Form 10-Q
period 1996-06-30
ITT EDUCATIONAL SERVICES INC
filed 1996-08-06
CIK 922475

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ENDED JUNE 30, 1996
                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_________________ to __________________
     Commission file number     1-13144



                        ITT EDUCATIONAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    36-2061311
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

5975 CASTLE CREEK PARKWAY N. DRIVE
        P.O. BOX 50466
      INDIANAPOLIS, INDIANA                          46250-0466
(Address of principal executive offices)             (Zip Code)


                                 (317) 594-9499
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  [X]                    No  [ ]


                                  17,999,987
Number of shares of Common Stock, $.01 par value, outstanding at June 30, 1996.

                        ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana

            Quarterly Report to Securities and Exchange Commission
                                 June 30, 1996

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS.



                                     INDEX
                                     -----


                                                                      Page
                                                                      ----

Consolidated Statements of Income (unaudited) for the six months ended June 30, 1996 and 1995 and the three months ended
 June 30, 1996 and 1995..............................................  3

Consolidated Balance Sheets as of June 30, 1996 and 1995 (unaudited)
 and December 31, 1995...............................................  4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1996 and 1995 and the three months ended
 June 30, 1996 and 1995..............................................  5

Notes to Consolidated Financial Statements...........................  6


                        ITT EDUCATIONAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)



                                        Three Months Ended June 30,   Six Months Ended June 30,
                                       -----------------------------  -------------------------
                                            1996           1995           1996         1995
                                       --------------  -------------  ------------  -----------
REVENUES
Tuition                                      $42,376        $37,309       $ 91,644      $81,958
Other educational                              9,192          7,660         17,027       14,180
                                             -------        -------       --------      -------
   Total revenue                              51,568         44,969        108,671       96,138
                                             -------        -------       --------      -------

COSTS AND EXPENSES
Cost of educational services                  35,074         32,082         68,561       63,685
Student services and administrative
  expenses                                    16,880         14,061         33,385       28,140
                                             -------        -------       --------      -------
                                              51,954         46,143        101,946       91,825
                                             -------        -------       --------      -------

Operating income (loss)                         (386)        (1,174)         6,725        4,313

Interest income, net                             909            801          1,856        2,013
                                             -------        -------       --------      -------

Income before income taxes                       523           (373)         8,581        6,326

Income taxes                                     209           (149)         3,432        2,524
                                             -------        -------       --------      -------

Net income (loss)                            $   314        $  (224)      $  5,149      $ 3,802
                                             =======        =======       ========      =======

Earnings (loss) per common share             $   .02        $ (0.01)      $    .29      $   .21

Average equivalent common shares
  outstanding (in thousands)                  18,106         18,027         18,088       18,023


The accompanying notes are an integral part of these consolidated financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                         June 30, 1996                         June 30, 1995
                                          (unaudited)     December 31, 1995     (unaudited)
                                         -------------    -----------------    -------------
ASSETS
Current assets
  Cash                                     $     46           $    595           $    574
  Restricted cash                               910              5,037             10,849
  Cash invested with ITT Corporation         75,347             71,885             58,432
  Accounts receivable, net                    8,932              7,592              6,750
  Deferred income tax                           509                950              1,012
  Prepaids and other current assets           3,030              1,508              2,946
                                           --------           --------           --------
    Total current assets                     88,774             87,567             80,563

Property and equipment, net                  17,906             18,985             17,359
Direct marketing costs                        5,352              5,031              5,177
Other assets                                  2,658              2,701              2,349
                                           --------           --------           --------
    Total assets                           $114,690           $114,284           $105,448
                                           ========           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                         $ 16,778           $  8,336           $ 11,246
  Accrued compensation and benefits           2,806              4,195              3,414
  Other accrued liabilities                   2,953              6,172              4,529
  Deferred tuition revenue                   31,457             40,063             37,797
                                           --------           --------           --------
    Total current liabilities                53,994             58,766             56,986

Other liabilities                             1,706              1,677              2,210
                                           --------           --------           --------
    Total liabilities                        55,700             60,443             59,196
                                           --------           --------           --------

Shareholders' equity
  Preferred stock, $.01 par value,
   5,000,000 shares authorized, none
   issued or outstanding
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   18,000,000, 12,000,000 and
   12,000,000 issued and outstanding            180                120                120
  Capital surplus                            32,603             32,663             32,663
  Retained earnings                          26,207             21,058             13,469
                                           --------           --------           --------
    Total shareholders' equity               58,990             53,841             46,252
                                           --------           --------           --------
    Total liabilities and
     shareholders' equity                  $114,690           $114,284           $105,448
                                           --------           --------           --------

The accompanying notes are an integral part of these consolidated financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                     -----------------------------  ---------------------------
                                                         1996            1995           1996          1995
                                                     -------------  --------------  ------------  -------------
Cash flows from operating activities:
  Net earnings (loss)                                     $   314         $  (224)      $ 5,149        $ 3,802
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                         2,026           1,837         3,991          3,654
      Provision for doubtful accounts                         460             231           849            650
      Deferred taxes                                          199             (81)          474            261
      Increase/decrease in operating assets
        and liabilities:
         Accounts receivable                               (1,577)           (432)       (2,189)          (824)
         Direct marketing costs                              (394)           (109)         (321)          (123)
         Accounts payable and
           accrued liabilities                             (2,415)         (1,532)        3,834          1,894
         Prepaids and other assets                           (128)            443        (1,483)          (403)
         Deferred tuition revenue                           3,555           5,381        (8,606)        (3,174)
                                                          -------         -------       -------        -------
Net cash provided by operating activities                   2,040           5,514         1,698          5,737
                                                          -------         -------       -------        -------

Cash flows used for investing activities:
   Capital expenditures, net                               (1,720)         (1,519)       (2,912)        (2,692)
   Net increase in cash invested with
     ITT Corporation                                         (140)         (1,659)       (3,462)        (2,522)
                                                          -------         -------       -------        -------

Net cash used for investing activities                     (1,860)         (3,178)       (6,374)        (5,214)
                                                          -------         -------       -------        -------
Net increase (decrease) in cash and
   restricted cash                                            180           2,336        (4,676)           523

Cash and restricted cash at beginning of period               776           9,087         5,632         10,900
                                                          -------         -------       -------        -------

Cash and restricted cash at end of period                 $   956         $11,423       $   956        $11,423
                                                          -------         -------       -------        -------

The accompanying notes are an integral part of these consolidated financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
             (Dollar amounts in thousands unless otherwise stated)

1. The accompanying unaudited consolidated financial statements have been prepared by ITT Educational Services, Inc. (the "Company") without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results for the entire calendar year.

2. On March 22, 1996, the Company declared a 3 for 2 Common Stock split, effected by payment of a stock dividend on April 15, 1996 to all shareholders of record at the close of business on April 1, 1996. The earnings per share amounts for all prior periods have been restated to reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1995 for discussion of cash receipts from financial aid programs, nature of capital additions, seasonality of revenues, components of income statement captions, interest payments on cash invested with ITT Corporation ("ITT") and other matters.

The Company records its revenues as students attend class. Due to the two week vacations in June and December, the first and third quarters include 13 weeks of revenue and the second and fourth quarters include 11 weeks of revenue. The Company's incurrence of costs, however, is generally not affected by the academic schedule and such costs do not fluctuate significantly on a quarterly basis. As a result, net income in the second and fourth quarters is significantly less than in the first and third quarters.

Results of Operations
- - ---------------------

Revenues increased $6.6 million, or 14.7%, to $51.6 million in the three months ended June 30, 1996 from $45.0 million in the three months ended June 30, 1995. Revenues increased $12.6 million, or 13.1%, to $108.7 million in the six months ended June 30, 1996 from $96.1 million in the six months ended June 30, 1995. These increases are primarily due to a 5% increase in tuition rates in September 1995, an increase in the number of first-time students beginning classes in March and June 1996 as discussed below, increased total student enrollment at June 30, 1996 as discussed below, and a change in the mix of students to higher tuition rate courses (i.e., bachelor's degree and CAD programs).

The total number of first-time and re-entering students beginning classes in 1996 and 1995 may be shown as follows:

                         Three Months Ended June 30,           Six Months Ended June 30,
                        ------------------------------         -------------------------
                                            Percentage                        Percentage
                        1996      1995      Increase            1996   1995   Increase
                        -----     -----     ----------         ------  -----  ----------

First-time students     5,918     4,920        20.3             9,481  7,658     23.8
Re-entering students      635       552        15.0             1,312  1,130     16.1
                        -----     -----        ----            ------  -----     ----
Total new students      6,553     5,472        19.8            10,793  8,788     22.8
                        =====     =====        ====            ======  =====     ====

The total student enrollment on June 30, 1996 was 22,100, compared to 20,365 students on June 30, 1995, an increase of 8.5%.

Cost of educational services increased $3.0 million, or 9.3%, to $35.1 million in the three months ended June 30, 1996 from $32.1 million in the three months ended June 30, 1995. Cost of educational services increased $4.9 million, or 7.7%, to $68.6 million in the six months ended June 30, 1996 from $63.7 million in the six months ended June 30, 1995. These increases are principally a result of costs required to service the increased enrollment, normal inflationary cost increases for wages, rent and other costs of services, and increased costs at new technical institutes (two opened in September 1995 and two in March 1996). Cost of educational services decreased as a percentage of revenue in the three and six months ended June 30, 1996 from the respective periods in 1995 primarily because of greater revenues being spread over the fixed portion of cost of educational services.

Student services and administrative expenses increased $2.8 million, or 19.9%, to $16.9 million in the three months ended June 30, 1996 from $14.1 million in the three months ended June 30, 1995. Student services and administrative expenses increased $5.3 million, or 18.9%, to $33.4 million in the six months ended June 30, 1996 from $28.1 million in the six months ended June 30, 1995. To address the relatively soft market for new student enrollment, the Company increased its media advertising expenses in the three and six months ended June 30, 1996 by approximately 31% and 30%, respectively, over the same expenses incurred in the three and six months ended June 30, 1995, respectively. Student services and administrative expenses also increased as a result of normal inflationary cost increases for wages and media advertising.

The Company incurs operating losses when opening new institutes. Five new institutes were opened in 1993, six in 1994, two in 1995 and two in the first six months of 1996. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the consolidated statement of income. The amount of operating losses (pre-tax) during the three and six months ended June 30, 1996 for institutes open less than 24 months were $2.2 million and $3.6 million, respectively, compared to $2.3 million and $4.4 million for the three and six months ended June 30, 1995, respectively.

Operating losses decreased $0.8 million to $0.4 million in the three months ended June 30, 1996 from $1.2 million in the three months ended June 30, 1995. Operating income increased $2.4 million, or 55.8%, to $6.7 million in the six months ended June 30, 1996 from $4.3 million in the six months ended June 30, 1995. These increases are primarily due to the control of costs and the reduction of operating losses of new institutes (i.e., ten institutes in the first 24 months of operation in the six months ended June 30, 1996 compared to 13 in the six months ended June 30, 1995). The operating margin increased to 6.2% of revenues in the six months ended June 30, 1996, up from 4.5% in the six months ended June 30, 1995.

Interest income in the three months ended June 30, 1996 increased $0.1 million from the three months ended June 30, 1995 because of a non-recurring interest expense of $250,000, related to a previously accrued liability for a state tax assessment recorded in the three months ended June 30, 1995, that was offset by the reduction in the interest rate earned on the cash invested by the Company with ITT (i.e., 5.5% in the three months ended June 30, 1996 compared to 7.5% in the three months ended June 30, 1995). Interest income decreased $0.1 million, or 5.0%, to $1.9 million in the six months ended June 30, 1996 from $2.0 million in the six months ended June 30, 1995 due to the same reasons discussed above for the three months ended June 30, 1996.

Financial Condition, Liquidity and Capital Resources
- - ----------------------------------------------------

Due to the seasonal pattern of enrollments and the receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Net cash provided by operating activities was $2.0 million in the three months ended June 30, 1996 compared to $5.5 million provided by operations in the three months ended June 30, 1995. Net cash provided by operating activities was $1.7 million in the six months ended June 30, 1996 compared to $5.7 million in the six months ended June 30, 1995. These decreases are primarily due to the July 1995 federal regulation that changes the timing of receipt of federal financial aid to later dates in 1996 than 1995 and its impact on accounts receivable and deferred tuition revenue. The Company received $7.5 million of cash on July 11, 1996 pursuant to the July 1995 federal regulation. This amount would have been received in June 1996 pursuant to the previous regulations.

Capital expenditures were $1.7 million in the three months ended June 30, 1996 compared to $1.5 million in the three months ended June 30, 1995. Capital expenditures were $2.9 million in the six months ended June 30, 1996 compared to $2.7 million in the six months ended June 30, 1995. The Company expects that the capital additions for the full 1996 year will be approximately $9.0 million or a $0.5 million increase over 1995.

The capital additions for a new technical institute are approximately $0.4 million and the capital additions for each new curriculum at an existing institute are approximately $0.2 million. The Company anticipates that its planned capital additions can be funded through cash flows from operations.

Cash flows from operations on a long-term basis are highly dependent upon the receipt of funds from federal financial aid programs and the amount of funds spent on new technical institutes, curricula additions at existing institutes and possible acquisitions.

Factors That May Affect Future Results
- - --------------------------------------

This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and the Company's eligibility to participate in, student financial aid programs utilized by the Company's students; effects of any change in ownership of the Company resulting in a change in control of the Company, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; receptivity of students and employers to the Company's existing program offerings and new curricula; loss of lender access to the Company's students for student loans; and a substantial increase in the shares of Common Stock available for sale in the market if ITT divests some or all of its Common Stock holdings.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business. Among the legal actions currently pending is Eldredge, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 689376). This action was filed on June 8, 1995 in the Superior Court of San Diego County in San Diego, California by seven students who attended the San Diego ITT Technical Institute. The suit alleges, among other things, misrepresentation, civil conspiracy and statutory violations by the Company, ITT Corporation and three employees of the San Diego ITT Technical Institute. The plaintiffs seek general damages, exemplary damages, civil penalties, restitution (including return of educational costs) on behalf of the plaintiffs and all other persons similarly situated, attorney's fees and costs. The judge has recently determined that the Company is subject to certain statutory provisions which the Company believed were not applicable to it. The Company intends to appeal this decision.

While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have, after taking into account the Company's existing provisions for such liabilities, a material adverse effect on the Company's financial position, results of operations or cash flows. Certain litigation may, however, subject the affected ITT Technical Institute to additional regulatory scrutiny.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the second quarter of fiscal year 1996, the Company submitted the following matters to a vote of the holders of its Common Stock:

The 1996 annual meeting of shareholders of the Company was held on May 14, 1996 to elect directors and approve an amendment to the Company's Restated Certificate of Incorporation. At this meeting, the shareholders elected the following persons to serve as directors of the Company in the second class of the Company's Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

         Second Class - Term expiring at 1999 Annual Meeting
         ------------

                      1.  Robert A. Bowman
                      2.  John E. Dean
                      3.  Vin Weber

The final results of the vote taken at such meeting for the director nominees are as follows:

                                                                   Broker
                              Votes For       Votes Withheld       Nonvotes      Abstentions
                              ----------      ---------------      --------      -----------
Robert A. Bowman              11,764,529           7,446               0             0
John E. Dean                  11,764,629           7,346               0             0
Vin Weber                     11,764,629           7,346               0             0

At this meeting, the shareholders also approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, $0.01 par value per share, from 25,000,000 to 50,000,000. The final results of the vote taken at such meeting to approve the amendment to the Company's Restated Certificate of Incorporation are as follows:

                   Percentage of Shares                   Broker
       Votes For  Outstanding Voting For  Votes Against  Nonvotes  Abstentions
       ---------- ----------------------  -------------  --------  -----------
       11,739,947         97.83%             27,955         0         4,073


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ITT EDUCATIONAL SERVICES, INC.

Date:  August 5, 1996

                                  By:              /s/ Gene A. Baugh
                                     -------------------------------------------
                                                     GENE A. BAUGH
                                      Senior Vice President, Treasurer and
                                                     Controller
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS



    Exhibit
     No.                            Description
- - ----------------------------------------------------------------------------------------
     3.1       Restated Certificate of Incorporation, as Amended to Date..........

     11        Statement re Computation of Per Share Earnings.....................

     27        Financial Data Schedule............................................

- - ----------------
