Form 10-Q
period 1996-09-30
ITT EDUCATIONAL SERVICES INC
filed 1996-11-13
CIK 922475

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ENDED SEPTEMBER 30, 1996
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
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

                    Yes    [X]                     No    [_]

                                  26,999,952

Number of shares of Common Stock, $.01 par value, outstanding at November 5,
1996

                        ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana

            Quarterly Report to Securities and Exchange Commission
                              September 30, 1996

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.


                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
Consolidated Statements of Income (unaudited) for the nine months ended
  September 30, 1996 and 1995 and the three months ended September 30, 1996
  and 1995.................................................................   3

Consolidated Balance Sheets as of  September 30, 1996 and 1995 (unaudited)
  and December 31, 1995....................................................   4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended
  September 30, 1996 and 1995 and the three months ended September 30, 1996
  and 1995.................................................................   5

Notes to Consolidated Financial Statements.................................   6

                        ITT EDUCATIONAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                           Three Months Ended            Nine Months Ended
                                              September 30,                September 30,
                                        ------------------------      --------------------------
                                           1996         1995             1996           1995
                                        ----------    ----------      -----------    -----------
REVENUES
Tuition                                    $54,653       $47,171        $146,297        $129,129
Other educational                           10,460         8,846          27,487          23,026
                                           -------       -------        --------        --------
   Total revenue                            65,113        56,017         173,784         152,155
                                           -------       -------        --------        --------

COSTS AND EXPENSES
Cost of educational services                37,303        33,596         105,864          97,281
Student services and administrative
  expenses                                  17,769        14,870          51,154          43,010
                                           -------       -------        --------        --------
                                            55,072        48,466         157,018         140,291
                                           -------       -------        --------        --------

Operating income                            10,041         7,551          16,766          11,864

Interest income, net                         1,076         1,438           2,932           3,451
                                           -------       -------        --------        --------

Income before income taxes                  11,117         8,989          19,698          15,315

Income taxes                                 4,447         3,587           7,879           6,111
                                           -------       -------        --------        --------

Net income                                 $ 6,670       $ 5,402        $ 11,819        $  9,204
                                           =======       =======        ========        ========

Earnings per common share                     $.25          $.20            $.44            $.34

Average equivalent common shares
  outstanding (in thousands)                27,176        27,063          27,146          27,044


The accompanying notes are an integral part of these consolidated financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             September 30, 1996                      September 30, 1995
                                                 (unaudited)      December 31, 1995      (unaudited)
                                             -------------------  -----------------  -------------------

ASSETS
Current assets
   Cash                                             $    474          $    595            $    722
   Restricted cash                                     1,197             5,037               6,132
   Cash invested with ITT Corporation                 88,008            71,885              71,834
   Accounts receivable, net                           10,910             7,592               8,173
   Deferred income tax                                   945               950               1,308
   Prepaids and other current assets                   2,714             1,508               2,167
                                                    --------          --------            --------
       Total current assets                          104,248            87,567              90,336

Property and equipment, net                           18,630            18,985              18,834
Direct marketing costs                                 5,747             5,031               5,375
Other assets                                           2,479             2,701               2,613
                                                    --------          --------            --------
       Total assets                                 $131,104          $114,284            $117,158
                                                    ========          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                 $ 20,321          $  8,336            $ 12,291
   Accrued compensation and benefits                   4,430             4,195               4,086
   Other accrued liabilities                           5,611             6,172               6,987
   Deferred tuition revenue                           33,069            40,063              39,784
                                                    --------          --------            --------
       Total current liabilities                      63,431            58,766              63,148

Other liabilities                                      2,013             1,677               2,356
                                                    --------          --------            --------
       Total liabilities                              65,444            60,443              65,504
                                                    --------          --------            --------

Shareholders' equity
    Preferred stock, $.01 par value,
       5,000,000 shares authorized, none
       issued or outstanding
    Common stock, $.01 par value, 50,000,000
        shares authorized, 27,000,000,
        12,000,000 and 12,000,000 issued and
        outstanding                                      270               120                 120
     Capital surplus                                  32,513            32,663              32,663
     Retained earnings                                32,877            21,058              18,871
                                                    --------          --------            --------
       Total shareholders' equity                     65,660            53,841              51,654
                                                    --------          --------            --------
       Total liabilities and shareholders' equity   $131,104          $114,284            $117,158
                                                    ========          ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             --------------------------------    -------------------------------
                                                   1996             1995             1996             1995
                                                   ----             ----             ----             ----

Cash flows from operating activities:
Net earnings                                    $  6,670          $  5,402         $ 11,819        $  9,204
Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
       Depreciation and amortization               1,647             1,775            5,638           5,429
       Provision for doubtful accounts               477               388            1,326           1,038
       Deferred taxes                                (45)             (150)             429             111
 Increase/decrease in operating assets
    and liabilities:
       Accounts receivable                        (2,455)           (1,811)          (4,644)         (2,635)
       Direct marketing costs                       (395)             (198)            (716)           (321)
       Accounts payable and accrued
           liabilities                             7,737             4,175           11,571           6,069
        Prepaids and other assets                    499               515             (984)           (112)
        Deferred tuition revenue                   1,612             1,987           (6,994)         (1,187)
                                                --------          --------         --------        --------

Net cash provided by operating activities         15,747            12,083           17,445          17,820

Cash flows used for investing activities:
    Capital expenditures, net                     (2,371)           (3,250)          (5,283)         (5,942)
    Net increase in cash invested with
        ITT Corporation                          (12,661)          (13,402)         (16,123)        (15,924)
                                                --------          --------         --------        --------
Net cash used for investing activities           (15,032)          (16,652)         (21,406)        (21,866)
                                                --------          --------         --------        --------

Net increase (decrease) in cash and
    restricted cash                                  715            (4,569)          (3,961)         (4,046)

Cash and restricted cash at beginning
   of period                                         956            11,423            5,632          10,900
                                                --------          --------         --------        --------

Cash and restricted cash at end of period       $  1,671          $  6,854         $  1,671        $  6,854
                                                ========          ========         ========        ========



The accompanying notes are an integral part of these consolidated financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
             (DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE STATED)

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

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results for the entire calendar year.

2. On October 8, 1996, the Company authorized a 3 for 2 Common Stock split effected by payment of a stock dividend on November 4, 1996 to all shareholders of record on October 21, 1996. The earnings per share amounts for all prior periods have been restated to reflect this stock split. In connection with the stock split, the shareholders' equity section of the September 30, 1996 balance sheet reflects a $90 transfer from Capital Surplus to Common Stock.

     On March 22, 1996, the Company declared a 3 for 2 Common Stock split, effected by payment of a stock dividend on April 15, 1996 to all shareholders of record at the close of business on April 1, 1996. The earnings per share amounts for all prior periods have been restated to reflect this stock split.

3. The Company has a number of pending legal and other claims arising out of the normal course of business. Among the legal actions currently pending is Eldredge, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 689376) (the "Eldredge Case"). This action was filed on June 8, 1995 in the Superior Court of San Diego County in San Diego, California by seven graduates of the San Diego ITT Technical Institute. The jury recently rendered a verdict against the Company and ITT Corporation in this action. General damages of approximately $0.2 million were assessed against the Company and ITT Corporation, jointly. Exemplary damages of $2.6 million and $4.0 million were assessed against the Company and ITT Corporation, respectively. Prejudgment interest was assessed on the general damages award, and post-judgment interest was assessed on the entire award. It is also anticipated that the judge will award the plaintiffs reasonable attorney's fees and costs. The plaintiffs' other claims of statutory violations by the Company have been dismissed. The Company intends to take all actions available to seek to overturn the awards and to appeal the decision. Management, based upon the advice of counsel, believes that it is probable that it will prevail in its appeal, thus no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' reasonable attorney's fees and costs, and the prejudgment and post-judgment interest assessed thereon. In addition, other legal proceedings may result by other persons alleging similar claims of misrepresentation and violations of certain statutory provisions of the California Education Code (commonly known as the Maxine Waters Act).

     In the opinion of management, the ultimate outcome of these matters should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Results of Operations
---------------------

Revenues increased $9.1 million, or 16.3%, to $65.1 million in the three months ended September 30, 1996 from $56.0 million in the three months ended September 30, 1995. Revenues increased $21.6 million, or 14.2%, to $173.8 million in the nine months ended September 30, 1996 from $152.2 million in the nine months ended September 30, 1995. These increases are primarily due to a 5% increase in tuition rates in September 1995, an increase in the number of first-time students beginning classes in March, June and September 1996 as discussed below, increased total student enrollment as discussed below, and a change in the mix of students to higher tuition rate courses (i.e., bachelor's degree and computer-aided drafting technology programs).

The total number of first-time and re-entering students beginning classes in 1996 and 1995 may be shown as follows:

                        Three Months Ended September 30,         Nine Months Ended September 30,
                        --------------------------------         -------------------------------
                                              Percentage                              Percentage
                              1996     1995   Increase             1996     1995      Increase
                              ----     ----   ----------           ----     ----      ----------

First-time students          7,271     6,290       15.6           16,752    13,948        20.1
Re-entering students           880       844        4.3            2,192     1,974        11.0
                             -----     -----       ----           ------    ------        ----
Total new students           8,151     7,134       14.3           18,944    15,922        19.0
                             =====     =====       ====           ======    ======        ====

The total student enrollment on September 30, 1996 was 23,971, compared to 21,863 students on September 30, 1995, an increase of 9.6%.

Cost of educational services increased $3.7 million, or 11.0%, to $37.3 million in the three months ended September 30, 1996 from $33.6 million in the three months ended September 30, 1995. Cost of educational services increased $8.6 million, or 8.9%, to $105.9 million in the nine months ended September 30, 1996 from $97.3 million in the nine months ended September 30, 1995. These increases are principally a result of costs required to service the increased enrollment, normal inflationary cost increases for wages, rent and other costs of services, and increased costs at new technical institutes (two opened in September 1995, two in March 1996, and one in September 1996). Cost of educational services decreased as a percentage of revenue in the three and nine months ended September 30, 1996 from the respective periods in 1995 primarily because of greater revenues being spread over the fixed portion of cost of educational services.

Student services and administrative expenses increased $2.9 million, or 19.5%, to $17.8 million in the three months ended September 30, 1996 from $14.9 million in the three months ended September 30, 1995. Student services and administrative expenses increased $8.2 million, or 19.1%, to $51.2 million in the nine months ended September 30, 1996 from $43.0 million in the nine months ended September 30, 1995. To address the relatively soft market for new student enrollment, the Company increased its media advertising expenses in the three and nine months ended September 30, 1996 by approximately 31% and 30%, respectively, over the same expenses incurred in the three and nine months ended September 30, 1995, respectively. Student services and administrative expenses also increased as a result of normal inflationary cost increases for wages and media advertising.

The Company incurs operating losses when opening new institutes. Five new institutes were opened in 1993, six in 1994, two in 1995 and three in the first nine months of 1996. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the consolidated statement of income. The amount of operating losses (pre-tax) during the three and nine months ended September 30, 1996 for institutes open less than 24 months were $1.2 million and $4.9 million, respectively, compared to $1.5 million and $5.9 million for the three and nine months ended September 30, 1995, respectively.

Operating income increased $2.4 million, or 31.6%, to $10.0 million in the three months ended September 30, 1996 from $7.6 million in the three months ended September 30, 1995. Operating income increased $4.9 million, or 41.2%, to $16.8 million in the nine months ended September 30, 1996 from $11.9 million in the
nine months ended September 30, 1995.   These increases are primarily due to the
control of costs and the reduction of operating losses of new institutes (i.e., 11 institutes in the first 24 months of operation in the nine months ended September 30, 1996 compared to 13 in the nine months ended September 30, 1995). The operating margin increased to 9.6% of revenues in the nine months ended September 30, 1996, up from 7.8% in the nine months ended September 30, 1995.

Interest income in the three months ended September 30, 1996 decreased $0.4 million from the three months ended September 30, 1995 because of a reduction in the interest rate earned on the cash invested by the Company with ITT (i.e., 5.5% in the three months ended September 30, 1996 compared to 7.5% in the three months ended September 30, 1995). Interest income decreased $0.5 million, or 14.7%, to $2.9 million in the nine months ended September 30, 1996 from $3.4 million in the nine months ended September 30, 1995 because of the reduction in interest rate discussed above, that was offset by an increase because of a non-recurring interest expense of $250,000 related to a previously recorded liability for a state tax assessment recorded in the three months ended June 30, 1995.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Due to the seasonal pattern of enrollments and the receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Net cash provided by operating activities increased $3.7 million to $15.8 million in the three months ended September 30, 1996 compared to $12.1 million in the three months ended September 30, 1995. Net cash provided by operating activities decreased $0.4 million to $17.4 million in the nine months ended September 30, 1996 compared to $17.8 million in the nine months ended September 30, 1995. This decrease is primarily due to the July 1995 federal regulation that changes the timing of receipt of federal financial aid to later dates in 1996 than 1995 and its impact on accounts receivable and deferred tuition revenue. The Company received $8.4 million of cash on October 7, 1996 pursuant to the July 1995 federal regulation. This amount would have been received in September 1996 pursuant to the previous regulations.

Capital expenditures were $2.4 million in the three months ended September 30, 1996 compared to $3.3 million in the three months ended September 30, 1995. Capital expenditures were $5.3 million in the nine months ended September 30, 1996 compared to $5.9 million in the nine months ended September 30, 1995. The Company expects that the capital additions for the full 1996 year will be approximately $9.0 million or a $0.5 million increase over 1995.

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

Management, based on the advice of counsel, believes that it is probable that it will prevail in its appeal in Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case"), thus no provision for the awards in that case has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' reasonable attorney's fees and costs, and the prejudgment and post-judgment interest assessed thereon.

Factors That May Affect Future Results
--------------------------------------

This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and the Company's eligibility to participate in, student financial aid programs utilized by the Company's students; the results of the Company's appeal in Eldredge, et al. v. ITT Educational Services, Inc., et al.; effects of any change in ownership of the Company resulting in a change in control of the Company, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; receptivity of students and employers to the Company's existing program offerings and new curricula; loss of lender access to the Company's students for student loans; and a substantial increase in the shares of Common Stock available for sale in the market if ITT divests some or all of its Common Stock holdings.

                                    PART II


ITEM 1.   LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business.

Among the legal actions currently pending is Eldredge, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 689376) (the "Eldredge Case"). As reported in the Company's Report on Form 10-Q for the quarter ended June 30, 1996, this action was filed on June 8, 1995 in the Superior Court of San Diego County in San Diego, California by seven graduates of the San Diego ITT Technical Institute. The jury recently rendered a verdict against the Company and ITT Corporation in this action. General damages of approximately $0.2 million were assessed against the Company and ITT Corporation, jointly. Exemplary damages of $2.6 million and $4.0 million were assessed against the Company and ITT Corporation, respectively. Prejudgment interest was assessed on the general damages award, and post-judgment interest was assessed on the entire award. It is also anticipated that the judge will award the plaintiffs reasonable attorney's fees and costs. The plaintiffs' other claims of statutory violations by the Company have been dismissed. The Company intends to take all actions available to seek to overturn the awards and to appeal the decision. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based on the advice of counsel, believes that it is probable that it will prevail in its appeal, thus no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' reasonable attorney's fees and costs, and the prejudgment and post-judgment interest assessed thereon. In addition, other legal proceedings may result by other persons alleging similar claims of misrepresentation and violations of certain statutory provisions of the California Education Code (commonly known as the Maxine Waters Act).

While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any other pending legal proceeding will result in a judgment or settlement that will have, after taking into account the Company's existing provisions for such liabilities, a material adverse effect on the Company's financial position, results of operations or cash flows. Certain litigation may, however, subject the affected ITT Technical Institute to additional regulatory scrutiny.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ITT EDUCATIONAL SERVICES, INC.

Date: November 12, 1996

                              By:          /s/ Gene A. Baugh
                                 -----------------------------------------------
                                               GENE A. BAUGH
                                 Senior Vice President, Treasurer and Controller
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS


  Exhibit
   No.                           Description
--------------------------------------------------------------------------------
   11     Statement re Computation of Per Share Earnings...................

   27     Financial Data Schedule..........................................

----------------------