Form 10-K
period 1996-12-31
ITT EDUCATIONAL SERVICES INC
filed 1997-03-12
CIK 922475

                                   FORM 10-K
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ANNUAL REPORT
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended      DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from ____________ to __________
     Commission file number   1-13144

                        ITT EDUCATIONAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                  36-2061311
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   5975 CASTLE CREEK PARKWAY N. DRIVE
            P.O. BOX 50466
         INDIANAPOLIS, INDIANA                              46250-0466
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code  (317) 594-9499

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE                 NEW YORK STOCK EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]       No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                 $112,246,998

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at January 31, 1997 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                  26,999,952

       Number of shares of Common Stock, $.01 par value, outstanding at
                              February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K

   IDENTITY OF DOCUMENT                PARTS OF FORM 10-K INTO WHICH DOCUMENT IS
                                       INCORPORATED

   Definitive Proxy Statement for      PART III
   the Annual Meeting of Shareholders
   to be held May 13, 1997

                        ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana

              Annual Report to Securities and Exchange Commission
                               December 31, 1996

                                    PART I


ITEM 1.    BUSINESS.

     Unless the context otherwise requires, the term "Company" refers to ITT Educational Services, Inc., the term "ITT" refers to ITT Corporation, a Nevada corporation, and its subsidiaries other than the Company, and the terms "ITT Technical Institutes," "technical institutes" or "institutes" (in singular or plural form) refer to educational institutions owned and operated by the Company.

Background

     Prior to its initial public offering (the "Offering"), which was consummated on December 27, 1994, the Company was a wholly owned subsidiary of ITT Corporation, formerly a Delaware corporation and now known as ITT Industries, Inc., an Indiana corporation ("Old ITT"). On September 29, 1995, ITT succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of the Common Stock of the Company, as part of the division of Old ITT's businesses among itself and two of its wholly owned subsidiaries (including ITT) and distribution of all the outstanding common stock of ITT and the other subsidiary to the shareholders of Old ITT, which occurred on December 19, 1995 ("Division"). ITT is a global enterprise engaged, through its subsidiaries, in the hotel and gaming, sports and entertainment and information services businesses. A tender offer to obtain control of ITT commenced on January 31, 1997 by Hilton Hotels Corporation ("Hilton") and would, if successful, result in a change in control of the Company. ITT has stated in the Solicitation/ Recommendation Statement on Schedule 14D-9 filed by ITT with the Securities and Exchange Commission (the "ITT 14D-9") in response to Hilton's offer that it is actively exploring opportunities to enhance the value of ITT. As part of this process, ITT has disclosed in the ITT 14D-9 that it "is taking steps to monetize or otherwise realize the value of non-core assets." ITT has disclosed that as a result, it is exploring possible transactions to dispose of some or all of the Common Stock of the Company held by ITT. There can be no assurance that ITT will maintain its ownership interest in the Company. Any acquisition of control of ITT or disposition of Common Stock by ITT that results in a change in control of the Company may have material adverse consequences for the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Under agreements with the Company, ITT provides certain administrative, financial, treasury, accounting, tax and other services to the Company and makes available certain of its employee benefit plans to the Company's employees. In addition, ITT and the Company have entered into a number of intercompany agreements covering matters such as corporate governance, tax sharing arrangements, the use of the "ITT" name and registration rights. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions."

     The Company is a Delaware corporation incorporated in 1946. Old ITT acquired a predecessor of the Company in 1966, and the Company changed its name to ITT Educational Services, Inc. in 1969. The principal executive offices of the Company are located at 5975 Castle Creek Parkway, N. Drive, Indianapolis, Indiana 46250, and its telephone number is (317) 594-9499.

Overview

     The Company is a leading proprietary provider of technical postsecondary degree programs in the United States based on student enrollment. The Company offers associate, bachelor and master degree programs where authorized and, to a lesser extent, non-degree diploma programs to over 22,500 students through a system of 59 ITT Technical Institutes located in 26 states. The undergraduate programs are designed, after consultation with employers, to provide students with the knowledge and skills necessary for entry-level employment in technical positions in a variety of industries. As of December 31, 1996, approximately 95% of ITT Technical Institute students were enrolled in a degree program. Approximately 72% of ITT Technical Institute students were enrolled in electronics engineering technology ("EET") and related programs and 24% were enrolled in computer-aided drafting technology ("CAD") and related programs. Employers of ITT Technical Institute graduates include both well recognized corporations and small, technology oriented companies.

     Old ITT entered the education services business in 1966 through the acquisition of a predecessor of the Company which owned three technical institutes. In 1981, the Company began a strategy of significant expansion, acquiring three and establishing 44 new technical institutes since that date. Of the 59 institutes currently operating, 18 were established since January 1, 1992. As a result of adding new institutes and increasing enrollment at existing institutes, the number of students attending ITT Technical Institutes rose 30.9% from 17,284 students at December 31, 1991 to 22,633 students at December 31, 1996. Revenue from the ITT Technical Institutes has increased 73.1% from $134.2 million (excluding discontinued operations) in 1991 to $232.3 million in 1996. In fiscal year 1996, the Company obtained state approval to operate one new technical institute and introduced a new bachelor's degree program in telecommunications engineering technology. The Company intends to continue expanding by opening new technical institutes and offering a broader range of programs at its institutes.

     The Company expects the demand for postsecondary education to increase over the next several years as a result of certain demographic, economic and social trends. These trends include a projected 24% growth in the number of new high school graduates from approximately 2.5 million in 1994 to approximately 3.1 million in 2004 (according to government estimates), the fact that only approximately 27% of adults over age 18 in 1994 possessed a college degree (according to government statistics), the decline in military service opportunities and a heightened public recognition of the importance of a postsecondary education to an individual's career prospects.

     The Company believes that it is well positioned relative to other education providers to take advantage of an expected increase in demand for postsecondary education for the following reasons:

          Employment Oriented Education. The Company expects that an uncertain employment market for recent high school and college graduates and a perceived shortage of job applicants who are well-prepared for existing entry-level positions will lead to an increased emphasis by students on education that is more directly related to the specific technical knowledge and skills required by many employers. Unlike many two- and four-year colleges, the ITT Technical Institutes offer undergraduates curricula that are focused on providing the technical knowledge and skills desired by many employers for entry-level positions. Each undergraduate curriculum offered by ITT Technical Institutes has been designed, after consultation with employers, for entry-level employment in a variety of careers related to a graduate's field of study. Curricula are updated periodically to reflect industry changes. The Company believes that the strength of its programs and the graduate placement assistance it offers are reflected in its graduate placement rates. Based on information provided by graduates and employers, approximately 87% of the ITT Technical Institutes' 1995 placeable graduates had obtained employment related to their field of study or were already employed in a position related to their field of study as of April 30, 1996, the most recently completed placement year.

          Programs Designed for the Convenience of Students. ITT Technical Institutes are distinguished by the flexibility they generally permit a student in scheduling classes. Each institute operates year-round. Undergraduate programs are offered on a quarterly basis, with four twelve-week quarters during a year. New students may generally begin an undergraduate program in March, June, September or December. Classes are typically offered in four-hour sessions five days a week in the morning, afternoon and evening. This scheduling flexibility helps students maintain part-time jobs and enables bachelor degree students to complete their degree and enter the workforce full-time in as few as three years. Programs of study are generally standardized among the technical institutes, permitting students to transfer from one ITT Technical Institute to another offering the same or similar program.

          The master of project management ("MPM") program, currently the Company's only graduate degree program of study, is offered on a non-term basis pursuant to which one- to six-week courses are taken sequentially one at a time. Students may generally begin the MPM program once a sufficient number of applicants necessary to begin a new class have assembled. Classes are typically offered in four-hour sessions one night a week, which generally accommodates students working full-time jobs. Although the MPM program is presently offered by only one technical institute in Indiana, the program is offered by this institute at various sites throughout Indiana.

          Financial Stability. The Company believes that as an established and financially stable proprietary provider of postsecondary education, it will be better able to assess and comply with the comprehensive and evolving federal, state and accreditation standards for the regulation of educational institutions and student financial aid programs than many other proprietary providers of postsecondary education.

Strategy

     The Company has instituted a business plan for accelerated expansion into the next decade in response to an expected increase in demand for postsecondary education. The plan's goals are to increase the number of students at ITT Technical Institutes and enhance operating efficiencies throughout the ITT Technical Institute system. Principal elements of this plan include the following:

          Establish New ITT Technical Institutes. The Company plans to add new technical institutes at sites throughout much of the United States. These sites are selected primarily on the basis of local demographics with particular emphasis on the current and projected young adult population and the concentration of technology oriented employers. Other factors considered include the level of competition, availability of media information channels and state regulatory requirements. Once target areas have been identified, the Company uses specific site selection criteria based on its experience. The Company opened one new technical institute in 1996, at an anticipated cost of $1.6 million inclusive of capital expenditures and first year operating losses. Additional institutes are planned for 1997 and future years. The Company has entered into facility leases for three of the four new ITT Technical Institutes that the Company intends to open in 1997. The Company also regularly investigates opportunities to acquire postsecondary institutions and related businesses, although no such acquisition is currently planned.

          Broaden Availability of Current Program Offerings. The Company seeks to appeal to a larger population of students by offering multiple programs of study with the objective of offering a minimum of three separate programs at each ITT Technical Institute. Currently, most ITT Technical Institutes offer one or two programs of study while only 28 offer three or more programs. In 1997, the Company intends to add aproximately 12 current program offerings at existing ITT Technical Institutes. Additionally, only 25 of the Company's institutes currently offer a bachelor degree program and only one ITT Technical Institute currently offers a master degree program. Management believes that the introduction of higher level programs at other ITT Technical Institutes will attract more students and increase the number of students continuing their studies beyond the associate degree level at ITT Technical Institutes.

          Develop Additional Degree Programs. The Company also plans to introduce programs in additional fields of study and at new degree levels. In 1996, the Company developed a telecommunications engineering technology program to supplement the Company's current program offerings and broaden its customer base.

          Improve Student Outcomes. To attract new students and enhance student retention, the Company seeks to improve the graduation and placement rates of the undergraduate students at the institutes by providing extensive academic services and dedicating significant administrative resources to placement assistance. Academic services offered to undergraduate students by ITT Technical Institutes include academic advising, tutoring, learning resource centers and individualized assistance when necessary. Undergraduate students are also instructed in resume preparation, interviewing skills and job search techniques. Instructors are encouraged to take a personal interest in the completion by students of their programs of study.

          Control Costs. The Company has centralized many of its administrative functions, freeing the staff at ITT Technical Institutes to devote its attention principally to student services. The Company believes that this centralization has contributed significantly to operating efficiencies and has positioned the Company to control overhead costs effectively. Centralized administrative services include: accounting, marketing, public relations, curricula development, purchasing, human resources, regulatory and legislative affairs and real estate. Operational uniformity among the Company's 59 institutes is maintained through the use of documented policies and procedures for each functional department within each technical institute. Management assistance and oversight is provided through the use of district managers who typically manage six to nine technical institutes and report to the corporate headquarters. In addition, the Company plans to continue enhancing operating efficiencies through the increased use of computers and automated systems. Measures that have been implemented by the Company include the use of electronic transfer systems for the timely submission of financial aid applications and receipt of certain federal student financial aid funds, the automation of student accounts for tuition, fees and bookstore charges, and an electronic mail system between the ITT Technical Institutes and the Company's corporate headquarters. The Company is evaluating enhancements to its management information systems, a project which will not be implemented until 1998. The Company intends to continue seeking other means to increase administrative efficiency and control operating costs.

Programs of Study

    The Company offers 15 degree programs and several diploma programs in various fields of study. All ITT Technical Institutes offer a degree or diploma program in electronics engineering technology ("EET") and 54 ITT Technical Institutes offer a degree or diploma program in computer-aided drafting technology ("CAD"). Together the EET and CAD programs comprise the core of the ITT Technical Institutes' program offerings. The table below sets forth information regarding the main programs of study offered by the Company.

             Programs of Study Offered at ITT Technical Institutes

                                         Number of Technical Institutes                Number of Students Enrolled
                                          Offering at December 31, 1996                    at December 31, 1996
                                   ----------------------------------------     ----------------------------------------
                                   Master    Bachelor    Associate              Master     Bachelor   Associate
Program Title                      Degree     Degree      Degree    Diploma     Degree      Degree     Degree    Diploma     Total
-------------                      ------    -------     ---------  -------     ------     --------   ---------  -------     ------
Project Management                      1        --         --          --        123          --            --       --        123

Electronics Engineering
  Technology                           --        18         57           2         --         836        14,640      543     16,019

Computer-Aided Drafting
  Technology                           --        --         50           4         --          --         4,490      405      4,895

Automated Manufacturing
  Technology (1)                       --         5         --          --         --         345            --       --        345

Hospitality Management                 --         1          1          --         --          15           141       --        156

Tool Engineering
  Technology (2)                       --        --          3          --         --          --           213       --        213

Architectural Engineering
  Technology (2)                       --        --          3          --         --          --           225       --        225

Industrial Design (2)                  --         3         --          --         --         111            --       --        111

Computer Visualization
  Technology (2)                       --         2         --          --         --          41            --       --         41

Chemical Technology                    --        --          2          --         --          --            34       --         34

Telecommunications
  Engineering Technology (1)           --         2         --          --         --          12            --       --         12

Other Programs of Study (3)                                                        --          --           168      291        459
                                                                                  ---       -----        ------    -----     ------

    Total                                                                         123       1,360        19,911    1,239     22,633

_______________
(1) EET related program.
(2) CAD related program.
(3) Other programs consist of Business Management Accounting, Automotive Service Technology, Heating/Air Conditioning/Refrigeration and Legal/Medical Secretarial.

    Students enrolled in EET and CAD related programs represent approximately 72% and 24%, respectively, of the ITT Technical Institute student population as of December 31, 1996. The Company's EET programs are designed to help graduates prepare to perform effectively in a variety of entry-level positions by providing students a practical education with specific electronic circuits and specialized techniques and, in the case of the bachelor degree programs, offering a solid foundation in applied mathematics and study and practice in computer programming. Graduates of the programs have obtained employment in the fields of radio and television broadcasting, communications, computer technology, industrial electronics, instrumentation, telecommunications, medical electronics, consumer electronics, marine electronics, aviation electronics, ultrasonics technology and traffic control electronics. The Company's CAD program is designed to help graduates prepare to work in entry-level positions in various technical drafting fields through the teaching of computer-aided drafting techniques as well as conventional drafting methods. Graduates have obtained entry-level positions in fields such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design and landscape architecture. The academic schedule of undergraduate programs at the ITT Technical Institutes is generally organized on the basis of four twelve-week quarters of instruction with new students beginning at the start of each academic quarter. Associate degree programs can be completed in eight academic quarters or less, and bachelor degree programs can typically be completed in 12 academic quarters (including academic quarters completed as part of a related associate degree program). Classes are typically offered in four-hour sessions five days a week and, depending on student enrollment, sessions are generally available in the morning, afternoon and evening. This class schedule generally affords flexibility to students to pursue part-time employment opportunities. Based on student surveys, the Company believes that a substantial majority of ITT Technical Institute students work at least part-time during their programs of study.

     The academic schedule of the MPM program, currently the Company's only graduate degree program of study, is organized on a non-term basis pursuant to which one- to six-week courses are taken sequentially one at a time. The MPM program can be completed in 21 months. Classes are typically offered in four-hour sessions one night a week, which generally accommodates students working full-time jobs. Students may generally begin the MPM program once a sufficient number of applicants necessary to begin a new class have assembled. The MPM program is presently offered at only one technical institute and has not yet been in existence for a sufficient period of time to produce its first class of graduates. As a result, there can be no assurance that the MPM program will be successful.

     ITT Technical Institute programs of study blend traditional academic content with applied learning concepts and have the objective of better preparing graduates for a changing economic and technological environment. A significant portion of a typical student's day in an associate degree program at an ITT Technical Institute involves practical study in a lab environment.

     The content of technical courses in each program of study is generally standardized among the various ITT Technical Institutes to provide uniformity and to better enable students to transfer among the ITT Technical Institutes offering similar programs. The curriculum in each field is reviewed periodically to respond to changes in technology and industry needs. The ITT Technical Institutes have established advisory committees comprised of representatives of local employers for each field of study. These advisory committees assist the ITT Technical Institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student's program of study, degree programs may also include general education courses such as English, economics, history, literature, psychology and public speaking.

     Tuition for a student entering an undergraduate program in December 1996 and completing three consecutive academic quarters, the equivalent of an academic year at traditional two- and four-year colleges, is $6,787 for the EET program and $8,057 for the CAD program. A student's tuition cost for a program of study is set at the time of a student's initial enrollment in the program, provided the student remains continually enrolled in the program and does not repeat any courses. The majority of students attending an ITT Technical Institute lived in such technical institute's metropolitan area prior to enrollment. The Company does not provide any student housing.

Student Recruitment

     The Company seeks to attract students with the motivation and ability to complete the career-oriented educational programs offered by the ITT Technical Institutes. To generate interest among potential students, the Company engages in a broad range of activities to inform potential students and their parents about the ITT Technical Institutes and the programs offered. These activities include television and other media advertising, direct mailings and high school visits.

     The Company's television advertising is centrally coordinated and developed. Television advertising is directed primarily, however, at local markets in which ITT Technical Institutes are located. The Company's television commercials generally include a toll free telephone number for direct responses and information about the location of ITT Technical Institutes in the area. Direct responses to television advertising are centrally received, tracked and promptly forwarded to the appropriate ITT Technical Institute representatives. Responses to direct mail campaigns, which are targeted at high school students and other potential postsecondary students, are also centrally received, tracked and forwarded to the appropriate ITT Technical Institute representatives.

     The Company employs a director of recruitment at each technical institute, who reports to the director of such institute and to a district director of recruitment. Recruiting policies and procedures, as well as standards for hiring and training representatives, are established centrally, but are implemented at the local level. The Company employs approximately 75 high school coordinators who make approximately 15,000 presentations to students at high schools annually. These coordinators promote ITT Technical Institutes and obtain information about high school seniors who may be interested in attending the ITT Technical Institutes. To assist in local recruiting efforts, the Company employs approximately 425 other representatives. Approximately 185 recruiting representatives perform their services solely in student recruitment offices located at each technical institute, while approximately 240 representatives work outside these offices and visit the homes of high school seniors and other prospective students.

     Local representatives of an ITT Technical Institute pursue expressions of interest from potential undergraduate students by contacting prospective students and arranging for interviews either at such institute or at prospective students' homes. The interview is designed to establish a prospective student's qualifications, academic background, interests and goals for the future. Prospective undergraduate students are generally shown a video providing information about the ITT Technical Institutes and the programs of study offered. Expressions of interest from potential graduate students are pursued by contacting these prospective students and arranging for their attendance at an informational seminar providing information about the institution and the MPM program.

     The Company monitors the effectiveness of its various marketing efforts and seeks to determine the extent to which each of its marketing efforts results in student enrollments. The Company estimates that in 1996 television advertising produced 37% of student enrollments at ITT Technical Institutes, high school coordinators accounted for 14%, referrals accounted for 14%, direct mail campaigns accounted for 14%, associate degree graduates enrolling in a bachelor degree program accounted for 6% and the remaining 15% were classified as miscellaneous.

     Student recruitment activities are subject to substantial regulation at both the state and federal level. Most states have bonding and licensing requirements that apply to many of the Company's representatives. The implementation of recruitment policies and procedures is overseen by the district directors of recruitment. In addition, the Company's internal audit department generally reviews the recruiting practices relating to the execution and completion of enrollment agreements at each ITT Technical Institute on an annual basis.

Student Admissions and Retention

     The Company seeks to ensure that incoming students have the necessary academic background to complete their chosen programs of study. All applicants for admission to any of the ITT Technical Institutes' associate degree or diploma programs are required to have a high school diploma or a recognized equivalent and also must pass an admissions examination. Students interested in bachelor degree programs or the MPM program must satisfy additional admissions criteria which generally require, among other things, that for: (a) bachelor degree programs the student first earn an associate degree or complete an equivalent level program in the same or related subject matter; and (b) the MPM program the student first earn a bachelor degree and possess at least three years full-time work experience. ITT Technical Institute students are of varying ages and backgrounds. At December 31, 1996, 93% of the students were high school graduates and the remaining 7% possessed the recognized equivalent of a high school diploma. In addition, 34% of the students had some postsecondary educational experience prior to entering an ITT Technical Institute for the first time. Approximately 38% of the students were 19 years of age or younger, 33% were between 20 and 24 years of age, 17% were between 25 and 30 years of age and 12% were age 31 or over. Male students accounted for 88% of total enrollment as of December 31, 1996, while total minority enrollment at the ITT Technical Institutes (based on applicable federal classifications) was 38%.

     ITT Technical Institute faculty and staff strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the student, but also have a negative regulatory, financial and marketing effect on the institution. To minimize student withdrawals, each ITT Technical Institute devotes staff resources to assist and advise students regarding academic and financial matters. Tutoring and one-on-one extra help is encouraged in the case of undergraduate students experiencing academic difficulties. Assistance and advice is also offered to undergraduate students looking for part-time employment and housing. In addition, factors relating to student retention are considered in the performance evaluation of every instructor.

     The average withdrawal rate of ITT Technical Institutes for the three academic quarters from April 1996 through December 1996, as calculated under the current federal regulations, was approximately 17%. Students are most likely to withdraw before they begin their second academic quarter of study at an ITT Technical Institute. As a result, new technical institutes generally have higher withdrawal rates than institutes which have been open for five or more years. Approximately 70% of all students who continue their education past their first academic quarter complete their education at an ITT Technical Institute.

Graduate Placement

     ITT Technical Institutes have graduated over 115,000 students since 1976. The Company believes that the successful placement of graduates from undergraduate programs into occupations related to their field of study is critical to the ability of the ITT Technical Institutes to continue to recruit undergraduate students. The Company seeks to obtain data on the number of undergraduate students employed following graduation and has implemented a program to monitor these students' career progression. The reliability of such data is largely dependent on information that students and employers report to the Company. Based on information from students and employers, the Company believes that students graduating from ITT Technical Institute undergraduate programs during the prior five years obtained employment in a field related to their program of study or were already employed in a position related to their program of study as of June 30 or earlier of the year following graduation, as set forth below:

                         Graduate Employment Statistics

                                               Percent of Placeable Graduates
                                                 Who Obtained Employment
                             Number of         Related to Program of Study or
                             Placeable          Were Already Employed in a
Graduating Classes          Graduates(1)             Related Position
------------------          ------------       ------------------------------
1995                          8,005                         87%
1994                          7,459                         85%
1993                          7,015                         83%
1992                          6,878                         80%
1991                          6,607                         77%
___________________
(1) Placeable graduates exclude graduates who continue in a bachelor degree program at an ITT Technical Institute.

     Each ITT Technical Institute employs placement personnel to provide placement assistance services to students and graduates of undergraduate programs, and to solicit appropriate employment opportunities from employers. In addition, undergraduate students receive instruction during their program of study on such job-search skills as the identification of potential employment opportunities, the use of relevant reference materials, the composition of resumes and letters of introduction and the appropriate preparation, appearance and conduct for interviews. No placement assistance is offered to students in the graduate program of study.

     Based on information from students and employers who responded to inquiries from the Company, the Company estimates that average annual starting salaries reported for 1995 graduates of certain programs offered by the ITT Technical Institutes who obtained employment, or who were already employed, in fields related to their education were as follows:

                           Average Starting Salaries
                                                                               Number of    Average Annual
                                                                               Placeable      Starting
Program                                                                        Graduates       Salary
-------                                                                        ---------    -------------
Automated Manufacturing Technology (Bachelor Degree)                               348         $24,360
Electronics Engineering Technology (Bachelor Degree)                               615         $22,704
Computer-Aided Drafting Technology, Tool Engineering Technology and
 Architectural Engineering Technology (Associate Degree and Diploma)             1,984         $19,128
Electronics Engineering Technology (Associate Degree and Diploma)                4,123         $19,872

     Average annual starting salaries for ITT Technical Institute graduates may vary significantly among ITT Technical Institutes depending on local employment conditions. Employers of graduates from ITT Technical Institute undergraduate programs include both well recognized corporations and small, technology oriented companies. Small, technology oriented companies are hiring an increasing proportion of these graduates. Accordingly, placement personnel are establishing relationships with smaller firms for which greater placement efforts are generally required.

Regulation of Federal Financial Aid Programs

     A substantial majority of the Company's revenue is indirectly derived from federal financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"), although ITT Technical Institute students also rely on state financial aid programs, family contributions, personal savings, employment and other resources. Among the 59 ITT Technical Institutes, 58 currently participate in Title IV Programs. The remaining ITT Technical Institute, a recently opened school, has begun the certification process to become eligible to participate in Title IV Programs. In order to participate in Title IV Programs, an institution must comply with complex standards set forth in the HEA and the regulations promulgated thereunder by the U.S. Department of Education. Among other things, the standards require an institution to obtain certification by the U.S. Department of Education as an "eligible institution" that has been authorized by the relevant state agency and accredited by a recognized accrediting commission. Proprietary providers of postsecondary education have come under increased scrutiny and regulation by the U.S. Congress and the U.S. Department of Education as a result of concern about fraud and abuse of federal financial aid programs by certain proprietary institutions. The HEA and its implementing regulations are designed to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. The Company believes that its schools are in substantial compliance with the HEA and its implementing regulations. However, the Company cannot predict with certainty how all of the HEA provisions and the implementing regulations will be applied. As described below, the violation of federal requirements governing Title IV Programs by the Company or any ITT Technical Institute could have a material adverse effect on the Company. In addition, it is possible that the HEA and its implementing regulations may be applied in a way that could hinder the Company's expansion plans. Under the HEA and its implementing regulations, the Company must comply, primarily on an institution by institution basis, with applicable standards. For purposes of these standards, an institution is defined as a main campus and its additional locations or branch campuses, if any (hereinafter "campus group" in singular or plural form). Of the 59 ITT Technical Institutes, 31 are considered to be main campuses and 28 are considered to be additional locations.

     Significant factors relating to Title IV Programs that could adversely affect the Company include the following:

          HEA Reauthorization. The next reauthorization of the HEA by the U.S. Congress is scheduled to begin in 1997. There can be no assurance that government funding for Title IV Programs will continue to be available or maintained at current levels or that proprietary providers of postsecondary education, like the Company's schools, will be able to continue participating in Title IV Programs at current levels or at all. A reduction in government funding levels of, or a limitation of the Company's participation in, Title IV Programs could result in lower enrollments and require the Company to arrange for alternative sources of financial aid for its students. Considering the significant percentage of the Company's revenues that are indirectly derived from Title IV Programs, any significant reduction or ability to participate in Title IV Programs could have a material adverse effect on the Company.

          The "85/15 Rule." This regulation, commonly referred to as the "85/15 Rule," applies only to proprietary institutions such as the ITT Technical Institutes. Under this rule, a proprietary institution will be ineligible to participate in Title IV Programs if, under a cash basis of accounting, more than 85% of the institution's applicable revenue for a fiscal year is derived from Title IV Programs. Any institution that violates the 85/15 Rule will become ineligible to participate in Title IV Programs on January 1st of the following calendar year and will be unable to apply to regain its eligibility until the next calendar year. Furthermore, if an ITT Technical Institute violates the 85/15 Rule and becomes ineligible to participate in Title IV Programs as of a specific date, but continues to disburse Title IV Program funds after that date until the determination of eligibility is made, the U.S. Department of Education will consider all Title IV Program funds disbursed after the effective date of ineligibility to be a liability subject to repayment by the institution.

          To assist the Company in ensuring that no ITT Technical Institute loses its eligibility to participate in Title IV Programs under the 85/15 Rule, the Company arranged for an unaffiliated, private funding source ("PFS") to provide loans to the students of certain ITT Technical Institutes. This alternative source of student financial aid requires the Company to guarantee repayment of the PFS loans. No PFS loans were made to students during the Company's 1996 fiscal year, as none of the ITT Technical Institute campus groups were in jeopardy of violating the 85/15 Rule for that fiscal year. The Company's independent, certified public accounting firm attested to each ITT Technical Institute campus group's compliance with the 85/15 Rule for the years ended December 31, 1996 and December 31, 1995.

          The Company believes that as a result of the expansion and increased availability of certain Title IV Programs resulting from the 1992 reauthorization of the HEA, students have increasingly relied, and probably will continue to rely, on Title IV Programs to finance their education, thereby raising the percentage of ITT Technical Institute revenue derived from Title IV Programs. In an effort to prevent any future loss of Title IV Program eligibility by any ITT Technical Institute as a result of violating the 85/15 Rule, the Company has implemented various measures to reduce the percentage of applicable revenue derived from Title IV Programs. The Company is also considering whether to continue offering students in selected ITT Technical Institutes the PFS program on a limited basis as an alternative source of student financial aid and whether to offer more scholarships. Both of these alternatives will require the Company to incur costs not associated with Title IV Programs. There can be no assurance that the PFS will continue to offer its student loan program, that the Company will be able to develop other alternative sources of funding for students in the event the PFS does not continue such funding, or that the additional costs of obtaining, guaranteeing or offering such funding will not have an adverse effect on the Company.

          Student Loan Defaults. Under the HEA, an educational institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on federal student loans exceed certain rates. These rates are based on the historical cohort default rate of current and former students on loans provided under certain Title IV Programs, and are calculated on an institutional basis, defined as a main campus and all of its additional locations or branch campuses. The cohort default rate of an institution is calculated on the basis of the number of students who have defaulted and not the dollar amount of such defaults. Under the Federal Family Education Loan ("FFEL") programs, an institution whose cohort default rate on loans made under the Federal Stafford Loan ("Stafford") and Federal Supplemental Loans for Students ("SLS") programs is 25% or greater for three consecutive years will no longer be eligible to participate in any of the FFEL programs (including the Federal PLUS ("PLUS") program) or the Federal Direct Student Loan ("FDSL") program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that the institution has lost its eligibility and for the two subsequent federal fiscal years, unless it successfully challenges such disqualification under procedures provided by the HEA and its implementing regulations. During the pendency of any such appeal, the institution retains its eligibility to participate in the applicable loan programs. An institution whose official FFEL cohort default rate for the 1993 federal fiscal year or any subsequent federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. In addition, an FFEL cohort default rate of 25% or higher in any one of the three most recent federal fiscal years, or a cohort default rate exceeding 15% on loans under the Federal Perkins Loan ("Perkins") program for any federal award year (i.e., July 1 through June 30), is cause for the U.S. Department of Education to place an institution on provisional certification. See "Administrative Capability" and "Eligibility and Certification Procedures."

          No ITT Technical Institute campus group has an FFEL cohort default rate equal to or greater than 25% for the 1991 or 1992 federal fiscal years. Three ITT Technical Institute campus groups, consisting of three institutes located in Houston (West), Garland and San Antonio, Texas and accounting for approximately 7% of the Company's revenues in the Company's 1996 fiscal year, have an official FFEL cohort default rate of: (a) 27.4%, 27.4% and 25.0%, respectively, for the 1993 federal fiscal year; and (b) 25.8%, 39.1% and 25.6%, respectively, for the 1994 federal fiscal year (the latest year for which official rates are available). All of the other ITT Technical Institute campus groups have official 1993 and 1994 FFEL cohort default rates below 25%. The official 1993 FFEL cohort default rates for the remaining 28 ITT Technical Institute campus groups range from a high of 23.4% to a low of 11.8%. The official 1994 FFEL cohort default rates for the remaining 28 ITT Technical Institute campus groups range from a high of 19.9% to a low of 11.0%. The ITT Technical Institutes in Houston (West), Garland and San Antonio, Texas have identified corrections to their official 1993 and 1994 FFEL cohort default rates based on (I) improper loan servicing and/or collection of certain student loans included in the calculation of such rates and (II) erroneous data used to calculate such rates. Each of these ITT Technical Institutes has submitted the appropriate appeals and requests for adjustment, respectively, to the U.S. Department of Education to make these corrections and revise downward the institute's official 1993 and 1994 FFEL cohort default rates accordingly. The U.S. Department of Education has since denied each of the Garland, Houston
     (West) and San Antonio ITT Technical Institute's appeal of its official 1993 FFEL cohort default rate, and there can be no assurance that any of these institutes will be successful in any of its remaining appeals or requests for adjustment to the U.S. Department of Education regarding its official 1993 and 1994 FFEL cohort default rates, or that even if such institute is successful in these efforts that its official 1993 or 1994 FFEL cohort default rate will recalculate to less than 25%. If the Company cannot successfully cause the official 1993 or 1994 FFEL cohort default rate for each of the Houston (West), Garland and San Antonio, Texas ITT Technical Institutes to be reduced to less than 25% and any such institute has an official 1995 FFEL cohort default rate equal to or exceeding 25%, such institute will be notified by the U.S. Department of Education that it is ineligible to participate in the FFEL and FDSL programs. The institute can challenge its loss of eligibility through an administrative review process within the U.S. Department of Education (as referenced above) and continue to participate in the FFEL programs during this process. If the institute's challenge is unsuccessful, the institute will be ineligible to participate in the FFEL and FDSL programs for the remainder of that federal fiscal year and for the two subsequent federal fiscal years. Loss of eligibility to participate in the FFEL and FDSL programs by either the Houston (West), Garland or San Antonio, Texas ITT Technical Institutes could have a material adverse effect on the Company's financial condition.

          In a further attempt to prevent both the Houston (West) and Garland, Texas ITT Technical Institutes from losing their eligibility to participate in the FFEL and FDSL loan programs in the event each of their official 1993, 1994 and 1995 FFEL cohort default rates equals or exceeds 25%, the Company is in the process of converting both of these institutes from main campuses to additional locations of other main campuses. Based on the Company's interpretation of the applicable federal regulations and discussions with the U.S. Department of Education, the Company believes that if it can complete the conversion of the Houston (West) and Garland, Texas ITT Technical Institutes from main campuses to additional locations of other main campuses before the official 1995 FFEL cohort default rates are issued by the U.S. Department of Education, neither of these two institutes will have their own 1995 FFEL cohort default rates. Rather, the 1995 FFEL cohort default rates for the Houston (West) and Garland, Texas ITT Technical Institutes will be blended into the calculation of the 1995 FFEL cohort default rate of the ITT Technical Institute campus group to which each of these institutes becomes an additional location. Converting an ITT Technical Institute that is a main campus into an additional location of another ITT Technical institute campus group requires approval of the ITT Technical Institute's accrediting commission and the U.S. Department of Education. There can be no assurance that the Company can obtain the requisite accrediting commission and U.S. Department of Education approvals to convert the Houston (West) and Garland, Texas ITT Technical Institutes to additional locations of other ITT Technical Institute campus groups or that the Company can obtain such approvals before the official 1995 FFEL cohort default rates are issued. If the Company cannot obtain the requisite approvals for the conversion of these institutes to additional locations before the official 1995 FFEL cohort default rates are issued, and either institute has official 1993, 1994 and 1995 FFEL cohort default rates equal to or exceeding 25%, such institute will be notified by the U.S. Department of Education that it is ineligible to participate in the FFEL and FDSL programs. As discussed above, the institute can challenge its loss of eligibility through an administrative review process within the U.S. Department of Education and continue to participate in the FFEL programs during this process. If the institute's challenge is unsuccessful, the institute will be ineligible to participate in the FFEL and FDSL programs for the remainder of that federal fiscal year and for the two subsequent federal fiscal years.

          Twenty-eight ITT Technical Institute campus groups (consisting of 55 institutes) had a 1995/1996 federal award year cohort default rate for Perkins loans that is greater than 15%. The HEA requires institutions with a Perkins cohort default rate of 15% or greater to establish default reduction plans. Each ITT Technical Institute has developed a student loan default management plan. As a result, the Company does not believe that its financial condition will be materially affected by any required implementation of a default reduction plan as specified under federal regulations. Twenty-two ITT Technical Institute campus groups (consisting of 41 institutes) had a 1995/1996 federal award year cohort default rate for Perkins loans that is 20% or greater. The HEA subjects institutions with a Perkins cohort default rate of 20% or greater to a "default penalty," which reduces the amount of additional funds allocated annually to the institution for use in the Perkins program by: (a) 10% if the rate is 20%, but less than 25%; (b) 30% if the rate is 25%, but less than 30%; or (c) 100% if the rate is 30% or greater. The amount of Perkins loans disbursed to ITT Technical Institute students has diminished significantly over the past few years (amounting to less than 1% of the Company's revenue in 1996) and less than half of the ITT Technical Institutes disburse their entire annual allocation. As a result, the Company does not believe that its financial condition will be materially affected by any reduction of additional funds allocated to the ITT Technical Institute campus groups for use in the Perkins program.

          According to the U.S. Department of Education, a cohort default rate for loans made under the FDSL program will be calculated for the first time for schools participating in the FDSL program for the 1995 federal fiscal year. Three ITT Technical Institutes participated in the FDSL program in federal fiscal year 1995.

          A substantial factor in controlling default rates is the servicing and collection efforts of student loan lenders and guaranty agencies, which are independent of the Company. The Company supplements such efforts by attempting to contact students delinquent in making payments to advise them of their responsibilities and any deferments or forbearance for which they may qualify. The Company has also contracted with third party servicers to provide additional assistance in this area with respect to delinquent students who attended certain ITT Technical Institutes. In 1996, the Company utilized a third party servicer to perform the servicing and collection activities on Perkins loans.

          Additional Locations. The HEA requires proprietary educational institutions, such as the ITT Technical Institutes, to be in full operation for two years before the institution can qualify to participate in Title IV Programs. However, the HEA and applicable regulations permit an institution that is already certified to participate in Title IV Programs to establish additional locations that may, after review by the U.S. Department of Education, begin to participate in Title IV Programs without satisfying the two-year requirement so long as each such additional location satisfies all other applicable requirements for institutional eligibility. The Company's expansion plans assume its continued ability to establish new ITT Technical Institutes as additional locations of existing ITT Technical Institute main campuses to avoid the two-year delay prior to participation in Title IV Programs. Applicable accrediting standards generally permit additional locations if (I) the main campus has not received a show cause order, (II) the main campus has not been placed on reporting, or, if on reporting, has been expressly permitted by the accrediting commission to establish an additional location, (III) the main campus has not applied for accreditation for an additional location within the past two years and (IV) more than one year has passed following a change of ownership or control of the main campus. None of the ITT Technical Institutes is subject to a show cause order (which obligates an institution to prove to the accrediting commission that a negative or conditioning action against the institution's accreditation should not be taken by the accrediting commission), although 23 of the ITT Technical Institutes are currently on reporting with their accrediting commissions. An accrediting commission may place an institution on reporting in order to monitor areas such as the institution's financial condition, timely and proper payment of student refunds, graduation rates and placement rates. An institution placed on reporting is required to periodically report the institution's results in such areas to the accrediting commission. Although accrediting standards may in certain instances limit the ability of the Company to establish additional locations, the Company does not believe, based on its current understanding of how the standards will be applied, that these standards will have a material adverse effect on the Company or its expansion plans.

          Financial Standards and Requirements. The HEA and its implementing regulations prescribe specific and detailed financial responsibility standards that an institution must satisfy to participate in Title IV

     Programs. Among the most significant of the financial responsibility standards is a requirement that proprietary institutions maintain an acid test ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1 to 1 at the end of the institution's most recent fiscal year. Another significant standard of financial responsibility requires institutions to post a letter of credit in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year, if the institution either does not meet all the other standards of financial responsibility or has not paid refunds timely for its two most recent fiscal years. Other significant financial responsibility standards are that the institution must have had a positive tangible net worth for its latest fiscal year, and that it did not have operating losses in either or both of its latest two fiscal years that together resulted in a decrease in its tangible net worth of more than 10% from the beginning of such two-year period. If any of these numeric standards are not satisfied, then the Company could be required to post a surety to establish compliance with the financial responsibility standards. Historically, the U.S. Department of Education has evaluated the financial condition of the ITT Technical Institutes on a consolidated basis. The regulations allow the U.S. Department of Education to consider both consolidated and individual ITT Technical Institute campus group financial statements. At December 31, 1996, the Company reported an acid test ratio of 1.61 to 1. In addition, the Company believes it has met all the other standards of financial responsibility.

          The U.S. Department of Education has issued proposed regulations detailing new standards of financial responsibility that an institution must satisfy to participate in Title IV Programs. These new financial responsibility standards will not become effective before July 1, 1998. It is also possible that the final regulations may differ substantially from the proposed regulations. The proposed financial responsibility standards change the manner by which the U.S. Department of Education evaluates an institution's financial responsibility. The acid test ratio is replaced with three different ratios: the viability ratio, the primary reserve ratio and the net income ratio. The viability ratio measures the institution's ability to liquidate debt from its expendable resources. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability of an institution to operate at a profit. The results of each ratio are assigned a strength factor on a scale from 1 to 5, with 1 reflecting poor financial health and 5 reflecting exemplary financial health. An institution's strength factors are then weighted based on each ratio's perceived importance. The composite score of all three ratios of an institution must equal at least 1.75. Another significant financial responsibility standard that has been proposed by the U.S. Department of Education affects institutions that undergo a change in ownership that results in a change in control. Under these circumstances, the new owners of the institution must submit to the U.S. Department of Education personal financial guarantees or an irrevocable letter of credit in an amount equal to at least 50% of the Title IV Program funds that the institution is expected to receive in the year following the change in ownership. These financial instruments must remain in place until a financial audit is completed demonstrating that the institution attains a composite score of at least 1.75 on its viability, primary reserve and net income ratios. The Company does not believe, based on its current understanding of how the proposed financial responsibility standards will be applied, that these standards will have a material adverse effect on the Company or its expansion plans. The U.S. Department of Education is also considering requiring the owners of an institution to post personal financial guarantees to the U.S. Department of Education when the institution adds an additional location. Those personal financial guarantees would remain in place until the institution demonstrated compliance with the proposed financial responsibility standards. It is uncertain at this time what effect this requirement, if adopted in any form, would have on the Company's operations.

          Administrative Capability. The HEA directs the U.S. Department of Education to assess the administrative capability of each institution to participate in Title IV Programs. The U.S. Department of Education has issued regulations that require each institution to satisfy a series of separate standards. Failure by an institution to satisfy any one of the criteria may lead the U.S. Department of Education to determine that the institution lacks administrative capability and, therefore, is not eligible to continue participation in Title IV Programs, or must be placed on provisional certification as a condition of such continued participation. One standard that is applicable to certain programs with the stated objective of preparing students for employment requires that the institution show a reasonable relationship between the length of the program and the entry-level requirements of the relevant field of employment. Other standards provide that an institution lacks administrative capability if its FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for Perkins loans exceeds 15% for any federal award year (i.e., July 1 through June 30). Three ITT Technical Institute campus groups (consisting of three institutes) have an official FFEL cohort default rate equal to or greater than 25% for the 1993 and 1994 federal fiscal years. Twenty-eight ITT Technical Institute campus groups (consisting of 55 ITT Technical Institutes) have a cohort default rate for Perkins loans in excess of 15% for the 1995/1996 federal award year. If the U.S. Department of Education determines that an ITT Technical Institute is not administratively capable solely because it fails to comply with the cohort default rates specified in this regulation, such ITT Technical Institute's certification to participate in Title IV Programs may become provisional. To date, no ITT Technical Institute has been placed on provisional certification due to its cohort default rates. The Company does not believe that its financial condition will be materially affected by any ITT Technical Institutes being provisionally certified to participate in Title IV Programs.

          An additional standard in the HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The U.S. Department of Education has provided only limited guidance respecting compliance with this requirement. ITT Technical Institute employees involved in student recruitment, admissions or financial aid receive only a salary. The Company believes that its method of compensating these employees complies with the requirements of the HEA. The regulations do not, however, establish clear standards for compliance, and there can be no assurance that the U.S. Department of Education will not find deficiencies in the present or former methods of compensation.

          On November 29, 1996, the U.S. Department of Education issued final regulations adding an administrative capability standard that becomes effective on July 1, 1997. This new standard requires each institution to participate in the electronic processes provided by the U.S. Department of Education in order to be considered administratively capable. Although the Company will probably have to adjust some of its current practices in order for its institutes to comply fully with this new requirement, the Company does not believe, based on its current understanding of how this additional administrative capability standard will be applied, that its financial condition will be materially affected by this new standard.

          Role of Accrediting Commissions. The HEA specifies a series of accreditation standards that all recognized accrediting commissions must utilize in their review of postsecondary institutions. For example, accrediting commissions must assess the length of each academic program and the tuition charged by each institution in relation to the subject matters taught and the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement. In 1996, ten ITT Technical Institutes were each reaccredited by their respective accrediting commission, and four ITT Technical Institutes obtained their initial accreditation.

          Eligibility and Certification Procedures. Under the HEA and the regulations promulgated thereunder, each institution is required to periodically reapply to the U.S. Department of Education for continued eligibility to participate in Title IV Programs. Each institution deemed to be in compliance with the HEA and the U.S. Department of Education requirements is certified for a period not to exceed four years, before which time it must apply again to reestablish its eligibility. In 1996, six ITT Technical Institute campus groups (involving 13 ITT Technical Institutes) were required to reapply for continued eligibility to participate in Title IV Programs. Each of these campus groups had its eligibility recertified by the Department for a period of four years.

          An institution may be placed on provisional certification for a period not to exceed three years, if the Department finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in the Title IV Programs during its provisional certification but fails to satisfy the full certification criteria, the Department may renew the institution's provisional certification. An institution's provisional certification may be withdrawn by the U.S. Department of Education without advance notice if the Department determines that the institution is not fulfilling all applicable requirements. Further, any institution seeking eligibility to participate in Title IV Programs after a change of ownership resulting in a change in control will be certified on a provisional basis for a limited period, at which time such institution would be required to reapply for continued eligibility. Currently, no ITT Technical Institute is provisionally certified by the U.S. Department of Education to participate in Title IV Programs.

          The U.S. Department of Education normally requires an institution to file an updated application for institutional eligibility and certification when it opens an additional location that offers a full educational program or increases its level of program offering.

          Title IV Program Funds Management. The U.S. Department of Education issued final regulations on November 29, 1996 detailing new rules and procedures under which an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These new funds management regulations are effective July 1, 1997. One significant change in the new regulations is the requirement that all Title IV Program funds be disbursed by the institution by payment period. This regulation will increase the number of disbursements institutions on a quarter system, like the ITT Technical Institutes, must make under the federal student loan programs and, therefore, delay each institute's receipt and disbursement of Title IV Program funds. Other significant changes in the new regulations include enhancing the institution's notice requirements to Title IV Program fund recipients and reducing the time period during which an institution must return undisbursed Title IV Program funds. The Company believes, based on its current understanding of how these new regulations will be applied, that its cash flow will be materially affected by these new regulations and that the Company's administrative burden of complying with the federal regulations will increase, but that these new regulations will not have a material adverse effect on the Company's financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

          Availability of Lenders and Funding. For a variety of reasons, including the high default rates of students attending certain proprietary institutions, the Federal Direct Student Loan Program and the potential assertion of claims against holders of student loans, the number of lenders willing to make federally guaranteed student loans to students at certain proprietary institutions has significantly declined. To date, however, the availability of lenders has not affected the ability of ITT Technical Institute students to obtain federally guaranteed loans. One lending institution currently provides approximately 61% of all such loans to ITT Technical Institute students. The Company anticipates that other lenders would be willing to make federally guaranteed student loans to its students if such loans were no longer available from any of its current lenders, but there can be no assurance in this regard. If an eligible institution is unable to identify any lenders willing to make Title IV Program loans to the institution's students, the U.S. Department of Education has required the establishment of lenders of last resort in every state that will make most such loans. Using a lender of last resort may delay the Title IV Program loans received by ITT Technical Institute students and slightly reduce the total loan access for ITT Technical Institute students, but it should not have a material adverse effect upon the Company. The lenders of last resort will not provide PLUS loans, which accounted for 12% of the Company's revenue in 1996, and are not required to provide any unsubsidized Stafford loans, which accounted for 25% of the Company's revenue in 1996. One student loan guaranty agency currently guarantees nearly 94% of all Stafford and PLUS loans made to ITT Technical Institute students. The Company believes that other guaranty agencies would be willing to guarantee loans to ITT Technical Institute students if any of its existing guaranty agencies ceased guaranteeing such loans or reduced the volume of loans guaranteed. Most states have a designated guaranty agency that the Company believes would guarantee most, if not all, Title IV Program loans made to ITT Technical Institute students in that state. In addition, the U.S. Department of Education's lender of last resort program provides for the guarantee of Title IV Program loans made by lenders of last resort. Thus, any reduction in the guaranty agencies currently guaranteeing Title IV Program loans made to ITT Technical Institute students should not have a material adverse effect on the Company. Neither ITT nor any of its subsidiaries or affiliates (including the Company) makes or guarantees any Title IV Program loans to any student attending any ITT Technical Institute.

          All government-provided student financial aid programs, including Title IV Programs, are subject to significant political and budgetary pressures, and there can be no assurance that government funding for the financial aid programs in which the Company's students participate will continue to be available or maintained at current levels. A reduction in funding levels could result in lower enrollments and require the Company to arrange for alternative sources of financial aid for its students. If an ITT Technical Institute lost its eligibility to participate in Title IV Programs, or if the amount of available federal student financial aid was reduced, the Company would seek to arrange or provide alternative sources of financial aid for that institution's students. There are a number of private organizations that provide loans to students. Although the Company believes that one or more private organizations, such as the PFS, would be willing to provide financial assistance to students attending an ITT Technical Institute, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid might not be as favorable as for Title IV Program funds. The Company would be required to guarantee all or part of this assistance and might incur other additional costs in connection with securing alternative sources of financial aid. If the Company provided more direct financial assistance to ITT Technical Institute students, it would incur additional costs and assume increased credit risks.

          Compliance with Regulatory Standards. The Company maintains an internal audit department that reviews the compliance of ITT Technical Institutes with Title IV Program requirements. This department has six full-time auditors and is headed by a former supervising auditor for the Inspector General of the U.S. Department of Education. An audit plan for each year is developed and provides for an annual on-site compliance review of each ITT Technical Institute. The review procedures address significant compliance areas, including student tuition refunds, student progress, student admissions, graduate placements, student attendance, student financial aid applications and implementation of prior audit recommendations.

          The ITT Technical Institutes are subject to audits or program compliance reviews by various external agencies, including the U.S. Department of Education, state agencies, guaranty agencies and lenders. Also, the HEA and its implementing regulations require that institutions' participation in Title IV Programs be audited annually by an independent accounting firm. The U.S. Department of Education is currently conducting program reviews of the ITT Technical Institutes in San Diego, California and Portland, Oregon, and the Department has made preliminary findings concerning noncompliance with certain requirements relating to the administration of Title IV Programs in the San Diego, California program review. The Company believes that it is in compliance with such requirements. The Company has challenged the findings of the U.S. Department of Education in that program review and believes that it will be successful in its challenge. If the preliminary findings of the U.S. Department of Education are ultimately sustained, however, the findings could have a material adverse effect on the Company.

          Potential Effect of Regulatory Violations. If the U.S. Department of Education or other regulatory agency were to determine that one or more ITT Technical Institutes had improperly disbursed Title IV Program funds, the affected institutes could be required to repay such funds to the U.S. Department of Education or the appropriate state agency or lender and could be assessed an administrative fine. Alternatively, the U.S. Department of Education could transfer the institutes to the reimbursement system of receiving Title IV Program funds, under which a school must disburse funds to students and document the students' eligibility for the funds before the school receives any funds from the U.S. Department of Education. In addition, significant violations of regulatory standards governing Title IV Programs by the Company or any of the ITT Technical Institutes could be the basis for a proceeding by the U.S. Department of Education to fine, limit, suspend or terminate the participation of the Company or the particular institute in these programs. Although there are no such proceedings pending, and the Company has no reason to believe such a proceeding is contemplated, if such a proceeding were initiated against the Company or individual institutes and resulted in a substantial curtailment of the Company's participation in Title IV Programs, the Company would be materially adversely affected, even if the Company could arrange or provide alternative sources of student financial aid. If an institute lost its eligibility to participate in Title IV Programs and the Company could not arrange for alternative sources of financial aid for the institute's students, the Company probably would have to close that institute.

          If the U.S. Department of Education terminates the eligibility of an institution to participate in Title IV Programs, the institution in most circumstances must wait 18 months before requesting reinstatement to participate in Title IV Programs. The U.S. Department of Education will review certain criteria, including corrective actions taken by the institution, in determining whether the institution's Title IV Program participation should be reinstated. An institution that loses its eligibility to participate in Title IV Programs due to high default rates for three consecutive years normally may not resume participation in those programs for at least two federal fiscal years. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 85/15 Rule may not participate in Title IV Programs for at least one year.

Federal and Other Financial Aid Programs

     Students at the ITT Technical Institutes receive grants and loans to fund the cost of their education under the following Title IV Programs: (a) the Pell program, which accounted in aggregate for approximately 10% of the Company's revenue in 1996; (b) the Federal Supplemental Educational Opportunity Grant ("SEOG") program, which accounted in aggregate for less than 1% of the Company's revenue in 1996, and from which the Company has withdrawn most of the ITT Technical Institutes' participation; (c) the Federal Family Education Loan program, which accounted in aggregate for approximately 62% of the Company's revenue in 1996 and includes subsidized and unsubsidized (which replaced SLS loans in 1994) Stafford loans and PLUS loans; (d) the Perkins program, which accounted in aggregate for less than 1% of the Company's revenue in 1996; (e) the Federal Work-Study ("Work-Study") program, under which federal funds are made available to provide part-time employment to eligible students based on financial need and pursuant to which the ITT Technical Institutes employed approximately 528 students and paid $943,000 in total wages to these students in 1996; and (f) the William D. Ford Federal Direct Loan Program ("FDLP"), which accounted in aggregate for approximately 4% of the Company's revenue in 1996, and which includes Federal Direct Stafford/Ford loans, Federal Direct Unsubsidized Stafford/Ford loans, Federal Direct PLUS loans and Federal Direct Consolidation loans. The SEOG, Perkins and Work-Study programs each require the institution to make a matching contribution in the amount of 25% of all federal funds the institution receives from the U.S. Department of Education under each program. In 1996, the 25% matching contribution made by the Company amounted to $36,000 for the SEOG program, $35,000 for the Perkins program and $282,000 for the Work-Study program.

    In 1996, 2% of the Company's revenue was from state financial aid programs. During 1996, the Company awarded $372,000 in institutional scholarships to certain students. The Company also has a program whereby it provides educational discounts of the tuition cost to full-time employees of the Company and their dependents to attend ITT Technical Institutes. For 1996, the cost of these employee educational discounts was $674,000.

State Authorization and Accreditation

     The Company is dependent on authorizations from state licensing agencies to operate its institutes and to grant degrees and diplomas to students. The Company is subject to extensive and varying regulation in each of the 26 states in which an ITT Technical Institute currently operates. Each ITT Technical Institute is authorized by the department of education of the state in which it is located. In most instances this entity also authorizes the awarding of degrees, but in several states approval from the state's higher education board is also required in order to award degrees. In addition, certain states require an institute to be in operation for a period of up to two years before such institution can be authorized to award degrees.

     ITT Technical Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of existing ITT Technical Institutes to the bachelor and/or master degree level requires the approval and oversight of state education authorities and accrediting commissions. State laws and regulations affect the Company's operations and may limit the ability of the Company to introduce degree programs or to obtain authorization to operate in certain states. If any ITT Technical Institute lost its state authorization, the institute would be unable to offer postsecondary education and the Company would be forced to close the institute. Closing an ITT Technical Institute could have a material adverse effect on the Company.

     Accreditation by an accrediting commission recognized by the U.S. Department of Education is required in order for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating therein to be accredited as a condition of state authorization. Fifty-six ITT Technical Institutes are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), and three are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), both of which are accrediting commissions recognized by the U.S. Department of Education. The loss of accreditation by an existing ITT Technical Institute or the failure of a new technical institute to obtain full accreditation would render the affected institute ineligible to participate in Title IV Programs and could have a material adverse effect on the Company.

     In 1996, both the ACCSCT and the ACICS had their respective recognition by the U.S. Department of Education as accrediting commissions renewed for a period of four years. In the event an accrediting commission loses its recognition, the U.S. Department of Education could continue the eligibility of the affected institutions to participate in Title IV Programs for a period of time not to exceed 18 months and affected institutes would be required to obtain accreditation from another recognized accrediting commission in order to be eligible to participate in Title IV Programs beyond that period. While there can be no assurance that any individual technical institute would be able to meet the accreditation standards of another accrediting commission or that any such institute would be able to do so on a timely basis, the Company believes that if either of the ACCSCT or the ACICS loses its recognition by the U.S. Department of Education, the affected ITT Technical Institutes would apply for and obtain accreditation from the other accrediting commission on a timely basis. The loss by both the ACCSCT and the ACICS of their recognition by the U.S. Department of Education, however, would have a material adverse effect on the Company's operations because the Company does not expect it could obtain full accreditation for any ITT Technical Institute from another accrediting commission within 18 months. In addition, some of the changes in the Company's operations that would be required to satisfy another accrediting commission's requirements could have an adverse effect on the Company.

Faculty

     Faculty members are hired in accordance with criteria established by the Company, accreditation commissions and applicable state regulatory authorities. Related work experience as well as educational background is considered in filling faculty positions in most technical areas. Faculty members typically include education supervisors, who act as department heads for a program of study, and various categories of instructors. As of December 31, 1996, the ITT Technical Institutes employed approximately 1,228 full-time and part-time faculty members. The ratio of the number of all students to all ITT Technical Institute full-time instructors is approximately 25 to 1.

Administration and Employees

     Each ITT Technical Institute is administered by a director who has overall responsibility for the management of the technical institute. The administrative staff of each ITT Technical Institute also includes a director of recruitment, a director of placement, a director of finance and a director of education. The Company employs approximately 150 people at its corporate headquarters in Indianapolis, Indiana. As of December 31, 1996, the Company had approximately 2,550 full-time and regular part-time employees. In addition, the Company employed approximately 500 students as laboratory assistants and in other part-time positions at that date. None of the Company's employees is represented by labor unions.

     The Company's headquarters provides centralized services to all ITT Technical Institutes in the following areas: accounting, marketing, public relations, curriculum development, purchasing, human resources, regulatory and legislative affairs and real estate. In addition, national directors of each major technical institute function (i.e., recruiting, finance, education and placement) reside at headquarters and develop policies and procedures to guide these functions in the technical institutes. Managers located at headquarters closely monitor the operating results of each ITT Technical Institute and frequently conduct on-site reviews.

Competition

     The postsecondary education market in the United States is highly fragmented and competitive with no private or public institution enjoying a significant market share. ITT Technical Institutes compete for students with four-year and two-year degree granting institutions, which include nonprofit public and private colleges and proprietary institutions, as well as with alternatives to higher education such as military service or immediate employment. Competition among educational institutions is believed to be based on the quality of the educational program, perceived reputation of the institution, cost of the program and employability of graduates. Certain public and private colleges may offer programs similar to those of ITT Technical Institutes at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those of the ITT Technical Institutes. Certain of the Company's competitors in both the public and private sector have greater financial and other resources than the Company.


ITEM 2. PROPERTIES.

     All ITT Technical Institute facilities are leased by the Company, except for a parking lot adjacent to the Houston North ITT Technical Institute that is owned by the Company. The average lease term is approximately eight years. The table below sets forth certain information regarding these facilities as of December 31, 1996.

                      ITT Technical Institute Facilities

                                                 Area in                                                       Area in
Location (Metropolitan Area]                   Square Feet       Location (Metropolitan Area)                  Square Feet
----------------------------                   -----------       ----------------------------                  -----------
Birmingham, Alabama                              17,447          Arnold, Missouri (St. Louis)                   10,350/(1)/
Phoenix, Arizona                                 25,900          Earth City, Missouri (St. Louis)               29,360
Tucson, Arizona                                  17,818          Omaha, Nebraska                                22,900
Little Rock, Arkansas                            23,756          Henderson, Nevada (Las Vegas)                  10,650/(1)/
Anaheim, California (Los Angeles)                34,933          Albuquerque, New Mexico                        21,588
Carson, California (Los Angeles)                 22,695          Getzville, New York (Buffalo)                  22,765
Hayward, California (San Francisco)              20,009          Norwood, Ohio (Cincinnati)                     21,272
Oxnard, California (Los Angeles)                 22,270          Strongsville, Ohio (Cleveland)                 21,548
Sacramento, California                           21,400          Dayton, Ohio                                   45,591
San Bernardino, California (Los Angeles)         33,551          Youngstown, Ohio                               22,500
San Diego, California                            34,132          Portland, Oregon                               39,600
Santa Clara, California (San Francisco)          24,390          Mechanicsburg, Pennsylvania (Harrisburg)       21,000
Sylmar, California (Los Angeles)                 30,000          Monroeville, Pennsylvania (Pittsburgh)         14,010/(2)/
West Covina, California (Los Angeles)            36,383          Pittsburgh, Pennsylvania                       19,232
Aurora, Colorado (Denver)                        23,450          Greenville, South Carolina                     22,065
Fort Lauderdale, Florida                         16,341          Knoxville, Tennessee                           30,000
Jacksonville, Florida                            25,200          Memphis, Tennessee                             21,648
Maitland, Florida (Orlando)                      34,192          Nashville, Tennessee                           33,631
Miami, Florida                                   21,347          Arlington, Texas                               19,600
Tampa, Florida                                   35,000          Austin, Texas                                  25,480
Boise, Idaho                                     27,978          Garland, Texas                                 21,138
Burr Ridge, Illinois (Chicago)                   10,350/(1)/     Houston (North), Texas                         22,695
Hoffman Estates, Illinois (Chicago)              24,000          Houston (South), Texas                         22,954
Matteson, Illinois (Chicago)                     19,058          Houston (West), Texas                          36,413
Newburgh, Indiana (Evansville)                   20,000          San Antonio, Texas                             20,770
Fort Wayne, Indiana                              67,000          Murray, Utah (Salt Lake City)                  33,600
Indianapolis, Indiana                            58,692          Norfolk, Virginia                              25,572
Louisville, Kentucky                             20,232          Bothell, Washington (Seattle)                  27,800
Framingham, Massachusetts (Boston)               19,938          Seattle, Washington                            30,316
Grand Rapids, Michigan                           25,000          Spokane, Washington                            16,378
Troy, Michigan (Detroit)                         32,000          Greenfield, Wisconsin (Milwaukee)              29,650

----------------------------------
(1) Facility under lease at which the Company plans to open a new ITT Technical Institute.
(2)  Indicates technical institutes in the first year of operation.

     ITT Technical Institutes are generally located in suburban settings near major population centers. Campus facilities are generally situated in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. ITT Technical Institutes have accessible parking facilities and are generally near a major highway. Approximately 31 ITT Technical Institutes occupy an entire building. New ITT Technical Institutes typically lease facilities for a 6 to 11 year term. If desirable or necessary, a facility may be relocated to a new location reasonably near the existing facility at the end of the lease term.

     The Company leases approximately 41,400 square feet of office space in its headquarters building in Indianapolis, Indiana. As of December 31, 1996, the lease requires payments of approximately $4 million over the remaining term of the lease, which expires in 2003.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is subject to litigation in the ordinary course of its business. Among the legal actions currently pending are:

      (1) Eldredge, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 689376) (the "Eldredge Case"). As reported in the Company's Report on Form 10-Q for the quarters ended June 30, 1996 and September 30, 1996, this action was filed on June 8, 1995 in the Superior Court of San Diego County in San Diego, California by seven graduates of the San Diego ITT Technical Institute. The suit alleged, among other things, misrepresentation, civil conspiracy and statutory violations of the California Education Code ("CEC"), California Business and Professions Code ("CBPC") and California Consumer Legal Remedies Act ("CCLRA") by the Company, ITT and three employees of the Company who were residents of California. The jury rendered a verdict against the Company and ITT in this action in October 1996. General damages of approximately $0.2 million were assessed against the Company and ITT, jointly, on the plaintiffs' misrepresentation and CEC claims. Exemplary damages of $2.6 million and $4.0 million were assessed against the Company and ITT, respectively. The judge also awarded the plaintiffs attorney's fees and costs in the amount of approximately $0.9 million. Prejudgment interest was assessed on the general damages award, and post-judgment interest was assessed on the entire award. The plaintiffs' CBPA and CCLRA claims and their claims against the Company employees have been dismissed, and the judge has vacated the jury verdict against ITT. The Company is seeking to overturn the awards and has appealed the decision. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based on the advice of counsel, believes it is probable that it will prevail in its appeal, thus no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' attorney's fees and costs and the prejudgment and post-judgment interest assessed thereon. In addition, a California statute prohibits the approval of a change in control of any institution that has been found to have violated Chapter 3 of the CEC ("Chapter 3") in any judicial or administrative proceeding. Since the jury's verdict in the Eldredge Case includes violations of Chapter 3, it is highly unlikely that California would approve a change in control of the San Diego ITT Technical Institute unless and until: (a) the Company's appeal is successful; (b) it is determined that the jury's verdict does not constitute a finding in a judicial proceeding until all of the Company's appeals are exhausted or otherwise; or (c) the California statute imposing the restriction is changed or determined to be unenforceable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          Other legal proceedings have resulted (such as the actions discussed below) and may continue to result from other persons alleging similar claims of misrepresentation and violations of certain statutory provisions of the CEC and CBPC.

      (2) Robb, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707460), was filed on January 24, 1997 in the Superior Court of San Diego County in San Diego, California by four graduates of the San Diego ITT Technical Institute. The suit alleges, among other things, statutory violations of the CEC and CBPC by the Company and ten employees of the Company who reside in California. The plaintiffs seek compensatory damages, civil penalties, injunctive relief, disgorgement of ill-gotten gains, restitution (including return of educational costs) on behalf of plaintiffs and all other persons similarly situated, attorney's fees and costs. The plaintiffs also seek to have the action certified as a class action.

     (3) Iverson, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707705); Ohrt v. ITT Educational Services, Inc., et al. (Civil Action No. 00707706); Sayers v. ITT Educational Services, Inc., et al. (Civil Action No. 00707707); Barrent, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707708); Kellum, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707709), were each filed on January 31, 1997 in the Superior Court of San Diego County in San Diego, California. Each of the five actions (involving, in total, 17 former students of the San Diego ITT Technical Institute) alleges, among other things, statutory violations of the CEC and CBPC, intentional misrepresentation and civil conspiracy by the Company, ITT Corporation and a Company employee who resides in California. The plaintiffs in each action seek various forms of recovery, including compensatory and exemplary damages, civil penalties, injunctive relief, disgorgement of ill-gotten gains, restitution, attorney's fees and costs.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the holders of the Common Stock during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange, Inc., under the trading symbol "ESI." The prices set forth below reflect the high and low sales prices for the Common Stock for the periods indicated, as reported in the consolidated transaction reporting system of the New York Stock Exchange, Inc. Such prices have been restated to reflect the following adjustments to the market price of the Common Stock: (a) on April 16, 1996 to reflect the 3 for 2 Common Stock split declared by the Company on March 22, 1996 and effected by payment of a stock dividend on April 15, 1996 to all shareholders of record at the close of business on April 1, 1996; and (b) on November 15, 1996 to reflect the 3 for 2 Common Stock split declared by the Company on October 8, 1996 and effected by payment of a stock dividend on November 4, 1996 to all shareholders of record at the close of business on October 21, 1996.

                                    PRICES
                                 (IN DOLLARS)

                                   1996                           1995
                             ----------------             ------------------
THREE MONTHS ENDED            High      Low                 High        Low
------------------            ----      ---                 ----        ---

March 31                     14 7/8    11 3/8               6 1/2      4 1/4
June 30                      22 1/4    15                   8          5 7/8
September 30                 25 3/8    17 1/2               9 1/4      7 1/2
December 31                  25 7/8    18 1/2              10 7/8      8 1/2

     No cash dividends were declared in 1995 or 1996. The Company anticipates that it will not pay any cash dividends on the Common Stock for the foreseeable future and that it will retain its earnings to finance future growth. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors and to compliance with applicable law. Any determination as to the payment of dividends in the future will depend on, among other things, general business conditions, the effect of such payment on the Company's financial condition and other factors the Company's Board of Directors may in the future consider to be relevant.

     There were approximately 250 holders of record of the Common Stock on February 28, 1997.


ITEM 6.   SELECTED FINANCIAL DATA.

                                                              YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------
                                                1996         1995          1994        1993        1992
                                             ----------    --------     --------     --------    --------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                     $232,319      $201,831     $186,907     $168,997    $154,611
Operating income                             $ 20,576      $ 14,225     $ 11,832     $ 13,839    $ 12,131
Net income/(1)/                              $ 14,851      $ 11,391     $  7,162     $  8,314    $  7,228
Operating losses from new institutes,
 before income taxes/(2)/                    $  5,721      $  7,123     $  7,316     $  2,914    $  1,991

Cash, restricted cash and cash invested
 with ITT Corporation                        $ 95,793      $ 77,517     $ 66,810     $ 51,064    $ 35,549
Total assets                                 $135,749      $114,284     $102,899     $ 87,305    $ 69,115
Shareholders' equity                         $ 68,692      $ 53,841     $ 42,450     $ 35,288    $ 26,974
Capital expenditures, net                    $  7,868      $  8,206     $  7,688     $  6,679    $  6,048
Depreciation                                 $  7,493      $  7,542     $  6,855     $  6,343    $  5,871
Number of common shares outstanding
 at end of year                                27,000        12,000       12,000       10,000      10,000

Earnings per share/(3)/                      $    .55      $    .42     $    .32     $    .37    $    .32

Significant ratios
 Return on sales                                  6.4%          5.6%         3.8%         4.9%        4.7%
 Operating margin                                 8.9%          7.0%         6.3%         8.2%        7.8%
 Return on average equity                        24.2%         23.7%        18.4%        26.7%       29.8%
 Book value per share/(3)/                   $   2.54      $   1.99     $   1.57     $   1.57    $   1.20

_______________________________
(1)  Before cumulative effect of accounting change in 1992 ($1,734).
(2) Represents operating losses before income taxes, including amortization of deferred pre-opening costs, for institutes in the first 24 months after their first class start.
(3) Restated to reflect the 3 for 2 stock splits effected in April and November 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Form 10-K.

General

     The Company operates 59 ITT Technical Institutes in 26 states which provide career-oriented postsecondary education to more than 22,500 students. The Company derives its revenue almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, its students. Most students at the ITT Technical Institutes rely on funds received under various government-sponsored student financial aid programs, especially the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"), to pay a substantial portion of their tuition and other education-related expenses. A substantial majority of the Company's revenue is indirectly derived from Title IV Programs.

     The Company's revenue varies based on the aggregate student population, which is influenced by the number of students attending ITT Technical Institutes at the beginning of a fiscal period, by the number of new first-time students entering and former students re-entering ITT Technical Institutes during such period and by student retention rates. New students primarily enter ITT Technical Institutes at the beginning of each academic quarter that commences in March, June, September and December. The Company believes the size of its student population is affected to some extent by general economic conditions, and that, in the absence of countervailing factors, student enrollments and retention rates would tend to increase as opportunities for immediate employment for high school graduates decline and decrease as such opportunities increase. The establishment of new ITT Technical Institutes and the introduction of additional program offerings at existing ITT Technical Institutes have been significant factors in increasing the aggregate student population in recent years.

     A new technical institute must be authorized by the state in which it will operate, accredited by an accrediting commission that has been recognized by the U.S. Department of Education, and certified by the U.S. Department of Education to participate in Title IV Programs. The approval processes for accreditation and federal certification cannot commence until the first students begin classes. Such authorization, accreditation and approval processes take approximately one year from the first class start date. Certain direct costs incurred with respect to a new technical institute prior to the first class start ("institute start-up costs") are deferred and amortized over the first year of operation after the first class start. Since 1992, the Company has opened 18 new technical institutes (five of which started classes in 1995 or 1996). New technical institutes historically incur a loss during the 24-month period after the first class start date. These losses during the year by institutes in their first two years of operation, together with the amortization of institute start-up costs, are referred to as "operating losses from new technical institutes." Such operating losses from new technical institutes totaled $5.7 million, $7.1 million and $7.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company earns tuition revenue on a weekly basis, pro rata over the length of each of four, twelve-week academic quarters in each fiscal year. Under federal and state regulations and accrediting commission standards, the Company generally is required to refund a portion of the tuition payments received from a student who withdraws from an ITT Technical Institute during an academic quarter. The amount of tuition, if any, that may be retained by the Company after payment of any potential refund is immediately recognized in the Company's statement of income. Other educational revenue is comprised of textbook sales and lab and enrollment fees.

     The Company incurs expenses throughout a fiscal period in connection with the operation of the ITT Technical Institutes. The cost of educational services includes faculty and administrative salaries, cost of books sold, occupancy costs, depreciation and amortization of equipment costs and leasehold improvements and certain other administrative costs incurred by the ITT Technical Institutes.

     Student services and administrative expenses during any fiscal period include direct marketing costs (which are marketing expenses directly related to new student recruitment), indirect marketing expenses incurred during the period, an allowance for doubtful accounts and administrative expenses incurred at corporate headquarters. Direct marketing costs include salaries and employee benefits for recruiting representatives and direct solicitation advertising expenses. Direct marketing costs, excluding advertising expenses, are capitalized and amortized on an accelerated basis over the average course length of 24 months commencing on the class start date. Marketing costs that do not relate to the direct solicitation of potential students are expensed as incurred.

     All cash receipts of the Company are forwarded to ITT Corporation ("ITT") for investment on a daily basis after, in the case of certain receipts, the lapse of applicable regulatory restrictions. Cash disbursements of the Company are generally funded by ITT out of the cash balances of the Company held and invested for the Company by ITT. Net interest income represents principally interest paid or received from ITT and miscellaneous interest paid or received from other parties. Commencing in 1995, ITT pays the Company interest on the full amount of any net cash balances invested for the Company by ITT at an interest rate that is set for a six- or twelve- month period and is 30 basis points over the most recently published rate for six- or twelve-month treasury bills, as appropriate, and no longer assesses interest charges on the Company except with respect to funds actually advanced to the Company in excess of cash invested with ITT. ITT performs a number of other services for the Company, including the administration of certain employee benefit plans, for which it receives compensation from the Company.

Variations in Quarterly Results of Operations

     The Company's quarterly results of operations tend to fluctuate significantly within a fiscal year because of differences in the number of weeks of earned tuition revenue in each fiscal quarter and the timing of student matriculations. The Company's first and third fiscal quarters have 13 weeks of earned tuition revenue, while the second and fourth quarters have only 11 weeks of earned tuition revenue because of two-week vacation breaks in June and December. In addition, revenue in the third and fourth fiscal quarters generally benefits from increased student matriculations as the number of new students entering ITT Technical Institutes tends to be substantially higher in June (30% of all new students in 1996) and September (37% of all new students in 1996) because of the significant number of recent high school graduates entering ITT Technical Institutes for the academic quarters beginning in those two months. The Company's incurrence of costs, however, is generally not affected by the academic schedule, and such costs do not fluctuate significantly on a quarterly basis.

     The following table sets forth the Company's revenue in each quarter during the three prior fiscal years.

                 QUARTERLY REVENUE OF ITT TECHNICAL INSTITUTES
                            (DOLLARS IN THOUSANDS)


                        1996                1995                1994
THREE MONTH             ----                ----                ----
PERIOD ENDED       AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
------------       ------   -------    ------   -------    ------   -------
March 31          $ 57,103       25%  $ 51,169       25%  $ 46,658       25%
June 30             51,568       22     44,969       22     41,116       22
September 30        65,113       28     56,017       28     52,683       28
December 31         58,535       25     49,676       25     46,450       25
                  --------     ----   --------     ----   --------     ----
Total for Year    $232,319      100%  $201,831      100%  $186,907      100%
                  ========     ====   ========     ====   ========     ====

Results of Operations

     The following table sets forth the percentage relationship of certain statement of income data to tuition and other educational revenue for the periods indicated.


                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                  1996     1995     1994
                                                  ----     ----     ----

Tuition and other educational revenue             100.0%   100.0%   100.0%
Cost of educational services                       62.5     64.6     65.1
Student services and administrative expenses       28.6     28.4     28.6
                                                  -----    -----    -----
Operating income                                    8.9      7.0      6.3
Interest income, net                                1.7      2.4       .1
                                                  -----    -----    -----
Income before income taxes                         10.6%     9.4%     6.4%
                                                  =====    =====    =====

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

     Revenue. Revenue increased by $30.5 million, or 15.1%, to $232.3 million for the year ended December 31, 1996 from $201.8 million for the year ended December 31, 1995 primarily due to a 17.7% increase in the number of new first-time students commencing their attendance at ITT Technical Institutes (19,464 in 1996 compared to 16,539 in 1995), a 5% increase in tuition rates in September 1995 and 1996, and the opening of new institutes (two in September 1995, two in March 1996 and one in September 1996). The number of students attending ITT Technical Institutes at January 1, 1996 was approximately the same as at January 1, 1995. Student retention rates did not change materially in the two years. The three new ITT Technical Institutes beginning classes in 1996 accounted for 348 new students.

     Cost of Educational Services. Cost of educational services increased by $14.9 million, or 11.4%, to $145.2 million in 1996 from $130.3 million in 1995 principally as a result of increased costs related to the introduction of additional programs, an increase in salaries and occupancy costs at ITT Technical Institutes opened prior to 1994, costs at the six new institutes opened in 1994, costs at the two new institutes opened in 1995, costs at the three new institutes opened in 1996, and, to a lesser extent, as a result of an increase in the costs of books sold related to the increased student population. Provisions for legal expenses increased by $1.2 million in 1996 from 1995 levels. This increase was principally a result of a $1.3 million provision in 1996 ($1.0 million in fourth quarter and $0.3 million in third quarter) for the legal actions in Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case") (See Note 10 of Notes to Financial Statements for a further description.) Cost of educational services decreased to 62.5% of revenues in 1996, as compared to 64.6% in 1995, primarily because of greater revenues being spread over the fixed portion of cost of educational services.

     Student Services and Administrative Expenses. Student services and administrative expenses increased by $9.2 million, or 16.1%, to $66.5 million in 1996 from $57.3 million in 1995 principally as a result of a $7.9 million increase in marketing costs. This increase is due to (i) an increase in the marketing costs for the six new technical institutes opened in 1994 and the two new technical institutes opened in 1995, (ii) the commencement of marketing costs for the three new technical institutes opened in 1996 and (iii) the increased marketing costs for ITT Technical Institutes opened prior to 1994. Administrative expenses at the corporate headquarters increased by $0.7 million in 1996 from 1995 levels primarily due to increased headquarters staff. The provision for doubtful accounts in 1996 was approximately $0.6 million more than in 1995 principally because of increased revenue and a delay in the U.S. Department of Education's certification of the new institutes opened in 1995 and 1996 to participate in the Title IV Programs (e.g., the delay resulted in a greater number of students who withdrew or were terminated from the institutes before they could secure federal student financial aid with which they could pay their obligations to the Company). Student services and administrative expenses increased to 28.6% of revenues in 1996 as compared to 28.4% in 1995, because of increased television advertising.

     Interest Income. Interest income decreased by $0.7 million in 1996 because of the reduction in the interest rate earned on the cash invested by the Company with ITT (i.e., 5.5% in 1996 compared to 7.5% in 1995).

     Net Income. Net income increased $3.5 million, or 30.7%, to $14.9 million for 1996 from $11.4 million for 1995, principally due to the 44.6% increase in operating income ($3.8 million after tax).

Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

     Revenue. Revenue increased by $14.9 million, or 8.0%, to $201.8 million for the year ended December 31, 1995 from $186.9 million for the year ended December 31, 1994 primarily due to an increase in the number of students at ITT Technical Institutes, a 5% increase in tuition rates in December 1994 and the opening of new institutes (four in June 1994, two in December 1994 and two in September 1995). The growth in student population was attributable to a 4.1% increase in the number of students attending ITT Technical Institutes at January 1, 1995 as compared with January 1, 1994, offset by a 1.5% decrease in the number of new students entering ITT Technical Institutes in 1995 as compared to 1994. Student retention rates did not change materially in the two years. The number of new, first-time students at ITT Technical Institutes decreased from 17,053 in 1994 to 16,539 in 1995. The two new ITT Technical Institutes beginning classes in 1995 accounted for 157 new students.

     Cost of Educational Services. Cost of educational services increased by $8.7 million, or 7.2%, to $130.3 million in 1995 from $121.6 million in 1994 principally as a result of increased costs related to the introduction of additional programs, an increase in salaries and occupancy costs at ITT Technical Institutes opened prior to 1993, costs at the five new institutes opened in 1993, costs at the six new institutes opened in 1994, costs at the two new institutes opened in 1995, and, to a lesser extent, as a result of an increase in the costs of books sold related to the increased student population. Cost of educational services decreased to 64.6% of revenues in 1995, as compared to 65.1% in 1994, primarily because of the $0.6 million decrease in pension expenses (the discount rate for computing pension expense increased from 7.5% in 1994 to 8.5% in 1995). Excluding the cost of educational services and revenues for new institutes (i.e., institutes in their first 24 months of operation after their first class start), cost of educational services would have been 62.1% of revenues in 1995 compared to 62.7% in 1994.

     Student Services and Administrative Expenses. Student services and administrative expenses increased by $3.8 million, or 7.1%, to $57.3 million in 1995 from $53.5 million in 1994 principally as a result of a $4.1 million increase in marketing costs. This increase is due to (i) an increase in the marketing costs for the five new technical institutes opened in 1993 and the six new technical institutes opened in 1994, (ii) the commencement of marketing costs for the two new technical institutes opened in 1995 and (iii) the increased marketing costs for ITT Technical Institutes opened prior to 1993. Administrative expenses at the corporate headquarters increased by $0.3 million in 1995 from 1994 levels primarily due to increased headquarters staff. The allowance for doubtful accounts in 1995 was approximately $0.6 million less than in 1994 because of improved student financial aid packaging. Student services and administrative expenses decreased to 28.4% of revenues in 1995 as compared to 28.6% in 1994, because of the improvement in bad debt expense. Excluding the cost of student services and revenues for new institutes, cost of student services would have been 26.6% in 1995 compared to 26.5% in 1994.

     Interest Income. The Company commenced receiving interest on the cash invested with ITT in 1995 (previously no interest was paid to the Company by ITT). This cash earned 7.5% on the daily outstanding balance during 1995.

     Net Income. Net income increased $4.2 million, or 58.3%, to $11.4 million for 1995 from $7.2 million for 1994, due to the 20.2% increase in operating income ($1.4 million after tax) and the $2.7 million increase in the after tax interest income.

Liquidity and Capital Resources

     A substantial majority of the Company's revenue is derived from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year (three academic quarters). Loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or 10 days before the start of the first academic quarter of a student's academic year, and the second disbursement is typically received 10 days before the start of the second academic quarter of a student's academic year. While the timing of loan disbursements to the Company is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, which last changed effective July 1, 1995, the Company has typically received student loan funds upon their disbursement by the lender.

     The U.S. Department of Education issued final regulations on November 29, 1996 detailing new rules and procedures under which an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These new fund management regulations are effective July 1, 1997 and will require the Company to receive its funds in three equal quarterly disbursements rather than the two disbursements currently permitted, as described above. The Company estimates that this change will decrease 1997 net cash provided by operating activities (a one-time effect) by approximately $12.0 to $15.0 million, and will decrease 1997 interest income (an on-going effect) by $0.8 to $1.0 million.

     The principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes. Cash receipts of the Company are forwarded to ITT on a daily basis, and cash disbursements of the Company are generally funded by ITT out of the cash balances of the Company invested with ITT. The Company's net cash balances of the cash invested with ITT increased from $71.9 million at December 31, 1995 to $89.8 million at December 31, 1996 and ranged from a low of $56.7 million in May, 1996 to a high of $89.8 million in December, 1996. So long as ITT continues to own at least 50% of the Company's outstanding Common Stock, the Company will be able to continue participating in an ITT intercompany cash management system and will be able to obtain advances from ITT for general corporate purposes in amounts in excess of any cash invested with ITT up to a maximum of $10.0 million.

     The Company has generated positive cash flows from operations for the past five years. Cash flows from operations increased by $7.2 million in 1996 to $26.1 million from $18.9 million in 1995. This increase is primarily due to the increases in operating income and deferred tuition revenue resulting from the increased student enrollment. Cash flows from operations in 1995 was $18.9 million, a decrease of $4.5 million from $23.4 million in 1994. This decrease is primarily due to the one-time increase in receipt of funds in 1994 from the expansion of electronic receipt of student financial aid.

     At December 31, 1996, the Company had positive working capital of $43.0 million. Deferred tuition revenue, which represents the unrecognized portion of tuition revenue received from students, was $43.5 million at December 31, 1996.

     An educational institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on federal student loans exceed certain rates. These rates are calculated on an institutional basis, defined as a main campus and all of its additional locations. Under the Federal Family Education Loan ("FFEL") programs, any institution whose cohort default rate on loans made under the Federal Stafford Loan and Federal Supplemental Loans for Students programs is 25% or greater for three consecutive years will no longer be eligible to participate in any of the FFEL programs (including the Federal PLUS program) or the Federal Direct Student Loan ("FDSL") program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that the institution has lost its eligibility and for the two subsequent federal fiscal years, unless the institution successfully challenges such disqualification. During the pendency of any such appeal, the institution retains its eligibility to participate in the applicable loan programs. No ITT Technical Institute campus group has an FFEL cohort default rate equal to or greater than 25% for three consecutive federal fiscal years. Three ITT Technical Institute campus groups, consisting of three institutes located in Houston
(West), Garland and San Antonio, Texas, have FFEL cohort default rates for the 1993 and 1994 federal fiscal years which exceed 25%. With respect to the 1993 and 1994 FFEL cohort default rates, each of these institutes has submitted the appropriate appeals and requests for adjustment based on (I) improper loan servicing and/or collection of certain student loans included in the calculation of these rates and (II) erroneous data used to calculate such rates. The U.S. Department of Education has since denied each of the Garland, Houston (West) and San Antonio ITT Technical Institute's appeal of its official 1993 FFEL cohort default rate based on improper loan servicing and/or collection. These institutes have each taken steps to reduce their FFEL cohort default rates for the 1995 and subsequent federal fiscal years. Loss of eligibility to participate in the FFEL and FDSL programs by either the Houston (West), Garland or San Antonio, Texas ITT Technical Institutes could have a material adverse effect on the Company's financial condition, because they accounted for approximately 7% of the Company's revenues in the Company's 1996 fiscal year.

     On January 31, 1997, Hilton Hotels Corporation ("Hilton") commenced a tender offer for approximately 50.1% of the outstanding shares of ITT's common stock (the "Hilton Offer"). Hilton has announced that, if its offer succeeds, it will obtain the entire equity interest in ITT by merging ITT with Hilton or a subsidiary of Hilton (such merger, together with the Hilton Offer, the "Hilton Transaction"). The Hilton Transaction is more fully described in the Tender Offer Statement on Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission (the "Hilton 14D-1") Hilton has stated in the Hilton 14D-1 that it "may be required to obtain approvals from or make filings with certain regulatory bodies governing" the Company in connection with the Hilton Transaction. The Company believes that the Hilton Transaction would, if successful, constitute a change in ownership resulting in a change in control of the Company under the regulations of the U.S. Department of Education, all or virtually all of the state education authorities that regulate the Company's business (the "States") and the accrediting commissions that accredit each ITT Technical Institute (the "Accrediting Commissions"). Upon a change in control of the Company under U.S. Department of Education regulations, the ITT Technical Institutes would immediately become ineligible to participate in Title IV Programs and their students would be unable to obtain Title IV Program funds to pay their cost of education until such time as the U.S. Department of Education recertifies the ITT Technical Institutes to participate in Title IV Programs. The U.S. Department of Education will not preapprove a change in control and will only reinstate an institution's eligibility to participate in Title IV Programs upon approval of a proper application following the institution's change in control. To be proper, among other things, such application must demonstrate that the relevant ITT Technical Institute is authorized by the appropriate States and accredited by the appropriate Accrediting commission. Therefore, before each ITT Technical Institute may regain access to Title IV Program funds following a change in control (a) it must be reaccredited (or continue to be accredited) by the appropriate Accrediting Commission and reauthorized (or continue to be authorized) by the appropriate States and (b) the change in control must otherwise be approved by the U.S. Department of Education.

     The Accrediting Commissions will not reaccredit an ITT Technical Institute unless that institute is authorized by the appropriate States. The standards of the Accrediting Commission which accredits 56 ITT Technical Institutes provide that, during the 30 days immediately preceding the change in control, the Accrediting Commission will determine whether to continue the institution's accreditation for a period of six months after the change in control to allow the institution to obtain reauthorization (or confirmation of continued authorization) by the appropriate States and apply for reaccreditation. The standards of the Accrediting Commission which accredits three ITT Technical Institutes provide that, within five business days after an institution obtains reauthorization (or confirmation of continued authorization) by the appropriate States following a change in control, the Accrediting Commission will determine whether to temporarily reinstate the institution's accreditation during the period in which the institution must apply for permanent reinstatement of its accreditation.

     Most States, including California, require that a change in control of an institution be approved before it occurs in order for the institution to maintain its authorization (the "Prior Approval States"). Some States will only review a change in control of an institution after it occurs (the "Post Approval States"). The Company estimates that it could take up to: (a) six months prior to a change in control of the ITT Technical Institutes to obtain approval from all of the Prior Approval States; (b) six months following a change in control of the ITT Technical Institutes to obtain approval from all of the Post Approval States; and (c) an additional six months after the institute is reauthorized (or continues to be authorized) by the appropriate States and reaccredited (or continues to be accredited) by the appropriate Accrediting Commission for each ITT Technical Institute to be recertified by the U.S. Department of Education and, thereby, regain its eligibility to participate in Title IV Programs. Therefore, the company estimates that eligibility to participate in Title IV Programs may not be regained by an ITT Technical Institute located in: (i) a Prior Approval State for up to six months following a change in control; and (ii) a Post Approval State for up to 12 months (or, if State reauthorization is not required, for up to six months) following a change in control. Notwithstanding the foregoing, a California statute prohibits the approval of a change in control of any institution that has been found to have violated Chapter 3 of the California Education Code ("Chapter 3") in any judicial or administrative proceeding. In October 1996, the jury in the Eldredge Case determined that the ITT Technical Institute in San Diego, California violated Chapter 3. See "--Year Ended December 31, 1996 compared with Year Ended December 31, 1995 --Cost of Educational Services" and
Note 10 of Notes to Financial Statements. The Company has appealed the jury's verdict in the Eldredge Case, but it is highly unlikely that California would approve a change in control of the San Diego ITT Technical Institute unless and until: (A) the Company's appeal is successful; (B) it is determined that the jury's verdict does not constitute a finding in a judicial proceeding until all of the Company's appeals are exhausted or otherwise; or (C) the California statute imposing the restriction is changed or determined to be unenforceable. In addition to the Eldredge Case, five legal actions are pending against the Company alleging violations of Chapter 3 by the San Diego ITT Technical Institute and one legal action is pending against the Company alleging violations of Chapter 3 by all ten of the ITT Technical Institutes in California.

     A material adverse effect on the Company's business, financial condition and results of operations would result if a change in control of the Company occurred: (a) without the prior approvals of the Prior Approval States (and in particular, California); (b) without the continued or temporarily reinstated accreditation of the Accrediting Commissions; or (c) after the prior approvals of the Prior Approval States and the continued or temporarily reinstated accreditation of the Accrediting Commissions, if a material number of ITT Technical Institutes failed to timely (i) obtain the requisite reauthorizations from the Post Approval States or (ii) regain eligibility to participate in Title IV Programs from the U.S. Department of Education. In addition, the time of year at which a change in control of the Company occurs coupled with the length of time required by the ITT Technical Institutes to regain their eligibility to participate in Title IV Programs could have a material adverse effect on the Company's business, financial condition and results of operations and the amount of Title IV Program funds students can obtain to pay the education costs of attending the ITT Technical Institutes.

     ITT has stated in the Solicitation/Recommendation Statement on
Schedule 14D-9 filed by ITT with the Securities and Exchange Commission (the "ITT 14D-9") in response to the Hilton Offer that it is actively exploring opportunities to enhance the value of ITT. As part of this process, ITT has disclosed in the ITT 14D-9 that it "is taking steps to monetize or otherwise realize the value of non-core assets." ITT has disclosed that as a result, it is exploring possible transactions to dispose of some or all of the Common Stock of the Company held by ITT. There can be no assurance that ITT will maintain its ownership interest in the Company. The Company believes that, if ITT were to decide to dispose of its ownership interest in the Company, certain types of transactions by which ITT could dispose of such ownership interest might not result in a change in control of the Company under U.S. Department of Education regulations; however, if the means of disposition chosen by ITT result in such a change in control, such change in control could have the material adverse consequences for the Company described above.

     The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture and leasehold improvements. All building facilities are leased. Capital expenditures totaled $7.9 million during 1996 and included expenditures of $1.1 million for new technical institutes, $1.6 million to expand curricula offerings at existing institutes, $4.4 million to replace or add furniture or equipment at existing institutes, and $0.8 million on leasehold improvements. Leasehold improvements represent part of a continuing effort by the Company to maintain its existing facilities in excellent condition. Capital expenditures decreased by $0.3 million to $7.9 million in 1996 from $8.2 million in 1995, principally due to the decreased number of new institutes in 1995 and 1996 (5 institutes) compared to 1994 and 1995 (8 institutes). New institutes have large capital additions in the first two years. Capital expenditures for 1995 of $8.2 million were $0.5 million more than the $7.7 million of capital expenditures in 1994, principally due to the increased expansion of curricula offerings at existing institutes. To date, cash generated from operations has been sufficient to meet capital expenditures.

     The Company plans to continue to upgrade and expand current facilities and equipment. The Company has purchased new software for its computer-aided drafting technology program which will require the expenditure of approximately $3.0 million to acquire new computers in the first quarter of 1997. The Company expects that the 1997 capital expenditures, including these computers, will be approximately $13.0 million. The capital additions for a new institute are approximately $0.4 million and the capital expenditures for new curricula at an existing institute are approximately $0.2 million. The Company anticipates that its planned capital additions can be funded from cash flows from operations. Cash flows from operations on a long-term basis is highly dependent upon the receipt of funds from federal financial aid program and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquistions.

Factors That May Affect Future Results

     This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and the Company's eligibility to participate in, student financial aid programs utilized by the Company's students; the results of the Company's appeal in Eldredge, et al. v. ITT Educational Services, Inc., et al. and the results of any related litigation; effects of any change in ownership of the Company resulting in a change in control of the Company, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; receptivity of students and employers to the Company's existing program offerings and new curricula; loss of lender access to the Company's students for student loans; and a substantial increase in the shares of Common Stock available for sale in the market if ITT divests some or all of its Common Stock holdings.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item appears on pages F-1 through F-11 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors, nominees for Director, executive officers of the Company and disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                       Report of Independent Accountants


To the Board of Directors and Shareholders of ITT Educational Services, Inc.


In our opinion, the financial statements listed in the index appearing under item 14 (a) (1) and (2) on page 30, present fairly, in all material respects, the financial position of ITT Educational Services, Inc. at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

January 8, 1997, except for Note 10
which is as of February 12, 1997

                        ITT EDUCATIONAL SERVICES, INC.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          YEARS ENDED DECEMBER 31,
                                        ----------------------------
                                          1996      1995      1994
                                        --------  --------  --------
Revenues
Tuition                                 $196,692  $171,936  $159,575
Other educational                         35,627    29,895    27,332
                                        --------  --------  --------
  Total revenue                          232,319   201,831   186,907

Costs and Expenses
Cost of educational services             145,197   130,338   121,594
Student services and administrative
 expenses                                 66,546    57,268    53,481
                                        --------  --------  --------
                                         211,743   187,606   175,075

Operating income                          20,576    14,225    11,832
Interest income, net                       4,119     4,802       232
                                        --------  --------  --------

Income before income taxes                24,695    19,027    12,064
Income taxes                               9,844     7,636     4,902
                                        --------  --------  --------

Net income                                14,851    11,391     7,162
Retained earnings, beginning of period    21,058     9,667    19,567
Special dividend                               0         0   (17,062)
                                        --------  --------  --------
Retained earnings, end of period        $ 35,909  $ 21,058  $  9,667
                                        ========  ========  ========

Earnings per common share               $    .55  $    .42  $    .32
                                        ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             DECEMBER 31,
                                                          ------------------
                                                            1996      1995
                                                          --------  --------
ASSETS
Currents assets
  Cash                                                    $     74  $    595
  Restricted cash                                            5,911     5,037
  Cash invested with ITT Corporation                        89,808    71,885
  Accounts receivable, less allowance for doubtful
    accounts of $1,044 and $963                              9,378     7,592
  Deferred income tax                                        1,455       950
  Prepaids and other current assets                          1,823     1,508
                                                          --------  --------
    Total current assets                                   108,449    87,567

Property and equipment, net                                 19,360    18,985
Direct marketing costs                                       5,774     5,031
Other assets                                                 2,166     2,701
                                                          --------  --------

  Total assets                                            $135,749  $114,284
                                                          ========  ========

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                        $ 12,188  $  8,336
  Accrued compensation and benefits                          4,253     4,195
  Other accrued liabilities                                  5,432     6,172
  Deferred tuition revenue                                  43,532    40,063
                                                          --------  --------
    Total current liabilities                               65,405    58,766
Other liabilities                                            1,652     1,677
                                                          --------  --------
  Total liabilities                                         67,057    60,443
                                                          --------  --------

Commitments and contingent liabilities (Note 10)

Shareholders' equity
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none issued or outstanding
  Common stock, $.01 par value, 50,000,000 and 25,000,000
    shares authorized, 26,999,952 and 12,000,000
    issued and outstanding                                     270       120
  Capital surplus                                           32,513    32,663
  Retained earnings                                         35,909    21,058
                                                          --------  --------
  Total shareholders' equity                                68,692    53,841
                                                          --------  --------

  Total liabilities and shareholders' equity              $135,749  $114,284
                                                          ========  ========

The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1996       1995       1994
                                                                --------   --------   --------
Cash flows from operating activities:
Net income                                                      $ 14,851   $ 11,391   $  7,162
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                  7,493      7,542      6,855
    Provision for doubtful accounts                                1,738      1,173      1,803
    Deferred taxes                                                  (443)      (240)       633
    Increase/decrease in operating assets
      and liabilities:
    Accounts receivable                                           (3,524)    (2,189)    (2,923)
    Direct marketing costs                                          (743)        23        178
    Accounts payable and accrued liabilities                       3,083      1,438      1,051
    Prepaids and other assets                                        220        683      2,327
    Deferred tuition revenue                                       3,469       (908)     6,348
                                                                --------   --------   --------
Net cash provided by operating
  activities                                                      26,144     18,913     23,434
                                                                --------   --------   --------
Cash flows used for investing activities:
  Capital expenditures, net                                       (7,868)    (8,206)    (7,688)
  Net increase in cash invested with ITT
    Corporation                                                  (17,923)   (15,975)   ( 8,902)
                                                                --------   --------   --------
Net cash used for investing activities                           (25,791)   (24,181)   (16,590)
                                                                --------   --------   --------

Cash flows from financing activities:
  Proceeds from sale of common stock,                                                   17,062
    net of expenses
  Special dividend paid                                                                (17,062)
                                                                --------   --------   --------
Net cash from financing activities                                     0          0          0
                                                                --------   --------   --------
Net increase (decrease) in cash and
  restricted cash                                                    353     (5,268)     6,844
Cash and restricted cash at beginning
  of period                                                        5,632     10,900      4,056
                                                                --------   --------   --------
Cash and restricted cash at end of period                       $  5,985   $  5,632   $ 10,900
                                                                ========   ========   ========

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
  Income taxes                                                  $ 10,051   $  8,168   $  4,322
  Interest                                                           273        550        127

The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994
            (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1.   Initial Public Offering and Stock Ownership

     On October 11, 1994, the Board of Directors of the Company approved an initial public offering (the "Offering") of 2,000,000 shares of the Company's Common Stock and declared a special dividend in the amount of the net proceeds of the "Offering." The net proceeds and dividend of $17,062 were received and paid on December 27, 1994. After the "Offering," 83.3% of the Common Stock is owned by ITT Corporation ("ITT") and 16.7% is owned by others.

     On March 22, 1996, the Company declared a 3 for 2 Common Stock split, effected by payment of a stock dividend on April 15, 1996, to all shareholders of record at the close of business on April 1, 1996. On May 14, 1996, the shareholders approved an increase in the number of authorized common shares of Common Stock from 25,000,000 to 50,000,000. On October 8, 1996, the Company declared a 3 for 2 Common Stock split, effected by payment of a stock dividend on November 4, 1996, to all shareholders of record at the close of business on October 21, 1996. The earnings per share amounts for all prior periods have been restated to reflect these stock splits.

     The change in Common Stock and capital surplus can be summarized as follows:

                                             Common        Common    Capital
                                          Stock Shares     Stock     Surplus
                                          ------------     ------    -------
Balance December 31, 1994 and 1995          12,000,000      $120     $32,663
Common Stock Splits                         14,999,952       150        (150)
                                            ----------      ----      ------
Balance December 31, 1996                   26,999,952      $270     $32,513
                                            ==========      ====     =======

2.   Summary of Accounting Principles and Policies

          Business Activities. The Company is a leading college system providing career-focused, technical degree programs of study. At December 31, 1996, the Company operated fifty-nine (59) technical institutes throughout the United States. The Company maintains corporate headquarters in Indianapolis, Indiana.

          Use of Estimates. The preparation of these financial statements, in conformity with generally accepted accounting principles, includes estimates that are determined by the Company's management.

          Property and Equipment. The Company includes all property and equipment in the financial statements at cost. Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from three to ten years for furniture and equipment and leasehold improvements. Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.

          Fair Value of Financial Instruments. The carrying amounts reported in the balance sheets for cash, restricted cash, cash invested with ITT Corporation, accounts receivable, accounts payable, other accrued liabilities and deferred tuition revenue approximate fair value because of the immediate or short-term maturity of these financial instruments.

          Recognition of Revenues. Tuition revenue is recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the revenue related to the remainder of that quarter is recorded with the amount of refund resulting from the application of federal, state or accreditation requirements recorded as an expense. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred tuition revenue.

          Other educational revenue is comprised of lab fees and textbook sales. Lab fees are recorded as revenue at the beginning of each quarter. Textbook sales are recognized when they occur.

          Advertising Costs. The Company expenses all advertising costs as incurred.

          Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include recruiting representatives' salaries, employee benefits and other direct costs less enrollment fees. Direct marketing costs are amortized on an accelerated basis over the average course length of 24 months commencing on the start date.

          Direct marketing costs on the balance sheet totaled $5,774 and $5,031 at December 31, 1996 and 1995, respectively, net of accumulated amortization of $5,065 and $5,099 at those dates, respectively.

          Institute Start-Up Costs. Deferred institute start-up costs consist of all direct costs incurred at a new institute (excluding advertising costs) that are incurred from the date a lease for a technical institute facility is entered into until the first class start. Such capitalized costs are amortized on a straight-line basis over a one year period. At December 31, 1996 and December 31, 1995, deferred start-up costs included in other assets in the balance sheet totaled $521 and $1,000, respectively, net of accumulated amortization of $799 and $166 at such dates, respectively.

          Income Taxes. The Company is included in the consolidated U.S. federal income tax return of ITT and determines its income tax provision principally on a separate return basis in conformity with Statement of Financial Accounting Standards ("SFAS") No. 109. Under a tax sharing policy with ITT, income taxes are allocated to members of the U.S. consolidated group based principally on amounts they would pay or receive if they filed a separate income tax return. Deferred income taxes are provided on the differences in the book and tax basis of assets and liabilities recorded on the books of the Company (temporary differences) at the statutory tax rates expected to be in effect when such differences reverse. Temporary differences related to SFAS No. 106, SFAS No. 112, pension and self-insurance costs are recorded on the books of ITT where the related assets and liabilities are recorded. ITT pays current federal income taxes on behalf of the Company, as calculated under the tax sharing policy, and reflects the funding through the cash invested with ITT Corporation account.

          Earnings Per Common Share. Earnings per common share data are based on historical net income and the average number of shares of Common Stock outstanding during each period. After restatement for stock splits described in Note 1, the number of average shares outstanding in 1996, 1995 and 1994 was 27,153,000, 27,052,000 and 22,561,000, respectively.

3.   Related Party Transactions

     At the time of the Offering, the Company and ITT entered into various agreements, which remain in effect, as follows:

          Intercompany Activities. ITT provides the Company with certain centralized treasury and financing functions. The Company transfers all unrestricted cash receipts to ITT and receives funds from ITT for all disbursements. Prior to the Offering in 1994, neither the remittances to, nor advances from, ITT were interest bearing. After the Offering, the Company receives interest on the average net cash balance held by ITT, at an interest rate that is set for a 12-month period and is 30 basis points over the most recently published rate for twelve month treasury bills. The net of all such cash transfers as well as charges from ITT for expenses related to the Company's participation in ITT's plans such as pensions, medical insurance, federal income taxes, etc. resulted in a net balance of cash invested with ITT as of December 31, 1996 and 1995 of $89,808 and $71,885, respectively.

          ITT also provides certain risk management, tax and pension management services. The fee (contract service charge) for such services is 0.25% of the Company's annual revenue. The contract service charges were $578, $504 and $454 for the years ended December 31, 1996, 1995 and 1994, respectively.

          The Company's employees participate in certain employee benefit programs which are sponsored and administered by ITT. Administrative costs relating to these services and participation in these plans are charged to the Company using allocation methods management believes are reasonable. The Company pays a processing fee related to its participation in ITT's consolidated medical plan. The processing fees were $280, $464 and $336 in 1996, 1995 and 1994, respectively.

          Service Agreements. The Company and ITT entered into service agreements relating to the provision of certain services by ITT to the Company. All services historically provided to the Company by ITT continue to be provided by ITT at comparable cost. Management believes the statements of income include a reasonable allocation of costs incurred by ITT which benefit the Company. The Company will be able to obtain advances from ITT for general corporate purposes in amounts in excess of any cash invested with ITT up to a maximum of $10,000.

          Interest on any loans made to the Company by ITT will accrue at prevailing market rates (reflecting a spread over a selected interbank lending rate) which will be determined at the time of any such loan. Any loans to the Company by ITT will be subject to a condition precedent that ITT directly or indirectly owns at least 50% of the outstanding common stock of the Company.

          Tax Agreement. ITT and the Company entered into a tax agreement providing, among other things, that the Company will pay ITT, with respect to federal income taxes for each period that the Company is included in ITT's consolidated federal return, that amount that the Company would have been required to pay had it filed a separate federal income tax return under the tax sharing policy described in Note 2.

          Similarly, with respect to state, corporate, franchise or income taxes for those states where ITT files a combined or consolidated state return that includes the Company, the Company will pay as if they filed a separate tax return. With respect to ITT's consolidated federal and state returns, the Company will be responsible for any deficiencies assessed with respect to such returns if such deficiencies relate to the Company. Similarly, the Company will be entitled to all refunds paid with respect to such returns that relate to the Company. The Company will be responsible for all taxes, including assessments, if any, for prior years with respect to all other taxes payable by the Company.

4.   Financial Aid Programs

     The Company participates in various federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). Approximately 74% of the Company's 1996 revenue was derived from funds distributed under these programs.

     The Company participates in the Federal Perkins Loan ("Perkins") program and administers on behalf of the federal government a pool of Perkins student loans which aggregated $8,235 and $8,671 at December 31, 1996 and 1995, respectively. The Company has recorded in its financial statements only its aggregate mandatory contributions to this program which at December 31, 1996 and 1995 aggregated $1,572 and $1,606, respectively. The Company has provided $955 for potential losses related to funds committed by the Company at December 31, 1996 and 1995.

     The Title IV Programs are administered by the Company in separate accounts as required by government regulation. The Company is required to administer the funds in accordance with the requirements of the Higher Education Act and U.S. Department of Education regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event the Company does not comply with federal requirements, or if student loan default rates are at a level considered excessive by the federal government, the Company could lose its eligibility to participate in the Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Management believes that it is in substantial compliance with the federal requirements.

5.   Restricted Cash

     The Company participates in the Electronic Funds Transfer ("EFT") program through the U.S. Department of Education. All monies transferred to the Company via the EFT system are subject to certain holding period restrictions, generally from 3 to 7 days, before they can be drawn into the Company's cash account. Such amounts are classified as restricted until they are applied to the students accounts.

6. Property and Equipment

   Fixed assets include the following:

                                                                                DECEMBER 31,
                                                                            -------------------
                                                                              1996       1995
                                                                            --------   --------
    Furniture and equipment                                                 $ 52,317   $ 51,045
    Leasehold improvements                                                     7,017      6,620
    Land and land improvements                                                   110        110
    Construction in progress                                                   1,142        414
                                                                            --------   --------
                                                                              60,586     58,189
    Less accumulated depreciation                                            (41,226)   (39,204)
                                                                            --------   --------
                                                                            $ 19,360   $ 18,985
                                                                            ========   ========

7.  Taxes

    The provision for income taxes includes the following:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                           1996       1995      1994
                                                                         --------   --------   -------
 Current
  Federal                                                                $  8,673   $  6,571   $ 3,648
  State                                                                     1,614      1,305       621
                                                                         --------   --------   -------
                                                                           10,287      7,876     4,269
                                                                         --------   --------   -------

 Deferred
  Federal                                                                    (370)      (200)      543
  State                                                                       (73)       (40)       90
                                                                         --------   --------   -------
                                                                             (443)      (240)      633
                                                                         --------   --------   -------
                                                                         $  9,844   $  7,636   $ 4,902
                                                                         ========   ========   =======

     Deferred tax assets (liabilities) include the following:

                                                                                   DECEMBER 31,
                                                                            ----------------------------
                                                                               1996      1995      1994
                                                                             --------  --------  --------
     Direct marketing costs                                                  $(2,263)  $(1,973)  $(1,982)
     Institute start-up costs                                                   (204)     (392)     (495)
     Depreciation                                                                785       744       102
     Reserves and other                                                        1,828     1,324     1,838
                                                                             -------   -------   -------
     Net deferred tax assets(liabilities)                                    $   146   $  (297)  $  (537)
                                                                             =======   =======   =======

     Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              ------------------------
                                                                               1996     1995      1994
                                                                              -----    -----     -----
     Statutory U.S. federal income tax rate                                   35.0%    35.0%     35.0%
     State income taxes, net of federal benefit                                4.1%     4.3%      3.8%
     Permanent differences and other                                            .8%      .8%      1.8%
                                                                              ----     ----      ----
     Effective income tax rates                                               39.9%    40.1%     40.6%
                                                                              ====     ====      ====

8.   Retirement Plans

          Employee Pension Benefits. The Company participates in the Retirement Plan for Salaried Employees of ITT Corporation, a noncontributory defined benefit, final average pay pension plan which covers substantially all employees of the Company. ITT determines the aggregate amount of pension expense on a consolidated basis based on actuarial calculations and such expense is allocated to participating units on the basis of compensation covered by the plan. For the years ended December 31, 1996, 1995 and 1994, pension expense as a percentage of covered compensation for employees over age 21 who had more than one year of service was 6.57%, 5.52% and 7.30%, respectively, which resulted in charges to the Company of $3,783, $2,983 and $3,642, respectively. The amount recorded as annual pension expense is paid to ITT through the cash invested with ITT Corporation account on a monthly basis.

          Retirement Savings Plan. The Company participates in The ITT 401K Retirement Savings Plan (formerly known as the ITT Investment and Savings Plan for Salaried Employees), a defined contribution pension plan which covers substantially all employees of the Company. The Company's non-matching and matching contributions under this plan are provided for through the issuance of common shares of ITT. The costs of the non-matching and matching Company contributions are charged by ITT to the Company. For the years ended December 31, 1996, 1995 and 1994, the costs of providing this benefit (including an allocation of the administrative costs of the plan) were $1,749, $1,369 and $1,259, respectively.

9.   Stock Option and Key Employee Incentive Plans

     The Company adopted, effective at the date of the Offering, the ITT Educational Services, Inc. 1994 Stock Option Plan (the "1994 Plan"). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the 1994 Plan. Compensation costs for the 1994 Plan calculated using the Black-Scholes method in accordance with SFAS No. 123 are not significant.

     Under the 1994 Plan, a maximum of 405,000 shares of Common Stock may be issued upon exercise of options. The option price may not be less than 100% of the fair market value of the Common Stock on the date of grant and the options will vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. A special grant of 135,000 stock options (at an option price of $4.44) was made to certain executive officers of the Company at the time of the Offering, and an additional 56,250 stock options (at an option price of $8.89) were granted in 1995. In 1996, 67,500 stock options were granted at an option price of $11.94. All amounts reflect the April 15, 1996 and October 21, 1996 3 for 2 Common stock splits as mentioned in Note 1.

     During 1996, 1995 and 1994, no options were exercised, expired or canceled. At December 31, 1996, 108,750 stock options are exercisable.

10.  Commitments and Contingent Liabilities

          Lease Commitments. The Company leases substantially all of its facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next fourteen years and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements and the Company has not entered into any significant guarantees related to the leases. The Company is required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

Rent expense was composed of the following:


                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------
                                                   1996     1995     1994
                                                  -------  -------  -------
Minimum rentals
Contingent rentals                                $17,131  $15,842  $14,304
                                                      249      223      219
                                                  -------  -------  -------
                                                  $17,380  $16,065  $14,523
                                                  =======  =======  =======

Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996 are as follows:

               1997                               $ 17,003
               1998                                 18,568
               1999                                 16,534
               2000                                 15,460
               2001                                 10,350
               Later Years                          33,913
                                                  --------
                                                  $111,828
                                                  ========

     Operating leases related to four institutes that are still in the developmental phase at December 31, 1996 include special clauses that allow the Company to terminate the lease within one year of signing the lease if the new school is not accredited. If this were to occur, the Company would be liable, at the date of termination, for an agreed upon termination cost based on the lessor's tenant improvement costs. The future minimum rental payments schedule above includes such termination costs for the four institutes. If the institutes are accredited as expected, aggregate additional minimum rental payments of $3,742 will be required over the lease term.

     Rent expense and future minimum rental payments related to equipment leases are not material.

     Contingent Liabilities. In December, 1994, the Company entered into an agreement with an unaffiliated, private funding source to provide loans to students of certain technical institutes. The agreement requires the Company to guarantee repayment of the loans. Outstanding loans at December 31, 1996 aggregated $1,853. Additionally, the Company is required to maintain on deposit with the lender 15% of the aggregate principal balance of outstanding loans. This deposit is included in other assets in the balance sheet.

     The Company has a number of pending legal and other claims arising out of the normal course of business. Among the legal actions currently pending is Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case"). This action was filed on June 8, 1995 in San Diego, California by seven graduates of the San Diego ITT Technical Institute. In October 1996, the jury in this action rendered a verdict against the Company and awarded the plaintiffs general damages of approximately $0.2 million and exemplary damages of $2.6 million. The judge also awarded the plaintiffs attorney's fees and costs, in the amount of approximately $0.9 million, and interest. The Company is seeking to overturn the awards and has appealed the decision. Management, based on the advice of counsel, believes it is probable that it will prevail in its appeal, thus no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' attorney's fees and costs and the interest assessed thereon.

     In late January 1997, six legal actions were filed against the Company in San Diego, California by a total of 21 former students of the San Diego ITT Technical Institute. The plaintiffs in one such action seek to have the action certified as a class action. The claims alleged in these legal actions are similar to the claims alleged in the Eldredge Case and include misrepresentation and violations of certain statutory provisions of the California Education Code and California Business and Professions Code.

     In the opinion of management, the ultimate outcome of these matters should not have a material adverse effect on the Company's financial position, results of operations or cash flows.



                         ITT EDUCATIONAL SERVICES, INC.
                               QUARTERLY  RESULTS
                               FOR 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                Three Months Ended
                      ------------------------------------------
1995                  MAR. 31   JUNE 30      SEPT. 30    DEC. 31      YEAR
                      -------   -------      --------    -------    --------
Revenues              $51,169   $44,969      $56,017     $49,676    $201,831
Cost and expenses     $45,682   $46,143      $48,466     $47,315    $187,606
Operating income      $ 5,487   $(1,174)     $ 7,551     $ 2,361    $ 14,225
Interest income, net  $ 1,212   $   801      $ 1,438     $ 1,351    $  4,802
Net income            $ 4,026   $  (224)     $ 5,402     $ 2,187    $ 11,391
Earnings per share**  $  0.15   $ (0.01)     $  0.20     $  0.08    $   0.42

1996

Revenues              $57,103   $51,568      $65,113     $58,535    $232,319
Cost and expenses     $49,992   $51,954      $55,072     $54,725    $211,743
Operating income      $ 7,111   $  (386)     $10,041     $ 3,810    $ 20,576
Interest income, net  $   947   $   909      $ 1,076     $ 1,187    $  4,119
Net income            $ 4,835   $   314      $ 6,670     $ 3,032    $ 14,851
Earnings per share**  $  0.18   $  0.01      $  0.25     $  0.11    $   0.55

Supplemental data:
Operating losses at
  new institutes,
  before income taxes*

  1995                $ 2,091   $ 2,307      $ 1,523     $ 1,202    $  7,123
  1996                $ 1,405   $ 2,230      $ 1,227     $   859    $  5,721


*Represents operating losses before income taxes, including amortization of deferred pre-opening costs, for institutes in the first twenty-four months after their first class start.

**Restated to reflect stock splits in April 1996 and November 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ITT Educational Services, Inc.

                                    BY: /s/Rene R. Champagne
                                        ---------------------------------------
Dated: March 12, 1997                   Rene R. Champagne
                                        Chairman, President and Chief Executive
                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                Title                          Date
              ---------                -----                          ----

/s/Rene R. Champagne          Chairman, President, Chief          March 12, 1997
---------------------------   Executive Officer and Director
Rene R. Champagne             (Principal Executive Officer)


/s/Gene A. Baugh              Senior Vice President and Chief     March 12, 1997
---------------------------   Financial Officer (Principal
Gene A. Baugh                 Financial Officer and Principal
                              Accounting Officer)


/s/Bette B. Anderson          Director                            March 12, 1997
---------------------------
Bette B. Anderson


/s/Rand V. Araskog            Director                            March 12, 1997
---------------------------
Rand V. Araskog


/s/Robert A. Bowman           Director                            March 12, 1997
---------------------------
Robert A. Bowman


/s/John E. Dean               Director                            March 12, 1997
---------------------------
John E. Dean


/s/James D. Fowler, Jr.       Director                            March 12, 1997
---------------------------
James D. Fowler, Jr.


/s/Leslie Lenkowsky           Director                            March 12, 1997
---------------------------
Leslie Lenkowsky


/s/Richard S. Ward            Director                            March 12, 1997
---------------------------
Richard S. Ward


/s/Vin Weber                  Director                            March 12, 1997
---------------------------
Vin Weber


/s/Margita E. White           Director                            March 12, 1997
---------------------------
Margita E. White

                                                                    SCHEDULE  II



                        ITT EDUCATIONAL SERVICES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THREE YEARS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)

                        BALANCE AT
                        BEGINNING    CHARGED TO                  BALANCE AT END
    DESCRIPTION         OF PERIOD    EXPENSES     WRITE-OFFS       OF PERIOD
--------------------    ----------   ----------   ----------     --------------
Allowance for Doubtful
 Accounts:


Year Ended December 31,
 1996 ................   $    963    $ 1,738       ($ 1,657)         $ 1,044
                         --------    -------        -------          -------

Year Ended December 31,
 1995 ................   $  1,171    $ 1,173       ($ 1,381)         $   963
                         --------    -------        -------          -------

Year Ended December 31,
 1994 ................   $  1,146    $ 1,803       ($ 1,778)         $ 1,171
                         --------    -------        -------          -------



FFEL Reserve/(1)/:


Year Ended December 31,
 1996 ................   $    955    $     0        $     0          $   955
                         --------    -------        -------          -------

Year Ended December 31,
 1995 ................   $    893    $    62        $     0          $   955
                         --------    -------        -------          -------

Year Ended December 31,
 1994 ................   $    834    $    59        $     0          $   893
                         --------    -------        -------          -------

----------------------
(1)  Represents Federal Family Education Loan/Perkins Loan programs.

                               INDEX TO EXHIBITS

                                                                                            Page
                                                                                             No.
Exhibit                                                                                    In This
  No.                                   Description                                        Filing
-------   ------------------------------------------------------------------------------   -------
 3.1      (1) Restated Certificate of Incorporation, as Amended to Date...................

 3.2      (2) Amended By-laws.............................................................

10.1      (2) Registration Rights Agreement between the Company and ITT...................

10.2      (2) Tax Sharing Agreement between the Company and ITT...........................

10.3      (2) Intercompany Agreement between the Company and ITT..........................

10.4      (2) Trade Name and Service Mark License Agreement between the Company and ITT.....................................................................

10.5      (2) Employee Benefits and Administrative Services Agreement between the
              Company and ITT.............................................................

10.6      (2) Treasury Services and Credit Facilities Agreement between the Company and ITT....................................................................

10.7      *(3) ITT Educational Services, Inc. 1994 Stock Option Plan......................

 11        Statement re Computation of Per Share Earnings.................................

 23        Consent of Price Waterhouse LLP................................................

 27        Financial Data Schedule........................................................

----------------
*The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as the same exhibit number to the Company's 1996 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(2) The copy of this exhibit filed as the same exhibit number to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.
(3) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.