Form 10-Q
period 1997-03-31
ITT EDUCATIONAL SERVICES INC
filed 1997-05-09
CIK 922475

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period  ended March 31, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
     Commission file number     1-13144


                        ITT EDUCATIONAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                  36-2061311
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

5975 Castle Creek Parkway N. Drive
             P.O. Box 50466
         Indianapolis, Indiana                         46250-0466
(Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code:    (317) 594-9499


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [X]                     No    [_]

                                  26,999,952
 Number of shares of Common Stock, $.01 par value, outstanding at May 5, 1997

                        ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana

            Quarterly Report to Securities and Exchange Commission
                                March 31, 1997

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.



                                     INDEX
                                     -----

                                                                                                                     Page
                                                                                                                     ----
Statements of Income (unaudited) for the three months ended March 31, 1997 and 1996 ...............................     3

Balance Sheets as of March 31, 1997 and 1996 (unaudited) and December 31, 1996.....................................     4

Statements of Cash Flows (unaudited) for the three months ended March 31, 1997 and 1996............................     5

Notes to Financial Statements......................................................................................     6

                        ITT EDUCATIONAL SERVICES, INC.
                             STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)



                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1997            1996
Revenues
Tuition                                                                $55,746         $49,268
Other educational                                                        8,730           7,835
                                                                       -------         -------
  Total revenues                                                        64,476          57,103
                                                                       -------         -------
Costs and Expenses
Cost of educational services                                            37,984          33,487
Student services and administrative expenses                            17,536          16,505
                                                                       -------         -------
  Total costs and expenses                                              55,520          49,992
                                                                       -------         -------

Operating income                                                         8,956           7,111

Interest income, net                                                     1,380             947
                                                                       -------         -------

Income before income taxes                                              10,336           8,058

Income taxes                                                             4,134           3,223
                                                                       -------         -------

Net income                                                             $ 6,202         $ 4,835
                                                                       =======         =======

Earnings per common share                                              $  0.23         $  0.18

Average equivalent common shares outstanding (in thousands)             27,182          27,104


The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                                BALANCE SHEETS
                     (In thousands, except per share data)


                                                        March 31, 1997  December 31, 1996   March 31, 1996
                                                          (unaudited)                         (unaudited)
                                                        --------------  -----------------   --------------
Assets
Current assets
   Cash                                                     $     62           $     74         $     57
   Restricted cash                                               844              5,911              719
   Cash invested with ITT Corporation                         85,936             89,808           75,207
   Accounts receivable, net                                    9,797              9,378            7,815
   Deferred income tax                                         1,217              1,455              712
   Prepaids and other current assets                           4,248              1,823            2,557
                                                            --------           --------         --------
       Total current assets                                  102,104            108,449           87,067
Property and equipment, net                                   21,429             19,360           18,212
Direct marketing costs                                         5,969              5,774            4,958
Other assets                                                   1,946              2,166            3,007
                                                            --------           --------         --------
       Total assets                                         $131,448           $135,749         $113,244
                                                            ========           ========         ========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                         $ 14,039           $ 12,188         $ 16,177
   Accrued compensation and benefits                           3,481              4,253            3,030
   Other accrued liabilities                                   6,617              5,432            5,745
   Deferred tuition revenue                                   30,800             43,532           27,902
                                                            --------           --------         --------
       Total current liabilities                              54,937             65,405           52,854
Other liabilities                                              1,617              1,652            1,714
                                                            --------           --------         --------
       Total liabilities                                      56,554             67,057           54,568
                                                            --------           --------         --------

Shareholders' equity
   Preferred stock, $.01 par value,
       5,000,000 shares authorized, none
       issued or outstanding
   Common stock, $.01 par value, 50,000,000
       shares authorized, 26,999,952,
       26,999,952 and 18,000,000 issued and
       outstanding                                               270                270              180
   Capital surplus                                            32,513             32,513           32,603
   Retained earnings                                          42,111             35,909           25,893
                                                            --------           --------         --------
       Total shareholders' equity                             74,894             68,692           58,676
                                                            --------           --------         --------
       Total liabilities and shareholders' equity           $131,448           $135,749         $113,244
                                                            ========           ========         ========

The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        1997              1996
                                                                                        ----              ----
Cash flows from operating activities:
  Net income                                                                         $  6,202          $  4,835
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                       1,958             1,965
    Provision for doubtful accounts                                                       453               389
    Deferred taxes                                                                        227               275
    Increase/decrease in operating assets and liabilities:
      Accounts receivable                                                                (872)             (612)
      Direct marketing costs                                                             (195)               73
      Accounts payable and accrued liabilities                                          2,240             6,249
      Prepaids and other assets                                                        (2,205)           (1,355)
      Deferred tuition revenue                                                        (12,732)          (12,161)
                                                                                     --------          --------

Net cash provided by (used for) operating activities                                   (4,924)             (342)
                                                                                     --------          --------

Cash flows used for investing activities:
  Capital expenditures, net                                                            (4,027)           (1,192)
  Net decrease (increase) in cash invested with
    ITT Corporation                                                                     3,872            (3,322)
                                                                                     --------          --------
Net cash used for investing activities                                                   (155)           (4,514)
                                                                                     --------          --------

Net increase (decrease) in cash and restricted cash                                    (5,079)           (4,856)

Cash and restricted cash at beginning of period                                         5,985             5,632
                                                                                     --------          --------

Cash and restricted cash at end of period                                            $    906          $    776
                                                                                     ========          ========

The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
            (Dollar amounts in thousands, unless otherwise stated)

1. The accompanying unaudited financial statements have been prepared by ITT Educational Services, Inc. (the "Company") without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire calendar year.

2. On March 22, 1996, the Company declared a 3 for 2 Common Stock split effected by payment of a stock dividend on April 15, 1996 to all shareholders of record at the close of business on April 1, 1996. On October 8, 1996, the Company declared a 3 for 2 Common Stock split effected by payment of a stock dividend on November 4, 1996 to all shareholders of record at the close of business on October 21, 1996. The earnings per share amounts for all prior periods have been restated to reflect these stock splits.

3. The Company has a number of pending legal and other claims arising out of the normal course of business. Among the legal actions is Eldredge, et al.
     v. ITT Educational Services, Inc., et al. (the "Eldredge Case"). This action was filed on June 8, 1995 in San Diego, California by seven graduates of the San Diego ITT Technical Institute. In October 1996, the jury in this action rendered a verdict against the Company and awarded the plaintiffs general damages of approximately $0.2 million and exemplary damages of $2.6 million. The judge also awarded the plaintiffs attorney's fees and costs, in the amount of approximately $0.9 million, and interest. The Company is seeking to overturn the awards and has appealed the decision. Management, based on the advice of counsel, believes it is probable that it will prevail in its appeal, thus no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' attorney's fees and costs and the interest assessed thereon.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1996 for discussion of cash receipts from financial aid programs, nature of capital additions, seasonality of revenues, components of income statement captions, interest payments on cash invested with ITT Corporation ("ITT") and other matters.

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

Results of Operations
---------------------

Revenues increased $7.4 million, or 13.0%, to $64.5 million in the three months ended March 31, 1997 from $57.1 million in the three months ended March 31, 1996. This increase was due primarily to a 5% increase in tuition rates in September 1996 and a 9.8% increase in the total student enrollment at January 1, 1997 compared to January 1, 1996. The number of students attending ITT Technical Institutes at January 1, 1997 was 22,633 compared to 20,618 at January 1, 1996.

The total number of first-time and re-entering students beginning classes in March 1997 was 4,363 compared to 4,240 for the same period in 1996. First-time students numbered 3,619 in March 1997 compared to 3,563 in March 1996. The total student enrollment on March 31, 1997 was 22,172, compared to 20,354 on March 31, 1996, an increase of 8.9%.

Cost of educational services increased $4.5 million, or 13.4%, to $38.0 million in the three months ended March 31, 1997 from $33.5 million in the three months ended March 31, 1996. This increase was principally a result of costs required to service the increased enrollment, normal inflationary cost increases for wages, rent and other costs of services, and increased costs at new technical institutes (two opened in March 1996 and one in September 1996). Cost of educational services increased to 58.9% of revenues in the three months ended March 31, 1997 compared to 58.6% of revenues in the three months ended March 31, 1996 as a result of a $0.5 million provision in 1997 (none in the three months ended March 31, 1996) for the Company's legal expenses in Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case"). (See Note 3 of Notes to Financial Statements.) Excluding this provision, cost of educational services in the three months ended March 31, 1997 would have been 58.1%, a 0.5% improvement from the three months ended March 31, 1996.

Student services and administrative expenses increased $1.0 million, or 6.1%, to $17.5 million in the three months ended March 31, 1997 from $16.5 million in the three months ended March 31, 1996. The Company increased its media advertising expenses in the three months ended March 31, 1997 by approximately 8% over the same expenses incurred in the three months ended March 31, 1996. This media expense increase was less than the increase experienced during this period in 1996 because of a planned reduction in the percentage increase and an unplanned reduction caused by higher than expected preemptions by the television stations. Student services and administrative expenses decreased to 27.2% of revenues in the three months ended March 31, 1997 compared to 28.9% in the three months ended March 31, 1996, primarily because the greater revenues did not cause an increase in the fixed portion of the marketing and headquarters expenses.

The Company incurs operating losses when opening new institutes. Six new institutes were opened in 1994, two in 1995, three in 1996 and none in the first three months of 1997. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) during the three months ended March 31, 1997 and 1996 for institutes open less than 24 months were $1.0 million and $1.4 million, respectively.

Operating income increased $1.9 million, or 26.8%, to $9.0 million in the three months ended March 31, 1997 from $7.1 million in the three months ended March 31, 1996. This increase was due primarily to the control of costs and the reduction of operating losses of new institutes (i.e., five institutes in the first 24 months of operation in the three months ended March 31, 1997 compared to eight in the three months ended March 31, 1996). The operating margin increased to 13.9% of revenues in the three months ended March 31, 1997, up from 12.5% in the three months ended March 31, 1996 despite the $0.5 million provision for legal expenses in the three months ended March 31, 1997.

Interest income in the three months ended March 31, 1997 increased $0.5 million from the three months ended March 31, 1996 because of the increase in the interest rate earned on the cash invested by the Company with ITT (i.e., 6.3% in the three months ended March 31, 1997 compared to 5.5% in the three months ended March 31, 1996) and the $17.9 million increase in cash invested with ITT Corporation during 1996.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Due to the seasonal pattern of enrollments and the receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

The U.S. Department of Education issued final regulations on November 29, 1996 detailing new rules and procedures governing how an institution which participates in federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA") requests, maintains, disburses and otherwise manages Title IV Program funds. These new funds management regulations are effective July 1, 1997 and will require the Company, among other things, to receive its funds in three equal quarterly disbursements rather than the two disbursements currently permitted. The Company estimates that these new regulations will decrease 1997 net cash provided by operating activities (a one-time effect) by approximately $12.0 to $15.0 million, and will decrease interest income in the six months ending December 31, 1997 (an on-going effect) by $0.8 to $1.0 million and annually thereafter by $1.6 to $2.0 million.

Net cash used for operating activities was $4.9 million in the three months ended March 31, 1997 compared to $0.3 million in the three months ended March 31, 1996. This decrease in cash provided by operating activities was due primarily to the timing of payments to vendors. Accounts payable and accrued liabilities increased by $2.2 million in the three months ended March 31, 1997 compared to $6.2 million in the three months ended March 31, 1996.

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

No ITT Technical Institute campus group has an FFEL cohort default rate equal to or greater than 25% for the 1991 or 1992 federal fiscal years. Three ITT Technical Institute campus groups, consisting of three institutes located in Houston (West), Garland and San Antonio, Texas have an official FFEL cohort default rate of: (a) 27.4%, 27.4% and 25.0%, respectively, for the 1993 federal fiscal year; and (b) 25.8%, 39.1% and 25.6%, respectively, for the 1994 federal fiscal year. For the remaining 28 ITT Technical Institute campus groups, the official 1993 FFEL cohort default rates range from a high of 23.4% to a low of 11.8% and the official 1994 FFEL cohort default rates range from a high of 19.9% to a low of 11.0%. The ITT Technical Institutes in Houston (West), Garland and San Antonio, Texas have a preliminary FFEL cohort default rate of 19.3%, 29.7% and 28.2%, respectively, for the 1995 federal fiscal year (the latest year for which rates are available). For the remaining 28 ITT Technical Institute campus groups, the preliminary 1995 FFEL cohort default rates range from a high of 23.8% to a low of 11.3%. The official 1995 FFEL cohort default rates are scheduled to be released in October 1997.

The ITT Technical Institutes in Garland and San Antonio, Texas, which collectively accounted for approximately 4% of the Company's revenues in the Company's 1996 fiscal year, have identified corrections to their official 1993 and 1994, and preliminary 1995, FFEL cohort default rates based on (I) improper loan servicing and/or collection of certain student loans included in the calculation of such rates and (II) erroneous data used to calculate such rates. Each of these ITT Technical Institutes has submitted the appropriate appeals and requests for adjustment, respectively, to the U.S. Department of Education to make these corrections and revise downward the institute's official 1993 and 1994 FFEL cohort default rates accordingly. Each of these ITT Technical Institutes is also preparing to submit the appropriate challenges to the U.S. Department of Education to make these corrections and revise downward the institute's preliminary 1995 FFEL cohort default rate accordingly. The U.S. Department of Education has denied each of the Garland and San Antonio ITT Technical Institute's appeal of its official 1993 FFEL cohort default rate based on improper loan servicing and/or collection, and the Garland ITT Technical Institute's request for adjustment of its official 1994 FFEL cohort default rate. There can be no assurance that either of these institutes will be successful in any of its remaining appeals, requests for adjustment or challenges to the U.S. Department of Education regarding its official 1993 and 1994, or preliminary 1995, FFEL cohort default rates, or that even if such institute is successful in these efforts that its official 1993, 1994 or 1995 FFEL cohort default rate will recalculate to less than 25%. If the Company cannot successfully cause the official 1993 or 1994 FFEL cohort default rate for each of the Garland and San Antonio, Texas ITT Technical Institutes to be reduced to less than 25% and any such institute has an official 1995 FFEL cohort default rate equal to or exceeding 25%, such institute will be notified by the U.S. Department of Education that it is ineligible to participate in the FFEL and FDSL programs. The institute can challenge its loss of eligibility through an administrative review process within the U.S. Department of Education (as referenced above) and continue to participate in the FFEL programs during this process. If the institute's challenge is unsuccessful, the institute will be ineligible to participate in the FFEL and FDSL programs for the remainder of that federal fiscal year and for the two subsequent federal fiscal years. Loss of eligibility to participate in the FFEL and FDSL programs by either the Garland or San Antonio, Texas ITT Technical Institutes could have a material adverse effect on the Company's financial condition.

In a further attempt to prevent the Garland, Texas ITT Technical Institute from losing its eligibility to participate in the FFEL and FDSL loan programs in the event each of its official 1993, 1994 and 1995 FFEL cohort default rates equals or exceeds 25%, the Company is in the process of converting this institute from a main campus to an additional location of another main campus (the "Conversion"). Based on the Company's interpretation of the applicable federal regulations and discussions with the U.S. Department of Education, the Company believes that if it can complete the Conversion before the official 1995 FFEL cohort default rates are issued by the U.S. Department of Education, the 1995 FFEL cohort default rate for the Garland, Texas ITT Technical Institute will be blended into the calculation of the 1995 FFEL cohort default rate of the ITT Technical Institute campus group to which this institute becomes an additional location. Converting an ITT Technical Institute that is a main campus into an additional location of another ITT Technical Institute campus group requires approval of the ITT Technical Institute's accrediting commission and the U.S. Department of Education. The Garland, Texas ITT Technical Institute has received the approval of its accrediting commission, but there can be no assurance that the Company can obtain the requisite U.S. Department of Education approval of the Conversion or that the Company can obtain such approval before the official 1995 FFEL cohort default rates are issued.

In an effort to reduce the adverse effect on the Company's financial condition that could result from the loss of eligibility to participate in the FFEL and FDSL programs by either the Garland or San Antonio, Texas ITT Technical Institutes, the Company is considering whether to attempt to arrange for an unaffiliated, private funding source ("PFS") to provide loans to the students of these ITT Technical Institutes. This alternative source of student financial aid would most probably require the Company to guarantee repayment of the PFS loans. Based on the Company's experience with student loan repayment on Title IV Program loans for these institutes, such guaranty could result in significant cost to the Company.

On January 31, 1997, Hilton Hotels Corporation ("Hilton") commenced a tender offer for approximately 50.1% of the outstanding shares of ITT's common stock (the "Hilton Offer"). Hilton has announced that, if its offer succeeds, it will obtain the entire equity interest in ITT by merging ITT with Hilton or a subsidiary of Hilton (such merger, together with the Hilton Offer, the "Hilton Transaction"). The Hilton Transaction is more fully described in the Tender Offer Statement on Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission (the "Hilton 14D-1"). Hilton has also commenced a solicitation of proxies in support of proposals to be submitted to ITT shareholders at ITT's next annual meeting of shareholders which would have the effect of ensuring the completion of the Hilton Transaction (the "Hilton Proposals"). The Company believes that the Hilton Transaction, if successful, or the Hilton Proposals, if enacted at a meeting of ITT shareholders, would constitute a change in ownership resulting in a change in control of the Company under the regulations of the U.S. Department of Education, all or virtually all of the state education authorities that regulate the Company's business (the "States") and the accrediting commissions that accredit each ITT Technical Institute (the "Accrediting Commissions"). Upon a change in control of the Company under U.S. Department of Education regulations, the ITT Technical Institutes would immediately become ineligible to participate in Title IV Programs and their students would be unable to obtain Title IV Program funds to pay their cost of education until such time as the U.S. Department of Education recertifies the ITT Technical Institutes to participate in Title IV Programs. The U.S. Department of Education will not preapprove a change in control and will only reinstate an institution's eligibility to participate in Title IV Programs upon approval of a proper application following the institution's change in control. To be proper, among other things, such application must demonstrate that the relevant ITT Technical Institute is authorized by the appropriate States and accredited by the appropriate Accrediting Commission. Therefore, before each ITT Technical Institute may regain access to Title IV Program funds following a change in control (a) it must be reaccredited (or continue to be accredited) by the appropriate Accrediting Commission and reauthorized (or continue to be authorized) by the appropriate States and (b) the change in control must otherwise be approved by the U.S. Department of Education. Reference is made to the Company's Annual Report on Form 10-K for a discussion of the procedures involved in regaining such approvals.

A material adverse effect on the Company's business, financial condition and results of operations would result if a change in control of the Company occurred: (a) without the requisite prior approvals of the States; (b) without the continued or reinstated accreditation of the Accrediting Commissions; (c) without the timely and requisite post approvals of the States; or (d) if a material number of ITT Technical Institutes failed to timely regain eligibility to participate in Title IV Programs from the U.S. Department of Education. In addition, the time of year at which a change in control of the Company occurs coupled with the length of time required by the ITT Technical Institutes to regain their eligibility to participate in Title IV Programs could have a material adverse effect on the Company's business, financial condition and results of operations and the amount of Title IV Program funds students can obtain to pay the education costs of attending the ITT Technical Institutes.

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

Capital expenditures were $4.0 million in the three months ended March 31, 1997 compared to $1.2 million in the three months ended March 31, 1996. This increase was due primarily to the acquisition of approximately $3.0 million of new computers in the first quarter of 1997 (required to accommodate a software upgrade for the Company's computer-aided drafting technology curriculum). The Company expects that the capital additions for the full 1997 year will be approximately $13.0 million or a $5.1 million increase over 1996.

The capital additions for a new technical institute are approximately $0.4 million and the capital additions for each new curriculum at an existing institute are approximately $0.2 million. The Company anticipates that its planned capital additions can be funded through cash flows from operations.

Cash flows from operations on a long-term basis are highly dependent upon the receipt of funds from Title IV Programs and the amount of funds spent on new technical institutes, curricula additions at existing institutes and possible acquisitions.

Management, based on the advice of counsel, believes that it is probable that it will prevail in its appeal in the Eldredge Case, thus no provision for the awards in that case has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' reasonable attorney's fees and costs, and the prejudgment and post-judgment interest assessed thereon.

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

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ITT Educational Services, Inc.

Date: May 8, 1997

                           By:               /s/ Gene A. Baugh
                               -------------------------------------------------
                                                 Gene A. Baugh
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)

                               INDEX TO EXHIBITS


  Exhibit
    No.                          Description
--------------------------------------------------------------------------------
    11        Statement re Computation of Per Share Earnings....................

    27        Financial Data Schedule...........................................

                                      S-2