Form 10-Q
period 1997-06-30
ITT EDUCATIONAL SERVICES INC
filed 1997-08-08
CIK 922475

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                    Yes   [X]                   No   [_]

                                 26,999,952


Number of shares of Common Stock, $.01 par value, outstanding at July 31, 1997

                        ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana


            Quarterly Report to Securities and Exchange Commission
                                 June 30, 1997

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.


                                     INDEX
                                     -----

                                                                                                                            Page
                                                                                                                            ----
Statements of Income (unaudited) for the six months ended June 30, 1997 and 1996 and the three months ended June 30, 1997 and 1996...........................................................................3

Balance Sheets as of June 30, 1997 and 1996 (unaudited) and December 31, 1996.................................................4

Statements of Cash Flows (unaudited) for the six months ended June 30, 1997 and 1996 and the three months ended June 30, 1997 and 1996...........................................................................5

Notes to Financial Statements.................................................................................................6

                        ITT EDUCATIONAL SERVICES, INC.
                             STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)


                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                ---------------------------            -------------------------
                                                   1997            1996                    1997         1996
                                                   ----            ----                    ----         ----

Revenues
Tuition                                         $48,253         $42,376                $103,999     $ 91,644
Other educational                                10,159           9,192                  18,889       17,027
                                                -------         -------                --------     --------
  Total revenues                                 58,412          51,568                 122,888      108,671
                                                -------         -------                --------     --------

Costs and Expenses
Cost of educational services                     39,807          35,074                  77,791       68,561
Student services and administrative expenses     18,456          16,880                  35,992       33,385
                                                -------         -------                --------     --------
  Total costs and expenses                       58,263          51,954                 113,783      101,946
                                                -------         -------                --------     --------

Operating income                                    149            (386)                  9,105        6,725

Interest income, net                              1,193             909                   2,573        1,856
                                                -------        --------                --------     --------

Income before income taxes                        1,342             523                  11,678        8,581

Income taxes                                        537             209                   4,671        3,432
                                                -------        --------                --------     --------

Net income                                      $   805        $    314                $  7,007     $  5,149
                                                =======        ========                ========     ========

Earnings per common share                       $  0.03        $   0.01                $   0.26     $   0.19

Average equivalent common shares
outstanding (in thousands)                       27,171          27,159                  27,177       27,132


The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                                 BALANCE SHEETS
                     (In thousands, except per share data)

                                 June 30, 1997  December 31, 1996  June 30, 1996
                                  (unaudited)                       (unaudited)
                                 -------------  -----------------  -------------
Assets
Current assets
  Cash                              $    182         $     74         $     46
  Restricted cash                        642            5,911              910
  Cash invested with ITT
   Corporation                        93,060           89,808           75,347
  Accounts receivable, net             9,092            9,378            8,932
  Deferred income tax                  1,302            1,455              509
  Prepaids and other current
   assets                              4,529            1,823            3,030
                                    --------         --------         --------
    Total current assets             108,807          108,449           88,774
Property and equipment, net           21,972           19,360           17,906
Direct marketing costs                 6,377            5,774            5,352
Other assets                           2,160            2,166            2,658
                                    --------         --------         --------
    Total assets                    $139,316         $135,749         $114,690
                                    ========         ========         ========

Liabilities and Shareholders'
 Equity
Current liabilities
  Accounts payable                  $ 20,594         $ 12,188         $ 16,778
  Accrued compensation and
   benefits                            3,141            4,253            2,806
  Other accrued liabilities            3,943            5,432            2,953
  Deferred tuition revenue            34,311           43,532           31,457
                                    --------         --------         --------
    Total current liabilities         61,989           65,405           53,994
Other liabilities                      1,628            1,652            1,706
                                    --------         --------         --------
    Total liabilities                 63,617           67,057           55,700
                                    --------         --------         --------

Shareholders' equity
  Preferred stock, $.01 par
   value, 5,000,000 shares
   authorized, none issued or
   outstanding
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   26,999,952, 26,999,952 and
   18,000,000 issued and
   outstanding                           270              270              180
  Capital surplus                     32,513           32,513           32,603
  Retained earnings                   42,916           35,909           26,207
                                    --------         --------         --------
    Total shareholders' equity        75,699           68,692           58,990
                                    --------         --------         --------
    Total liabilities and
     shareholders' equity           $139,316         $135,749         $114,690
                                    ========         ========         ========

The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.

                           STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (unaudited)

                                                                        Three Months           Six Months
                                                                       Ended June 30,        Ended June 30,
                                                                     ------------------    ------------------
                                                                      1997       1996       1997       1996
                                                                     -------    -------    -------    -------
Cash flows from operating activities:
    Net income                                                       $   805    $   314    $ 7,007    $ 5,149
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                  2,096      2,026      4,054      3,991
        Provision for doubtful accounts                                  404        460        857        849
        Deferred taxes                                                    81        199        308        474
        Increase/decrease in operating assets and liabilities:
            Accounts receivable                                          301     (1,577)      (571)    (2,189)
            Direct marketing costs                                      (408)      (394)      (603)      (321)
            Accounts payable and accrued liabilities                   3,386     (2,415)     5,626      3,834
            Prepaids and other assets                                   (495)      (128)    (2,700)    (1,483)
            Deferred tuition revenue                                   3,511      3,555     (9,221)    (8,606)
                                                                     -------    -------    -------    -------
Net cash provided by operating activities                              9,681      2,040      4,757      1,698
                                                                     -------    -------    -------    -------
Cash flows used for investing activities:
    Capital expenditures, net                                         (2,639)    (1,720)    (6,666)    (2,912)
    Net decrease (increase) in cash invested with ITT Corporation     (7,124)      (140)    (3,252)    (3,462)
                                                                     -------    -------    -------    -------
Net cash used for investing activities                                (9,763)    (1,860)    (9,918)    (6,374)
                                                                     -------    -------    -------    -------
Net increase (decrease) in cash and restricted cash                      (82)       180     (5,161)    (4,676)

Cash and restricted cash at beginning of period                         (906)       776      5,985      5,632
                                                                     -------    -------    -------    -------
Cash and restricted cash at end of period                            $   824    $   956    $   824    $   956
                                                                     =======    =======    =======    =======


The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
             (Dollar amounts in thousands, unless otherwise stated)

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

    The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results for the entire calendar year.

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

Results of Operations
---------------------

Revenues increased $6.8 million, or 13.2%, to $58.4 million in the three months ended June 30, 1997 from $51.6 million in the three months ended June 30, 1996. Revenues increased $14.2 million, or 13.1%, to $122.9 million in the six months ended June 30, 1997 from $108.7 million in the six months ended June 30, 1996. These increases were due primarily to a 5% increase in tuition rates in September 1996 and a 9.8% increase in the total student enrollment at January 1, 1997 compared to January 1, 1996. The number of students attending ITT Technical Institutes at January 1, 1997 was 22,633 compared to 20,618 at January 1, 1996.

The total number of first-time and re-entering students beginning classes in June 1997 was 6,879 compared to 6,553 for the same period in 1996. First-time students numbered 6,158 in June 1997 compared to 5,918 in June 1996. The total student enrollment on June 30, 1997 was 23,994, compared to 22,100 on June 30, 1996, an increase of 8.6%.

Cost of educational services increased $4.7 million, or 13.4%, to $39.8 million in the three months ended June 30, 1997 from $35.1 million in the three months ended June 30, 1996. Cost of educational services increased $9.2 million, or 13.4%, to $77.8 million in the six months ended June 30, 1997 from $68.6 million in the six months ended June 30, 1996. These increases were principally a result of costs required to service the increased enrollment, normal inflationary cost increases for wages, rent and other costs of services, and increased costs at new technical institutes (two opened in March 1996, one in September 1996 and one in June 1997). Cost of educational services as a percentage of revenue increased in the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996 as a result of a $0.5 million and $1.0 million provision in the three and six months ended June 30, 1997, respectively (none in the three and six months ended June 30, 1996) for the Company's legal expenses in Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case"). (See Note 3 of Notes to Financial Statements.) Excluding this provision, cost of educational services in the three months ended June 30, 1997 would have been 67.3% of revenues, a 0.7% improvement from the three months ended June 30, 1996 and 62.5% of revenues for the six months ended June 30, 1997, a 0.6% improvement from the six months ended June 30, 1996.

Student services and administrative expenses increased $1.6 million, or 9.5%, to $18.5 million in the three months ended June 30, 1997 from $16.9 million in the three months ended June 30, 1996. Student services and administrative expenses increased $2.6 million, or 7.8%, to $36.0 million in the six months ended June 30, 1997 from $33.4 million in the six months ended June 30, 1996. The Company increased its media advertising expenses in the three and six months ended June 30, 1997 by approximately 16% and 12%, respectively, over the same expenses incurred in the three and six months ended June 30, 1996. This media expense increase was less than the increases experienced during this period in 1996 because of a planned reduction in the percentage increase and an unplanned reduction caused by higher than expected preemptions by the television stations. Student services and administrative expenses decreased to 31.6% of revenues in the three months ended June 30, 1997 compared to 32.7% in the three months ended June 30, 1996, primarily because the greater revenues did not cause an increase in the fixed portion of the marketing and headquarters expenses.

The Company incurs operating losses when opening new institutes. Six new institutes were opened in 1994, two in 1995, three in 1996 and one in the first six months of 1997. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) for institutes open less than 24 months during the three and six months ended June 30, 1997 were $1.0 million and $2.0 million, respectively, compared to $2.2 million and $3.6 million for the three and six months ended June 30, 1996, respectively.

Operating income increased $0.5 million to $0.1 million in the three months ended June 30, 1997 from a $0.4 million operating loss in the three months ended June 30, 1996. Operating income increased $2.4 million, or 35.8%, to $9.1 million in the six months ended June 30, 1997 from $6.7 million in the six months ended June 30, 1996. These increases were due primarily to the control of costs and the reduction of operating losses of new institutes (i.e., six institutes in the first 24 months of operation in the three months ended June 30, 1997 compared to 10 in the three months ended June 30, 1996). The operating margin increased to 0.3% of revenues in the three months ended June 30, 1997, from a 0.7% operating loss in the three months ended June 30, 1996 despite the $0.5 million provision for legal expenses in the three months ended June 30, 1997. The operating margin for the six months ended June 30, 1997 was 7.4% compared to 6.2% for the six months ended June 30, 1996 despite the $1.0 million provision for legal expenses in 1997.

Interest income in the three months ended June 30, 1997 increased $0.3 million from the three months ended June 30, 1996. Interest income increased $0.7 million in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. These increases were primarily due to the increase in the interest rate earned on the cash invested by the Company with ITT (i.e., 6.3% in 1997 compared to 5.5% in 1996) and the $17.9 million increase in cash invested with ITT Corporation during 1996.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Due to the seasonal pattern of enrollments and the receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

The U.S. Department of Education ("ED") issued final regulations on November 29, 1996 detailing new rules and procedures governing how an institution which participates in federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA") requests, maintains, disburses and otherwise manages Title IV Program funds. These new funds management regulations are effective July 1, 1997 and require the Company, among other things, to receive its funds in three equal quarterly disbursements rather than the two disbursements currently permitted. The Company estimates that these new regulations will decrease 1997 net cash provided by operating activities (a one-time effect) by approximately $12.0 to $15.0 million, and will decrease interest income in the six months ending December 31, 1997 (an on-going effect) by $0.8 to $1.0 million and annually thereafter by $1.6 to $2.0 million.

Net cash provided by operating activities was $4.7 million in the six months ended June 30, 1997 compared to $1.7 million in the six months ended June 30, 1996. This increase in cash provided by operating activities was due primarily to the increased net income and the timing of payments to vendors. Accounts payable and accrued liabilities increased by $5.6 million in the six months ended June 30, 1997 compared to $3.8 million in the six months ended June 30, 1996.

An educational institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on federal student loans exceed certain rates. These rates are based on the historical cohort default rate of current and former students on loans provided under certain Title IV Programs, and are calculated on an institutional basis, defined as a main campus and all of its additional locations and branch campuses. The cohort default rate of an institution is calculated on the basis of the number of students who have defaulted and not the dollar amount of such defaults. Under the Federal Family Education Loan ("FFEL") programs, an institution whose cohort default rate on loans made under the Federal Stafford Loan ("Stafford") and Federal Supplemental Loans for Students ("SLS") programs is 25% or greater for three consecutive years will no longer be eligible to participate in any of the FFEL programs (including the Federal PLUS ("PLUS") program) or the Federal Direct Student Loan ("FDSL") program for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years, unless it successfully challenges such disqualification under procedures provided by the HEA and its implementing regulations. During the pendency of any such appeal, the institution retains its eligibility to participate in the applicable loan programs.

No ITT Technical Institute campus group has an FFEL cohort default rate equal to or greater than 25% for the 1991 or 1992 federal fiscal years. Three ITT Technical Institute campus groups, consisting of three institutes located in Houston (West), Garland and San Antonio, Texas have an official FFEL cohort default rate of: (a) 27.4%, 27.4% and 25.0%, respectively, for the 1993 federal fiscal year; and (b) 25.8%, 39.1% and 25.6%, respectively, for the 1994 federal fiscal year. For the remaining 28 ITT Technical Institute campus groups, the official 1993 FFEL cohort default rates range from a high of 23.4% to a low of 11.8% and the official 1994 FFEL cohort default rates range from a high of 19.9% to a low of 11.0%. The ITT Technical Institutes in Houston (West), Garland and San Antonio, Texas have a preliminary FFEL cohort default rate of 19.3%, 29.7% and 28.2%, respectively, for the 1995 federal fiscal year (the latest year for which rates are available). For the remaining 28 ITT Technical Institute campus groups, the preliminary 1995 FFEL cohort default rates range from a high of 23.8% to a low of 11.3%. The official 1995 FFEL cohort default rates are scheduled to be released in November 1997.

The ITT Technical Institutes in Garland and San Antonio, Texas, which collectively accounted for approximately 4% of the Company's revenues in the Company's 1996 fiscal year, have identified corrections to their official 1993 and 1994, and preliminary 1995, FFEL cohort default rates based on (I) improper loan servicing and/or collection of certain student loans included in the calculation of such rates and/or (II) erroneous data used to calculate such rates. Each of these ITT Technical Institutes has submitted the appropriate appeals and/or requests for adjustment to make these corrections and revise downward the institute's official 1993 and 1994 FFEL cohort default rates and preliminary 1995 FFEL cohort default rate accordingly. None of these appeals and/or requests for adjustment that have been considered by the ED have resulted in a recalculation to less than 25% of either institute's official 1993 or 1994, or preliminary 1995, FFEL cohort default rate. There can be no assurance that either of these institutes' remaining appeals and/or requests for adjustment to the ED regarding its official 1993 and 1994, or preliminary 1995, FFEL cohort default rates will result in a recalculation to less than 25% of its official 1993, 1994 or 1995 FFEL cohort default rate. If the Company cannot successfully cause the official 1993 or 1994 FFEL cohort default rate for each of the Garland and San Antonio, Texas ITT Technical Institutes to be reduced to less than 25% and any such institute has an official 1995 FFEL cohort default rate equal to or exceeding 25%, such institute will be notified by the ED that it is ineligible to participate in the FFEL and FDSL programs. The institute can challenge its loss of eligibility through an administrative review process within the ED (as referenced above) and continue to participate in the FFEL programs during this process. If the institute's challenge is unsuccessful, the institute will be ineligible to participate in the FFEL and FDSL programs for the remainder of that federal fiscal year and for the two subsequent federal fiscal years. Loss of eligibility to participate in the FFEL and FDSL programs by either the Garland or San Antonio, Texas ITT Technical Institutes could have a material adverse effect on the Company's results of operations.

The Company is in the process of converting the Garland, Texas ITT Technical Institute from a main campus to an additional location of another main campus (the "Conversion"). Based on the Company's interpretation of the applicable federal regulations, the Company believes that if it can complete the Conversion before the official 1995 FFEL cohort default rates are issued by the ED, the 1995 FFEL cohort default rate for the Garland, Texas ITT Technical Institute will be blended into the calculation of the 1995 FFEL cohort default rate of the ITT Technical Institute campus group to which this institute becomes an additional location. Converting an ITT Technical Institute that is a main campus into an additional location of another ITT Technical Institute campus group requires approval of the ITT Technical Institute's accrediting commission and the ED. The Garland, Texas ITT Technical Institute has received the approval of its accrediting commission, but there can be no assurance that the Company can obtain the requisite ED approval of the Conversion, that the Company can obtain such approval before the official 1995 FFEL cohort default rates are issued, or that the official 1995 FFEL cohort default rate for the Garland, Texas ITT Technical Institute, when issued, will be blended into the calculation of the official 1995 FFEL cohort default rate of the ITT Technical Institute campus group to which that institute becomes an additional location.

In an effort to reduce the adverse effect on the Company's results of operations that could result from the loss of eligibility to participate in the FFEL and FDSL programs by either the Garland or San Antonio, Texas ITT Technical Institutes, the Company is considering whether to attempt to arrange for an unaffiliated, private funding source ("PFS") to provide loans to the students of these ITT Technical Institutes. This alternative source of student financial aid would most probably require the Company to guarantee repayment of the PFS loans. Based on the Company's experience with student loan repayment on Title IV Program loans for these institutes, such guaranty could result in significant cost to the Company.

On January 31, 1997, Hilton Hotels Corporation ("Hilton") commenced a tender offer for approximately 50.1% of the outstanding shares of ITT's common stock (the "Hilton Offer"). Hilton has announced that, if its offer succeeds, it will obtain the entire equity interest in ITT by merging ITT with Hilton or a subsidiary of Hilton (such merger, together with the Hilton Offer, the "Hilton Transaction"). The Hilton Transaction is more fully described in the Tender Offer Statement on Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission (the "Hilton 14D-1"). Hilton has also commenced a solicitation of proxies in support of proposals to be submitted to ITT shareholders at ITT's next annual meeting of shareholders which would have the effect of ensuring the completion of the Hilton Transaction (the "Hilton Proposals"). The Company believes that the Hilton Transaction, if successful, or the Hilton Proposals, if enacted at a meeting of ITT shareholders, would constitute a change in ownership resulting in a change in control of the Company under the regulations of the ED, all or virtually all of the state education authorities that regulate the Company's business (the "States") and the accrediting commissions that accredit each ITT Technical Institute (the "Accrediting Commissions"). Upon a change in control of the Company under ED regulations, each ITT Technical Institute would immediately become ineligible to continue participating in Title IV Programs and its students would be unable to obtain Title IV Program funds to pay their cost of education (except for funds already committed to the students) until such time as the ED recertifies the entire ITT Technical Institute campus group (defined as the main campus and all of its additional locations) to participate in Title IV Programs. The ED will not preapprove a change in control and will only reinstate a campus group's eligibility to participate in Title IV Programs upon review and approval of a complete application following the campus group's change in control. To be complete, among other things, such application must demonstrate that all of the ITT Technical Institutes that comprise a particular campus group are authorized by the appropriate States and accredited by the appropriate Accrediting Commission. Therefore, before any ITT Technical Institute campus group may regain access to Title IV Program funds following a change in control (a) all of its ITT Technical Institutes must be reaccredited (or continue to be accredited) by the appropriate Accrediting Commission and reauthorized (or continue to be authorized) by the appropriate States and (b) the change in control must otherwise be approved by the ED. See "Item 5. Other Information." for a discussion of the procedures involved in regaining such approvals.

A material adverse effect on the Company's business, financial condition and results of operations would result if a change in control of the Company occurred as a result of the Hilton Transaction or Hilton Proposals: (a) without the requisite prior approvals of the States; (b) without the continued or reinstated accreditation of the Accrediting Commissions; (c) without the timely and requisite post approvals of the States; or (d) if a material number of ITT Technical Institutes failed to timely regain eligibility to participate in Title IV Programs from the ED. In addition, the time of year at which a change in control of the Company occurs coupled with the length of time required by the ITT Technical Institutes to regain their eligibility to participate in Title IV Programs could have a material adverse effect on the Company's business, financial condition and results of operations and the amount of Title IV Program funds students can obtain to pay the education costs of attending the ITT Technical Institutes.

On July 16, 1997, ITT announced a comprehensive plan that includes the pro rata distribution of (a) its shares of the Company's common stock (the "Common Stock") and (b) all of the shares of a new ITT subsidiary, ITT Destinations, Inc. ("Destinations"), that will hold ITT's hotels and gaming business among all ITT shareholders (the "Distribution"). Under the Distribution, each ITT shareholder is expected to receive approximately 0.25 share of the Common Stock held by ITT for each share of ITT common stock held by the ITT shareholder. The Distribution will be made on a date to be determined by ITT's board of directors to ITT's shareholders of record at the close of business on a record date determined by ITT's board of directors. No certificates or scrip representing fractional shares of the Common Stock will be issued as part of the Distribution. ITT's agent will, as soon as practical after the Distribution, combine into whole shares all of the fractional shares of the Common Stock that ITT's shareholders would be entitled to receive and sell them in the open market at then prevailing market prices and distribute the aggregate proceeds (net of brokerage fees) proportionately to any ITT shareholders who are entitled to the fractional shares. The Distribution is subject to certain conditions and may be abandoned by ITT at any time for any reason. The ED, the Accrediting Commissions and most of the States have laws, regulations and/or standards (collectively "Regulations") pertaining to changes of ownership and/or control (collectively "change in control") of the educational institutions they regulate. The ED has determined that the Distribution will constitute a change in control of the Company and all of the ITT Technical Institutes under ED Regulations. The Accrediting Commissions and many of the States have determined that the Distribution will not constitute a change in control of the Company under their Regulations. The Company and ITT plan to seek to obtain any necessary approvals of the Distribution by the ED and the States.

Capital expenditures were $6.7 million in the six months ended June 30, 1997 compared to $2.9 million in the six months ended June 30, 1996. This increase was due primarily to the acquisition of approximately $3.0 million of new computers in the first quarter of 1997 (required to accommodate a software upgrade for the Company's computer-aided drafting technology curriculum). The Company expects that the capital additions for the full 1997 year will be approximately $13.0 million or a $5.1 million increase over 1996.

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


                                    PART II

ITEM 1.     LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business. Among the legal actions currently pending is DeBattista, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 97-1366-CA-15-W). This action was filed on June 25, 1997 in the Circuit Court of Seminole County in Orlando, Florida by three students who attended the Hospitality program at the Maitland ITT Technical Institute. The suit alleges, among other things, misrepresentation, fraud, civil conspiracy and statutory violations by the Company, ITT Corporation and eight employees of the Maitland ITT Technical Institute. The plaintiffs seek general damages, exemplary damages, rescission of plaintiffs' enrollment agreements with the Company, attorney's fees, interest and costs. The plaintiffs also seek to have the action certified as a class action. Also pending is Eldredge, et al. v. ITT Educational Services, Inc., et al., and six related legal actions filed in San Diego, California, all of which have been previously reported.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the second quarter of fiscal year 1997, the Company submitted the following matters to a vote of the holders of its Common Stock:

The 1997 annual meeting of shareholders of the Company was held on May 13, 1997 to elect directors and adopt the 1997 ITT Educational Services, Inc. Incentive Stock Plan (the "1997 Plan"). At this meeting, the shareholders elected the following persons to serve as directors of the Company in the third class of the Company's Board of Directors, each to hold office for the term of three years and until his or her successor is elected and has qualified:


              Third Class - Term expiring at 2000 Annual Meeting
              -----------
                          1.  Bette B. Anderson
                          2.  Rand V. Araskog
                          3.  Leslie Lenkowsky
                          4.  Margita E. White

The final results of the vote taken at such meeting for the director nominees are as follows:


                                                  Broker
                     Votes For   Votes Withheld  Nonvotes  Abstentions
                     ----------  --------------  --------  -----------
Bette B. Anderson    25,463,120      59,163         0           0
Rand V. Araskog      25,463,708      58,575         0           0
Leslie Lenkowsky     25,468,320      53,963         0           0
Margita E. White     25,469,245      53,038         0           0

At this meeting, the shareholders also adopted the 1997 Plan. The final results of the vote taken at such meeting to adopt the 1997 Plan are as follows:



                                          Broker

             Votes For   Votes Against   Non-votes     Abstentions
            -----------  -------------   ---------     -----------
            23,606,268     1,497,013      408,371        10,631



ITEM 5.     OTHER INFORMATION.

At present, ITT holds 22,500,000 shares, or 83.3%, of the Company's outstanding Common Stock and 4,499,952 shares, or 16.79%, of the Company's outstanding Common Stock is publicly traded. On July 16, 1997, ITT announced a comprehensive plan that includes the pro rata distribution of (a) its shares of the Common Stock and (b) all the shares of Destinations among all ITT shareholders (the "Distribution"). Under the Distribution, each ITT shareholder is expected to receive approximately 0.25 share of Common Stock held by ITT for each share of ITT common stock held by the ITT shareholder. The Distribution is subject to certain conditions and may be abandoned by ITT at any time for any reason.

The Company intends to enter into the following agreements with ITT, which will give effect to the Distribution, govern the Company's relationship with ITT following the Distribution and provide for the allocation of tax and certain other liabilities and obligations arising from periods prior to the
Distribution: (a) a distribution agreement providing for, among other things, certain transactions required to effect the Distribution, the treatment of existing intercompany agreements between the Company and ITT and other arrangements between the Company and ITT after the Distribution; (b) a tax allocation agreement providing for the allocation between the Company, ITT and Destinations of ITT's consolidated tax liability for the years that they were included in ITT's consolidated federal income tax return and for sharing, where appropriate, of state and local taxes attributable to periods prior to the Distribution; and (c) an employee benefits agreement providing for the allocation among the Company, ITT and Destinations of retirement, welfare and other employee benefit and executive compensation plans, programs, policies and arrangements.

The Distribution will result in a substantial increase in the shares of Common Stock available for sale in the market. This significant increase in public float is expected to increase the liquidity of the Common Stock and, thereby, raise its market profile in the long term. The market price of the Common Stock may be adversely affected in the short term if a significant number of shares of Common Stock are sold following the Distribution by ITT shareholders who receive such shares in the Distribution.

The ownership and operation of educational institutions in the United States are subject to extensive federal and state laws and regulations. In this regard, the Company must obtain certain approvals under the applicable laws, regulations and standards of the ED, the Accrediting Commissions and the States.

The ED, the Accrediting Commissions and most of the States have laws, regulations and/or standards (collectively "Regulations") pertaining to changes in ownership and/or control (collectively "change in control") of the educational institutions they regulate. The change in control Regulations do not, however, uniformly define what constitutes a change in control. The ED's change in control Regulations generally subject the Company to the change in control standards of the federal securities laws. Most States and the Accrediting Commissions include the sale of a controlling interest of common stock in the definition of a change in control. Practically all change in control Regulations adopted by the ED, the Accrediting Commissions and the States are subject to varying interpretations as to whether a particular transaction constitutes a change in control. The ED has determined that the Distribution will constitute a change in control of the Company and all of the ITT Technical Institutes under ED Regulations. The Accrediting Commissions and many of the States have determined that the Distribution will not constitute a change in control of the Company under their

Regulations. The Company and ITT plan to seek to obtain any necessary approvals of the Distribution by the ED and the States.

Upon a change in control of the Company under ED Regulations, each of the Company's ITT Technical Institutes would immediately become ineligible to continue participating in Title IV Programs and their students would be unable to obtain Title IV Program funds to pay their costs of education (except for certain funds already committed to the students) until such time as the ED recertifies the entire ITT Technical Institute campus group (defined as the main campus and all of its additional locations) to participate in Title IV Programs. The ED will not preapprove a change in control and will only reinstate a campus group's eligibility to participate in Title IV Programs upon review and approval of a complete application following the campus group's change in control. To be complete, among other things, such application must demonstrate that all of the ITT Technical Institutes that comprise a particular campus group are authorized by the appropriate States and accredited by the appropriate Accrediting Commission. Therefore, before any ITT Technical Institute campus group may regain its eligibility to participate in Title IV Programs following a change in control (a) all of its ITT Technical Institutes must be reaccredited (or continue to be accredited) by the appropriate Accrediting Commission and reauthorized (or continue to be authorized) by the appropriate States and (b) the change in control must otherwise be approved by the ED. The Company and the ED are discussing the implementation of certain procedures that may help to quicken the recertification of the ITT Technical Institute campus groups to continue participating in Title IV Programs following the Distribution.

Most States in which ITT Technical Institutes operate, including California, require that a change in control of an institution be approved before it occurs in order for the institution to maintain its authorization (the "Prior Approval States"). Some States will only review a change in control of an institution after it occurs (the "Post Approval States"). With the possible exception of California (discussed below), management believes that the Company will be able to obtain all necessary approvals from the ED and the States. There can be no assurance, however, that such approvals can be obtained in a timely manner that would not unreasonably delay the availability of Title IV Program funds. Based on the Company's interpretation of California's change in control Regulations and the advice of counsel, the Company does not believe that the Distribution will constitute a change in control of the Company, or any of its ten ITT Technical Institutes currently operating in California, under such Regulations. If, however, the California regulators should determine otherwise, obtaining approval from California would be complicated by a California statute that prohibits the approval of a change in control of any institution that has been found to have violated Chapter 7 (formerly Chapter 3) of the California Education Code ("Chapter 7") in any judicial or administrative proceeding. In October 1996, the jury in Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case") determined that the Company, through its ITT Technical Institute in San Diego, California, violated Chapter 7. The Company has appealed the jury's verdict in the Eldredge Case.

A material adverse effect on the Company's business, financial condition and results of operations: (a) would result if the Distribution occurs and a material number of ITT Technical Institutes fail to timely (i) obtain the requisite reauthorizations from the Post Approval States whose Regulations regard the Distribution as a change in control of the Company or (ii) regain eligibility to participate in Title IV Programs from the ED; or (b) could result if the Distribution occurs at a time shortly before significant amounts of Title IV funds were anticipated to be released to the ITT Technical Institutes and their students and the Company experiences any delay by the ED in recertifying the ITT Technical Institutes to continue their participation in Title IV Programs.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ITT Educational Services, Inc.


Date: August 8, 1997

                                    By:     /s/ Gene A. Baugh
                                       --------------------------------
                                                Gene A. Baugh
                                          Senior Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS





  Exhibit
    No.                      Description
-----------------------------------------------------------------------------
  10.8      1997 ITT Educational Services, Inc. Incentive Stock Plan.........

  11        Statement re Computation of Per Share Earnings...................

  27        Financial Data Schedule..........................................