Form 10-Q
period 1997-09-30
ITT EDUCATIONAL SERVICES INC
filed 1997-10-31
CIK 922475

                                   FORM 10-Q
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997
                                      OR


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

                    Yes  [X]                       No   [_]

                                  26,999,952

Number of shares of Common Stock, $.01 par value, outstanding at October 30,
1997

                        ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana

            Quarterly Report to Securities and Exchange Commission
                              September 30, 1997

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.


                                     INDEX
                                     -----

                                                                                                                         Page
                                                                                                                         ----

Statements of Income (unaudited) for the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1997 and 1996................................................................  3

Balance Sheets as of September 30, 1997 and 1996 (unaudited) and December 31, 1996......................................  4

Statements of Cash Flows (unaudited) for the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1997 and 1996................................................................  5

Notes to Financial Statements...........................................................................................  6

                        ITT EDUCATIONAL SERVICES, INC.
                             STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                              --------------------------------       -------------------------------
                                                                    1997           1996                    1997           1996
                                                                    ----           ----                    ----           ----
Revenues

Tuition                                                            $61,849        $54,653                $165,848       $146,297
Other educational                                                   11,211         10,460                  30,100         27,487
                                                                   -------        -------                --------       --------
   Total revenues                                                   73,060         65,113                 195,948        173,784
                                                                   -------        -------                --------       --------


Costs and Expenses

Cost of educational services                                        41,616         37,303                 119,407        105,864
Student services and administrative
 expenses                                                           19,159         17,769                  55,151         51,154
                                                                   -------        -------                --------       --------
   Total costs and expenses                                         60,775         55,072                 174,558        157,018
                                                                   -------        -------                --------       --------


Operating income                                                    12,285         10,041                  21,390         16,766

Interest income, net                                                 1,478          1,076                   4,051          2,932
                                                                   -------        -------                --------       --------

Income before income taxes                                          13,763         11,117                  25,441         19,698

Income taxes                                                         5,505          4,447                  10,176          7,879
                                                                   -------        -------                --------       --------

Net income                                                         $ 8,258        $ 6,670                $ 15,265       $ 11,819
                                                                   =======        =======                ========       ========

Earnings per common share                                          $  0.30        $  0.25                $   0.56       $   0.44

Average equivalent common shares
 outstanding (in thousands)                                         27,172         27,176                  27,175         27,146

The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                                BALANCE SHEETS
                     (In thousands, except per share data)

                                                         September 30, 1997                             September 30, 1996
                                                             (unaudited)         December 31, 1996          (unaudited)
                                                        -------------------      -----------------      ------------------
Assets
Current assets
   Cash                                                            $      3               $     74                $    474
   Restricted cash                                                      911                  5,911                   1,197
   Cash invested with ITT Corporation                                99,630                 89,808                  88,008
   Accounts receivable, net                                          10,881                  9,378                  10,910
   Deferred income tax                                                1,463                  1,455                     945
   Prepaids and other current assets                                  3,397                  1,823                   2,714
                                                                   --------               --------                --------
       Total current assets                                         116,285                108,449                 104,248
Property and equipment, net                                          21,857                 19,360                  18,630
Direct marketing costs                                                6,687                  5,774                   5,747
Other assets                                                          2,147                  2,166                   2,479
                                                                   --------               --------                --------
       Total assets                                                $146,976               $135,749                $131,104
                                                                   ========               ========                ========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                $ 15,382               $ 12,188                $ 20,321
   Accrued compensation and benefits                                  4,085                  4,253                   4,430
   Other accrued liabilities                                          6,924                  5,432                   5,611
   Deferred tuition revenue                                          34,953                 43,532                  33,069
                                                                   --------               --------                --------
       Total current liabilities                                     61,344                 65,405                  63,431


Other liabilities                                                     1,675                  1,652                   2,013
                                                                   --------               --------                --------
       Total liabilities                                             63,019                 67,057                  65,444
                                                                   --------               --------                --------

Shareholders' equity
 Preferred stock, $.01 par value,
   5,000,000 shares authorized, none
   issued or outstanding
  Common stock, $.01 par value, 50,000,000
   shares authorized, 26,999,952 shares
   issued and outstanding                                               270                    270                     270
 Capital surplus                                                     32,513                 32,513                  32,513
 Retained earnings                                                   51,174                 35,909                  32,877
                                                                   --------               --------                --------
       Total shareholders' equity                                    83,957                 68,692                  65,660
                                                                   --------               --------                --------
       Total liabilities and shareholders' equity                  $146,976               $135,749                $131,104
                                                                   ========               ========                ========


The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                           -------------------------------     -------------------------------
                                                                1997             1996                1997           1996
                                                                ----             ----                ----           ----
Cash flows from operating activities:
   Net income                                                $     8,258      $     6,670         $    15,265     $  11,819
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization                              1,743            1,647               5,797         5,638
        Provision for doubtful accounts                              559              477               1,416         1,326
        Deferred taxes                                               (20)             (45)                288           429
        Increase/decrease in operating
          assets and liabilities:
            Accounts receivable                                   (2,348)          (2,455)             (2,919)       (4,644)
            Direct marketing costs                                  (310)            (395)               (913)         (716)
            Accounts payable and accrued
              liabilities                                         (1,381)           7,737               4,245        11,571
            Prepaids and other assets                              1,145              499              (1,555)         (984)
            Deferred tuition revenue                                 642            1,612              (8,579)       (6,994)
                                                             -----------      -----------         -----------     ---------
Net cash provided by operating activities                          8,288           15,747              13,045        17,445
                                                             -----------      -----------         -----------     ---------
Cash flows used for investing activities:
    Capital expenditures, net                                     (1,628)          (2,371)             (8,294)       (5,283)
    Net decrease (increase) in cash invested
      with ITT Corporation                                        (6,570)         (12,661)             (9,822)      (16,123)
                                                             -----------      -----------         -----------     ---------
Net cash used for investing activities                            (8,198)         (15,032)            (18,116)      (21,406)
                                                             -----------      -----------         -----------     ---------
Net increase (decrease) in cash and
  restricted cash                                                     90              715             (5,071)        (3,961)
Cash and restricted cash at beginning
  of period                                                          824              956               5,985         5,632
                                                             -----------      -----------         -----------     ---------
Cash and restricted cash at end of period                    $       914      $     1,671         $       914     $   1,671
                                                             ===========      ===========         ===========     =========

The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
             (Dollar amounts in thousands, unless otherwise stated)

1.The accompanying unaudited financial statements have been prepared by ITT
  Educational Services, Inc. (the "Company") without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

  The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results for the entire calendar year.

2.On March 22, 1996, the Company declared a 3 for 2 Common Stock split effected by payment of a stock dividend on April 15, 1996 to all shareholders of record at the close of business on April 1, 1996. On October 8, 1996, the Company declared a 3 for 2 Common Stock split effected by payment of a stock dividend on November 4, 1996 to all shareholders of record at the close of business on October 21, 1996. The earnings per share amounts for all prior periods have been restated to reflect these stock splits.


3.The Company has a number of pending legal and other claims arising out of the normal course of business. Among the legal actions is Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case"). This action was filed on June 8, 1995 in San Diego, California by seven graduates of the San Diego ITT Technical Institute. In October 1996, the jury in this action rendered a verdict against the Company and awarded the plaintiffs general damages of approximately $0.2 million and exemplary damages of $2.6 million. The judge also awarded the plaintiffs attorney's fees and costs, in the amount of approximately $0.9 million, and interest. The Company is seeking to overturn the awards and has appealed the decision. Management, based on the advice of counsel, believes it is probable that it will prevail in its appeal, thus no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' attorney's fees and costs and the interest assessed thereon.



  In late January 1997, six legal actions were filed against the Company in San Diego, California by a total of 21 former students of the San Diego ITT Technical Institute. In late June 1997, a legal action was filed against the Company in Orlando, Florida by three former students of the Maitland ITT Technical Institute. The plaintiffs in one of the California actions and in the Florida action seek to have each of their actions certified as a class action. If either of these actions is certified as a class action, the number of plaintiffs that may be awarded damages would increase significantly. The claims alleged in all seven legal actions are similar to the claims alleged in the Eldredge Case, relate primarily to the Company's marketing and recruitment practices and include misrepresentation and violations of certain state statutes.



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

Results of Operations
---------------------
Revenues increased $8.0 million, or 12.3%, to $73.1 million in the three months ended September 30, 1997 from $65.1 million in the three months ended September 30, 1996. Revenues increased $22.1 million, or 12.7%, to $195.9 million in the nine months ended September 30, 1997 from $173.8 million in the nine months ended September 30, 1996. These increases were due primarily to a 5% increase in tuition rates in September 1996 and a 9.8% increase in the total student enrollment at January 1, 1997 compared to January 1, 1996. The number of students attending ITT Technical Institutes at January 1, 1997 was 22,633 compared to 20,618 at January 1, 1996.

The total number of first-time and re-entering students beginning classes in September 1997 was 8,070 compared to 8,151 for the same period in 1996. First-time students numbered 7,156 in September 1997 compared to 7,271 in September 1996. The total student enrollment on September 30, 1997 was 25,811, compared to 23,971 on September 30, 1996, an increase of 7.7%.

Cost of educational services increased $4.3 million, or 11.5%, to $41.6 million in the three months ended September 30, 1997 from $37.3 million in the three months ended September 30, 1996. Cost of educational services increased $13.5 million, or 12.7%, to $119.4 million in the nine months ended September 30, 1997 from $105.9 million in the nine months ended September 30, 1996. These increases were principally a result of costs required to service the increased enrollment, normal inflationary cost increases for wages, rent and other costs of services, and increased costs at new technical institutes (two opened in March 1996, one in September 1996 and one in June 1997). Cost of educational services as a percentage of revenue decreased in the three months ended September 30, 1997 and remained the same in the nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996, despite a $0.5 million and $1.5 million provision in the three and nine months ended September 30, 1997, respectively (compared to a $0.3 million provision in the three and nine months ended September 30, 1996) for the Company's legal expenses as described in Note 3 of the Notes to Financial Statements. Excluding this provision, cost of educational services in the three months ended September 30, 1997 would have been 56.3% of revenues, a 1.0% improvement from the three months ended September 30, 1996, and 60.2% of revenues for the nine months ended September 30, 1997, a 0.7% improvement from the nine months ended September 30, 1996. The percentage of revenues represented by the cost of educational services decreased because the greater revenues did not cause an increase in the fixed portion of rent, administrative salaries and other costs included in the cost of educational services.

Student services and administrative expenses increased $1.4 million, or 7.9%, to $19.2 million in the three months ended September 30, 1997 from $17.8 million in the three months ended September 30, 1996. Student services and administrative expenses increased $4.0 million, or 7.8%, to $55.2 million in the nine months ended September 30, 1997 from $51.2 million in the nine months ended September 30, 1996. The Company increased its media advertising expenses in the three and nine months ended September 30, 1997 by approximately 7% and 10%, respectively, over the same expenses incurred in the three and nine months ended September 30, 1996. This media expense increase was less than the increases experienced during this period in 1996 because of a planned reduction in the percentage increase and an unplanned reduction caused by higher than expected preemptions by the television stations. Student services and administrative expenses decreased to 26.2% and 28.2% of revenues in the three and nine months ended September 30, 1997, respectively, compared to 27.3% and 29.5% in the three and nine months ended September 30, 1996, respectively, primarily because the greater revenues did not cause an increase in the fixed portion of the marketing and headquarters expenses.

The Company incurs operating losses when opening new institutes. Six new institutes were opened in 1994, two in 1995, three in 1996 and one in the first nine months of 1997. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) for institutes open less than 24 months during the three and nine months ended September 30, 1997 were $0.6 million and $2.6 million, respectively, compared to $1.2 million and $4.9 million for the three and nine months ended September 30, 1996, respectively.

Operating income increased $2.3 million to $12.3 million in the three months ended September 30, 1997 from $10.0 million in the three months ended September 30, 1996. Operating income increased $4.6 million, or 27.4%, to $21.4 million in the nine months ended September 30, 1997 from $16.8 million in the nine months ended September 30, 1996. These increases were due primarily to the control of costs and the reduction of operating losses of new institutes (i.e., six institutes in the first 24 months of operation in the three months ended September 30, 1997 compared to ten in the three months ended September 30,
1996). The operating margin increased to 16.8% of revenues in the three months ended September 30, 1997 from 15.4% in the three months ended September 30, 1996 despite the increase of $0.2 million in the provision for legal expenses in the three months ended September 30, 1997. The operating margin for the nine months ended September 30, 1997 was 10.9% compared to 9.6% for the nine months ended September 30, 1996 despite the $1.2 million increased provision for legal expenses in 1997.

Interest income in the three months ended September 30, 1997 increased $0.4 million from the three months ended September 30, 1996. Interest income increased $1.1 million in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. These increases were primarily due to the increase in the interest rate earned on the cash invested by the Company with ITT (i.e., 6.3% in 1997 compared to 5.5% in 1996) and the $17.9 million increase in cash invested with ITT Corporation during 1996.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Due to the seasonal pattern of enrollments and the receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

The U.S. Department of Education ("ED") issued final regulations on November 29, 1996 detailing new rules and procedures governing how an institution which participates in federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA") requests, maintains, disburses and otherwise manages Title IV Program funds. These new funds management regulations became effective July 1, 1997 and require the Company, among other things, to receive its funds in three equal quarterly disbursements rather than the two disbursements previously permitted. The Company estimates that these new regulations (which have the effect of delaying cash inflow) will decrease 1997 net cash provided by operating activities (a one-time effect) by approximately $12.0 to $15.0 million, and will decrease interest income (an on-going effect) in the six months ending December 31, 1997 by $0.8 to $1.0 million and annually thereafter by $1.6 to $2.0 million.

Net cash provided by operating activities was $13.0 million in the nine months ended September 30, 1997 compared to $17.4 million in the nine months ended September 30, 1996. This decrease in cash provided by operating activities was due primarily to the delay in the Company's receipt of Title IV Program funds disbursements caused by the ED's new funds management regulations discussed above and the decrease in accounts payable and accrued liabilities (due to timing of payments to vendors) offset by the increased net income.

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

Two ITT Technical Institute campus groups, consisting of two institutes located in Houston (West) and Garland, Texas have an official FFEL cohort default rate of 25% or greater for two consecutive federal fiscal years: (a) 27.7% and 27.7%, respectively, for the 1993 federal fiscal year; and (b) 25.7% and 36.8%, respectively, for the 1994 federal fiscal year. One ITT Technical Institute campus group, consisting of one institute located in San Antonio, Texas has an official FFEL cohort default rate of 25.6% for the 1994 federal fiscal year.
The ITT Technical Institutes in Houston (West), Garland and San Antonio, Texas have a preliminary FFEL cohort default rate of 19.3%, 29.7% and 28.2%, respectively, for the 1995 federal fiscal year (the latest year for which rates are available). The official 1995 FFEL cohort default rates are scheduled to be released in November 1997. No other ITT Technical Institute campus group has an official or preliminary FFEL cohort default rate equal to or greater than 25% for any federal fiscal year. The ITT Technical Institutes in Garland and San Antonio, Texas, which accounted for approximately 1.7% and 2.4%, respectively, of the Company's revenues in the Company's 1996 fiscal year, have identified corrections to their preliminary 1995 FFEL cohort default rate based on erroneous data used to calculate such rate. There can be no assurance that either of these institutes' request for adjustment to the ED regarding its preliminary 1995 FFEL cohort default rate will result in a recalculation to less than 25% for its official 1995 FFEL cohort default rate. If the Company cannot successfully cause the official 1995 FFEL cohort default rate for the Garland, Texas ITT Technical Institute to be reduced to less than 25%, such institute will be notified by the ED that it is ineligible to participate in the FFEL and FDSL programs. If the Company cannot successfully cause the official 1995 FFEL cohort default rate for the San Antonio, Texas ITT Technical Institute to be reduced to less than 25% and this institute has an official 1996 FFEL cohort default rate equal to or greater than 25%, such institute will be notified by the ED that it is ineligible to participate in the FFEL and FDSL programs. If the institute unsuccessfully challenges its disqualification, the institute would probably become ineligible to participate in the FFEL and FDSL programs during (a) 1998 for the Garland, Texas ITT Technical Institute or (b) 1999 for the San Antonio, Texas ITT Technical Institute. Loss of eligibility to participate in the FFEL and FDSL programs by both the Garland and San Antonio, Texas ITT Technical Institutes could have a material adverse effect on the Company's results of operations.

The Company has arranged for an unaffiliated, private funding source ("PFS") to provide loans to the students of the Garland, Texas ITT Technical Institute in the event this institute loses its eligibility to participate in the FFEL and FDSL programs. This alternative source of student financial aid requires the Company to guarantee repayment of the PFS loans. Based on the Company's experience with student loan repayment on Title IV Program loans for the Garland, Texas ITT Technical Institute, the Company believes that such guaranty should not result in a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company is also in the process of converting the Garland, Texas ITT Technical Institute from a main campus to an additional location of another main campus (the "Conversion"). Based on the Company's interpretation of the applicable federal regulations, the Company believes that if it can complete the Conversion before the official 1995 FFEL cohort default rates are issued by the ED, the 1995 FFEL cohort default rate for the Garland, Texas ITT Technical Institute will be blended into the calculation of the official 1995 FFEL cohort default rate of the ITT Technical Institute campus group to which this institute becomes an additional location. There can be no assurance that the Company can obtain the requisite ED approval of the Conversion, that the Company can obtain such approval before the official 1995 FFEL cohort default rates are issued, or that the official 1995 FFEL cohort default rate for the Garland, Texas ITT Technical Institute, when issued, will be blended into the calculation of the official 1995 FFEL cohort default rate of the ITT Technical Institute campus group to which that institute becomes an additional location.

The ED, the accrediting commissions that accredit each ITT Technical Institute (the "Accrediting Commissions") and most of the state education authorities that regulate the Company's business (the "States") have laws, regulations and/or standards (collectively "Regulations") pertaining to changes of ownership and/or control (collectively "change in control") of educational institutions. Upon a change in control of the Company under the ED's Regulations, each ITT Technical Institute would immediately become ineligible to continue participating in Title IV Programs and its students would be unable to obtain Title IV Program funds to pay their cost of education (except for funds already committed to the students) until such time as the ED recertifies the entire ITT Technical Institute campus group (defined as the main campus and all of its additional locations) to participate in Title IV Programs. The ED will not preapprove a change in control and will only reinstate a campus group's eligibility to participate in Title IV Programs upon review and approval of a complete application following the campus group's change in control. To be complete, among other things, such application must demonstrate that all of the ITT Technical Institutes that comprise a particular campus group are authorized by the appropriate States and accredited by the appropriate Accrediting Commission. Therefore, before any ITT Technical Institute campus group may regain access to Title IV Program funds following a change in control (a) all of its ITT Technical Institutes must be reaccredited (or continue to be accredited) by the appropriate Accrediting Commission and reauthorized (or continue to be authorized) by the appropriate States and (b) the change in control must otherwise be approved by the ED. See "Item 5. Other Information." for a discussion of the procedures involved in regaining such approvals.

On January 31, 1997, Hilton Hotels Corporation ("Hilton") commenced a tender offer for approximately 50.1% of the outstanding shares of ITT's common stock (the "Hilton Offer"). Hilton has announced that, if its offer succeeds, it will obtain the entire equity interest in ITT by merging ITT with Hilton or a subsidiary of Hilton (such merger, together with the Hilton Offer, the "Hilton Transaction"). The Hilton Transaction is more fully described in the Tender Offer Statement on Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission (the "Hilton 14D-1"). Hilton has also commenced a solicitation of proxies in support of proposals to be submitted to ITT shareholders at ITT's annual meeting of shareholders, to be held on November 12, 1997, which would have the effect of ensuring the completion of the Hilton Transaction (the "Hilton Proposals"). The Company believes that the Hilton Transaction, if successful, or the Hilton Proposals, if enacted at a meeting of ITT shareholders, would constitute a change in control of the Company under the Regulations of the ED, the vast majority of the States and the Accrediting Commissions. The Company believes that Hilton has not yet filed any application for approval of a change in control of the Company with the ED, the States or the Accrediting Commissions.

On July 16, 1997, ITT announced a comprehensive plan that included the pro rata distribution among all ITT shareholders of (a) its shares of the Company's common stock (the "Common Stock") and (b) all of the shares of a new ITT subsidiary, ITT Destinations, Inc., that would hold ITT's hotels and gaming business (the "Comprehensive Plan"). On October 20, 1997, ITT announced that it had abandoned the Comprehensive Plan.

ITT also announced on October 20, 1997 that it has entered into a definitive merger agreement providing for Starwood Lodging Trust and Starwood Lodging Corporation (collectively "Starwood") to acquire the entire equity interest in ITT for a combination of cash and Starwood stock ("Merger"). Under the Merger, ITT will become a wholly owned subsidiary of Starwood. The Merger is expected to be completed in late January or early February, 1998 and is subject to certain conditions and the approval of the shareholders of both ITT and Starwood. Following the Merger, ITT would continue to hold 22,500,000 shares, or 83.3%, of the Company's outstanding Common Stock, and 4,499,952 shares, or 16.7%, of the Company's outstanding Common Stock would continue to be publicly traded. The Company is in the process of notifying the ED, the States and the Accrediting Commissions of the Merger. The Company believes that the ED, most of the States and the Accrediting Commissions may consider the Merger to constitute a change in control of the Company. The Company will pursue all approvals from the ED, the States and the Accrediting Commissions necessitated by the Merger. Starwood has not made clear its intentions with respect to ITT's ownership interest in the Company following the Merger. Starwood may, however, seek to monetize or otherwise realize the value of certain assets acquired in the Merger. There can be no assurance that Starwood will maintain ITT's ownership interest in the Company following the Merger. The Company believes that, if ITT were to dispose of its ownership interest in the Company before or following the Merger, a change in control of the Company might occur under the Regulations of the ED, most of the States and the Accrediting Commissions.

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

Capital expenditures were $8.3 million in the nine months ended September 30, 1997 compared to $5.3 million in the nine months ended September 30, 1996. This increase was due primarily to the acquisition of approximately $3.0 million of new computers in the first quarter of 1997 (required to accommodate a software upgrade for the Company's computer-aided drafting technology curriculum). The Company expects that the capital additions for the full 1997 year will be approximately $13.0 million or a $5.1 million increase over 1996.

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

Factors That May Affect Future Results
--------------------------------------

This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and the Company's eligibility to participate in, student financial aid programs utilized by the Company's students; the results of the Company's appeal in Eldredge, et al. v. ITT Educational Services, Inc., et al. and the results of any related litigation; effects of any change in ownership of the

Company resulting in a change in control of the Company, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; receptivity of students and employers to the Company's existing program offerings and new curricula; loss of lender access to the Company's students for student loans; and a substantial increase in the shares of Common Stock available for sale in the market if some or all of ITT's Common Stock holdings are divested.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business. Among the legal actions currently pending and previously reported is Robb, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 707460) which was filed on January 21, 1997 in the Superior Court of San Diego County in San Diego, California. The plaintiffs in this action amended their complaint on August 14, 1997 to (a) delete three and add two named plaintiffs, each of whom was a student who attended an ITT Technical Institute in California, (b) allege only violations of the California Education Code and (c) seek only statutory damages, civil penalties, injunctive relief, attorney's fees and costs. The plaintiffs still seek to have this action certified as a class action.

On September 22, 1997, the Company received an inquiry from the staff of the Federal Trade Commission requesting information relating to the Company's offering and promotion of vocational or career training. The Company intends to provide the requested information.

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

ITEM 5.  OTHER INFORMATION.

At present, ITT holds 22,500,000 shares, or 83.3%, of the Company's outstanding Common Stock and 4,499,952 shares, or 16.7%, of the Company's outstanding Common Stock is publicly traded. On October 20, 1997, ITT announced that it has entered into a definitive merger agreement providing for Starwood to acquire the entire equity interest in ITT for a combination of cash and Starwood stock ("Merger"). Under the Merger, ITT will become a wholly owned subsidiary of Starwood. The Merger is expected to be completed in late January or early February, 1998 and is subject to certain conditions and the approval of the shareholders of both ITT and Starwood. Following the Merger, ITT would continue to hold 22,500,000 shares, or 83.3%, of the Company's outstanding Common Stock.

The ownership and operation of educational institutions in the United States are subject to extensive federal and state laws and regulations. In this regard, the Company must obtain certain approvals under the applicable laws, regulations and standards of the ED, the Accrediting Commissions and the States.

The ED, the Accrediting Commissions and most of the States have laws, regulations and/or standards (collectively "Regulations") pertaining to changes in ownership and/or control (collectively "change in control") of educational institutions. The change in control Regulations do not, however, uniformly define what constitutes a change in control. The ED's change in control Regulations generally subject the Company to the change in control standards of the federal securities laws. Most States and the Accrediting Commissions include the sale of a controlling interest of common stock in the definition of a change in control. Practically all change in control Regulations adopted by the ED, the Accrediting Commissions and the States are subject to varying interpretations as to whether a particular transaction constitutes a change in control. The Company is in the process of notifying the ED, the States and the Accrediting Commissions of the Merger. The Company believes that it is probable that the ED, most of the States and the Accrediting Commissions will consider the Merger to constitute a change in control of the Company. The Company will pursue all approvals from the ED, the States and the Accrediting Commissions necessitated by the Merger.

Upon a change in control of the Company under the ED's Regulations, each of the Company's ITT Technical Institutes would immediately become ineligible to continue participating in Title IV Programs and their students would be unable to obtain Title IV Program funds to pay their costs of education (except for certain funds already committed to the students) until such time as the ED recertifies the entire ITT Technical Institute campus group (defined as the main campus and all of its additional locations) to participate in Title IV Programs. The ED will not preapprove a change in control and will only reinstate a campus group's eligibility to participate in Title IV Programs upon review and approval of a complete application following the campus group's change in control. To be complete, among other things, such application must demonstrate that all of the ITT Technical Institutes that comprise a particular campus group are authorized by the appropriate States and accredited by the appropriate Accrediting Commission. Therefore, before any ITT Technical Institute campus group may regain its eligibility to participate in Title IV Programs following a change in control (a) all of its ITT Technical Institutes must be reaccredited (or continue to be accredited) by the appropriate Accrediting Commission and reauthorized (or continue to be authorized) by the appropriate States and (b) the change in control must otherwise be approved by the ED.

The Accrediting Commissions will not reaccredit an ITT Technical Institute unless that institute is authorized by the appropriate States. The standards of the Accrediting Commission which accredits 57 ITT Technical Institutes provide that, during the 30 days immediately preceding the change in control, the Accrediting Commission will determine whether to continue the institution's accreditation for a period of six months after the change in control to allow the institution to obtain reauthorization (or confirmation of continued authorization) by the appropriate States and apply for reaccreditation. The standards of the Accrediting Commission which accredits three ITT Technical Institutes provide that, within five business days after an institution obtains reauthorization (or confirmation of continued authorization) by the appropriate States following a change in control, the Accrediting Commission will determine whether to temporarily reinstate the institution's accreditation during the period in which the institution must apply for permanent reinstatement of its accreditation.

Most States in which ITT Technical Institutes operate, including California, require that a change in control of an institution be approved before it occurs in order for the institution to maintain its authorization (the "Prior Approval States"). Some States will only review a change in control of an institution after it occurs (the "Post Approval States"). With the possible exception of California (discussed below), management believes that the Company will be able to obtain all necessary approvals from the ED, the Accrediting Commissions and the States in the event of a change in control of the ITT Technical Institutes. There can be no assurance, however, that such approvals can be obtained in a timely manner that would not unreasonably delay the availability of Title IV Program funds. Obtaining approval from the Company's California regulator could be complicated by a California statute that prohibits the approval of a change in control of any institution that has been found to have violated Chapter 7 (formerly Chapter 3) of the California Education Code ("Chapter 7") in any judicial or administrative proceeding. In October 1996, the jury in Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case") determined that the Company, through its ITT Technical Institute in San Diego, California, violated Chapter 7. The Company has appealed the jury's verdict in the Eldredge Case.

A material adverse effect on the Company's business, financial condition and results of operations would result if a change in control of the Company occurred: (a) without the prior approvals of the Prior Approval States (and in particular, California); (b) without the continued or temporarily reinstated accreditation of the Accrediting Commissions; or (c) after the prior approvals of the Prior Approval States and the continued or temporarily reinstated accreditation of the Accrediting Commissions, if a material number of ITT Technical Institutes failed to timely (i) obtain the requisite reauthorizations from the Post Approval States or (ii) regain eligibility to participate in Title IV Programs from the ED. In addition, the time of year at which a change in control of the Company occurs coupled with the length of time required by the ITT Technical Institutes to regain their eligibility to participate in Title IV Programs could have a material adverse effect on the Company's business, financial condition and results of operations and the amount of Title IV Program funds students can obtain to pay the education costs of attending the ITT Technical Institutes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ITT Educational Services, Inc.


Date: October 30, 1997


                           By:                 /s/ Gene A. Baugh
                               ------------------------------------------------
                                                Gene A. Baugh
                              Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS




 Exhibit
   No.                            Description
------------------------------------------------------------------------------


   11    Statement re Computation of Per Share Earnings.....................

   27    Financial Data Schedule............................................