Form 10-K/A
period 1997-12-31
ITT EDUCATIONAL SERVICES INC
filed 1998-02-10
CIK 922475

                                  FORM 10-K/A
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ANNUAL REPORT
                                AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended      DECEMBER 31, 1996

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K

   IDENTITY OF DOCUMENT                PARTS OF FORM 10-K INTO WHICH DOCUMENT IS
                                       INCORPORATED

   Definitive Proxy Statement for      PART III
   the Annual Meeting of Shareholders
   to be held May 13, 1997

          The Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is being amended to correct Part IV, Item 14. Specifically, page 30, which was inadvertently omitted from the Annual Report, is being filed with this amendment. No other parts of the Annual Report are being amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.  Financial Statements:

                                                                    Page No. In
                                                                   This  Filing
                                                                   -------------
Report of Independent Accountants..................................      F-1
Statements of Income and Retained Earnings for the years ended
 December 31, 1996, December 31, 1995 and December 31, 1994........      F-2
Balance Sheets as of December 31, 1996 and December 31, 1995.......      F-3
Statements of Cash Flows for the years ended December 31, 1996,
 December 31, 1995 and December 31, 1994...........................      F-4
Notes to Financial Statements......................................      F-5

          2.  Financial Statement Schedules:

              Schedule II -- Valuation and Qualifying Accounts of the Company for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.


          3.  Quarterly Results for 1996 and 1995 (unaudited) appear on page
          F-11.


          4.  Exhibits:

              A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on page S-3, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

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


                                    ITT Educational Services, Inc.

                                    BY: /s/Rene R. Champagne
                                        ---------------------------------------
Dated: February 9, 1998                 Rene R. Champagne
                                        Chairman, President and Chief Executive
                                        Officer

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

All other exhibits listed in this Index to Exhibits are incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996.