Form 10-K
period 1997-12-31
ITT EDUCATIONAL SERVICES INC
filed 1998-02-13
CIK 922475

================================================================================
                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ANNUAL REPORT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                     TO
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  $115,800,000
     Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at February 12, 1998 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   26,999,952
  Number of shares of Common Stock, $.01 par value, outstanding at February 9,
                                     1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

                                                    PARTS OF FORM 10-K INTO WHICH
            IDENTITY OF DOCUMENT                       DOCUMENT IS INCORPORATED
 Definitive Proxy Statement for the Annual                     PART III
          Meeting of Shareholders
          to be held May 12, 1998

================================================================================
--------------------------------------------------------------------------------

                         ITT EDUCATIONAL SERVICES, INC.
                             INDIANAPOLIS, INDIANA

              ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION
                               DECEMBER 31, 1997

                                     PART I

ITEM 1.  BUSINESS.

     Unless the context indicates otherwise, the term "Company" refers to ITT Educational Services, Inc., including all of its educational institutions; the term "Starwood" refers collectively to Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation formerly known as Starwood Lodging Corporation ("Starwood, Inc."), and Starwood Hotels & Resorts Trust, a Maryland real estate investment trust formerly known as Starwood Lodging Trust ("Starwood Trust"), and their subsidiaries; the term "ITT" refers to ITT Corporation, a Nevada corporation, and its subsidiaries other than the Company; the terms "ITT Technical Institutes," "technical institutes" or "institutes" (in singular or plural form) refer to educational institutions owned and operated by the Company; and the term "institution" means a main campus and its additional locations or branch campuses, if any (hereinafter "campus group" in singular or plural form).

BACKGROUND

     Prior to its Initial Public Offering, which was consummated on December 27, 1994, the Company was a wholly owned subsidiary of ITT Corporation, formerly a Delaware corporation and now known as ITT Industries, Inc., an Indiana corporation ("Old ITT"). On September 29, 1995, ITT succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of the Common Stock of the Company, as part of the division of Old ITT's businesses among itself and two of its wholly owned subsidiaries (including ITT) and distribution of all the outstanding common stock of ITT and the other subsidiary to the shareholders of Old ITT, which occurred on December 19, 1995.

     The Company is a Delaware corporation incorporated in 1946. Old ITT acquired a predecessor of the Company in 1966, and the Company changed its name to ITT Educational Services, Inc. in 1969. The principal executive offices of the Company are located at 5975 Castle Creek Parkway, North Drive, Indianapolis, Indiana 46250, and its telephone number is (317) 594-9499.

RECENT DEVELOPMENTS

     Starwood/ITT Merger. Chess Acquisition Corp. ("Chess"), a wholly owned subsidiary of Starwood, Inc., is expected to be merged with and into ITT in late February 1998 (the "Merger") pursuant to an Amended and Restated Agreement and Plan of Merger dated as of November 12, 1997 among Starwood, Inc., Chess, Starwood Trust and ITT (the "Merger Agreement"). Pursuant to the Merger Agreement, Starwood, Inc. will acquire all of the outstanding capital stock of ITT for a combination of cash and shares of common stock of Starwood, Inc. and shares of beneficial interest of Starwood Trust. After giving effect to the Merger, Starwood will be the largest hotel and gaming company in the world in terms of revenue and own, manage or franchise a geographically diversified portfolio of approximately 650 hotel properties.

     ITT holds 22,500,000 shares, or 83.3%, of the Company's outstanding Common Stock. Accordingly, the Merger will trigger a change in control of the Company and its ITT Technical Institutes. As a result, each ITT Technical Institute campus group will become ineligible to participate in federal student financial aid programs until such campus group reestablishes its eligibility, which the Company believes will be completed by May 29, 1998, although there can be no assurance thereof. See "-- Change in Control."

OVERVIEW

     ITT Educational Services, Inc. is a leading proprietary provider of technology-oriented postsecondary degree programs in the United States based on revenues and student enrollment. The Company offers associate, bachelor and master degree programs and non-degree diploma programs to over 24,000 students through 62 ITT Technical Institutes located in 27 states. The education programs are designed, after consultation with employers, to help graduates prepare for careers in a variety of fields involving technology. As of December 31, 1997, approximately 97% of ITT Technical Institute students were enrolled in a degree program, with approximately 74% enrolled in programs relating to electronics engineering technology ("EET") and approximately 23% enrolled in programs relating to computer-aided drafting technology ("CAD"). While most graduates of ITT Technical Institutes are initially employed by numerous small, technology-oriented companies, employers have also included well recognized corporations, such as AT&T, Boeing, Intel, MCI, Microsoft, Motorola, IBM and General Electric. Additionally, the institutes' graduates have been hired by many federal and local government agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency. The Company has provided career-oriented education programs for 32 years and its schools have graduated over 125,000 students since 1976.

     The Company has experienced significant growth, acquiring three and establishing 49 new technical institutes since January 1, 1981. Of the 62 institutes currently operating, 19 have been established since January 1, 1993. The number of students attending ITT Technical Institutes has increased 32.1% from 18,539 at December 31, 1992 to 24,498 at December 31, 1997. Total revenues from the ITT Technical Institutes have increased 74.0% from $150.4 million (excluding discontinued operations) in 1992 to $261.7 million in 1997. The Company opened three new technical institutes in 1997. The Company intends to continue expanding by opening new technical institutes (including six new institutes in 1998) and offering a broader range of programs at its institutes.

     The Company expects that the demand for postsecondary education will continue to increase over the next several years as a result of favorable demographic, economic and social trends. These trends include, based on data from the United States Department of Education and data collected in the Current Population Survey conducted by the Bureau of the Census, (a) 24% projected growth in the number of new high school graduates from approximately 2.5 million in 1994 to approximately 3.1 million in 2004, (b) the relatively small percentage of adults over age 25 who possess a college degree (approximately 23% in 1995), (c) an increasing number of high school graduates attending postsecondary educational institutions (65% in 1996 versus 53% in 1983) and (d) a heightened recognition of the importance of postsecondary education to an individual's career prospects.

     The Company believes that it is well positioned to take advantage of the increasing demand for postsecondary education programs for the following reasons:

          Employment Oriented Education. ITT Technical Institutes offer curricula designed to teach the technical knowledge and skills desired by many employers for entry-level positions. Unlike many two-and four-year colleges, each undergraduate curriculum offered by ITT Technical Institutes has been designed, after consultation with employers, to help graduates prepare for careers in a variety of fields involving technology. Curricula are reviewed on a regular basis by headquarters curriculum managers, as well as by advisory committees comprised of representatives of employers, to respond to changes in technology and industry needs. The Company believes that the strength of its programs and career services is reflected in its graduate employment rates. Based on information provided by graduates and employers, approximately 88% of the ITT Technical Institutes' employable 1996 graduates had obtained employment or were already employed in fields involving their programs of study as of April 25, 1997, the end of the most recently completed statistical year.

          Programs Designed for the Convenience of Students. ITT Technical Institute programs are designed to provide students flexibility in scheduling classes. Each ITT Technical Institute operates year-round and undergraduate programs are offered on a quarterly basis, typically with four 12-week quarters during a year. This year-round format allows students to complete their program of study and enter the work force more rapidly than students attending traditional colleges. Students are better able to be employed while attending ITT Technical Institutes than while attending traditional colleges, because classes are typically offered in four-hour sessions five days a week and are generally available in the morning, afternoon and evening. Programs of study are substantially standardized throughout the ITT

     Technical Institutes, providing greater uniformity and enabling students to transfer, if necessary, to the same program offered at another ITT Technical Institute with less disruption to their education.

          Financial Strength and Regulatory Compliance. Management believes that the Company's financial strength enables it to capitalize on expansion opportunities and is an important factor in its ability to comply with federal and state regulatory requirements.

BUSINESS STRATEGY

     The Company has multiple opportunities for growth and has developed a business plan to increase revenues by increasing the number of programs of study and students at existing ITT Technical Institutes while adding additional locations to enhance operating efficiencies throughout the Company. Principal elements of this plan include the following:

     ENHANCE RESULTS AT THE SCHOOL LEVEL

          Increase Enrollments at Existing Schools. ESI has successfully increased student enrollment. Total student enrollment at ITT Technical Institutes open for more than 24 months increased 6.2% from December 31, 1996 to December 31, 1997 and 7.2% from December 31, 1995 to December 31, 1996. Management believes that current demographic trends will support increased enrollment of high school graduates. In addition, the Company intends to increase recruiting efforts aimed at increasing enrollments of working adults.

          Broaden Availability of Current Program Offerings. The Company intends to continue to expand program offerings at existing schools with the objective of offering at least three programs at each ITT Technical Institute. The Company's 62 institutes provide significant potential for the introduction of existing programs to a broader number of ITT Technical Institutes. In the past five years, the Company has increased the number of institutes which offer three or more programs from 16 to 28. In 1998, the Company intends to increase the number of program offerings at approximately 12 existing ITT Technical Institutes. Management believes that the introduction of higher level programs at additional ITT Technical Institutes will attract more students and increase the number of students continuing their studies beyond the associate degree level.

          Develop or Acquire Additional Degree Programs. The Company also plans to introduce programs in additional fields of study and at different degree levels. ESI has introduced three new degree programs since December 1995, which had a total of 319 students enrolled at December 31, 1997. The Company believes that the development and introduction of new programs attracts a broader base of students and motivates current students to extend their studies. ESI intends to test an associate degree program in Computer Network Systems Technology ("CNS") at one institute in June 1998 to target the growing need for technically skilled personnel in the computer systems field. The new CNS program is expected to be tested at three to four additional institutes by the end of 1998.

          Extend Total Program Time. By adding bachelor degree programs in more institutes, the Company has been able to extend the total program time for which a student can enroll. As a result, the average total program time for which an ITT Technical Institute student can enroll has increased from 18 months in 1986 to 24 months in 1997. The Company expects that the average total program time for which an ITT Technical Institute student can enroll will increase further as additional bachelor degree programs are added.

          Improve Student Outcomes. To attract new students and enhance student retention, the Company seeks to improve the graduation and graduate employment rates of the undergraduate students at ITT Technical Institutes by providing extensive academic services and dedicating significant administrative resources to career services. From 1992 through 1996, the percent of employable graduates of ITT Technical Institutes who were employed in fields involving their programs of study increased from 80% to 88%. During the same period, average annual graduate salaries rose 24% from approximately $16,900 to approximately $21,000.

     INCREASE THE NUMBER OF ITT TECHNICAL INSTITUTES

          The Company plans to add new ITT Technical Institutes at sites throughout the United States. The Company opened three new technical institutes in 1997 and intends to open six new technical institutes in 1998. The Company also intends to continue to evaluate the acquisition of schools located in markets where ITT Technical Institutes are not presently located.

     INCREASE MARGINS BY LEVERAGING FIXED COSTS AT SCHOOL AND HEADQUARTERS
LEVELS

          By optimizing school capacity and class size, the Company has the ability to gain additional revenues from increased enrollment without incurring a proportionate increase in fixed costs at the institutes. In addition, the Company has controlled its administrative costs through the centralization of management functions and the implementation of operational uniformity among its 62 institutes. Centralization and uniformity have resulted in substantial operating efficiencies. Between 1993 and 1997, expenses incurred at headquarters (including the district offices) have declined as a percentage of revenues from 6.8% in 1993 to 5.3% in 1997 as a result of increased revenues and these operating efficiencies.

PROGRAMS OF STUDY

     The Company offers 14 degree programs and several diploma programs in various fields of study. All ITT Technical Institutes offer a degree or diploma program in EET and 54 ITT Technical Institutes offer a degree or diploma program in CAD. Together the EET and CAD programs comprise the core of the ITT Technical Institutes' program offerings. The table below sets forth information regarding the programs of study offered by the Company.

             PROGRAMS OF STUDY OFFERED AT ITT TECHNICAL INSTITUTES

                                          NUMBER OF TECHNICAL INSTITUTES
                                                    OFFERING AT                     NUMBER OF STUDENTS ENROLLED AT
                                                 DECEMBER 31, 1997                         DECEMBER 31, 1997
                                      ---------------------------------------   ---------------------------------------
                                      MASTER   BACHELOR   ASSOCIATE             MASTER   BACHELOR   ASSOCIATE
           PROGRAM TITLE              DEGREE    DEGREE     DEGREE     DIPLOMA   DEGREE    DEGREE     DEGREE     DIPLOMA   TOTAL
           -------------              ------   --------   ---------   -------   ------   --------   ---------   -------   ------
Project Management..................    1         --         --         --       115         --          --        --        115
Electronics Engineering
  Technology........................   --         17         61          1        --        833      16,539       322     17,694
Computer-Aided Drafting
  Technology........................   --         --         52          2        --         --       4,858       227      5,085
Automated Manufacturing
  Technology(1).....................   --          5         --         --        --        304          --        --        304
Tool Engineering Technology(2)......   --         --          3         --        --         --         193        --        193
Architectural Engineering
  Technology(2).....................   --         --          3         --        --         --         173        --        173
Industrial Design(2)................   --          3         --         --        --        121          --        --        121
Computer Visualization
  Technology(2).....................   --          4         --         --        --        114          --        --        114
Chemical Technology.................   --         --          2         --        --         --         106        --        106
Telecommunications Engineering
  Technology(1).....................   --          2         --         --        --         99          --        --         99
Hospitality Management..............   --          1          1         --        --         26          62        --         88
Other Programs of Study(3)..........   --         --          3          2        --         --         239       167        406
                                                                                 ---      -----      ------       ---     ------
    Total...........................                                             115      1,497      22,170       716     24,498

---------------
(1) EET related program.

(2) CAD related program.

(3) Other programs consist of Business Technology and Administration, Business Management and Accounting, Automotive Service Technology and Heating/Air Conditioning/Refrigeration.

     Students enrolled in programs related to EET and CAD represent approximately 74% and 23%, respectively, of the ITT Technical Institute student population as of December 31, 1997. The Company's EET programs are designed to help graduates prepare for careers in various fields involving EET by providing students a practical education with respect to specific electronic circuits and specialized techniques and, in the case of the bachelor degree program, offering a broader foundation in EET through the study of subjects such as circuit analysis, computer programming, computer operating systems and advanced communications systems. Graduates of the programs have obtained entry-level positions in various fields involving EET, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. The Company's CAD program is designed to help graduates prepare for careers in various fields involving CAD through the teaching of computer-aided drafting techniques and conventional drafting methods. Graduates have obtained entry-level positions in various fields involving CAD, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design and landscape architecture.

     The academic schedule of undergraduate programs at the ITT Technical Institutes is generally organized on the basis of four 12-week quarters of instruction with new students beginning at the start of each academic quarter. Associate degree programs can be completed in eight academic quarters or less, and bachelor degree programs can typically be completed in 12 academic quarters (including academic quarters completed as part of a related associate degree program). Classes are typically offered in four-hour sessions five days a week and, depending on student enrollment, sessions are generally available in the morning, afternoon and evening. This class schedule generally affords flexibility to students to pursue part-time employment opportunities. Based on student surveys, the Company believes that a substantial majority of ITT Technical Institute students work at least part-time during their programs of study.

     The academic schedule of the Master of Project Management ("MPM") program, currently the Company's only graduate degree program of study, is organized on a non-term basis pursuant to which one- to six-week courses are taken sequentially one at a time. The MPM program can be completed in 21 months. Classes are typically offered in four-hour sessions one night a week, which generally accommodates students working full-time jobs. Students may generally begin the MPM program once the minimum number of applicants necessary to begin a new class has been assembled. The MPM program is presently offered by one technical institute in Indiana, but at various sites throughout the state. The Company's ability to offer the MPM program at other ITT Technical Institutes is currently limited by the scope of the DOE's recognition of the accrediting commission that accredits most of the ITT Technical Institutes. This accrediting commission intends to petition the DOE to expand its scope of recognition by the DOE to include master degree programs.

     ITT Technical Institute programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and technological environment. A significant portion of a typical student's day in an associate degree program at an ITT Technical Institute involves practical study in a lab environment.

     The content of technical courses in each program of study is substantially standardized among the ITT Technical Institutes to provide greater uniformity and to better enable students to transfer among the ITT Technical Institutes offering the same programs with less disruption to their education. Each curriculum is regularly reviewed to respond to changes in technology and industry needs. The ITT Technical Institutes have established advisory committees comprised of representatives of local employers for each field of study. These advisory committees assist the ITT Technical Institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student's program of study, degree programs may also include general education courses, such as economics, humanities, oral and written communications, environmental science and social psychology.

     Tuition for a student entering an undergraduate program in December 1997 for three consecutive academic quarters (the equivalent of an academic year at traditional two- and four-year colleges) is $7,145 for the EET program and $8,456 for the CAD program. A student's tuition cost for a program of study is set at the time of a student's enrollment in the program, provided the student remains continually enrolled in the program and does not repeat any courses. The majority of students attending an ITT Technical Institute lived in such institute's metropolitan area prior to enrollment. The Company does not provide any student housing.

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

     The Company's television advertising is centrally coordinated and developed. Television advertising is directed at a combination of both the national market and the local markets in which ITT Technical Institutes are located. The Company's television commercials generally include a toll free telephone number for direct responses and information about the location of ITT Technical Institutes in the area. Direct responses to television advertising are centrally received, tracked and promptly forwarded to the appropriate ITT Technical Institute representatives to contact prospective students and schedule interviews. Responses to direct mail campaigns, which are targeted at high school students and other potential postsecondary students, are also centrally received, tracked and forwarded to the appropriate ITT Technical Institute representatives.

     The Company employs a director of recruitment at each institute, who reports to the director of such institute. Recruiting policies and procedures, as well as standards for hiring and training representatives, are established centrally but are implemented at the local level. The Company employs approximately 80 high school coordinators who make thousands of presentations to students at high schools annually. These coordinators promote ITT Technical Institutes and obtain information about high school juniors and seniors who may be interested in attending the ITT Technical Institutes. The Company employed approximately 485 other representatives as of December 31, 1997 to assist in local recruiting efforts. As of December 31, 1997, approximately 230 representatives performed their services solely in student recruitment offices located at each institute, while approximately 255 representatives worked outside these offices and visited the homes of high school seniors and other prospective students.

     Local representatives of an ITT Technical Institute pursue expressions of interest from potential undergraduate students by contacting prospective students and arranging for interviews either at such institute or at prospective students' homes. The interview is designed to establish a prospective student's qualifications, academic background, interests, motivation and goals for the future. Prospective undergraduate students are generally shown a video providing information about the ITT Technical Institutes and the programs of study. Expressions of interest from potential graduate students are pursued by contacting them and arranging for their attendance at an informational seminar providing information about the institution and the MPM program.

     The Company monitors the effectiveness of its various marketing efforts and seeks to determine the extent to which each of its marketing efforts results in student enrollments. The Company estimates that in 1997 television advertising produced 39% of student enrollments at ITT Technical Institutes, high school coordinators accounted for 14%, referrals accounted for 15%, direct mail campaigns accounted for 11%, associate degree graduates enrolling in a bachelor degree program accounted for 6% and the remaining 15% were classified as miscellaneous.

     Student recruitment activities are subject to substantial regulation at both the state and federal level. Most states have bonding and licensing requirements that apply to many of the Company's representatives. The implementation of recruitment policies and procedures is overseen by the Company's National Director of Recruitment and the directors of field recruitment and training. In addition, the Company's internal audit department generally reviews the recruiting practices relating to the execution and completion of enrollment agreements at each ITT Technical Institute on an annual basis.

STUDENT ADMISSIONS AND RETENTION

     The Company seeks to ensure that incoming students have the necessary academic background to complete their chosen programs of study. All applicants for admission to any of the ITT Technical Institutes' associate degree or diploma programs are required to have a high school diploma or a recognized equivalent and also must pass an admissions examination. Students interested in bachelor degree programs or the MPM program must satisfy additional admissions criteria which generally require, among other things: (a) in the case of bachelor degree programs, the student first earn an associate degree, complete an equivalent level program or complete an equivalent number of credit hours of coursework in the same or related subject matter; and (b) in the case of the MPM program, the student first earn a bachelor degree and possess at least three years' full-time work experience. ITT Technical Institute students are of varying ages and backgrounds. At December 31, 1997, approximately 93% of the students were high school graduates and the remaining students possessed the recognized equivalent of a high school diploma. In addition, approximately 34% of the students had some postsecondary educational experience prior to entering an ITT Technical Institute for the first time. Approximately 35% of the students were 19 years of age or younger, 34% were between 20 and 24 years of age, 19% were between 25 and 30 years of age and 12% were age 31 or over. Male students accounted for approximately 88% of total enrollment as of December 31, 1997, while total minority enrollment at the ITT Technical Institutes (based on applicable federal classifications) was approximately 38%.

     ITT Technical Institute faculty and staff strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the student, but also have a negative regulatory, financial and marketing effect on the institution. To minimize student withdrawals, each ITT Technical Institute devotes staff resources to assist and advise students regarding academic and financial matters. Academic advising and tutoring are encouraged in the case of undergraduate students experiencing academic difficulties. Assistance and advice are also offered to undergraduate students looking for part-time employment and housing. In addition, factors relating to student retention are considered in the performance evaluation of every instructor.

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

GRADUATE EMPLOYMENT

     ITT Technical Institutes have graduated over 125,000 students since 1976. The Company believes that the success of graduates from undergraduate programs who begin their careers in various fields involving their programs of study is critical to the ability of the ITT Technical Institutes to continue to recruit undergraduate students. The Company seeks to obtain data on the number of undergraduate students employed following graduation. The reliability of such data is largely dependent on information that students and employers report to the Company. Based on information from students and employers, the Company believes that students graduating from ITT Technical Institute undergraduate programs during the prior five years obtained employment or were already employed in various fields involving their programs of study as of June 30 or earlier of the year following graduation, as set forth below:

                         GRADUATE EMPLOYMENT STATISTICS

                                                               PERCENT OF EMPLOYABLE
                                                              GRADUATES WHO OBTAINED
                                                            EMPLOYMENT OR WERE ALREADY
          GRADUATING               NUMBER OF EMPLOYABLE    EMPLOYED IN A FIELD INVOLVING
            CLASSES                    GRADUATES(1)           THEIR PROGRAMS OF STUDY
          ----------               --------------------    -----------------------------
1996...........................           8,422                         88%
1995...........................           8,005                         87%
1994...........................           7,459                         85%
1993...........................           7,015                         83%
1992...........................           6,878                         80%

---------------
(1) Employable graduates exclude graduates who continue in a bachelor degree program at an ITT Technical Institute.

     Each ITT Technical Institute employs personnel to offer students and graduates of undergraduate programs career services, including job search assistance and soliciting employment opportunities from employers. In addition, undergraduate students receive instruction during their programs of study on such job search techniques as the identification of potential employment opportunities, the use of relevant reference materials, the composition of resumes and letters of introduction and the appropriate preparation, appearance and conduct for interviews. No career services are offered to students in the graduate program of study.

     Based on information from students and employers who responded to inquiries from the Company, the Company estimates that average annual starting salaries reported for 1996 graduates of certain programs offered by the ITT Technical Institutes who obtained employment or were already employed in a field involving their programs of study were as follows:

                           AVERAGE STARTING SALARIES

                                                            NUMBER OF     AVERAGE ANNUAL
                                                            EMPLOYABLE      SALARY UPON
                         PROGRAM                            GRADUATES       GRADUATION
----------------------------------------------------------  ----------    ---------------
Automated Manufacturing Technology (Bachelor Degree)......      331           $26,472
Electronics Engineering Technology (Bachelor Degree)......      716           $24,636
Industrial Design (Bachelor Degree).......................       47           $25,668
Computer-Aided Drafting Technology, Tool Engineering
  Technology and Architectural Engineering Technology
  (Associate Degree and Diploma)..........................    2,368           $19,859
Electronics Engineering Technology (Associate Degree
  and Diploma)............................................    4,548           $20,976

     Average annual salaries upon graduation for ITT Technical Institute graduates may vary significantly among ITT Technical Institutes depending on local employment conditions and each graduate's background. Initial employers of graduates from ITT Technical Institute undergraduate programs include both small, technology-oriented companies and well recognized corporations.

FEDERAL AND OTHER FINANCIAL AID PROGRAMS

     In 1997, the Company indirectly derived approximately 70% of its revenues from federal financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"), although ITT Technical Institute students also rely on state financial aid programs, family contributions, personal savings, employment and other resources to pay their educational expenses. Students at the ITT Technical Institutes receive grants and loans to fund the cost of their education under the following Title IV
Programs: (a) the Federal Pell Grant program, which accounted in aggregate for approximately 11% of the Company's revenues in 1997; (b) the Federal Supplemental Educational Opportunity Grant ("SEOG") program, which accounted in aggregate for less than 1% of the Company's revenues in 1997; (c) the Federal Family Education Loan ("FFEL") programs (consisting of the Federal Stafford Loan program, Federal PLUS Loan program and Federal Consolidation Loan program), which accounted in aggregate for approximately 55% of the Company's revenues in 1997; (d) the Federal Perkins Loan ("Perkins") program, which accounted in aggregate for less than 1% of the Company's revenues in 1997; (e) the Federal Work-Study ("Work-Study") program, under which federal funds are made available to provide part-time employment to students and pursuant to which the ITT Technical Institutes employed approximately 500 students and paid $957,000 in student wages in 1997; and (f) the Federal Direct Loan ("FDL") programs (consisting of the Federal Direct Stafford Loan program, Federal Direct PLUS Loan program and Federal Direct Consolidation Loan program), which accounted in aggregate for approximately 3% of the Company's revenues in 1997. The SEOG, Perkins and Work-Study programs each require the institution to make a matching contribution in the amount of 25% of all federal funds the institution receives from the DOE each year. In 1997, the Company's 25% matching contribution amounted to $17,000 for the SEOG program, $33,000 for the Perkins program and $360,000 for the Work-Study program.

     In 1997, approximately 2% of the Company's revenues were indirectly derived from state financial aid programs and the Company awarded $738,000 in institutional scholarships. The Company also provides tuition discounts to full-time employees of the Company and their dependents to attend ITT Technical Institutes. For 1997, the cost of these employee educational discounts was $639,000.

REGULATION OF FEDERAL FINANCIAL AID PROGRAMS

     In order to participate in Title IV Programs, an institution must comply with numerous and complex standards set forth in the HEA and the regulations promulgated thereunder by the U.S. Department of Education ("DOE"). These standards are designed to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations or branch campuses, if any. Among the 62 ITT Technical Institutes, 30 are considered to be main campuses and 32 are considered to be additional locations. The HEA standards require an institution to obtain and periodically renew its certification by the DOE as an "eligible institution" that has been authorized by the relevant state education authority(ies) and accredited by an accrediting commission recognized by the DOE. Sixty of the 62 ITT Technical Institutes participate in Title IV Programs, and the other two institutes, which were recently opened, have begun the certification process for participation in Title IV Programs.

     Proprietary providers of postsecondary education have been subjected to increased scrutiny and regulation by the DOE and other regulatory authorities as a result of concern about fraud and abuse of federal financial aid programs by certain proprietary institutions. The Company believes that the ITT Technical Institutes are in substantial compliance with the HEA and its implementing regulations. The Company cannot, however, predict with certainty how all of the HEA provisions and the implementing regulations will be applied. As described below, the violation of Title IV Program requirements by the Company or any ITT Technical Institute could have a material adverse effect on the financial condition or results of operations of the Company. In addition, it is possible that the HEA and its implementing regulations may be applied in a way that could hinder the Company's operations or expansion plans.

     Significant factors relating to Title IV Programs that could adversely affect the Company include the following:

          Risk of Legislative Action. Title IV Programs are subject to significant political and budgetary pressures. The HEA is reauthorized by the U.S. Congress approximately every six years, and the next reauthorization is expected to be completed in 1998. There can be no assurance that funding for Title IV Programs will continue to be available or maintained at current levels or that current requirements for institutional participation and student eligibility will not change. A reduction in Title IV Program funding levels or a limitation of the Company's participation in Title IV Programs could result in lower enrollments and require the Company to arrange for alternative sources of financial aid for its students. Given the significant percentage of the Company's revenues that are derived indirectly from Title IV Programs, any significant reduction in Title IV Program funding or the ability of the ITT Technical Institutes or their students to participate in Title IV Programs could have a material adverse effect on the Company's financial condition or results of operations.

          If an ITT Technical Institute lost its eligibility to participate in Title IV Programs, or if the amount of available Title IV Program funding was reduced, the Company would seek to arrange or provide alternative sources of financial aid for that institute's students. There are a number of private organizations that provide loans to students. Although the Company believes that one or more private organizations would be willing to provide loans to students attending an ITT Technical Institute, there is no assurance that this would occur or that the interest rate and other terms of such loans would be as favorable as for Title IV Program loans. In addition, the Company would be required to guarantee all or part of this assistance and might incur other additional costs in connection with securing alternative sources of student financial aid. If the Company provided more direct financial assistance to ITT Technical Institute students, it would incur additional costs and assume increased credit risks.

          Student Loan Defaults. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on federal student loans exceed certain rates. These rates are calculated, on an institutional basis, on the number of students who have defaulted and not the dollar amount of such defaults. An institution's cohort default rate is calculated on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. For each year through federal fiscal year 1994, each institution participating in the FFEL programs received an FFEL cohort default rate. Beginning with federal fiscal year 1995, the DOE also included loans under the FDL programs in the calculation of an institution's cohort default rate, and each institution received an FFEL/FDL cohort default rate based solely on FFEL program loans, solely on FDL program loans or on a weighted average of both FFEL and FDL program loans, depending on whether the institution participated in the FFEL programs only, the FDL programs only or both FFEL and FDL programs, respectively. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years, unless it successfully appeals such disqualification under the procedures provided by the HEA and its implementing regulations. During the pendency of any such appeal, the institution retains its eligibility to participate in the FFEL and FDL programs. An institution whose FFEL/FDL cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If an institution's FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status by the DOE. See "-- Administrative Capability" and "-- Eligibility and Certification Procedures."

          One ITT Technical Institute campus group, consisting of the institute in Garland, Texas, had FFEL/FDL cohort default rates of 25% or greater for three consecutive federal fiscal years: 27.7%, 36.8% and 28.4% for the 1993, 1994 and 1995 federal fiscal years, respectively. Another ITT Technical Institute campus group, consisting of the institute in San Antonio, Texas, had FFEL/FDL cohort default rates of 25% or greater for two consecutive federal fiscal years: 25.6% and 26.1% for the 1994 and 1995 federal fiscal years, respectively. No other ITT Technical Institute campus group had an FFEL/FDL cohort default rate equal to or greater than 25% for the 1995 federal fiscal year, the latest year for which the DOE has published FFEL/FDL cohort default rates. The ITT Technical Institutes in Garland and San Antonio, Texas, which accounted for approximately 1.7% and 2.4%, respectively, of the Company's revenues in its 1997 fiscal year, have initiated appeals of their 1995 FFEL/FDL cohort default rates with the DOE based on the servicing and collection of the loans included in such rates and erroneous data used to calculate such rates. The Company expects that these appeals will be resolved in 1998. There can be no assurance that either institute's appeal will result in a recalculation of its 1995 FFEL/FDL cohort default rate to less than 25%. If the Garland, Texas ITT Technical Institute's appeal does not result in its 1995 FFEL/FDL cohort default rate being reduced to less than 25%, such institute will immediately become ineligible to participate in the FFEL and FDL programs. If the San Antonio, Texas ITT Technical Institute's appeal does not result in its 1995 FFEL/FDL cohort default rate being reduced to less than 25% and such institute subsequently receives a 1996 FFEL/FDL cohort default rate equal to or greater than 25% and cannot reduce that rate to less than 25% through an appeal to the DOE, such institute will become ineligible to participate in the FFEL and FDL programs. Loss of eligibility to participate in the FFEL and FDL programs by both the Garland and San Antonio, Texas ITT Technical Institutes (but not by either alone) could have a material adverse effect on the Company's financial condition or results of operations.

          The Company has arranged for an unaffiliated, private funding source ("PFS") to provide loans to the students enrolled at the Garland, Texas ITT Technical Institute in the event this institute loses its eligibility to participate in the FFEL and FDL programs. This alternative source of student financial aid requires the Company to guarantee repayment of the PFS loans. Based on the Company's experience with the repayment of Title IV Program loans by students who attended the Garland, Texas ITT Technical Institute, the Company believes that such guaranty should not result in a material adverse effect on the Company's financial condition, results of operations or cash flows. Another alternative would be to stop enrolling new students in the Garland institute, continue to teach the students already enrolled, and close the institute once the students already enrolled had completed their programs of study.

          Twenty-seven ITT Technical Institute campus groups (consisting of 53 institutes) had Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 1995/1996 federal award year, the most recent year for which such rates have been calculated. The HEA requires an institution with a Perkins cohort default rate of 15% or greater to establish a default management plan, and each ITT Technical Institute has developed such a plan. Twenty-four ITT Technical Institute campus groups (consisting of 46 institutes) had Perkins cohort default rates of 20% or greater for the 1995/1996 federal award year. The HEA subjects institutions with a Perkins cohort default rate of 20% or greater to a "default penalty," which reduces the amount of additional federal funds allocated annually to the institution for use in the Perkins program by: (a) 10%, if the rate is at least 20% but less than 25%; (b) 30%, if the rate is at least 25% but less than 30%; or (c) 100%, if the rate is 30% or greater. The Perkins loans disbursed to ITT Technical Institute students amounted to less than 1% of the Company's revenues in 1997, and less than half of the ITT Technical Institutes disburse their entire annual allocation. As a result, the Company does not believe that its financial condition or results of operations will be materially affected by any reduction of additional federal funds allocated to the ITT Technical Institute campus groups for use in the Perkins program. To date, no ITT Technical Institute campus group has been placed on provisional certification status because of its FFEL/FDL or Perkins cohort default rates.

          A substantial factor in controlling FFEL/FDL cohort default rates is the servicing and collection efforts of student loan lenders and guaranty agencies, which are independent of the Company. The Company supplements such efforts by attempting to contact students who are delinquent in making payments to advise them of their responsibilities and any deferment or forbearance for which they may qualify. The Company has also contracted with third-party servicers to provide additional assistance in reducing defaults under the FFEL, FDL and Perkins programs by delinquent students who attended certain ITT Technical Institutes.

          Financial Responsibility Standards. The HEA and its implementing regulations prescribe specific and detailed financial responsibility standards that an institution must satisfy to participate in Title IV Programs. Among the most significant of these standards is a requirement that proprietary institutions have an acid test ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1:1 at the end of each of the institution's fiscal years. In addition, an institution must (a) have a positive tangible net worth at the end of each fiscal year and (b) not have a cumulative net operating loss during its two most recent fiscal years that results in a decrease of more than 10% of the institution's tangible net worth at the beginning of such two-year period. If the DOE determines that an institution does not satisfy each of these numeric standards, that institution may establish its financial responsibility on an alternative basis by (i) posting a letter of credit in an amount equal to 50% of the total Title IV Program funds received by students enrolled at such institution during the most recent year for which the DOE has data or (ii) posting a letter of credit in an amount equal to 10% of such prior year's Title IV Program funds and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement. Another significant financial responsibility standard requires institutions to post a letter of credit with the DOE in an amount equal to 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year, if the institution has not paid refunds timely in its two most recent fiscal years.

          Historically, the DOE has evaluated the financial condition of the ITT Technical Institutes on a consolidated basis based on the Company's financial statements. The DOE's regulations, however, permit the DOE to examine the financial statements of each ITT Technical Institute campus group, the Company and ITT. The Company has calculated that its acid test ratio at December 31, 1997 was 1.94:1 and the Company believes that it satisfied all the other standards of financial responsibility at the Company level as of that date. As a result of the Merger, the DOE will again evaluate the financial responsibility of the ITT Technical Institute campus groups and the Company, and may evaluate the financial statements of ITT and/or Starwood, Inc. The Company believes that it will be able to satisfy the applicable financial responsibility standards.

          In November 1997, the DOE issued new regulations, to take effect July 1, 1998, which revised the DOE's standards of financial responsibility. These new standards replace the acid test ratio, the tangible net worth standard and the operating loss test described above with three different ratios: an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures the institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability of an institution to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the DOE without the need for further oversight. The Company has calculated that the application of these new regulations to the Company's audited financial statements for its 1997 fiscal year results in a composite score of 3.0. The Company does not believe, based on its current understanding of how the revised financial responsibility standards will be applied, that these standards will have a material adverse effect on the Company's financial condition, results of operations or expansion plans.

          The "85/15 Rule." Under a provision of the HEA commonly referred to as the "85/15 Rule," a proprietary institution, such as each ITT Technical Institute campus group, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, more than 85% of its applicable revenues for a fiscal year are derived from Title IV Programs. If any ITT Technical Institute campus group were to violate the 85/15 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if an ITT Technical Institute campus group violated the 85/15 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would consider all Title IV Program funds disbursed to the institution after the effective date of the loss of eligibility to be a liability subject to repayment by the institution. For each of its 1996 and 1997 fiscal years, the Company has calculated that no ITT Technical Institute campus group derived more than 81% of its revenues from Title IV Programs, and for its 1997 fiscal year, the range for the campus groups was from approximately 61% to approximately 80%.

          The Company believes that, due to the expansion and increased availability of funding under certain Title IV Programs resulting from the 1992 reauthorization of the HEA, students have increasingly relied, and probably will continue to rely, on Title IV Programs to finance their education, thereby increasing the prospect that a greater percentage of ITT Technical Institute revenues will be indirectly derived from Title IV Programs. In an effort to prevent any future loss of Title IV Program eligibility by any ITT Technical Institute campus group as a result of the 85/15 Rule, the Company has implemented various measures to reduce the percentage of applicable revenues indirectly derived from Title IV Programs. Some of these alternatives require the Company to incur costs not associated with Title IV Programs.

          Additional Locations and Program Offerings of ITT Technical Institutes. The Company's expansion plans assume its continued ability to
     (a) establish new ITT Technical Institutes as additional locations of existing ITT Technical Institute main campuses and (b) expand the program offerings at existing institutes. In its last three fiscal years, the Company has: (i) established eight new additional locations, six of which participate in Title IV Programs and two of which are in the process of obtaining certification to participate; and (ii) added 35 programs at its existing ITT Technical Institutes. The HEA requires proprietary educational institutions, such as the ITT Technical Institutes, to be in full operation for two years before the institution can qualify to participate in Title IV Programs. The HEA and applicable regulations, however, permit an institution that is already certified to participate in Title IV Programs to establish additional locations that may, after review by the DOE, begin to participate in

     Title IV Programs without satisfying the two-year requirement so long as each such additional location satisfies all other applicable requirements for institutional eligibility.

          The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost of attending eligible programs offered by institutions participating in Title IV Programs. The HEA and applicable regulations do not, however, restrict the number or delay the introduction of eligible programs that an institution may offer.

          Fifty-seven ITT Technical Institutes are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), and three are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"). The ACCSCT standards generally permit an institution's main campus to establish an additional location, if the main campus: (a) is not on probation; (b) is not subject to a show cause order;
     (c) is not subject to outcomes reporting, or, if subject to outcomes reporting, has been expressly permitted by the ACCSCT to establish an additional location; (d) has not applied for accreditation for an additional location within the past two years; and (e) has not undergone a change in control for at least one year, but this requirement generally does not apply to an accreditation application for an additional location submitted prior to the change in control. Prior to the change in control to be caused by the Merger, the Company submitted applications for accreditation to the ACCSCT for all additional locations that the Company anticipates opening in 1998 and for most of the additional locations that the Company anticipates opening in 1999. The ACICS standards generally permit an institution's main campus to establish a branch campus (referred to herein as an "additional location") if: (i) the main campus is not on probation; (ii) neither the main campus nor any of its additional locations is subject to a show cause order; (iii) neither the main campus nor any of its additional locations is subject to a financial or outcomes review, or, if subject to a financial or outcomes review, has been expressly permitted by the ACICS to establish an additional location; and (iv) the main campus does not have any additional location awaiting final accreditation.

          The ACCSCT standards generally permit an institution's main campus and its additional locations to expand their program offerings if (a) the institute is not on probation and (b) the institute is not subject to a show cause order. The ACICS standards generally permit an institution's main campus and its additional locations to expand their program offerings if: (i) the institute is not on probation; and (ii) neither the main campus nor any of its additional locations is subject to a financial or outcomes review, or if subject to an outcomes review, has been expressly permitted by the ACICS to expand its program offerings.

          Two ITT Technical Institutes (both additional locations) accredited by the ACCSCT are on probation, four ITT Technical Institutes (three main campuses and one additional location) accredited by the ACCSCT are subject to a show cause order and 23 ITT Technical Institutes (14 main campuses and nine additional locations) accredited by the ACCSCT are subject to outcomes reporting. No ITT Technical Institute accredited by the ACICS is on probation, subject to a show cause order or subject to a financial or outcomes review. The ACCSCT may place an institution's main campus or additional location on probation, or subject it to a show cause order or outcomes reporting, for a variety of reasons. All of the ITT Technical Institutes that are on probation, or are subject to a show cause order or outcomes reporting, by the ACCSCT received such status because the ACCSCT determined that the student completion rates for certain programs of study offered by these ITT Technical Institutes are not reasonable. Under the ACCSCT and the ACICS standards, as applicable, an institution's main campus or additional location that is: (a) placed on probation is required to demonstrate to the accrediting commission that the institute has taken corrective action and is in continuous compliance with accrediting commission standards; (b) subject to a show cause order is required to demonstrate to the accrediting commission that the institute's accreditation should not be revoked, conditioned or otherwise adversely affected; (c) subject to outcomes reporting is required to periodically report its results in such areas to the accrediting commission; or (d) subject to a financial or outcomes review is required to report its results in such areas to the accrediting commission. Although the ACCSCT and the ACICS standards limit the ability of the Company to establish additional locations and expand the programs offered at an institute in certain circumstances, the Company does not believe, based on its current understanding of how the accrediting standards will be applied, that these limitations will have a material adverse effect on the Company's expansion plans.

          State laws and regulations generally treat each ITT Technical Institute location as a separate institution and do not distinguish between main campuses and additional locations. Thus, ITT Technical Institutes that are recognized as additional locations by the DOE and their respective accrediting commissions are, for the most part, recognized as separate, unaffiliated institutions by their respective state education authorities. State laws and regulations generally do not limit the number of institutions that can be established within the state or the number of programs that can be offered by an institution, so long as each institution satisfies all requirements to obtain the requisite state authorization(s). The requirements to obtain the requisite state authorization(s) limit the ability of the Company in certain states to establish new institutes and offer new programs, and the process of obtaining the requisite state authorization(s) can delay the opening of new institutes or the offering of new programs. Although state laws and regulations limit the ability of the Company to establish new ITT Technical Institutes and expand the programs offered at an institute, the Company does not believe, based on its current understanding of how the state laws and regulations in effect in the states where the Company is located or anticipates establishing a new location will be applied, that these limitations will have a material adverse effect on the Company's expansion plans. See "-- State Authorization and Accreditation."

          Administrative Capability. The HEA directs the DOE to assess the administrative capability of each institution to participate in Title IV Programs. The DOE has issued regulations that require each institution to satisfy a series of separate standards. Failure to satisfy any of the standards may lead the DOE to determine that the institution lacks administrative capability and, therefore, is not eligible to continue its participation in Title IV Programs or must be placed on provisional certification status as a condition of such continued participation. One standard that is applicable to certain programs with the stated objective of preparing students for employment requires that the institution show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. Other standards provide that an institution lacks administrative capability if its FFEL/FDL cohort default rate equals or exceeds 25% for any of the three most recent federal fiscal years for which FFEL/FDL cohort default rates are available, or if its Perkins cohort default rate exceeds 15% for any federal award year. Two ITT Technical Institute campus groups (each consisting of one institute) had a FFEL/FDL cohort default rate equal to or greater than 25% for at least one of the three most recent federal fiscal years for which FFEL/FDL cohort default rates are available. Twenty-seven ITT Technical Institute campus groups (consisting of 53 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been calculated. See "-- Student Loan Defaults." If the DOE determines that an ITT Technical Institute is not administratively capable solely because it exceeds the cohort default rate thresholds specified in this regulation, such institute's certification to participate in Title IV Programs may become provisional. To date, no ITT Technical Institute campus group has been placed on provisional certification status due to its FFEL/FDL or Perkins cohort default rates. The Company does not believe that its financial condition will be materially affected if any ITT Technical Institute campus groups are provisionally certified to participate in Title IV Programs. See
     "-- Eligibility and Certification Procedures."

          An additional standard in the HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The DOE has provided only limited guidance respecting compliance with this requirement. ITT Technical Institute employees involved in student recruitment, admissions or financial aid receive only a salary. The Company believes that its method of compensating these employees complies with the requirements of the HEA. The regulations do not, however, establish clear standards for compliance, and there can be no assurance that the DOE will not find deficiencies in the Company's present or former methods of compensation.

          Under new regulations issued by the DOE in November 1996, starting January 1, 1998 each institution must utilize certain electronic processes provided by the DOE in order to be considered administratively capable. Although the Company will have to adjust some of its current practices in order for its institutes to comply fully with this new requirement, the Company does not believe, based on its current understanding of how this new requirement will be applied, that the Company's financial condition will be materially affected by this new standard.

          Eligibility and Certification Procedures. Under the HEA and its implementing regulations, each institution is required to periodically reapply to the DOE for continued eligibility to participate in Title IV Programs. Each institution deemed to be in compliance with the HEA and the DOE's regulations is recertified for a period not to exceed four years, before which time it must apply again for continued recertification. In 1997, 13 ITT Technical Institute campus groups (consisting of 20 institutes) were required by the DOE to apply for recertification to participate in Title IV Programs. The DOE has advised the Company that it will combine each of these campus groups' applications for recertification with their applications for reinstatement of participation in Title IV Programs following the change in control to be caused by the Merger.

          An institution may be placed on provisional certification status for a period not to exceed three years, if the DOE finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in the Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the DOE may renew the institution's provisional certification. An institution's provisional certification may be withdrawn by the DOE without advance notice if the DOE determines that the institution is not fulfilling all applicable requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. Further, any institution seeking eligibility to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the institution will be required to reapply for continued eligibility. No ITT Technical Institute campus group is currently provisionally certified by the DOE. All of the ITT Technical Institute campus groups are required to apply for recertification by the DOE as a result of the change in control to be caused by the Merger, and the Company expects that because of such change in control, all of the ITT Technical Institute campus groups will be recertified on a provisional basis.

          The DOE normally requires an institution to submit an updated application for institutional eligibility and certification when it opens an additional location that offers a full educational program or raises its level of program offering.

          Title IV Program Funds Management. The DOE issued new regulations in November 1996 which became effective July 1, 1997 and which revised the procedures governing how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. One significant change is the requirement that institutions disburse all Title IV Program funds by payment period, which, in the case of the ITT Technical Institutes, corresponds to an academic quarter. This regulation increases the number of disbursements of federal student loans that institutions on a quarter system, like the ITT Technical Institutes, must make and, therefore, delays each institute's receipt and disbursement of federal student loan funds. Other significant changes include expanding the requirements for institutions to notify Title IV Program fund recipients of certain information and reducing the time by which an institution must return undisbursed Title IV Program funds. These new regulations materially affect the Company's cash flow and increase the Company's administrative burden, but they will not have a material adverse effect on the Company's financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Liquidity and Capital Resources."

          Availability of Lenders and Guarantors. For a variety of reasons, including the high default rates of students attending certain proprietary institutions, the growth of the FDL programs and the potential assertion of claims against holders of student loans, the number of lenders willing to make federally guaranteed student loans to students at certain proprietary institutions has declined. To date, however, the availability of lenders has not affected the ability of ITT Technical Institute students to obtain FFEL program loans. In the Company's 1997 fiscal year, one lending institution provided approximately 62% of all federally guaranteed student loans to ITT Technical Institute students. The Company believes that other lenders would be willing to make FFEL program loans to its students if such loans were no longer available from any of its current lenders, but there can be no assurance in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students. Using a lender of last resort may delay the receipt of FFEL program loans by ITT Technical Institute students and slightly reduce the total loan access for ITT Technical Institute students, but it should not have a material adverse effect on the Company. The lenders of last resort will not provide PLUS loans, which accounted for 11% of the Company's revenues in 1997, and are not required to provide any unsubsidized Stafford loans, which accounted for 23% of the Company's revenues in 1997.

          In the Company's 1997 fiscal year, one student loan guaranty agency guaranteed approximately 94% of all FFEL program loans made to ITT Technical Institute students. The Company believes that other guaranty agencies would be willing to guarantee FFEL program loans to ITT Technical Institute students if that guaranty agency ceased guaranteeing such loans or reduced the volume of loans guaranteed, but there can be no assurance in this regard. Most states have a designated guaranty agency that the Company believes would guarantee most, if not all, FFEL program loans made to ITT Technical Institute students in that state. In addition, the HEA's lender of last resort program provides for the guarantee of FFEL program loans made by lenders of last resort. Thus, any reduction in the volume of FFEL program loans for ITT Technical Institute students guaranteed by the institutes' primary guaranty agency should not have a material adverse effect on the Company's financial condition, results of operations or cash flows. Neither ITT, Starwood, Inc. nor any of their subsidiaries or affiliates (including the Company) makes or guarantees any Title IV Program loans to any student attending any ITT Technical Institute.

          Compliance with Regulatory Standards and Effect of Regulatory Violations. The Company maintains an internal audit department that reviews the compliance of the ITT Technical Institutes with Title IV Program requirements. The Company's audit plan provides for an annual on-site compliance review of each ITT Technical Institute. The review addresses numerous compliance areas, including student tuition refunds, student academic progress, student admissions, graduate employment, student attendance, student financial aid applications and implementation of prior audit recommendations.

          The ITT Technical Institutes are subject to audits or program compliance reviews by various external agencies, including the DOE, state agencies, guaranty agencies and accrediting commissions. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the DOE or another regulatory agency were to determine that an ITT Technical Institute had improperly disbursed Title IV Program funds or had violated a provision of the HEA or the implementing regulations, the affected institute could be required to repay such funds to the DOE or the appropriate state agency or lender and could be assessed an administrative fine. The DOE could also transfer the institute from the advance system of receiving Title IV Program funds to the reimbursement system, under which a school must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE. Violations of Title IV Program requirements could also subject an institute or the Company to other civil and criminal penalties. In addition, significant violations of regulatory standards governing Title IV Programs by the Company or any of the ITT Technical Institutes could be the basis for a proceeding by the DOE to limit, suspend or terminate the participation of the affected institutes in Title IV Programs. If the DOE terminates the eligibility of an institution to participate in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in the FFEL and FDL programs due to high cohort default rates for three consecutive years normally may not apply to resume participation in those programs for at least two federal fiscal years. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 85/15 Rule may not apply to resume participation in Title IV Programs for at least one year.

          The DOE recently completed a program review of the ITT Technical Institute in San Diego, California that began in 1994. In closing that program review, the DOE directed the Company to (a) remit a nominal amount of money to lenders and the DOE and (b) adopt a policy of refunding late disbursement amounts directly to students, instead of to students' lenders for the purpose of reducing students' Title IV Program loan balances. These requirements will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. There is no proceeding pending to fine, limit, suspend or terminate any ITT Technical Institute's participation in Title IV Programs, and the Company has no reason to believe that any such proceeding is contemplated. If such a proceeding were initiated and resulted in a substantial curtailment of the Company's participation in Title IV Programs, the Company would be materially adversely affected, even if the Company could arrange or provide alternative sources of student financial aid. If an institute lost its eligibility to participate in Title IV Programs and the Company could not arrange for alternative sources of financial aid for the institute's students, the Company probably would have to close that institute.

STATE AUTHORIZATION AND ACCREDITATION

     The Company is subject to extensive and varying regulation in each of the 27 states in which an ITT Technical Institute currently operates and in four other states in which the institutes recruit students. Each ITT Technical Institute must be authorized by the applicable state education authority(ies) to operate and grant degrees or diplomas to its students. In addition, certain states require an institute to be in operation for a period of up to two years before such institute can be authorized to award degrees. All 62 ITT Technical Institutes are currently authorized by one or more state education authorities.

     ITT Technical Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of existing ITT Technical Institutes to the bachelor and/or master degree level requires the approval of state education authorities and accrediting commissions. State education laws and regulations affect the Company's operations and may limit the ability of the Company to introduce degree programs or to obtain authorization to operate in certain states. If any ITT Technical Institute lost its state authorization, the institute would be unable to offer postsecondary education and the Company would be forced to close the institute. Closing an ITT Technical Institute could have a material adverse effect on the Company's financial condition or results of operations.

     The HEA specifies a series of standards that each recognized accrediting commission must utilize in reviewing institutions. For example, accrediting commissions must assess the length of each academic program and the tuition charged by each institution in relation to the subject matters taught and the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement. In 1997, seven ITT Technical Institutes were reviewed and reaccredited by their respective accrediting commission and one ITT Technical Institute obtained its initial accreditation.

     State authorization and accreditation by a recognized accrediting commission are required in order for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating therein to be accredited as a condition of state authorization. Fifty-seven ITT Technical Institutes are accredited by the ACCSCT and three are accredited by the ACICS, both of which are accrediting commissions recognized by the DOE. Two ITT Technical Institutes (both additional locations) accredited by the ACCSCT are on probation, four ITT Technical Institutes (three main campuses and one additional location) accredited by the ACCSCT are subject to a show cause order and 23 ITT Technical Institutes (14 main campuses and nine additional locations) accredited by the ACCSCT are subject to outcomes reporting. No ITT Technical Institute accredited by the ACICS is on probation, subject to a show cause order or subject to a financial or outcomes review. Under the ACCSCT and the ACICS standards, as applicable, an institution's main campus or additional location may be placed on probation, subject to a show cause order, subject to outcomes reporting or subject to a financial or outcomes review for a variety of reasons. All of the ITT Technical Institutes that are on probation, or are subject to a show cause order or outcomes reporting, by the ACCSCT received such status because the ACCSCT determined that the student completion rates for certain programs of study offered by these ITT Technical Institutes are not reasonable.

Under the ACCSCT and the ACICS standards, as applicable, an institution's main campus or additional location that is: (a) placed on probation is required to demonstrate to the accrediting commission that the institute has taken corrective action and is in continuous compliance with accrediting commission standards; (b) subject to a show cause order is required to demonstrate to the accrediting commission that the institute's accreditation should not be revoked, conditioned or otherwise adversely affected; (c) subject to outcomes reporting is required to periodically report its results in such areas to the accrediting commission; or (d) subject to a financial or outcomes review is required to report its results in such areas to the accrediting commission. If any ITT Technical Institute on probation or subject to a show cause order by the ACCSCT fails to make the applicable demonstration to the ACCSCT, the ACCSCT may revoke, refuse to renew or otherwise condition the institute's accreditation. The loss of accreditation by an existing ITT Technical Institute or the failure of a new technical institute to obtain full accreditation: (a) would render (i) only the affected institute ineligible to participate in Title IV Programs, if the affected institute was an additional location or (ii) the entire campus group ineligible to participate in Title IV Programs, if the affected institute was a main campus; and (b) could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

CHANGE IN CONTROL

     The DOE, the ACCSCT and the ACICS (collectively, the "Accrediting Commissions") and most of the state education authorities that regulate the ITT Technical Institutes (the "SEAs") have laws, regulations and/or standards (collectively "Regulations") pertaining to changes in ownership and/or control (collectively "change in control") of educational institutions, but these Regulations do not uniformly define what constitutes a change in control. The DOE's Regulations describe certain transactions that constitute a change in control, including the transfer of a controlling interest in the voting stock of an institution or such institution's parent corporation. The DOE's standards also specify that a change in control of a publicly traded corporation, such as the Company, occurs when there is an event that obligates the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change in control. Most of the SEAs and the Accrediting Commissions include the sale of a controlling interest of common stock in the definition of a change in control. The change in control Regulations adopted by the DOE, the Accrediting Commissions and the SEAs are subject to varying interpretations as to whether a particular transaction constitutes a change in control.

     Upon the occurrence of a change in control under the DOE's Regulations, an institution immediately becomes ineligible to participate in Title IV Programs, cannot commit additional Title IV Program funds to its students, and can only receive and disburse certain Title IV Program funds that were previously committed to its students. Thereafter, the institution must file a complete application with the DOE in order to have its eligibility to participate in Title IV Programs reinstated. Reinstatement of an institution's certification to participate in Title IV Programs is dependent on the DOE's determination that the institution, under its new ownership and control, is in compliance with specified DOE requirements for institutional eligibility. The time required for the DOE to act on an application for certification under new ownership and control can vary substantially and may take several months. To be complete, among other things, such application must demonstrate that, following the change in control, the main campus and all of the additional locations and branch campuses that comprise the institution are authorized by the appropriate state educational authority(ies) and accredited by an accrediting commission recognized by the DOE.

     The Accrediting Commissions will not reaccredit an institution following a change in control until the institution submits a complete application for reaccreditation, which requires (among other things) documentation that the institution has been reauthorized, or continues to be authorized, by the appropriate SEA(s). The standards of the ACCSCT (which accredits 57 ITT Technical Institutes) provide that, during the 30 days immediately preceding the change in control, the ACCSCT will determine whether to temporarily continue the institution's accreditation for a period of six months after the change to allow time for the completion and review of the application. The standards of the ACICS (which accredits three ITT Technical Institutes) provide that, generally within five business days after an institution documents (among other things) that it has been reauthorized, or continues to be authorized, by the appropriate SEA(s) following a change in control, the ACICS will determine whether to temporarily reinstate the institution's accreditation for an undefined period to allow for the completion and review of the application.

     Many of the SEAs, including the California SEA which authorizes 11 ITT Technical Institutes, require that a change in control of an institution be approved before it occurs in order for the institution to maintain its SEA authorization. Other SEAs will only review a change in control of an institution after it occurs.

     The DOE, the Accrediting Commissions and most of the SEAs (including the California SEA) consider the Merger to constitute a change in control of the Company and the ITT Technical Institutes under their respective Regulations. As a result, effective upon the Merger, each ITT Technical Institute campus group will immediately become ineligible to participate in all of the Title IV Programs. The Company has obtained all prior approvals of the Merger from the ACCSCT and the SEAs required before the Merger occurs. The Company will seek the approvals of the Merger from the ACICS and those SEAs required after a change in control occurs, and will also seek the DOE's reinstatement of each ITT Technical Institute campus group's participation in Title IV Programs.

     The time required to obtain these approvals can vary substantially and may take several months. In order to assure that the students attending an ITT Technical Institute can receive all of the Title IV Program funds necessary to pay their costs of education for the institute's Spring 1998 quarter (which starts March 9 and ends May 29), that institute must be recertified by the DOE to participate in Title IV Programs by May 29, 1998. Otherwise, none of the students enrolled in that institute could receive Title IV Program grants to pay their costs of education for such quarter and those students whose loan period began and ended with such quarter could not receive Title IV Program loans for such quarter. The Company believes that each ITT Technical Institute campus group will regain its eligibility to participate in Title IV Programs by May 29, 1998, but there can be no assurance thereof. Failure by a material number of ITT Technical Institute campus groups to regain their eligibility to participate in Title IV Programs by May 29, 1998 would have a material adverse effect on the Company's financial condition, results of operations and cash flows. If no ITT Technical Institute campus group regains its eligibility to participate in Title IV Programs by May 29, 1998, the Company estimates that its financial condition, results of operations and cash flows would be adversely affected by approximately $8.0 million to $10.0 million (pre-tax). If any subsequent academic quarter ends before an ITT Technical Institute campus group regains its eligibility, the students attending any institute in that campus group would not receive any Title IV Program grants to pay their costs of education for such quarter, and any such students whose loan period began after the institute became ineligible and ended before the campus group regained its eligibility would not receive any Title IV Program loans to pay such costs for such quarter.

     A change in control under the Regulations of the DOE, the Accrediting Commissions and most of the SEAs could also occur as a result of certain future transactions involving the ITT Technical Institutes, the Company or a principal stockholder, including but not limited to ITT's disposition of a significant portion of its shares of Common Stock of the Company, certain corporate reorganizations and certain changes in the boards of directors of such corporations.

     The Company believes that if a future transaction results in a change in control of the ITT Technical Institutes, the Company or a principal stockholder, the Company will be able to obtain all necessary approvals from the DOE, the SEAs and the Accrediting Commissions, with the possible exception of the California SEA. There can be no assurance, however, that all such approvals can be obtained in a timely manner that would not unreasonably delay the availability of Title IV Program funds to ITT Technical Institute students or prevent certain ITT Technical Institute students from receiving Title IV Program funds for which they would otherwise be eligible. Obtaining such approval from the California SEA in California could be adversely affected by a state statute that prohibits the California SEA from approving a change in control application by any applicant that has been found in any judicial or administrative proceeding to have violated Chapter 7 (formerly Chapter 3) of the California Education Code ("Chapter 7"). In October 1996, the jury in the Eldredge Case determined that the Company, through its ITT Technical Institute in San Diego, California, violated Chapter 7. The Company has appealed the jury's verdict in the Eldredge Case. While the California SEA approved the change in control application submitted by the Company with respect to the Merger, there can be no assurance that it will approve any future change in control application submitted by the Company. See "Item 3. Legal Proceedings."

     A material adverse effect on the Company's financial condition, results of operations and cash flows would result if a change in control of the Company occurred and a material number of ITT Technical Institutes failed to timely: (a) obtain the approvals of the SEAs required prior to a change in control, including the California SEA in particular; (b) obtain the requisite reauthorizations from the SEA which review a change in control after it occurs;
(c) become accredited (or have their accreditation temporarily continued or reinstated) by the Accrediting Commissions; or (d) regain eligibility to participate in Title IV Programs from the DOE. In addition, the time of year at which a change in control of the Company occurs, coupled with the length of time required by the ITT Technical Institutes to regain their eligibility to participate in Title IV Programs, could have a material adverse effect on the amount of Title IV Program funds students can obtain to pay the education costs of attending the ITT Technical Institutes and, accordingly, on the Company's business, financial condition and results of operations.

FEDERAL INCOME TAX RELIEF

     Federal income tax relief in the form of tax credits, tax deductions and income exclusions is available to students and their families beginning in 1998 under the Taxpayer Relief Act of 1997 ("TRA"). The TRA provides: (a) an annual Hope Scholarship tax credit of up to $1,500 for tuition and related expenses incurred on or after January 1, 1998 for each of a student's first two years of postsecondary education; (b) an annual Lifetime Learning tax credit of up to $1,000 in 1998 through 2002 and up to $2,000 in subsequent years for tuition and related expenses incurred on or after July 1, 1998, but the Lifetime Learning tax credit is not available in any tax year in which the taxpayer is claiming the Hope Scholarship tax credit; (c) an annual tax deduction, ranging from up to $1,000 in 1998 to up to $2,500 in 2001 and thereafter, for interest paid during the first 60 months in which interest payments are required on any student loan(s); and (d) an annual income exclusion of up to $5,250 for undergraduate educational expenses incurred on or after January 1, 1998 and before June 1, 2000 that are paid by the student's employer. The TRA also allows taxpayers to establish Education IRAs, for taxable years beginning on or after January 1, 1998, that can be funded with non-deductible contributions of up to $500 annually for any child up to the age of 18 years, and the earnings on those accounts are tax-free if the funds are used to pay for qualified higher education expenses. The tax benefits provided by the TRA may help reduce the effective cost of postsecondary education to the student and his or her family and may, as a result, lead to higher enrollments at ITT Technical Institutes, decreased student dependence on Title IV Program funds and fewer Title IV Program loan defaults. Educational institutions are required to submit certain information about the student and the student's family to the Internal Revenue Service ("IRS") in order for the student and the student's family to qualify for some of the tax benefits under the TRA. The Company's administrative burden will increase as a result of these IRS reporting requirements, but such compliance will not have a material adverse effect on the Company's financial condition or results of operations.

FACULTY

     Faculty members are hired in accordance with criteria established by the Company, the Accrediting Commissions and the SEAs. The Company strives to hire faculty with related work experience and academic credentials to teach most technical subjects. Faculty members typically include education supervisors, who act as department heads for a program of study, and various categories of instructors. As of December 31, 1997, the ITT Technical Institutes employed 997 full-time faculty members and 167 part-time faculty members. The ratio of the number of all ITT Technical Institute students to all ITT Technical Institute full-time instructors is approximately 25 to 1.

ADMINISTRATION AND EMPLOYEES

     Each ITT Technical Institute is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each ITT Technical Institute also includes a director of recruitment, a director of career services, a director of finance and a director of education. The Company employs approximately 160 people at its corporate headquarters in Indianapolis, Indiana. As of December 31, 1997, the Company had approximately 2,750 full-time and regular part-time employees. In addition, the Company employed approximately 600 students as laboratory assistants and in other part-time positions at that date. None of the Company's employees is represented by labor unions.

     The Company's headquarters provides centralized services to all ITT Technical Institutes in the following areas: accounting, marketing, public relations, curricula development, purchasing, human resources, regulatory and legislative affairs and real estate. In addition, national directors of each major technical institute function (i.e., recruiting, finance, education and career services) reside at the headquarters and develop policies and procedures to guide these functions in the technical institutes. Managers located at the headquarters closely monitor the operating results of each ITT Technical Institute and frequently conduct on-site reviews.

COMPETITION

     The postsecondary education market in the United States is highly fragmented and competitive with no private or public institution enjoying a significant market share. ITT Technical Institutes compete for students with four-year and two-year degree granting institutions, which include nonprofit public and private colleges and proprietary institutions, as well as with alternatives to higher education such as military service or immediate employment. Competition among educational institutions is believed to be based on the quality of the educational program, perceived reputation of the institution, cost of the program and employability of graduates. Certain public and private colleges may offer programs similar to those of the ITT Technical Institutes at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those of the ITT Technical Institutes. Certain of the Company's competitors in both the public and private sector have greater financial and other resources than the Company.

ITEM 2.  PROPERTIES.

     All ITT Technical Institute facilities are leased by the Company, except for a parking lot adjacent to the Houston (North), Texas ITT Technical Institute that is owned by the Company. The average lease term is approximately eight years. The table below sets forth certain information regarding the facilities leased by the Company as of December 31, 1997.

                   ITT TECHNICAL INSTITUTE FACILITIES LEASES

                                     AREA IN
  LOCATION (METROPOLITAN AREA)     SQUARE FEET
---------------------------------  -----------
Birmingham, Alabama..............    23,907
Phoenix, Arizona.................    25,900
Tucson, Arizona..................    17,818
Little Rock, Arkansas............    22,766
Anaheim, California (Los
  Angeles).......................    35,646
Carson, California (Los
  Angeles).......................    22,695
Hayward, California (San
  Francisco).....................    20,009
Lathrop, California (Stockton)...    13,274(1)
Oxnard, California (Los
  Angeles).......................    27,098
Rancho Cordova, California
  (Sacramento)...................    27,020
San Bernardino, California
  (Los Angeles)..................    33,551
San Diego, California............    34,360
Santa Clara, California
  (San Francisco)................    24,390
Sylmar, California (Los
  Angeles).......................    30,000
Torrance, California (Los
  Angeles).......................    30,000(2)
West Covina, California
  (Los Angeles)..................    36,382
Aurora, Colorado (Denver)........    23,450(3)
Thornton, Colorado (Denver)......    27,076
Fort Lauderdale, Florida.........    16,341
Jacksonville, Florida............    25,200
Maitland, Florida (Orlando)......    32,418
Miami, Florida...................    21,347
Tampa, Florida...................    35,000
Boise, Idaho.....................    27,978
Burr Ridge, Illinois (Chicago)...    21,000(4)
Hoffman Estates, Illinois
  (Chicago)......................    24,000
Matteson, Illinois (Chicago).....    19,058
Fort Wayne, Indiana..............    67,000
Indianapolis, Indiana............    58,692
Newburgh, Indiana (Evansville)...    20,000
Louisville, Kentucky.............    20,232
Framingham, Massachusetts
  (Boston).......................    19,938
Grand Rapids, Michigan...........    25,000
Troy, Michigan (Detroit).........    32,000
Arnold, Missouri (St. Louis).....    21,000(1)
Earth City, Missouri (St.
  Louis).........................    29,360

                                     AREA IN
  LOCATION (METROPOLITAN AREA)     SQUARE FEET
---------------------------------  -----------
Omaha, Nebraska..................    22,400
Henderson, Nevada (Las Vegas)....    11,166(1)
Albuquerque, New Mexico..........    21,588
Albany, New York.................    21,000(4)
Getzville, New York (Buffalo)....    22,765
Liverpool, New York (Syracuse)...    21,000(4)
Dayton, Ohio.....................    45,591
Norwood, Ohio (Cincinnati).......    21,272
Strongville, Ohio (Cleveland)....    21,548
Youngstown, Ohio.................    22,500
Portland, Oregon.................    39,600
Mechanicsburg, Pennsylvania
  (Harrisburg)...................    21,000
Monroeville, Pennsylvania
  (Pittsburgh)...................    23,791
Pittsburgh, Pennsylvania.........    19,232
Greenville, South Carolina.......    22,065
Knoxville, Tennessee.............    30,000
Memphis, Tennessee...............    21,648
Nashville, Tennessee.............    34,690
Arlington, Texas.................    19,600
Austin, Texas....................    25,480
Garland, Texas (Dallas)..........    21,138
Houston (North), Texas...........    22,695
Houston (South), Texas...........    22,954
Houston (West), Texas............    36,413
Richardson, Texas (Dallas).......    23,500(4)
San Antonio, Texas...............    20,770
Murray, Utah (Salt Lake City)....    33,600
Norfolk, Virginia................    25,572
Richmond, Virginia...............    21,000(4)
Bothell, Washington (Seattle)....    27,800
Seattle, Washington..............    30,316
Spokane, Washington..............    16,378
Greenfield, Wisconsin
  (Milwaukee)....................    29,650

---------------
(1) Institutes in the first year of operation.

(2) Facility under lease to which the Company plans to relocate the ITT Technical Institute from Carson, California.

(3) Facility under lease from which the Company relocated the ITT Technical Institute to Thornton, Colorado. While the Company remains subject to the lease for the Aurora facility, an ITT Technical Institute is no longer located in this facility.

(4) Facility under lease at which the Company plans to open a new ITT Technical Institute.

     ITT Technical Institutes are generally located in suburban areas near major population centers. Campus facilities are generally situated in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. ITT Technical Institutes have accessible parking facilities and are generally near a major highway. Approximately 32 ITT Technical Institutes occupy an entire building. New ITT Technical Institutes typically lease facilities for a six to 11 year term. If desirable or necessary, a facility may be relocated to a new location reasonably near the existing facility at the end of the lease term.

     The Company leases approximately 41,100 square feet of office space in its headquarters building in Indianapolis, Indiana. As of December 31, 1997, the lease requires payments of approximately $3.5 million over the remaining term of the lease, which expires in 2003.

     The Merger will be deemed a change of control under certain of the Company's leases and, absent the consent of the landlord, will cause such leases to be in default. The Company is in the process of obtaining such consents and believes that it will be able to obtain all such consents prior to the Merger.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to litigation in the ordinary course of its business. Among the legal actions currently pending are:

     1. Eldredge, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 689376) (the "Eldredge Case"), was filed on June 8, 1995 in the Superior Court of San Diego County in San Diego, California by seven graduates of the hospitality program at the San Diego ITT Technical Institute. The suit alleged, among other things, misrepresentation, civil conspiracy and statutory violations of the California Education Code ("CEC"), California Business and Professions Code ("CBPC") and California Consumer Legal Remedies Act ("CCLRA") by the Company, ITT and three employees of the Company who were residents of California. The jury rendered a verdict against the Company and ITT in this action in October 1996. General damages of approximately $0.2 million were assessed against the Company and ITT, jointly, on the plaintiffs' misrepresentations and CEC claims. Exemplary damages of $2.6 million and $4.0 million were assessed against the Company and ITT, respectively. The judge also awarded the plaintiffs attorney's fees and costs in the amount of approximately $0.9 million. Prejudgment interest was assessed on the general damages award and post-judgment interest was assessed on the entire award. The plaintiffs' CBPC and CCLRA claims and their claims against the Company employees were dismissed, and the judge vacated the jury verdict against ITT. The Company is seeking to overturn the awards and has appealed the decision. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based on the advice of counsel, believes it is probable that it will prevail in its appeal and, thus, no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' attorney's fees and costs and the prejudgment and post-judgment interest assessed thereon. In addition, a California statute prohibits the Company's California regulator from approving an application for a change in control of any institution submitted by an applicant that has been found in any judicial or administrative proceeding to have violated Chapter 7 (formerly Chapter
         3) of the CEC ("Chapter 7"). Since the jury in the Eldredge Case determined that the Company violated Chapter 7, it is questionable whether the Company's California regulator will approve any subsequent application for a change in control submitted by the Company for any of the 11 ITT Technical Institutes in

         California; however, the California regulator has approved the Company's applications for a change in control of the 11 ITT Technical Institutes in California necessitated by the Merger. There can be no assurance that the California regulator will approve any subsequent application for a change in control of an ITT Technical Institute in California submitted by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Other legal proceedings (such as the actions discussed below) have resulted and may continue to result from other persons alleging similar claims of misrepresentation and violations of certain statutory provisions.

     2. Robb, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707460), was filed on January 24, 1997 in the Superior Court of San Diego County in San Diego, California by four graduates of the San Diego ITT Technical Institute. The suit, as originally filed, alleged, among other things, statutory violations of the CEC and CBPC by the Company and ten employees of the Company who reside in California. The plaintiffs in the original complaint sought compensatory damages, civil penalties, injunctive relief, disgorgement of ill-gotten gains, restitution (including return of educational costs) on behalf of plaintiffs and all other persons similarly situated, attorney's fees and costs, and to have the action certified as a class action. The plaintiffs in this action amended their complaint on August 14, 1997 to: (a) delete three and add two named plaintiffs, each of whom was a student who attended an ITT Technical Institute in California; (b) allege only violations of the CEC; and (c) seek only statutory damages, civil penalties, injunctive relief, attorney's fees and costs. The plaintiffs' request to have this action certified as a class action has been denied.

     3. Iverson, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707705); Ohrt v. ITT Educational Services, Inc., et al. (Civil Action No. 00707706); Sayers v. ITT Educational Services, Inc., et al. (Civil Action No. 00707707); Barrent, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707708); and Kellum, et al.
         v. ITT Educational Services, Inc., et al. (Civil Action No. 00707709), were each filed on January 31, 1997 in the Superior Court of San Diego County in San Diego, California. Each of the five actions (involving, in total, 17 former students who attended the hospitality program at the San Diego ITT Technical Institute) alleges, among other things, statutory violations of the CEC and CBPC, intentional misrepresentations and civil conspiracy by the Company, ITT and a Company employee who resides in California. The plaintiffs in each action seek various forms of recovery, including compensatory and exemplary damages, civil penalties, injunctive relief, disgorgement of ill-gotten gains, restitution, attorney's fees and costs. These actions are currently at the discovery stage.

     4. DeBattista, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 97-1366-CA-15-W), was filed on June 25, 1997 in the Circuit Court of Seminole County in Orlando, Florida by three former students who attended the hospitality program at the Maitland ITT Technical Institute. The suit alleges, among other things, misrepresentation, fraud, civil conspiracy and statutory violations by the Company, ITT and seven employees of the Maitland ITT Technical Institute. The plaintiffs seek general damages, exemplary damages, rescission of plaintiffs' enrollment agreements with the Company, attorney's fees, interest and costs. The plaintiffs also seek to have the action certified as a class action. This action is currently at the discovery stage.

     On September 22, 1997, the Company received an inquiry from the staff of the U.S. Federal Trade Commission requesting information relating to the Company's offering and promotion of vocational or career training. The Company has since responded to this inquiry and provided the requested information.

     While there can be no assurance as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have, after taking into account the Company's existing provisions for such liabilities, a material adverse effect on the Company's financial condition, results of operations or cash flows. Certain litigation, however, may subject the affected ITT Technical Institute to additional regulatory scrutiny.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the holders of the Common Stock during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed on the New York Stock Exchange, Inc. ("NYSE") under the trading symbol "ESI." The prices set forth below reflect the high and low sale prices of the Common Stock during the periods indicated, as reported in the consolidated transaction reporting system of the NYSE. These prices have been restated to reflect the following adjustments to the market price of the Common Stock: (a) on April 16, 1996 to reflect the three-for-two Common Stock split declared by the Company on March 22, 1996 and effected by payment of a stock dividend on April 15, 1996; and (b) on November 15, 1996 to reflect the three-for-two Common Stock split declared by the Company on October 8, 1996 and effected by payment of a stock dividend on November 4, 1996.

                                                            HIGH        LOW
                                                           -------    -------
1996
First Quarter............................................  $15.109    $11.063
Second Quarter...........................................   22.750     14.891
Third Quarter............................................   25.672     17.500
Fourth Quarter...........................................   26.078     18.250
1997
First Quarter............................................  $27.000    $21.500
Second Quarter...........................................   25.000     19.375
Third Quarter............................................   26.750     19.000
Fourth Quarter...........................................   26.000     20.750

     No cash dividends were declared in 1996 or 1997. The Company anticipates that it will not pay any cash dividends on the Common Stock for the foreseeable future and that it will retain its earnings to finance future growth. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors and compliance with applicable law. Any determination as to the payment of dividends in the future will depend on, among other things, general business conditions, the effect of such payment on the Company's financial condition and other factors the Company's Board of Directors may in the future consider to be relevant.

     There were approximately 200 holders of record, and approximately 1,500 beneficial owners, of the Common Stock on February 9, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................  $261,664    $232,319    $201,831    $186,907    $168,997
Operating income....................  $ 26,223    $ 20,576    $ 14,225    $ 11,832    $ 13,839
Net income..........................  $ 19,123    $ 14,851    $ 11,391    $  7,162    $  8,314

Cash, restricted cash and cash
  invested with ITT Corporation.....  $ 98,689    $ 95,793    $ 77,517    $ 66,810    $ 51,064
Total assets........................  $145,914    $135,749    $114,284    $102,899    $ 87,305
Shareholders' equity................  $ 87,815    $ 68,692    $ 53,841    $ 42,450    $ 35,288
Capital expenditures, net...........  $ 11,465    $  7,868    $  8,206    $  7,688    $  6,679
Depreciation........................  $  7,939    $  7,493    $  7,542    $  6,855    $  6,343
Number of common shares outstanding
  at end of year....................    27,000      27,000      12,000      12,000      10,000

Earnings per share (basic and
  diluted)(1).......................  $    .71    $    .55    $    .42    $    .32    $    .37

Other Operating Data:
  Operating losses from new
  technical institutes before income
  taxes(2)..........................  $  3,165    $  5,721    $  7,123    $  7,316    $  2,914

Significant ratios
  Return on sales...................       7.3%        6.4%        5.6%        3.8%        4.9%
  Operating margin..................      10.0%        8.9%        7.0%        6.3%        8.2%
  Return on average equity..........      24.4%       24.2%       23.7%       18.4%       26.7%
  Book value per share(3)...........  $   3.25    $   2.54    $   1.99    $   1.57    $   1.57

---------------
(1) Earnings per share data are based on historical net income and the number of shares of Common Stock outstanding during each period after giving retroactive effect to the three-for-two stock splits in April and November 1996. Earnings per share for all years have been calculated in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(2) Operating losses from new technical institutes before income taxes represents operating losses before income taxes, including amortization of deferred pre-opening costs, for institutes in the first 24 months after their first class start.

(3) Restated to reflect the three-for-two stock splits effected in April and November 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Form 10-K.

GENERAL

     The Company operates 62 ITT Technical Institutes in 27 states which provide technology-oriented postsecondary education to more than 24,000 students. The Company derives its revenue almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, its students. Most students at the ITT Technical Institutes rely on funds received under various government-sponsored student financial aid programs, especially the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"), to pay a substantial portion of their tuition and other education-related expenses. In 1997, the Company indirectly derived approximately 70% of its revenues from Title IV Programs.

     The Company's revenue varies based on the aggregate student population, which is influenced by the number of students attending ITT Technical Institutes at the beginning of a fiscal period, by the number of new first-time students entering and former students re-entering ITT Technical Institutes during such period and by student retention rates. New students generally enter ITT Technical Institutes at the beginning of an academic quarter that commences in March, June, September and December. The Company believes that the size of its student population is affected to some extent by general economic conditions, and that, in the absence of countervailing factors, student enrollments and retention rates tend to increase as opportunities for immediate employment for high school graduates decline and decrease as such opportunities increase. The establishment of new ITT Technical Institutes and the introduction of additional program offerings at existing ITT Technical Institutes have been significant factors in increasing the aggregate student population in recent years.

     A new technical institute must be authorized by the state in which it will operate, accredited by an accrediting commission that has been recognized by the U.S. Department of Education ("DOE"), and certified by the DOE to participate in Title IV Programs. The approval processes for accreditation and DOE certification cannot commence until the first students begin classes. Such accreditation and DOE certification processes generally take approximately one year from the first class start date. Certain direct costs incurred with respect to a new technical institute prior to the first class start ("institute start-up costs") are deferred and amortized over the first year of operation after the first class start. Since the beginning of 1993, the Company has opened 19 new technical institutes (six of which started classes in 1996 or 1997). New technical institutes historically incur a loss during the 24-month period after the first class start date. These losses during the year by institutes in their first two years of operation, together with the amortization of institute start-up costs, are referred to as "operating losses from new technical institutes." Such operating losses from new technical institutes totaled $3.2 million, $5.7 million and $7.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company earns tuition revenue on a weekly basis, pro rata over the length of each of four, twelve-week academic quarters in each fiscal year. Under federal and state regulations and accrediting commission standards, the Company generally is required to refund a portion of the tuition payments received from a student who withdraws from an ITT Technical Institute during an academic quarter. The amount of tuition, if any, that may be retained by the Company after payment of any refund is immediately recognized in the Company's statement of income. Other educational revenue is comprised of textbook sales and laboratory and application fees.

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

     Student services and administrative expenses include direct marketing costs (which are marketing expenses directly related to new student recruitment), indirect marketing expenses, an allowance for doubtful accounts and administrative expenses incurred at corporate headquarters. Direct marketing costs include salaries and employee benefits for recruiting representatives and direct solicitation advertising expenses. Direct marketing costs, excluding advertising expenses, are capitalized and amortized on an accelerated basis over the average course length of 24 months commencing on the class start date. Marketing costs that do not relate to the direct solicitation of potential students are expensed as incurred.

     Until February 5, 1998, all cash receipts of the Company were forwarded to ITT for investment on a daily basis after, in the case of certain receipts, the lapse of applicable regulatory restrictions. Cash disbursements of the Company were generally funded by ITT out of the cash balances of the Company held and invested for the Company by ITT. Net interest income represents principally interest paid or received from ITT and miscellaneous interest paid or received from other parties. Commencing in 1995, ITT has paid the Company interest on the full amount of any net cash balances invested for the Company by ITT at an interest rate that was set for a six- or twelve-month period and was 30 basis points over the most recently published rate for six-or twelve-month treasury bills, as appropriate, and no longer assessed interest charges on the Company except with respect to funds actually advanced to the Company in excess of cash invested with ITT. ITT performed a number of other services for the Company, including the administration of certain employee benefit plans, for which it received compensation from the Company. Since February 5, 1998, the Company has performed its own cash management functions and no longer has any cash invested with ITT. Depending upon current interest rates on short-term investments, the Company may not be able to obtain the same yields on its cash balances that were being paid by ITT. Accordingly, interest income, net may decrease in 1998.

VARIATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The Company's quarterly results of operations tend to fluctuate significantly within a fiscal year because of differences in the number of weeks of earned tuition revenue in each fiscal quarter and the timing of student matriculations. The Company's first and third fiscal quarters have 13 weeks of earned tuition revenue, while the second and fourth quarters have 11 weeks of earned tuition revenue because of two-week vacation breaks in June and December. In addition, revenue in the third and fourth fiscal quarters generally benefits from increased student matriculations as the number of new students entering ITT Technical Institutes tends to be substantially higher in June (31% of all new students in 1997) and September (36% of all new students in 1997) because of the significant number of recent high school graduates entering ITT Technical Institutes for the academic quarters beginning in those two months. The Company's incurrence of costs, however, is generally not affected by the academic schedule, and such costs do not fluctuate significantly on a quarterly basis.

     The following table sets forth the Company's revenue in each quarter during the three prior fiscal years.

                 QUARTERLY REVENUE OF ITT TECHNICAL INSTITUTES
                             (Dollars in thousands)

                                               1997                  1996                  1995
             THREE-MONTH                ------------------    ------------------    ------------------
             PERIOD ENDED                AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
             ------------               --------   -------    --------   -------    --------   -------
March 31..............................  $ 64,476      25%     $ 57,103      25%     $ 51,169      25%
June 30...............................    58,412      22        51,568      22        44,969      22
September 30..........................    73,060      28        65,113      28        56,017      28
December 31...........................    65,716      25        58,535      25        49,676      25
                                        --------     ---      --------     ---      --------     ---
  Total for Year......................  $261,664     100%     $232,319     100%     $201,831     100%
                                        ========     ===      ========     ===      ========     ===

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of income data to tuition and other educational revenue for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Tuition and other educational revenue.......................  100.0%   100.0%   100.0%
Cost of educational services................................   62.3     62.5     64.6
Student services and administrative expenses................   27.7     28.6     28.4
                                                              -----    -----    -----
Operating income............................................   10.0      8.9      7.0
Interest income, net........................................    2.1      1.7      2.4
                                                              -----    -----    -----
Income before income taxes..................................   12.1%    10.6%     9.4%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Revenue. Revenue increased by $29.4 million, or 12.7%, to $261.7 million for the year ended December 31, 1997 from $232.3 million for the year ended December 31, 1996 primarily due to (i) a 9.8% increase in the total student enrollment at January 1, 1997 compared to January 1, 1996 (22,633 at January 1,

1997 compared to 20,618 at January 1, 1996), (ii) a 5% increase in tuition rates in September 1997 and 1996, (iii) a 2.3% increase in the number of new first-time students commencing their attendance at ITT Technical Institutes (19,911 in 1997 compared to 19,464 in 1996) and (iv) the opening of new institutes (two in March 1996, one in September 1996, one in June 1997 and two in December 1997). Student retention rates did not change materially in the two years. The three new ITT Technical Institutes beginning classes in 1997 accounted for 140 new students.

     Cost of Educational Services. Cost of educational services increased by $17.9 million, or 12.3%, to $163.1 million in 1997 from $145.2 million in 1996 principally as a result of increased costs related to the introduction of additional programs, an increase in salaries and occupancy costs at ITT Technical Institutes opened prior to 1995, costs at the two new institutes opened in 1995, costs at the three new institutes opened in 1996, costs at the three new institutes opened in 1997, and, to a lesser extent, as a result of an increase in the costs of books sold related to the increased student population. Provisions for legal expenses increased by $1.9 million to $3.2 million in 1997 ($1.7 million in fourth quarter) from $1.3 million in 1996 ($1.0 million in fourth quarter) as a result of the legal actions associated with the California and Florida hospitality programs. (See Note 10 of Notes to Financial Statements for a further description.) Cost of educational services decreased to 62.3% of revenues in 1997 compared to 62.5% in 1996, primarily because the greater revenues did not cause an increase in the fixed portion of rent, administrative salaries and other costs included in the cost of educational services. Excluding the provisions for the legal expenses, cost of educational services decreased to 61.1% of revenues in 1997 compared to 61.9% in 1996.

     Student Services and Administrative Expenses. Student services and administrative expenses increased by $5.9 million, or 8.9%, to $72.4 million in 1997 from $66.5 million in 1996 principally as a result of a $5.0 million increase in marketing costs. This increase was due to (i) an increase in the marketing costs for the two new technical institutes opened in 1995 and the three new technical institutes opened in 1996, (ii) the commencement of marketing costs for the three new technical institutes opened in 1997 and (iii) the increased marketing costs for ITT Technical Institutes opened prior to 1995. The Company's media advertising expenses increased by 10.9% in 1997 from 1996. Administrative expenses at the corporate headquarters increased by $0.3 million in 1997 from 1996 levels primarily due to increased headquarters staff. The provision for doubtful accounts in 1997 was approximately $0.6 million more than in 1996 principally because of increased revenue and a regulatory change that delays the Company's receipt of funds under the Title IV Programs (e.g., the students withdrew before they could secure their federal student financial aid with which they could pay their obligations to the Company). See "-- Liquidity and Capital Resources" for a further description of the regulatory changes affecting when the Company receives Title IV Program funds after June 30, 1997. Student services and administrative expenses decreased to 27.7% of revenues in 1997 compared to 28.6% in 1996, primarily because the greater revenues did not cause an increase in the fixed portion of the marketing and headquarters expenses.

     Interest Income. Interest income increased by $1.4 million in 1997 because of the increase in the interest rate earned on the cash invested by the Company with ITT (i.e., 6.3% in 1997 compared to 5.5% in 1996) and the increase in cash invested with ITT.

     Net Income. Net income increased $4.2 million, or 28.2%, to $19.1 million for 1997 from $14.9 million for 1996, principally due to the 27.4% increase in operating income ($3.4 million after tax).

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

     Cost of Educational Services. Cost of educational services increased by $14.9 million, or 11.4%, to $145.2 million in 1996 from $130.3 million in 1995 principally as a result of increased costs related to the introduction of additional programs, an increase in salaries and occupancy costs at ITT Technical Institutes opened prior to 1994, costs at the six new institutes opened in 1994, costs at the two new institutes opened in 1995, costs at the three new institutes opened in 1996, and, to a lesser extent, as a result of an increase in the costs of books sold related to the increased student population. Provisions for legal expenses increased by $1.2 million in 1996 from 1995 levels. This increase was principally a result of a $1.3 million provision in 1996 ($1.0 million in fourth quarter and $0.3 million in third quarter) for the legal actions in Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge Case"). (See Note 10 of Notes to Financial Statements for a further description.) Cost of educational services decreased to 62.5% of revenues in 1996 compared to 64.6% in 1995, primarily because of greater revenues being spread over the fixed portion of cost of educational services.

     Student Services and Administrative Expenses. Student services and administrative expenses increased by $9.2 million, or 16.1%, to $66.5 million in 1996 from $57.3 million in 1995 principally as a result of a $7.9 million increase in marketing costs. This increase was due to (i) an increase in the marketing costs for the six new technical institutes opened in 1994 and the two new technical institutes opened in 1995, (ii) the commencement of marketing costs for the three new technical institutes opened in 1996 and (iii) the increased marketing costs for ITT Technical Institutes opened prior to 1994. Administrative expenses at the corporate headquarters increased by $0.7 million in 1996 from 1995 levels primarily due to increased headquarters staff. The provision for doubtful accounts in 1996 was approximately $0.6 million more than in 1995 principally because of increased revenue and a delay in the DOE's certification of the new institutes opened in 1995 and 1996 to participate in the Title IV Programs (e.g., the delay resulted in a greater number of students who withdrew or were terminated from the institutes before they could secure federal student financial aid with which they could pay their obligations to the Company). Student services and administrative expenses increased to 28.6% of revenues in 1996 as compared to 28.4% in 1995, because of increased television advertising.

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

LIQUIDITY AND CAPITAL RESOURCES

     In 1997, the Company indirectly derived approximately 70% of its revenues from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year (three academic quarters). Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or 10 days before the start of the first academic quarter of a student's academic year, and the second and third disbursements are typically received 10 days before the start of the second and third academic quarters of a student's academic year, respectively. While the timing of loan disbursements to the Company is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, which last changed effective July 1, 1997, the Company has typically received student loan funds upon their disbursement by the lender.

     The DOE issued new regulations in November 1996, which became effective July 1, 1997 and which revised the procedures governing how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These new regulations require the Company to receive such funds in three equal quarterly disbursements rather than the two disbursements previously permitted. The Company estimates that this change decreased 1997 net cash provided by operating activities (a one-time effect) by approximately $15.0 million, and decreased 1997 interest income (an ongoing effect) by $0.2 million. The Company estimates that this change will decrease 1998 interest income (an ongoing effect) by $0.8 million to $1.0 million.

     The principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including pre-opening expenses for new institutes. Until February 5, 1998, cash receipts of the Company were forwarded to ITT on a daily basis after, in the case of certain receipts, the lapse of applicable regulatory restrictions, and cash disbursements of the Company were generally funded by ITT out of the cash balances of the Company invested with ITT. The Company's net cash balances of the cash invested with ITT increased from $89.8 million at December 31, 1996 to $94.8 million at December 31, 1997 and ranged from a low of $65.2 million in May 1997 to a high of $103.3 million in November 1997. Since February 5, 1998, the Company has performed its own cash management functions and no longer has any cash invested with ITT.

     The Company has generated positive cash flows from operations for the past five years. Cash flows from operations decreased by $11.7 million in 1997 to $14.4 million from $26.1 million in 1996. This decrease is primarily due to the decrease in deferred tuition revenue resulting from the July 1, 1997 regulatory change affecting when the Company receives federal student loan funds, as discussed above. Cash flows from operations in 1996 was $26.1 million, an increase of $7.2 million from $18.9 million in 1995. This increase was primarily due to the increases in operating income and deferred tuition revenue resulting from increased student enrollment.

     At December 31, 1997, the Company had positive working capital of $57.0 million. Deferred tuition revenue, which represents the unrecognized portion of tuition revenue received from students, was $30.9 million at December 31, 1997.

     An educational institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on federal student loans exceed certain rates. Two ITT Technical Institutes, located in Garland and San Antonio, Texas, are in danger of losing their eligibility to participate in the Federal Family Education Loan ("FFEL") and the Federal Direct Loan ("FDL") programs due to their default rates. See "Item 1. Business -- Regulation of Federal Financial Aid Programs -- Student Loan Defaults." Loss of eligibility to participate in the FFEL and FDL programs by both the Garland and San Antonio, Texas ITT Technical Institutes (but not by either alone) could have a material adverse effect on the Company's financial condition or results of operations. The Company has arranged for an unaffiliated, private funding source ("PFS") to provide loans to the students enrolled at the Garland, Texas ITT Technical Institute in the event this institute loses its eligibility to participate in the FFEL and FDL programs. This alternative source of student financial aid requires the Company to guarantee repayment of the PFS loans. Based on the Company's experience with the repayment of Title IV Program loans by students who attended the Garland, Texas ITT Technical Institute, the Company believes that such guaranty should not result in a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The DOE, the Accrediting Commissions and most of the SEAs consider the Merger to constitute a change in control of the Company and the ITT Technical Institutes under their respective Regulations. As a result, effective upon the Merger, each ITT Technical Institute campus group will immediately become ineligible to participate in Title IV Programs. In order to assure that the students attending an ITT Technical Institute can receive all of the Title IV Program funds necessary to pay their costs of education for the institute's Spring 1998 quarter (which starts March 9 and ends May 29), that institute must be recertified by the DOE to participate in Title IV Programs by May 29, 1998. Otherwise, none of the students enrolled in that institute could receive Title IV Program grants to pay their costs of education for such quarter and those students whose loan period began and ended with such quarter could not receive Title IV Program loans for such quarter. The Company believes that each ITT Technical Institute campus group will regain its eligibility to participate in Title IV Programs by May 29, 1998, but there can be no assurance thereof. Failure by a material number of ITT Technical Institute campus groups to regain their eligibility to participate in Title IV Programs by May 29, 1998 would have a material adverse effect on the Company's financial condition, results of operations and cash flows. If no ITT Technical Institute campus group regains its eligibility to participate in Title IV Programs by May 29, 1998, the Company estimates that its financial condition, results of operations and cash flows would be adversely affected by approximately $8.0 million to $10.0 million (pre-tax). If any subsequent academic quarter ends before an ITT Technical Institute campus group regains its eligibility, the students attending any institute in that campus group would not receive any Title IV Program grants to pay their costs of education for such quarter, and any such students whose loan period began after the institute became ineligible and ended before the campus group regained its eligibility would not receive any Title IV Program loans to pay such costs for such quarter.

     The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture and leasehold improvements. All building facilities are leased. Capital expenditures totaled $11.5 million during 1997 and included expenditures of $1.6 million for new technical institutes, $1.9 million to expand curricula offerings at existing institutes, $7.3 million to replace or add furniture or equipment at existing institutes and $0.7 million on leasehold improvements. Leasehold improvements represent part of a continuing effort by the Company to maintain its existing facilities in excellent condition. Capital expenditures increased by $3.6 million to $11.5 million in 1997 from $7.9 million in 1996, principally due to the expenditure of approximately $3.0 million for the acquisition of new computers in 1997 (required to accommodate a software upgrade for the Company's computer-aided drafting technology curriculum). New institutes have large capital additions in the first two years. To date, cash generated from operations has been sufficient to meet capital expenditures.

     The Company plans to continue to upgrade and expand current facilities and equipment. The Company expects that the 1998 capital expenditures will be approximately $10.0 million. The capital additions for a new institute are approximately $0.4 million and the capital expenditures for each new curriculum at an existing institute are approximately $0.2 million. The Company anticipates that its planned capital additions can be funded from cash flows from operations. Cash flows from operations on a long-term basis is highly dependent upon the receipt of funds from federal financial aid programs and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

YEAR 2000 COMPLIANCE

     The Company has made and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company to ensure year 2000 compliance has not been and is not anticipated to be material to its business, financial condition or results of operations.

SFAS PUBLICATIONS WITH FUTURE EFFECTIVE DATES

     The Company is required to adopt the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and begin reporting the financial information required thereunder beginning with the Company's 1998 fiscal year. The Company's adoption of these standards will not have a material impact on the financial information it will report in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state government regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and the Company's eligibility to participate in, student financial aid programs utilized by the Company's students; the results of the Company's appeal in Eldredge, et al. v. ITT Educational Services, Inc., et al. and the results of any related litigation; effects of any change in ownership of the Company resulting in a change in control of the Company, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; receptivity of students and employers to the Company's existing program offerings and new curricula; and loss of lender access to the Company's students for student loans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item appears on pages F-1 through F-14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors, nominees for Director, executive officers of the Company and disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements:

                                                                     PAGE NO. IN
                                                                     THIS FILING
                                                                     -----------
             Report of Independent Accountants......................      F-1
             Statements of Income and Retained Earnings for the
               years ended December 31, 1997, December 31, 1996 and
               December 31, 1995....................................      F-2
             Balance Sheets as of December 31, 1997 and December 31,
               1996.................................................      F-3
             Statements of Cash Flows for the years ended December
               31, 1997, December 31, 1996 and December 31, 1995....      F-4
             Notes to Financial Statements..........................      F-5

         2.  Financial Statement Schedules:

             Schedule II - Valuation and Qualifying Accounts of the Company for
               the years ended December 31, 1997, December 31, 1996 and December 31, 1995 appear on page F-13.

         3.  Quarterly Results for 1997 and 1996 (unaudited) appear on page
         F-14.

         4.  Exhibits:

             A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on page S-3, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b) Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
  ITT EDUCATIONAL SERVICES, INC.

     In our opinion, the financial statements listed in the index appearing under item 14(a)(1) and (2) on page 35, present fairly, in all material respects, the financial position of ITT Educational Services, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /S/ PRICE WATERHOUSE LLP
                                          PRICE WATERHOUSE LLP
Indianapolis, Indiana
January 10, 1998

                         ITT EDUCATIONAL SERVICES, INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
REVENUES
Tuition....................................................  $222,457    $196,692    $171,936
Other educational..........................................    39,207      35,627      29,895
                                                             --------    --------    --------
          Total revenues...................................   261,664     232,319     201,831

COSTS AND EXPENSES
Cost of educational services...............................   163,053     145,197     130,338
Student services and administrative expenses...............    72,388      66,546      57,268
                                                             --------    --------    --------
          Total costs and expenses.........................   235,441     211,743     187,606

Operating income...........................................    26,223      20,576      14,225
Interest income, net.......................................     5,565       4,119       4,802
                                                             --------    --------    --------

Income before income taxes.................................    31,788      24,695      19,027
Income taxes...............................................    12,665       9,844       7,636
                                                             --------    --------    --------

Net income.................................................    19,123      14,851      11,391
Retained earnings, beginning of period.....................    35,909      21,058       9,667
                                                             --------    --------    --------
Retained earnings, end of period...........................  $ 55,032    $ 35,909    $ 21,058
                                                             ========    ========    ========

Earnings per common share (basic and diluted)..............  $    .71    $    .55    $    .42
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ASSETS
Current assets
  Cash......................................................  $     29    $     74
  Restricted cash...........................................     3,860       5,911
  Cash invested with ITT Corporation........................    94,800      89,808
  Accounts receivable, less allowance for doubtful accounts
     of $1,393 and $1,044...................................     9,680       9,378
  Deferred income tax.......................................     2,019       1,455
  Prepaids and other current assets.........................     2,570       1,823
                                                              --------    --------
          Total current assets..............................   112,958     108,449
Property and equipment, net.................................    22,886      19,360
Direct marketing costs......................................     6,882       5,774
Other assets................................................     3,188       2,166
                                                              --------    --------
          Total assets......................................  $145,914    $135,749
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 14,974    $ 12,188
  Accrued compensation and benefits.........................     3,245       4,253
  Other accrued liabilities.................................     6,877       5,432
  Deferred tuition revenue..................................    30,850      43,532
                                                              --------    --------
          Total current liabilities.........................    55,946      65,405
Other liabilities...........................................     2,153       1,652
                                                              --------    --------
          Total liabilities.................................    58,099      67,057
                                                              --------    --------
Commitments and contingent liabilities (Note 10)
Shareholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued or outstanding.................        --          --
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 26,999,952 issued and outstanding..........       270         270
  Capital surplus...........................................    32,513      32,513
  Retained earnings.........................................    55,032      35,909
                                                              --------    --------
          Total shareholders' equity........................    87,815      68,692
                                                              --------    --------
          Total liabilities and shareholders' equity........  $145,914    $135,749
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Cash flows from operating activities:
Net income.................................................  $ 19,123    $ 14,851    $ 11,391
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization.........................     7,939       7,493       7,542
     Provision for doubtful accounts.......................     2,354       1,738       1,173
     Deferred taxes........................................       202        (443)       (240)
     Increase/decrease in operating assets and liabilities:
       Accounts receivable.................................    (2,656)     (3,524)     (2,189)
       Direct marketing costs..............................    (1,108)       (743)         23
       Accounts payable and accrued liabilities............     2,958       3,083       1,438
       Prepaids and other assets...........................    (1,769)        220         683
       Deferred tuition revenue............................   (12,682)      3,469        (908)
                                                             --------    --------    --------
Net cash provided by operating activities..................    14,361      26,144      18,913
                                                             --------    --------    --------
Cash flows used for investing activities:
  Capital expenditures, net................................   (11,465)     (7,868)     (8,206)
  Net increase in cash invested with ITT Corporation.......    (4,992)    (17,923)    (15,975)
                                                             --------    --------    --------
Net cash used for investing activities.....................   (16,457)    (25,791)    (24,181)
                                                             --------    --------    --------
Net increase (decrease) in cash and restricted cash........    (2,096)        353      (5,268)
Cash and restricted cash at beginning of period............     5,985       5,632      10,900
                                                             --------    --------    --------
Cash and restricted cash at end of period..................  $  3,889    $  5,985    $  5,632
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes..........................................  $ 12,352    $ 10,051    $  8,168
     Interest..............................................       291         273         550

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1.  OWNERSHIP AND CHANGE IN CONTROL

     Since the ITT Educational Services, Inc. (the "Company") initial public offering in 1994, 83.3% of the outstanding Common Stock of the Company has been owned by ITT Corporation ("ITT") and 16.7% has been owned by others.

     During 1997, ITT entered into a merger agreement with Starwood Hotels & Resorts Worldwide, Inc. ("Starwood, Inc.") and Starwood Hotels & Resorts Trust ("Starwood Trust"), pursuant to which ITT would become a wholly owned subsidiary of Starwood, Inc. The merger, expected to be completed in February 1998, is subject to certain conditions and the approval of the shareholders of ITT and Starwood. Following the merger, Starwood (through its ownership of ITT) would control 83.3% of the Company's outstanding Common Stock.

     The U.S. Department of Education ("DOE"), the accrediting commissions that accredit the Company's ITT Technical Institutes and most states in which the Company operates have laws, regulations and/or standards pertaining to a change in ownership and/or control of educational institutions. Most states and accrediting commissions include the sale of a controlling interest of Common Stock (such as would occur in the Starwood merger) within the definition of a change in control that would require the Company to obtain the approval from the states and reaccreditation of the ITT Technical Institutes from the accrediting commissions. Upon a change in control of the Company under the DOE's regulations (such as would occur in the Starwood merger), the ITT Technical Institutes would become ineligible to participate in the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"), until such time as the DOE recertifies the ITT Technical Institutes. Before any ITT Technical Institute may regain its eligibility to participate in Title IV Programs following a change in control, (a) the ITT Technical Institute must be accredited (or continue to be accredited) by the appropriate accrediting commission and reauthorized (or continue to be authorized) by the appropriate state education authority and (b) the change in control must otherwise be approved by the DOE.

     During this recertification process, each of the ITT Technical Institutes would immediately be ineligible to participate in Title IV Programs and may receive and disburse only those Title IV Program funds that were previously committed to the students. The time of year during which a change in control of the Company occurs, coupled with the length of time required by the ITT Technical Institutes to regain their eligibility to participate in Title IV Programs, are two important factors that will determine the impact that a change in control will have on the operating results and cash flows of the Company.

     The recertification process is expected to take 30 to 90 days. During this period, the Company will utilize its existing cash resources to fund operations. If the recertification is accomplished without delay, those funds should be replaced by Title IV Program funds that the institutes would have otherwise received since the date of the change of control. If no ITT Technical Institute campus group regains its eligibility to participate in Title IV Programs by May 29, 1998 (the end of the Company's Spring 1998 quarter) it may have an adverse effect on the Company's financial condition, results of operation and cash flows. The Company believes that each ITT Technical Institute campus group will regain its eligibility to participate in Title IV Programs by May 29, 1998, but there can be no assurance thereof.

2.  SUMMARY OF ACCOUNTING PRINCIPLES AND POLICIES

     Business Activities. The Company is a leading proprietary postsecondary education system primarily offering career-focused, technical degree programs of study. At December 31, 1997, the Company operated sixty-two (62) technical institutes throughout the United States. The Company maintains corporate headquarters in Indianapolis, Indiana.

                         ITT EDUCATIONAL SERVICES, INC.

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

     Other educational revenue is comprised of laboratory fees and textbook sales. Laboratory fees are recorded as revenue at the beginning of each quarter. Textbook sales are recognized when they occur.

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

     Direct marketing costs on the balance sheet totaled $6,882 and $5,774 at December 31, 1997 and 1996, respectively, net of accumulated amortization of $5,861 and $5,065 at those dates, respectively.

     Institute Start-Up Costs. Deferred institute start-up costs consist of all direct costs incurred at a new institute (excluding advertising costs) that are incurred from the date a lease for a technical institute facility is entered into until the first class start. Such capitalized costs are amortized on a straight-line basis over a one-year period. At December 31, 1997 and December 31, 1996, deferred start-up costs included in other assets in the balance sheet totaled $1,316 and $521, respectively, net of accumulated amortization of $174 and $799 at such dates, respectively.

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

                         ITT EDUCATIONAL SERVICES, INC.

     Earnings Per Common Share. Earnings per common share for all years have been calculated in conformity with SFAS No. 128, "Earnings Per Share." Such data is based on historical net income and the average number of shares of Common Stock outstanding during each period. The number of average shares outstanding utilized for basic earnings per share were 26,999,952 in 1997, 1996 and 1995. Average shares outstanding utilized for diluted earnings per share were 27,105,000, 27,092,000 and 27,032,000, for 1997, 1996 and 1995, respectively.
The difference in shares utilized in calculating basic and diluted earnings per share represents the average number of shares issued under the Company's stock option plan less shares assumed to be purchased with proceeds from the exercise of the stock options.

3.  RELATED PARTY TRANSACTIONS

     At December 31, 1997, and during the three-year period then ended, the relationship between the Company and ITT was governed by various agreements summarized as follows:

     Intercompany Activities. ITT provides the Company with certain centralized treasury and financing functions. The Company transfers all unrestricted cash receipts to ITT and receives funds from ITT for all disbursements. The Company earns interest on the average net cash balance held by ITT, at an interest rate that is set for a 12-month period and is 30 basis points over the most recently published rate for 12-month treasury bills. The net of all such cash transfers as well as charges from ITT for expenses related to the Company's participation in ITT's plans (such as pensions, medical insurance, federal income taxes, etc.) resulted in a net balance of cash invested with ITT as of December 31, 1997 and 1996, of $94,800 and $89,808, respectively.

     ITT also provides certain risk management, tax and pension management services. The fee (contract service charge) for such services is 0.25% of the Company's annual revenue. The contract service charges were $654, $578 and $504 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company's employees participate in certain employee benefit programs which are sponsored and administered by ITT. Administrative costs relating to these services and participation in these plans are charged to the Company using allocation methods management believes are reasonable. The Company pays a processing fee related to its participation in ITT's consolidated medical plan. The processing fees were $159, $280 and $464 in 1997, 1996 and 1995, respectively.

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

     Similarly, with respect to state, corporate, franchise or income taxes for those states where ITT files a combined or consolidated state return that includes the Company, the Company will pay as if it filed a separate tax return. With respect to ITT's consolidated federal and state returns, the Company will be responsible for any deficiencies assessed with respect to such returns if such deficiencies relate to the Company. Similarly, the Company will be entitled to all refunds paid with respect to such returns that relate to the Company. The Company will be responsible for all taxes, including assessments, if any, for prior years with respect to all other taxes payable by the Company.

     Management believes the statements of income include a reasonable allocation of costs incurred by ITT which benefit the Company. The aforementioned agreements could be modified after the proposed Starwood merger described in Note 1 is completed.

                         ITT EDUCATIONAL SERVICES, INC.

4.  FINANCIAL AID PROGRAMS

     The Company participates in various Title IV Programs. Approximately 70% of the Company's 1997 revenue was derived from funds distributed under these programs.

     The Company participates in the Federal Perkins Loan ("Perkins") program and administers on behalf of the federal government a pool of Perkins student loans which aggregated $8,517 and $8,235 at December 31, 1997 and 1996, respectively. The Company has recorded in its financial statements only its aggregate mandatory contributions to this program which at December 31, 1997 and 1996 aggregated $1,588 and $1,572, respectively. The Company has provided $971 and $955, respectively, for potential losses related to funds committed by the Company at December 31, 1997 and 1996.

     The Title IV Programs are administered by the Company in separate accounts as required by government regulation. The Company is required to administer the funds in accordance with the requirements of the Higher Education Act and DOE regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event the Company does not comply with federal requirements, or if student loan default rates rise to a level considered excessive by the federal government, the Company could lose its eligibility to participate in the Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Management believes that it is in substantial compliance with the federal requirements. Currently, the Company has been informed by the DOE that one ITT Technical Institute in Garland, Texas has default rates that are considered excessive. The Company is in the process of appealing that decision. Should the appeal be denied by the DOE, the Company does not believe the loss of Title IV Program funding at this one institute will have a material adverse effect on the Company's financial position, results of operations or cash flows.

5.  RESTRICTED CASH

     The Company participates in the Electronic Funds Transfer ("EFT") program through the DOE. All monies transferred to the Company via the EFT system are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into the Company's cash account. Such amounts are classified as restricted until they are applied to the students' accounts.

6.  PROPERTY AND EQUIPMENT

     Fixed assets include the following:

                                                             DECEMBER 31
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Furniture and equipment................................  $ 62,514    $ 52,317
Leasehold improvements.................................     7,848       7,017
Land and land improvements.............................       110         110
Construction in progress...............................       325       1,142
                                                         --------    --------
                                                           70,797      60,586
Less accumulated depreciation..........................   (47,911)    (41,226)
                                                         --------    --------
                                                         $ 22,886    $ 19,360
                                                         ========    ========

                         ITT EDUCATIONAL SERVICES, INC.

7.  TAXES

     The provision for income taxes includes the following:

                                                    YEAR ENDED DECEMBER 31
                                                 ----------------------------
                                                  1997       1996       1995
                                                 -------    -------    ------
Current
  Federal......................................  $10,399    $ 8,673    $6,571
  State........................................    2,064      1,614     1,305
                                                 -------    -------    ------
                                                  12,463     10,287     7,876
Deferred
  Federal......................................      168       (370)     (200)
  State........................................       34        (73)      (40)
                                                 -------    -------    ------
                                                     202       (443)     (240)
                                                 -------    -------    ------
                                                 $12,665    $ 9,844    $7,636
                                                 =======    =======    ======

     Deferred tax assets (liabilities) include the following:

                                                         DECEMBER 31
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Direct marketing costs........................  $(2,698)   $(2,263)   $(1,973)
Institute start-up costs......................     (516)      (204)      (392)
Depreciation..................................      759        785        744
Reserves and other............................    2,399      1,828      1,324
                                                -------    -------    -------
Net deferred tax assets (liabilities).........  $   (56)   $   146    $  (297)
                                                =======    =======    =======

     Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                         1997    1996    1995
                                                         ----    ----    ----
Statutory U.S. federal income tax rate.................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit.............   4.1     4.1     4.3
Permanent differences and other........................    .7      .8      .8
                                                         ----    ----    ----
Effective income tax rate..............................  39.8%   39.9%   40.1%
                                                         ====    ====    ====

8.  RETIREMENT PLANS

     Employee Pension Benefits. The Company participates in the Retirement Plan for Salaried Employees of ITT Corporation, a non-contributory defined benefit, final average pay pension plan which covers substantially all employees of the Company. ITT determines the aggregate amount of pension expense on a consolidated basis based on actuarial calculations and such expense is allocated to participating units on the basis of compensation covered by the plan. For the years ended December 31, 1997, 1996 and 1995, pension expense as a percentage of covered compensation for employees over age 21 who had more than one year of service was 6.84%, 6.57% and 5.52%, respectively, which resulted in charges to the Company of $4,458, $3,783 and $2,983, respectively.

     Retirement Savings Plan. The Company participates in The ITT 401K Retirement Savings Plan, a defined contribution plan which covers substantially all employees of the Company. The Company's

                         ITT EDUCATIONAL SERVICES, INC.

non-matching and matching contributions under this plan are provided for through the issuance of common shares of ITT. The costs of the non-matching and matching Company contributions are charged by ITT to the Company. For the years ended December 31, 1997, 1996 and 1995, the costs of providing this benefit (including an allocation of the administrative costs of the plan) were $2,104, $1,749 and $1,369, respectively.

9.  STOCK OPTION AND KEY EMPLOYEE INCENTIVE PLANS

     The Company adopted and the stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan ("1994 Plan") and the 1997 ITT Educational Services, Inc. Incentive Stock Plan ("1997 Plan"). The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the 1994 Plan or the 1997 Plan. The Company has elected, as permitted by the standard, to continue following its intrinsic value based method of accounting for stock options consistent with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the exercise price.

     Under the 1994 Plan, a maximum of 405,000 shares of Common Stock may be issued upon exercise of options. Under the 1997 Plan, a maximum of 1.5% of the outstanding common shares may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Plan, a maximum of 4,050,000 shares of Common Stock may be issued upon exercise of options. The option price may not be less than 100% of the fair market value of the Common Stock on the date of grant and the options will vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. The options outstanding at December 31, 1997, are as follows:

     1994 PLAN

                                                           NUMBER OF    OPTION
                      DATE OF GRANT                         SHARES      PRICE
                      -------------                        ---------    ------
December 27, 1994........................................   135,000     $ 4.44
October 2, 1995..........................................    56,250       8.89
February 12, 1996........................................    67,500      11.94
February 10, 1997........................................   146,250      24.25
                                                            -------
                                                            405,000
                                                            =======

     1997 PLAN

        None

     During 1997, 1996 and 1995 no options were exercised, expired or canceled. At December 31, 1997, 195,000 stock options are exercisable with a weighted average price of $6.16.

     Compensation costs for the 1994 Plan, calculated in accordance with SFAS No. 123, are not significant for the years ending December 31, 1996 and 1995. Had compensation costs been determined based upon the fair value of the stock options at grant date consistent with SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts of $18,519 and $.69 (basic earnings per share) and $.68 (diluted earnings per share), respectively, from the as reported amounts of $19,123 and $.71.

     The fair value of each option grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.6%, 5.7% and 6.4%; expected lives of 10 years; volatility of 46% and no dividend yield.

                         ITT EDUCATIONAL SERVICES, INC.

     In January 1998, an additional 405,000 stock options, at an option price of $21.69 each, were granted by the Board of Directors.

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

     Rent expense was composed of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Minimum rentals...............................  $18,961    $17,131    $15,842
Contingent rentals............................      272        249        223
                                                -------    -------    -------
                                                $19,233    $17,380    $16,065
                                                =======    =======    =======

     Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997, are as follows:

1998....................................................    $ 20,855
1999....................................................      19,681
2000....................................................      19,818
2001....................................................      15,982
2002....................................................      13,547
Later Years.............................................      43,885
                                                            --------
                                                            $133,768
                                                            ========

     Operating leases related to four institutes that are still in the developmental phase at December 31, 1997 include special clauses that allow the Company to terminate the lease within one year of signing the lease if the new school is not accredited. If this were to occur, the Company would be liable, at the date of termination, for an agreed upon termination cost based on the lessor's tenant improvement costs. The future minimum rental payments schedule above includes such termination costs for the four institutes. If the institutes are accredited as expected, aggregate additional minimum rental payments of $4,290 will be required over the lease term.

     Rent expense and future minimum rental payments related to equipment leases are not material.

     Contingent Liabilities. In December 1994, the Company entered into an agreement with an unaffiliated, private funding source to provide loans to students of certain technical institutes. The agreement requires the Company to guarantee repayment of the loans. Outstanding loans at December 31, 1997 aggregated $1,457. Additionally, the Company is required to maintain on deposit with the lender 15% of the aggregate principal balance of outstanding loans. This interest bearing deposit is included in other assets in the balance sheet.

     The Company has a number of pending legal and other claims arising out of the normal course of business. Among the legal actions is Eldredge, et al. v. ITT Educational Services, Inc., et al. (the "Eldredge

                         ITT EDUCATIONAL SERVICES, INC.

Case"). This action was filed on June 8, 1995 in San Diego, California, by seven graduates of the San Diego ITT Technical Institute. In October 1996, the jury in this action rendered a verdict against the Company and awarded the plaintiffs general damages of approximately $0.2 million and exemplary damages of $2.6 million. The judge also awarded the plaintiffs attorney's fees and costs, in the amount of approximately $0.9 million, and interest. The Company is seeking to overturn the awards and has appealed the decision. Management, based on the advice of counsel, believes it is probable that it will prevail in its appeal, thus no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' attorney's fees and costs and the interest assessed thereon.

     In January 1997, six legal actions were filed against the Company in San Diego, California by a total of 21 former students of the San Diego ITT Technical Institute. In June 1997, a legal action was filed against the Company in Orlando, Florida by three former students of the Maitland ITT Technical Institute. The plaintiffs in one of the California actions and in the Florida action seek to have each of their actions certified as a class action. Recently, the court denied the plaintiffs' request to have the California action certified as a class action. If a class action is certified, the number of plaintiffs that may be awarded damages would increase significantly. The claims alleged in all seven legal actions are similar to the claims alleged in the Eldredge Case, relate primarily to the Company's marketing and recruitment practices and include misrepresentation and violations of certain state statutes. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

     In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                                                     SCHEDULE II

                         ITT EDUCATIONAL SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                BALANCE AT
                                                BEGINNING     CHARGED TO                   BALANCE AT
                 DESCRIPTION                    OF PERIOD      EXPENSES     WRITE-OFFS    END OF PERIOD
                 -----------                    ----------    ----------    ----------    -------------
Allowance for Doubtful Accounts:
Year Ended December 31, 1997..................    $1,044        $2,354       $(2,005)        $1,393
Year Ended December 31, 1996..................    $  963        $1,738       $(1,657)        $1,044
Year Ended December 31, 1995..................    $1,171        $1,173       $(1,381)        $  963
FFEL Reserve(1)
Year Ended December 31, 1997..................    $  955        $   16       $     0         $  971
Year Ended December 31, 1996..................    $  955        $    0       $     0         $  955
Year Ended December 31, 1995..................    $  893        $   62       $     0         $  955

---------------
(1) Represents Federal Family Education Loan/Perkins Loan programs.

                         ITT EDUCATIONAL SERVICES, INC.

                               QUARTERLY RESULTS
                               FOR 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                          -----------------------------------------
                                          MAR. 31    JUNE 30    SEPT. 30    DEC. 31      YEAR
                                          -------    -------    --------    -------    --------
1996
Revenues................................  $57,103    $51,568     $65,113    $58,535    $232,319
Cost and expenses.......................  $49,992    $51,954     $55,072    $54,725    $211,743
Operating income........................  $ 7,111    $  (386)    $10,041    $ 3,810    $ 20,576
Interest income, net....................  $   947    $   909     $ 1,076    $ 1,187    $  4,119
Net income..............................  $ 4,835    $   314     $ 6,670    $ 3,032    $ 14,851
Earnings per share (basic and
  diluted)*.............................  $  0.18    $  0.01     $  0.25    $  0.11    $   0.55
1997
Revenues................................  $64,476    $58,412     $73,060    $65,716    $261,664
Cost and expenses.......................  $55,520    $58,263     $60,775    $60,883    $235,441
Operating income........................  $ 8,956    $   149     $12,285    $ 4,833    $ 26,223
Interest income, net....................  $ 1,380    $ 1,193     $ 1,478    $ 1,514    $  5,565
Net income..............................  $ 6,202    $   805     $ 8,258    $ 3,858    $ 19,123
Earnings per share (basic and
  diluted)..............................  $  0.23    $  0.03     $  0.30    $  0.14    $   0.71
Other Operating Data:
  Operating losses from new technical
     institutes before income taxes**
     1996...............................  $ 1,405    $ 2,230     $ 1,227    $   859    $  5,721
     1997...............................  $   964    $ 1,035     $   592    $   574    $  3,165

---------------
 * Earnings per share data are based on historical net income and the number of shares of Common Stock outstanding during each period after giving retroactive effect to the three-for-two stock splits in April and November 1996. Earnings per share for all quarters have been calculated in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

** Operating losses from new technical institutes before income taxes represents operating losses before income taxes, including amortization of deferred pre-operating costs, for institutes in the first 24 months after their first class start.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ITT Educational Services, Inc.

                                          By:     /s/ RENE R. CHAMPAGNE
                                            ------------------------------------
                                                     Rene R. Champagne
                                               Chairman, President and Chief
Dated: February 12, 1998                              Executive Officer

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

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

               /s/ RENE R. CHAMPAGNE                 Chairman, President, Chief       February 12, 1998
---------------------------------------------------    Executive Officer and
                 Rene R. Champagne                     Director (Principal Executive
                                                       Officer)

                 /s/ GENE A. BAUGH                   Senior Vice President and Chief  February 12, 1998
---------------------------------------------------    Financial Officer (Principal
                   Gene A. Baugh                       Financial Officer and
                                                       Principal Accounting Officer)

               /s/ BETTE B. ANDERSON                 Director                         February 12, 1998
---------------------------------------------------
                 Bette B. Anderson

                /s/ RAND V. ARASKOG                  Director                         February 12, 1998
---------------------------------------------------
                  Rand V. Araskog

               /s/ ROBERT A. BOWMAN                  Director                         February 12, 1998
---------------------------------------------------
                 Robert A. Bowman

                 /s/ JOHN E. DEAN                    Director                         February 12, 1998
---------------------------------------------------
                   John E. Dean

             /s/ JAMES D. FOWLER, JR.                Director                         February 12, 1998
---------------------------------------------------
               James D. Fowler, Jr.

               /s/ LESLIE LENKOWSKY                  Director                         February 12, 1998
---------------------------------------------------
                 Leslie Lenkowsky

                /s/ RICHARD S. WARD                  Director                         February 12, 1998
---------------------------------------------------
                  Richard S. Ward

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----
<->                                                  Director                         February 12, 1998
                   /s/ VIN WEBER
---------------------------------------------------
                     Vin Weber

               /s/ MARGITA E. WHITE                  Director                         February 12, 1998
---------------------------------------------------
                 Margita E. White

                               INDEX TO EXHIBITS

                                                                        PAGE NO.
EXHIBIT                                                                 IN THIS
  NO.                             DESCRIPTION                            FILING
-------                           -----------                           --------
  3.1     (1) Restated Certificate of Incorporation, as Amended to
               Date...................................................
  3.2     (2) Restated By-laws, as Amended to Date....................
 10.1     (3) Registration Rights Agreement between the Company and
               ITT....................................................
 10.2     (3) Tax Sharing Agreement between the Company and ITT.......
 10.3     (3) Intercompany Agreement between the Company and ITT......
 10.4     (3) Trade Name and Service Mark License Agreement between
               the Company
               and ITT................................................
 10.5     (3) Employee Benefits and Administrative Services Agreement
               between the Company and ITT............................
 10.6     (3) Treasury Services and Credit Facilities Agreement
               between the Company and ITT............................
 10.7     *(4) ITT Educational Services, Inc. 1994 Stock Option
               Plan...................................................
 10.8     *(5) 1997 ITT Educational Services, Inc. Incentive Stock
               Plan...................................................
 11       Statement re Computation of Per Share Earnings..............
 23       Consent of Price Waterhouse LLP.............................
 27       Financial Data Schedule.....................................

---------------
  * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as the same exhibit number to the Company's 1996 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(2) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-8 (Registration No. 33-38883) is incorporated herein by reference.

(3) The copy of this exhibit filed as the same exhibit number to the Company's 1994 Annual Report on Form 10-K is incorporated herein by reference.

(4) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.

(5) The copy of this exhibit filed as the same exhibit number to the Company's 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.