Form 10-Q
period 1998-03-31
ITT EDUCATIONAL SERVICES INC
filed 1998-04-28
CIK 922475

                                   FORM 10-Q
                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period  ENDED MARCH 31, 1998
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                        Yes /X/                  No  / /

                                  26,999,952

 Number of shares of Common Stock, $.01 par value, outstanding at April 28,
 1998

                       ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana

             Quarterly Report to Securities and Exchange Commission
                               March 31, 1998

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                                     INDEX

                                                                                                                Page
                                                                                                                ----
Statements of Income (unaudited) for the three months ended March 31, 1998 and 1997 .............................. 3

Balance Sheets as of March 31, 1998 and 1997 (unaudited) and December 31,1997 .................................... 4

Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997 .........................  5

Notes to Financial Statements .................................................................................... 6


                        ITT EDUCATIONAL SERVICES,INC.
                             STATEMENTS OF INCOME
                     (IN THOUSANDS,EXCEPT PER SHARE DATA)
                                 (UNAUDITED)





                                                 THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                          1998            1997
                                                --------------  --------------
 REVENUES
 Tuition                                               $62,587         $55,746
 Other educational                                       9,700           8,730
                                                --------------  --------------
  Total revenues                                        72,287          64,476
                                                --------------  --------------

 COSTS AND EXPENSES
 Cost of educational services                           41,438          37,984
 Student services and administrative expenses           19,436          17,536
 Change in control expenses                                443              --
                                                --------------  --------------
  Total costs and expenses                              61,317          55,520
                                                --------------  --------------

 Operating income                                       10,970           8,956

 Interest income, net                                    1,244           1,380
                                                --------------  --------------

 Income before income taxes                             12,214          10,336

 Income taxes                                            4,886           4,134
                                                --------------  --------------

 Net income                                             $7,328          $6,202
                                                ==============  ==============

 Earnings per common share (basic and diluted)           $0.27           $0.23


The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                 MARCH 31, 1998    DECEMBER 31, 1997   MARCH 31, 1997
                                                  (UNAUDITED)                           (UNAUDITED)
                                                ----------------    -----------------  --------------
ASSETS
Current assets
 Cash and cash equivalents                               $90,217        $     29            $     62
 Restricted cash                                           6,689           3,860                 844
 Cash invested with ITT Corporation                           --          94,800              85,936
 Accounts receivable, net                                 12,770           9,680               9,797
 Deferred income tax                                       1,843           2,019               1,217
 Prepaids and other current assets                         3,939           2,570               4,248
                                                ----------------  --------------         -----------
    Total current assets                                 115,458         112,958             102,104
Property and equipment, net                               22,937          22,886              21,429
Direct marketing costs                                     7,054           6,882               5,969
Other assets                                               3,338           3,188               1,946
                                                ----------------  --------------         -----------
    Total assets                                        $148,787        $145,914            $131,448
                                                ================  ==============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                      $  11,639       $  14,974           $  14,039
 Accrued compensation and benefits                         5,054           3,245               3,481
 Other accrued liabilities                                11,729           6,877               6,617
 Deferred tuition revenue                                 23,041          30,850              30,800
                                                ----------------  --------------         -----------
    Total current liabilities                             51,463          55,946              54,937
Other liabilities                                          2,181           2,153               1,617
                                                ----------------  --------------         -----------
    Total liabilities                                     53,644          58,099              56,554
                                                ----------------  --------------         -----------

Shareholders' equity
  Preferred stock, $.01 par value,
    5,000,000 shares authorized, none
    issued or outstanding                                     --              --                  --
  Common stock, $.01 par value, 50,000,000
    shares authorized, 26,999,952 issued and
    outstanding                                              270             270                 270
  Capital surplus                                         32,513          32,513              32,513
  Retained earnings                                       62,360          55,032              42,111
                                                ----------------  --------------         -----------
    Total shareholders' equity                            95,143          87,815              74,894
                                                ----------------  --------------         -----------
    Total liabilities and shareholders' equity          $148,787        $145,914            $131,448
                                                ================  ==============         ===========

The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                               1998       1997
                                                              -------    -------
 Cash flows from operating activities:
 Net income                                                   $ 7,328   $ 6,202
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                              2,214     1,958
     Provision for doubtful accounts                              674       453
     Deferred taxes                                               232       227
     Increase/decrease in operating assets and liabilities:
       Accounts receivable                                     (3,764)     (872)
       Direct marketing costs                                    (172)     (195)
       Accounts payable and accrued liabilities                 3,298     2,240
       Prepaids and other assets                               (1,519)   (2,205)
       Deferred tuition revenue                                (7,809)  (12,732)
                                                              -------  --------
 Net cash provided by (used for) operating activities             482    (4,924)
                                                              -------  --------

 Cash flows used for investing activities:
   Capital expenditures, net                                   (2,265)  (4,027)
   Net decrease in cash invested with
       ITT Corporation                                         94,800     3,872
                                                              -------  --------
 Net cash provided by (used for) investing activities          92,535      (155)
                                                              -------  --------
 Net increase (decrease) in cash, cash equivalents
  and restricted cash                                          93,017    (5,079)

 Cash, cash equivalents and restricted cash
  at beginning of period                                        3,889     5,985
                                                              -------  --------

 Cash, cash equivalents and restricted cash at end of period  $96,906      $906
                                                              =======  ========

The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1. The accompanying unaudited financial statements have been prepared by ITT Educational Services, Inc. (the "Company") without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire calendar year.

2. Since the Company's initial public offering in 1994, 83.3% of the outstanding Common Stock of the Company has been owned by ITT Corporation ("ITT"). On February 23, 1998, Starwood Hotels and Resorts Worldwide, Inc. ("Starwood, Inc.") completed the acquisition (the "Merger") of ITT and ITT became a subsidiary of Starwood, Inc. As a result of the Merger, each ITT Technical Institute campus group became ineligible to participate in the federal student financial aid programs. Effective March 20, 1998, the eligibility of each ITT Technical Institute campus group to participate in federal student financial aid programs was reinstated by the U.S. Department of Education ("DOE") with certain conditions imposed by the DOE. The Company believes that it is in compliance with or satisfies these DOE conditions.

     On February 13, 1998, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which ITT plans to sell up to 13,050,000 shares of the Company's common stock to the public (48.3% of the outstanding shares) (the "Offering"). The Offering will not constitute a change of control under the DOE's regulations.

     Since the Company's initial public offering in 1994, the relationship between the Company and ITT has been governed by various agreements pursuant to which ITT provided certain services to the Company. These agreements have been modified since the Merger and the new agreements will become effective upon the closing of the Offering. Management believes that the new agreements, including the transfer of any assets or liabilities from ITT to the Company contemplated thereunder, will not have a material effect on the Company's financial position, results of operations or cash flows.

     Until February 5, 1998, the Company's cash receipts were forwarded to ITT on a daily basis and the Company's cash disbursements were generally funded by ITT out of the Company's cash balances invested with ITT. On February 5, 1998, ITT transferred approximately $83.0 million to the Company and the Company has since been performing its own cash management function. The invested funds are included in cash and cash equivalents at March 31, 1998.

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

     In January 1997, six legal actions were filed against the Company in San Diego, California by a total of 21 former students of the San Diego ITT Technical Institute. The claims alleged in these legal actions are similar to the claims alleged in the Eldredge Case, relate primarily to the Company's marketing and recruitment practices and include misrepresentation and violations of certain state statutes. The plaintiffs in one of the California actions seek to have their action certified as a class action. Recently, the court denied such plaintiffs' request. In June 1997, a legal action was filed against the Company in Orlando, Florida by three former students of the Maitland ITT Technical Institute. In April 1998, the legal action in Florida was dismissed without prejudice by the plaintiffs. In April 1998, a legal action was filed against the Company in San Diego, California by nine former students who attended the hospitality program at either the Maitland or San Diego ITT Technical institute. The claims alleged in this action are similar to the claims alleged in the Eldredge Case, relate primarily to the Company's marketing and recruitment practices and include fraud and violations of certain federal and state statutes.
     The plaintiffs seek to have their action certified as a class action on behalf of all persons similarly situated who attended the hospitality program at the Indianapolis, Maitland, Portland or San Diego ITT Technical Institutes. If a class action is certified in either California action, the number of plaintiffs that may be awarded damages would increase significantly.

     In the opinion of management, the ultimate outcome of these matters should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1997 for discussion of cash receipts from financial aid programs, nature of capital additions, seasonality of revenues, components of income statement captions, interest payments on cash invested with ITT, default rates and other matters.

The Company records it revenues as students attend class. Due to the two week vacations in June and December, the first and third quarters include 13 weeks of revenue and the second and fourth quarters include 11 weeks of revenue. The Company's incurrence of costs, however, is generally not affected by the academic schedule and such costs do not fluctuate significantly on a quarterly basis. As a result, net income in the second and fourth quarters is significantly less than in the first and third quarters.

Results of Operations

Revenues increased $7.8 million, or 12.1% to $72.3 million in the three months ended March 31, 1998 from $64.5 million in the three months ended March 31, 1997. This increase was due primarily to a 5% increase in tuition rates in September 1997 and an 8.2% increase in the total student enrollment at January 1, 1998 compared to January 1, 1997. The number of students attending ITT Technical Institutes at January 1, 1998 was 24,498 compared to 22,633 at January 1, 1997.

The total number of first-time and re-entering students beginning classes in March 1998 was 4,730 compared to 4,363 for the same period in 1997. First-time students numbered 3,882 in March 1998 compared to 3,619 in March 1997. The total student enrollment on March 31, 1998 was 23,879, compared to 22,172 on March 31, 1997, an increase of 7.7%.

Cost of educational services increased $3.4 million, or 8.9%, to $41.4 million in the three months ended March 31, 1998 from $38.0 million in the three months ended March 31, 1997. This increase was principally a result of costs required to service the increased enrollment, normal inflationary cost increases for wages, rent and other costs of services, and increased costs at new technical institutes (one opened in June 1997 and two in December 1997). Cost of educational services decreased to 57.3% of revenues in the three months ended March 31, 1998 compared to 58.9% of revenues in the three months ended March 31, 1997, because there was no provision for legal expenses in the legal actions associated with the hospitality program (see Note 3 of Notes to Financial Statements) during this period in 1998, compared with $0.5 million in the three months ended March 31, 1997, and because the greater revenues did not cause an increase in the fixed portion of rent, administrative salaries and other costs included in the cost of educational services.

Student services and administrative expenses increased $1.9 million, or 10.9%, to $19.4 million in the three months ended March 31, 1998 from $17.5 million in the three months ended March 31, 1997. The Company increased its media advertising expenses in the three months ended March 31, 1998 by approximately 8.1% over the same expenses incurred in the three months ended March 31, 1997. Student services and administrative expenses decreased to 26.9% of revenues in the three months ended March 31, 1998 compared to 27.2% in the three months ended March 31, 1997, primarily because the greater revenues did not cause an increase in the fixed portion of the marketing and headquarters expenses.

The Company incurs operating losses when opening new institutes. Two new institutes were opened in 1995, three in 1996, three in 1997 and one in the first three months of 1998. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) during the three months ended March 31, 1998 and 1997 for institutes open less than 24 months were $1.1 million and $1.0 million, respectively.

Change in control expenses represent fees to the accrediting commissions and state education authorities that regulate the Company's ITT Technical Institutes, fees and expenses of accountants to conduct an audit of the balance sheet as of the date of the Merger as required under applicable regulations and other expenses caused by the Merger. (See Note 2 of Notes to Financial Statements.)

Operating income increased $2.0 million, or 22.2%, to $11.0 million in the three months ended March 31, 1998 from $9.0 million in the three months ended March 31, 1997 (a 27.4% increase before the non-recurring change in control expenses). The operating margin increased to 15.2% of revenues in the three months ended March 31, 1998, up from 13.9% in the three months ended March 31, 1997 primarily because the greater revenues did not cause an increase in the fixed portion of expenses.

Interest income in the three months ended March 31, 1998 decreased $0.1 million from the three months ended March 31, 1997 primarily because the Company did not receive any federal student financial aid funds from February 22, 1998 to March 20, 1998 due to the change in control of the Company resulting from the Merger. Interest income earned on the increased cash investments was offset by a decrease in the interest rate earned on the cash invested by the Company (i.e., 5.5% in the three months ended March 31, 1998 compared to 6.3% in the three months ended March 31, 1997).

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and the receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Until February 5, 1998, the Company's cash receipts were forwarded to ITT on a daily basis and the Company's cash disbursements were generally funded by ITT out of the Company's cash balances invested with ITT. The Company's cash invested with ITT Corporation is separately shown on the balance sheets as of December 31, 1997 and March 31, 1997. On February 5, 1998, ITT transferred approximately $83.0 million to the Company. The Company has been performing its own cash management functions since February 5, 1998 and no longer has any cash invested with ITT. The invested funds are included in the caption "cash and cash equivalents" in the March 31, 1998 balance sheet.

The DOE issued new regulations in November 1996, which became effective July 1, 1997, that revised the procedures governing how an institution participating in federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs") requests, maintains, disburses and otherwise manages Title IV Program funds. These new regulations require the Company to receive Title IV Program loan funds in three equal quarterly disbursements rather than the two disbursements previously permitted. The Company estimates that this change decreased deferred tuition revenues or increased accounts receivable at March 31, 1998 by approximately $15.0 million compared to March 31, 1997 and decreased interest income in the three months ended March 31, 1998, by approximately $0.2 million from interest income in the three months ended March 31, 1997.

Net cash provided by operating activities was $0.5 million in the three months ended March 31, 1998 compared to $4.9 million used for operating activities in the three months ended March 31, 1997. This $5.4 million increase in cash provided by operating activities was due primarily to the timing of payments to ITT under current intercompany agreements. As of March 31, 1998, the Company had not made payments to ITT aggregating $4.7 million for estimated federal income taxes, pension expenses and medical expenses for the first quarter of 1998, pending the negotiation of new intercompany agreements between the Company and ITT in connection with the Merger and the Offering.

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

Any corporate reorganization of, or future disposition of the Common Stock by, ITT could constitute a change in control of the Company and the ITT Technical Institutes. A material adverse effect on the Company's financial condition, results of operations and cash flows would result if a change in control of the Company occurred and a material number of ITT Technical Institutes failed, in a timely manner, to be reauthorized by the state education authorities, reaccredited by their accrediting commissions or recertified by the DOE to participate in Title IV Programs.

Capital expenditures were $2.3 million in the three months ended March 31, 1998 compared to $4.0 million in the three months ended March 31, 1997. This decrease was due primarily to the approximately $3.0 million expenditure for new computers in the first quarter of 1997 (required to accommodate a software upgrade for the Company's computer-aided drafting technology curriculum). The Company expects that the capital additions for the full 1998 year will be approximately $10.0 million or a $1.5 million decrease from 1997.

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

Management, based on the advice of counsel, believes that it is probable that it will prevail in its appeal in the Eldredge Case (see Note 3 to the Financial Statements), thus no provision for the awards in that case has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' reasonable attorney's fees and costs, and the prejudgment and post-judgment interest assessed thereon.

The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The adoption of this SOP is not expected to have a material impact on the annual operating results of the Company.

Additionally, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up cost and requires the cost of start-up activities to be expensed as incurred. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998. Initial application should be reported as a cumulative effect of a change in accounting principle as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes." The Company intends to adopt this standard in the first quarter of 1999. The cumulative effect of the change in accounting is not expected to have a material effect on the 1999 annual operating results of the Company.

Factors That May Affect Future Results

This report contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and the Company's eligibility to participate in, student financial aid programs utilized by the Company's students; the results of the Company's appeal in Eldredge, et al. v. ITT Educational Services, Inc., et al. and the results of any related litigation; effects of any change in ownership of the Company resulting in a change in control of the Company, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; receptivity of students and employers to the Company's existing program offerings and new curricula; loss of lender access to the Company's students for student loans; and a substantial increase in the shares of Common Stock available for sale in the market if some or all of ITT's Common Stock holdings are divested.

                                    PART II


ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business. Among the legal actions currently pending are:

   1.  Eldredge, et al. v. ITT Educational Services, Inc., et al. (Civil
       Action No. 689376), was filed on June 8, 1995 in the Superior Court of San Diego County in San Diego, California by seven graduates of the hospitality program at the San Diego ITT Technical Institute. The suit alleged, among other things, misrepresentation, civil conspiracy and statutory violations of the California Education Code
       ("CEC"), California Business and Professions Code ("CBPC") and California Consumer Legal Remedies Act ("CCLRA") by the Company, ITT and three employees of the Company. The plaintiffs claimed that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of the plaintiffs for, and/or in the promotion of, the program, (b) provided inadequate instruction to the plaintiffs, (c) used inadequate facilities and equipment in the program and inappropriate forms of contracts with the plaintiffs, (d) failed to provide the plaintiffs with all required information and disclosures and (e) misrepresented the plaintiffs' prospects for employment upon graduation, the employment of the program's graduates and the plaintiffs' ability to transfer program credits. The jury rendered a verdict against the Company and ITT in this action in October 1996. General damages of approximately $0.2 million were assessed against the Company and ITT, jointly, on the plaintiffs' misrepresentations and CEC claims.
       Exemplary damages of $2.6 million and $4.0 million were assessed against the Company and ITT, respectively. The judge also awarded the plaintiffs attorney's fees and costs in the amount of approximately $0.9 million. Prejudgment interest was assessed on the general damages award and post-judgment interest was assessed on the entire award. The plaintiffs' CBPC and CCLRA claims and their claims against the Company employees were dismissed, and the judge vacated the jury verdict against ITT. The Company is seeking to overturn the awards and has appealed the decision. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based on the advice of counsel, believes it is probable that it will prevail in its appeal and, thus, no provision (other than the Company's legal expenses) for these awards has been made. If the Company's appeal of the judgment in the Eldredge Case is unsuccessful, a charge to earnings would be taken at that time in the amount of the awards, including the general and exemplary damages assessed against the Company, the plaintiffs' attorney's fees and costs and the prejudgment and post-judgment interest assessed thereon. In addition, a California statute prohibits the Company's California regulator from approving an application for a change in control of any institution submitted by an applicant that has been found in any judicial or administrative proceeding to have violated Chapter 7 (formerly Chapter 3) of the CEC ("Chapter 7") . Since the jury in the Eldredge Case determined that the Company violated Chapter 7, it is questionable whether the Company's California regulator will approve any subsequent application for a change in control submitted by the Company for any of the 11 ITT Technical Institutes in California; however, the California regulator has approved the Company's applications for a change in control of the 11 ITT Technical Institutes in California necessitated by the Merger. There can be no assurance that the California regulator will approve any subsequent application for a change in control of an ITT Technical Institute in California submitted by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Other legal proceedings (such as the actions discussed below) have resulted and may continue to result from other persons alleging similar claims of misrepresentation and violations of certain statutory provisions.

   2.   Robb, et al. v. ITT Educational Services, Inc., et al. (Civil
        Action No. 00707460), was filed on January 24, 1997 in the Superior Court of San Diego County in San Diego, California by four graduates of the San Diego ITT Technical Institute. The suit, as originally filed, alleged, among other things, statutory violations of the CEC and CBPC by the Company and ten employees of the Company. The plaintiffs in the original complaint sought compensatory damages, civil penalties, injunctive relief, disgorgement of ill-gotten gains, restitution (including return of educational costs) on behalf of plaintiffs and all other persons similarly situated who attended an ITT Technical Institute in California, attorney's fees and costs, and to have the action certified as a class action. The plaintiffs amended their complaint on August 14, 1997. The amended complaint deletes three and adds two named plaintiffs. Each of the three plaintiffs was a student who attended one of three different programs (i.e., hospitality, electronics engineering technology and computer-aided drafting technology) at an ITT Technical Institute in California. The plaintiffs in the amended complaint allege only violations of the CEC, based on the plaintiffs' claims that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the programs offered in California, (b) failed to provide students with all required information and disclosures and (c) misrepresented students' prospects for employment upon graduation and the employment of the programs' graduates. The plaintiffs seek (a) a refund of an unspecified amount representing all consideration paid to the Company by the plaintiffs and all other persons similarly situated who attended any of the programs in California at any time from January 1, 1991 through December 31, 1996, (b) a state statutory penalty equal to two times the refund amount, (c) injunctive relief and (d) an unspecified amount of attorney's fees and costs. The plaintiffs' request to have this action certified as a class action has been denied.

   3.   Iverson, et al. v. ITT Educational Services, Inc., et al. (Civil
        Action No. 00707705); Ohrt v. ITT Educational Services, Inc., et al. (Civil Action No. 00707706); Sayers v. ITT Educational Services, Inc., et al. (Civil Action No. 00707707); Barrent, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707708); and Kellum, et al.
        v. ITT Educational Services, Inc., et al. (Civil Action No. 00707709), were each filed on January 31, 1997 in the Superior Court of San Diego County in San Diego, California. Each of the five actions (involving, in total, 17 former students who attended the hospitality program at the San Diego ITT Technical Institute) alleges statutory violations of the CEC, the CBPC and the California Consumer Contract Awareness Act of 1990, intentional misrepresentation and/or concealment, and civil conspiracy by the Company, ITT and a Company employee. The plaintiffs claim that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of the plaintiffs for, and/or in the promotion of, the program, (b) used inadequate facilities and equipment in the program and inappropriate forms of contracts with the plaintiffs, (c) failed to provide the plaintiffs with all required information and disclosures and a fully executed copy of their contracts with the Company and (d) misrepresented the plaintiffs' prospects for employment upon graduation, the employment of the program's graduates and the plaintiffs' externship portion of the program. The plaintiffs in each action seek various forms of recovery, including (a) an unspecified amount for compensatory damages, disgorgement of ill-gotten gains, restitution, attorney's fees and costs, (b) state statutory penalties equal to two times actual damages,
        (c) injunctive relief and (d) $10 million in exemplary damages. These actions are currently at the discovery stage.

   4. DeBattista, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 97-1366-CA-15-W), was filed on June 25, 1997 in the Circuit Court of Seminole County in Orlando, Florida by three former students who attended the hospitality program at the Maitland ITT Technical
        Institute.   The suit alleged violations of the Florida Deceptive and
        Unfair Trade Practices Act ("FDUTPA"), the Florida Civil Remedies for Criminal Practices Act ("FCRCPA") and Florida statutes prohibiting misleading advertising, common law fraud and/or concealment, civil conspiracy and rescission by the Company, ITT and seven employees of the Maitland ITT Technical Institute. The plaintiffs claimed that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the program and (b) misrepresented students' prospects for employment upon graduation, the employment of the program's graduates and the students' externship portion of the program. The plaintiffs sought various forms of recovery, including an unspecified amount for (a) actual damages, statutory penalties equal to three times actual damages, exemplary damages and equitable rescission on behalf of the plaintiffs and all other persons similarly situated who attended the program at the Maitland ITT Technical Institute at any time from January 1, 1991 through December 31, 1995 and (b) attorney's fees, interest and costs. The plaintiffs also sought to have the action certified as a class action. The plaintiffs dismissed this action without prejudice in April 1998.

   5.   Collins, et al. v. ITT Educational Services, Inc., et al. (Civil
        Action No. 98 cv 0659 BTM), was filed on April 6, 1998 in the U.S. District Court for the Southern District of California in San Diego, California by nine former students who attended the hospitality program at either the Maitland or San Diego ITT Technical Institute. The suit alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act, the CEC, the CBPC, the CCLRA, the FDUTPA, the FCRCPA and Florida statutes prohibiting misleading advertising, common law fraud and/or concealment and civil conspiracy by the Company and ITT. The plaintiffs claim that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the program, (b) failed to provide students with all required information and disclosures and (c) misrepresented students' prospects for employment upon graduation, the employment of the program's graduates and the students' externship portion of the program. The plaintiffs seek various forms of recovery on behalf of the plaintiffs and all other persons similarly situated who attended the program at the Indianapolis, Maitland, Portland or San Diego ITT Technical Institutes at any time from January 1, 1990 through December 31, 1996, including (a) an unspecified amount for compensatory damages, exemplary damages, recession and the return of all tuition and fees paid to the Company by or on behalf of students who attended the program, the disgorgement of ill-gotten gains, restitution, attorney's fees and costs, (b) state statutory penalties of two and three times actual damages, (c) a federal statutory penalty of $45 million and (d) injunctive relief. The plaintiffs seek to have the action certified as a class action.

     On September 22, 1997, the Company received an inquiry from the staff of the U.S. Federal Trade Commission requesting information relating to the Company's offering and promotion of vocational or career training. The Company has since responded to this inquiry and provided the requested information.

     While there can be no assurance as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company's financial condition, results of operations or cash flows. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices, however, may subject the affected ITT Technical Institute to additional regulatory scrutiny.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

On March 10, 1998, the Company filed a Current Report on Form 8-K dated February 23, 1998 to report, under Item 1 of Form 8-K, the change in control of the Company resulting from the acquisition of ITT Corporation by Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc.

On April 8, 1998, the Company filed a Current Report on Form 8-K dated March 31, 1998 to report, under Item 5 of Form 8-K, a press release issued by the Company reporting student enrollment data for its March 1998 term.

On April 16, 1998, the Company filed a Current Report on Form 8-K dated April 16, 1998 to report, under Item 5 of Form 8-K, a press release issued by the Company reporting the Company's financial results for the quarter ended March 31, 1998.

On April 17, 1998, the Company filed Amendment No. 1 on Form 8-K/A to the Company's Current Report on Form 8-K dated April 16, 1998 to correct the column headings on the Statements of Income.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ITT EDUCATIONAL SERVICES, INC.

Date: April 28, 1998

                                      By:   /s/ Gene A. Baugh
                                         ------------------------------
                                              GENE A. BAUGH
                                          Senior Vice President
                                        and Chief Financial Officer
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS



 Exhibit
   No.                                         Description
---------------------------------------------------------------------------------------------------------
   11         Statement re Computation of Per Share Earnings.............................................

   27         Financial Data Schedule.....................................................................