Form 10-Q
period 1998-06-30
ITT EDUCATIONAL SERVICES INC
filed 1998-07-27
CIK 922475

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period  ended June 30, 1998
                                       OR

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

                              Yes [X]      No [_]

                                 26,999,952

 Number of shares of Common Stock, $.01 par value, outstanding at July 24, 1998

                         ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana

             Quarterly Report to Securities and Exchange Commission
                                 June 30, 1998

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.


                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
Statements of Income (unaudited) for the six months ended June 30, 1998
  and 1997 and the three months ended June 30, 1998 and 1997.............     3

Balance Sheets as of June 30, 1998 and 1997 (unaudited) and December
  31, 1997...............................................................     4

Statements of Cash Flows (unaudited) for the six months ended June 30,
  1998 and 1997 and the three months ended June 30, 1998 and 1997........     5

Notes to Financial Statements............................................     6

                        ITT EDUCATIONAL SERVICES, INC.
                             STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                             Three Months Ended June 30,                         Six Months Ended June 30,
                                          ----------------------------------               -----------------------------------
                                             1998                    1997                      1998                   1997
                                             ----                    ----                      ----                   ----
Revenues
Tuition                                   $  54,273                $  48,253                $  116,860              $  103,999
Other educational                            10,804                   10,159                    20,504                  18,889
                                          ---------                ---------                ----------              ----------
     Total revenues                          65,077                   58,412                   137,364                 122,888
                                          ---------                ---------                ----------              ----------

Costs and Expenses
Cost of educational services                 44,970                   39,807                    86,408                  77,791
Student services and
   administrative expenses                   20,341                   18,456                    39,777                  35,992
Offering, change in control and
   other one-time expenses                    1,429                       --                     1,872                      --
                                          ---------                ---------                ----------              ----------
     Total costs and expenses                66,740                   58,263                   128,057                 113,783
                                          =========                =========                ==========              ==========

Operating income (loss)                      (1,663)                     149                     9,307                   9,105
Interest income, net                          1,191                    1,193                     2,435                   2,573
                                          ---------                ---------                ----------              ----------
Income (loss) before income taxes              (472)                   1,342                    11,742                  11,678

Income taxes                                    188                      537                     5,074                   4,671
                                          ---------                ---------                ----------              ----------
Net income (loss)                         $    (660)               $     805                $    6,668              $    7,007
                                          =========                =========                ==========              ==========
Earnings (loss) per common
  share (basic and diluted)               $    (.02)               $    0.03                $     0.25              $     0.26



  The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                                BALANCE SHEETS
                     (In thousands, except per share data)

                                             June 30, 1998          December 31, 1997          June 30, 1997
                                              (unaudited)                                       (unaudited)
                                             -------------          -----------------          -------------
Assets
Current assets
     Cash and cash equivalents                 $  95,875                $      29               $     182
     Restricted cash                               1,059                    3,860                     642
     Cash invested with ITT                           --                   94,800                  93,060
      Corporation
     Accounts receivable, net                     13,318                    9,680                   9,092
     Deferred income tax                           1,811                    2,019                   1,302
     Prepaids and other current assets             4,011                    2,570                   4,529
                                               ---------                ---------               ---------
          Total current assets                   116,074                  112,958                 108,807
                                               ---------                ---------               ---------
Property and equipment, net                       24,128                   22,886                  21,972
Direct marketing costs                             7,480                    6,882                   6,377
Other assets                                       3,120                    3,188                   2,160
                                               ---------                ---------               ---------
     Total assets                              $ 150,802                $ 145,914               $ 139,316
                                               =========                =========               =========
Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable                          $  22,459                $  14,974               $  20,594
     Accrued compensation and benefits             4,585                    3,245                   3,141
     Other accrued liabilities                     5,881                    6,877                   3,943
     Deferred tuition revenue                     21,203                   30,850                  34,311
                                               ---------                ---------               ---------
          Total current liabilities               54,128                   55,946                  61,989
Other liabilities                                  2,191                    2,153                   1,628
                                               ---------                ---------               ---------
     Total liabilities                            56,319                   58,099                  63,617
                                               ---------                ---------               ---------
Shareholders' equity
     Preferred stock, $.01 par value,
        5,000,000 shares authorized, none
        issued or outstanding                         --                       --                      --
    Common stock, $.01 par value,
     50,000,000 shares authorized,
     26,999,952 issued and outstanding               270                      270                     270
    Capital surplus                               32,513                   32,513                  32,513
    Retained earnings                             61,700                   55,032                  42,916
                                               ---------                ---------               ---------
        Total shareholders' equity                94,483                   87,815                  75,699
                                               ---------                ---------               ---------
        Total liabilities and
         shareholders' equity                  $ 150,802                $ 145,914               $ 139,316
                                               =========                =========               =========



  The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)


                                                   Three Months        Six Months
                                                  Ended June 30,      Ended June 30,
                                                 -----------------   -----------------
                                                  1998      1997      1998      1997
                                                 -------   -------   -------   -------
Cash flows from operating activities:
Net income (loss)                                $  (660)  $   805   $ 6,668   $ 7,007
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  2,347     2,096     4,561     4,054
    Provision for doubtful accounts                  785       404     1,459       857
    Deferred taxes                                    39        81       271       308
    Increase/decrease in operating assets
      and liabilities:
        Accounts receivable                       (1,333)      301    (5,097)     (571)
        Direct marketing costs                      (426)     (408)     (598)     (603)
        Accounts payable and accrued liabilities   4,506     3,386     7,804     5,626
        Prepaids and other assets                    146      (495)   (1,373)   (2,700)
        Deferred tuition revenue                  (1,838)    3,511    (9,647)   (9,221)
                                                 -------   -------   -------   -------
Net cash provided by operating activities          3,566     9,681     4,048     4,757
                                                 -------   -------   -------   -------

Cash flows used for investing activities:
  Capital expenditures, net                       (3,538)   (2,639)   (5,803)   (6,666)
  Net decrease in cash invested with
    ITT Corporation                                   --    (7,124)   94,800    (3,252)
                                                 -------   -------   -------   -------
Net cash provided by (used for)
  investing activities                            (3,538)   (9,763)   88,997    (9,918)
                                                 -------   -------   -------   -------
Net increase (decrease) in cash,
  cash equivalents and restricted cash                28       (82)   93,045    (5,161)

Cash, cash equivalents and restricted cash
  at beginning of period                          96,906       906     3,889     5,985
                                                 -------   -------   -------   -------
Cash, cash equivalents and restricted cash
  at end of period                               $96,934   $   824   $96,934   $   824
                                                 =======   =======   =======   =======


  The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
            (Dollar amounts in thousands, unless otherwise stated)

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

    The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results for the entire calendar year.

2. From the Company's initial public offering in 1994 until June 9, 1998, 83.3% of the outstanding Common Stock of the Company was owned by ITT Corporation ("ITT"). On February 23, 1998, Starwood Hotels and Resorts Worldwide, Inc. ("Starwood, Inc.") completed the acquisition (the "Merger") of ITT and ITT became a subsidiary of Starwood, Inc. On June 9, 1998, Starwood, Inc. sold 13,050,000 shares of the Company's Common Stock held by ITT to the public (48.3% of the outstanding shares) (the "Offering"). Starwood, Inc. presently owns 35% of the outstanding shares of the Company's Common Stock. The Offering did not constitute a change of control under the U.S. Department of Education regulations.

    Until February 5, 1998, the Company's cash receipts were forwarded to ITT on a daily basis and the Company's cash disbursements were generally funded by ITT out of the Company's cash balances invested with ITT. On February 5, 1998, ITT transferred the balance to the Company and the Company has since been performing its own cash management function. The invested funds are included in cash and cash equivalents at June 30, 1998.

    In June 1998, the Company incurred total expenses for the Offering of $1.1 million. In addition, the Company incurred expenses of $0.3 million and $0.8 million in the three and six months ended June 30, 1998, respectively, associated with the Company's change in control and establishment of new employee benefit plans.

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

    In January 1997, six legal actions were filed against the Company in San Diego, California by a total of 21 former students of the San Diego ITT Technical Institute. The claims alleged in these legal actions are similar to the claims alleged in the Eldredge Case, relate primarily to the Company's marketing and recruitment practices and include misrepresentation and violations of certain state statutes. The plaintiffs in one of the California actions seek to have their action certified as a class action. Recently, the court denied such plaintiffs' request. In June 1997, a legal action was filed against the Company in Orlando, Florida by three former students of the Maitland ITT Technical Institute. In April 1998, the legal action in Florida was dismissed without prejudice by the plaintiffs. In April 1998, a legal action was filed against the Company in San Diego, California by nine former students who attended the hospitality program at either the Maitland or San Diego ITT Technical Institute. The claims alleged in this action are similar to the claims alleged in the Eldredge Case, relate primarily to the Company's marketing and recruitment practices and include fraud and violations of certain federal and state statutes. The plaintiffs seek to have their action certified as a class action on behalf of all persons similarly situated who attended the hospitality program at the Indianapolis, Maitland, Portland or San Diego ITT Technical Institutes. If a class action is certified in either California action, the number of plaintiffs that may be awarded damages would increase significantly. In the three months ended June 30, 1998, the Company increased its provision for litigation costs related to certain of the aforementioned legal actions by $1.2 million. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

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

Results of Operations
---------------------

Revenues increased $6.7 million, or 11.5%, to $65.1 million in the three months ended June 30, 1998 from $58.4 million in the three months ended June 30, 1997. Revenues increased $14.5 million, or 11.8%, to $137.4 million in the six months ended June 30, 1998 from $122.9 million in the six months ended June 30, 1997. These increases were due primarily to a 5% increase in tuition rates in September 1997 and an 8.2% increase in the total student enrollment at January 1, 1998 compared to January 1, 1997. The number of students attending ITT Technical Institutes at January 1, 1998 was 24,498 compared to 22,633 at January 1, 1997.

The total number of first-time and re-entering students beginning classes in June 1998 was 6,951 compared to 6,879 for the same period in 1997. First-time students numbered 6,075 in June 1998 compared to 6,158 in June 1997. The total student enrollment on June 30, 1998 was 25,185, compared to 23,994 on June 30, 1997, an increase of 5.0%.

Cost of educational services increased $5.2 million, or 13.1%, to $45.0 million in the three months ended June 30, 1998 from $39.8 million in the three months ended June 30, 1997. Cost of educational services increased $8.6 million, or 11.1%, to $86.4 million in the six months ended June 30, 1998 from $77.8 million in the six months ended June 30, 1997. These increases were principally a result of costs required to service the increased enrollment, normal inflationary cost increases for wages, rent and other costs of services, and increased costs at new technical institutes (one opened in June 1997, two in December 1997, one in March 1998, and one in June 1998). Cost of educational services as a percentage of revenue increased in the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997 as a result of a $1.2 million provision for legal expenses in the three months ended June 30, 1998 (compared to a $0.5 million and $1.0 million provision for legal expenses in the three and six months ended June 30, 1997, respectively) associated with the legal actions involving the hospitality program. (See Note 3 of Notes to Financial Statements.) Excluding these provisions, cost of educational services in the three months ended June 30, 1998 would have been 67.3% of revenues, the same as the three months ended June 30, 1997 and 62.0% of revenues for the six months ended June 30, 1998, a 0.5% improvement from the six months ended June 30, 1997.

Student services and administrative expenses increased $1.8 million, or 9.7%, to $20.3 million in the three months ended June 30, 1998 from $18.5 million in the three months ended June 30, 1997. Student services and administrative expenses increased $3.8 million, or 10.6%, to $39.8 million in the six months ended June 30, 1998 from $36.0 million in the six months ended June 30, 1997. The Company increased its media advertising expenses in the three and six months ended June 30, 1998 by approximately 8.9% and 8.5%, respectively, over the same expenses incurred in the three and six months ended June 30, 1997. Student services and administrative expenses decreased to 31.3% of revenues in the three months ended June 30, 1998 compared to 31.6% in the three months ended June 30, 1997, primarily because the greater revenues did not cause an increase in the fixed portion of the marketing and headquarters expenses.

The Company incurs operating losses when opening new institutes. Three new institutes were opened in 1996, three in 1997 and two in the first six months of 1998. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) for institutes open less than 24 months during the three and six months ended June 30, 1998 were $1.5 million and $2.5 million, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 1997, respectively.

In June 1998, the Company incurred total expenses for the Offering of $1.0 million after tax ($0.04 per share). In addition the Company incurred expenses of $0.4 million ($0.01 per share) in the three months ended March 31, 1998 and $0.3 million ($0.01 per share) in the three months ended June 30, 1998 associated with the Company's change in control and establishment of new employee benefit plans.

Operating income (excluding the Offering, change in control and other one-time expenses and legal provisions discussed above) increased $0.4 million to $1.0 million in the three months ended June 30, 1998 from $0.6 million in the three months ended June 30, 1997. Operating income (excluding such one-time costs and legal provisions) increased $2.3 million, or 22.8%, to $12.4 million in the six months ended June 30, 1998 from $10.1 million in the six months ended June 30, 1997. The operating margin (excluding such one-time costs and legal provisions) increased to 1.5% of revenues in the three months ended June 30, 1998, from a 1.1% operating margin in the three months ended June 30, 1997. The operating margin (excluding such one-time costs and legal provisions) for the six months ended June 30, 1998 was 9.0% compared to 8.2% for the six months ended June 30, 1997.

Interest income in the three months ended June 30, 1998 was equal to the interest income for the three months ended June 30, 1997. Interest income decreased $0.1 million in the six months ended June 30, 1998 compared to the six months ended June 30, 1997, which was primarily due to the lower interest rate earned on the cash invested by the Company (i.e., 5.5% in 1998 compared to 6.3% in 1997) offset by the earnings on increased cash balances.

The Company's combined effective federal and state income tax rate was 40% in 1997. The Company's 1998 federal and state tax provision will be greater than 40%, because $0.9 million of the Offering expenses incurred in the three months ended June 30, 1998 are not tax deductible.

The following table sets forth the net income (in thousands) for the three and six months ended June 30, 1998 and 1997:

                                                Three Months           Six Months
                                               Ended June 30,        Ended June 30,
                                             ------------------     ----------------
                                              1998        1997       1998      1997
                                             ------      ------     ------    ------
Net income (loss)                            $ (660)       $805     $6,668    $7,007
Offering expense (after tax)                  1,048                  1,048
Change in control and other
     one-time expenses (after tax)              187                    453
                                             ------      ------     ------    ------
Net income before one-time expenses             575         805      8,169     7,007
Legal provision (after tax)                     720         300        720       600
                                             ------      ------     ------    ------
Net income before one-time expenses
     and legal provision                     $1,295      $1,105     $8,889    $7,607
                                             ======      ======     ======    ======

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Due to the seasonal pattern of enrollments and the receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Until February 5, 1998, the Company's cash receipts were forwarded to ITT on a daily basis and the Company's cash disbursements were generally funded by ITT out of the Company's cash balances invested with ITT. The Company's cash invested with ITT Corporation is separately shown on the balance sheets as of December 31, 1997 and June 30, 1997. On February 5, 1998, ITT transferred the balance to the Company. The Company has been performing its own cash management functions since February 5, 1998 and no longer has any cash invested with ITT. The invested funds are included in the caption "cash and cash equivalents" in the June 30, 1998 balance sheet.

The U.S. Department of Education ("DOE") issued new regulations in November 1996, which became effective July 1, 1997, that revised the procedures governing how an institution participating in federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs") requests, maintains, disburses and otherwise manages Title IV Program funds. These new regulations require the Company to receive Title IV Program loan funds in three equal quarterly disbursements rather than the two disbursements previously permitted. The Company estimates that this change decreased deferred tuition revenues or increased accounts receivable at June 30, 1998 by approximately $15.0 million compared to June 30, 1997 and decreased interest income in the three and six months ended June 30, 1998 by approximately $0.2 million and $0.4 million from interest income in the three and six months ended June 30, 1997, respectively.

Net cash provided by operating activities was $4.0 million in the six months ended June 30, 1998 compared to $4.8 million in the six months ended June 30, 1997. This $0.8 million decrease in cash provided by operating activities was due primarily to the decrease in deferred tuition revenues or increase in accounts receivable discussed above offset by an increase in the amount due ITT under intercompany agreements that the Company entered into with ITT at the time of the Offering. As of June 30, 1998, the Company had not paid ITT $6.8 million for estimated federal income taxes, pension expenses and medical expenses accrued from January 1, 1998 through the Offering date, pending the reconciliation of all accounts between ITT and the Company pursuant to the terms of such intercompany agreements. Management does not believe that the Company's reconciliation of accounts with ITT will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

An educational institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on federal student loans exceed certain rates. An institution whose cohort default rate on loans under the Federal Family Education Loan ("FFEL") programs and the Federal Direct Loan ("FDL") programs is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in those programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.

In June 1998, the ITT Technical Institute in Garland, Texas, which accounted for approximately 1.7% of the Company's revenues in 1997, lost its eligibility to participate in the FFEL and FDL programs until at least October 1, 2000, because it had FFEL/FDL cohort default rates exceeding 25% for the 1993, 1994 and 1995 federal fiscal years, the three most recent years for which the DOE has published official FFEL/FDL cohort default rates. The Company has arranged for an unaffiliated private funding source ("PFS") to provide loans to the students enrolled in the Garland institute. This alternative source of student financial aid requires the Company to guarantee repayment of the PFS loans. Based on the Company's experience with the repayment of Title IV program loans by students who attended the Garland institute, the Company believes that such guaranty should not result in a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company is also considering whether to stop enrolling new students in the Garland institute, continue teaching the students already enrolled and close the institute once the students already enrolled have completed their programs of study.

The ITT Technical Institute in San Antonio, Texas, which accounted for approximately 2.4% of the Company's revenues in 1997, had FFEL/FDL cohort default rates exceeding 25% for the 1994 and 1995 federal fiscal years, but had an FFEL/FDL cohort default rate below 25% for the 1993 federal fiscal year and a preliminary FFEL/FDL cohort default rate below 25% for the 1996 federal fiscal year. If the San Antonio institute receives an official 1996 FFEL/FDL cohort default rate equal to or greater than 25% and cannot reduce that rate to less than 25% through an appeal to the DOE, such institute will become ineligible to participate in the FFEL and FDL programs. Loss of eligibility to participate in the FFEL and FDL programs by both the Garland and San Antonio, Texas ITT Technical Institutes (but not by the Garland institute alone) could have a material adverse effect on the Company's financial condition or results of operations.

Other than the Garland and San Antonio, Texas ITT Technical Institutes, no ITT Technical Institute campus group had an FFEL/FDL cohort default rate equal to or greater than 25% for the 1995 federal fiscal year. No ITT Technical Institute campus group had a preliminary FFEL/FDL cohort default rate equal to or greater than 25% for the 1996 federal fiscal year, which preliminary rates were issued by the DOE in May 1998. The official FFEL/FDL cohort default rates for the 1996 federal fiscal year are expected to be published by the DOE in the last calendar quarter of 1998.

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

Capital expenditures were $5.8 million in the six months ended June 30, 1998 compared to $6.7 million in the six months ended June 30, 1997. This decrease was due primarily to the acquisition of approximately $3.0 million of new computers in the first quarter of 1997 (required to accommodate a software upgrade for the Company's computer-aided drafting technology curriculum) offset by increased capital expenditures in 1998 for new institutes and curricula additions at existing institutes. The Company expects that the capital additions for the full 1998 year will be approximately $10.0 million or a $1.5 million decrease from 1997.

The capital additions for a new technical institute are approximately $0.4 million and the capital additions for each new curriculum at an existing institute are approximately $0.3 million. The Company anticipates that its planned capital additions can be funded through cash flows from operations.

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

                                    PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the second quarter of fiscal year 1998, the Company held its 1998 annual meeting of shareholders on May 12, 1998 to elect directors. The Company's Board of Directors currently consists of ten directors divided into three classes. The first and second classes contain three directors each and the third class contains four directors. The term of one class expires each year. Generally, each director serves until the annual meeting of shareholders held in the year that is three years after such director's election and thereafter until such director's successor is elected and has qualified. At the Company's 1998 annual meeting of shareholders, the shareholders elected the following persons to serve as directors of the Company in the first class of the Company's Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

               First Class - Term expiring at 2001 Annual Meeting
               -----------

                            1.  Rene R. Champagne
                            2.  James D. Fowler, Jr.
                            3.  Barry S. Sternlicht

The final results of the vote taken at such meeting for the director nominees are as follows:

                                                     Broker
                        Votes For   Votes Withheld  Nonvotes  Abstentions
                        ----------  --------------  --------  -----------
Rene R. Champagne       26,208,327      13,787         0           0
James D. Fowler, Jr.    26,208,077      14,037         0           0
Barry S. Sternlicht     25,205,077      17,037         0           0

The directors of the Company continuing in office are as follows:

               Second Class - Term expiring at 1999 Annual Meeting
               ------------

                            1.  John E. Dean
                            2.  Robin Josephs
                            3.  Vin Weber

               Third Class - Term expiring at 2000 Annual Meeting
               -----------

                            1.  Rand V. Araskog
                            2.  Tony Coelho
                            3.  Merrick R. Kleeman
                            4.  Leslie Lenkowsky

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


                            ITT Educational Services, Inc.


Date: July 27, 1998
                            By:                /s/ Gene A. Baugh
                               -------------------------------------------------
                                                 Gene A. Baugh
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)

                               INDEX TO EXHIBITS


 Exhibit
   No.                                 Description
--------------------------------------------------------------------------------

  10.9    Employee Benefits Agreement between the Company and ITT Corporation

  10.10   Income Tax Sharing Agreement between the Company, ITT Corporation and Starwood Hotels & Resorts Worldwide, Inc........................

  10.11   Trade Name and Service Mark License Agreement between the
            Company and ITT Sheraton Corporation................................

  10.12   (1)Amended and Restated Registration Rights Agreement between the
            Company and ITT Corporation.........................................

  10.13   (2)Stockholder Agreement between the Company and ITT Corporation......

  10.14   *(3)ESI 401(k) Plan...................................................

  10.15   *ESI Excess Savings Plan..............................................

  11      Statement re Computation of Per Share Earnings........................

  27      Financial Data Schedule...............................................


----------------------

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as Exhibit 99.2 to Starwood Hotels & Resorts Worldwide, Inc.'s and ITT Corporation's Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.

(2) The copy of this exhibit filed as Exhibit 99.1 to Starwood Hotels & Resorts Worldwide, Inc.'s and ITT Corporation's Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.

(3) The copy of this exhibit filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.