Form 10-Q
period 1998-09-30
ITT EDUCATIONAL SERVICES INC
filed 1998-11-03
CIK 922475

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period  ended September 30, 1998
                                      OR

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

                          Yes [X]             No [_]

                                  27,011,202

              Number of shares of Common Stock, $.01 par value,
                        outstanding at October 30, 1998

                        ITT EDUCATIONAL SERVICES, INC.
                             Indianapolis, Indiana


            Quarterly Report to Securities and Exchange Commission
                              September 30, 1998


                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
Statements of Income (unaudited) for the nine months ended September 30,
 1998 and 1997 and the three months ended September 30, 1998 and 1997........  3

Balance Sheets as of September 30, 1998 and 1997 (unaudited) and
 December 31, 1997...........................................................  4

Statements of Cash Flows (unaudited) for the nine months ended
 September 30, 1998 and 1997 and the three months ended September 30, 1998 and 1997....................................................................  5

Notes to Financial Statements................................................  6

                        ITT EDUCATIONAL SERVICES, INC.
                             STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)


                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                 --------------------     --------------------
                                                  1998         1997         1998         1997
                                                  ----         ----         ----         ----
Revenues
Tuition                                          $69,139      $61,849     $185,999     $165,848
Other educational                                 12,561       11,211       33,065       30,100
                                                 -------      -------     --------     --------
    Total revenues                                81,700       73,060      219,064      195,948
                                                 -------      -------     --------     --------
Costs and Expenses
Cost of educational services                      45,778       41,616      132,186      119,407
Student services and administrative expenses      20,986       19,159       60,763       55,151
Legal settlement                                  12,858         --         12,858         --
Offering, change in control and other
 one-time expenses                                  --           --          1,872         --
                                                 -------      -------     --------     --------
    Total costs and expenses                      79,622       60,775      207,679      174,558
                                                 -------      -------     --------     --------
Operating income                                   2,078       12,285       11,385       21,390
Interest income, net                               1,417        1,478        3,852        4,051
                                                 -------      -------     --------     --------
Income before income taxes                         3,495       13,763       15,237       25,441
Income taxes                                       1,398        5,505        6,472       10,176
                                                 -------      -------     --------     --------
Net income                                       $ 2,097      $ 8,258     $  8,765     $ 15,265
                                                 =======      =======     ========     ========
Earnings per common share
  (basic and diluted)                            $  0.08      $  0.30     $   0.32     $   0.56

The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                                BALANCE SHEETS
                     (In thousands, except per share data)



                                             September 30, 1998       December 31, 1997      September 30, 1997
                                                (unaudited)                                     (unaudited)
                                             ------------------       -----------------      ------------------
Assets
Current assets
  Cash and cash equivalents                  $       63,265           $            29        $             3
  Restricted cash                                     1,161                     3,860                    911
  Cash invested with ITT Corporation                     --                    94,800                 99,630
  Marketable debt securities                         35,540                        --                     --
  Accounts receivable, net                           17,303                     9,680                 10,881
  Deferred income tax                                 4,494                     2,019                  1,463
  Prepaids and other current assets                   4,221                     2,570                  3,397
                                             ------------------       -----------------      ------------------
     Total current assets                           125,984                   112,958                116,285
Property and equipment, net                          24,931                    22,886                 21,857
Direct marketing costs                                7,773                     6,882                  6,687
Other assets                                          3,182                     3,188                  2,147
                                             ------------------       -----------------      ------------------
  Total assets                               $      161,870           $       145,914        $       146,976
                                             ==================       =================      ==================

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                           $       20,442           $        14,974        $        15,382
  Accrued compensation and benefits                   6,395                     3,245                  4,085
  Other accrued liabilities                          14,711                     6,877                  6,924
  Deferred tuition revenue                           21,381                    30,850                 34,953
                                             ------------------       -----------------      ------------------
     Total current liabilities                       62,929                    55,946                 61,344
Other liabilities                                     2,361                     2,153                  1,675
                                             ------------------       -----------------      ------------------
  Total liabilities                                  65,290                    58,099                 63,019
                                             ------------------       -----------------      ------------------

Shareholders' equity
  Preferred stock, $.01 par value,
    5,000,000 shares authorized, none
    issued or outstanding                                --                        --                     --
  Common stock, $.01 par value, 50,000,000
    shares authorized, 26,999,952 issued
    and outstanding                                     270                       270                    270
  Capital surplus                                    32,513                    32,513                 32,513
  Retained earnings                                  63,797                    55,032                 51,174
                                             ------------------       -----------------      ------------------
     Total shareholders' equity                      96,580                    87,815                 83,957
                                             ------------------       -----------------      ------------------
     Total liabilities and shareholders'
       equity                                $      161,870           $       145,914        $       146,976
                                             ==================       =================      ==================


The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                              Three Months                 Nine Months
                                                                            Ended September 30,        Ended September 30,
                                                                         ------------------------     ---------------------
                                                                           1998            1997         1998         1997
                                                                           ----            ----         ----         ----
Cash flows from operating activities:
Net income                                                               $   2,097       $  8,258     $  8,765     $ 15,265
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                            2,202          1,743        6,763        5,797
    Provision for doubtful accounts                                          1,092            559        2,551        1,416
    Deferred taxes                                                          (2,517)           (20)      (2,246)         288
    Increase/decrease in operating assets and liabilities:
        Marketable debt securities                                         (35,540)            --      (35,540)          --
        Accounts receivable                                                 (5,077)        (2,348)     (10,174)      (2,919)
        Direct marketing costs                                                (293)          (310)        (891)        (913)
        Accounts payable and accrued liabilities                             8,625         (1,381)      16,429        4,245
        Prepaids and other assets                                             (272)         1,145       (1,645)      (1,555)
        Deferred tuition revenue                                               178            642       (9,469)      (8,579)
                                                                         ---------       --------     --------      -------
Net cash provided by (used for) operating activities                       (29,505)         8,288      (25,457)      13,045
                                                                         ---------       --------     --------      -------
Cash flows used for investing activities:
    Capital expenditures, net                                               (3,003)        (1,628)      (8,806)      (8,294)
    Net decrease in cash invested with ITT Corporation                          --         (6,570)      94,800       (9,822)
                                                                         ---------       --------     --------     --------
Net cash provided by (used for) investing activities                        (3,003)        (8,198)      85,994      (18,116)
                                                                         ---------       --------     --------     --------
Net increase (decrease) in cash, cash equivalents and restricted cash      (32,508)            90       60,537       (5,071)

Cash, cash equivalents and restricted cash at beginning of period           96,934            824        3,889        5,985
                                                                         ---------       --------     --------      -------
Cash, cash equivalents and restricted cash at end of period              $  64,426       $    914     $ 64,426     $    914
                                                                         =========       ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                        ITT EDUCATIONAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
            (Dollar amounts in thousands, unless otherwise stated)


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

    The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The Company adopted this SOP effective July 1, 1998 which increased net income by $0.3 million ($0.01 per share) in the three and nine months ended September 30, 1998.

    The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results for the entire calendar year.

2. From the Company's initial public offering in 1994 until June 9, 1998, 83.3% of the outstanding Common Stock of the Company was owned by ITT Corporation ("ITT"). On February 23, 1998, Starwood Hotels and Resorts Worldwide, Inc. ("Starwood, Inc.") completed the acquisition (the "Merger") of ITT and ITT became a subsidiary of Starwood, Inc. On June 9, 1998, Starwood, Inc. sold 13,050,000 shares of the Company's Common Stock held by ITT to the public (48.3% of the outstanding shares) (the "June 1998 Offering"). Starwood, Inc. presently owns 35% of the outstanding shares of the Company's Common Stock. The June 1998 Offering did not constitute a change of control under the U.S. Department of Education regulations.

    Until February 5, 1998, the Company's cash receipts were forwarded to ITT on a daily basis and the Company's cash disbursements were generally funded by ITT out of the Company's cash balances invested with ITT. On February 5, 1998, ITT transferred the balance to the Company and the Company has since been performing its own cash management function. The invested funds are included in cash and cash equivalents or marketable debt securities at September 30, 1998. The marketable debt securities have maturity dates in excess of 90 days at the time of purchase and are recorded at their market value. Debt securities with maturity dates less than 90 days at the time of purchase are included in cash and cash equivalents and are recorded at cost which approximates market value.

    In June 1998, the Company incurred total expenses for the June 1998 Offering of $1.1 million. In addition, the Company incurred expenses of $0.8 million in the nine months ended September 30, 1998 (none in three months ended September 30, 1998) associated with the Company's change in control and establishment of new employee benefit plans.

3. The Company has a number of pending legal and other claims arising in the normal course of business. In September 1998, the Company agreed to settle eight legal proceedings (including Eldredge, et al. v. ITT Educational Services, Inc., et al.) involving 25 former students and the claims of 15 other former students that related primarily to the Company's marketing and recruitment practices and included allegations of misrepresentation, fraud and violations of certain federal and state statutes. As part of the settlement of these legal proceedings and claims, the Company will seek court approval of a class settlement of the claims of
    (a) approximately 1,200 other persons who attended an associate degree program in hospitality at the ITT Technical Institute in Maitland, San Diego, Portland or Indianapolis and (b) approximately 19,000 other persons who attended any technology program at any ITT Technical Institute in California from January 1, 1990 through December 31, 1997. If the Company obtains court approval of the class settlements, the members of each class may still elect to opt out of the settlement and pursue any claims they may have against the Company. The Company recorded a $12.9 million provision for legal settlements in the three months ended September 30, 1998 as a result of the settlement of these legal proceedings and claims.

    In the opinion of management, the ultimate outcome of the pending legal and other claims, excluding the settlement discussed above, should not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Results of Operations

Revenues increased $8.6 million, or 11.8%, to $81.7 million in the three months ended September 30, 1998 from $73.1 million in the three months ended September 30, 1997. Revenues increased $23.2 million, or 11.8%, to $219.1 million in the nine months ended September 30, 1998 from $195.9 million in the nine months ended September 30, 1997. These increases were due primarily to a 5% increase in tuition rates in September 1997 and an 8.2% increase in the total student enrollment at January 1, 1998 compared to January 1, 1997. The number of students attending ITT Technical Institutes at January 1, 1998 was 24,498 compared to 22,633 at January 1, 1997.

The total number of first-time and re-entering students beginning classes in September 1998 was 8,787 compared to 8,070 for the same period in 1997. First-time students numbered 7,815 in September 1998 compared to 7,156 in September 1997. The total student enrollment on September 30, 1998 was 27,313, compared to 25,811 on September 30, 1997, an increase of 5.8%.

Cost of educational services increased $4.2 million, or 10.1%, to $45.8 million in the three months ended September 30, 1998 from $41.6 million in the three months ended September 30, 1997. Cost of educational services increased $12.8 million, or 10.7%, to $132.2 million in the nine months ended September 30, 1998 from $119.4 million in the nine months ended September 30, 1997. These increases were principally a result of costs required to service the increased enrollment, normal inflationary cost increases for wages, rent and other costs of services, and increased costs at new technical institutes (one opened in June 1997, two in December 1997, one in March 1998, and one in June 1998). Cost of educational services as a percentage of revenue decreased in the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 as a result of no provision for legal expenses in the three months ended September 30, 1998 and a $1.2 million provision in the nine months ended September 30, 1998 (compared to a $0.5 million and $1.5 million provision for legal expenses in the three and nine months ended September 30, 1997, respectively) associated with the legal actions involving the hospitality program. (See Note 3 of Notes to Financial Statements.) Excluding this provision, cost of educational services in the three months ended September 30, 1998 would have been 56.0% of revenues, a 0.3% improvement from the three months ended September 30, 1997, and cost of educational services in the nine months ended September 30, 1998 would have been 59.8% of revenues, a 0.4% improvement from the nine months ended September 30, 1997.

Student services and administrative expenses increased $1.8 million, or 9.4%, to $21.0 million in the three months ended September 30, 1998 from $19.2 million in the three months ended September 30, 1997. Student services and administrative expenses increased $5.6 million, or 10.1%, to $60.8 million in the nine months ended September 30, 1998 from $55.2 million in the nine months ended September 30, 1997. The Company increased its media advertising expenses in the three and nine months ended September 30, 1998 by approximately 11.5% and 9.6%, respectively, over the same expenses incurred in the three and nine months ended September 30, 1997. Student services and administrative expenses decreased to 25.7% of revenues in the three months ended September 30, 1998 compared to

26.2% in the three months ended September 30, 1997, primarily because the greater revenues did not cause an increase in the fixed portion of the marketing and headquarters expenses.

The Company incurs operating losses when opening new institutes. Three new institutes were opened in 1996, three in 1997 and two in the first nine months of 1998. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) for institutes open less than 24 months during the three and nine months ended September 30, 1998 were $1.3 million and $3.9 million, respectively, compared to $0.6 million and $2.6 million for the three and nine months ended September 30, 1997, respectively.

The Company recorded a $7.7 million after tax ($0.28 per share) provision for the settlement of certain legal proceedings and claims in the three months ended September 30, 1998. (See Note 3 of Notes to Financial Statements). In June 1998, the Company incurred total expenses for the June 1998 Offering of $1.0 million after tax ($0.04 per share). In addition, the Company incurred expenses of $0.5 million after tax ($0.02 per share) in the nine months ended September 30, 1998 (none in the three months ended September 30, 1998) associated with the Company's change in control and establishment of new employee benefit plans.

The following table sets forth the operating income (in thousands) for the three and nine months ended September 30, 1998 and 1997:


                                              Three Months            Nine Months
                                           Ended September 30,      Ended September 30,
                                           --------------------    ---------------------
                                              1998       1997          1998       1997
                                             -------    -------       -------    -------
Operating income as reported                 $ 2,078    $12,285       $11,385    $21,390
Legal settlement                              12,858                   12,858
June 1998 Offering expenses                                             1,117
Change in control and other one-time costs                                755
                                             -------    -------       -------    -------
Operating income before one-time costs       $14,936    $12,285       $26,115    $21,390
                                             =======    =======       =======    =======

Interest income in the three months ended September 30, 1998 was equal to the interest income for the three months ended September 30, 1997. Interest income decreased $0.2 million in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, which was primarily due to the lower interest rate earned on the cash invested by the Company (i.e., 5.5% in 1998 compared to 6.3% in 1997) offset by the earnings on increased cash balances.

The Company's combined effective federal and state income tax rate in 1997 and for the three months ended September 30, 1998 was 40%. The Company's 1998 federal and state tax provision will be greater than 40%, because $0.9 million of the June 1998 Offering expenses are not tax deductible.

The following table sets forth the net income (in thousands) for the three and nine months ended September 30, 1998 and 1997:

                                              Three Months            Nine Months
                                           Ended September 30,      Ended September 30,
                                           --------------------    ---------------------
                                              1998       1997         1998        1997
                                             ------     ------       -------     -------
Net income                                   $2,097     $8,258       $ 8,765     $15,265
Legal settlement (after tax)                  7,715                    7,715
June 1998 Offering expenses (after tax)                                1,048
Change in control and other
  one-time expenses (after tax)                                          453
                                             ------     ------       -------     -------
Net income before one-time expenses          $9,812     $8,258       $17,981     $15,265
                                             ======     ======       =======     =======

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and the receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Until February 5, 1998, the Company's cash receipts were forwarded to ITT on a daily basis and the Company's cash disbursements were generally funded by ITT out of the Company's cash balances invested with ITT. The Company's cash invested with ITT Corporation is separately shown on the balance sheets as of December 31, 1997 and September 30, 1997. On February 5, 1998, ITT transferred the balance to the Company. The Company has been performing its own cash management functions since February 5, 1998 and no longer has any cash invested with ITT. The invested funds are included in the caption "cash and cash equivalents" or "marketable debt securities" in the September 30, 1998 balance sheet. The marketable debt securities have maturity dates in excess of 90 days at the time of purchase and are recorded at their market value. Debt securities with maturity dates less than 90 days at the time of purchase are included in cash and cash equivalents and are recorded at cost which approximates market value.

Regulations of the U.S. Department of Education ("DOE") that became effective July 1, 1997 revised the procedures governing how an institution participating in federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA") requests, maintains, disburses and otherwise manages Title IV Program funds. These new regulations require the Company to receive Title IV Program loan funds in three equal quarterly disbursements rather than the two disbursements previously permitted. The Company estimates that this change decreased deferred tuition revenues or increased accounts receivable at September 30, 1998 by approximately $17.0 million compared to September 30, 1997 and decreased interest income in the three and nine months ended September 30, 1998 by approximately $0.2 million and $0.6 million from interest income in the three and nine months ended September 30, 1997, respectively.

Net cash provided by operating activities, excluding the $35.5 million increase in marketable debt securities, was $10.1 million in the nine months ended September 30, 1998 compared to $13.0 million in the nine months ended September 30, 1997. This $2.9 million decrease was due primarily to the decrease in deferred tuition revenues or increase in accounts receivable discussed above and the decrease in net income as a result of the one-time expenses, offset by an increase in the amount due ITT under intercompany agreements that the Company entered into with ITT at the time of the June 1998 Offering. As of September 30, 1998, the Company had not paid ITT $6.5 million for estimated federal income taxes, pension expenses and medical expenses accrued from January 1, 1998 through the June 1998 Offering date, pending the reconciliation of all accounts between ITT and the Company pursuant to the terms of such intercompany agreements. Management does not believe that the Company's settlement of the intercompany accounts with ITT will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

An educational institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on federal student loans exceed certain rates. An institution whose cohort default rate on loans under the Federal Family Education Loan ("FFEL") program and the William D. Ford Federal Direct Loan ("FDL") program is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in those programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, amendments to the HEA enacted in connection with the reauthorization of the HEA in October 1998 (the "1998 HEA Amendments") provide that if an institution becomes ineligible to participate in the FFEL and FDL programs as a result of its 1996 (or any subsequent) federal fiscal year FFEL/FDL cohort default rate, the institution will also be ineligible to participate in the Federal Pell Grant ("Pell") program for the same period of time.

In June 1998, the ITT Technical Institute in Garland, Texas, which accounted for approximately 1.7% of the Company's revenues in 1997, lost its eligibility to participate in the FFEL and FDL programs until at least October 1, 2000, because it had FFEL/FDL cohort default rates exceeding 25% for the 1993, 1994 and 1995 federal fiscal years. The Garland institute had an FFEL/FDL cohort default rate below 25% for the 1996 federal fiscal year, the most recent year for which the DOE has published official FFEL/FDL cohort default rates. The Company has arranged for an unaffiliated private funding source ("PFS") to provide loans to the students enrolled in the Garland institute. This alternative source of student financial aid requires the Company to guarantee repayment of the PFS loans. Based on the Company's experience with the repayment of Title IV Program loans by students who attended the Garland institute, the Company believes that such guaranty should not result in a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company has also decided to stop enrolling new students in the Garland institute at least temporarily, while it continues teaching the students already enrolled. The Company is considering whether to close the Garland institute once the students already enrolled have completed their programs of study or transferred to another ITT Technical Institute.

No ITT Technical Institute campus group (defined as the main campus and its additional locations or branch campuses) had FFEL/FDL cohort default rate equal to or greater than 25% for the 1996 federal fiscal year. The ITT Technical Institute in San Antonio, Texas, which accounted for approximately 2.4% of the Company's revenues in 1997, had FFEL/FDL cohort default rates exceeding 25% for the 1994 and 1995 federal fiscal years, but had FFEL/FDL cohort default rates below 25% for the 1993 and 1996 federal fiscal years.

Prior to the 1998 HEA Amendments, the HEA limited how much an institution could charge a student who withdrew from the institution before the end of the student's first period of enrollment (i.e., quarter, semester, trimester, etc.) at the institution. A student was only obligated for a pro rata portion of the education costs charged by the institution, if the student withdrew during the first 60% of the student's first period of enrollment. Any monies collected by the institution in excess of the pro rata portion had to be refunded to lenders or certain Title IV Programs in a particular order. The 1998 HEA Amendments deleted the limitation on how much an institution can charge a withdrawing student (although the laws and/or regulations of most state education authorities that regulate the ITT Technical Institutes (the "SEAs") and the standards of the accrediting commissions that accredit the ITT Technical Institutes (the "Accrediting Commissions") continue to impose such a limitation) and, instead, impose a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs of attending the institution. This new limitation is applicable to any period of enrollment in which the student withdraws, not just the first period of enrollment. The 1998 HEA Amendments permit a student to use only a pro rata portion of the Title IV Program funds for which the student would otherwise be eligible to use, if the student withdraws during the first 60% of the period of enrollment. Any Title IV Program funds that the institution receives by or on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment must be refunded by the institution to lenders or certain Title IV Programs in a particular order. Institutions have until October 1, 2000 to begin complying with these new refund requirements.

Depending on the refund policies of the applicable state education authorities and accrediting commission that limit how much an institution can charge a student who withdraws during any period of enrollment, in a variety of instances withdrawing students will still be obligated to the institution under the new HEA refund requirements for education costs that the students can no longer pay with Title IV Program funds. In these instances, the Company expects that many withdrawing students will be unable to pay such costs and that the Company will be unable to collect a significant portion of such costs. If the new refund requirements remain unchanged, they could have a material adverse effect on the Company's financial condition, results of operations or cash flows beginning with the Company's 2001 fiscal year, because payments of Title IV Program funds are generally paid sooner and are more collectible than certain other receivables.

A proprietary institution, such as each ITT Technical Institute campus group, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 85% of its applicable revenues for a fiscal year from Title IV Programs. For each of its 1996 and 1997 fiscal years, the Company has calculated that no ITT Technical Institute campus group derived more than 81% of its revenues from Title IV Programs, and for its 1997 fiscal year, the range of the campus groups was from approximately 61% to approximately 80%. The 1998 HEA Amendments increased from 85% to 90% the percentage of applicable fiscal year revenues that a proprietary institution can derive from Title IV Programs and still remain eligible to participate in Title IV Programs. The DOE has not yet issued regulations or guidance regarding the institution's fiscal year to which this amendment first applies. The 5% increase in the percentage of applicable fiscal year revenues that the Company can derive from Title IV

Programs and still remain eligible to participate therein will increase the aggregate amount of Title IV Program funds that students can use to pay their education costs of attending the ITT Technical Institutes. This change should have a positive impact on the Company's results of operations and cash flows beginning in the Company's 1999 fiscal year, because payments of Title IV Program funds are generally paid sooner and are more collectible than certain other receivables.

The DOE, the Accrediting Commissions and most of the SEAs have laws, regulations and/or standards (collectively "Regulations") pertaining to the change in ownership and/or control (collectively "change in control") of educational institutions, but these Regulations do not uniformly define what constitutes a change in control. Upon the occurrence of a change in control under the DOE's Regulations, an institution immediately becomes ineligible to participate in Title IV Programs and can only receive and disburse certain Title IV Program funds that were previously committed to its students, until it has applied for certification and is reinstated by the DOE to continue Title IV Program participation under such institution's new ownership and control. The time required for the DOE to act on such an application can vary substantially and may take several months. The DOE's Regulations also require that all of the ITT Technical Institutes in a particular campus group have their state authorizations and accreditations reaffirmed or reestablished before any institute in that campus group can regain its eligibility from the DOE to continue participation in Title IV Programs. The 1998 HEA Amendments provide that the DOE may provisionally certify an institution undergoing a change in control. This provisional certification would allow the institution temporarily to maintain its eligibility to participate in Title IV Programs following a change in control while the DOE considers the institution's application for reinstatement. The DOE has not yet issued regulations or guidance regarding how it will interpret or apply this amendment to the HEA.

At present, 9.45 million shares, or 35%, of the Company's outstanding common stock ("Common Stock") are owned by ITT and 17.55 million shares, or 65%, of the Common Stock are publicly traded. On October 14, 1998, Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") announced that it intends to have ITT (a wholly owned subsidiary of Starwood) divest its 9.45 million shares of the Common Stock (the "Divestiture"). Depending on market conditions, the Divestiture is expected to occur in January or February 1999 after the Company obtains all of the necessary approvals from the applicable regulatory bodies. The Company has notified the DOE, the SEAs and the Accrediting Commissions of the Divestiture. The Company believes that it is probable that the DOE and some of the SEAs (but not the Accrediting Commissions) may consider the Divestiture to constitute a change in control of the Company and/or the ITT Technical Institutes. The Company will pursue all approvals from the DOE, the SEAs and the Accrediting Commissions necessitated by the Divestiture. If the Divestiture constitutes a change in control under the Regulations of the DOE, effective upon the Divestiture, each ITT Technical Institute campus group will become immediately ineligible to participate in all of the Title IV Programs, unless the DOE provisionally certifies each ITT Technical Institute campus group to temporarily continue participating in Title IV Programs while the DOE considers the campus group's application for reinstatement. The Company will obtain all approvals of the Divestiture from the SEAs and any temporary continuance of accreditation from the Accrediting Commissions required before the Divestiture occurs. Following the Divestiture, the Company will seek the approvals of the Divestiture from the SEAs and any temporary reinstatement of accreditation from the Accrediting Commissions required after the Divestiture occurs, and will also seek the DOE's reinstatement of each ITT Technical Institute campus group's continued participation in Title IV Programs if it is lost as a result of a change in control caused by the Divestiture. The Company believes that it will be able to obtain all of the necessary SEA approvals (with the possible exception of the California SEA), Accrediting Commission reaccreditation and DOE reinstatement of each ITT Technical Institute campus group required as a result of the Divestiture. There can be no assurance, however, that all such approvals, reaccreditations and reinstatements can be obtained in a timely manner. In particular, obtaining any such approval required by the California SEA could be adversely affected by a state statute that prohibits the California SEA from approving a change in control application by any applicant that has been found in any judicial or administrative proceeding to have violated certain provisions of the California Education Code ("CEC"). In October 1996, a state court jury determined that the Company, through its ITT Technical Institute in San Diego, California violated those provisions of the CEC. The Company appealed the jury's verdict in that case and has recently settled the case. The Company and the plaintiffs in that case have filed a joint application and stipulation with the appellate court to reverse the judgment against the Company and remand the case back to the trial court with instructions to dismiss the case with prejudice. If the appellate court reverses the judgment against the Company in that case, the Company believes that it will not have been found in any judicial or administrative proceeding to have violated the CEC and the California SEA will no longer be prohibited from approving any subsequent application for a change in control submitted by the Company for any of the 11 ITT Technical Institutes in California. See "Part II,
Item 1. Legal Proceedings."

In order to assure that the students attending an ITT Technical Institute can receive all of the Title IV Program funds necessary to pay their costs of education for any academic quarter following the academic quarter in which the Divestiture occurs, that institute must be either: (a) provisionally certified by the DOE to temporarily continue participating in Title IV Programs while the DOE considers the institute's application for reinstatement; or (b) reinstated by the DOE to participate in Title IV Programs before the end of such subsequent academic quarter. Otherwise, none of the students enrolled in that institute could receive any Title IV Program grants to pay their costs of education for such subsequent academic quarter, and any such students whose loan period began after the institute became ineligible and ended before the campus group regained its eligibility would not receive any Title IV Program loans to pay such costs for such subsequent academic quarter(s). Failure by a material number of ITT Technical Institute campus groups to either (a) obtain provisional certification by the DOE to temporarily continue participating in Title IV Programs while the DOE considers the campus groups' applications for reinstatement or (b) have their eligibility to participate in Title IV Programs reinstated before the end of the first such subsequent academic quarter would have a material adverse effect on the Company's financial condition, results of operations and cash flows.

A change in control of the Company and the ITT Technical Institutes could occur in the future as a result of certain transactions involving the ITT Technical Institutes, the Company or a principal stockholder, including, but not limited to, certain corporate reorganizations and certain changes in the boards of directors of such corporations. A material adverse effect on the Company's financial condition, results of operations and cash flows would result if a change in control of the Company occurred and a material number of ITT Technical Institutes failed, in a timely manner, to be reauthorized by their SEAs, reaccredited by their Accrediting Commissions or recertified by the DOE to participate in Title IV Programs.

Capital expenditures were $8.8 million in the nine months ended September 30, 1998 compared to $8.3 million in the nine months ended September 30, 1997. This increase was due primarily to increased capital expenditures in 1998 for new institutes and curricula additions at existing institutes offset by a decrease of approximately $3.0 million used to purchase new computers in the first quarter of 1997 (required to accommodate a software upgrade for the Company's computer-aided drafting technology curriculum). The Company expects that the capital expenditures for the full 1998 year will be approximately $11.5 million, the same as in 1997.

Capital expenditures for a new technical institute are approximately $0.4 million and capital expenditures for each new curriculum at an existing institute are approximately $0.3 million. The Company anticipates that its planned capital expenditures can be funded through cash flows from operations.

Cash flows from operations on a long-term basis are highly dependent upon the receipt of funds from Title IV Programs and the amount of funds spent on new technical institutes, curricula additions at existing institutes and possible acquisitions.

The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The Company adopted this SOP effective July 1, 1998 which increased net income by $0.3 million ($0.01 per share) in the three and nine months ended September 30, 1998.

Additionally, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and requires the cost of start-up activities to be expensed as incurred. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998. Initial application should be reported as a cumulative effect of a change in accounting principle as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes." The Company intends to adopt this standard in the first quarter of 1999. The cumulative effect of the change in accounting is not expected to have a material effect on the 1999 annual operating results of the Company.

Year 2000 Compliance

The Year 2000 Problem. Many information technology ("IT") hardware and software systems ("IT Systems") and non-IT systems containing embedded technology, such as microcontrollers and microchip processors ("Non-IT Systems") can only process dates with six digits (e.g., 06/26/98), instead of eight digits (e.g., 06/26/1998). This limitation may cause IT Systems and Non-IT Systems to experience problems processing information with dates after December 31, 1999 (e.g., 01/01/00 could be processed as 01/01/2000 or 01/01/1900) or with other dates, such as September 9, 1999, which was a date traditionally used as a default date by computer programmers. These problems may cause IT Systems and Non-IT Systems to suffer miscalculations, malfunctions or disruptions. These problems are commonly referred to as "Year 2000" or "Y2K" problems. The Company is unable at this time to assess the possible impact on its financial condition, results of operations and cash flows that may result from any disruptions to its business caused by Y2K problems in any IT Systems and Non-IT Systems that the Company, or any third party with which the Company has a material relationship, uses. Management does not believe at the current time, however, that the cost to remedy the Company's internal Y2K problems will have a material adverse effect on the Company's results of operations or cash flows.

The Company's State of Readiness. The Company has begun to implement a plan to ensure that its IT Systems and material Non-IT Systems controlled by the Company are Y2K compliant before January 1, 2000. The first phase of the plan was to assess the potential exposure of the Company's IT Systems and material Non-IT Systems to Y2K problems. This phase has been completed. In the second phase, which has also been completed, the Company designed a procedure to remediate the Company's exposure to Y2K problems in its IT Systems and material Non-IT Systems that it controls. The Company is currently in the third phase, which involves the actual remediation of the Company's IT Systems and material Non-IT Systems that it controls. After the third phase is completed, the Company will begin the fourth and final phase of testing the remediation to the Company's IT Systems and material Non-IT Systems that it controls to ensure Y2K compliance. The testing phase is scheduled to be completed by June 30, 1999. The Company believes that it has identified all IT Systems and material Non-IT Systems controlled by the Company that may require Y2K remediation. The Company has 12 people (both employees and outside consultants) dedicated to completing enhancements to its IT Systems, which include its accounting, human resources, financial services, admissions, education, recruitment and career services systems. These enhancements, which have been ongoing since 1996 and were not accelerated due to any Y2K problems, will also address the Y2K problems with the Company's IT Systems. The enhancements are scheduled to be completed by March 31, 1999. The Company has dedicated two employees to either remediate or cause the remediation of material Non-IT Systems controlled by the Company that have been identified as possessing a Y2K problem. The remediation of the Company's material Non-IT Systems controlled by the Company is scheduled to be completed by March 31, 1999. The Company acquired many of these Non-IT Systems during the past few years and does not believe that a substantial number of these newer systems possess a Y2K problem and many have been warranted by the vendor to be Y2K compliant. The Company has contacted the third parties who control the Company's other material Non-IT Systems (including, without limitation, the Company's communication systems, security systems, electrical systems and HVAC systems) to assess whether any of these systems possess a Y2K problem that could adversely affect the Company's operations if a malfunction occurred. The Company has also implemented procedures to help ensure that any new Non-IT Systems acquired or utilized by the Company are Y2K compliant. In addition, the Company has identified and begun to contact the third parties whose lack of Y2K compliance may pose problems for the Company, such as federal and state regulators, Accrediting Commissions, guaranty agencies, lenders, computer software and hardware suppliers and book vendors. The General Accounting Office ("GAO") reported in September 1998 that the DOE's delay in addressing the Y2K problems in its IT Systems and the DOE's limited progress in making contingency plans should its IT Systems fail could result in serious disruptions in the DOE's administration of, and disbursement of funds under, the Title IV Programs. This report followed a negative assessment of the DOE's Y2K preparedness by the House Government

Reform and Oversight Committee. The DOE responded to the GAO report that it is optimistic that it will resolve its material Y2K problems before January 1, 2000.

The Costs to Address the Company's Year 2000 Issues. The Company has expended approximately $25,000 in direct costs through September 30, 1998 to identify and remediate its Y2K problems. This amount does not include: (a) the salaries of the Company's employees involved in the remediation process; (b) the cost of the enhancements to the Company's IT Systems, because the enhancements have not been accelerated due to Y2K problems; and (c) the cost to the Company of replacing any Non-IT Systems or acquiring any new Non-IT Systems in the normal course of the Company's operations and not because of any Y2K problems. Based on its current assessment of the Company's Y2K problems, the Company estimates that its remediation efforts will cost between $50,000 and $100,000 for the Company's IT Systems and material Non-IT Systems controlled by the Company to become Y2K compliant, representing up to 10% of the Company's IT budget. Approximately 75% of this amount will be used, if necessary, to replace computer hardware and software and other Non-IT Systems equipment owned by the Company at the ITT Technical Institutes. This amount does not include any costs associated with remediating any Y2K problems suffered by any third parties' IT Systems and Non-IT Systems that may affect the Company's operations. The source of the funds for the Company's Y2K remediation efforts will be the Company's operations.

The Risks of the Company's Year 2000 Issues. The remediation of the Company's Y2K problems will increasingly result in the deferral of some existing and contemplated projects, particularly those involving the Company personnel conducting the Y2K remediation. Although the Company is unable at this time to quantify its internal indirect costs resulting from its Y2K problems, management does not believe that the cost of remediating the Company's internal Y2K problems or the lost opportunity costs arising from diverting the efforts of Company personnel to the remediation will have a material adverse effect on its financial condition, results of operations or cash flows. The Company does not intend to use any independent verification or validation processes to assure the reliability of the Company's risk or cost estimates associated with its Y2K problems. The Company has begun to outline several possible worst case scenarios that could arise from its Y2K problems. At this time, however, the Company has insufficient information to assess the likelihood of any worst case scenario. The Company's most reasonably likely worst case Y2K scenarios involve significant (a) delays in the Company's receipt of federal and state student financial aid in payment of students' education costs of attending the ITT Technical Institutes, (b) delays or interruptions in the eligibility to participate in Title IV Programs, approval to operate or accreditation of the ITT Technical Institutes that are undergoing their initial, or a renewal of, such eligibility, approval or accreditation and (c) delays in obtaining authorization to offer new programs of study for which the ITT Technical Institutes have applied. In 1997, the Company derived approximately 70% of its revenues from Title IV Programs administered by the DOE. In addition, a number of the Company's ITT Technical Institutes participate in various state student financial aid programs administered by the SEAs that, in total, generate a material portion of the Company's revenues. In the Company's 1997 fiscal year, one lending institution provided approximately 62% of all federally guaranteed student loans to ITT Technical Institute students, and one student loan guaranty agency guaranteed approximately 94% of all FFEL program loans made to ITT Technical Institute students. As a result, the Company is dependent on the ability of the DOE, the SEAs and its primary student loan lender and guaranty agency to resolve their Y2K problems. If any of these parties experienced a Y2K problem that significantly delayed the Company's receipt of federal or state student financial aid in payment of students' education costs of attending the ITT Technical Institutes, such a Y2K problem could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Similarly, an interruption in the ITT Technical Institutes' operations could occur if the DOE, any SEA or either Accrediting Commission is unable to timely grant or renew an ITT Technical Institute's eligibility to participate in Title IV Programs, approval to operate or accreditation, respectively, due to a Y2K problem. A prolonged delay or interruption for a significant number of institutes could have a material adverse effect on the Company's financial condition, results of operations and cash flows. The Company is unable to independently assess the Y2K readiness of any of these third parties at this time.

Contingency Plan. The Company has developed a contingency plan for the Company's IT Systems and material Non-IT Systems controlled by the Company. The Company has dedicated two employees to remediate a Company IT System that will become obsolete after the enhancements to the Company's IT Systems are finished. The remediation of this IT System is scheduled to be completed by March 31, 1999. If the enhancements to the Company's IT Systems are not finished before January 1, 2000, the Company hopes to avoid any disruption to its business by using this other IT System. The Company's contingency plan with respect to the material Non-IT Systems that it controls includes, among other things, investigating the availability and replacement cost of such Non-IT Systems that have Y2K problems, isolating such systems that are not Y2K compliant so that they do not affect other systems, and adjusting the clocks on such Non-IT Systems that are not date sensitive. The Company believes that it could substitute other student loan lenders and guaranty agencies for its primary lender and guaranty agency if either of these parties experienced a Y2K problem that could significantly delay the Company's receipt of federal or state student financial aid in payment of students' education costs of attending the ITT Technical Institutes. The Company's current financial resources would also help the Company weather any such delay. Otherwise, the Company has no contingency plan, and does not intend to create a contingency plan, for the IT systems and Non-IT Systems that are not controlled by the Company, including the third party IT Systems of the DOE, the SEAs and the Accrediting Commissions on which the Company relies.

Factors That May Affect Future Results

This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and the Company's eligibility to participate in, student financial aid programs utilized by the Company's students; the consummation of the proposed settlements of student litigation and claims related to the Company's technology programs in California and the Company's hospitality programs; effects of any change in ownership of the Company resulting in a change in control of the Company, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; receptivity of students and employers to the Company's existing program offerings and new curricula; loss of lender access to the Company's students for student loans; and a substantial increase in the shares of the Company's common stock available for sale in the market upon ITT Corporation's divestment of its holdings of the Company's common stock.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business. Among the legal actions currently pending are:

     1. Eldredge, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 689376) (the "Eldredge Case"), was filed on June 8, 1995 in the Superior Court of San Diego County in San Diego, California by seven graduates of the hospitality program at the San Diego ITT Technical Institute. The suit alleged, among other things, misrepresentation, civil conspiracy and statutory violations of the California Education Code ("CEC"), California Business and Professions Code ("CBPC") and California Consumer Legal Remedies Act ("CCLRA") by the Company, ITT and three employees of the Company. The plaintiffs claimed that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of the plaintiffs for, and/or in the promotion of, the program, (b) provided inadequate instruction to the plaintiffs, (c) used inadequate facilities and equipment in the program and inappropriate forms of contracts with the plaintiffs, (d) failed to provide the plaintiffs with all required information and disclosures and (e) misrepresented the plaintiffs' prospects for employment upon graduation, the employment of the program's graduates and the plaintiffs' ability to transfer program credits. The jury rendered a verdict against the Company and ITT in this action in October 1996. General damages of approximately $0.2 million were assessed against the Company and ITT, jointly, on the plaintiffs' misrepresentations and CEC claims. Exemplary damages of $2.6 million and $4.0 million were assessed against the Company and ITT, respectively. The judge also awarded the plaintiffs attorney's fees and costs in the amount of approximately $0.9 million. Prejudgment interest was assessed on the general damages award and post-judgment interest was assessed on the entire award. The plaintiffs' CBPC and CCLRA claims and their claims against the Company employees were dismissed, and the judge vacated the jury verdict against ITT. The Company appealed the awards rendered against it, and the plaintiffs appealed the vacated verdict against ITT.

          In September 1998, the Company agreed to settle all of the plaintiffs' claims in the Eldredge case in conjunction with the settlement of other related legal proceedings and claims discussed below. The Company recorded a $12.9 million provision for legal settlements in September 1998 associated with such settlements, including the legal and administrative expenses the Company expects to incur to consummate the settlements. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations." All of the parties in the Eldredge case have dismissed their respective appeals and have filed a joint application and stipulation with the appellate court to reverse the judgment against the Company and remand the case back to the trial court with instructions to dismiss the case with prejudice. A California statute prohibits the California SEA from approving an application for a change in control of any institution submitted by an applicant that has been found in any judicial or administrative proceeding to have violated Chapter 7 (formerly Chapter 3) of the CEC ("Chapter 7"). If the appellate court reverses the judgment against the Company in the Eldredge case, the Company believes that it will not have been found in any judicial or administrative proceeding to have violated Chapter 7 and the California SEA will no longer be prohibited from approving any subsequent application for a change in control submitted by the Company for any of the 11 ITT Technical Institutes in California.

          Other related legal proceedings and claims (as discussed below) have resulted and may continue to result from other persons alleging similar claims of misrepresentation and violations of certain statutory provisions.

     2. Robb, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707460) (the "Robb Case"), was filed on January 24, 1997 in the Superior Court of San Diego County in San Diego, California by four graduates of the San Diego ITT Technical Institute. The suit, as originally filed, alleged, among other things, statutory violations of the CEC and CBPC by the Company and ten employees of the Company. The plaintiffs in the original complaint sought compensatory damages, civil penalties, injunctive relief, disgorgement of ill-gotten gains, restitution (including return of educational costs) on behalf of plaintiffs and all other persons similarly situated who attended an ITT Technical Institute in California, attorney's fees and costs, and also sought to have the action certified as a class action. The plaintiffs amended their complaint on August 14, 1997. The amended complaint deleted three and added two named plaintiffs. Each of the three plaintiffs was a student who attended one of three different programs (i.e., hospitality, electronics engineering technology and computer-aided drafting technology) at an ITT Technical Institute in California. The plaintiffs in the amended complaint alleged only violations of the CEC, based on the plaintiffs' claims that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the programs offered in California, (b) failed to provide students with all required information and disclosures and (c) misrepresented students' prospects for employment upon graduation and the employment of the programs' graduates. The plaintiffs sought (a) a refund of an unspecified amount representing all consideration paid to the Company by the plaintiffs and all other persons similarly situated who attended any of the programs in California at any time from January 1, 1991 through December 31, 1996, (b) a state statutory penalty equal to two times the refund amount, (c) injunctive relief and (d) an unspecified amount of attorney's fees and costs.

          In May 1998, the Company agreed to settle all of the claims of one of the three plaintiffs in this legal proceeding. In September 1998, the Company agreed to settle all of the claims of the two remaining plaintiffs in this legal proceeding and to seek a class settlement of the claims of the approximately 19,000 other persons who attended any technology program at any ITT Technical Institute in California from January 1, 1990 through December 31, 1997. The class settlement, which is subject to court approval, would provide class members with nontransferable tuition credits to attend a different educational program at an ITT Technical Institute in the amount of: (a) $250.00 per quarter off the then prevailing quarterly tuition for class members who completed at least 50% of an associate degree program at an ITT Technical Institute in California; (b) $125.00 per quarter off the then prevailing quarterly tuition for class members who completed
          (i) less than 50% of an associate degree program at an ITT Technical Institute in California or (ii) at least 50% of a bachelor degree program at an ITT Technical Institute in California; and (c) $62.50 per quarter off the then prevailing quarterly tuition for class members who completed less than 50% of a bachelor degree program at an ITT Technical Institute in California. The class member could use the tuition credit toward the cost of attending any ITT Technical Institute program that the class member had not previously attended. In addition to the issuance of tuition credits, the Company has also agreed to stipulate to a permanent injunction that would enjoin the Company from certain recruitment practices (none of which the Company currently follows) and to pay the plaintiffs' reasonable attorneys' fees and expenses. If more than 1% of the class members opt out of the class settlement, the Company may, in its sole discretion, terminate the class settlement.

     3. Iverson, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707705); Ohrt v. ITT Educational Services, Inc., et al. (Civil Action No. 00707706); Sayers v. ITT Educational Services, Inc., et al. (Civil Action No. 00707707); Barrent, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707708) (the "Barrent Case"); and Kellum, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 00707709) (the "Kellum Case"), were each filed on January 31, 1997 in the Superior Court of San Diego County in San Diego, California. Each of the five actions (involving, in total, 16 former students who attended the hospitality program at the San Diego ITT Technical Institute) alleged statutory violations of the CEC, the CBPC and the California Consumer Contract Awareness Act of 1990, intentional misrepresentation and/or concealment, and civil conspiracy by the Company, ITT and a Company employee. The plaintiffs claimed that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of the plaintiffs for, and/or in the promotion of, the program, (b) used inadequate facilities and equipment in the program and inappropriate forms of contracts with the plaintiffs, (c) failed to provide the plaintiffs with all required information and disclosures and a fully executed copy of their contracts with the Company and (d) misrepresented the plaintiffs' prospects for employment upon graduation, the employment of the program's graduates and the plaintiffs' externship portion of the program. The plaintiffs in each action sought various forms of recovery, including (a) an unspecified amount for compensatory damages, disgorgement of ill-gotten gains, restitution, attorney's fees and costs, (b) state statutory penalties equal to two times actual damages, (c) injunctive relief and (d) $10 million in exemplary damages.

          In May 1998, the Company agreed to settle all of the claims of four of the five plaintiffs in the Kellum Case and five of the six plaintiffs in the Barrent Case. In September 1998, the Company agreed to settle all of the claims of the remaining seven plaintiffs in these five legal proceedings.

     4. Collins, et al. v. ITT Educational Services, Inc., et al. (Civil Action No. 98 cv 0659 BTM) (the "Collins Case"), was filed on April 6, 1998 in the U.S. District Court for the Southern District of California in San Diego, California by nine former students who attended the hospitality program at either the Maitland or San Diego ITT Technical Institute. The suit alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act, the CEC, the CBPC, the CCLRA, the Florida Deceptive and Unfair Trade Practices Act, the Florida Civil Remedies for Criminal Practices Act and Florida statutes prohibiting misleading advertising, common law fraud and/or concealment and civil conspiracy by the Company and ITT. The plaintiffs claimed that the defendants (a) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the program, (b) failed to provide students with all required information and disclosures and (c) misrepresented students' prospects for employment upon graduation, the employment of the program's graduates and the students' externship portion of the program. The plaintiffs sought various forms of recovery on behalf of the plaintiffs and all other persons similarly situated who attended the program at the Indianapolis, Maitland, Portland or San Diego ITT Technical Institute at any time from January 1, 1990 through December 31, 1996, including (a) an unspecified amount for compensatory damages, exemplary damages, rescission and the return of all tuition and fees paid to the Company by or on behalf of students who attended the program, the disgorgement of ill-gotten gains, restitution, attorney's fees and costs, (b) state statutory penalties of two and three times actual damages, (c) a federal statutory penalty of $45 million and (d) injunctive relief.

          In September 1998, the Company agreed to seek a class settlement of the claims of the nine plaintiffs in this legal proceeding and of the approximately 1,200 other persons who attended an associate degree program in hospitality at the ITT Technical Institute in Maitland, Florida, San Diego, California, Portland, Oregon or Indianapolis, Indiana. The class settlement, which is subject to court approval, involves the Company's payment of cash to the class members and the plaintiffs' reasonable attorneys' fees and expenses. If more than 1% of the class members opt out of the class settlement, the Company may, in its sole discretion, terminate the class settlement.

     5. In August 1998, 15 former students who attended the hospitality program at the ITT Technical Institute in San Diego or Maitland threatened to commence legal proceedings against the Company and others. The claimants alleged, among other things, statutory violations, misrepresentation, fraud and concealment by the Company and others arising out of their recruitment to attend, and their education at, the ITT Technical Institute. In September 1998, the Company agreed to settle all of the claims of the 15 claimants.

There can be no assurance as to the ultimate outcome of any litigation involving the Company. Nevertheless, management does not believe any pending legal proceeding will result in a judgment or settlement that will have, after taking into account the Company's existing provisions (including the $12.9 million provision in September 1998 described above) for such liabilities, a material adverse effect on the Company's financial condition, results of operations or cash flows, unless (a) the Company fails to obtain court approval of the class settlement in the Robb Case or the Collins Case and a significant amount of litigation against the Company results from such failure or (b) a significant number of class members opt out of either class settlement and pursue litigation against the Company. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject the affected ITT Technical Institute to additional regulatory scrutiny.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ITT Educational Services, Inc.


Date: November 2, 1998


                                    By:          /s/ Gene A. Baugh
                                        ---------------------------------------
                                                   Gene A. Baugh
                                            Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.                                           Description
-------------------------------------------------------------------------------
 10.16    *ESI Pension Plan....................................................

 11        Statement re Computation of Per Share Earnings......................

 27        Financial Data Schedule.............................................

----------------------

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.