Form 10-K405
period 1998-12-31
ITT EDUCATIONAL SERVICES INC
filed 1999-02-19
CIK 922475

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ANNUAL REPORT

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13144

                         ITT EDUCATIONAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-2061311
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

     5975 CASTLE CREEK PARKWAY N. DRIVE                46250-0466
               P.O. BOX 50466                          (Zip Code)
           INDIANAPOLIS, INDIANA
  (Address of principal executive offices)

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

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

                                  $912,756,883

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at February 11, 1999 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   25,526,452

    Number of shares of Common Stock, $.01 par value, outstanding at February 11, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K

  IDENTITY OF DOCUMENT                    PARTS OF FORM 10-K INTO WHICH DOCUMENT
                                          IS INCORPORATED

  Definitive Proxy Statement for the      PART III
  Annual Meeting of Shareholders to be
  held May 11, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ITT EDUCATIONAL SERVICES, INC.
                             INDIANAPOLIS, INDIANA
              ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION
                               DECEMBER 31, 1998

                                     PART I

ITEM 1. BUSINESS.

    YOU SHOULD KEEP IN MIND THE FOLLOWING POINTS AS YOU READ THIS REPORT:

    - REFERENCES IN THIS DOCUMENT TO "WE," "US," "OUR" AND "ESI" REFER TO ITT EDUCATIONAL SERVICES, INC. AND ITS SUBSIDIARIES. REFERENCES TO "ITT" REFER TO ITT CORPORATION, A NEVADA CORPORATION, AND ITS SUBSIDIARIES. REFERENCES TO "STARWOOD HOTELS" REFER COLLECTIVELY TO STARWOOD HOTELS & RESORTS WORLDWIDE, INC., A MARYLAND CORPORATION FORMERLY KNOWN AS STARWOOD LODGING CORPORATION, AND ITS SUBSIDIARIES.

    - THE TERMS "ITT TECHNICAL INSTITUTES," "TECHNICAL INSTITUTES" OR "INSTITUTES" (IN SINGULAR OR PLURAL FORM) REFER TO THE INDIVIDUAL SCHOOLS OWNED AND OPERATED BY ESI. THE TERMS "INSTITUTION" OR "CAMPUS GROUP" (IN SINGULAR OR PLURAL FORM) MEAN A MAIN CAMPUS AND ITS ADDITIONAL LOCATIONS OR BRANCH CAMPUSES, IF ANY.

    - UNLESS WE TELL YOU OTHERWISE, ALL INFORMATION IN THIS REPORT HAS BEEN ADJUSTED TO REFLECT A THREE-FOR-TWO STOCK SPLIT OF OUR COMMON STOCK OCCURRING ON APRIL 15, 1996 AND A THREE-FOR-TWO STOCK SPLIT OF OUR COMMON STOCK OCCURRING ON NOVEMBER 4, 1996.

BACKGROUND

    We are a Delaware corporation incorporated in 1946. Prior to our initial public offering, which we completed on December 27, 1994, we were a wholly owned subsidiary of ITT Corporation, formerly a Delaware corporation and now known as ITT Industries, Inc., an Indiana corporation ("Old ITT"). Old ITT acquired us in 1966, and we changed our name to ITT Educational Services, Inc. in 1969. Our principal executive offices are located at 5975 Castle Creek Parkway, North Drive, Indianapolis, Indiana 46250, and our telephone number is (317) 594-9499. On September 29, 1995, ITT succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of our common stock, as part of the division of Old ITT's businesses among itself and two of its wholly owned subsidiaries (including ITT) and distribution of all the outstanding common stock of ITT and the other subsidiary to the shareholders of Old ITT, which occurred on December 19, 1995. On February 23, 1998, Starwood Hotels acquired ITT. On June 9, 1998, ITT sold 13,050,000 shares of our common stock in a public offering, reducing ITT's beneficial ownership to 35%. On February 1, 1999, ITT sold 7,950,000 shares of our common stock in a public offering (the "February 1999 Offering") and we repurchased 1,500,000 shares of our common stock from ITT, completely eliminating ITT's beneficial ownership.

OVERVIEW

    We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenues and student enrollment. We offer associate, bachelor and master degree programs and non-degree diploma programs to approximately 25,000 students. We currently have 67 institutes located in 27 states. We design our education programs, after consultation with employers, to help graduates begin to prepare for careers in various fields involving technology. As of December 31, 1998, approximately 99% of our students were enrolled in a degree program, with approximately 74% enrolled in electronics engineering technology ("EET") related programs and approximately 23% enrolled in computer-aided drafting technology ("CAD") related programs. Employers who have hired our graduates primarily include small, technology companies, but also include large corporations, such as AT&T, Intel, Microsoft and General Electric. Additionally, many federal and local government agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency, have hired our graduates. We have provided career-oriented education programs for over 30 years and our institutes have graduated over 125,000 students since 1976.

    We have grown significantly during the past 18 years. Of the 67 institutes we currently operate, we established 53 from January 1, 1981 through December 31, 1998. We established 17 of these institutes in our last five fiscal years. The number of students attending our institutes has increased 29% from 19,860 on December 31, 1993 to 25,608 on December 31, 1998. Total revenues increased 72% from $169.0 million in 1993 to $291.4 million in 1998, an 11.5% compound annual growth rate. Operating income increased 141% from $13.8 million in 1993 to $33.4 million in 1998, a 19.2% compound annual growth rate. Net income, excluding one-time expenses, increased 179% from $8.3 million in 1993 to $23.2 million in 1998, a 22.7% compound annual growth rate.

    We opened three new institutes in each of 1997 and 1998 and two new institutes in January 1999. In addition, in 1998 we launched our first information technology program, Computer Network Systems Technology, at three institutes. We plan to open two additional new institutes in the remainder of 1999. We intend to continue expanding by opening new institutes and offering a broader range of programs at our existing institutes, including several new information technology programs.

    We expect that the demand for postsecondary education will continue to increase over the next several years as a result of favorable demographic, economic and social trends. These trends include, based on data from the U.S. Department of Education ("DOE"), data from the Bureau of Labor Statistics and data collected in the Current Population Survey conducted by the Bureau of the
Census:

    - a 24% projected increase in the number of new high school graduates from approximately 2.5 million in 1994 to approximately 3.1 million in 2004;

    - the relatively small percentage of adults over age 25 who possess a bachelor degree (approximately 23% in 1995);

    - an increasing number of high school graduates attending postsecondary educational institutions (65% in 1996 versus 53% in 1983);

    - a projected increase of 1.1 million in the number of new information technology jobs between 1996 and 2006; and

    - a heightened recognition of the importance of postsecondary education to an individual's career prospects.

We believe that we are well positioned to take advantage of the increasing demand for postsecondary education programs for the following reasons:

    EMPLOYMENT ORIENTED EDUCATION. Our institutes offer curricula designed to teach the technical knowledge and skills desired by many employers for entry-level positions. Unlike the undergraduate curriculum offered by many two-and four-year colleges, we have designed our undergraduate curriculum, after consultation with employers, to help graduates begin to prepare for careers in various fields involving technology. Our headquarters curriculum managers, as well as advisory committees comprised of representatives of employers, review our curricula on a regular basis to respond to changes in technology and industry needs. We believe that our graduate employment rates show the strength of our programs and career services. Based on information provided by graduates and employers, approximately 90% of our institutes' 1997 graduates, other than graduates who continued in a bachelor degree program at one of our institutes, had obtained employment or were already employed in fields involving their programs of study as of April 24, 1998, the end of the most recently completed statistical year.

    PROGRAMS DESIGNED FOR THE CONVENIENCE OF STUDENTS. We design the programs offered by our institutes to provide students flexibility in scheduling classes. Each of our institutes operates year-round and offers undergraduate programs on a quarterly basis, typically with four 12-week quarters during a year. This year-round format allows students to complete their program of study and enter the work force more rapidly than students attending traditional colleges. We typically offer classes in most of our programs in four-hour sessions, five days a week, generally in the morning, afternoon and evening, which allows our students to work while attending our institutes. Programs of study are substantially standardized throughout our institutes, providing greater uniformity and enabling students to transfer, if necessary, to the same program offered at another institute with less disruption to their education. We believe this standardization also provides curriculum quality and consistency throughout our institutes, which increases the marketability of our graduates to employers.

    FINANCIAL STRENGTH AND REGULATORY COMPLIANCE. We believe that our financial strength enables us to capitalize on expansion opportunities, while devoting resources to complying with federal and state regulatory requirements. As of December 31, 1998, after giving effect to our stock repurchase, we would have had $70.2 million in cash and marketable debt securities and no debt.

BUSINESS STRATEGY

    Our strategy is to pursue multiple opportunities for growth. We are implementing a business plan designed to increase revenues and operating efficiencies by increasing the number of program offerings and student enrollment at existing institutes and by opening new institutes across the United States. The principal elements of this strategy include the following:

    ENHANCE RESULTS AT THE INSTITUTE LEVEL.

        INCREASE ENROLLMENTS AT EXISTING INSTITUTES. In each of the last three fiscal years, we increased our student enrollment at those institutes open for more than 24 months by an average of approximately 5.1%. We believe that current demographic and employment trends will allow us to enroll a greater number of recent high school graduates. In addition, we intend to increase recruiting efforts aimed at enrolling more working adults.

        BROADEN AVAILABILITY OF CURRENT PROGRAM OFFERINGS. We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer at least three programs at each institute. Our 67 institutes provide significant potential for the introduction of existing programs to a broader number of institutes. From January 1, 1994 through December 31, 1998, we increased the number of institutes which offer three or more programs from 16 to 33. We believe that introducing new programs at existing institutes will attract more students. In 1998, we increased the number of program offerings at 12 existing institutes, and in 1999 we intend to increase the number of program offerings at approximately 35 additional existing institutes.

        DEVELOP OR ACQUIRE ADDITIONAL DEGREE PROGRAMS. We plan to introduce degree programs in additional fields of study and at different degree levels. We have introduced five new degree programs at 16 institutes since December 1995, which had approximately 750 students enrolled at December 31, 1998. In 1998, we launched our first program in information technology, an associate degree program in Computer Network Systems Technology, at three institutes. We intend to introduce this program at 27 additional institutes in 1999 and we plan to begin testing three additional information technology degree programs in 1999. We believe that introducing new programs can attract a broader base of students and can motivate current students to extend their studies.

        EXTEND TOTAL PROGRAM DURATION. We have increased the number of institutes that offer bachelor degree programs to graduates of our associate degree programs. In our last five fiscal years, the number of our institutes which offer bachelor degree programs increased from 13 to 28. As a result, the average combined total program time a student remains enrolled in our programs has increased from 18 months in 1986 to 24 months in 1998. The newly introduced associate degree program in Computer Network Systems Technology is 24 months in duration. We expect that the average combined total program time of our students will increase further as additional bachelor degree programs are added at our institutes.

        IMPROVE STUDENT OUTCOMES. We strive to improve the graduation and graduate employment rates of our undergraduate students by providing extensive academic and career services and dedicating significant administrative resources to career services. From 1993 through 1997, the percentage of graduates of our institutes (other than graduates who continued in a bachelor degree program at one of our institutes) who were employed or already working in fields involving their programs of study increased from 83% to 90%.

    INCREASE THE NUMBER OF OUR INSTITUTES. We plan to add new institutes at sites throughout the United States. Using our proprietary methodology, we determine locations for new institutes based on a number of factors, including demographics and population and employment growth. We opened three new institutes in each of 1997 and 1998 and two new institutes in January 1999. We plan to open two additional new institutes in the remainder of 1999. New institutes open for less than 24 months had a total of 644 students enrolled at December 31, 1998. We will continue to consider acquiring schools located in markets where our institutes are not presently located.

    INCREASE MARGINS BY LEVERAGING FIXED COSTS AT INSTITUTE AND HEADQUARTERS LEVELS. Our efforts to optimize school capacity and class size, have helped us to increase student enrollment without incurring a proportionate increase in fixed costs at our institutes. In addition, we have realized substantial operating efficiencies by centralizing management functions and implementing operational uniformity among our 67 institutes. Expenses incurred at our headquarters (including the district offices) declined as a percentage of revenues from 6.6% in 1994 to 5.1% in 1998 as a result of these operating efficiencies. We will continue to seek to improve margins by increasing enrollments and revenues without incurring a proportionate increase in fixed costs at our institutes.

PROGRAMS OF STUDY

    We offer 15 degree programs and several diploma programs in various fields of study. All of our institutes offer a degree or diploma program in EET and 59 institutes offer a degree or diploma program in CAD. Together the EET and CAD programs comprise the core of our institutes' program offerings. The table below sets forth information regarding the programs of study we offered as of December 31, 1998.

                                                                 NUMBER OF INSTITUTES OFFERING AT
                                                                         DECEMBER 31, 1998
                                                              ---------------------------------------
                                                              MASTER   BACHELOR   ASSOCIATE
PROGRAM OF STUDY                                              DEGREE    DEGREE     DEGREE     DIPLOMA
------------------------------------------------------------  ------   --------   ---------   -------
Project Management..........................................     1      --          --         --
Electronics Engineering Technology..........................   --         19          63          2
Computer-Aided Drafting Technology..........................   --       --            59       --
Automated Manufacturing Technology (1)......................   --          5        --         --
Tool Engineering Technology (2).............................   --       --             3       --
Architectural Engineering Technology (2)....................   --       --             3       --
Industrial Design (2).......................................   --          3        --         --
Computer Visualization Technology (2).......................   --          6        --         --
Chemical Technology.........................................   --       --             3       --
Telecommunications Engineering Technology (1)...............   --          3        --         --
Computer Network Systems Technology.........................   --       --             3       --
Hospitality (3).............................................   --          1           1       --
Other Programs of Study (4).................................   --       --             3          2
  Total.....................................................

                                                                       NUMBER OF STUDENTS ENROLLED AT
                                                                             DECEMBER 31, 1998
                                                              ------------------------------------------------
                                                              MASTER   BACHELOR   ASSOCIATE
PROGRAM OF STUDY                                              DEGREE    DEGREE     DEGREE     DIPLOMA   TOTAL
------------------------------------------------------------  ------   --------   ---------   -------   ------
Project Management..........................................    62       --         --         --           62
Electronics Engineering Technology..........................   --         932      17,421        91     18,444
Computer-Aided Drafting Technology..........................   --        --         5,255      --        5,255
Automated Manufacturing Technology (1)......................   --         329       --         --          329
Tool Engineering Technology (2).............................   --        --           197      --          197
Architectural Engineering Technology (2)....................   --        --           173      --          173
Industrial Design (2).......................................   --          98       --         --           98
Computer Visualization Technology (2).......................   --         213       --         --          213
Chemical Technology.........................................   --        --           153      --          153
Telecommunications Engineering Technology (1)...............   --         182       --         --          182
Computer Network Systems Technology.........................   --        --            98      --           98
Hospitality (3).............................................   --           6          23      --           29
Other Programs of Study (4).................................   --        --           245       130        375
                                                              ------   --------   ---------   -------   ------
  Total.....................................................    62      1,760      23,565       221     25,608
                                                              ------   --------   ---------   -------   ------
                                                              ------   --------   ---------   -------   ------

------------------------------

(1) EET related program.

(2) CAD related program.

(3) In our normal course of operations, we review the operations and viability of all of our programs of study (including the marketing, recruitment and enrollment procedures and materials relating to the programs) and, from time to time, we make changes with respect to each of our programs. Due to the continuing lack of profitability of the Hospitality programs, we have ceased enrolling new students in the associate degree Hospitality program and intend to cease offering the associate degree Hospitality program once all students currently enrolled in the program have an opportunity to complete it. We also intend to cease offering the bachelor degree Hospitality program once all students currently enrolled in the program have an opportunity to complete it and all students currently enrolled in the associate degree Hospitality program have an opportunity to enroll in and complete the bachelor degree Hospitality program.

(4) Other programs consist of Business Technology and Administration, Business Management and Accounting, Automotive Service Technology and Heating/Air Conditioning/Refrigeration.

    As of December 31, 1998, approximately 74% of our students were enrolled in EET related programs and approximately 23% were enrolled in CAD related programs. We design our EET programs to help graduates begin to prepare for careers in various fields involving EET by providing students a practical education with respect to specific electronic circuits and specialized techniques. Our bachelor degree EET program offers a broader foundation in EET through the study of subjects such as circuit analysis, computer programming, computer operating systems and advanced communications systems. Graduates of the programs have obtained a variety of entry-level positions in various fields involving EET, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. We design our CAD program to help graduates begin to prepare for careers in various fields involving CAD through the teaching of computer-aided drafting techniques and conventional drafting methods. Graduates have obtained a variety of entry-level positions in various fields involving CAD, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design and landscape architecture.

    We generally organize the academic schedule of undergraduate programs at our institutes on the basis of four 12-week quarters of instruction with new students beginning at the start of each academic quarter. Students can complete our associate degree programs in eight academic quarters or less, and bachelor degree programs in 12 academic quarters (including academic quarters completed as part of a related associate degree program). We typically offer classes in most programs in four-hour sessions five days a week and, depending on student enrollment, sessions are generally available in the morning, afternoon and evening. This class schedule generally provides students with the flexibility to pursue part-time employment opportunities. Based on student surveys, we believe that a substantial majority of our students work at least part-time during their programs of study.

    We organize the academic schedule of the Master of Project Management ("MPM") program, currently our only graduate degree program of study, on a non-term basis. Students attending the MPM program take one- to six-week courses sequentially one at a time. Students can complete the MPM program in 21 months. We typically offer classes in the MPM program in four-hour sessions one night a week, which generally accommodates students working full-time jobs. Students may generally begin the MPM program once the minimum number of applicants necessary to begin a new class has been assembled. Our Indianapolis institute, which offers the MPM program at various sites throughout Indiana, is the only institute that presently offers the MPM program. The limited scope of the DOE's recognition of the ACCSCT currently prevents us from offering the MPM program at other institutes. It also prevents our students from participating in Title IV Programs to pay their education costs. We have arranged for an unaffiliated, private funding source to provide loans to the students in our MPM program.

    Our institutes' programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and technological environment. A significant portion of a typical student's day in an associate degree program at one of our institutes involves practical study in a lab environment.

    The content of technical courses in each program of study is substantially standardized among our institutes to provide greater uniformity and to better enable students to transfer, if necessary, to the same programs offered at other institutes with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of our institutes has established an advisory committee for each field of study, which is comprised of representatives of local employers. These advisory committees assist our institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student's program of study, degree programs may also include general education courses, such as economics, humanities, oral and written communications, environmental science and social psychology.

    Tuition for a student entering an undergraduate program in December 1998 for three consecutive academic quarters (the equivalent of an academic year at traditional two- and four-year colleges) is $7,502 for the EET program and $8,879 for the CAD program. We set a student's tuition cost for a program of study at the time the student enrolls in the program, provided the student remains continually enrolled in the program and does not repeat any courses. The majority of students attending one of our institutes lived in that institute's metropolitan area prior to enrollment. We do not provide any student housing.

STUDENT RECRUITMENT

    We strive to attract students with the motivation and ability to complete the career-oriented educational programs offered by our institutes. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our institutes and the programs they offer. These activities include television and other media advertising, direct mailings and high school visits.

    We centrally coordinate and develop our television advertising. We direct our television advertising at a combination of both the national market and the local markets in which our institutes are located. Our television commercials generally include a toll free telephone number for direct responses and information about the location of our institutes in the area. We centrally receive, track and promptly forward direct responses to our television advertising to the appropriate institute representatives to contact prospective students and schedule interviews. We target our direct mail campaigns at high school students and other potential postsecondary students. We centrally receive, track and forward responses to direct mail campaigns to the appropriate institute representatives.

    We employ a director of recruitment at each of our institutes, who reports to the director of such institute. We centrally establish, but implement at the local level, recruiting policies and procedures, as well as standards for hiring and training representatives. We employ approximately 80 high school coordinators who make thousands of presentations to students at high schools annually. These coordinators promote our institutes and obtain information about high school juniors and seniors who may be interested in attending our institutes. As of December 31, 1998, we employed approximately 510 other representatives to assist in local recruiting efforts. As of December 31, 1998, approximately 255 representatives performed their services solely in student recruitment offices located at each of our institutes, while approximately 255 representatives worked outside these offices and visited the homes of high school seniors and other prospective students.

    Local representatives of an institute pursue expressions of interest from potential undergraduate students by contacting prospective students and arranging for interviews either at such institute or at prospective students' homes. We have designed these interviews to establish a prospective student's qualifications, academic background, interests, motivation and goals for the future. Our interviewers typically show a video providing information about our institutes and our programs of study to the prospective undergraduate students. We pursue expressions of interest from potential graduate students by contacting them and arranging for their attendance at an informational seminar providing information about the institute and the MPM program.

    We monitor the effectiveness of our various marketing efforts and try to determine the extent to which each of our marketing efforts results in student enrollments. We estimate that in 1998 television advertising produced 39% of student enrollments at our institutes, high school coordinators accounted for 13%, referrals accounted for 14%, direct mail campaigns accounted for 9%, associate degree graduates enrolling in a bachelor degree program accounted for 7% and the remaining 18% were classified as miscellaneous.

    Student recruitment activities are subject to substantial regulation at both the state and federal level. Most states have bonding and licensing requirements that apply to many of our representatives. Our National Director of Recruitment and the directors of field recruitment and training oversee the implementation of recruitment policies and procedures. In addition, our internal audit department generally reviews the recruiting practices relating to the execution and completion of enrollment agreements at each of our institutes on an annual basis.

STUDENT ADMISSIONS AND RETENTION

    We strive to ensure that incoming students have the necessary academic background to complete their chosen programs of study. We require all applicants for admission to any of our institutes' associate degree or diploma programs to have a high school diploma or a recognized equivalent and to pass an admissions examination. Students interested in bachelor degree programs or the MPM program must satisfy additional admissions criteria that generally require, among other things: (1) in the case of bachelor degree programs, the student first earn an associate degree, complete an equivalent level program or complete an equivalent number of credit hours of coursework in the same or related subject matter; and
(2) in the case of the MPM program, the student first earn a bachelor degree and possess at least three years' full-time work experience. Students of varying ages and backgrounds attend our institutes. At December 31, 1998, approximately 93% of the students were high school graduates and the remaining students possessed the recognized equivalent of a high school diploma. In addition, approximately 32% of the students had some postsecondary educational experience prior to entering one of our institutes for the first time. Approximately 34% of the students were 19 years of age or younger, 35% were between 20 and 24 years of age, 19% were between 25 and 30 years of age and 12% were age 31 or over. Male students accounted for approximately 88% of total enrollment as of December 31, 1998, while total minority enrollment at our institutes (based on applicable federal classifications) was approximately 38%.

    The faculty and staff at each of our institutes strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the student, they also have a negative regulatory, financial and marketing effect on the institute. To minimize student withdrawals, each of our institutes devotes staff resources to assist and advise students regarding academic and financial matters. We encourage academic advising and tutoring in the case of undergraduate students experiencing academic difficulties. We also offer assistance and advice to undergraduate students looking for part-time employment and housing. In addition, we consider factors relating to student retention in the performance evaluation of all our instructors.

    Students are most likely to withdraw before they begin their second academic quarter of study at our institutes. Approximately 22% of all students who enroll in our institutes withdraw before their second academic quarter of study and approximately 23% withdraw at some point after the start of their second quarter. As a result, new institutes generally have higher withdrawal rates than institutes which have been open for five or more years. Approximately 70% of all students who continue their education past their first academic quarter complete their education at one of our institutes.

GRADUATE EMPLOYMENT

    Our institutes have graduated over 125,000 students since 1976. We believe that the success of graduates from undergraduate programs who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit undergraduate students. We try to obtain data on the number of undergraduate students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that students graduating from our institutes' undergraduate programs during the years listed below obtained employment or were already employed in fields involving their programs of study by June 30 or earlier of the year following graduation, as set forth below:

                                                                             PERCENT OF EMPLOYABLE
                                                                            GRADUATES WHO OBTAINED
                                                           NUMBER OF      EMPLOYMENT OR WERE ALREADY
                                                          EMPLOYABLE     EMPLOYED IN FIELDS INVOLVING
YEAR OF GRADUATION                                       GRADUATES(1)       THEIR PROGRAMS OF STUDY
-------------------------------------------------------  -------------  -------------------------------
1997...................................................        8,248                      90%
1996...................................................        8,422                      88%
1995...................................................        8,005                      87%
1994...................................................        7,459                      85%
1993...................................................        7,015                      83%

------------------------

(1) Employable graduates exclude graduates who continue in a bachelor degree program at one of our institutes.

    Each of our institutes employs personnel to offer students and graduates of undergraduate programs career services. These persons assist in job searches and solicit employment opportunities from employers. In addition, undergraduate students receive instruction during their programs of study on job search techniques, the use of relevant reference materials, the composition of resumes and letters of introduction and the appropriate preparation, appearance and conduct for interviews. We do not offer career services to students in the graduate program of study. The increase in employment rates set forth in the table above may also be due in part to improved conditions in the economy as a whole.

    Based on information from students and employers who responded to our inquiries, we estimate that average annual starting salaries reported for 1997 graduates of certain programs offered by our institutes who obtained employment or were already employed in fields involving their programs of study were as follows:

                                                                                         NUMBER OF
                                                                                        EMPLOYABLE    AVERAGE ANNUAL
                                                                                         GRADUATES     SALARY UPON
PROGRAM OF STUDY                                                                        IN 1997(1)      GRADUATION
-------------------------------------------------------------------------------------  -------------  --------------
Automated Manufacturing Technology (Bachelor Degree).................................          310      $   28,440
Electronics Engineering Technology (Bachelor Degree).................................          786      $   27,228
Industrial Design (Bachelor Degree)..................................................           57      $   26,592
Computer-Aided Drafting Technology, Tool Engineering Technology and Architectural
  Engineering Technology (Associate Degree and Diploma)..............................        2,429      $   21,286
Electronics Engineering Technology (Associate Degree and Diploma)....................        4,271      $   23,172

------------------------

(1) Employable graduates exclude graduates who continue in a bachelor degree program at one of our institutes.

    Average annual salaries upon graduation for our graduates may vary significantly among our institutes depending on local employment conditions and each graduate's background. Initial employers of graduates from our institutes' undergraduate programs include both small, technology-oriented companies and well recognized corporations.

FACULTY

    We hire faculty members in accordance with criteria established by us, the accrediting commissions that accredit our institutes and the state education authorities that regulate our institutes. We strive to hire faculty with related work experience and academic credentials to teach most technical subjects. Faculty members typically include education supervisors, who act as department chairs for a program of study, and various categories of instructors. As of December 31, 1998, our institutes employed 1,101 full-time faculty members and 302 part-time faculty members. The ratio of our total number of students to all full-time instructors at our institutes is approximately 27 to 1.

ADMINISTRATION AND EMPLOYEES

    Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance and a director of education. We employ approximately 160 people at our corporate headquarters in Indianapolis, Indiana. As of December 31, 1998, we had approximately 3,120 full-time and regular part-time employees. In addition, we employed approximately 445 students as laboratory assistants and in other part-time positions at that date. None of our employees are represented by labor unions.

    Our headquarters provides centralized services to all of our institutes in the following areas:

    - accounting

    - marketing

    - public relations

    - curricula development

    - purchasing

    - human resources

    - regulatory and legislative affairs

    - real estate

    In addition, national directors of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

    - recruiting

    - finance

    - education

    - career services

    Managers located at our headquarters closely monitor the operating results of each of our institutes and frequently conduct on-site reviews.

COMPETITION

    The postsecondary education market in the United States is highly fragmented and competitive with no private or public institution enjoying a significant market share. Our institutes compete for students with four-year and two-year degree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on the quality of the educational program, perceived reputation of the institution, cost of the program and employability of graduates. Certain public and private colleges may offer programs similar to those offered by our institutes at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit institutions. Other for-profit institutions offer programs that compete with those of our institutes. Certain of our competitors in both the public and private sector have greater financial and other resources than we do.

FEDERAL AND OTHER FINANCIAL AID PROGRAMS

    In 1998, we indirectly derived approximately 69% of our revenues from Title IV Programs. Our institutes' students also rely on state financial aid programs, family contributions, personal savings, employment and other resources to pay their educational expenses. Students at our institutes receive grants and loans to fund the cost of their education under the following Title IV Programs:

    - the Federal Family Education Loan ("FFEL") program, which accounted in aggregate for approximately 56% of our revenues in 1998;

    - the Federal Pell Grant ("Pell") Pell program, which accounted in aggregate for approximately 12% of our revenues in 1998;

    - the William D. Ford Federal Direct Loan ("FDL") program, which accounted in aggregate for approximately 3% of our revenues in 1998;

    - the Federal Work-Study ("Work-Study") program, which makes federal funds available to provide part-time employment to students and under which our institutes employed approximately 550 students and paid $1,360,000 in student wages in 1998;

    - the Federal Perkins Loan ("Perkins") program, which accounted in aggregate for less than 1% of our revenues in 1998; and

    - the Federal Supplemental Educational Opportunity Grant ("SEOG") program, which accounted in aggregate for less than 1% of our revenues in 1998.

    The Work-Study, Perkins and SEOG programs each require our institutions to make a matching contribution in the amount of 25% of the federal funds the institution receives from the DOE under those programs. In 1998, our 25% matching contribution amounted to $340,000 for the Work-Study program, $240,000 for the Perkins program and $15,000 for the SEOG program.

    In 1998, we indirectly derived approximately 3% of our revenues from state financial aid programs and our students were awarded $1,181,000 in institutional scholarships. We also provide tuition discounts to our full-time employees and their dependents to attend our institutes. For 1998, the cost of these employee educational discounts was $784,000.

REGULATION OF FEDERAL FINANCIAL AID PROGRAMS

    In order to participate in federal student financial aid programs under Title IV (the "Title IV Programs") of the Higher Education Act of 1965, as amended (the "HEA"), our institutions must each comply with the standards set forth in the HEA and the regulations promulgated thereunder by the DOE. The purpose of these standards is to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations or branch campuses, if any. Thirty of our 67 institutes are main campuses and 37 are additional locations. The HEA standards require an institution to obtain and periodically renew its certification by the DOE as an "eligible institution" that has been authorized by the relevant state education authority or authorities and accredited by an accrediting commission recognized by the DOE. Sixty-four of our 67 institutes currently participate in Title IV Programs. This number includes our institute in Garland, Texas which participates in the Pell, Perkins and Work-Study programs, but is ineligible to participate in the FFEL and FDL programs until at least October 1, 2000, due to its high student loan default rates. See "--Student Loan Defaults." The other three institutes, which we recently opened, have begun the certification process to participate in Title IV Programs.

    The DOE and other regulatory authorities subject for-profit providers of postsecondary education to increased scrutiny and regulation as a result of concern about fraud and abuse of Title IV Programs by some for-profit institutions. We believe that all of our institutes substantially comply with the HEA and its implementing regulations. We cannot, however, predict with certainty how all of the HEA provisions and the implementing regulations will be applied. As described below, the violation of Title IV Program requirements by us or any of our institutes could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, it is possible that the HEA and its implementing regulations may be applied in a way that could hinder our operations or expansion plans.

    Significant factors relating to Title IV Programs that could adversely affect us include the following:

    LEGISLATIVE ACTION. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization, which occurred in October 1998, reauthorized the HEA through 2003. The U.S. Congress reauthorized all of the Title IV Programs in which our institutes participate, generally in the same form and at funding levels no less than for the prior year. Amendments to the HEA enacted in connection with the U.S. Congress' reauthorization of the HEA in October 1998 (the "1998 HEA Amendments"), however, revised the following provisions, among others:

    - the effect of cohort default rates on the FFEL, FDL, Perkins and Pell programs;

    - the amount of Title IV Program funds an institution may retain for a student who withdraws from the institution;

    - the "85/15" Rule; and

    - the change of ownership procedures.

See "--Student Loan Defaults," "--Institutional Refunds," "--The '85/15' Rule" and "--Change in Control."

    In addition, the U.S. Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. Since a significant percentage of our revenues are indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition or results of operations.

    If one of our institutes lost its eligibility to participate in Title IV Programs, or if the amount of available Title IV Program funding was significantly reduced, we would try to arrange or provide alternative sources of financial aid for that institute's students. There are a number of private organizations that provide loans to students. Although we believe that one or more private organizations would be willing to provide loans to students attending one of our institutes, we cannot assure you that this would occur or that the interest rate and other terms of such loans would be as favorable as for Title IV Program loans. In addition, the private organizations would require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

    Legislative action may also increase our administrative costs and burden and require us to adjust our practices in order for our institutes to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition or results of operations.

    STUDENT LOAN DEFAULTS. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution's students default on their federal student loans exceed specified percentages. The DOE calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. For each year through the 1994 federal fiscal year, each institution participating in the FFEL program received an FFEL cohort default rate. Beginning with the 1995 federal fiscal year, the DOE also included loans under the FDL program in the calculation of an institution's cohort default rate, and each institution received an FFEL/FDL cohort default rate based solely on FFEL program loans, solely on FDL program loans or on a weighted average of both FFEL and FDL program loans, depending on the programs in which the institution participated. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal this loss of eligibility. In addition, the 1998 HEA Amendments provide that if an institution becomes ineligible to participate in the FFEL and FDL programs following the publication of its 1996 (or any subsequent) federal fiscal year FFEL/FDL cohort default rate, the institution will also be ineligible to participate in the Pell program for the same period of time. During the pendency of any appeal of its FFEL/FDL cohort default rate, the institution remains eligible to participate in the FFEL, FDL and Pell programs.Beginning with the 1996 federal fiscal year

FFEL/FDL cohort default rates, if an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the DOE the amount of interest, special allowance, reinsurance and any related payments paid by the DOE (or which the DOE is obligated to pay) with respect to the FFEL and FDL program loans made to the institution's students or their parents that would not have been made if the institution had not continued its participation (the "Direct Costs"). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups' participation in the FFEL and/or FDL programs during the pendency of those appeals. In addition to the consequences resulting from an institution having three years of FFEL/FDL cohort default rates of 25% or greater, the DOE may limit, suspend or terminate the eligibility to participate in all Title IV Programs of an institution whose FFEL/FDL cohort default rate for any single federal fiscal year exceeds 40%.

    None of our campus groups had an FFEL/FDL cohort default rate equal to or greater than 25% for the 1996 federal fiscal year, the most recent year for which the DOE has published FFEL/FDL cohort default rates. One of our campus groups, consisting only of the institute in Garland, Texas, had FFEL/FDL cohort default rates exceeding 25% for three consecutive federal fiscal years beginning with the 1993 federal fiscal year. Consequently, in June 1998, the Garland institute became ineligible to participate in the FFEL and FDL programs. The Garland institute accounted for approximately 1.4% of our revenues in 1998. The Garland institute can reapply to the DOE to regain its eligibility to participate in the FFEL and FDL programs on or after October 1, 2000. The Garland institute had an FFEL/FDL cohort default rate of 19.2% for the 1996 federal fiscal year. We have arranged for an unaffiliated, private funding source to provide loans to the students enrolled in the Garland institute. This alternative financing source requires us to guarantee repayment of the loans it issues. Based on our experience with the repayment of Title IV Program loans by students who attended the Garland institute, we believe that such guaranty should not result in a material adverse effect on our financial condition, results of operations or cash flows. We have also decided to stop enrolling new students in the Garland institute, at least temporarily, while we continue teaching the students already enrolled. We are considering whether to close the Garland institute once the students already enrolled have completed their programs of study or transferred to another school.

    If an institution's FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the DOE may place that institution on provisional certification status. A federal award year runs from July 1 through June 30. One of the reasons that the Garland and San Antonio, Texas institutes were provisionally recertified for participation in Title IV Programs following Starwood Hotels' acquisition of ITT was because their FFEL/FDL cohort default rates exceeded 25% for at least one of the three most recent federal fiscal years. The DOE told each of those institutes that it would remain provisionally certified until its FFEL/FDL cohort default rates for three consecutive federal fiscal years are all below 25%. Twenty-seven of our campus groups (consisting of 59 institutes) had a Perkins cohort default rate in excess of 15% for students who were scheduled to begin repayment in the 1996/1997 federal award year, the most recent year for which such rates have been calculated. The DOE could place these institutes on provisional certification status based on their Perkins cohort default rates. To date, the DOE has not placed any of our campus groups on provisional certification status because of their Perkins cohort default rates.

    Beginning with the 2000 federal fiscal year, an institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal the loss of eligibility. During the pendency of any such appeal, the DOE may permit the institution to continue participating in the Perkins program. An institution that loses its eligibility to participate in the Perkins program due to its Perkins cohort default rates must also return the federal portion of its Perkins loan fund to the DOE. None of our campus groups had a Perkins cohort default rate equal to or greater than 50% for the 1996/1997 federal award year.

    The HEA subjects institutions with a Perkins cohort default rate of 20% or greater to a "default penalty" that reduces the amount of additional federal funds allocated annually to the institution for use in the Perkins program. The "default penalty" for each year through the 1999 federal fiscal year is:

    - 10%, if the institution's Perkins cohort default rate is at least 20% but less than 25%;

    - 30%, if the institution's Perkins cohort default rate is at least 25% but less than 30%; or

    - 100%, if the institution's Perkins cohort default rate is 30% or greater.

For the 1996/1997 federal award year, six of our campus groups (consisting of 17 institutes) had a Perkins cohort default rate of at least 20% but less than 25%, ten of our campus groups (consisting of 20 institutes) had a Perkins cohort default rate of at least 25% but less than 30%, and nine of our campus groups (consisting of 19 institutes) had a Perkins cohort default rate of 30% or greater. Beginning with the 2000 federal fiscal year, there is no "default penalty" if the institution's Perkins cohort default rate is below 25%, and the "default penalty" is 100% if the rate is 25% or greater.

    The HEA requires an institution with a Perkins cohort default rate of 15% or greater to establish a default reduction plan. Each of our institutes has developed such a plan. The Perkins loans disbursed to our students amounted to less than 1% of our revenues in 1998. Less than half of our institutes disbursed their entire allocation in 1998. As a result, we do not believe that our financial condition or results of operations would be materially affected if all of our campus groups lost their eligibility to participate in the Perkins program or if there were a reduction in additional federal funds allocated to our campus groups for use in the Perkins program pursuant to a "default penalty." See "--Regulation of Federal Financial Aid Programs--Administrative Capability" and "--Eligibility and Certification Procedures."

    The HEA requires an institution that undergoes a change in control to develop an FFEL/FDL default management plan and to implement the plan for at least two years following the change in control. All of our campus groups have implemented a default management plan that we developed in accordance with the DOE's default reduction measures.

    The servicing and collection efforts of student loan lenders and guaranty agencies help to control our FFEL/FDL cohort default rates. We are not affiliated with any student loan lenders or guaranty agencies. We supplement their efforts by attempting to contact students who are delinquent in making payments to advise them of their responsibilities and any deferment or forbearance for which they may qualify. We have also contracted with third-party servicers who provide additional assistance in reducing defaults under the FFEL, FDL and Perkins programs by students who attended some of our institutes.

    FINANCIAL RESPONSIBILITY STANDARDS. The HEA and its implementing regulations prescribe specific and detailed financial responsibility standards that an institution must satisfy to participate in Title IV Programs. As a part of the DOE's review of the applications of our campus groups to have their eligibility to participate in Title IV Programs reinstated after Starwood Hotels' acquisition of ITT, the DOE evaluated the financial responsibility of all of our campus groups. The DOE determined that each campus group satisfied the DOE's financial responsibility standards following the acquisition, but the DOE directed us to address certain issues related to our financial condition and financial statements. See "--Change in Control."

    The DOE's current standards of financial responsibility, effective as of July 1, 1998, involve three ratios:

    - the equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;

    - the primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and

    - the net income ratio, which measures the ability of an institution to operate at a profit.

The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. The DOE then weights an institution's strength factors based on an assigned weighting percentage for each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the DOE without the need for further oversight. We have calculated that the application of these new regulations to our audited financial statements for our 1998 fiscal year results in a composite score of 3.0. We believe that we would also meet the DOE's new standards of financial responsibility for 1998 on a pro forma basis after giving effect to the stock repurchase.

    Historically, the DOE has evaluated the financial condition of our institutes on a consolidated basis based on our financial statements. The DOE's regulations, however, permit the DOE to examine our financial statements, the financial statements of each campus group, and the financial statements of any related party. If the DOE determines that an institution does not satisfy the DOE's financial responsibility standards, that institution may establish its financial responsibility on an alternative basis by, among other things:

    - posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year;

    - posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement while being provisionally certified; or

    - complying with additional monitoring requirements of the DOE and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement.

    Another significant financial responsibility standard requires an institution to post a letter of credit with the DOE in an amount equal to 25% of the total dollar amount of refunds paid by the institution in its most recently completed fiscal year, if the institution has made late refunds in its two most recently completed fiscal years. The DOE considers an institution to have made late refunds under this standard, if the Title IV Program independent compliance audit (or any review by the DOE, state or guaranty agency) of the institution for either such fiscal year: (1) finds that at least 5% of the institution's refunds were late; or (2) notes a material weakness or reportable condition related to refunds in the institution's report on internal controls. Our Title IV Program independent compliance audits for our 1996 and 1997 fiscal years demonstrate that, in accordance with the DOE's criteria, our campus groups made timely refunds in each of these fiscal years. No review by the DOE, a state or guaranty agency has found that any of our institutes was making late refunds under the DOE's standard. Based on our current understanding of how the DOE will apply the current financial responsibility standards, we do not believe that these standards will have a material adverse effect on our financial condition, results of operations or expansion plans.

    INSTITUTIONAL REFUNDS. Prior to the 1998 HEA Amendments, the HEA limited how much an institution could charge a student who withdrew from the institution. A student was only obligated for a pro rata portion of the education costs charged by the institution, if the student withdrew during the first 60% of the student's first period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. A student who withdrew after the first period of enrollment was also subject to a refund calculation, but it was not a straight pro rata calculation. The institution had to refund any monies it collected in excess of the pro rata or other applicable portion to the appropriate lenders or Title IV Programs in a particular order.

    The 1998 HEA Amendments rescinded the limitation on how much an institution can charge a withdrawing student, but the standards of most state education authorities that regulate our institutes (the "SEAs") and the two accrediting commissions that accredit our institutes (the "Accrediting Commissions") continue to impose such a limitation. The 1998 HEA Amendments imposed a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs. This new limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The new refund requirements contained in the 1998 HEA Amendments become effective in October 2000, but an institution may elect to begin complying with these new standards at an earlier date. We do not plan to elect to comply with these new standards prior to October 2000.

    Depending on the refund policies of the applicable SEAs and Accrediting Commission, in a variety of instances withdrawing students will still be obligated to the institution under the new HEA refund requirements for education costs that the students can no longer pay with Title IV Program funds. In these instances, we expect that many withdrawing students will be unable to pay such costs and that we will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, if the new refund requirements remain unchanged, they could have a material adverse effect on our financial condition, results of operations and cash flows beginning with our 2001 fiscal year.

    THE "85/15" RULE. Under a provision of the HEA commonly referred to as the "85/15" Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 85% of its applicable revenues for a fiscal year from Title IV Programs. If any of our campus groups violated the 85/15 Rule for any fiscal year, they would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain their eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 85/15 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds disbursed to the institution after the effective date of the loss of eligibility. For each of our 1997 and 1998 fiscal years, none of our campus groups derived more than 79% of its revenues from Title IV Programs. For our 1998 fiscal year, the range for our campus groups was from approximately 58% to approximately 79%. The 1998 HEA Amendments increased the percentage of applicable revenues that a for-profit institution can derive from Title IV Programs from 85% to 90%. The DOE has indicated orally that it will apply this amendment beginning with our 1998 fiscal year. The 5% increase in the percentage of applicable revenues that we can derive from Title IV Programs will increase the aggregate amount of Title IV Program funds that students can use to pay their education costs of attending our institutes. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, this 5% increase should have a positive impact on our results of operations and cash flows beginning in our 1999 fiscal year.

    Due to the expansion and increased availability of funding under certain Title IV Programs in recent years, we believe that students have increasingly relied on Title IV Programs to finance their education and will probably continue to do so. Our students' reliance on Title IV Programs increases the prospect that we will indirectly derive a greater percentage of our revenues from Title IV Programs. In an effort to prevent any future loss of Title IV Program eligibility by any of our campus groups as a result of the current 85/15 Rule and future 90/10 Rule, we have implemented various measures to limit the percentage of applicable revenues we indirectly derive from Title IV Programs. Some of these alternatives require us to incur additional costs.

    ADDITIONAL LOCATIONS AND PROGRAMS. Our expansion plans assume we will be able to continue to obtain the necessary DOE, Accrediting Commission and SEA approvals to establish new institutes as additional locations of existing main campuses and to expand the program offerings at our existing institutes. From 1996 through 1998, we established nine new additional locations, eight of which are participating in Title IV Programs and one of which is in the process of obtaining certification to participate in Title IV Programs, and added 32 programs at our existing institutes. The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. An institution that is certified to participate in Title IV Programs can establish additional locations that may, after review by the DOE, participate in Title IV Programs without satisfying the two-year requirement, so long as each additional location satisfies all other applicable requirements.

    The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. The HEA and applicable regulations do not restrict the number or delay the introduction of educational programs that an institution may offer, but each new program must satisfy all applicable eligibility requirements.

    The Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") accredits 61 of our institutes, and the Accrediting Council for Independent Colleges and Schools ("ACICS") accredits three of our institutes. The ACCSCT standards generally permit an institution's main campus to establish an additional location, unless the main campus:

    - is on probation;

    - is subject to a show cause order;

    - is subject to outcomes reporting, unless the ACCSCT has expressly permitted it to establish an additional location;

    - has applied for accreditation for an additional location within the past two years; or

    - has undergone a change in control during the past year. This restriction generally does not apply to an accreditation application for an additional location submitted prior to the change in control.

    The ACICS standards generally permit an institution's main campus to establish an additional location, unless:

    - the main campus is on probation;

    - either the main campus or any of its additional locations is subject to a show cause order;

    - either the main campus or any of its additional locations is subject to a financial or outcomes review, unless the ACICS has expressly permitted it to establish an additional location; or

    - the main campus has any additional location awaiting final accreditation.

    The ACCSCT standards generally permit an institution's main campus and its additional locations to expand their program offerings, unless the institute is on probation or is subject to a show cause order. The ACICS standards generally permit an institution's main campus and its additional locations to expand their program offerings, unless: (1) the institute is on probation; or (2) either the main campus or any of its additional locations is subject to a financial or outcomes review, unless the ACICS has expressly permitted it to expand its program offerings.

    None of our institutes accredited by the ACCSCT is on probation or subject to a show cause order. Eight of our institutes (six main campuses and two additional locations) accredited by the ACCSCT are subject to outcomes reporting, which requires them to report on student completion rates for certain programs of study. None of our institutes accredited by the ACICS is on probation or subject to a financial or outcomes review. Although the ACCSCT and the ACICS standards limit our ability to establish additional locations and expand the programs offered at an institute in certain circumstances, we do not believe, based on our current understanding of how the accrediting standards will be applied, that these limitations will have a material adverse effect on our expansion plans. See "--State Authorization and Accreditation."

    State laws and regulations generally treat each of our institutes as a separate, unaffiliated institution and do not distinguish between main campuses and additional locations. State laws and regulations generally do not limit the number of institutes that we can establish within the state or the number of programs that our institutes can offer, so long as each institute satisfies all requirements to obtain any required state authorizations. In some states, the requirements to obtain state authorization limit our ability to establish new institutes and offer new programs. The process of obtaining any required state authorizations can also delay the opening of new institutes or the offering of new programs. Based on our current understanding of how the state laws and regulations in effect in the states where we are located or anticipate establishing a new location will be applied, we do not believe that these limitations will have a material adverse effect on our expansion plans. See "--State Authorization and Accreditation."

    ADMINISTRATIVE CAPABILITY. The HEA directs the DOE to assess the administrative capability of each institution to participate in Title IV Programs. DOE regulations require each institution to satisfy a series of separate standards that demonstrate administrative capability. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification status as a condition of its participation. One standard that applies to programs with the stated objective of preparing students for employment requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. Other standards provide that an institution lacks administrative capability if its FFEL/FDL cohort default rate equals or exceeds 25% for any of the three most recent federal fiscal years for which such rates have been published, or if its Perkins cohort default rate exceeds 15% for any federal award year.

    Our Garland and San Antonio, Texas institutes had FFEL/FDL cohort default rates exceeding 25% for at least one of the three most recent federal fiscal years for which the DOE has published such rates. This was one of the reasons that these two institutes were provisionally recertified for participation in Title IV Programs following Starwood Hotels' acquisition of ITT. The DOE told each of these institutes that it would remain provisionally certified until its FFEL/FDL cohort default rates for three consecutive federal fiscal years are all below 25%. Twenty-seven of our campus groups (consisting of 59 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been calculated. To date, the DOE has not placed any of our campus groups on provisional certification status because of its Perkins cohort default rate. See "--Regulation of Federal Financial Aid Programs--Student Loan Defaults" and "--Eligibility and Certification Procedures."

    An additional standard prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Our employees involved in student recruitment, admissions or financial aid receive only a salary. We believe that our method of compensating persons and entities engaged in student recruitment, admission or financial aid awarding activity complies with the requirements of the HEA. The regulations do not, however, establish clear standards for compliance, and we cannot assure you that the DOE will not find any deficiencies in our present or former methods of compensation.

    The DOE's regulations require each institution to use electronic processes mandated by the DOE. Although we will have to adjust some of our current practices to comply fully with this requirement, we do not believe, based on our current understanding of how this requirement will be applied, that our financial condition will be materially affected by this standard.

    ELIGIBILITY AND CERTIFICATION PROCEDURES. The HEA and its implementing regulations require each institution to periodically reapply to the DOE for continued certification to participate in Title IV Programs. The DOE recertifies each institution deemed to be in compliance with the HEA and the DOE's regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. In 1998, the DOE recertified all 30 of our campus groups following the change in control of our institutes caused by Starwood Hotels' acquisition of ITT. The DOE normally requires an institution to submit an updated application for institutional certification when it opens an additional location that offers at least 50% of a full educational program or raises its level of program offering.

    The DOE may place an institution on provisional certification status for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the DOE may renew the institution's provisional certification. The DOE may withdraw an institution's provisional certification without advance notice if the DOE determines that the institution is not fulfilling all material requirements. The DOE may also more closely review an institution that is provisionally certified if it applies for approval to open a new location or make some other significant change in its eligibility. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

    Any institution seeking certification to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the DOE will require the institution to reapply for continued certification. None of our institute campus groups were provisionally certified by the DOE prior to Starwood Hotels' acquisition of ITT. As a result of that acquisition, the DOE recertified each of our campus groups to participate in Title IV Programs on a provisional basis for a three-year period. As an additional condition of each campus group's provisional certification, the DOE directed us to address certain issues related to our financial condition and financial statements. The DOE also placed one additional condition on the provisional certification of four campus groups (consisting of six institutes), as follows:

    - the DOE cited the Garland and San Antonio institutes for having FFEL/FDL cohort default rates exceeding 25% for at least one of the three most recent federal fiscal years for which such rates had been published, and advised each of them that it would stay on provisional certification status until its rates for three consecutive federal fiscal years are all below 25%;

    - the DOE cited the San Diego, California institute for having a pending DOE program review, and advised it that it would stay on provisional certification status until all liabilities identified in the program review were paid and all deficiencies identified in the program review were resolved; and

    - the DOE cited the Youngstown, Ohio campus group (consisting of three institutes) because its accrediting commission, the ACICS, had only temporarily extended the campus group's accreditation following Starwood Hotels' acquisition of ITT and had not yet formally reaccredited the campus group.

In August 1998, the DOE formally closed the pending DOE program review of the San Diego institute and the ACICS formally reaccredited the Youngstown campus group. See "--Change in Control."

    TITLE IV PROGRAM FUNDS MANAGEMENT. DOE regulations that became effective July 1, 1997 revised the procedures governing how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. The revised regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. This regulation increases the number of disbursements of federal student loans that institutions on a quarter system must make, which delays our receipt and disbursement of federal student loan funds. These regulations also expand the requirements for institutions to notify Title IV Program fund recipients of certain information and reduce the time by which an institution must return undisbursed Title IV Program funds. These regulations materially affected our cash flows in 1997 and 1998 and increased our administrative burden, but they have not had a material adverse effect on our financial condition or results of operations. We do not believe that they will have a material adverse effect on our financial condition or results of operations in 1999 or future years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    AVAILABILITY OF LENDERS AND GUARANTORS. For a variety of reasons, including the high default rates of students attending certain for-profit institutions, the growth of the FDL program and the potential assertion of claims against holders of student loans, the number of lenders willing to make federally guaranteed student loans under the FFEL program to students at some for-profit institutions has declined. To date, however, the availability of lenders has not affected the ability of our students to obtain FFEL program loans.

    During 1998, one lender made approximately 65% of all FFEL program loans received by our students. We believe that other lenders would be willing to make FFEL program loans to our students if such loans were no longer available from our primary lender, but we cannot assure you of this. The HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make FFEL program loans to its students. Using a lender of last resort may delay the receipt of FFEL program loans by our students and slightly reduce the total loan access for our students, but should not have a material adverse effect on us. Lenders of last resort will not provide loans under the Federal PLUS program (an FFEL program), which accounted for 11% of our revenues in 1998, and are not required to provide unsubsidized loans under the Federal Stafford Loan program (an FFEL program), which accounted for 22% of our revenues in 1998.

    During 1998, one student loan guaranty agency guaranteed approximately 94% of all FFEL program loans received by our students. We believe that other guaranty agencies would be willing to guarantee FFEL program loans received by our students if that guaranty agency ceased guaranteeing such loans or reduced the volume of loans guaranteed, but we cannot assure you of this. Most states have a designated guaranty agency that we believe would guarantee most, if not all, FFEL program loans received by our students in that state. In addition, the HEA's lender of last resort program provides for the guarantee of FFEL program loans made by lenders of last resort. Thus, any reduction in the volume of FFEL program loans for our students guaranteed by the institutes' primary guaranty agency should not have a material adverse effect on our financial condition, results of operations or cash flows. We do not make or guarantee any Title IV Program loans to any student attending any of our institutes.

    COMPLIANCE WITH REGULATORY STANDARDS AND EFFECT OF REGULATORY
VIOLATIONS. Our internal audit department reviews our institutes' compliance with Title IV Program requirements. Our audit plan provides for an annual on-site compliance review of each of our institutes. The review addresses numerous compliance areas, including student tuition refunds, student academic progress, student admissions, graduate employment, student attendance, student financial aid applications and implementation of prior audit recommendations.

    Our institutes are subject to audits and program compliance reviews by various external agencies, including the DOE, state agencies, guaranty agencies and accrediting commissions. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the DOE or another regulatory agency determined that one of our institutes improperly disbursed Title IV Program funds or violated a provision of the HEA or the implementing regulations, that institute could be required to repay such funds to the DOE or the appropriate state agency or lender and could be assessed an administrative fine. The DOE could also subject the institute to heightened cash monitoring, or could transfer the institute from the advance system of receiving Title IV Program funds to the reimbursement system, under which a school must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE. Violations of Title IV Program requirements could also subject us or our institutes to other civil and criminal penalties.

    Significant violations of Title IV Program requirements by us or any of our institutes could be the basis for a proceeding by the DOE to limit, suspend or terminate the participation of the affected institutes in Title IV Programs. If the DOE terminates an institution's participation in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in the FFEL, FDL, Pell or Perkins programs due to high cohort default rates for three consecutive years normally may not apply to resume participation in those programs for at least two federal fiscal years. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 85/15 Rule or the 90/10 Rule may not apply to resume participation in Title IV Programs for at least one year.

    There is no proceeding pending to fine any of our institutes or to limit, suspend or terminate any of our institutes' participation in Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. If a proceeding substantially limited our institutes' participation in Title IV Programs, we would be materially adversely affected, even if we could arrange or provide alternative financing sources. If an institute lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for our students, we would probably have to close that institute.

STATE AUTHORIZATION AND ACCREDITATION

    We are subject to extensive and varying regulation in each of the 27 states in which we currently operate an institute and in four other states in which our institutes recruit students. Each of our institutes must be authorized by the applicable SEAs to operate and grant degrees or diplomas to their students. In addition, some states require an institute to be in operation for a period of up to two years before such institute can be authorized to grant degrees. Currently, each of our 67 institutes has received authorization from one or more SEAs.

    Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing institutes to the bachelor and/or master degree level requires the approval of the SEAs and Accrediting Commissions. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or to obtain authorization to operate in some states. If any one of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. Closing one of our institutes for any reason could have a material adverse effect on our financial condition or results of operations.

    The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement. In 1998, ten of our institutes were reviewed by their respective Accrediting Commission and all ten institutes were reaccredited. In addition, three of our institutes obtained their initial accreditation in 1998.

    State authorization and accreditation by a recognized accrediting commission are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in their state to be accredited as a condition of state authorization. Sixty-one of our institutes are accredited by the ACCSCT and three are accredited by the ACICS, both of which are accrediting commissions recognized by the DOE. The other three institutes, which were recently opened, have applied for accreditation. None of our institutes accredited by the ACCSCT is on probation or subject to a show cause order, but eight of our institutes (six main campuses and two additional locations) accredited by the ACCSCT are subject to outcomes reporting. None of our institutes accredited by the ACICS is on probation or subject to a financial or outcomes review. Under the ACCSCT and the ACICS standards, an institution's main campus or additional location may be placed on probation, subjected to outcomes reporting or subjected to a financial or outcomes review for a variety of reasons. All of our institutes that are subject to outcomes reporting by the ACCSCT received such status because the ACCSCT determined that the student completion rates for certain programs of study offered by these institutes are too low. Under the ACCSCT and the ACICS standards, an institution's main campus or additional location that is subjected to outcomes reporting or to a financial or outcomes review is required to periodically report its results in such areas to the Accrediting Commission. The loss of accreditation by one of our existing institutes or the failure of a new technical institute to obtain full accreditation:

    - would make only the affected institute ineligible to participate in Title IV Programs, if the affected institute was an additional location;

    - would make the entire campus group ineligible to participate in Title IV Programs, if the affected institute was a main campus; and

    - could have a material adverse effect on our financial condition, results of operations and cash flows.

    We have begun the process of changing the accreditation of our 61 institutes accredited by the ACCSCT to the ACICS. We believe that ACICS accreditation is more appropriate for our institutes for a number of reasons, including the following:

    - the ACICS's scope of accreditation, as recognized by the DOE, includes master degree programs, unlike the ACCSCT's scope of accreditation;

    - the ACICS's accrediting standards are more applicable to degree-granting institutions than are the ACCSCT's accrediting standards; and

    - the laws and/or regulations of many SEAs may, in the future, require institutions to be accredited by an accrediting commission recognized by the Council for Higher Education Accreditation ("CHEA"). The ACICS, but not the ACCSCT, is recognized by the CHEA.

Changing our institutes' accreditation from the ACCSCT to the ACICS will require us to incur additional expense and adjust some of our current practices. In addition, we will have to demonstrate to the DOE that reasonable cause exists for changing the accreditation of our institutes from the ACCSCT to the ACICS. We do not believe that changing the accreditation of our institutes from the ACCSCT to the ACICS will have a material adverse effect on our financial condition, results of operations or cash flows.

CHANGE IN CONTROL

    The DOE, the Accrediting Commissions and most of the SEAs have laws, regulations and/or standards (collectively "Regulations") pertaining to the change in ownership and/or control (collectively "change in control") of institutions, but these Regulations do not uniformly define what constitutes a change in control. The DOE's Regulations describe some transactions that are a change in control, including the transfer of a controlling interest in the voting stock of an institution or such institution's parent corporation. The DOE's standards also specify that a change in control of a publicly traded corporation, such as ESI, occurs when there is an event that obligates the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control. Most of the SEAs and the Accrediting Commissions include the sale of a controlling interest of common stock in the definition of a change in control. The change in control Regulations adopted by the DOE, the Accrediting Commissions and the SEAs are subject to varying interpretations as to whether a particular transaction constitutes a change in control.

    When a change in control occurs under the DOE's Regulations, an institution immediately becomes ineligible to participate in Title IV Programs, cannot commit additional Title IV Program funds to its students, and can only receive and disburse certain Title IV Program funds that were previously committed to its students. The February 1999 Offering was not a change in control under the Regulations of the DOE or the ACICS, but the February 1999 Offering was a change in control under the Regulations of some of the SEAs. The ACCSCT advised us that it was unnecessary for it to determine whether the February 1999 Offering would be a change in control under its Regulations, and that none of our institutes' accreditation by the ACCSCT would be affected by the February 1999 Offering. As a result, the February 1999 Offering will not affect our ability to participate in Title IV Programs, unless any SEA or SEAs that considered the February 1999 Offering to be a change in control fail to reauthorize any of our institutes. Many SEAs require that they approve a change in control before it occurs, while others will only review a change in control after it occurs. We obtained all of the approvals of the February 1999 Offering from the SEAs that require advance approval. We are pursuing and believe that we will be able to obtain all of the approvals from the SEAs that require approval after the February 1999 Offering occurred, but we cannot assure you that we will receive all of these approvals in a timely manner. A material adverse effect on our financial condition, results of operations and cash flows could result if we are unable to obtain these approvals or if we do not obtain these approvals in a timely manner. The California SEA, which normally requires advance approval, advised us that it would not determine whether the February 1999 Offering was a change in control until after the consummation of the February 1999 Offering. It also advised us that the provisions of the California Education Code that provide for termination of its existing authorization of our California institutes if advance approval is not obtained would not apply to the February 1999 Offering. Eleven of our institutes are located in California. We are pursuing a determination from the California SEA whether the February 1999 Offering was a change in control under its standards.

    A change in control could occur as a result of future transactions in which we, our institutes or a parent company as defined in DOE regulations are involved. Some corporate reorganizations and some changes in the boards of directors of such corporations are two examples of such transactions. If a future transaction results in a change in control of ESI, our institutes or a parent company, we believe that we will be able to obtain all necessary approvals from the DOE, the SEAs and the Accrediting Commissions. We cannot assure you, however, that all such approvals can be obtained in a timely manner that would not delay the availability of Title IV Program funds or prevent some students from receiving Title IV Program funds.

    A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes failed to timely:

    - obtain the approvals of the SEAs required prior to a change in control;

    - obtain the required reauthorizations from the SEAs which review a change in control after it occurs;

    - regain accreditation by the Accrediting Commissions or have their accreditation temporarily continued or reinstated by the Accrediting Commissions; or

    - regain eligibility to participate in Title IV Programs from the DOE or receive provisional certification to temporarily continue to participate in Title IV Programs from the DOE.

In addition, the time of year at which a change in control occurs, coupled with the length of time that our institutes are ineligible to participate in Title IV Programs, could have a material adverse effect on the amount of Title IV Program funds students can obtain to pay the education costs of attending our institutes and, accordingly, on our business, financial condition, results of operations and cash flows.

    After a change in control, an institution must file an application with the DOE in order to have its eligibility to participate in Title IV Programs reinstated. The DOE's reinstatement of an institution's certification to participate in Title IV Programs depends on its determination that the institution, under its new ownership and control, complies with specified DOE requirements for institutional eligibility. The time required for the DOE to act on an application can vary substantially and may take several months. Among other things, the application must demonstrate that, following the change in control, the main campus and all of the additional locations and branch campuses that comprise the institution are authorized by the appropriate state education authority or authorities and accredited by an accrediting commission recognized by the DOE. The 1998 HEA Amendments provide that the DOE may provisionally certify an institution undergoing a change in control based on the DOE's preliminary review of the institution's materially complete application for reinstatement received by the DOE within 10 business days of the change in control. This provisional certification would allow the institution temporarily to maintain its eligibility to participate in Title IV Programs following a change in control while the DOE considers the institution's application for reinstatement. The DOE has not yet issued regulations or guidance regarding how it will interpret or apply this amendment to the HEA.

    The Accrediting Commissions will not reaccredit an institution following a change in control until the institution submits an application for reaccreditation, which requires documentation that the institution has been reauthorized, or continues to be authorized, by the appropriate SEA or SEAs. The standards of the ACCSCT provide that, during the 30 days immediately preceding the change in control, the ACCSCT will determine whether to temporarily continue the institution's accreditation for a period of six months after the change to allow time for the completion and review of the application. The standards of the ACICS provide that, generally within five business days after an institution documents that it has been reauthorized, or continues to be authorized, by the appropriate SEA or SEAs following a change in control, the ACICS will determine whether to temporarily reinstate the institution's accreditation for an undefined period to allow for the completion and review of the application. The ACCSCT currently accredits 61 of our institutes and the ACICS currently accredits three of our institutes.

    Many of the SEAs require that a change in control of an institution be approved before it occurs in order for the institution to maintain its SEA authorization. Other SEAs will only review a change in control of an institution after it occurs.

    The DOE, the Accrediting Commissions and most of the SEAs considered Starwood Hotels' acquisition of ITT to be a change in control of ESI and our institutes. As a result, effective upon that acquisition, each of our campus groups immediately became ineligible to participate in Title IV Programs. We obtained all approvals of the acquisition from the Accrediting Commissions and the SEAs. In March 1998, four weeks after Starwood Hotels acquired ITT, the DOE approved the reinstatement of each campus group's participation in Title IV Programs. The DOE's approval was on a provisional basis, which is the DOE's practice for all institutions following a change in control.

    As an additional condition of each institute's provisional certification, the DOE directed us to maintain a sufficient, but undefined, level of cash or cash equivalents, and to revise our current accounting treatment of direct marketing costs, revenue recognition and amortization of direct marketing costs or provide evidence that our treatment of these items conforms with Generally Accepted Accounting Principles ("GAAP"). We believe that our treatment of these items is in accordance with GAAP and that we maintain cash and cash equivalents in sufficient amounts to satisfy the DOE, but we cannot assure you of this. If the DOE requires us to change our accounting treatment for any of the above items, we do not believe that such change would have a material adverse effect on our financial condition or results of operations before the cumulative effect of any change in accounting. Four of our campus groups (consisting of six institutes) each had one additional condition placed on its provisional certification. See "--Regulation of Federal Financial Aid Programs--Eligibility and Certification Procedures."

    The secondary offering of 13,050,000 shares of our common stock owned by ITT completed on June 9, 1998 was a change in control under the Regulations of certain SEAs, but not under the Regulations of the DOE or of either Accrediting Commission. We obtained all approvals required in connection with the June 1998 offering from the SEAs.

FEDERAL INCOME TAX RELIEF

    Federal income tax relief in the form of tax credits, tax deductions and income exclusions is available to students and their families beginning in 1998 under the Taxpayer Relief Act of 1997, as amended by the IRS Restructuring and Reform Act of 1998 ("TRA"). The TRA:

    - provides an annual Hope Scholarship tax credit of up to $1,500 for tuition and related expenses incurred on or after January 1, 1998, for each of a student's first two years of postsecondary education.

    - provides an annual Lifetime Learning tax credit of up to $1,000 in 1998 through 2002 and up to $2,000 in subsequent years for tuition and related expenses incurred on or after July 1, 1998. The Lifetime Learning tax credit is not available in any tax year in which the taxpayer is claiming the Hope Scholarship tax credit.

    - provides an annual tax deduction, ranging from up to $1,000 in 1998 to up to $2,500 in 2001 and thereafter, for interest paid during the first 60 months in which interest payments are required on any student loan or loans incurred solely to pay qualified higher education expenses.

    - provides an annual income exclusion of up to $5,250 for undergraduate educational expenses incurred on or after January 1, 1998, and before June 1, 2000, that are paid by the student's employer.

    - allows taxpayers to establish Education IRAs, for taxable years beginning on or after January 1, 1998, that can be funded with non-deductible contributions of up to $500 annually for any child up to the age of 18 years, and the earnings on those accounts are tax-free if the funds are used to pay for qualified higher education expenses before the student reaches the age of 30 years.

The tax benefits provided by the TRA may reduce the effective cost of postsecondary education to the student and his or her family, which may increase enrollments at our institutes, decrease student dependence on Title IV Program funds and decrease Title IV Program loan defaults. Educational institutions are required to submit certain information about the student and the student's family to the Internal Revenue Service ("IRS") in order for the student and the student's family to qualify for some of the tax benefits under the TRA. These IRS reporting requirements will increase our administrative burden, but such compliance will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.  PROPERTIES.

    We lease all of our institute facilities, except for a parking lot we own adjacent to the Houston (North), Texas institute. The average lease term is approximately eight years. The table below sets forth some information regarding our institute facilities that we were leasing as of December 31, 1998.

                                             AREA IN
LOCATION (METROPOLITAN AREA)               SQUARE FEET
-----------------------------------------  -----------
Birmingham, Alabama......................      23,907
Phoenix, Arizona.........................      25,900
Tucson, Arizona..........................      17,818
Little Rock, Arkansas....................      22,766
Anaheim, California (Los Angeles)........      39,747
Hayward, California (San Francisco)......      20,009
Lathrop, California (Stockton)...........      13,274
Oxnard, California (Los Angeles).........      27,098
Rancho Cordova, California
  (Sacramento)...........................      27,020
San Bernardino, California
  (Los Angeles)..........................      33,551
San Diego, California....................      34,360
Santa Clara, California
  (San Francisco)........................      24,390
Sylmar, California (Los Angeles).........      30,000
Torrance, California (Los Angeles).......      30,000
West Covina, California
  (Los Angeles)..........................      36,382
Thornton, Colorado (Denver)..............      27,076
Fort Lauderdale, Florida.................      29,381
Jacksonville, Florida....................      25,200
Maitland, Florida (Orlando)..............      32,050
Miami, Florida...........................      21,347
Tampa, Florida...........................      35,000
Boise, Idaho.............................      27,978
Burr Ridge, Illinois (Chicago)...........      21,000(1)
Hoffman Estates, Illinois (Chicago)......      24,000
Matteson, Illinois (Chicago).............      24,201
Fort Wayne, Indiana......................      67,000
Indianapolis, Indiana....................      58,692
Newburgh, Indiana (Evansville)...........      20,000
Louisville, Kentucky.....................      22,291
St. Rose, Louisiana (New Orleans)........      21,000(2)
Framingham, Massachusetts
  (Boston)...............................      19,938
Woburn, Massachusetts (Boston)...........      19,999(2)
Grand Rapids, Michigan...................      25,000

                                             AREA IN
LOCATION (METROPOLITAN AREA)               SQUARE FEET
-----------------------------------------  -----------
Troy, Michigan (Detroit).................      32,000
Arnold, Missouri (St. Louis).............      21,000
Earth City, Missouri (St. Louis).........      29,360
Omaha, Nebraska..........................      22,400
Henderson, Nevada (Las Vegas)............      20,972
Albuquerque, New Mexico..................      21,588
Albany, New York.........................      21,000(1)
Getzville, New York (Buffalo)............      22,765
Liverpool, New York (Syracuse)...........      21,000(3)
Dayton, Ohio.............................      45,591
Norwood, Ohio (Cincinnati)...............      28,593
Strongsville, Ohio (Cleveland)...........      21,548
Youngstown, Ohio.........................      22,500
Portland, Oregon.........................      39,600
Mechanicsburg, Pennsylvania
  (Harrisburg)...........................      21,000
Monroeville, Pennsylvania
  (Pittsburgh)...........................      23,791
Pittsburgh, Pennsylvania.................      20,907
Greenville, South Carolina...............      22,065
Knoxville, Tennessee.....................      30,000
Memphis, Tennessee.......................      21,648
Nashville, Tennessee.....................      34,690
Arlington, Texas.........................      19,600
Austin, Texas............................      25,480
Garland, Texas (Dallas)..................      21,138
Houston (North), Texas...................      22,695
Houston (South), Texas...................      22,954
Houston (West), Texas....................      36,413
Richardson, Texas (Dallas)...............      23,500(1)
San Antonio, Texas.......................      25,000
Murray, Utah (Salt Lake City)............      33,600
Norfolk, Virginia........................      25,572
Richmond, Virginia.......................      21,000(3)
Bothell, Washington (Seattle)............      27,800
Seattle, Washington......................      30,316
Spokane, Washington......................      16,378
Greenfield, Wisconsin (Milwaukee)........      29,650

------------------------

(1) Institutes in the first year of operation as of December 31, 1998.

(2) Facility under lease where we plan to open a new institute.

(3) Facility under lease on December 31, 1998 and subsequently opened in January 1999.

    We generally locate our institutes in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our institutes have accessible parking facilities and are generally near a major highway. Approximately 35 of our institutes occupy an entire building. Our new institutes typically lease facilities for a six to 13 year term. If desirable or necessary, a facility may be relocated to a new location reasonably near the existing facility at the end of the lease term.

    We lease approximately 41,100 square feet of office space in our headquarters building in Indianapolis, Indiana. As of December 31, 1998, the lease required payments of approximately $2.8 million over the remaining term of the lease, which expires in 2003.

ITEM 3.  LEGAL PROCEEDINGS.

    We are subject to litigation in the ordinary course of our business. Among the legal actions currently pending and recently concluded are the following cases. We have agreed to settle all of the plaintiffs' claims in these cases. The settlements that are class settlements are subject to court approval and to the right of the class members to opt out of the settlement.

1. ELDREDGE, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. 689376) (the "Eldredge Case") was filed on June 8, 1995, in the Superior Court of San Diego County in San Diego, California by seven graduates of the hospitality program offered at our San Diego institute. The suit alleged, among other things, misrepresentation, civil conspiracy and statutory violations of the California Education Code (including the Maxine Waters School Reform and Student Protection Act of 1989) ("CEC"), California Business and Professions Code ("CBPC") and California Consumer Legal Remedies Act ("CCLRA") by us, ITT and three of our employees. The plaintiffs claimed that the defendants (1) made misrepresentations and engaged in deceptive acts in the recruitment of the plaintiffs for, and/or in the promotion of, the program, (2) provided inadequate instruction to the plaintiffs, (3) used inadequate facilities and equipment in the program and inappropriate forms of contracts with the plaintiffs, (4) failed to provide the plaintiffs with all required information and disclosures and (5) misrepresented the plaintiffs' prospects for employment upon graduation, the employment of the program's graduates and the plaintiffs' ability to transfer program credits. The jury rendered a verdict against us and ITT in this action in October 1996. General damages of approximately $0.2 million were assessed against us and ITT, jointly, on the plaintiffs' misrepresentation and CEC claims. Exemplary damages in the amount of $2.6 million were assessed against us and exemplary damages in the amount of $4.0 million were assessed against ITT. The judge also awarded the plaintiffs attorney's fees and costs in the amount of approximately $0.9 million. Prejudgment interest was assessed on the general damages award and post-judgment interest was assessed on the entire award. The plaintiffs' CBPC and CCLRA claims and their claims against our employees were dismissed, and the judge granted a judgment notwithstanding the verdict, setting aside the verdict against ITT. We appealed the awards rendered against us, and the plaintiffs appealed the judgment against plaintiffs on their claims against ITT.

    In September 1998, we settled all of the plaintiffs' claims in the Eldredge Case in conjunction with the settlement of other related legal proceedings and claims discussed below. We recorded a $12.9 million provision in September 1998 associated with all of these settlements, including the legal and administrative expenses we expect to incur in order to consummate these settlements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." All of the parties in the Eldredge Case have dismissed their respective appeals. In November 1998, based on the joint application and stipulation filed by us and the plaintiffs in the Eldredge Case, the appellate court reversed the judgment against us and remanded the case back to the trial court, which vacated and set aside the judgment and dismissed the case with prejudice in December 1998. A California statute prohibits the California SEA from approving an application for a change in control of any institution submitted by an applicant that has been found in any judicial or administrative proceeding to have violated Chapter 7 (formerly Chapter 3) of the CEC ("Chapter 7"). We believe that since the judgment in the Eldredge Case was reversed, vacated and set aside, the California SEA is no longer prohibited from approving any subsequent application for a change in control submitted by us or any of our 11 institutes in California.

    Other related legal proceedings and claims (as discussed below) have resulted and may continue to result from other persons alleging similar claims of misrepresentation and violations of certain statutory provisions.

2. ROBB, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL.(Civil Action No. 00707460) (the "Robb Case") was filed on January 24, 1997, in the Superior Court of San Diego County in San Diego, California by four graduates of our San Diego institute. The suit, as originally filed, alleged, among other things, statutory violations of the CEC and CBPC by us and ten of our employees. The plaintiffs in the original complaint sought compensatory damages, civil penalties, injunctive relief, disgorgement of ill-gotten gains, restitution (including return of educational costs) on behalf of plaintiffs and all other persons similarly situated who attended any of our institutes in California, attorney's fees and costs, and also sought to have the action certified as a class action. The plaintiffs amended their complaint on August 14, 1997. The amended complaint deleted three and added two named plaintiffs. Each of the three plaintiffs was a student who attended one of three different programs (i.e., hospitality, EET and CAD) at a California institute. The plaintiffs in the amended complaint alleged only violations of the CEC, based on the plaintiffs' claims that the defendants
    (1) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the programs offered in California, (2) failed to provide students with all required information and disclosures and (3) misrepresented students' prospects for employment upon graduation and the employment of the programs' graduates. The plaintiffs sought (1) a refund of an unspecified amount representing all consideration paid to us by the plaintiffs and all other persons similarly situated who attended any of the programs in California at any time from January 1, 1991 through December 31, 1996, (2) a state statutory penalty equal to two times the refund amount, (3) injunctive relief and (4) an unspecified amount of attorney's fees and costs.

    In May 1998, we settled all of the claims of one of the three plaintiffs in this legal proceeding. In September 1998, we agreed to settle all of the claims of the two remaining plaintiffs in this legal proceeding and to seek a class settlement of the claims of the approximately 19,000 other persons who attended any program (other than the hospitality program) at any of our institutes in California from January 1, 1990 through December 31, 1997. The class settlement, which is subject to court approval, would provide class members with nontransferable tuition credits to attend a different educational program at any of our institutes in the amount of: (1) $250 per quarter off the then prevailing quarterly tuition for class members who completed at least 50% of an associate degree program at one of our institutes in California; (2) $125 per quarter off the then prevailing quarterly tuition for class members who completed (a) less than 50% of an associate degree program at one of our institutes in California or (b) at least 50% of a bachelor degree program at one of our institutes in California; and (3) $62.50 per quarter off the then prevailing quarterly tuition for class members who completed less than 50% of a bachelor degree program at one of our institutes in California. The class member can use the tuition credit toward the cost of attending any of our institutes' programs that the class member had not previously attended. In addition to the issuance of tuition credits, we have also agreed to stipulate to a permanent injunction that would enjoin us from certain recruitment practices (none of which we currently follow) and to pay the plaintiffs' reasonable attorneys' fees and expenses. If more than 1% of the class members opt out of the class settlement, we may, in our sole discretion, terminate the class settlement. On February 11, 1999, the court granted preliminary approval of the class settlement.

3. IVERSON, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL.(Civil Action No. 00707705); OHRT V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. 00707706); SAYERS V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. 00707707); BARRENT, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. 00707708) (the "Barrent Case"); and KELLUM, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. 00707709) (the "Kellum Case") were each filed on January 31, 1997, in the Superior Court of San Diego County in San Diego, California. Each of the five actions (involving, in total, 16 former students who attended the hospitality program at our San Diego institute) alleged statutory violations of the CEC, the CBPC and the California Consumer Contract Awareness Act of 1990, intentional misrepresentation and/or concealment, and civil conspiracy by us, ITT and one of our employees. The plaintiffs claimed that the defendants (1) made misrepresentations and engaged in deceptive acts in the recruitment of the plaintiffs for, and/or in the promotion of, the program, (2) used inadequate facilities and equipment in the program and inappropriate forms of contracts with the plaintiffs, (3) failed to provide the plaintiffs with all required information and disclosures and a fully executed copy of their contracts with us and (4) misrepresented the plaintiffs' prospects for employment upon graduation, the employment of the program's graduates and the externship portion of the program. The plaintiffs in each action sought various forms of recovery, including (1) an unspecified amount for compensatory damages, disgorgement of ill-gotten gains, restitution, attorney's fees and costs,
    (2) state statutory penalties equal to two times actual damages, (3) injunctive relief and (4) $10 million in exemplary damages.

    In May 1998, we settled all of the claims of four of the five plaintiffs in the Kellum Case and five of the six plaintiffs in the Barrent Case. In September 1998, we settled all of the claims of the remaining seven plaintiffs in these five legal proceedings. In October 1998, the court dismissed all five of these legal proceedings with prejudice.

4. COLLINS, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. 98 cv 0659 BTM) (the "Collins Case") was filed on April 6, 1998, in the U.S. District Court for the Southern District of California in San Diego, California by nine former students who attended the hospitality program at either our Maitland or San Diego institutes. The suit alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act, the CEC, the CBPC, the CCLRA, the Florida Deceptive and Unfair Trade Practices Act, the Florida Civil Remedies for Criminal Practices Act and Florida statutes prohibiting misleading advertising, common law fraud and/or concealment and civil conspiracy by us and ITT. The plaintiffs claimed that the defendants
    (1) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the program, (2) failed to provide students with all required information and disclosures and (3) misrepresented students' prospects for employment upon graduation, the employment of the program's graduates and the students' externship portion of the program. The plaintiffs sought various forms of recovery on behalf of the plaintiffs and all other persons similarly situated who attended the program at our Indianapolis, Maitland, Portland or San Diego institutes at any time from January 1, 1990 through December 31, 1996, including (1) an unspecified amount for compensatory damages, exemplary damages, rescission and the return of all tuition and fees paid to us by or on behalf of students who attended the program, the disgorgement of ill-gotten gains, restitution, attorney's fees and costs, (2) state statutory penalties of two and three times actual damages, (3) a federal statutory penalty of $45 million and (4) injunctive relief.

    In September 1998, we agreed to seek a class settlement of the claims of the nine plaintiffs in this legal proceeding and of the approximately 1,200 other persons who attended an associate degree program in hospitality at our institutes in Maitland, San Diego, Portland or Indianapolis (the only institutes where the hospitality program was offered). The class settlement, which is subject to court approval, involves our payment of cash to the class members and the plaintiffs' reasonable attorneys' fees and expenses. If more than 1% of the class members opt out of the class settlement, we may, in our sole discretion, terminate the class settlement. In December 1998, the court granted preliminary approval of the class settlement.

    On September 22, 1997, we received an inquiry from the staff of the U.S. Federal Trade Commission (the "FTC") requesting information relating to our offering and promotion of vocational or career training. We responded to this inquiry in November 1997. On February 11, 1999, the FTC notified us orally that it was closing this inquiry and would not take any further action.

    We cannot assure you of the ultimate outcome of any litigation involving us. We do not believe any pending legal proceeding will result in a judgment or settlement that will have, after taking into account our existing insurance and provisions for such liabilities, a material adverse effect on our financial condition, results of operations or cash flows, unless (1) we fail to obtain court approval of the class settlement in the Robb Case or the Collins Case and a significant amount of litigation against us results from such failure or (2) a significant number of class members opt out of either class settlement and pursue litigation against us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the holders of the Common Stock during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is listed on the New York Stock Exchange under the trading symbol "ESI." The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE's consolidated transaction reporting system.

                                                                            HIGH        LOW
                                                                          ---------  ---------
1997
First Quarter...........................................................  $  27.000  $  21.500
Second Quarter..........................................................     25.000     19.375
Third Quarter...........................................................     26.750     19.000
Fourth Quarter..........................................................     26.000     20.750

1998
First Quarter...........................................................  $  28.375  $  21.375
Second Quarter..........................................................     32.750     24.375
Third Quarter...........................................................     33.938     26.000
Fourth Quarter..........................................................     36.125     23.688

    There were approximately 200 holders of record of our common stock on February 11, 1999.

    We did not pay a cash dividend in 1997 or 1998. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data of ESI are qualified by reference to and should be read with the Financial Statements and the Notes to the Financial Statements and other financial data included elsewhere in this report.

                                                                             YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                  1998          1997      1996      1995      1994
                                                              ------------    --------  --------  --------  --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF INCOME DATA:
Revenue:
  Tuition...................................................  $    248,399    $222,457  $196,692  $171,936  $159,575
  Other educational (a).....................................        42,976      39,207    35,627    29,895    27,332
                                                              ------------    --------  --------  --------  --------
    Total revenues..........................................       291,375     261,664   232,319   201,831   186,907
                                                              ------------    --------  --------  --------  --------
Cost of educational services................................       176,487     163,053   145,197   130,338   121,594
Student services and administrative expenses................        81,522      72,388    66,546    57,268    53,481
Legal settlement............................................        12,858       --        --        --        --
Offering and change in control expenses.....................         1,872       --        --        --        --
                                                              ------------    --------  --------  --------  --------
    Total costs and expenses................................       272,739     235,441   211,743   187,606   175,075
Operating income............................................        18,636      26,223    20,576    14,225    11,832
Interest income, net (b)....................................         5,329(c)    5,565     4,119     4,802       232
                                                              ------------    --------  --------  --------  --------
Income before income taxes..................................        23,965      31,788    24,695    19,027    12,064
Income taxes................................................        10,024      12,665     9,844     7,636     4,902
                                                              ------------    --------  --------  --------  --------
Net income..................................................  $     13,941(c) $ 19,123  $ 14,851  $ 11,391  $  7,162
                                                              ------------    --------  --------  --------  --------
                                                              ------------    --------  --------  --------  --------
Earnings per share (d):
  Basic.....................................................  $       0.52(c) $   0.71  $   0.55  $   0.42  $   0.32
  Diluted...................................................          0.51(c)     0.71      0.55      0.42      0.32
                                                              ------------    --------  --------  --------  --------
                                                              ------------    --------  --------  --------  --------
OTHER OPERATING DATA:
EBITDA (e)..................................................  $     27,918    $ 34,162  $ 28,069  $ 21,767  $ 18,687
Operating losses from new technical institutes before income
  taxes (f).................................................  $      5,257    $  3,165  $  5,721  $  7,123  $  7,316
Capital expenditures, net...................................  $     11,381    $ 11,465  $  7,868  $  8,206  $  7,688
Number of students at end of period.........................        25,608      24,498    22,633    20,618    20,668
Number of technical institutes at end of period.............            65          62        59        56        54
BALANCE SHEET DATA:
Cash, restricted cash, cash invested with ITT and marketable
  debt securities...........................................  $    119,268(c) $ 98,689  $ 95,793  $ 77,517  $ 66,810
Total current assets........................................       138,758     112,958   108,449    87,567    76,460
Property and equipment less accumulated depreciation........        24,985      22,886    19,360    18,985    18,321
Total assets................................................       175,571     145,914   135,749   114,284   102,899
Total current liabilities...................................        70,241      55,946    65,405    58,766    57,646
Shareholders' equity........................................       101,856(c)   87,815    68,692    53,841    42,450

------------------------

(a) Other educational revenue is comprised of laboratory fees and textbook sales.

(b) See Note 3 of Notes to Financial Statements for information concerning intercompany interest between ESI and ITT. Prior to our initial public offering in December 1994, we did not receive interest on the full amount of net cash balances we invested with ITT and we were assessed an interest charge based on an allocation of the consolidated debt of ITT. After our initial public offering and until February 5, 1998, we received interest from ITT on the amount of any net cash balances we invested with ITT and we were no longer subject to an interest charge based on such an allocation. Since February 5, 1998, we have performed our own cash management functions and no longer have any cash invested with ITT. Lower interest rates on short-term investments have resulted in lower yields on our cash balances than the yields on our cash that was invested with ITT. Accordingly, interest income, net has decreased in 1998.

(c) We spent $49,088 to repurchase 1,500 shares of our common stock concurrently with the closing of the February 1999 Offering, which would have reduced cash and cash equivalents and marketable debt securities and shareholders' equity by $49,088 if the repurchase had occurred at December 31, 1998. If the stock repurchase had occurred January 1, 1998, basic and diluted earnings per share for the year ended December 31, 1998 would have been reduced by $0.04 and $0.03, respectively, which reflects a reduction in interest income of $2,700, a reduction in net income of $1,620 and a reduction in the average number of shares outstanding of 1,500.

(d) Earnings per share data are based on historical net income and the number of shares of our common stock outstanding during each period after giving retroactive effect to the three-for-two stock splits in April and November 1996. Earnings per share for all periods have been calculated in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(e) EBITDA represents earnings before interest and financial charges, income taxes, depreciation and amortization. We have included information concerning EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because we understand that certain investors use it as one measure of an issuer's financial performance. EBITDA is not an alternative to operating income (as determined in accordance with generally accepted accounting principles), an indicator of our performance or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or a measure of liquidity.

(f) Operating losses from new technical institutes before income taxes represents operating losses before income taxes, including amortization of deferred pre-opening costs, for institutes in the first 24 months after their first class start.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ WITH THE SELECTED FINANCIAL DATA AND THE FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL

    We operate 67 institutes in 27 states which provide technology-oriented postsecondary education to approximately 25,000 students. We derive our revenue almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially the Title IV Programs. In 1998, we indirectly derived approximately 69% of our revenues from Title IV Programs.

    Our revenue varies based on the aggregate student population, which is influenced by the following factors:

    - the number of students attending our institutes at the beginning of a fiscal period;

    - the number of new first-time students entering and former students re-entering our institutes during a fiscal period;

    - student retention rates; and

    - general economic conditions.

    New students generally enter our institutes at the beginning of an academic quarter that begins in March, June, September or December. We believe that, in the absence of countervailing factors, student enrollments and retention rates tend to increase as opportunities for immediate employment for high school graduates decline and decrease as such opportunities increase. Our establishment of new institutes and the introduction of additional program offerings at our existing institutes have been significant factors in increasing the aggregate student population in recent years.

    A new institute must be authorized by the state in which it will operate, accredited by an accrediting commission that the DOE recognizes, and certified by the DOE to participate in Title IV Programs. The approval processes for accreditation and DOE certification cannot commence until the first students begin classes. Accreditation and DOE certification for a new location generally take approximately one year from the first class start date. We defer certain direct costs incurred with respect to a new institute prior to the first class start ("institute start-up costs") and amortize them over the first year of operation after the first class start. From January 1, 1994 through December 31, 1998, we opened 17 new institutes (six of which started classes in 1996 or 1997 and three of which started classes in 1998). We opened two additional institutes in January 1999. New institutes historically incur a loss during the 24-month period after the first class start date. These losses during a fiscal year by institutes in their first two years of operation, together with the amortization of institute start-up costs, are referred to as "operating losses from new technical institutes." The operating losses from new technical institutes totaled $5.3 million for the year ended December 31, 1998, $3.2 million for the year ended December 31, 1997, and $5.7 million for the year ended December 31, 1996.

    We earn tuition revenue on a weekly basis, pro rata over the length of each of four, 12-week academic quarters in each fiscal year. Federal and state regulations and accrediting commission standards generally require us to refund a portion of the tuition payments received from a student who withdraws from one of our institutes during an academic quarter. Our statement of income recognizes immediately the amount of tuition, if any, that we may retain after payment of any refund. Other educational revenue includes textbook sales and laboratory fees.

    We incur expenses throughout a fiscal period in connection with the operation of our institutes. The cost of educational services includes faculty and administrative salaries, cost of books sold, occupancy costs, depreciation and amortization of equipment costs and leasehold improvements, and certain other administrative costs incurred by our institutes.

    Student services and administrative expenses include direct marketing costs (which are marketing expenses directly related to new student recruitment), indirect marketing expenses, an allowance for doubtful accounts and administrative expenses incurred at corporate headquarters. Direct marketing costs include salaries and employee benefits for recruiting representatives and direct solicitation advertising expenses. We capitalize our direct marketing costs (excluding advertising expenses) using the successful efforts method and amortize them on an accelerated basis over the average course length of 24 months commencing on the class start date. We expense as incurred our marketing costs that do not relate to the direct solicitation of potential students.

    Until February 5, 1998, we forwarded all our cash receipts to ITT for investment on a daily basis after, in the case of some receipts, the lapse of applicable regulatory restrictions. ITT generally funded our cash disbursements out of our cash balances that it held and invested for us. Net interest income represents principally interest paid or received from ITT and miscellaneous interest paid or received from other parties. Beginning in 1995, ITT paid us interest on the full amount of any net cash balances that it invested for us at an interest rate that was set for a six- or twelve-month period and was 30 basis points over the most recently published rate for six- or twelve-month treasury bills, as appropriate, and no longer assessed us interest charges except with respect to funds actually advanced to us in excess of cash invested with ITT. ITT performed a number of other services for us, including the administration of certain employee benefit plans, for which we paid it compensation. We have been performing all of these services since June 9, 1998. We have been performing our own cash management functions since February 5, 1998, and we no longer have any cash invested with ITT. We have included the invested funds in the captions "cash and cash equivalents" and "marketable debt securities" in the December 31, 1998 balance sheet. The marketable debt securities have maturity dates in excess of 90 days at the time of purchase and we record them at their market value. We include debt securities with maturity dates less than 90 days at the time of purchase in cash and cash equivalents and record such securities at cost which approximates market value. We estimate that the market risk associated with our investments in cash equivalents and marketable debt securities can best be measured by a potential decrease in the fair value of these securities resulting from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of securities would not be material.

VARIATIONS IN QUARTERLY RESULTS OF OPERATIONS

    Our quarterly results of operations tend to fluctuate significantly within a fiscal year because of differences in the number of weeks of earned tuition revenue in each fiscal quarter and the timing of student matriculations. Our first and third fiscal quarters have 13 weeks of earned tuition revenue, while our second and fourth quarters have only 11 weeks of earned tuition revenue because of two-week student vacation breaks in June and December. In addition, revenues in our third and fourth fiscal quarters generally benefit from increased student matriculations. The number of new students entering our institutes tends to be substantially higher in June (29% of all new students in 1998) and September (37% of all new students in 1998) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of costs, however, and costs do not fluctuate significantly on a quarterly basis.

    The following table sets forth our revenues in each quarter during the three prior fiscal years.

                               QUARTERLY REVENUE
                             (DOLLARS IN THOUSANDS)

                                                            1998                     1997                     1996
THREE-MONTH                                        -----------------------  -----------------------  -----------------------
PERIOD ENDED                                         AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
-------------------------------------------------  ----------  -----------  ----------  -----------  ----------  -----------
March 31.........................................  $   72,287          25%  $   64,476          25%  $   57,103          25%
June 30..........................................      65,077          22       58,412          22       51,568          22
September 30.....................................      81,700          28       73,060          28       65,113          28
December 31......................................      72,311          25       65,716          25       58,535          25
                                                   ----------       -----   ----------       -----   ----------       -----
  Total for Year.................................  $  291,375         100%  $  261,664         100%  $  232,319         100%
                                                   ----------       -----   ----------       -----   ----------       -----
                                                   ----------       -----   ----------       -----   ----------       -----

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain statement of income data to tuition and other educational revenues for the periods indicated.

                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1998       1997       1996
                                                   ---------  ---------  ---------
Tuition and other educational revenues...........      100.0%     100.0%     100.0%
Cost of educational services.....................       60.6       62.3       62.5
Student services and administrative expenses.....       28.0       27.7       28.6
Legal settlement.................................        4.4     --         --
June 1998 offering, change in control and other
  one-time expenses..............................        0.6     --         --
                                                   ---------  ---------  ---------
Operating income.................................        6.4       10.0        8.9
Interest income, net.............................        1.8        2.1        1.7
                                                   ---------  ---------  ---------
Income before income taxes.......................        8.2%      12.1%      10.6%
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    REVENUES. Revenues increased $29.7 million, or 11.3%, to $291.4 million for the year ended December 31, 1998 from $261.7 million for the year ended December 31, 1997 primarily due to:

    - a 5% increase in tuition rates in each of September 1998 and 1997;

    - an 8.2% increase in the total student enrollment at January 1, 1998 compared to January 1, 1997 (24,498 at January 1, 1998 compared to 22,633 at January 1, 1997); and

    - a 6.1% increase in the number of first-time and re-entering students beginning classes at our institutes (24,521 in 1998 compared to 23,111 in 1997).

The total student enrollment on December 31, 1998 was 25,608, an increase of 4.5% from the 24,498 total student enrollment on December 31, 1997.

    COST OF EDUCATIONAL SERVICES. Cost of educational services increased $13.4 million, or 8.2%, to $176.5 million in 1998 from $163.1 million in 1997. The principal causes of this increase include:

    - the costs required to service the increased enrollment;

    - normal inflationary cost increases for wages, rent and other costs of services; and

    - increased costs at new institutes (one opened in June 1997, two in December 1997, one in March 1998, one in June 1998 and one in October
      1998).

Cost of educational services as a percentage of revenues decreased to 60.6% in 1998 compared to 62.3% in 1997, because the greater revenues did not cause an increase in the fixed portion of our rent, administrative salaries and other costs included in cost of educational services. Cost of educational services includes a $1.2 million provision in 1998 (compared to a $3.2 million provision in 1997) for legal expenses associated with the legal actions involving the hospitality program. Excluding this provision, cost of educational services in 1998 would have been 60.2% of revenues, a 0.9% improvement from 1997.

    STUDENT SERVICES AND ADMINISTRATIVE EXPENSES. Student services and administrative expenses increased $9.1 million, or 12.6%, to $81.5 million in 1998 from $72.4 million in 1997. Student services and administrative expenses increased to 28.0% of revenues in 1998 compared to 27.7% in 1997 primarily because of increased media advertising (up 14.8%) and an increase in the provision for doubtful accounts. The increase in the provision for doubtful accounts resulted from a decrease in the amount of Title IV Program funds we received, which was caused by a change in the DOE regulations that became effective July 1, 1997. See "--Liquidity and Capital Resources."

    ONE-TIME EXPENSES. We recorded a $7.7 million after tax ($0.28 per share) provision for the settlement of certain legal proceedings and claims in 1998. (See Note 10 of Notes to Financial Statements). In June 1998, we incurred total expenses for the June 1998 offering of $1.0 million after tax ($0.04 per share). In addition, we incurred expenses of $0.5 million after tax ($0.02 per share) in 1998 associated with our change in control and establishment of new employee benefit plans.

    OPERATING INCOME. The following table sets forth our operating income (in thousands) for the year ended December 31, 1998 and 1997:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
Operating income as reported..............................  $  18,636  $  26,223
Legal settlement..........................................     12,858     --
June 1998 offering expenses...............................      1,117     --
Change in control and other one-time expenses.............        755     --
                                                            ---------  ---------
Operating income before one-time expenses.................  $  33,366  $  26,223
                                                            ---------  ---------
                                                            ---------  ---------

    INTEREST INCOME. Interest income decreased $0.2 million in 1998 compared to 1997, which was primarily due to the lower interest rate earned on our cash investments and marketable debt securities (i.e., 5.5% in 1998 compared to 6.3% in 1997) partially offset by the earnings on our increased invested balances.

    INCOME TAXES. Our combined effective federal and state income tax rate in 1997 was 39.8%. Our 1998 federal and state income tax rate will be 41.8%, because $0.9 million of the June 1998 offering expenses are not tax deductible.

    NET INCOME. The following table sets forth our net income (in thousands) for the year ended December 31, 1998 and 1997:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
Net income................................................  $  13,941  $  19,123
Legal settlement (after tax)..............................      7,715     --
June 1998 offering expenses (after tax)...................      1,048     --
Change in control and other one-time expenses (after
  tax)....................................................        453     --
                                                            ---------  ---------
Net income before one-time expenses.......................  $  23,157  $  19,123
                                                            ---------  ---------
                                                            ---------  ---------

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    REVENUES. Revenues increased $29.4 million, or 12.7%, to $261.7 million for the year ended December 31, 1997 from $232.3 million for the year ended December 31, 1996 primarily due to:

    - a 9.8% increase in the total student enrollment at January 1, 1997 compared to January 1, 1996 (22,633 at January 1, 1997 compared to 20,618 at January 1, 1996);

    - a 5% increase in tuition rates in each of September 1997 and 1996;

    - a 2.3% increase in the number of new first-time students who began attending our institutes (19,911 in 1997 compared to 19,464 in 1996); and

    - the opening of new institutes (two in March 1996, one in September 1996, one in June 1997 and two in December 1997).

Student retention rates did not change materially in the two years. Our three new institutes beginning classes in 1997 accounted for 140 new students.

    COST OF EDUCATIONAL SERVICES. Cost of educational services increased by $17.9 million, or 12.3%, to $163.1 million in 1997 from $145.2 million in 1996 principally as a result of:

    - increased costs related to the introduction of additional programs;

    - an increase in salaries and occupancy costs at our institutes opened prior to 1995;

    - costs at the two new institutes opened in 1995;

    - costs at the three new institutes opened in 1996;

    - costs at the three new institutes opened in 1997; and

    - to a lesser extent, an increase in the cost of books sold arising from the increased student population.

Provisions for legal expenses increased by $1.9 million to $3.2 million in 1997 ($1.7 million in the fourth quarter) from $1.3 million in 1996 ($1.0 million in the fourth quarter) as a result of the legal actions associated with the California and Florida hospitality programs. See "Item 3. Legal Proceedings." Cost of educational services decreased to 62.3% of revenues in 1997 compared to 62.5% in 1996, primarily because the greater revenues did not cause an increase in the fixed portion of rent, administrative salaries and other costs included in the cost of educational services. Excluding the provisions for legal expenses, cost of educational services decreased to 61.1% of revenues in 1997 compared to 61.9% in 1996.

    STUDENT SERVICES AND ADMINISTRATIVE EXPENSES. Student services and administrative expenses increased by $5.9 million, or 8.9%, to $72.4 million in 1997 from $66.5 million in 1996 principally as a result of a $5.0 million increase in marketing costs. This increase in marketing costs was due to:

    - an increase in the marketing costs for the two new institutes opened in 1995 and the three new institutes opened in 1996;

    - the commencement of marketing costs for the three new institutes opened in 1997; and

    - the increased marketing costs for our institutes opened prior to 1995.

Our media advertising expenses increased by 10.9% in 1997 from 1996. Administrative expenses at the corporate headquarters increased by $0.3 million in 1997 from 1996 levels primarily due to increased headquarters staff. The provision for doubtful accounts in 1997 was approximately $0.6 million more than in 1996 principally because of increased revenues and a regulatory change that delays our receipt of funds under the Title IV Programs. The delay resulted in a greater number of students who withdrew or whose enrollment was terminated by the institutes before they could secure federal student financial aid with which they could pay their obligations to us. See "--Liquidity and Capital Resources" for a further description of the regulatory changes affecting when we receive Title IV Program funds after June 30, 1997. Student services and administrative expenses decreased to 27.7% of revenues in 1997 compared to 28.6% in 1996, primarily because the greater revenues did not cause an increase in the fixed portion of the marketing and headquarters expenses.

    INTEREST INCOME. Interest income increased by $1.4 million in 1997 because of the increase in the interest rate earned on the cash we invested with ITT (i.e., 6.3% in 1997 compared to 5.5% in 1996) and the increase in the amount of cash we invested with ITT.

    NET INCOME. Net income increased $4.2 million, or 28.2%, to $19.1 million for 1997 from $14.9 million for 1996, principally due to the 27.4% increase in operating income ($3.4 million after tax).

LIQUIDITY AND CAPITAL RESOURCES

    In 1998, we indirectly derived approximately 69% of our revenues from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year, which consists of three academic quarters. Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or ten days before the start of the first academic quarter of a student's academic year, and the second and third disbursements are typically received ten days before the start of each subsequent quarter of a student's academic year. While the timing of loan disbursements to us is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, we have typically received student loan funds upon the lender's disbursement of the student loan funds.

    DOE regulations that became effective July 1, 1997 revised the procedures governing how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. The revised regulations require us to receive Title IV Program loan funds in three equal quarterly disbursements rather than the two disbursements previously permitted. We estimate that this change decreased deferred tuition revenue or increased accounts receivable by approximately $15 million at December 31, 1997 compared to December 31, 1996. We also estimate this change (an ongoing effect) decreased 1997 interest income by $0.2 million and decreased 1998 interest income by $0.9 million.

    Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including institute start-up costs for new institutes. Until February 5, 1998, we forwarded our cash receipts to ITT on a daily basis after, in the case of certain receipts, the lapse of applicable regulatory restrictions, and ITT funded our cash disbursements out of the balance of our cash investments with ITT. Since February 5, 1998, we have been performing our own cash management functions and no longer have any cash invested with ITT. Our net cash items (consisting until February 5, 1998 of cash and cash equivalents, restricted cash and cash invested with ITT, and since February 5, 1998 of cash and cash equivalents, restricted cash and marketable debt securities) increased from $98.7 million at December 31, 1997 to $119.3 million at December 31, 1998. Marketable debt securities and cash equivalents ranged from a low of $67.3 million in June 1998 to a high of $124.5 million in November 1998.

    We have generated positive cash flows from operations for the past five years. Cash flows from operations, excluding the $38.3 million increase in marketable debt securities, in 1998 was $31.9 million, an increase of $17.5 million from $14.4 million in 1997. This increase was primarily due to lower cash flows from operations in 1997 caused by the decrease in deferred tuition revenue resulting from the July 1, 1997 regulatory change that affects when we receive federal student loan funds, as discussed above, and the unpaid portion of the legal settlement. Cash flows from operations in 1997 was $14.4 million, a decrease of $11.7 million from $26.1 million in 1996. This decrease was primarily due to the decrease in deferred tuition revenue resulting from the July 1, 1997 regulatory change that affects when we receive federal student loan funds, as discussed above.

    At December 31, 1998, we had positive working capital of $68.5 million. Giving effect to the stock repurchase, we would have had positive working capital of $19.4 million at December 31, 1998. Deferred tuition revenue, which represents the unrecognized portion of tuition revenue received from students, was $32.3 million at December 31, 1998.

    An institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution's students default on federal student loans exceed specific percentages. An institution whose cohort default rate on loans under the FFEL program and the FDL program is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in those programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, the 1998 HEA Amendments provide that if an institution becomes ineligible to participate in the FFEL and FDL programs following the publication of its 1996 (or any subsequent) federal fiscal year FFEL/FDL cohort default rate, the institution will also be ineligible to participate in the Pell program for the same period of time.

    None of our campus groups (defined as the main campus and its additional locations or branch campuses) had an FFEL/FDL cohort default rate equal to or greater than 25% for the 1996 federal fiscal year, the most recent year for which the DOE has published FFEL/FDL cohort default rates. In June 1998, our institute in Garland, Texas became ineligible to participate in the FFEL and FDL programs, because it had FFEL/FDL cohort default rates exceeding 25% for three consecutive federal fiscal years beginning with the 1993 federal fiscal year. The Garland institute accounted for approximately 1.4% of our revenues in 1998. The Garland institute can reapply to the DOE to regain its eligibility to participate in the FFEL and FDL programs on or after October 1, 2000. We have arranged for an unaffiliated private funding source to provide loans to the students enrolled in the Garland institute. This alternative financing source requires us to guarantee repayment of the loans it issues. Based on our experience with the repayment of Title IV Program loans by students who attended the Garland institute, we believe that such guaranty should not result in a material adverse effect on our financial condition, results of operations or cash flows. We have also decided to stop enrolling new students in the Garland institute, at least temporarily, while we continue teaching the students already enrolled. We are considering whether to close the Garland institute once the students already enrolled have completed their programs of study or transferred to another school.

    Prior to the 1998 HEA Amendments, the HEA limited how much an institution could charge a student who withdrew from the institution. A student was only obligated for a pro rata portion of the education costs charged by the institution, if the student withdrew during the first 60% of the student's first period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. A student who withdrew after the first period of enrollment was also subject to a refund calculation, but it was not a straight pro rata calculation. The institution had to refund any monies it collected in excess of the pro rata or other applicable portion to the appropriate lenders or Title IV Programs in a particular order.

    The 1998 HEA Amendments rescinded the limitation on how much an institution can charge a withdrawing student, but the standards of most SEAs and the Accrediting Commissions continue to impose such a limitation. The 1998 HEA Amendments imposed a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs. This new limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The new refund requirements contained in the 1998 HEA Amendments become effective in October 2000, but an institution may elect to begin complying with these new standards at an earlier date. We do not plan to elect to comply with these new standards prior to October 2000.

    Depending on the refund policies of the applicable SEAs and Accrediting Commission, in a variety of instances withdrawing students will still be obligated to the institution under the new HEA refund requirements for education costs that the students can no longer pay with Title IV Program funds. In these instances, we expect that many withdrawing students will be unable to pay such costs and that we will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, if the new refund requirements remain unchanged, they could have a material adverse effect on our financial condition, results of operations and cash flows beginning with our 2001 fiscal year.

    A for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 85% of its applicable revenues for a fiscal year from Title IV Programs. For each of our 1997 and 1998 fiscal years, none of our campus groups derived more than 79% of its revenues from Title IV Programs. For our 1998 fiscal year, the range of our campus groups was from approximately 58% to approximately 79%. The 1998 HEA Amendments increased the percentage of applicable revenues that a for-profit institution can derive from Title IV Programs from 85% to 90%. The DOE has indicated orally that it will apply this amendment beginning with our 1998 fiscal year. The 5% increase in the percentage of applicable revenues that we can derive from Title IV Programs will increase the aggregate amount of Title IV Program funds that students can use to pay their education costs of attending our institutes. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, this 5% increase should have a positive impact on our results of operations and cash flows beginning in our 1999 fiscal year.

    The DOE, the Accrediting Commissions and most of the SEAs have Regulations pertaining to the change in control of institutions, but these Regulations do not uniformly define what constitutes a change in control. When a change in control occurs under the DOE's Regulations, an institution immediately becomes ineligible to participate in Title IV Programs and can only receive and disburse certain Title IV Program funds that were previously committed to its students, until it has applied for certification and is reinstated by the DOE to continue Title IV Program participation under its new ownership and control. The DOE's Regulations also require that all of our institutes in a particular campus group have their state authorizations and accreditations reaffirmed or reestablished before any institute in that campus group can regain its eligibility from the DOE.

    The February 1999 Offering was not a change in control under the Regulations of the DOE or the ACICS, which accredits three of our institutes, but the February 1999 Offering was a change in control under the Regulations of some of the SEAs. The ACCSCT, which accredits 61 of our institutes, advised us that it was unnecessary for it to determine whether the February 1999 Offering would be a change in control under its Regulations, and that none of our institutes' accreditation by the ACCSCT would be affected by the February 1999 Offering. As a result, the February 1999 Offering will not affect our ability to participate in Title IV Programs, unless any SEA or SEAs that considered the February 1999 Offering to be a change in control fail to reauthorize any of our institutes. Many SEA's require that they approve a change in control before it occurs, while others will only review a change in control after it occurs. We obtained all of the approvals of the February 1999 Offering from the SEAs that require advance approval. We are pursuing and believe that we will be able to obtain all of the approvals from the SEAs that require approval after the February 1999 Offering occurred, but we cannot assure you that we will receive all of these approvals in a timely manner. A material adverse effect on our financial condition, results of operations and cash flows could result if we are unable to obtain these approvals or if we do not obtain these approvals in a timely manner. The California SEA, which normally requires advance approval, advised us that it would not determine whether the February 1999 Offering was a change in control until after the consummation of the February 1999 Offering. It also advised us that the provisions of the California Education Code that provide for termination of its existing authorization of our California institutes if advance approval is not obtained would not apply to the February 1999 Offering. Eleven of our institutes are located in California. We are pursuing a determination from the California SEA whether the February 1999 Offering was a change in control under its standards.

    A change in control could occur as a result of future transactions in which we, our institutes or a parent company as defined in DOE regulations are involved. Some corporate reorganizations and some changes in the boards of directors of such corporations are two examples of such transactions. A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes failed, in a timely manner, to be reauthorized by their SEAs, reaccredited by their Accrediting Commissions or recertified by the DOE to participate in Title IV Programs. See "Item 1. Business--Change in Control."

    Our capital assets consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture and leasehold improvements. We lease all our building facilities. Capital expenditures totaled $11.4 million during 1998 and included expenditures of $2.2 million for new technical institutes, $2.9 million to expand curricula offerings at existing institutes, $4.8 million to replace or add furniture or equipment at existing institutes and $1.5 million on leasehold improvements. Leasehold improvements represent part of our continuing effort to maintain our existing facilities in excellent condition. Capital expenditures decreased by $0.1 million to $11.4 million in 1998 from $11.5 million in 1997, principally due to the expenditure of approximately $3.0 million for the acquisition of new computers in 1997 offset by the expenditures for new institutes opened in 1998. New institutes have large capital additions in the first two years. To date, cash generated from operations has been sufficient to meet our capital expenditures.

    We plan to continue to upgrade and expand current facilities and equipment. We expect that 1999 capital expenditures will be approximately $17.0 million, of which approximately $7 million would be capital expenditures for new curriculum at existing institutes. The capital additions for a new institute are approximately $0.4 million and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million. We anticipate that our planned capital additions can be funded from cash flows from operations. Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

    We believe that the reduction in cash and cash equivalents and marketable debt securities that were used to effect the stock repurchase will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

YEAR 2000 COMPLIANCE

    THE YEAR 2000 PROBLEM. Many information technology ("IT") hardware and software systems ("IT Systems") and non-IT Systems containing embedded technology, such as microcontrollers and microchip processors ("Non-IT Systems") can only process dates with six digits (e.g., 06/26/98), instead of eight digits (e.g., 06/26/1998). This limitation may cause IT Systems and Non-IT Systems to experience problems processing information with dates after December 31, 1999 (e.g., 01/01/00 could be processed as 01/01/2000 or 01/01/1900) or with other dates, such as September 9, 1999, which was a date traditionally used as a default date by computer programmers. These problems may cause IT Systems and Non-IT Systems to suffer miscalculations, malfunctions or disruptions. These problems are commonly referred to as "Year 2000" or "Y2K" problems. We are unable at this time to assess the possible impact on our financial condition, results of operations and cash flows that may result from any disruptions to our business caused by Y2K problems in any IT Systems and Non-IT Systems that we control or that any third party with whom we have a material relationship controls. We do not believe at the current time, however, that the cost to remedy our internal Y2K problems will have a material adverse effect on our results of operations or cash flows.

    OUR STATE OF READINESS. We have begun to implement a plan to ensure that the IT Systems and material Non-IT Systems that we control are Y2K compliant before January 1, 2000. In the first phase of the plan, we assessed the potential exposure of our IT Systems and material Non-IT Systems to Y2K problems. We have completed this phase. In the second phase, which we have also completed, we designed a procedure to remediate our exposure to Y2K problems in the IT Systems and material Non-IT Systems that we control. We are currently in the third phase, which involves the actual remediation of the IT Systems and material Non-IT Systems that we control. After we complete the third phase, we will begin the fourth and final phase of testing the remediation to the IT Systems and material Non-IT Systems that we control to ensure Y2K compliance. We plan to complete the testing phase by June 30, 1999.

    We believe that we have identified all IT Systems and material Non-IT Systems that we control that may require Y2K remediation. We have 12 people (both employees and outside consultants) dedicated to completing enhancements to our IT Systems, which include our accounting, human resources, financial services, admissions, education, recruitment and career services systems. We have been enhancing our IT Systems on a continuous basis since 1996 and we did not accelerate these enhancements due to any Y2K problems. These enhancements will also address the Y2K problems with our IT Systems. We plan to complete these enhancements by April 30, 1999.

    We have dedicated two employees to either remediate or cause the remediation of material Non-IT Systems that we control and that we have identified as possessing a Y2K problem. We plan to complete the remediation of these Non-IT Systems by April 30, 1999. We acquired many of these Non-IT Systems during the past few years and we believe that a substantial number of these newer systems do not possess a Y2K problem. In addition, the vendors of many of these Non-IT Systems have warranted them to be Y2K compliant. We have contacted the third parties who control our other material Non-IT Systems (including, without limitation, our communication systems, security systems, electrical systems and HVAC systems) to assess whether any of these systems possess a Y2K problem that could adversely affect our operations if a malfunction occurred. We have also implemented procedures to help ensure that any new Non-IT Systems that we acquire or utilize are Y2K compliant.

    We have identified and begun to contact the third parties whose lack of Y2K compliance may pose problems for us, such as federal and state regulators, Accrediting Commissions, guaranty agencies, lenders, computer software and hardware suppliers and book vendors. The General Accounting Office reported in September 1998 that the DOE's delay in addressing the Y2K problems in its IT Systems and the DOE's limited progress in making contingency plans should its IT Systems fail could result in serious disruptions in the DOE's administration of, and disbursement of funds under, Title IV Programs. In the DOE's January 15, 1999 status report on the Y2K compliance of its mission-critical IT systems, the DOE stated that 12 of its 14 mission-critical IT Systems are Y2K compliant. According to this report, the DOE's IT System that tracks FFEL program loans is the only DOE IT System relating to federal student financial aid that is not Y2K compliant. The DOE reported that this IT System will be Y2K compliant by March 31, 1999.

    THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES. We have expended approximately $25,000 in direct costs through December 31, 1998 to identify and remediate our Y2K problems. This amount does not include:

    - the salaries of our employees involved in the remediation process;

    - the cost of the enhancements to our IT Systems, because we did not accelerate the enhancements due to Y2K problems; and

    - the cost to us of replacing any Non-IT Systems or acquiring any new Non-IT Systems in the normal course of our operations and not because of any Y2K problems.

Based on our current assessment of our Y2K problems, we estimate that our remediation efforts will cost between $50,000 and $100,000 for the IT Systems and material Non-IT Systems that we control to become Y2K compliant, representing up to 10% of our IT budget. Approximately 75% of this amount will be used, if necessary, to replace computer hardware and software and other Non-IT Systems equipment owned by us at our institutes. This amount does not include any costs associated with remediating any Y2K problems suffered by any third parties' IT Systems and Non-IT Systems that may affect our operations. Our operations will fund our Y2K remediation efforts.

    THE RISKS ASSOCIATED WITH OUR YEAR 2000 ISSUES. The remediation of our Y2K problems will increasingly cause us to defer some existing and contemplated projects, particularly those involving our personnel conducting the Y2K remediation. Although we are unable at this time to quantify our internal indirect costs resulting from our Y2K problems, we do not believe that the cost of remediating our internal Y2K problems or the lost opportunity costs arising from diverting the efforts of our personnel to the remediation will have a material adverse effect on our financial condition, results of operations or cash flows. We do not intend to use any independent verification or validation processes to assure the reliability of our risk or cost estimates associated with our Y2K problems.

    We have begun to outline several possible worst case scenarios that could arise from our Y2K problems. At this time, however, we have insufficient information to assess the likelihood of any worst case scenario. Our most reasonably likely worst case Y2K scenarios involve:

    - significant delays in our receipt of federal and state student financial aid in payment of students' education costs of attending our institutes;

    - significant delays or interruptions in the eligibility to participate in Title IV Programs, approval to operate or accreditation of our institutes that are undergoing their initial, or a renewal of, such eligibility, approval or accreditation; and

    - significant delays in obtaining authorization to offer new programs of study for which our institutes have applied.

In 1998, we derived approximately 69% of our revenues from Title IV Programs administered by the DOE. In addition, a number of our institutes participate in various state student financial aid programs administered by SEAs that, in the aggregate, generate a material portion of our revenues. In 1998, one lender provided approximately 65% of all FFEL program loans received by our students, and one student loan guaranty agency guaranteed approximately 94% of all FFEL program loans received by our students. As a result, we must depend on the ability of the DOE, the SEAs and our primary student loan lender and guaranty agency to resolve their Y2K problems. If any of these parties were to experience a Y2K problem that significantly delays our receipt of federal or state student financial aid in payment of students' education costs, it could have a material adverse effect on our financial condition, results of operations and cash flows. Similarly, an interruption in our institutes' operations could occur if, due to a Y2K problem:

    - the DOE is unable to timely grant or renew an institute's eligibility to participate in Title IV Programs;

    - any SEA is unable to timely approve an institute to operate or renew such approval; or

    - either Accrediting Commission is unable to timely accredit an institute or renew such accreditation.

A prolonged delay or interruption for a significant number of institutes could have a material adverse effect on our financial condition, results of operations and cash flows. We are unable to independently assess the Y2K readiness of any of these third parties at this time.

    CONTINGENCY PLAN. We have developed a contingency plan for the IT Systems and material Non-IT Systems that we control. We have dedicated two employees to remediate an IT System that will become obsolete after we finish the enhancements to our IT Systems. We plan to complete the remediation of this IT System by March 31, 1999. If the enhancements to our IT Systems are not finished before January 1, 2000, we hope to avoid any disruption to our business by using this other IT System. Our contingency plan with respect to the material Non-IT Systems that we control includes, among other things, investigating the availability and replacement cost of such Non-IT Systems that have Y2K problems, isolating such systems that are not Y2K compliant so that they do not affect other systems, and adjusting the clocks on such Non-IT Systems that are not date sensitive. We believe that we could substitute other student loan lenders and guaranty agencies for our primary lender and guaranty agency if either of these parties experienced a Y2K problem that could significantly delay our receipt of federal or state student financial aid in payment of students' education costs of attending our institutes. Our current financial resources would also help us weather any such delay. Otherwise, we have no contingency plan, and do not intend to create a contingency plan, for the IT Systems and Non-IT Systems that are not controlled by us, including the third party IT Systems of the DOE, the SEAs and the Accrediting Commissions on which we rely.

NEW ACCOUNTING PRONOUNCEMENTS

    The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires us to capitalize costs incurred in the application development stage (whether internal or external). Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. We adopted this SOP in July 1998, effective as of January 1, 1998, which increased net income by $0.5 million ($0.02 per share) in the year ended December 31, 1998.

    Additionally, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and requires the cost of start-up activities to be expensed as incurred. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998. Initial application should be reported as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." We intend to adopt this standard in the first quarter of 1999. Approximately $0.8 million, net of tax, will be recorded as a change in accounting principle in the first quarter of 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and ESI's eligibility to participate in, student financial aid programs utilized by our students; the consummation of the proposed settlements of student litigation and claims related to our technology programs in California and our hospitality programs; effects of any change in ownership of ESI resulting in a change in control of ESI, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this Item appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--General."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this Item appears on pages F-1 through F-16 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item concerning our Directors, nominees for Director, executive officers and disclosure of delinquent filers is incorporated herein by reference to ESI's definitive Proxy Statement for our 1999 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item concerning remuneration of our officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to ESI's definitive Proxy Statement for our 1999 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ESI's definitive Proxy Statement for our 1999 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to ESI's definitive Proxy Statement for our 1999 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1.  Financial Statements:

                                                                                     PAGE NO. IN
                                                                                     THIS FILING
                                                                                   ---------------
Report of Independent Accountants................................................           F-1

Statements of Income and Retained Earnings for the years ended December 31, 1998,
  December 31, 1997 and December 31, 1996........................................           F-2

Balance Sheets as of December 31, 1998 and December 31, 1997.....................           F-3

Statements of Cash Flows for the years ended December 31, 1998, December 31, 1997
  and December 31, 1996..........................................................           F-4

Notes to Financial Statements....................................................           F-5

       2.  Financial Statement Schedules:

        Schedule II--Valuation and Qualifying Accounts of the Company for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 appear on page F-15.

       3.  Quarterly Results for 1998 and 1997 (unaudited) appear on page F-16.

       4.  Exhibits:

        A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on page S-2, which immediately precedes such exhibits, and is incorporated herein by reference.

    (b)  Reports on Form 8-K

    On December 21, 1998, we filed a Current Report on Form 8-K dated December 21, 1998 to report, under Item 5 of Form 8-K: (a) our filing of a registration statement on Form S-3 on December 18, 1998 with the SEC; and (b) our execution of a Stock Repurchase Agreement with ITT.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ITT Educational Services, Inc.

    In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 45 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
---------------------------------

PRICEWATERHOUSECOOPERS LLP

Indianapolis, Indiana
January 9, 1999

                         ITT EDUCATIONAL SERVICES, INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
REVENUES
Tuition......................................................................  $  248,399  $  222,457  $  196,692
Other educational............................................................      42,976      39,207      35,627
                                                                               ----------  ----------  ----------
  Total revenues.............................................................     291,375     261,664     232,319
COSTS AND EXPENSES
Cost of educational services.................................................     176,487     163,053     145,197
Student services and administrative expenses.................................      81,522      72,388      66,546
Legal settlement.............................................................      12,858      --          --
Offering, change in control and other one-time expenses......................       1,872      --          --
                                                                               ----------  ----------  ----------
  Total costs and expenses...................................................     272,739     235,441     211,743
Operating income.............................................................      18,636      26,223      20,576
Interest income, net.........................................................       5,329       5,565       4,119
                                                                               ----------  ----------  ----------
Income before income taxes...................................................      23,965      31,788      24,695
Income taxes.................................................................      10,024      12,665       9,844
                                                                               ----------  ----------  ----------
Net income...................................................................      13,941      19,123      14,851
Retained earnings, beginning of period.......................................      55,032      35,909      21,058
                                                                               ----------  ----------  ----------
Retained earnings, end of period.............................................  $   68,973  $   55,032  $   35,909
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings per common share:
  Basic......................................................................  $     0.52  $     0.71  $     0.55
  Diluted....................................................................  $     0.51  $     0.71  $     0.55

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                                 BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS

Current assets
  Cash and cash equivalents...............................................................  $   77,335  $       29
  Restricted cash.........................................................................       3,617       3,860
  Cash invested with ITT Corporation......................................................      --          94,800
  Marketable debt securities..............................................................      38,316      --
  Accounts receivable, less allowance for doubtful accounts of $2,531
    and $1,393............................................................................      10,772       9,680
  Deferred income tax.....................................................................       5,969       2,019
  Prepaids and other current assets.......................................................       2,749       2,570
                                                                                            ----------  ----------
    Total current assets..................................................................     138,758     112,958
Property and equipment, net...............................................................      24,985      22,886
Direct marketing costs....................................................................       7,915       6,882
Other assets..............................................................................       3,913       3,188
                                                                                            ----------  ----------
    Total assets..........................................................................  $  175,571  $  145,914
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable........................................................................  $   15,992  $   14,974
  Accrued compensation and benefits.......................................................       6,488       3,245
  Accrued legal settlements...............................................................       7,604      --
  Other accrued liabilities...............................................................       7,896       6,877
  Deferred tuition revenue................................................................      32,261      30,850
                                                                                            ----------  ----------
    Total current liabilities.............................................................      70,241      55,946
Other liabilities.........................................................................       3,474       2,153
                                                                                            ----------  ----------
    Total liabilities.....................................................................      73,715      58,099
                                                                                            ----------  ----------

Commitments and contingent liabilities (Note 10)

Shareholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or
    outstanding...........................................................................      --          --
  Common stock, $.01 par value, 50,000,000 shares authorized, 27,011,202 and 26,999,952
    issued and outstanding................................................................         270         270
  Capital surplus.........................................................................      32,613      32,513
  Retained earnings.......................................................................      68,973      55,032
                                                                                            ----------  ----------
    Total shareholders' equity............................................................     101,856      87,815
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity............................................  $  175,571  $  145,914
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
  Net income.....................................................  $  13,941  $  19,123  $  14,851
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................      9,282      7,939      7,493
    Provision for doubtful accounts..............................      4,326      2,354      1,738
    Deferred taxes...............................................     (3,219)       202       (443)
    Increase/decrease in operating assets and liabilities:
      Marketable debt securities.................................    (38,316)    --         --
      Accounts receivable........................................     (5,418)    (2,656)    (3,524)
      Direct marketing costs.....................................     (1,033)    (1,108)      (743)
      Accounts payable and accrued liabilities...................     13,474      2,958      3,083
      Prepaids and other assets..................................       (904)    (1,769)       220
      Deferred tuition revenue...................................      1,411    (12,682)     3,469
                                                                   ---------  ---------  ---------
Net cash provided by (used for) operating activities.............     (6,456)    14,361     26,144
                                                                   ---------  ---------  ---------
Cash flows used for investing activities:
  Capital expenditures, net......................................    (11,381)   (11,465)    (7,868)
  Net decrease (increase) in cash invested with ITT
    Corporation..................................................     94,800     (4,992)   (17,923)
                                                                   ---------  ---------  ---------
Net cash provided by (used for) investing activities.............     83,419    (16,457)   (25,791)
                                                                   ---------  ---------  ---------
Cash flow provided by finance activities:
  Exercise of stock options......................................        100     --         --
                                                                   ---------  ---------  ---------
Net increase (decrease) in cash, cash equivalents and restricted
  cash...........................................................     77,063     (2,096)       353
Cash, cash equivalents and restricted cash at beginning of
  period.........................................................      3,889      5,985      5,632
                                                                   ---------  ---------  ---------
Cash, cash equivalents and restricted cash at end of period......  $  80,952  $   3,889  $   5,985
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes.................................................  $  12,757  $  12,352  $  10,051
    Interest.....................................................        238        291        273

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1. OWNERSHIP AND CHANGE IN CONTROL

    From ITT Educational Services, Inc.'s (the "Company") initial public offering in 1994 until June 9, 1998, ITT Corporation ("ITT") owned 83.3% of the outstanding common stock of the Company.

    On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels") completed the acquisition of ITT (the "Merger") and ITT became a subsidiary of Starwood Hotels. As a result of the Merger, a change in control of the Company occurred under regulations of the U.S. Department of Education ("DOE") and each ITT Technical Institute campus group became ineligible to participate in federal student financial aid programs. Effective March 20, 1998, the eligibility of each ITT Technical Institute campus group to participate in federal student financial aid programs was reinstated by the DOE with certain conditions imposed by the DOE. The Company believes that it is in compliance with or satisfies these DOE conditions.

    On June 9, 1998, ITT sold 13,050,000 shares of the Company's common stock held by ITT to the public (48.3% of the outstanding shares) (the "June 1998 Offering"). ITT presently owns 35% of the outstanding shares of the Company's common stock. The June 1998 Offering did not constitute a change in control under the DOE's regulations. In December 1998, the Company filed a registration statement with the Securities and Exchange Commission, which was not effective as of December 31, 1998, relating to the offering of shares of the Company's common stock to the public (the "February 1999 Offering"). The February 1999 Offering contemplates the sale of 7,000,000 shares, together with an underwriters' over-allotment option to purchase up to 950,000 additional shares, of the Company's common stock held by ITT. The February 1999 Offering does not constitute a change in control under the DOE's regulations. Simultaneous with the close of the February 1999 Offering, the Company intends to repurchase 1,500,000 shares of its common stock from ITT at an aggregate cost not to exceed $49,260.

2. SUMMARY OF ACCOUNTING PRINCIPLES AND POLICIES

    BUSINESS ACTIVITIES. The Company is a leading proprietary postsecondary education system primarily offering career-focused, technical degree programs of study. At December 31, 1998, the Company operated 65 technical institutes throughout the United States. The Company maintains its corporate headquarters in Indianapolis, Indiana.

    USE OF ESTIMATES. The preparation of these financial statements, in conformity with generally accepted accounting principles, includes estimates that are determined by the Company's management.

    CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES. Marketable debt securities are classified as trading securities and have maturity dates in excess of 90 days at the time of purchase and are recorded at their market value. Debt securities with maturity dates less than 90 days at the time of purchase are included in cash and cash equivalents and are recorded at cost, which approximates market value. The cost of securities sold is based on the first-in, first-out method.

    Investment income for the year ended December 31, 1998 consists of:

Net realized gains on the sale of trading securities................  $      11
Interest and dividend income, net...................................      4,926
Change in net unrealized holding gain...............................         85
                                                                      ---------
                                                                      $   5,022
                                                                      ---------
                                                                      ---------

                         ITT EDUCATIONAL SERVICES, INC.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, cash invested with ITT Corporation, accounts receivable, accounts payable, other accrued liabilities and deferred tuition revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Marketable debt securities are recorded at their market value.

    RECOGNITION OF REVENUES. Tuition revenues are recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the revenue related to the remainder of that academic quarter is recorded with the amount of refund resulting from the application of federal, state or accreditation requirements recorded as an expense. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred tuition revenue.

    Other educational revenues are comprised of laboratory fees and textbook sales. Laboratory fees are recorded as revenue at the beginning of each academic quarter. Textbook sales are recognized when they occur.

    ADVERTISING COSTS.  The Company expenses all advertising costs as incurred.

    DIRECT MARKETING COSTS. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include recruiting representatives' salaries, employee benefits and other direct costs less enrollment fees. Direct marketing costs are amortized on an accelerated basis over the average course length of 24 months commencing on the start date. Direct marketing costs on the balance sheet totaled $7,915 and $6,882 at December 31, 1998 and December 31, 1997, respectively, net of accumulated amortization of $6,895 and $5,861 at those dates, respectively.

    INSTITUTE START-UP COSTS. Deferred institute start-up costs consist of all direct costs (excluding advertising costs) incurred at a new institute from the date a lease for a technical institute facility is entered into until the first class start. Such capitalized costs are amortized on a straight-line basis over a one-year period. At December 31, 1998 and December 31, 1997, deferred start-up costs included in other assets in the balance sheet totaled $1,353 and $1,316, respectively, net of accumulated amortization of $511 and $174 at such dates, respectively. In conformity with Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," the Company intends to expense the $1,353 of institute start-up costs, less $531 of deferred taxes, as a cumulative effect of a change in accounting principle in the first quarter of 1999.

    OFFERING, CHANGE IN CONTROL AND OTHER ONE-TIME EXPENSES. The Company incurred total expenses for the June 1998 Offering of $1,117. In addition, the Company incurred expenses of $755 associated with its change in control and establishment of new employee benefit plans.

                         ITT EDUCATIONAL SERVICES, INC.

    COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. The American Institute of Certified Public Accountants (the "AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The Company adopted this SOP effective July 1, 1998, which increased net income by $508 ($0.02 per share) in the year ended December 31, 1998.

    INCOME TAXES. The Company was included in the consolidated U.S. federal income tax return of ITT prior to June 9, 1998 and determined its income tax provision principally on a separate return basis in conformity with Statement of Financial Accounting Standards ("SFAS") No. 109. Under a tax sharing policy with ITT, income taxes were allocated to members of the U.S. consolidated group based principally on the amounts they would pay or receive if they filed a separate income tax return. Deferred income taxes were provided on the differences in the book and tax basis of assets and liabilities recorded on the books of the Company (temporary differences) at the statutory tax rates expected to be in effect when such differences reversed. Temporary differences related to SFAS No. 106, SFAS No. 112, pension and self-insurance costs were recorded on the books of ITT where the related assets and liabilities were recorded. ITT paid current federal income taxes on behalf of the Company, as calculated under the tax sharing policy, and reflected the funding through the cash invested with ITT Corporation account.

    Beginning June 9, 1998, the Company started filing its own federal income tax returns, paying its own federal income taxes and recording all deferred income taxes on its books.

    EARNINGS PER COMMON SHARE. Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, "Earnings Per Share." Such data is based on historical net income and the average number of shares of the Company's common stock outstanding during each period. The number of average shares outstanding utilized for basic earnings per share were 27,001,542 in 1998 and
26,999,952 in 1997 and 1996. Average shares outstanding utilized for diluted earnings per share were approximately 27,185,000, 27,105,000 and 27,092,000 for 1998, 1997 and 1996, respectively. The difference in shares utilized in calculating basic and diluted earnings per share represents the average number of shares issued under the Company's stock option plan less shares assumed to be purchased with proceeds from the exercise of the stock options.

3. RELATED PARTY TRANSACTIONS

    At December 31, 1998, and during the three-year period then ended, the relationship between the Company and ITT was governed by various agreements summarized as follows:

    INTERCOMPANY ACTIVITIES. ITT provided the Company with certain centralized treasury and financing functions. The Company transferred all unrestricted cash receipts to ITT and received funds from ITT for all disbursements. The Company earned interest on the average net cash balance held by ITT, at an interest rate that was set for a 12-month period and was 30 basis points over the most recently published rate for 12-month treasury bills. The net of all such cash transfers as well as charges from ITT for expenses related to the Company's participation in ITT's plans (such as pensions, medical insurance, federal income taxes, etc.) resulted in a net balance of cash invested with ITT of $94,800 at

                         ITT EDUCATIONAL SERVICES, INC.

December 31, 1997. On February 5, 1998, ITT transferred approximately $83,000 to the Company and, since that date, the Company has been performing its own cash management function.

    ITT also provided certain risk management and pension management services to the Company until June 9, 1998. The fee (contract service charge) for such services was 0.25% of the Company's annual revenue. The contract service charges were $15, $654 and $578 for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company's employees participated in certain employee benefit programs which were sponsored and administered by ITT until June 9, 1998. Administrative costs relating to these services and participation in these plans were charged to the Company using allocation methods management believes were reasonable. The Company paid a processing fee related to its participation in ITT's consolidated medical plan. The processing fees were $159 and $280 in 1997 and 1996, respectively.

    TAX AGREEMENT. ITT and the Company participated in a tax agreement that provided, among other things, that the Company would pay ITT, with respect to federal income taxes for each period that the Company was included in ITT's consolidated federal return, the amount that the Company would have been required to pay had it filed a separate federal income tax return under the tax sharing policy described in Note 2.

    Similarly, with respect to state, corporate, franchise or income taxes for those states where ITT filed a combined or consolidated state return that included the Company, the Company paid ITT an amount as if it filed a separate tax return. With respect to ITT's consolidated federal and state returns, the Company will be responsible for any deficiencies assessed with respect to such returns if such deficiencies relate to the Company. Similarly, the Company will be entitled to all refunds paid with respect to such returns that relate to the Company. The Company will be responsible for all taxes, including assessments, if any, for prior years with respect to all other taxes payable by the Company.

    Management believes the statements of income include a reasonable allocation of costs incurred by ITT which benefited the Company. The aforementioned agreements were modified in connection with the June 1998 Offering.

4. FINANCIAL AID PROGRAMS

    The Company participates in various Title IV Programs. Approximately 69% of the Company's 1998 revenue was derived from funds distributed under these programs.

    The Company participates in the Federal Perkins Loan ("Perkins") program and administers on behalf of the federal government a pool of Perkins student loans which aggregated $8,565 and $8,517 at December 31, 1998 and 1997, respectively. The Company has recorded in its financial statements only its aggregate mandatory contributions to this program which at December 31, 1998 and 1997 aggregated $1,581 and $1,588, respectively. The Company has provided $972 and $971, respectively, for potential losses related to funds committed by the Company at December 31, 1998 and 1997.

    The Title IV Programs are administered by the Company in separate accounts as required by government regulation. The Company is required to administer the funds in accordance with the requirements of the Higher Education Act of 1965, as amended, and DOE regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event the Company does not comply with federal requirements, or if student loan default rates rise to a level considered excessive by the federal government, the Company could lose its eligibility to participate in the Title IV

                         ITT EDUCATIONAL SERVICES, INC.

Programs or could be required to repay funds determined to have been improperly disbursed. Management believes that it is in substantial compliance with the federal requirements.

5. RESTRICTED CASH

    The Company participates in the Electronic Funds Transfer ("EFT") program through the DOE. All monies transferred to the Company via the EFT system are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into the Company's cash account. Such amounts are classified as restricted cash until they are applied to the students' accounts.

6. PROPERTY AND EQUIPMENT

    Fixed assets include the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Furniture and equipment.................................  $  70,581  $  62,514
Leasehold improvements..................................      8,699      7,848
Land and land improvements..............................        110        110
Construction in progress................................        583        325
                                                          ---------  ---------
                                                             79,973     70,797
Less accumulated depreciation...........................    (54,988)   (47,911)
                                                          ---------  ---------
                                                          $  24,985  $  22,886
                                                          ---------  ---------
                                                          ---------  ---------

7. TAXES

    The provision for income taxes includes the following:

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
Current
  Federal.........................................  $  11,052  $  10,399  $   8,673
  State...........................................      2,191      2,064      1,614
                                                    ---------  ---------  ---------
                                                       13,243     12,463     10,287

Deferred
  Federal.........................................     (2,686)       168       (370)
  State...........................................       (533)        34        (73)
                                                    ---------  ---------  ---------
                                                       (3,219)       202       (443)
                                                    ---------  ---------  ---------
                                                    $  10,024  $  12,665  $   9,844
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

                         ITT EDUCATIONAL SERVICES, INC.

    Deferred tax assets (liabilities) include the following:

                                                             DECEMBER 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
Direct marketing costs............................  $  (3,105) $  (2,698) $  (2,263)
Legal settlements.................................      2,983     --         --
Institute start-up costs..........................       (531)      (516)      (204)
Depreciation......................................        607        759        785
Reserves and other................................      3,209      2,399      1,828
                                                    ---------  ---------  ---------
Net deferred tax assets (liabilities).............  $   3,163  $     (56) $     146
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1998       1997       1996
                                                        ---------  ---------  ---------
Statutory U.S. federal income tax rate................       35.0%      35.0%      35.0%
State income taxes, net of federal benefit............        4.1%       4.1%       4.1%
Non-deductible June 1998 Offering expenses............        1.5%    --         --
Permanent differences and other.......................        1.2%       0.7%       0.8%
                                                              ---        ---        ---
Effective income tax rate.............................       41.8%      39.8%      39.9%
                                                              ---        ---        ---
                                                              ---        ---        ---

8. RETIREMENT PLANS

    EMPLOYEE PENSION BENEFITS. Prior to June 9, 1998, the Company participated in the Retirement Plan for Salaried Employees of ITT Corporation which covered substantially all employees of the Company. ITT determined the aggregate amount of pension expense on a consolidated basis based on actuarial calculations and such expense was allocated to participating units on the basis of compensation covered by the plan. Effective June 9, 1998, the Company adopted its own non-contributory defined benefit pension plan. This plan, commonly referred to as a cash balance plan, provides benefits based upon annual employee earnings times established percentages of pay based on age and years of service. Charges to the Company by ITT for pension expense for the years ended December 31, 1998, 1997 and 1996 were $1,858, $4,458 and $3,783, respectively. The net periodic benefit cost for the Company's plan for the year ended December 31, 1998 was comprised of service cost of $2,217.

    The following is information on the Company's plan for 1998:

    Change in benefit obligation:

Projected benefit obligation at beginning of period................  $  --
Service cost.......................................................      2,217
Actuarial loss.....................................................        527
                                                                     ---------
Projected benefit obligation at end of period......................  $   2,744
                                                                     ---------
Funded status......................................................  $  (2,744)
Unrecognized net actuarial loss....................................        527
                                                                     ---------
Accrued benefit cost...............................................  $  (2,217)
                                                                     ---------
                                                                     ---------

                         ITT EDUCATIONAL SERVICES, INC.

    The accumulated benefit obligation at September 30, 1998 is $1,551. The plan does not have any assets as of December 31, 1998, and the Company intends to make its first funding contribution to the plan in 1999.

    Weighted-average assumptions as of September 30, 1998:

Discount rate..........................................................        6.5%
Expected return on plan assets.........................................        9.0%
Rate of compensation increase..........................................        4.5%

    RETIREMENT SAVINGS PLAN. Prior to May 16, 1998, the Company participated in The ITT 401K Retirement Savings Plan, a defined contribution plan which covered substantially all employees of the Company. The Company's non-matching and matching contributions under this plan were provided for through the issuance of common shares of ITT until February 23, 1998 and paired shares of Starwood Hotels and Starwood Hotels & Resorts, a Maryland real estate investment trust, until May 16, 1998. The costs of the non-matching and matching Company contributions were charged by ITT to the Company. Effective May 16, 1998, the Company adopted its own 401(k) plan, a defined contribution plan which covers substantially all employees of the Company and operates similar to The ITT 401K Retirement Savings Plan. The Company's non-matching and matching contributions under its 401(k) plan are made in the form of shares of the Company's common stock. For the years ended December 31, 1998, 1997 and 1996, the costs of providing this benefit (including an allocation of the administrative costs of the plan) were $2,109, $2,104 and 1,749, respectively.

9. STOCK OPTION AND KEY EMPLOYEE INCENTIVE PLANS

    The Company adopted and the stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan ("1994 Plan") and the 1997 ITT Educational Services, Inc. Incentive Stock Plan ("1997 Plan"). The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the 1994 Plan or the 1997 Plan. The Company has elected, as permitted by the standard, to continue following its intrinsic value based method of accounting for stock options consistent with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date over the exercise price.

    Under the 1994 Plan, a maximum of 405,000 shares of the Company's common stock may be issued upon exercise of options. Under the 1997 Plan, a maximum of 1.5% of the outstanding common shares may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Plan, a maximum of 4,050,000 shares of the Company's common stock may be issued upon exercise of options. The option price may not be less than 100% of the fair market value of the Company's common stock on the date of grant and the options will vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. The options

                         ITT EDUCATIONAL SERVICES, INC.

outstanding, granted, exercised and forfeited for the three years ended December 31, 1998 are as follows:

                                                                      1998                  1997                  1996
                                                              --------------------  --------------------  --------------------
                                                                          AVERAGE               AVERAGE               AVERAGE
                                                                # OF      OPTION      # OF      OPTION      # OF      OPTION
                                                               SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at beginning of year............................    405,000  $   13.46    258,750  $    7.37    191,250  $    5.75
Granted.....................................................    405,000      21.69    146,250      24.25     67,500      11.94
Exercised...................................................    (11,250)      8.89
Forfeited...................................................     (5,000)     21.69
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at end of year..................................    793,750  $   17.67    405,000  $   13.46    258,750  $    7.37
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------  ---------

                                                                             EXERCISE PRICE RANGE
                                                               -------------------------------------------------
                                                                 $4.44     $8.89-$11.94 $21.69-$24.25   TOTAL
                                                               ----------  -----------  ------------  ----------
Options outstanding at year end..............................     135,000      112,500       546,250     793,750
Weighted average exercise price..............................  $     4.44     $  10.72      $  22.38  $    17.67
Remaining contractual life...................................     6 years      7 years     8.8 years   8.1 years
Options exercisable at year end..............................     135,000       90,000        48,750     273,750
Weighted average exercise price..............................  $     4.44     $  10.42      $  24.25  $     9.93

    During 1998, the Company issued 11,250 shares of common stock for proceeds of $100 in conjunction with the exercise of stock options.

    Compensation costs for the 1994 Plan, calculated in accordance with SFAS No. 123, are not significant for the year ended December 31, 1996. If compensation costs had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the proforma amounts indicated below:

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Proforma
  Net income............................................................  $  12,554  $  18,519
  Basic earnings per share..............................................       0.46       0.69
  Diluted earnings per share............................................       0.46       0.68
As reported
  Net income............................................................  $  13,941  $  19,123
  Basic earnings per share..............................................       0.52       0.71
  Diluted earnings per share............................................       0.51       0.71

                         ITT EDUCATIONAL SERVICES, INC.

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three years ended December 31, 1998:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Risk-free interest rates............................................        5.3%       6.6%       5.7%
Expected lives (in years)...........................................          5         10         10
Volatility..........................................................         41%        46%        46%
Dividend yield......................................................       None       None       None

    In October 1998, the Compensation Committee of the Board of Directors awarded additional stock options for 409,500 shares of the Company's common stock. The effective date of this award will be the date of the February 1999 Offering and the exercise price will be equal to the offering price of the shares of the Company's common stock sold in the February 1999 Offering.

10. COMMITMENTS AND CONTINGENT LIABILITIES

    LEASE COMMITMENTS. The Company leases substantially all of its facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 12 years and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements, and the Company has not entered into any significant guarantees related to the leases. The Company is required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

    Rent expense was composed of the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Minimum rentals..............................................  $  21,408  $  18,961  $  17,131
Contingent rentals...........................................        246        272        249
                                                               ---------  ---------  ---------
                                                               $  21,654  $  19,233  $  17,380
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows:

1999..............................................................  $  21,564
2000..............................................................     22,798
2001..............................................................     19,270
2002..............................................................     17,328
2003..............................................................     16,300
Later Years.......................................................     36,378
                                                                    ---------
                                                                    $ 133,638
                                                                    ---------
                                                                    ---------

                         ITT EDUCATIONAL SERVICES, INC.

    Operating leases related to two institutes that are still in the developmental phase at December 31, 1998 include special clauses that allow the Company to terminate the lease within one year of signing the lease if the new school is not accredited. If this were to occur, the Company would be liable, at the date of termination, for an agreed upon termination cost based on the lessor's tenant improvement costs. The future minimum rental payments schedule above includes such termination costs for the two institutes. If the institutes are accredited as expected, aggregate additional minimum rental payments of $3,010 will be required over the lease term.

    Rent expense and future minimum rental payments related to equipment leases are not material.

    CONTINGENT LIABILITIES. In December 1994, the Company entered into an agreement with an unaffiliated, private funding source to provide loans to students of certain technical institutes. The agreement requires the Company to guarantee repayment of the loans. Outstanding loans at December 31, 1998 aggregated $1,768. Additionally, the Company is required to maintain on deposit with the lender 15% of the aggregate principal balance of the outstanding loans. This interest bearing deposit is included in other assets in the balance sheet.

    The Company has a number of pending legal and other claims arising in the normal course of business. In September 1998, the Company agreed to settle eight legal proceedings (including ELDREDGE, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL.) involving 25 former students and the claims of 15 other former students that related primarily to the Company's marketing and recruitment practices and included allegations of misrepresentation, fraud and violations of certain federal and state statutes. As part of the settlement of these legal proceedings and claims, the Company is seeking court approval of a class settlement of the claims of (a) approximately 1,200 other persons who attended an associate degree program in hospitality at the ITT Technical Institute in Maitland, San Diego, Portland or Indianapolis and (b) approximately 19,000 other persons who attended any technology program at any ITT Technical Institute in California from January 1, 1990 through December 31, 1997. If the Company obtains court approval of the class settlements, the members of each class may still elect to opt out of the settlement and pursue any claims they may have against the Company. The Company recorded a $12.9 million provision for legal settlements in the year ended December 31, 1998 as a result of the settlement of these legal proceedings and claims.

    In the opinion of management, the ultimate outcome of the pending legal and other claims, excluding the settlement discussed above, should not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                                                                     SCHEDULE II

                         ITT EDUCATIONAL SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    FOR THREE YEARS ENDED DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                                               BALANCE AT
                                                                BEGINNING   CHARGED TO                BALANCE AT END
DESCRIPTION                                                     OF PERIOD    EXPENSES    WRITE-OFFS      OF PERIOD
-------------------------------------------------------------  -----------  -----------  -----------  ---------------
Allowance for Doubtful Accounts:
  Year Ended December 31, 1998...............................   $   1,393    $   4,326    $  (3,188)     $   2,531
  Year Ended December 31, 1997...............................   $   1,044    $   2,354    $  (2,005)     $   1,393
  Year Ended December 31, 1996...............................   $     963    $   1,738    $  (1,657)     $   1,044

FFEL Reserve (1):
  Year Ended December 31, 1998...............................   $     971    $       1    $  --          $     972
  Year Ended December 31, 1997...............................   $     955    $      16    $  --          $     971
  Year Ended December 31, 1996...............................   $     955    $  --        $  --          $     955

------------------------

(1) Represents Federal Family Education Loan/Perkins Loan programs.

                         ITT EDUCATIONAL SERVICES, INC.

                               QUARTERLY RESULTS
                               FOR 1998 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                --------------------------------------------
                                                 MARCH 31     JUNE 30   SEPT. 30    DEC. 31     YEAR
                                                -----------  ---------  ---------  ---------  ---------
1997
Revenues......................................   $  64,476   $  58,412  $  73,060  $  65,716  $ 261,664
Cost and expenses.............................   $  55,520   $  58,263  $  60,775  $  60,883  $ 235,441
Operating income..............................   $   8,956   $     149  $  12,285  $   4,833  $  26,223
Interest income, net..........................   $   1,380   $   1,193  $   1,478  $   1,514  $   5,565
Net income....................................   $   6,202   $     805  $   8,258  $   3,858  $  19,123
Earnings per share
  Basic & Diluted.............................   $    0.23   $    0.03  $    0.30  $    0.14  $    0.71

1998
Revenues......................................   $  72,287   $  65,077  $  81,700  $  72,311  $ 291,375
Cost and expenses.............................   $  61,317   $  66,740  $  79,622  $  65,060  $ 272,739
Operating income (1)..........................   $  10,970   $  (1,663) $   2,078  $   7,251  $  18,636
Interest income, net..........................   $   1,244   $   1,191  $   1,417  $   1,477  $   5,329
Net income (loss) (1).........................   $   7,328   $    (660) $   2,097  $   5,176  $  13,941
Earnings per share (1)
  Basic.......................................   $    0.27   $   (0.02) $    0.08  $    0.19  $    0.52
  Diluted.....................................   $    0.27   $   (0.02) $    0.08  $    0.19  $    0.51
Other operating data:
  Operating losses from new institutes before
    income taxes (2)
    1997......................................   $     964   $   1,035  $     592  $     574  $   3,165
    1998......................................   $   1,060   $   1,475  $   1,338  $   1,384  $   5,257

------------------------

(1) Includes one-time expenses of $14,730 ($9,216 after taxes) for legal settlements, offering expenses associated with the June 1998 Offering, and change in control and other one-time expenses related to Starwood, Inc.'s acquisition of ITT. Excluding these one-time expenses, operating income, net income and earnings per share for the year ended December 31, 1998 would have been $33,366, $23,157 and $0.85, respectively.

(2) Operating losses from new institutes before income taxes represents operating losses before income taxes, including amortization of deferred pre-operating costs, for institutes in the first 24 months after their first class start.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ITT EDUCATIONAL SERVICES, INC.

                                By:            /s/ RENE R. CHAMPAGNE
                                     -----------------------------------------
                                                 Rene R. Champagne
                                      CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                      OFFICER

Dated: February 19, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman, President, Chief
    /s/ RENE R. CHAMPAGNE         Executive Officer and
------------------------------    Director (Principal        February 19, 1999
      Rene R. Champagne           Executive Officer)

                                Senior Vice President and
      /s/ GENE A. BAUGH           Chief Financial Officer
------------------------------    (Principal Financial       February 19, 1999
        Gene A. Baugh             Officer and Principal
                                  Accounting Officer)

------------------------------  Director                          , 1999
       Rand V. Araskog

       /s/ JOHN E. DEAN
------------------------------  Director                     February 19, 1999
         John E. Dean

   /s/ JAMES D. FOWLER, JR.
------------------------------  Director                     February 19, 1999
     James D. Fowler, Jr.

     /s/ LESLIE LENKOWSKY
------------------------------  Director                     February 19, 1999
       Leslie Lenkowsky

        /s/ VIN WEBER
------------------------------  Director                     February 19, 1999
          Vin Weber

                               INDEX TO EXHIBITS

                                                                                                           PAGE NO.
  EXHIBIT                                                                                                   IN THIS
    NO.                                              DESCRIPTION                                            FILING
------------  -----------------------------------------------------------------------------------------  -------------
   3.1        (1) Restated Certificate of Incorporation, as Amended to Date............................

   3.2        (2) Restated By-laws, as Amended to Date.................................................

  10.1        (3) Registration Rights Agreement between ESI and ITT....................................

  10.2        (3) Tax Sharing Agreement between ESI and ITT............................................

  10.3        (3) Intercompany Agreement between ESI and ITT...........................................

  10.4        (3) Trade Name and Service Mark License Agreement between ESI and ITT....................

  10.5        (3) Employee Benefits and Administrative Services Agreement between ESI and ITT..........

  10.6        (3) Treasury Services and Credit Facilities Agreement between ESI and ITT................

  10.7        *(4) ITT Educational Services, Inc. 1994 Stock Option Plan...............................

  10.8        *(5) 1997 ITT Educational Services, Inc. Incentive Stock Plan............................

  10.9        (6) Employee Benefits Agreement between ESI and ITT......................................

  10.10       (6) Income Tax Sharing Agreement between ESI, ITT and Starwood Hotels & Resorts
              Worldwide, Inc...........................................................................

  10.11       (6) Trade Name and Service Mark License Agreement between ESI and ITT Sheraton
              Corporation..............................................................................

  10.12       (7) Amended and Restated Registration Rights Agreement between ESI and ITT...............

  10.13       (8) Stockholder Agreement between ESI and ITT............................................

  10.14       *(9) ESI 401(k) Plan.....................................................................

  10.15       *(6) ESI Excess Savings Plan.............................................................

  10.16       *(10) ESI Pension Plan...................................................................

  10.17       (11) Stock Repurchase Agreement between ESI and ITT......................................

  10.18       First Amendment to Trade Name and Service Mark License Agreement between ESI and ITT
              Sheraton Corporation.....................................................................

  11          Statement re Computation of Per Share Earnings...........................................

  23          Consent of PricewaterhouseCoopers LLP....................................................

  27          Financial Data Schedule..................................................................

------------------------

   * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

 (1) The copy of this exhibit filed as the same exhibit number to ESI's 1996 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

 (2) The copy of this exhibit filed as the same exhibit number to ESI's Registration Statement on Form S-8 (Registration No. 33-38883) is incorporated herein by reference.

 (3) The copy of this exhibit filed as the same exhibit number to ESI's 1994 Annual Report on Form 10-K is incorporated herein by reference.

 (4) The copy of this exhibit filed as the same exhibit number to ESI's Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.

 (5) The copy of this exhibit filed as the same exhibit number to ESI's 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

 (6) The copy of this exhibit filed as the same exhibit number to ESI's 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

 (7) The copy of this exhibit filed as Exhibit 99.2 to Starwood Hotels & Resorts Worldwide, Inc.'s and ITT's Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.

 (8) The copy of this exhibit filed as Exhibit 99.1 to Starwood Hotels & Resorts Worldwide, Inc.'s and ITT's Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.

 (9) The copy of this exhibit filed as Exhibit 4.3 to ESI's Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.

 (10) The copy of this exhibit filed as the same exhibit number to ESI's 1998 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

 (11) The copy of this exhibit filed as Exhibit 99.1 to ESI's current report on Form 8-K dated December 21, 1998 is incorporated herein by reference.