Form 10-Q
period 1999-03-31
ITT EDUCATIONAL SERVICES INC
filed 1999-05-03
CIK 922475

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ENDED MARCH 31, 1999

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

                                   25,482,152

Number of shares of Common Stock, $.01 par value, outstanding at April 28, 1999

                         ITT EDUCATIONAL SERVICES, INC.
                              Indianapolis, Indiana

           Quarterly Report to the Securities and Exchange Commission
                                 March 31, 1999

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Consolidated Statements of Income (unaudited) for the three months ended March 31, 1999 and 1998.................3

Consolidated Balance Sheets as of March 31, 1999 and 1998 (unaudited) and December 31, 1998......................4

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1999 and 1998.............5

Notes to Consolidated Financial Statements.......................................................................6

                               ITT EDUCATIONAL SERVICES, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                          (In thousands, except per share data)
                                      (unaudited)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                             ------------------
                                                                              1999         1998
                                                                              ----         ----
REVENUES
Tuition                                                                     $ 69,701     $ 62,587
Other educational                                                             10,271        9,700
                                                                            --------      -------
     Total revenues                                                           79,972       72,287
                                                                            --------      -------
COSTS AND EXPENSES
Cost of educational services                                                  46,468       41,438
Student services and administrative expenses                                  21,518       19,436
Offering, change in control and other one-time expenses                          900          443
                                                                            --------      -------
     Total costs and expenses                                                 68,886       61,317
                                                                            --------      -------

Operating income                                                              11,086       10,970

Interest income, net                                                             856        1,244
                                                                            --------      -------
Income before income taxes and cumulative effect of change in
     accounting principle                                                     11,942       12,214

Income taxes                                                                   4,600        4,886
                                                                            --------      -------

Income before cumulative effect of change in accounting principle              7,342        7,328

Cumulative effect of change in accounting principle for institute
     start-up costs, net of tax                                                 (823)        --
                                                                            --------      -------
Net income                                                                  $  6,519     $  7,328
                                                                            --------      -------
                                                                            --------      -------
Earnings per common share (basic and diluted):
     Income before cumulative effect of change in accounting principle         $0.28        $0.27
     Cumulative effect of change in accounting principle for
          institute start-up costs, net of tax                                 (0.03)        --
                                                                            --------      -------
     Net income                                                             $   0.25     $   0.27
                                                                            --------      -------
                                                                            --------      -------

The accompanying notes are an integral part of these financial statements.

                                         ITT EDUCATIONAL SERVICES, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        MARCH  31, 1999   DECEMBER 31, 1998    MARCH 31, 1998
                                                          (UNAUDITED)                            (UNAUDITED)
                                                        ---------------   -----------------    --------------
ASSETS
Current assets
     Cash and cash equivalents                              $  46,316           $  77,335          $  90,217
     Restricted cash                                              929               3,617              6,689
     Marketable debt securities                                19,734              38,316               --
     Accounts receivable, net                                  12,620              10,772             12,770
     Deferred income tax                                        4,653               5,969              1,843
     Prepaids and other current assets                          5,863               2,749              3,939
                                                            ---------           ---------          ---------
          Total current assets                                 90,115             138,758            115,458
Property and equipment, net                                    26,078              24,985             22,937
Direct marketing costs                                          8,008               7,915              7,054
Other assets                                                    2,871               3,913              3,338
                                                            ---------           ---------          ---------
     Total assets                                           $ 127,072           $ 175,571          $ 148,787
                                                            ---------           ---------          ---------
                                                            ---------           ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                       $  18,050           $  15,992          $  11,639
     Accrued compensation and benefits                          5,922               6,488              5,054
     Accrued legal settlements                                  7,427               7,604               --
     Other accrued liabilities                                  8,196               7,896             11,729
     Deferred tuition revenue                                  23,581              32,261             23,041
                                                            ---------           ---------          ---------
          Total current liabilities                            63,176              70,241             51,463
Other liabilities                                               3,366               3,474              2,181
                                                            ---------           ---------          ---------
     Total liabilities                                         66,542              73,715             53,644
                                                            ---------           ---------          ---------
Shareholders' equity
     Preferred stock, $.01 par value,
        5,000,000 shares authorized, none
        issued or outstanding                                    --                  --                 --
     Common stock, $.01 par value, 50,000,000
        shares authorized, 27,032,452, 27,011,202
        and 26,999,952 issued                                     270                 270                270
     Capital surplus                                           33,856              32,613             32,513
     Retained earnings                                         75,492              68,973             62,360
     Treasury stock, at cost; 1,500,000 shares                (49,088)               --                 --
                                                            ---------           ---------          ---------
        Total shareholders' equity                             60,530             101,856             95,143
                                                            ---------           ---------          ---------
        Total liabilities and shareholders' equity          $ 127,072           $ 175,571          $ 148,787
                                                            ---------           ---------          ---------
                                                            ---------           ---------          ---------

The accompanying notes are an integral part of these financial statements.

                                      ITT EDUCATIONAL SERVICES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                                  ---------------
                                                                                 1999        1998
                                                                                 ----        ----
Cash flows from operating activities:
    Net income                                                                 $  6,519    $  7,328
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             2,536       2,214
        Provision for doubtful accounts                                             889         674
        Deferred taxes                                                              532         232
        Increase/decrease in operating assets and liabilities:
           Marketable debt securities                                            18,582        --
           Accounts receivable                                                   (2,737)     (3,764)
           Direct marketing costs                                                   (93)       (172)
           Accounts payable and accrued liabilities                               2,951       3,298
           Prepaids and other assets                                             (2,072)     (1,519)
           Deferred tuition revenue                                              (8,680)     (7,809)
                                                                               --------    --------
Net cash provided by operating activities                                        18,427         482
                                                                               --------    --------

Cash flows provided by (used for) investing activities:
     Capital expenditures, net                                                   (3,629)     (2,265)
     Net decrease in cash invested with ITT Corporation                            --        94,800
                                                                               --------    --------
Net cash provided by (used for) investing activities                             (3,629)     92,535
                                                                               --------    --------

Cash flow provided by (used for) finance activities:
     Purchase of treasury stock                                                 (49,088)       --
     Exercise of stock options                                                      583        --
                                                                               --------    --------
Net cash flow provided by (used for) finance activities                         (48,505)       --
                                                                               --------    --------
Net increase (decrease) in cash, cash equivalents and restricted cash           (33,707)     93,017

Cash, cash equivalents and restricted cash at beginning of period                80,952       3,889
                                                                               --------    --------
Cash, cash equivalents and restricted cash at end of period                    $ 47,245    $ 96,906
                                                                               --------    --------
                                                                               --------    --------

The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1. ITT Educational Services, Inc. ("ESI") prepared the accompanying unaudited financial statements without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of ESI. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in ESI's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     The American Institute of Certified Public Accountants issued Statement of Position ("SOP) 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and requires the cost of start-up activities to be expensed as incurred. ESI adopted this standard effective January 1, 1999 and expensed $1,354 of institute costs, less $531 of deferred tax, as a cumulative effect of change in accounting principle in the three months ended March 31, 1999.

2. From ESI's initial public offering in 1994 until June 9, 1998, ITT Corporation ("ITT") owned 83.3% of the outstanding shares of ESI common stock.

     On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels") completed the acquisition of ITT (the "Merger") and ITT became a subsidiary of Starwood Hotels. As a result of the Merger, a change in control of ESI occurred under regulations of the U.S. Department of Education ("DOE") and each ITT Technical Institute campus group became ineligible to participate in federal student financial aid programs. Effective March 20, 1998, the eligibility of each ITT Technical Institute campus group to participate in federal student financial aid programs was reinstated by the DOE with certain conditions imposed by the DOE. ESI believes that it is in compliance with or satisfies these DOE conditions.

     On June 9, 1998, ITT sold 13,050,000 shares of ESI common stock held by ITT to the public (48.3% of the outstanding shares) (the "June 1998 Offering"). After the June 1998 Offering, ITT owned 35% of the outstanding shares of ESI common stock. The June 1998 Offering did not constitute a change in control of ESI under the DOE's regulations.

     On February 1, 1999, ITT sold 7,950,000 shares of ESI common stock held by ITT to the public (the "February 1999 Offering"). The February 1999 Offering did not constitute a change in control of ESI under the DOE's regulations. Simultaneous with the close of the February 1999 Offering, ESI repurchased 1,500,000 shares of ESI common stock from ITT at the February 1999 Offering price to the public, less underwriters' commissions and discounts, for an aggregate cost of $49,088 (the "February 1999 Stock Repurchase"). Following the February 1999 Offering and February 1999 Stock Repurchase, ITT no longer owned any shares of ESI common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998 for discussion of, among other matters, the following items:

          -    Cash receipts from financial aid programs
          -    Nature of capital additions
          -    Seasonality of revenues
          -    Components of income statement captions
          -    Cash invested with ITT
          -    Cash transferred from ITT
          -    Marketable debt securities and market risk
          -    Legal settlements
          -    Change in ownership and control of ESI
          -    Changes in federal regulations regarding:
               - Timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "Title IV Programs")
               -  Refunds
               - Percentage of applicable revenues that may be derived from Title IV Programs
          -    Default rates

      We earn tuition revenue on a weekly basis, pro rata over the length of each of the four 12-week academic quarters in our fiscal year. Due to the two-week vacations in June and December at most of our institutes, the first and third quarters include 13 weeks of revenue and the second and fourth quarters include 11 weeks of revenue. Our incurrence of costs, however, is generally not affected by the academic schedule and such costs do not fluctuate significantly on a quarterly basis. As a result, net income in the second and fourth quarters is significantly less than in the first and third quarters.

      In 1998, we began offering a new program in information technology, called Computer Network Systems Technology ("CNST"), at three ITT Technical Institutes. We began offering the CNST program at an additional 12 ITT Technical Institutes in the three months ended March 31, 1999. We intend to introduce this program at five additional ITT Technical Institutes in each of the three remaining 1999 calendar quarters. We incur a loss with respect to each CNST program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program offering, such as salaries, equipment depreciation, rent and marketing. We incurred estimated losses with respect to the CNST program of approximately $1.1 million in the three months ended March 31, 1999 (none in the three months ended March 31, 1998). The amount of capital required to offer the CNST program at an ITT Technical Institute is approximately $0.2 million.

RESULTS OF OPERATIONS

      Revenues increased $7.7 million, or 10.7% to $80.0 million in the three months ended March 31, 1999 from $72.3 million in the three months ended March 31, 1998. This increase was due primarily to a 5% increase in tuition rates in September 1998 and a 4.5% increase in the total student enrollment at January 1, 1999 compared to January 1, 1998. The number of students attending ITT Technical Institutes at January 1, 1999 was 25,608 compared to 24,498 at January 1, 1998.

      The total number of new students beginning classes in March 1999 was 5,095 compared to 4,730 in March 1998, an increase of 7.7%. The total student enrollment on March 31, 1999 was 24,588, compared to 23,603 on March 31, 1998, an increase of 4.2%.

      Cost of educational services increased $5.1 million, or 12.3%, to $46.5 million in the three months ended March 31, 1999 from $41.4 million in the three months ended March 31, 1998. The principal causes of this increase are:

     -    the costs required to service the increased enrollment;
     - normal inflationary cost increases for wages, rent and other costs of services;
     - increased costs at new institutes (one opened in March 1998, one in June 1998, one in October 1998 and two in January 1999); and
     - increased costs associated with offering the CNST program at 15 institutes during 1999.

      Cost of educational services as a percentage of revenues increased to 58.1% in the three months ended March 31, 1999 compared to 57.3% in the three months ended March 31, 1998, because of the costs associated with the CNST program offerings and the new institutes.

      Student services and administrative expenses increased $2.1 million, or 10.8%, to $21.5 million in the three months ended March 31, 1999 from $19.4 million in the three months ended March 31, 1998, primarily because of increased media advertising expenses (up 17%). Student services and administrative expenses were 26.9% of revenues in the three months ended March 31, 1999, the same percentage as in the three months ended March 31, 1998.

      We incurred net one-time expenses of $0.9 million in the three months ended March 31, 1999 associated with the costs of the February 1999 Offering (from which we did not receive any proceeds) and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT. One-time expenses of $0.4 million in the three months ended March 31, 1998 represent costs associated with our change in control resulting from the Merger.

      We incur operating losses when we open new institutes. We opened three new institutes in 1996, three in 1997, three in 1998 and two in the three months ended March 31, 1999. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) during the three months ended March 31, 1999 for institutes open less than 24 months were $1.7 million compared to $1.1 million during the three months ended March 31, 1998.

      Our operating income increased $0.1 million, or 0.9%, to $11.1 million in the three months ended March 31, 1999 from $11.0 million in the three months ended March 31, 1998 (a 5.0% increase before the offering, change in control and other one-time expenses). Our operating margin decreased to 13.9% of revenues in the three months ended March 31, 1999, down from 15.2% in the three months ended March 31, 1998, primarily because of:

     - the costs associated with the offering, change in control and other one-time expenses;
     -    the increase in operating losses from opening new institutes; and
     - the costs associated with offering the CNST program at 15 institutes in 1999.

      The following table sets forth our operating income (in millions) for the three months ended March 31, 1999 and 1998:

                                                                          Three Months
                                                                         Ended March 31,
                                                                      ---------------------
                                                                         1999         1998
                                                                      ---------    ---------
Operating income as reported..........................................   $11.1        $11.0
Offering, change in control and other one-time expenses...............     0.9          0.4
Operating losses from new institutes..................................     1.7          1.1
Estimated losses from CNST program....................................     1.1           --
                                                                      ---------    ---------
Operating income before one-time expenses and losses at new
    institutes and CNST program.......................................   $14.8        $12.5
                                                                      ---------    ---------
                                                                      ---------    ---------

Percent of revenue....................................................    18.5%        17.3%

      Interest income decreased $0.4 million in the three months ended March 31, 1999 from the three months ended March 31, 1998 primarily due to less cash and investments in 1999 as a result of our repurchase of 1.5 million shares of our common stock from ITT on February 1, 1999 for $49.1 million.

      Our combined effective federal and state income tax rate for the three months ended March 31, 1999 was 38.5% compared to 40% for the three months ended March 31, 1998. This decrease was a result of lower state income taxes.

      The following table sets forth the net income (in thousands, except per share data) for the three months ended March 31, 1999 and 1998:

                                                                           Three Months
                                                                          Ended March 31,
                                                                      ------------------------
                                                                          1999          1998
                                                                          ----          ----
Net income as reported................................................   $6,519        $7,328
Cumulative effect of change in accounting principle for
     institute start-up costs, net of tax.............................      823            --
Offering, change in control and other one time expenses (after tax)...      554           266
                                                                         ------        ------
Net income before one-time expenses...................................    7,896         7,594

Operating losses from new institutes (after tax)......................    1,034           636
Estimated losses from CNST program offerings (after tax)..............      690            --
                                                                         ------        ------
Adjusted net income before one-time expenses and losses at new
     institutes and CNST program......................................   $9,620        $8,230
                                                                         ------        ------
                                                                         ------        ------

Diluted average number of outstanding common shares...................   26,297        27,144
Adjusted diluted earnings per share...................................    $0.37         $0.30

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

      Our net cash used for operating activities, excluding the $18.6 million decrease in marketable debt securities, was $0.2 million in the three months ended March 31, 1999 compared to $0.5 million of net cash provided by operating activities in the three months ended March 31, 1998. This $0.7 million decrease was due primarily to the decrease in net income caused by the $0.8 million cumulative effect of the change in accounting principle as discussed above.

      Our capital expenditures were $3.6 million in the three months ended March 31, 1999 compared to $2.3 million in the three months ended March 31, 1998. This increase was due primarily to increased capital expenditures in 1999 for offering of the CNST program at 12 additional ITT Technical Institutes. We expect that our capital expenditures for the full 1999 year will be approximately $17.0 million, which will represent a $5.6 million increase over 1998 that is primarily due to our plans to offer the CNST program at a minimum of 27 additional ITT Technical Institutes in all of 1999.

      Capital expenditures for a new institute are approximately $0.4 million and capital expenditures for each new curriculum offered at an existing institute are approximately $0.3 million ($0.2 million for the CNST program). We expect to be able to fund our planned capital expenditures in 1999 from cash flows from operations.

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

     OUR STATE OF READINESS. We have begun to implement a plan to ensure that the IT Systems and material Non-IT Systems that we control are Y2K compliant before January 1, 2000. In the first phase of the plan, which has been completed, we assessed the potential exposure of our IT Systems and material Non-IT Systems to Y2K problems. In the second phase, which we have also completed, we designed a procedure to remediate our exposure to Y2K problems in the IT Systems and material Non-IT Systems that we control. We are currently in the third phase, which involves the actual remediation of the IT Systems and material Non-IT Systems that we control. After we complete the third phase, we will begin the fourth and final phase of testing the remediation to the IT Systems and material Non-IT Systems that we control to ensure Y2K compliance. We plan to complete the testing phase by June 30, 1999.

      We believe that we have identified all IT Systems and material Non-IT Systems that we control that may require Y2K remediation. We have 12 people (both employees and outside consultants) dedicated to completing enhancements to our IT Systems, which include our accounting, human resources, financial services, admissions, education, recruitment and career services systems. We have been enhancing our IT Systems on a continuous basis since 1996 and we did not accelerate these enhancements due to any Y2K problems. These enhancements will also address the Y2K problems with our IT Systems. We plan to complete these enhancements by June 30, 1999.

      We have dedicated two employees to either remediate or cause the remediation of material Non-IT Systems that we control and that we have identified as possessing a Y2K problem. We plan to complete the remediation of these Non-IT Systems by June 30, 1999. We acquired many of these Non-IT Systems during the past few years and we believe that a substantial number of these newer systems do not possess a Y2K problem. In addition, the vendors of many of these Non-IT Systems have warranted them to be Y2K compliant. We have contacted the third parties who control our other material Non-IT Systems (including, without limitation, our communication systems, security systems, electrical systems and HVAC systems) to assess whether any of these systems possess a Y2K problem that could adversely affect our operations if a malfunction occurred. We have also implemented procedures to help ensure that any new Non-IT Systems that we acquire or utilize are Y2K compliant.

      We have identified and begun to contact the third parties whose lack of Y2K compliance may pose problems for us, such as the DOE, the state education authorities that regulate our institutes ("SEAs"), the accrediting commissions that accredit our institutes ("Accrediting Commissions"), student loan guaranty agencies, student loan lenders, computer software and hardware suppliers and book vendors. In the DOE's March 8, 1999 status report on the Y2K compliance of its mission-critical IT Systems, the DOE stated that all of its 14 mission-critical IT Systems are Y2K compliant.

      THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES. We have expended approximately $125,000 in direct costs through March 31, 1999 to identify and remediate our Y2K problems. This amount does not include:

     -    the salaries of our employees involved in the remediation process;
     - the cost of the enhancements to our IT Systems, because we did not accelerate the enhancements due to Y2K problems; and
     - the cost of replacing any Non-IT Systems or acquiring any new Non-IT Systems in the normal course of our operations and not because of any Y2K problems.

      Based on our current assessment of our Y2K problems, we estimate that our remediation efforts in total will cost between $150,000 and $200,000 for the IT Systems and material Non-IT Systems that we control to become Y2K compliant, representing up to 10% of our IT budget. Approximately 75% of this amount will be used, if necessary, to replace computer hardware and software and other Non-IT Systems equipment owned by us at our institutes. This amount does not include any costs associated with remediating any Y2K problems suffered by any third parties' IT Systems and Non-IT Systems that may affect our operations. Our operations will fund our Y2K remediation efforts.

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

      In 1998, we derived approximately 69% of our revenues from Title IV Programs administered by the DOE. In addition, a number of our institutes participate in various state student financial aid programs administered by SEAs that, in the aggregate, generate a material portion of our revenues. In 1998, one lender provided approximately 65% of all Title IV Program loans under the Federal Family Education Loan ("FFEL") program that were received by our students, and one student loan guaranty agency guaranteed approximately 94% of all FFEL program loans that were received by our students. As a result, we must depend on the ability of the DOE, the SEAs and our primary student loan lender and guaranty agency to resolve their Y2K problems. If any of these parties were to experience a Y2K problem that significantly delays our receipt of federal or state student financial aid in payment of students' education costs, it could have a material adverse effect on our financial condition, results of operations and cash flows. Similarly, an interruption in our institutes' operations could occur if, due to a Y2K problem:

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

      CONTINGENCY PLAN. We have developed a contingency plan for the IT Systems and material Non-IT Systems that we control. We have dedicated two employees to remediate an IT System that will become obsolete after we finish the enhancements to our IT Systems. We plan to complete the remediation of this IT System by June 30, 1999. If the enhancements to our IT Systems are not finished before January 1, 2000, we hope to avoid any disruption to our business by using this other IT System. Our contingency plan with respect to the material Non-IT Systems that we control includes, among other things, investigating the availability and replacement cost of such Non-IT Systems that have Y2K problems, isolating such systems that are not Y2K compliant so that they do not affect other systems, and adjusting the clocks on such Non-IT Systems that are not date sensitive. We believe that we could substitute other student loan lenders and guaranty agencies for our primary lender and guaranty agency if either of these parties experienced a Y2K problem that could significantly delay our receipt of federal or state student financial aid in payment of students' education costs of attending our institutes. Our current financial resources would also help us weather any such delay. Otherwise, we have no contingency plan, and do not intend to create a contingency plan, for the IT Systems and Non-IT Systems that are not controlled by us, including the third party IT Systems of the DOE, the SEAs and the Accrediting Commissions on which we rely.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; the consummation of the proposed settlements of student litigation related to our technology programs in California and our hospitality programs; effects of any change in ownership of ESI resulting in a change in control of ESI, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies, including our new information technology programs; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.

                                     PART II

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 4.   LEGAL PROCEEDINGS.

      We are subject to litigation in the ordinary course of our business. Among the legal actions currently pending and recently concluded is the following case. We have agreed to settle all of the plaintiffs' claims in this case. The settlement is a class settlement which has been subject to court approval and to the right of the class members to opt out of the settlement.

      COLLINS, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. 98 cv 0659 BTM) (the "Collins Case") was filed on April 6, 1998, in the U.S. District Court for the Southern District of California in San Diego, California by nine former students who attended the hospitality program at either our Maitland or San Diego institutes. The suit alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act, the California Education Code (including the Maxine Waters School Reform and Student Protection Act of 1989), the California Business and Professions Code, the California Consumer Legal Remedies Act, the Florida Deceptive and Unfair Trade Practices Act, the Florida Civil Remedies for Criminal Practices Act and Florida statutes prohibiting misleading advertising, common law fraud and/or concealment and civil conspiracy by us and ITT. The plaintiffs claimed that the defendants (1) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the program, (2) failed to provide students with all required information and disclosures and (3) misrepresented students' prospects for employment upon graduation, the employment of the program's graduates and the students' externship portion of the program. The plaintiffs sought various forms of recovery on behalf of the plaintiffs and all other persons similarly situated who attended the program at our Indianapolis, Maitland, Portland or San Diego institutes at any time from January 1, 1990 through December 31, 1996, including (1) an unspecified amount for compensatory damages, exemplary damages, rescission and the return of all tuition and fees paid to us by or on behalf of students who attended the program, the disgorgement of ill-gotten gains, restitution, attorney's fees and costs, (2) state statutory penalties of two and three times actual damages, (3) a federal statutory penalty of $45 million and (4) injunctive relief.

      In September 1998, we agreed to seek a class settlement of the claims of the nine plaintiffs in this legal proceeding and of the approximately 1,200 other persons who attended an associate degree program in hospitality at our institutes in Maitland, San Diego, Portland or Indianapolis (the only institutes where the hospitality program was offered). The class settlement, which was subject to court approval, involves our payment of cash to the class members and the plaintiffs' reasonable attorneys' fees and expenses. If more than 1% of the class members had opted out of the class settlement, we could have, in our sole discretion, terminated the class settlement. In December 1998, the court granted preliminary approval of the class settlement. On April 28, 1999, the court granted final approval of the class settlement and dismissed the Collins case with prejudice. None of the class members opted out of the class settlement.

      We cannot assure you of the ultimate outcome of any litigation involving us. We do not believe any pending legal proceeding will result in a judgment or settlement that will have, after taking into account our existing insurance and provisions for such liabilities, a material adverse effect on our financial condition, results of operations or cash flows, unless (1) we fail to obtain court approval of the class settlement in ROBB, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET. AL (Civil Action No. 00707460) and a significant amount of litigation against us results from such failure or (2) a significant number of class members opt out of this class settlement and pursue litigation against us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

      A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

      On January 7, 1999, we filed a Current Report on Form 8-K dated January 7, 1999 to report, under Item 5 of Form 8-K, a press release issued by us reporting student enrollment data and certain expansion plans.

      On January 11, 1999, we filed a Current Report on Form 8-K dated January 11, 1999 to report, under Item 5 of Form 8-K, a press release issued by us reporting our financial results for the year ended December 31, 1998.

    On February 3, 1999, we filed a Current Report on Form 8-K dated February 1, 1999 to report, under Item 2 of Form 8-K: (a) our repurchase of 1,500,000 shares of our common stock on February 1, 1999 from ITT for an aggregate purchase price of $49,087,500; and (b) the resignation of four of the ten members of our Board of Directors.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ITT EDUCATIONAL SERVICES, INC.

Date: May 3, 1999

                           By: /s/ Gene A. Baugh
                               -------------------------
                                   GENE A. BAUGH
                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)

                                INDEX TO EXHIBITS


    Exhibit
       No.                        Description
    -------          ----------------------------------------------
     11              Statement re Computation of Per Share Earnings...............

     27              Financial Data Schedule......................................