Form 10-Q
period 1999-06-30
ITT EDUCATIONAL SERVICES INC
filed 1999-08-06
CIK 922475

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1999
                                        OR

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

                  Yes    /X/                     No    / /

                                 24,932,952

 Number of shares of Common Stock, $.01 par value, outstanding at August 4, 1999

                        ITT EDUCATIONAL SERVICES, INC.
                            Indianapolis, Indiana

         Quarterly Report to Securities and Exchange Commission
                                June 30, 1999

                                   PART I

ITEM 1. FINANCIAL STATEMENTS.



                                    INDEX


                                                                                                         Page
                                                                                                         ----
Consolidated Statements of Income (Loss) (unaudited) for the six months ended June 30, 1999 and 1998 and the three months ended June 30, 1999 and 1998 ..................................................... 3

Consolidated Balance Sheets as of June 30, 1999 and 1998 (unaudited) and December 31, 1998 ............... 4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1999 and 1998 and the three months ended June 30, 1999 and 1998...................................................... 5

Notes to Consolidated Financial Statements................................................................ 6


                          ITT EDUCATIONAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        (In thousands, except per share data)
                                    (unaudited)

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                    ------------------         ---------------------
                                                      1999       1998            1999        1998
                                                      ----       ----            ----        ----
REVENUES
Tuition                                              $59,605   $54,273         $129,306     $116,860
Other educational                                     11,033    10,804           21,304       20,504
                                                     -------   -------         --------     --------
     Total revenues                                   70,638    65,077          150,610      137,364
                                                     -------   -------         --------     --------

COSTS AND EXPENSES
Cost of educational services                          46,995    44,970           93,463       86,408
Student services and administrative expenses          22,053    20,341           43,571       39,777
Offering, change in control and other one-time
  expenses                                              --       1,429              900        1,872
                                                     -------   -------         --------     --------
     Total costs and expenses                         69,048    66,740          137,934      128,057
                                                     -------   -------         --------     --------
Operating income (loss)                                1,590    (1,663)          12,676        9,307

Interest income, net                                     436     1,191            1,292        2,435
                                                     -------   -------         --------     --------
Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle                              2,026      (472)          13,968       11,742

Income taxes                                             775       188            5,375        5,074
                                                     -------   -------         --------     --------


Income (loss) before cumulative effect of change
     in accounting principle                           1,251      (660)           8,593        6,668

Cumulative effect of change in accounting
     principle for institute start-up costs, net
     of tax                                             --       --                (823)        --
                                                     -------   -------         --------     --------

Net income (loss)                                    $ 1,251   $  (660)        $  7,770     $  6,668
                                                     -------   -------         --------     --------
                                                     -------   -------         --------     --------



Earnings (loss) per common share (basic and
  diluted):
     Income (loss) before cumulative effect of
          change in accounting principle             $  0.05   $ (0.02)         $  0.33     $   0.25
     Cumulative effect of change in accounting
          principle for institute start-up
          costs, net of tax                             --        --              (0.03)        --
                                                     -------   -------         --------     --------
     Net income (loss)                               $  0.05    $(0.02)         $  0.30     $   0.25
                                                     -------   -------         --------     --------
                                                     -------   -------         --------     --------


The accompanying notes are an integral part of these financial statements.

                          ITT EDUCATIONAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share data)



                                                      June 30, 1999     December 31, 1998     June 30, 1998
                                                       (Unaudited)                             (Unaudited)
                                                      -------------     -----------------     -------------
ASSETS
Current assets
     Cash and cash equivalents                          $ 31,847               $ 77,335       $   95,875
     Restricted cash                                         969                  3,617            1,059
     Marketable debt securities                           19,792                 38,316             --
     Accounts receivable, net                             12,049                 10,772           13,318
     Deferred and prepaid income tax                       9,643                  5,969            1,811
     Prepaids and other current assets                     6,744                  2,749            4,011
                                                        --------               --------         --------
          Total current assets                            81,044                138,758          116,074
Property and equipment, net                               26,713                 24,985           24,128
Direct marketing costs                                     8,382                  7,915            7,480
Other assets                                               3,288                  3,913            3,120
                                                        --------               --------         --------
          Total assets                                  $119,427               $175,571         $150,802
                                                        --------               --------         --------
                                                        --------               --------         --------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                   $ 27,590               $ 15,992         $ 22,459
     Accrued compensation and benefits                     6,834                  6,488            4,585
     Accrued legal settlements                              --                    7,604              --
     Other accrued liabilities                             6,538                  7,896            5,881
     Deferred tuition revenue                             22,578                 32,261           21,203
                                                        --------               --------         --------
          Total current liabilities                       63,540                 70,241           54,128
Other liabilities                                          3,509                  3,474            2,191
                                                        --------               --------         --------
     Total liabilities                                    67,049                 73,715           56,319
                                                        --------               --------         --------
Shareholders' equity
     Preferred stock, $.01 par value,
        5,000,000 shares authorized, none
        issued or outstanding                               --                     --               --
    Common stock, $.01 par value, 150,000,000
         shares authorized, 27,034,452, 27,011,202
         and 26,999,952 issued                               270                    270              270
    Capital surplus                                       33,912                 32,613           32,513
    Retained earnings                                     76,743                 68,973           61,700
    Treasury stock, 1,893,300 shares                     (58,547)                  --               --
                                                        --------               --------         --------
        Total shareholders' equity                        52,378                101,856           94,483
                                                        --------               --------         --------
        Total liabilities and shareholders' equity      $119,427               $175,571         $150,802
                                                        --------               --------         --------
                                                        --------               --------         --------



The accompanying notes are an integral part of these financial statements.

                            ITT EDUCATIONAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (unaudited)

                                                                   Three Months             Six Months
                                                                  Ended June 30,          Ended June 30,
                                                                 ------------------     ------------------
                                                                   1999        1998        1999        1998
                                                                   ----        ----        ----        ----
Cash flows from operating activities:
    Net income (loss)                                            $ 1,251      $ (660)   $  7,770     $ 6,668
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                           2,756       2,347       5,292       4,561
           Provision for doubtful accounts                         1,076         785       1,965       1,459
           Deferred taxes                                          2,720          39       3,252         271
           Increase/decrease in operating assets and liabilities:
                 Marketable debt securities                          (58)         --      18,524           --
                 Accounts receivable                                (505)     (1,333)     (3,242)     (5,097)
                 Direct marketing costs                             (374)       (426)       (467)       (598)
                 Accounts payable and accrued liabilities         (6,200)      4,506      (3,248)      7,804
                 Prepaids and other assets                        (1,298)        146      (3,370)     (1,373)
                 Deferred tuition revenue                         (1,003)     (1,838)     (9,683)     (9,647)
                                                              -----------  ----------  ---------- -----------
Net cash provided by (used for) operating activities              (1,635)      3,566      16,793       4,048
                                                              -----------  ----------  ---------- -----------
Cash flows provided by (used for) investing activities:
     Capital expenditures, net                                    (3,391)     (3,538)     (7,021)     (5,803)
     Net decrease in cash invested with ITT Corporation             --           --          --       94,800
                                                              -----------  ----------  ---------- -----------
Net cash provided by (used for) investing activities              (3,391)     (3,538)     (7,021)     88,997
                                                              -----------  ----------  ---------- -----------

Cash flows provided by (used for) finance activities:
     Purchase of treasury stock                                   (9,459)        --      (58,547)       --
     Exercise of stock options                                        56         --          639        --
                                                              -----------  ----------  ---------- -----------
Net cash provided by (used for) finance activities                (9,403)        --      (57,908)       --
                                                              -----------  ----------  ---------- -----------

Net increase (decrease) in cash, cash
     equivalents and restricted cash                             (14,429)         28     (48,136)     93,045

Cash, cash equivalents and restricted cash at
     beginning of period                                          47,245      96,906      80,952       3,889
                                                              -----------  ----------  ---------- -----------
Cash, cash equivalents and restricted cash at
     end of period                                              $ 32,816    $ 96,934     $32,816     $96,934
                                                              -----------  ----------  ---------- -----------
                                                              -----------  ----------  ---------- -----------


The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
             (Dollar amounts in thousands, unless otherwise stated)

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

     The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and requires the cost of start-up activities to be expensed as incurred. ESI adopted this standard effective January 1, 1999 and expensed $1,354 of institute costs, less $531 of deferred tax, as a cumulative effect of change in accounting principle in the three months ended March 31, 1999.

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

     On June 9, 1998, ITT sold 13,050,000 shares of ESI's common stock held by ITT to the public (48.3% of the outstanding shares) (the "June 1998 Offering"). After the June 1998 Offering, ITT owned 35% of the outstanding shares of ESI common stock. The June 1998 Offering did not constitute a change in control of ESI under the DOE's regulations.

     On February 1, 1999, ITT sold 7,950,000 shares of ESI common stock held by ITT to the public (the "February 1999 Offering"). The February 1999 Offering did not constitute a change in control of ESI under the DOE's regulations. Simultaneous with the close of the February 1999 Offering, ESI repurchased 1,500,000 shares of ESI common stock from ITT at the February 1999 Offering price to the public, less underwriters' commissions and discounts, for an aggregate cost of $49,088 (the "February 1999 Stock Repurchase"). Following the February 1999 Offering and February 1999 Stock Repurchase, ITT no longer owned any shares of ESI's common stock.

3. On April 21, 1999, ESI's Board of Directors authorized ESI to repurchase up to 2,000,000 outstanding shares of ESI common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 1999, ESI repurchased 393,300 shares of ESI common stock at an average cost of $24.05 per share or $9.5 million. ESI is currently holding all of the repurchased shares of ESI common stock as treasury shares. ESI may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998 for discussion of, among other matters, the following items:

         -    Cash receipts from financial aid programs
         -    Nature of capital additions
         -    Seasonality of revenues
         -    Components of income statement captions
         -    Cash invested with ITT
         -    Cash transferred from ITT
         -    Legal settlements
         -    Marketable debt securities and market risk
         -    Change in ownership and control of ESI
         -    Changes in federal regulations regarding:
              - Timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "Title IV Programs")
              -  Refunds
              - Percentage of applicable revenues that may be derived from Title IV Programs
         -    Default rates

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

         In 1998, we began offering a new program in information technology, called Computer Network Systems Technology ("CNST"), at three ITT Technical Institutes. We began offering the CNST program at an additional 12 ITT Technical Institutes in the three months ended March 31, 1999 and at an additional six ITT Technical Institutes in the three months ended June 30, 1999. We intend to begin offering this program at six additional ITT Technical Institutes in the third quarter of 1999, at seven additional ITT Technical Institutes in the fourth quarter of 1999, and at 33 additional schools in 2000. We incur a loss with respect to each CNST program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program offering, such as salaries, equipment depreciation, rent and marketing. We incurred estimated losses with respect to the CNST program of approximately $1.3 million in the three months ended June 30, 1999 and $2.4 million in the six months ended June 30, 1999, compared to none in the three or six months ended June 30, 1998. We have been developing four separate information technology programs, each with a different area of concentration: computer networking, computer programming, web administration and multimedia. To date, the rollout of our information technology curricula has primarily focused on the CNST program. One ITT Technical Institute began offering the computer programming curriculum in the June 1999 term. We intend to begin offering the computer programming curriculum at other ITT Technical Institutes prior to the end of 1999 and intend to begin offering the remaining two information technology programs starting in 2000. The expenses associated with our accelerated rollout of the information technology programs will temporarily depress our earnings in the second half of 1999 and the first half of 2000. The amount of capital required to offer the CNST program at an ITT Technical Institute is approximately $0.2 million.

RESULTS OF OPERATIONS

         Revenues increased $5.5 million, or 8.4%, to $70.6 million in the three months ended June 30, 1999 from $65.1 million in the three months ended June 30, 1998. Revenues increased $13.2 million, or 9.6%, to $150.6 million in the six months ended June 30, 1999 from $137.4 million in the six months ended June 30, 1998. These increases were due primarily to a 5% increase in tuition rates in September 1998 and a 4.5% increase in the total student enrollment at January 1, 1999 compared to January 1, 1998. The number of students attending ITT Technical Institutes at January 1, 1999 was 25,608 compared to 24,498 at January 1, 1998.

         The total number of new students beginning classes in June 1999 was 7,272, compared to 6,951 in June 1998, an increase of 4.6%. The total student enrollment on June 30, 1999 was 25,858, compared to 24,909 on June 30, 1998, an increase of 3.8%.

         Cost of educational services increased $2.0 million, or 4.4%, to $47.0 million in the three months ended June 30, 1999 from $45.0 million in the three months ended June 30, 1998. Cost of educational services increased $7.1 million, or 8.2%, to $93.5 million in the six months ended June 30, 1999 from $86.4 million in the six months ended June 30, 1998. The principal causes of these increases include:

         -   the costs required to service the increased enrollment;
         - normal inflationary cost increases for wages, rent and other costs of services;
         - increased costs at new institutes (one opened in March 1998, one in June 1998, one in October 1998, two in January 1999 and one in April 1999); and
         - increased costs associated with offering the CNST program at 21 institutes.

         Cost of educational services included $1.2 million of legal expenses in the three and six months ended June 30, 1998 (none in 1999). Cost of educational services as a percentage of revenues decreased to 66.5% in the three months ended June 30, 1999 compared to 69.1% in the three months ended June 30, 1998, and decreased to 62.1% in the six months ended June 30, 1999 compared to 62.9% in the six months ended June 30, 1998. The principal causes of these decreases include the absence of a legal provision in 1999 and a reduction of book costs, which resulted from lower bookstore sales in 1999.

         Student services and administrative expenses increased $1.8 million, or 8.9%, to $22.1 million in the three months ended June 30, 1999 from $20.3 million in the three months ended June 30, 1998. Student services and administrative expenses increased $3.8 million, or 9.5%, to $43.6 million in the six months ended June 30, 1999 from $39.8 million in the six months ended June 30, 1998. These increases were primarily due to increased media advertising expenses (up 9% in the three months ended June 30, 1999 and 13% in the six months ended June 30, 1999). Student services and administrative expenses were 31.2% of revenues in the three months ended June 30, 1999 and 28.9% of revenues in the six months ended June 30, 1999, which were approximately the same percentages as in the three and six months ended June 30, 1998.

         We incurred net one-time expenses of $0.9 million in the six months ended June 30, 1999 (none in the three months ended June 30, 1999) associated with the costs of the February 1999 Offering (from which we did not receive any proceeds) and special bonus payments to employees for extraordinary services since 1997, net of amounts reimbursed by ITT. We incurred one-time expenses of $1.4 million in the three months ended June 30, 1998 and $1.9 million in the six months ended June 30, 1998 associated primarily with our June 1998 Offering and change in control resulting from the Merger.

         We incur operating losses when we open new institutes. We opened three new institutes in 1996, three in 1997, three in 1998 and three in the six months ended June 30, 1999. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) for institutes open less than 24 months were$1.6 million during the three months ended June 30, 1999 and $3.3 million during the six months ended June 30, 1999, compared to $1.5 million during the three months ended June 30, 1998 and $2.5 million during the six months ended June 30, 1998.

         Our operating income increased $3.3 million to $1.6 million in the three months ended June 30, 1999 from an operating loss of $1.7 in the three months ended June 30, 1998. Our operating income increased $3.4 million to $12.7 million in the six months ended June 30, 1999 from $9.3 million in the six months ended June 30, 1998.

         The following table sets forth our operating income (in millions) for the three and six months ended June 30, 1999 and 1998:

                                                                           Three Months             Six Months
                                                                          Ended June 30,          Ended June 30,
                                                                      ----------------------- ------------------------
                                                                        1999          1998         1999         1998
                                                                        ----          ----         ----         ----
Operating income (loss) as reported.................................    $1.6         $(1.7)       $12.7        $ 9.3
Offering, change in control and other one-time expenses.............      --           1.4          0.9          1.9
Operating losses from new institutes................................     1.6           1.5          3.3          2.5
Estimated losses from CNST program..................................     1.3            --          2.4           --
Legal provision.....................................................      --           1.2           --          1.2
                                                                      -------      --------    ---------     --------
Adjusted operating income before one-time expenses, losses from
    new institutes and CNST program and legal provision.............    $4.5          $2.4        $19.3        $14.9
                                                                      -------      --------    ---------     --------
                                                                      -------      --------    ---------     --------
Percent of revenue..................................................     6.4%          3.7%        12.8%        10.8%

         Interest income decreased $0.8 million in the three months ended June 30, 1999 from the three months ended June 30, 1998 and $1.1 million in the six months ended June 30, 1999 from the six months ended June 30, 1998 primarily due to less cash and investments in 1999 as a result of our repurchase of 1.5 million shares of our common stock from ITT on February 1, 1999 for $49.1 million and our repurchase of an additional 393,300 shares for $9.5 million in the three months ended June 30, 1999.

         Our combined effective federal and state income tax rate for the three and six months ended June 30, 1999 was 38.5% compared to 40% for the three and six months ended June 30, 1998 (before non-deductible offering expenses). This decrease was a result of lower state income taxes.

         The following table sets forth the net income (in thousands, except per share data) for the three and six months ended June 30, 1999 and 1998:

                                                                              Three Months                   Six Months
                                                                             Ended June 30,                Ended June 30,
                                                                        -------------------------     -------------------------
                                                                             1999          1998           1999           1998
                                                                             ----          ----           ----           ----
Net income (loss) as reported.........................................      $1,251         $(660)         $7,770        $6,668
Cumulative effect of change in accounting principle for
    institute start-up costs,  net of tax.............................          --            --             823            --
Offering, change in control and other one time expenses (after tax)             --         1,235             554         1,501
                                                                        -----------    ----------     -----------    ----------
Net income before one-time expenses...................................       1,251           575           9,147         8,169

Operating losses from new institutes (after tax)......................       1,007           885           2,041         1,521
Estimated losses from new CNST program offerings (after tax)..........         801            --           1,491            --

Legal provision (after tax) ..........................................          --           720              --           720
                                                                        -----------    ----------     -----------    ----------

Adjusted net income before one-time expenses, losses from new
institutes and CNST program and legal provision.......................      $3,059        $2,180         $12,679       $10,410
                                                                        -----------    ----------     -----------    ----------
                                                                        -----------    ----------     -----------    ----------
Diluted average number of outstanding common shares...................      25,430        27,183          25,863        27,163
Diluted earnings per share............................................       $0.12         $0.08           $0.49         $0.38

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

         Our net cash used for operating activities, excluding the $18.5 million decrease in marketable debt securities, was $1.7 million in the six months ended June 30, 1999 compared to $4.0 million of net cash provided by operating activities in the six months ended June 30, 1998. This $5.7 million decrease was due primarily to our June 1999 payment of the legal settlement amount in the student litigation related to our hospitality program that was previously reported.

         Our capital expenditures were $3.4 million in the three months ended June 30, 1999 compared to $3.5 million in the three months ended June 30, 1998. Our capital expenditures were $7.0 million in the six months ended June 30, 1999 compared to $5.8 million in the six months ended June 30, 1998. These increases were due primarily to increased capital expenditures in 1999 for offering of the CNST program at 18 additional ITT Technical Institutes. We expect that our capital expenditures for the full 1999 year will be approximately $17.0 million, which will represent a $5.6 million increase over 1998 that is primarily due to our plans to offer the CNST program at a minimum of 31 additional ITT Technical Institutes in all of 1999.

         Capital expenditures for a new institute are approximately $0.4 million and capital expenditures for each new curriculum offered at an existing institute are approximately $0.3 million ($0.2 million for the CNST program). We expect to be able to fund our planned capital expenditures in 1999 from cash flows from operations.

         On April 21, 1999, our Board of Directors authorized ESI to repurchase up to 2,000,000 outstanding shares of ESI common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 1999, we repurchased 393,300 shares of ESI common stock at an average cost of $24.05 per share or $9.5 million. We are currently holding all of the repurchased shares of ESI common stock as treasury shares. We may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

         Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Programs funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

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

         OUR STATE OF READINESS. We have implemented a plan to ensure that the IT Systems and material Non-IT Systems that we control are Y2K compliant before January 1, 2000. In the first phase of the plan, which has been completed, we assessed the potential exposure of our IT Systems and material Non-IT Systems to Y2K problems.

In the second phase, which has also been completed, we designed a procedure to remediate our exposure to Y2K problems in the IT Systems and material Non-IT Systems that we control. We are currently in the third phase, which involves the actual remediation of the IT Systems and material Non-IT Systems that we control. After we complete the third phase, we will begin the fourth and final phase of testing the remediation to the IT Systems and material Non-IT Systems that we control to ensure Y2K compliance. We plan to complete the testing phase by September 30, 1999.

         We believe that we have identified all IT Systems and material Non-IT Systems that we control that may require Y2K remediation. We have 12 people (both employees and outside consultants) dedicated to completing enhancements to our IT Systems, which include our accounting, human resources, financial services, admissions, education, recruitment and career services systems. We have been enhancing our IT Systems on a continuous basis since 1996 and we did not accelerate these enhancements due to any Y2K problems. These enhancements will also address the Y2K problems with our IT Systems. We plan to complete these enhancements by September 30, 1999.

         We have dedicated two employees to either remediate or cause the remediation of material Non-IT Systems that we control and that we have identified as possessing a Y2K problem. We plan to complete the remediation of these Non-IT Systems by September 30, 1999. We acquired many of these Non-IT Systems during the past few years and we believe that a substantial number of these newer systems do not possess a Y2K problem. In addition, the vendors of many of these Non-IT Systems have warranted them to be Y2K compliant. We have contacted the third parties who control our other material Non-IT Systems (including, without limitation, our communication systems, security systems, electrical systems and HVAC systems) to assess whether any of these systems possess a Y2K problem that could adversely affect our operations if a malfunction occurred. We have also implemented procedures to help ensure that any new Non-IT Systems that we acquire or utilize are Y2K compliant.

         We have identified and contacted the third parties whose lack of Y2K compliance may pose problems for us, such as the U.S. Department of Education ("DOE"), the state education authorities that regulate our institutes ("SEAs"), the accrediting commission that accredits our institutes ("Accrediting Commission"), student loan guaranty agencies, student loan lenders, computer software and hardware suppliers and book vendors. In the DOE's March 8, 1999 status report on the Y2K compliance of its mission-critical IT Systems, the DOE stated that all of its 14 mission-critical IT Systems are Y2K compliant.

         THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES. We have expended approximately $125,000 in direct costs through June 30, 1999 to identify and remediate our Y2K problems. This amount does not include:

     -   the salaries of our employees involved in the remediation process;
     - the cost of the enhancements to our IT Systems, because we did not accelerate the enhancements due to Y2K problems; and
     - the cost of replacing any Non-IT Systems or acquiring any new Non-IT Systems in the normal course of our operations and not because of any Y2K problems.

         Based on our current assessment of our Y2K problems, we estimate that our remediation efforts will cost between $150,000 and $200,000 for the IT Systems and material Non-IT Systems that we control to become Y2K compliant, representing up to 10% of our IT budget. Approximately 75% of this amount will be used, if necessary, to replace computer hardware and software and other Non-IT Systems equipment owned by us at our institutes. This amount does not include any costs associated with remediating any Y2K problems suffered by any third parties' IT Systems and Non-IT Systems that may affect our operations. Our operations will fund our Y2K remediation efforts.

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

         We have outlined several possible worst case scenarios that could arise from our Y2K problems. At this time, however, we have insufficient information to assess the likelihood of any worst case scenario. Our most reasonably likely worst case Y2K scenarios involve:

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

     - any SEA is unable to timely approve an institute to operate or renew such approval; or

     - the Accrediting Commission is unable to timely accredit an institute or renew such accreditation.

         A prolonged delay or interruption for a significant number of institutes could have a material adverse effect on our financial condition, results of operations and cash flows. We are unable to independently assess the Y2K readiness of any of these third parties at this time.

         CONTINGENCY PLAN. We have developed a contingency plan for the IT Systems and material Non-IT Systems that we control. We have dedicated two employees to remediate an IT System that will become obsolete after we finish the enhancements to our IT Systems. We plan to complete the remediation of this IT System by September 30, 1999. If the enhancements to our IT Systems are not finished before January 1, 2000, we hope to avoid any disruption to our business by using this other IT System. Our contingency plan with respect to the material Non-IT Systems that we control includes, among other things, investigating the availability and replacement cost of such Non-IT Systems that have Y2K problems, isolating such systems that are not Y2K compliant so that they do not affect other systems, and adjusting the clocks on such Non-IT Systems that are not date sensitive. We believe that we could substitute other student loan lenders and guaranty agencies for our primary lender and guaranty agency if either of these parties experienced a Y2K problem that could significantly delay our receipt of federal or state student financial aid in payment of students' education costs of attending our institutes. Our current financial resources would also help us weather any such delay. Otherwise, we have no contingency plan, and do not intend to create a contingency plan, for the IT Systems and Non-IT Systems that are not controlled by us, including the third party IT Systems of the DOE, the SEAs and the Accrediting Commission on which we rely.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; the consummation of the proposed settlement of student litigation related to our technology programs in California; effects of any change in ownership of ESI resulting in a change in control of ESI, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies, including our new information technology programs; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not Applicable.

                                      PART II
                                  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

            We are subject to litigation in the ordinary course of our business. Among the legal actions currently pending and recently concluded is the following case. We have agreed to settle all of the plaintiff's claims in this case. The settlement is a class settlement which has been subject to court approval and to the right of the class members to opt out of the settlement.

         ROBB, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. 00707460) (the "Robb Case") was filed on January 24, 1997, in the Superior Court of San Diego County in San Diego, California by four graduates of our San Diego institute. The suit, as originally filed, alleged, among other things, statutory violations of the California Educational Code (the "CEC") and the California Business and Professions Code (the "CBPC") by us and ten of our employees. The plaintiffs in the original complaint sought compensatory damages, civil penalties, injunctive relief, disgorgement of ill-gotten gains, restitution (including return of educational costs) on behalf of plaintiffs and all other persons similarly situated who attended any of our institutes in California, attorney's fees and costs, and also sought to have the action certified as a class action. The plaintiffs amended their complaint on August 14, 1997. The amended complaint deleted three and added two named plaintiffs. Each of the three plaintiffs was a student who attended one of three different programs (i.e., hospitality, electronics engineering technology and computer-aided drafting technology) at a California institute. The plaintiffs in the amended complaint alleged only violations of the CEC, based on the plaintiffs' claims that the defendants
(1) made misrepresentations and engaged in deceptive acts in the recruitment of students for, and/or in the promotion of, the programs offered in California, (2) failed to provide students with all required information and disclosures and (3) misrepresented students' prospects for employment upon graduation and the employment of the programs' graduates. The plaintiffs sought (1) a refund of an unspecified amount representing all consideration paid to us by the plaintiffs and all other persons similarly situated who attended any of the programs in California at any time from January 1, 1991 through December 31, 1996, (2) a state statutory penalty equal to two times the refund amount, (3) injunctive relief and (4) an unspecified amount of attorney's fees and costs.

         In May 1998, we settled all of the claims of one of the three plaintiffs in this legal proceeding. In September 1998, we agreed to settle all of the claims of the two remaining plaintiffs in this legal proceeding and to seek a class settlement of the claims of the approximately 19,000 other persons who attended any program (other than the hospitality program) at any of our institutes in California from January 1, 1990 through December 31, 1997. The class settlement, which was subject to court approval, provides class members with nontransferable tuition credits to attend a different educational program at any of our institutes in the amount of: (1) $250 per quarter off the then prevailing quarterly tuition for class members who completed at least 50% of an associate degree program at one of our institutes in California; (2) $125 per quarter off the then prevailing quarterly tuition for class members who completed (a) less than 50% of an associate degree program at one of our institutes in California or (b) at least 50% of a bachelor degree program at one of our institutes in California; and (3) $62.50 per quarter off the then prevailing quarterly tuition for class members who completed less than 50% of a bachelor degree program at one of our institutes in California. The class member can use the tuition credit toward the cost of attending any of our institutes' programs that the class member had not previously attended. In addition to the issuance of tuition credits, we stipulated to a permanent injunction that enjoins us from certain recruitment practices (none of which we currently follow) and agreed to pay the plaintiffs' reasonable attorneys' fees and expenses. If more than 1% of the class members had opted out of the class settlement, we could have, in our sole discretion, terminated the class settlement. On July 2, 1999, the court granted final approval of the class settlement and dismissed the Robb case with prejudice. Twenty-four of the class members opted out of the class settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the second quarter of fiscal year 1999, we held the ESI 1999 annual meeting of shareholders on May 11, 1999 to elect directors and to approve an amendment to our Restated Certificate of Incorporation. Our Board of Directors currently consists of eight directors divided into three classes. The first and third classes contain three directors each and the second class contains two directors. The term of one class expires each year. Generally, each director serves until the annual meeting of shareholders held in the year that is three years after that director's election and thereafter until that director's successor is elected and has qualified. At the ESI 1999 annual meeting of shareholders, our shareholders elected the following persons to serve as directors of ESI in the second class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

         Second Class - Term expiring at 2002 Annual Meeting
         ------------
               1.       John E. Dean
               2.       Vin Weber

         The final results of the vote taken at such meeting for the director nominees are as follows:

                                                                      Broker
                           Votes For        Votes Withheld           Nonvotes        Abstentions
                           ----------       --------------           --------        -----------
John E. Dean               21,300,851             21,078                 0                 0
Vin Weber                  21,301,276             20,653                 0                 0


         The ESI directors who continued in office after the meeting are as follows:

         First Class - Term expiring at 2001 Annual Meeting
         -----------
                       1. Rene R. Champagne
                       2. James D. Fowler, Jr.

         Third Class - Term expiring at 2000 Annual Meeting
         -----------
                       1. Rand V. Araskog
                       2. Leslie Lenkowsky
                       3. Daniel P. Weadock

In addition, at its meeting on July 13, 1999, our Board of Directors elected Harris N. Miller to serve as an ESI Director, as a member of the First Class.

         At the ESI 1999 annual meeting of shareholders, our shareholders also approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of ESI's Common Stock, $0.01 par value per share, from 50,000,000 to 150,000,000. The final results of the vote taken at that meeting to approve the amendment to our Restated Certificate of Incorporation are as follows:


                              Percentage of Shares                                Broker
           Votes For         Outstanding Voting For        Votes Against          Nonvotes          Abstentions
           ------------      ----------------------        -------------          --------          -----------
           18,472,296                 72.3%                  2,839,226                0                10,407


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

             A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITT EDUCATIONAL SERVICES, INC.

Date: August 6, 1999

                                        By:     /s/ Gene A. Baugh
                                           -------------------------------
                                                    GENE A. BAUGH
                                           SENIOR VICE PRESIDENT AND CHIEF
                                                  FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)

                                                 INDEX TO EXHIBITS


    Exhibit
      No.                                    Description
-----------------------------------------------------------------------------------------

      3.1         Restated Certificate of Incorporation, as Amended to Date............

      10.19       *ESI Excess Pension Plan ............................................

      11          Statement re Computation of Per Share Earnings.......................

      27          Financial Data Schedule..............................................

----------


* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.