Form 10-Q
period 1999-09-30
ITT EDUCATIONAL SERVICES INC
filed 1999-11-01
CIK 922475

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ENDED SEPTEMBER 30, 1999
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes |X|     No | |

                               24,720,452

Number of shares of Common Stock, $.01 par value, outstanding at October 28,
1999

                         ITT EDUCATIONAL SERVICES, INC.
                              Indianapolis, Indiana

             Quarterly Report to Securities and Exchange Commission
                               September 30, 1999

                                     PART I

ITEM 1.     FINANCIAL STATEMENTS.


                                      INDEX

                                                                            PAGE
Consolidated Statements of Income (unaudited) for the nine months ended
  September 30, 1999 and 1998 and the three months ended
  September 30, 1999 and 1998.................................................3

Consolidated Balance Sheets as of September 30, 1999 and 1998 (unaudited)
  and December 31, 1998.......................................................4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended
  September 30, 1999 and 1998 and the three months ended September 30, 1999 and 1998....................................................................5

Notes to Consolidated Financial Statements....................................6

                         ITT EDUCATIONAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                       THREE MONTHS                     NINE MONTHS
                                                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                --------------------------        ---------------------------
                                                                   1999             1998             1999              1998
                                                                ---------        ---------        --------          ---------
REVENUES
Tuition                                                         $  75,007        $  69,139        $ 204,313         $ 185,999
Other educational                                                  12,458           12,561           33,762            33,065
                                                                ---------        ---------        ---------         ---------
     Total revenues                                                87,465           81,700          238,075           219,064
                                                                ---------        ---------        ---------         ---------
COSTS AND EXPENSES

Cost of educational services                                       49,005           45,778          142,468           132,186
Student services and administrative expenses                       22,730           20,986           66,300            60,763
Litigation settlement                                                --             12,858             --              12,858
Offering, change in control and other one-time expenses              --               --                900             1,872
                                                                ---------        ---------        ---------         ---------
     Total costs and expenses                                      71,735           79,622          209,668           207,679
                                                                ---------        ---------        ---------         ---------
Operating income                                                   15,730            2,078           28,407            11,385

Interest income, net                                                  422            1,417            1,713             3,852
                                                                ---------        ---------        ---------         ---------

Income before income taxes and cumulative effect
     of change in accounting principle                             16,152            3,495           30,120            15,237

Income taxes                                                        6,102            1,398           11,477             6,472
                                                                ---------        ---------        ---------         ---------
Income before cumulative effect of change in
     accounting principle                                          10,050            2,097           18,643             8,765

Cumulative effect of change in accounting principle
     for institute start-up costs, net of tax                        --               --               (823)             --
                                                                ---------        ---------        ---------         ---------
Net income                                                      $  10,050        $   2,097        $  17,820         $   8,765
                                                                ---------        ---------        ---------         ---------
                                                                ---------        ---------        ---------         ---------

Earnings (loss) per common share (basic and diluted):
     Income before cumulative effect of change in
          accounting principle                                  $    0.40        $    0.08        $    0.73         $    0.32
     Cumulative effect of change in accounting principle
          for institute start-up costs, net of tax                   --               --              (0.03)             --
                                                                ---------        ---------        ---------         ---------
     Net income                                                 $    0.40        $    0.08        $    0.70         $    0.32
                                                                ---------        ---------        ---------         ---------
                                                                ---------        ---------        ---------         ---------

The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   SEPTEMBER  30, 1999  DECEMBER 31, 1998  SEPTEMBER 30, 1998
                                                        (UNAUDITED)                            (UNAUDITED)
                                                   -------------------  -----------------  ------------------
ASSETS
Current assets
     Cash and cash equivalents                         $  39,505           $  77,335          $  63,265
     Restricted cash                                       1,244               3,617              1,161
     Marketable debt securities                           14,937              38,316             35,540
     Accounts receivable, net                             16,300              10,772             17,303
     Deferred and prepaid income tax                       4,266               5,969              4,494
     Prepaids and other current assets                     4,951               2,749              4,221
                                                   -------------------  -----------------  ------------------
          Total current assets                            81,203             138,758            125,984
Property and equipment, net                               30,006              24,985             24,931
Direct marketing costs                                     8,646               7,915              7,773
Other assets                                               1,563               3,913              3,182
                                                   -------------------  -----------------  ------------------
          Total assets                                 $ 121,418           $ 175,571          $ 161,870
                                                   -------------------  -----------------  ------------------
                                                   -------------------  -----------------  ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                  $  25,211           $  15,992          $  20,442
     Accrued compensation and benefits                     6,626               6,488              6,395
     Accrued legal settlements                              --                 7,604              9,045
     Other accrued liabilities                             6,984               7,896              5,666
     Deferred tuition revenue                             23,993              32,261             21,381
                                                   -------------------  -----------------  ------------------
          Total current liabilities                       62,814              70,241             62,929
Other liabilities                                          4,003               3,474              2,361
                                                   -------------------  -----------------  ------------------
     Total liabilities                                    66,817              73,715             65,290
                                                   -------------------  -----------------  ------------------

Shareholders' equity
     Preferred stock, $.01 par value,
        5,000,000 shares authorized, none
        issued or outstanding                               --                  --                 --
    Common stock, $.01 par value, 150,000,000
         shares authorized, 27,034,452, 27,011,202
         and 26,999,952 issued                               270                 270                270
    Capital surplus                                       33,912              32,613             32,513
    Retained earnings                                     86,793              68,973             63,797
    Treasury stock, 2,291,500 shares                     (66,374)               --                 --
                                                   -------------------  -----------------  ------------------
        Total shareholders' equity                        54,601             101,856             96,580
                                                   -------------------  -----------------  ------------------
        Total liabilities and shareholders' equity     $ 121,418           $ 175,571          $ 161,870
                                                   -------------------  -----------------  ------------------
                                                   -------------------  -----------------  ------------------

The accompanying notes are an integral part of these financial statements.

                                  ITT EDUCATIONAL SERVICES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)



                                                                      THREE MONTHS               NINE MONTHS
                                                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                 ----------------------    ---------------------
                                                                    1999         1998        1999          1998
                                                                 ---------     --------    --------    ---------
Cash flows from operating activities:
    Net income                                                    $ 10,050     $  2,097    $ 17,820     $  8,765
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                             2,664        2,202       7,956        6,763
           Provision for doubtful accounts                             990        1,092       2,955        2,551
           Deferred taxes                                              (67)      (2,517)      3,185       (2,246)
           Increase/decrease in operating assets
              and liabilities:
                 Marketable debt securities                          4,855      (35,540)     23,379      (35,540)
                 Accounts receivable                                (5,241)      (5,077)     (8,483)     (10,174)
                 Direct marketing costs                               (264)        (293)       (731)        (891)
                 Accounts payable and accrued liabilities            3,797        8,625         549       16,429
                 Prepaids and other assets                           2,671         (272)       (699)      (1,645)
                 Deferred tuition revenue                            1,415          178      (8,268)      (9,469)
                                                                 ---------     --------    --------    ---------
Net cash provided by (used for) operating activities                20,870      (29,505)     37,663      (25,457)
                                                                 ---------     --------    --------    ---------

Cash flows provided by (used for) investing activities:
     Capital expenditures, net                                      (5,110)      (3,003)    (12,131)      (8,806)
     Net decrease in cash invested with ITT Corporation               --           --          --         94,800
                                                                 ---------     --------    --------    ---------
Net cash provided by (used for) investing activities                (5,110)      (3,003)    (12,131)      85,994
                                                                 ---------     --------    --------    ---------

Cash flows provided by (used for) finance activities:

     Purchase of treasury stock                                     (7,827)        --       (66,374)        --
     Exercise of stock options                                        --           --           639         --
                                                                 ---------     --------    --------    ---------
Net cash provided by (used for) finance activities                  (7,827)        --       (65,735)        --
                                                                 ---------     --------    --------    ---------

Net increase (decrease) in cash, cash
     equivalents and restricted cash                                 7,933      (32,508)    (40,203)      60,537

Cash, cash equivalents and restricted cash at
     beginning of period                                            32,816       96,934      80,952        3,889
                                                                 ---------     --------    --------    ---------
Cash, cash equivalents and restricted cash at
     end of period                                                $ 40,749     $ 64,426    $ 40,749     $ 64,426
                                                                 ---------     --------    --------    ---------
                                                                 ---------     --------    --------    ---------

The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

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

3. On April 21, 1999, ESI's Board of Directors authorized ESI to repurchase up to 2,000,000 outstanding shares of ESI common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 1999, ESI repurchased 393,300 shares of ESI common stock at an average cost of $24.05 per share or $9.5 million. During the three months ended September 30, 1999, ESI repurchased 398,200 shares of ESI common stock at an average cost of $19.66 per share or $7.8 million. ESI is currently holding all of the repurchased shares of ESI common stock as treasury shares. ESI may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

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

     In 1998, we began offering a new program in information technology, called Computer Network Systems Technology ("CNST"), at three ITT Technical Institutes. We began offering the CNST program at an additional 12 ITT Technical Institutes in the three months ended March 31, 1999, at an additional six ITT Technical Institutes in the three months ended June 30, 1999 and at an additional six ITT Technical Institutes in the three months ended September 30, 1999. We intend to begin offering this program at seven additional ITT Technical Institutes in the fourth quarter of 1999, and at 33 additional schools in 2000. We incur a loss with respect to each CNST program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed and other costs associated with the program offering, such as salaries, equipment depreciation, rent and marketing. We incurred estimated losses with respect to the CNST program of approximately $0.9 million in the three months ended September 30, 1999 and $3.2 million in the nine months ended September 30, 1999, compared to $0.1 million in the three and nine months ended September 30, 1998. We have been developing four separate information technology programs, each with a different area of concentration: computer networking, software applications and programming, web administration and multimedia. To date, the rollout of our information technology curricula has primarily focused on the CNST program. One ITT Technical Institute began offering the software applications and programming curriculum in the June 1999 term. We intend to begin offering the software applications and programming curriculum at other ITT Technical Institutes in 2000 and intend to begin offering the remaining two information technology programs starting in 2000. The expenses associated with our accelerated rollout of the information technology programs will temporarily depress our earnings in the fourth quarter of 1999 and the first half of 2000. The amount of capital required to offer the CNST program at an ITT Technical Institute is approximately $0.2 million.

RESULTS OF OPERATIONS

     Revenues increased $5.8 million, or 7.1%, to $87.5 million in the three months ended September 30, 1999 from $81.7 million in the three months ended September 30, 1998. Revenues increased $19.0 million, or 8.7%, to $238.1 million in the nine months ended September 30, 1999 from $219.1 million in the nine months ended September 30, 1998. These increases were due primarily to a 5% increase in tuition rates in September 1998 and a 4.5% increase in the total student enrollment at January 1, 1999 compared to January 1, 1998. The number of students attending ITT Technical Institutes at January 1, 1999 was 25,608 compared to 24,498 at January 1, 1998.

     The total number of new students beginning classes in September 1999 was 9,733, compared to 8,787 in September 1998, an increase of 10.8%. The total student enrollment on September 30, 1999 was 28,095, compared to 27,037 on September 30, 1998, an increase of 3.9%.

     Other educational revenue is comprised of laboratory and application fees and bookstore sales. The price of textbooks and laboratory fees for the CNST program are included in the tuition rate and are not separately charged to the student. In addition, we did not increase the price of textbooks sold to students for the other programs in September 1998. As a result, other educational revenue for the three months ended September 30, 1999 was $12.5 million compared to $12.6 million for the three months ended September 30, 1998. The reduced revenue from bookstore sales was offset by a reduction in the textbook costs included in cost of educational services.

     Cost of educational services increased $3.2 million, or 7.0%, to $49.0 million in the three months ended September 30, 1999 from $45.8 million in the three months ended September 30, 1998. Cost of educational services increased $10.3 million, or 7.8%, to $142.5 million in the nine months ended September 30, 1999 from $132.2 million in the nine months ended September 30, 1998. The principal causes of these increases include:

          -    the costs required to service the increased enrollment;

          - normal inflationary cost increases for wages, rent and other costs of services;

          - increased costs at new institutes (one opened in March 1998, one in June 1998, one in October 1998, two in January 1999 and one in April 1999); and

          - increased costs associated with offering the CNST program at 27 institutes.

     Cost of educational services included $1.2 million of legal expenses in the nine months ended September 30, 1998 (none in 1999). Cost of educational services as a percentage of revenues in the three months ended September 30, 1999 was the same as in the three months ended September 30, 1998, and decreased to 59.8% in the nine months ended September 30, 1999 compared to 60.3% in the nine months ended September 30, 1998. The principal causes of this decrease include the absence of a legal provision in 1999 and a reduction of textbook costs, which resulted from lower bookstore sales in 1999.

     Student services and administrative expenses increased $1.7 million, or 8.1%, to $22.7 million in the three months ended September 30, 1999 from $21.0 million in the three months ended September 30, 1998. Student services and administrative expenses increased $5.5 million, or 9.0%, to $66.3 million in the nine months ended September 30, 1999 from $60.8 million in the nine months ended September 30, 1998. These increases were primarily due to increased media advertising expenses (up 15% in the three months ended September 30, 1999 and 13% in the nine months ended September 30, 1999). Student services and administrative expenses were 26.0% of revenues in the three months ended September 30, 1999 and 27.9% of revenues in the nine months ended September 30, 1999, which were approximately the same percentages as in the three and nine months ended September 30, 1998.

     We incurred net one-time expenses of $0.9 million in the nine months ended September 30, 1999 (none in the three months ended September 30, 1999) associated with the costs of the February 1999 Offering (from which we did not receive any proceeds) and special bonus payments to employees for extraordinary services since 1997, net of amounts reimbursed by ITT. We incurred one-time expenses of $14.7 million in the nine months ended September 30, 1998 ($12.9 million in the three months ended September 30, 1998) associated primarily with our settlement of litigation, June 1998 Offering and change in control resulting from the Merger.

     We incur operating losses when we open new institutes. We opened three new institutes in 1996, three in 1997, three in 1998 and three in the nine months ended September 30, 1999. A new institute typically is open for approximately 24 months before it generates a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) for institutes open less than 24 months were $1.3 million during the three months ended September 30, 1999 and $4.6 million during the nine months ended September 30, 1999, compared to $1.3 million during the three months ended September 30, 1998 and $3.9 million during the nine months ended September 30, 1998.

      Our operating income increased $13.6 million to $15.7 million in the three months ended September 30, 1999 from $2.1 million in the three months ended September 30, 1998. Our operating income increased $17.0 million to $28.4 million in the nine months ended September 30, 1999 from $11.4 million in the nine months ended September 30, 1998.

    The following table sets forth our operating income (in millions) for the three and nine months ended September 30, 1999 and 1998:


                                                                        Three Months                 Nine Months
                                                                    Ended September 30,          Ended September 30,
                                                                  --------- ----- ---------     --------- --- --------
                                                                      1999            1998          1999         1998
                                                                  ---------       ---------     ---------     --------
  Operating income as reported...................................    $15.7            $2.1         $28.4        $11.4
  Litigation settlement, offering, change in
    control and other one-time expenses..........................       --            12.9           0.9         14.7
  Operating losses from new institutes...........................      1.3             1.3           4.6          3.9
  Estimated losses from CNST program.............................      0.9             0.1           3.2          0.1
  Legal provision................................................       --              --            --          1.2
                                                                  ---------       ---------     ---------     --------
  Adjusted operating income before one-time expenses, losses from new institutes and CNST program and legal
     provision................................................       $17.9           $16.4         $37.1        $31.3
                                                                  ---------       ---------     ---------     --------
                                                                  ---------       ---------     ---------     --------
  Percent of revenue.........................................         20.5%           20.1%         15.6%        14.3%

     Interest income decreased $1.0 million in the three months ended September 30, 1999 from the three months ended September 30, 1998 and $2.1 million in the nine months ended September 30, 1999 from the nine months ended September 30, 1998, primarily due to less cash and investments in 1999 as a result of our repurchase of 1.5 million shares of our common stock from ITT on February 1, 1999 for $49.1 million, our repurchase of an additional 393,300 shares for $9.5 million in the three months ended June 30, 1999 and our repurchase of an additional 398,200 shares for $7.8 million in the three months ended September 30, 1999.

     Our combined effective federal and state income tax rate for the three months ended September 30, 1999 was 37.8% compared to 40% for the three months ended September 30, 1998. Our combined effective federal and state income tax rate for the nine months ended September 30, 1999 was 38.1% compared to 40% for the nine months ended September 30, 1998 (before non-deductible offering expenses). These decreases were a result of lower state income taxes.

     The following table sets forth our net income (in thousands, except per share data) for the three and nine months ended September 30, 1999 and 1998:



                                                                            Three Months                   Nine Months
                                                                        Ended September 30,            Ended September 30,
                                                                      -------------------------     -------------------------
                                                                            1999          1998            1999          1998
                                                                      -----------    ----------     -----------    ----------
  Net income as reported............................................     $10,050        $2,097         $17,820        $8,765
  Cumulative effect of change in accounting principle for
      Institute start-up costs,  net of tax.........................          --            --             823            --
  Offering, change in control and other one-time expenses (after
      Tax)..........................................................          --         7,715             554         9,216
                                                                      -----------    ----------     -----------    ----------
  Net income before one-time expenses...............................     $10,050        $9,812         $19,197       $17,981

  Operating losses from new institutes (after tax)..................         771           803           2,812         2,324
  Estimated losses from CNST program (after tax)....................         526            48           2,017            48

  Legal provision (after tax) ......................................          --            --              --           720
                                                                      -----------    ----------     -----------    ----------

  Adjusted net income before one-time expenses, losses from new
      Institutes and CNST program and legal provision...............     $11,347       $10,663         $24,026       $21,073
                                                                      -----------    ----------     -----------    ----------
                                                                      -----------    ----------     -----------    ----------

  Diluted average number of outstanding common shares...............      25,032        27,206          25,586        27,178
  Adjusted diluted earnings per share...............................       $0.45         $0.39           $0.94         $0.78

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

    Our net cash provided by operating activities, excluding the $23.4 million decrease in marketable debt securities, was $14.3 million in the nine months ended September 30, 1999 compared to $10.0 million of net cash provided by operating activities, excluding the $35.5 million increase in marketable debt securities, in the nine months ended September 30, 1998. This $4.3 million increase was due primarily to the increase in our net income.

     Our capital expenditures were $5.1 million in the three months ended September 30, 1999 compared to $3.0 million in the three months ended September 30, 1998. Our capital expenditures were $12.1 million in the nine months ended September 30, 1999 compared to $8.8 million in the nine months ended September 30, 1998. These increases were due primarily to increased capital expenditures in 1999 for offering of the CNST program at 24 additional ITT Technical Institutes. We expect that our capital expenditures for the full 1999 year will be approximately $17.0 million, which will represent a $5.6 million increase over 1998 that is primarily due to our plans to offer the CNST program at a minimum of 31 additional ITT Technical Institutes in all of 1999.

    Capital expenditures for a new institute are approximately $0.4 million and capital expenditures for each new curriculum offered at an existing institute are approximately $0.3 million ($0.2 million for the CNST program). We expect to be able to fund our planned capital expenditures in 1999 from cash flows from operations.

     On April 21, 1999, our Board of Directors authorized ESI to repurchase up to 2,000,000 outstanding shares of ESI common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 1999, we repurchased 393,300 shares of ESI common stock at an average cost of $24.05 per share or $9.5 million. During the three months ended September 30, 1999, we repurchased 398,200 shares of ESI common stock at an average cost of $19.66 per share or $7.8 million. We are currently holding all of the repurchased shares of ESI common stock as treasury shares. We may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

     Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Programs funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

YEAR 2000 COMPLIANCE

     THE YEAR 2000 PROBLEM. Many information technology ("IT") hardware and software systems ("IT Systems") and non-IT Systems containing embedded technology, such as microcontrollers and microchip processors ("Non-IT Systems") can only process dates with six digits (e.g., 06/26/98), instead of eight digits (e.g., 06/26/1998). This limitation may cause IT Systems and Non-IT Systems to experience problems processing information with dates after December 31, 1999 (e.g., 01/01/00 could be processed as 01/01/2000 or 01/01/1900). These problems may cause IT Systems and Non-IT Systems to suffer miscalculations, malfunctions or disruptions. These problems are commonly referred to as "Year 2000" or "Y2K" problems. We are unable at this time to assess the possible impact on our financial condition, results of operations and cash flows that may result from any disruptions to our business caused by Y2K problems in any IT Systems and Non-IT Systems that we control or that any third party with whom we have a material relationship controls. We do not believe at the current time, however, that the cost to remedy our internal Y2K problems will have a material adverse effect on our results of operations or cash flows.

     OUR STATE OF READINESS. We have implemented a plan to ensure that the IT Systems and material Non-IT Systems that we control are Y2K compliant before January 1, 2000. In the first phase of the plan, which has been completed, we assessed the potential exposure of our IT Systems and material Non-IT Systems to Y2K problems. In the second phase, which has also been completed, we designed a procedure to remediate our exposure to Y2K problems in the IT Systems and material Non-IT Systems that we control. The third phase, which has also been completed, involved the actual remediation of the IT Systems and material Non-IT Systems that we control. We are currently in the fourth and final phase of testing the remediation to the IT Systems and material Non-IT Systems that we control to ensure Y2K compliance. We plan to complete the testing phase by November 30, 1999.

    We believe that we have identified all IT Systems and material Non-IT Systems that we control that may require Y2K remediation. We have 12 people (both employees and outside consultants) dedicated to completing enhancements to our IT Systems, which include our accounting, human resources, financial services, admissions, education, recruitment and career services systems. We have been enhancing our IT Systems on a continuous basis since 1996 and we did not accelerate these enhancements due to any Y2K problems. These enhancements will also address the Y2K problems with our IT Systems. We plan to complete these enhancements by November 30, 1999.

     We have dedicated two employees to either remediate or cause the remediation of material Non-IT Systems that we control and that we have identified as possessing a Y2K problem. We plan to complete the remediation of these Non-IT Systems by November 30, 1999. We acquired many of these Non-IT Systems during the past few years and we believe that a substantial number of these newer systems do not possess a Y2K problem. In addition, the vendors of many of these Non-IT Systems have warranted them to be Y2K compliant. We have contacted the third parties who control our other material Non-IT Systems (including, without limitation, our communication systems, security systems, electrical systems and HVAC systems) to assess whether any of these systems possess a Y2K problem that could adversely affect our operations if a malfunction occurred. We have also implemented procedures to help ensure that any new Non-IT Systems that we acquire or utilize are Y2K compliant.

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

     THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES. We have expended approximately $250,000 in direct costs through September 30, 1999 to identify and remediate our Y2K problems. This amount does not include:

          - the salaries of our employees involved in the remediation process;

          - the cost of the enhancements to our IT Systems, because we did not accelerate the enhancements due to Y2K problems; and

          - the cost of replacing any Non-IT Systems or acquiring any new Non-IT Systems in the normal course of our operations and not because of any Y2K problems.

     Based on our current assessment of our Y2K problems, we estimate that our remediation efforts will cost between $250,000 and $300,000 for the IT Systems and material Non-IT Systems that we control to become Y2K compliant, representing up to 15% of our IT budget. Approximately 75% of this amount will be used, if necessary, to replace computer hardware and software and other Non-IT Systems equipment owned by us at our institutes. This amount does not include any costs associated with remediating any Y2K problems suffered by any third parties' IT Systems and Non-IT Systems that may affect our operations. Our operations will fund our Y2K remediation efforts.

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

    CONTINGENCY PLAN. We have developed a contingency plan for the IT Systems and material Non-IT Systems that we control. We have dedicated two employees to remediate an IT System that will become obsolete after we finish the enhancements to our IT Systems. We plan to complete the remediation of this IT System by November 30, 1999. If the enhancements to our IT Systems are not finished before January 1, 2000, we hope to avoid any disruption to our business by using this other IT System. Our contingency plan with respect to the material Non-IT Systems that we control includes, among other things, investigating the availability and replacement cost of such Non-IT Systems that have Y2K problems, isolating such systems that are not Y2K compliant so that they do not affect other systems, and adjusting the clocks on such Non-IT Systems that are not date sensitive. We believe that we could substitute other student loan lenders and guaranty agencies for our primary lender and guaranty agency if either of these parties experienced a Y2K problem that could significantly delay our receipt of federal or state student financial aid in payment of students' education costs of attending our institutes. Our current financial resources would also help us weather any such delay. Otherwise, we have no contingency plan, and do not intend to create a contingency plan, for the IT Systems and Non-IT Systems that are not controlled by us, including the third party IT Systems of the DOE, the SEAs and the Accrediting Commission on which we rely.

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

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITT EDUCATIONAL SERVICES, INC.

Date: November 1, 1999

                                        By:        /s/ Gene A. Baugh
                                           -----------------------------------
                                                       GENE A. BAUGH
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

                                INDEX TO EXHIBITS

    Exhibit
      No.                         Description
--------------------------------------------------------------------------
    10.20    *(1)1999 Outside Directors Stock Option Plan.................

    10.21    *Outside Directors Deferred Compensation Plan................

    11       Statement re Computation of Per Share Earnings...............

    27       Financial Data Schedule......................................

--------------
* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as Exhibit 4.3 to ESI's Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.