Form 10-K405
period 1999-12-31
ITT EDUCATIONAL SERVICES INC
filed 2000-03-10
CIK 922475

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
ANNUAL REPORT

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______
Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC. (Exact name of registrant as specified in its charter)
Delaware		36-2061311
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
5975 Castle Creek Parkway N. Drive P.O. Box 50466 Indianapolis, Indiana		46250-0466
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code (317) 594-9499

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE		NEW YORK STOCK EXCHANGE, INC.

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

$291,376,776

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at February 22, 2000 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

24,541,989

Number of shares of Common Stock, $.01 par value, outstanding at February 25, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2000	PART III

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

Annual Report to Securities and Exchange Commission
December 31, 1999

PART I

Item 1. BUSINESS.

You should keep in mind the following points as you read this report:

  References in this document to ''we,'' ''us,'' ''our'' and ''ESI'' refer to ITT Educational Services, Inc. and its subsidiaries.
  The terms ''ITT Technical Institutes,'' ''technical institutes'' or ''institutes'' (in singular or plural form) refer to the individual schools owned and operated by ESI. The terms ''institution'' or ''campus group'' (in singular or plural form) mean a main campus and its additional locations or branch campuses, if any.

Background

We are a Delaware corporation incorporated in 1946. Our principal executive offices are located at 5975 Castle Creek Parkway, North Drive, Indianapolis, Indiana 46250, and our telephone number is (317) 594-9499. From 1966 until our initial public offering on December 27, 1994, we were wholly owned by ITT Corporation, formerly a Delaware corporation and now known as ITT Industries, Inc., an Indiana corporation (''Old ITT''). On September 29, 1995, ITT Corporation, a Nevada corporation ( "ITT") succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of our common stock. On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation ("Starwood Hotels") acquired ITT. Public offerings of our common stock by ITT in June 1998 (the "June 1998 Offering") and February 1999 (the "February 1999 Offering") and our repurchase of 1,500,000 shares of our common stock from ITT in February 1999 completely eliminated ITT's beneficial ownership.

Overview

We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenues and student enrollment. We offer associate, bachelor and master degree programs and non-degree diploma programs to approximately 26,000 students. We currently have 67 institutes located in 28 states. We design our education programs, after consultation with employers, to help graduates begin to prepare for careers in various fields involving technology. As of December 31, 1999, approximately 99% of our students were enrolled in a degree program. Employers who have hired our graduates primarily include small, technology companies, but also include large corporations, such as AT &T, Intel, Microsoft and General Electric. Additionally, many federal and local government agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency, have hired our graduates. We have provided career-oriented education programs for over 30 years and our institutes have graduated over 134,000 students since 1976.

We opened three new institutes in each of 1997, 1998 and 1999. In addition, in 1999 we expanded our information technology ("IT") curricula offerings to 31 institutes. We plan to open three new institutes in 2000. We intend to continue expanding by opening new institutes and offering a broader range of programs at our existing institutes, including several new IT programs.

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

Broaden Availability of Current Program Offerings. We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer at least three programs at each institute. Our 67 institutes provide significant potential for the introduction of existing programs to a broader number of institutes. We believe that introducing new programs at existing institutes will attract more students. In 1999, we increased the number of program offerings at 37 existing institutes, and in 2000 we intend to increase the number of program offerings at approximately 36 existing institutes.

Develop or Acquire Additional Degree Programs. We plan to introduce degree programs in additional fields of study and at different degree levels. In 1998, we launched our first IT program, an associate degree program in Computer Network Systems Technology, at three institutes. In 1999, we introduced this program at 31 additional institutes and we began testing one additional IT degree program at one institute. In 2000, we intend to complete the introduction of our IT program involving computer network systems at all 67 institutes and increase the number of institutes offering one or more of our other three IT programs. We believe that introducing new programs can attract a broader base of students and can motivate current students to extend their studies.

Extend Total Program Duration. We have increased the number of institutes that offer bachelor degree programs to graduates of our associate degree programs. As a result, the average combined total program time a student remains enrolled in our programs has increased from 18 months in 1986 to 24 months in 1999. Our recently introduced IT programs are each 24 months in duration. We expect that the average combined total program time of our students will increase further as additional bachelor degree programs are added at our institutes.

Improve Student Outcomes. We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to career services.

Increase the Number of Our Institutes. We plan to add new institutes at sites throughout the United States. Using our proprietary methodology, we determine locations for new institutes based on a number of factors, including demographics and population and employment growth. We opened three new institutes in each of 1997, 1998 and 1999. We plan to open three new institutes in 2000. New institutes open for less than 24 months had a total of 507 students enrolled at December 31, 1999. We will continue to consider acquiring schools located in markets where our institutes are not presently located.

  Increase Margins By Leveraging Fixed Costs at Institute and Headquarters Levels. Our efforts to optimize school capacity and class size have helped us to increase student enrollment without incurring a proportionate increase in fixed costs at our institutes. In addition, we have realized substantial operating efficiencies by centralizing management functions and implementing operational uniformity among our 67 institutes. We will continue to seek to improve margins by increasing enrollments and revenues without incurring a proportionate increase in fixed costs at our institutes.

Programs of Study

As of December 31, 1999, we were teaching 17 degree programs and several diploma programs in various fields of study. All of our institutes were teaching a degree or diploma program in electronics engineering technology ("EET"), 59 institutes were teaching a degree or diploma program in computer-aided drafting technology ("CAD ") and 34 institutes were teaching one or more degree or diploma programs in IT. The table below sets forth information regarding the programs of study we were teaching as of December 31, 1999.

	Number of Institutes Offering at December 31, 1999

Program of Study	Master Degree	Bachelor Degree	Associate Degree	Diploma

Architectural Engineering Technology (1)	–	–	3	–
Automated Manufacturing Technology (2)	–	6	–	–
Chemical Technology	–	–	3	–
Computer–Aided Drafting and Design Technology (1)	–	–	6	–
Computer-Aided Drafting Technology	–	–	59	–
Computer Network Systems Technology (3)	–	–	34	–
Computer Visualization Technology (1)	–	6	–	–
Electronics Engineering Technology	–	19	64	3
Industrial Design (1)	–	3	–	–
Project Management	1	–	–	–
Software Applications and Programming (3)	–	–	1	–
Telecommunications Engineering Technology (2)	–	3	–	–
Tool Engineering Technology (1)	–	–	3	–
Other Programs of Study (4)	–	–	3	2

(1)	CAD related program.
(2)	EET related program.
(3)	IT related program. Depending on the location of the ITT Technical Institute, this program of study may have been approved by the applicable state education authority(ies) either as a separate program or one of as many as four disciplines of one IT program of study. For purposes of this table, this program is considered to be a separate program of study at every ITT Technical Institute where it was taught.
(4)	Other programs consist of Business Technology and Administration, Business Management and Accounting, Automotive Service Technology, Heating/Air Conditioning/Refrigeration and Hospitality.

As of December 31, 1999, approximately 67% of our students were enrolled in EET related programs, approximately 21% were enrolled in CAD related programs and approximately 10% were enrolled in IT programs. We design our EET programs to help graduates begin to prepare for careers in various fields involving EET by offering students a practical education with respect to specific electronic circuits and specialized techniques. Our bachelor degree EET program offers a broader foundation in EET through the study of subjects such as circuit analysis, computer programming, computer operating systems and advanced communications systems. Graduates of the programs have obtained a variety of entry-level positions in various fields involving EET, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. We design our CAD program to help graduates begin to prepare for careers in various fields involving CAD through the teaching of computer-aided drafting techniques and conventional drafting methods. Graduates have obtained a variety of entry-level positions in various fields involving CAD, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design and landscape architecture. We design our IT programs to help graduates begin to prepare for careers in various fields involving IT by offering students a broad-based foundation in a variety of technical skills used in those fields.

We generally organize the academic schedule of undergraduate programs at our institutes on the basis of four 12-week quarters of instruction with new students beginning at the start of each academic quarter. Students can complete our associate degree programs in eight academic quarters or less, and bachelor degree programs in 12 academic quarters. We typically offer classes in most programs in four-hour sessions three or five days a week and, depending on student enrollment, sessions are generally available in the morning, afternoon and evening. This class schedule generally provides students with the flexibility to pursue employment opportunities concurrently with their studies. Based on student surveys, we believe that a substantial majority of our students work at least part-time during their programs of study.

We organize the academic schedule of the Master of Project Management (''MPM'') program, currently our only graduate degree program of study, on a non-term basis. Students attending the MPM program take one- to six-week courses sequentially one at a time and can complete the MPM program in 21 months. We typically offer classes in the MPM program in four-hour sessions one night a week, which generally accommodates students who work full-time jobs. Students may generally begin the MPM program once the minimum number of applicants necessary to begin a new class has been assembled. Our Indianapolis institute is the only institute that presently offers the MPM program.

Our institutes' programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and technological environment. A significant portion of a typical student's day in an associate degree program at one of our institutes involves practical study in a lab environment.

The content of technical courses in each program of study is substantially standardized among our institutes to provide greater uniformity and to better enable students to transfer, if necessary, to other institutes offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of our institutes has established an advisory committee for each field of study, which is comprised of representatives of local employers. These advisory committees assist our institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student's program of study, degree programs may also include general education courses, such as economics, humanities, oral and written communications, environmental science and sociology.

Tuition for a student entering an undergraduate program in December 1999 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $7,560 for the EET program, $7,920 for the CAD program and $9,900 for the IT programs. We set a student's tuition cost for a program of study at the time the student enrolls in the program, provided the student remains continually enrolled in the program and does not repeat any courses. The majority of students attending one of our institutes lived in that institute's metropolitan area prior to enrollment. We do not provide any student housing.

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

We centrally coordinate and develop our television advertising. We direct our television advertising at a combination of both the national market and the local markets in which our institutes are located. Our television commercials generally include a toll free telephone number and our web site address for direct responses and information about the location of our institutes in the area. We centrally receive, track and promptly forward direct responses to our television advertising to the appropriate institute representatives to contact prospective students and schedule interviews. We target our direct mail campaigns at high school students and other potential postsecondary students. We centrally receive, track and forward responses to direct mail campaigns to the appropriate institute representatives.

We employ a director of recruitment at each of our institutes, who reports to the director of such institute. We centrally establish, but implement at the local level, recruiting policies and procedures, as well as standards for hiring and training representatives. High school coordinators employed by us make thousands of presentations to students at high schools annually. These coordinators promote our institutes and obtain information about high school juniors and seniors who may be interested in attending our institutes. We also employ other representatives to assist in local recruiting efforts. Approximately 255 of these other representatives perform their services solely in student recruitment offices located at each of our institutes, while approximately 215 work outside these offices and visit the homes of high school seniors and other prospective students.

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

Student Admissions and Retention

We strive to ensure that incoming students have the necessary academic background to complete their chosen programs of study. We require all applicants for admission to any of our institutes' associate degree or diploma programs to have a high school diploma or a recognized equivalent and to pass an admissions examination. Students interested in bachelor degree programs or the MPM program must satisfy additional admissions criteria that generally require, among other things: (1) in the case of bachelor degree programs, that the student must first earn an associate degree, complete an equivalent level program or complete an equivalent number of credit hours of coursework in the same or related subject matter; and (2) in the case of the MPM program, that the student must first earn a bachelor degree and possess at least three years' full-time work experience. Students of varying ages and backgrounds attend our institutes. At December 31, 1999, approximately 92% of the students were high school graduates and the remaining students possessed the recognized equivalent of a high school diploma. Approximately 33% of the students were 19 years of age or younger, 36% were between 20 and 24 years of age, 19% were between 25 and 30 years of age and 12% were age 31 or over. Male students accounted for approximately 88% of total enrollment as of December 31, 1999, while total minority enrollment at our institutes (based on applicable federal classifications) was approximately 41%.

The faculty and staff at each of our institutes strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the student, they also have a negative regulatory, financial and marketing effect on the institute. To minimize student withdrawals, each of our institutes devotes staff resources to assist and advise students regarding academic and financial matters. We encourage academic advising and tutoring in the case of undergraduate students experiencing academic difficulties. We also offer assistance and advice to undergraduate students looking for part-time employment and housing. In addition, we consider factors relating to student retention in the performance evaluation of all of our instructors.

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

Graduate Employment

We believe that the success of graduates from undergraduate programs who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit undergraduate students. We try to obtain data on the number of undergraduate students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 89% of the students graduating from our institutes' undergraduate programs (other than those students who continued in a bachelor degree program at one of our institutes) during 1998 obtained employment or were already employed in fields involving their programs of study by May 19, 1999.

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

Based on information from students and employers who responded to our inquiries, we estimate that average annual starting salary reported for 1998 graduates of certain programs offered by our institutes who obtained employment or were already employed in fields involving their programs of study was approximately $24,600 for associate degree programs of study and approximately $30,400 for bachelor degree programs of study.

The average annual salary upon graduation for our graduates may vary significantly among our institutes depending on local employment conditions and each graduate's background. Initial employers of graduates from our institutes' undergraduate programs include both small, technology-oriented companies and well recognized corporations.

Faculty

We hire faculty members in accordance with criteria established by us, the accrediting commissions that accredit our institutes and the state education authorities that regulate our institutes. We strive to hire faculty with related work experience and academic credentials to teach most technical subjects. Faculty members typically include education supervisors, who act as department chairs for a program of study, and various categories of instructors. Our institutes currently employ a total of approximately 1,000 full-time and 400 part-time faculty members.

Administration and Employees

Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance and a director of education. We employ approximately 140 people at our corporate headquarters in Indianapolis, Indiana. We currently have approximately 2,800 full-time and 500 part-time employees. In addition, we currently employ approximately 100 students as laboratory assistants and in other part-time positions. None of our employees are represented by labor unions.

Our headquarters provides centralized services to all of our institutes in the following areas:

accounting	purchasing
marketing	human resources
public relations	regulatory and legislative affairs
curricula development	real estate
data processing	network systems

In addition, national directors of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

recruiting	career services
finance	virtual library
education

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

Federal and Other Financial Aid Programs

In 1999, we indirectly derived approximately 69% of our revenues from the federal student financial aid programs under Title IV (the "Title IV Programs") of the Higher Education Act of 1965, as amended (the "HEA"). Our institutes' students also rely on state financial aid programs, family contributions, scholarships, personal savings, employment and other resources to pay their educational expenses. Students at our institutes receive grants and loans to fund the cost of their education under the following Title IV Programs:

  the Federal Family Education Loan ( "FFEL") program, which accounted in aggregate for approximately 53% of our revenues in 1999;
  the Federal Pell Grant ("Pell ") program, which accounted in aggregate for approximately 12% of our revenues in 1999;
  the William D. Ford Federal Direct Loan ("FDL") program, which accounted in aggregate for approximately 3% of our revenues in 1999;
  the Federal Work-Study (''Work-Study'') program, which makes federal funds available to provide part-time employment to students and under which our institutes employed approximately 350 students and paid $1,577,000 in student wages in 1999;
  the Federal Perkins Loan (''Perkins'') program, which accounted in aggregate for less than 1% of our revenues in 1999; and
  the Federal Supplemental Educational Opportunity Grant (''SEOG'') program, which accounted in aggregate for less than 1% of our revenues in 1999.
The Work-Study, Perkins and SEOG programs each require our institutions to make a matching contribution in the amount of 25% of the federal funds the institution receives from the DOE under those programs. In 1999, our 25% matching contribution amounted to $435,000 for the Work-Study program, $39,000 for the Perkins program and $47,000 for the SEOG program.

In 1999, we indirectly derived approximately 3% of our revenues from state financial aid programs and our students were awarded approximately $1.6 million in institutional scholarships. We also provide tuition discounts to our full-time employees and their dependents to attend our institutes. For 1999, the cost of these employee educational discounts was approximately $1 million.

Regulation of Federal Financial Aid Programs

In order to participate in Title IV Programs, our institutions must each comply with the standards set forth in the HEA and the regulations promulgated thereunder by the DOE. The purpose of these standards is to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations or branch campuses, if any. Twenty-nine of our 67 institutes are main campuses and 38 are additional locations. The HEA standards require an institution to obtain and periodically renew its certification by the DOE as an ''eligible institution'' that has been authorized by the relevant state education authority or authorities and accredited by an accrediting commission recognized by the DOE. All of our 67 institutes currently participate in Title IV Programs.

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
  the ''90/10'' Rule; and
  the change in ownership procedures.

See " —Regulation of Federal Financial Aid Programs— Student Loan Defaults ," " —Regulation of Federal Financial Aid Programs—Return of Funds For Withdrawn Students ," " —Regulation of Federal Financial Aid Programs—The '90/10' Rule " and "—Change in Control ." As a result of the 1998 HEA Amendments, the DOE revised many of its regulations in October and November 1999.

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

If one of our institutes lost its eligibility to participate in Title IV Programs, or if Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for that institute's students. There are a number of private organizations that provide loans to students. Although we believe that one or more private organizations would be willing to provide loans to students attending one of our institutes, we cannot assure you that this would occur or that the interest rate and other terms of such loans would be as favorable as for Title IV Program loans. In addition, the private organizations would probably require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

Legislative action may also increase our administrative costs and burden and require us to adjust our practices in order for our institutes to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition or results of operations.

Student Loan Defaults. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution's students default on their federal student loans exceed specified percentages. The DOE calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. For each federal fiscal year, each institution participating in the FFEL and/or FDL programs receives a FFEL/FDL cohort default rate based solely on FFEL program loans, solely on FDL program loans or on a weighted average of both FFEL and FDL program loans, depending on the programs in which the institution participated. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal this loss of eligibility. In addition, the 1998 HEA Amendments provide that if an institution becomes ineligible to participate in the FFEL and FDL programs following the publication of its federal fiscal year FFEL/FDL cohort default rate, the institution will also be ineligible to participate in the Pell program for the same period of time. During the pendency of any appeal of its FFEL/FDL cohort default rate, the institution remains eligible to participate in the FFEL, FDL and Pell programs. If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the DOE the amount of interest, special allowance, reinsurance and any related payments paid by the DOE (or which the DOE is obligated to pay) with respect to the FFEL and FDL program loans made to the institution's students or their parents that would not have been made if the institution had not continued its participation (the ''Direct Costs''). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups' participation in the FFEL and/or FDL programs during the pendency of those appeals. In addition to the consequences resulting from an institution having three years of FFEL/FDL cohort default rates of 25% or greater, the DOE may limit, suspend or terminate the eligibility to participate in all Title IV Programs of an institution whose FFEL/FDL cohort default rate for any single federal fiscal year exceeds 40%.

None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1997 federal fiscal year, the most recent year for which the DOE has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 1998 federal fiscal year, which preliminary rates were issued by the DOE in February 2000. One of our prior campus groups, consisting only of the institute in Garland, Texas, had FFEL/FDL cohort default rates exceeding 25% for three consecutive federal fiscal years beginning with the 1993 federal fiscal year. Consequently, in June 1998, the Garland institute became ineligible to participate in the FFEL and FDL programs. Shortly thereafter, we stopped enrolling new students in the Garland institute. In June 1999, we closed the Garland institute after all of the students enrolled either completed their programs of study or transferred to another school. The Garland institute accounted for approximately 0.3% of our revenues in 1999. After the Garland institute became ineligible to participate in FFEL and FDL programs, we arranged for an unaffiliated, private funding source to provide loans to the students enrolled in the Garland institute. This alternative financing source required us to guarantee repayment of the loans it issued. Based on our experience with the repayment of Title IV Program loans by students who attended the Garland institute, we believe that such guaranty should not result in a material adverse effect on our financial condition, results of operations or cash flows.

If an institution's FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the DOE may place that institution on provisional certification status. A federal award year runs from July 1 through June 30. One of the reasons that our campus group in San Antonio, Texas, which consists of one institute, was provisionally recertified for participation in Title IV Programs following Starwood Hotels' acquisition of ITT was because its FFEL/FDL cohort default rate exceeded 25% for at least one of the three most recent federal fiscal years. The DOE told the San Antonio institute that it would remain provisionally certified until its FFEL/FDL cohort default rates for three consecutive federal fiscal years are all below 25%. The San Antonio institute's FFEL/FDL cohort default rates for the 1996 and 1997 federal fiscal years are both below 25% and this institute had a preliminary FFEL/FDL cohort default rate for the 1998 federal fiscal year below 25%. Twenty-eight of our campus groups (consisting of 60 institutes) had a Perkins cohort default rate in excess of 15% for students who were scheduled to begin repayment in the 1997/1998 federal award year, the most recent year for which such rates have been calculated. Although the DOE could place these institutes on provisional certification status based on their Perkins cohort default rates, it has not done so.

Beginning with the 2000 federal fiscal year, an institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal the loss of eligibility. During the pendency of any such appeal, the DOE may permit the institution to continue participating in the Perkins program. An institution that loses its eligibility to participate in the Perkins program due to its Perkins cohort default rates must also return the federal portion of its Perkins loan fund to the DOE. None of our campus groups had a Perkins cohort default rate equal to or greater than 50% for the 1997/1998 federal award year.

The HEA subjects institutions with a Perkins cohort default rate of 20% or greater to a ''default penalty'' that reduces the amount of additional federal funds allocated annually to the institution for use in the Perkins program. The ''default penalty'' for each year through the 1999 federal fiscal year is:

  10%, if the institution's Perkins cohort default rate is at least 20% but less than 25%;
  30%, if the institution's Perkins cohort default rate is at least 25% but less than 30%; or
  100%, if the institution's Perkins cohort default rate is 30% or greater.

For the 1997/1998 federal award year, three of our campus groups (consisting of eight institutes) had a Perkins cohort default rate of at least 20% but less than 25%, six of our campus groups (consisting of 13 institutes) had a Perkins cohort default rate of at least 25% but less than 30%, and 16 of our campus groups (consisting of 36 institutes) had a Perkins cohort default rate of 30% or greater. Beginning with the 2000 federal fiscal year, there is no ''default penalty'' if the institution's Perkins cohort default rate is below 25%, and the ''default penalty'' is 100% if the rate is 25% or greater.

The HEA requires an institution with a Perkins cohort default rate of 15% or greater to establish a default reduction plan. Each of our institutes has developed such a plan. Less than half of our institutes disbursed their entire allocation of Perkins funds in 1999, and the Perkins program accounted in aggregate for less than 1% of our revenues in 1999. As a result, we do not believe that our financial condition or results of operations would be materially affected if all of our campus groups lost their eligibility to participate in the Perkins program or if there was a reduction in additional federal funds allocated to our campus groups for use in the Perkins program pursuant to a ''default penalty.'' See ''— Regulation of Federal Financial Aid Programs —Administrative Capability '' and '' —Regulation of Federal Financial Aid Programs —Eligibility and Certification Procedures .''

The HEA requires an institution that undergoes a change in control to develop a FFEL/FDL default management plan and to implement the plan for at least two years following the change in control. All of our campus groups have implemented a default management plan that we developed in accordance with the DOE's default reduction measures.

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

Financial Responsibility Standards. The HEA and its implementing regulations prescribe specific and detailed financial responsibility standards that an institution must satisfy to participate in Title IV Programs. When the DOE reviewed the applications of our campus groups to reinstate their eligibility to participate in Title IV Programs after Starwood Hotels acquired ITT, the DOE evaluated the financial responsibility of all of our campus groups. The DOE determined that each campus group satisfied the DOE's financial responsibility standards following the acquisition, but the DOE directed us to address certain issues related to our financial condition and financial statements. See ''— Change in Control .''

The DOE's current standards of financial responsibility involve three ratios:

  the equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
  the primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and
  the net income ratio, which measures the ability of an institution to operate at a profit.

The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. The DOE then weights an institution's strength factors based on an assigned weighting percentage for each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the DOE without the need for further oversight. We have calculated that the application of these new regulations to our audited financial statements for our 1999 fiscal year results in a composite score of 2.4.

Historically, the DOE has evaluated the financial condition of our institutes on a consolidated basis based on our financial statements. The DOE's regulations, however, permit the DOE to examine our financial statements, the financial statements of each campus group, and the financial statements of any related party. If the DOE determines that an institution does not satisfy the DOE's financial responsibility standards, that institution may establish its financial responsibility on an alternative basis which may include by, among other things, posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement while being provisionally certified.

Another significant financial responsibility standard requires an institution to post a letter of credit with the DOE in an amount equal to 25% of the total dollar amount of refunds paid by the institution in its most recently completed fiscal year, if the institution has made late refunds (as defined by the DOE) in either of its two most recently completed fiscal years. No review by the DOE, a state or a guaranty agency has found that any of our institutes was making late refunds under the DOE's standard. Based on our current understanding of how the DOE applies the current financial responsibility standards, we do not believe that these standards will have a material adverse effect on our financial condition, results of operations or expansion plans.

Return of Funds for Withdrawn Students. Prior to the 1998 HEA Amendments, the HEA limited how much of a student's tuition and fees an institution could retain for a student who withdrew from the institution. A student was only obligated for a pro rata portion of the education costs charged by the institution, if the student withdrew during the first 60% of the student's first period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. A student who withdrew after the first period of enrollment was also subject to a refund calculation, but it was not a straight pro rata calculation. The institution had to refund any monies it collected in excess of the pro rata or other applicable portion to the appropriate lenders or Title IV Programs in a particular order.

The 1998 HEA Amendments rescinded the limitation on how much of a student's tuition and fees an institution could retain for a withdrawing student, but the standards of most state education authorities that regulate our institutes (the "SEAs") and the Accrediting Council for Independent Colleges and Schools ("ACICS") that accredits our institutes continue to impose such a limitation. The 1998 HEA Amendments and their implementing regulations impose a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. These new requirements contained in the 1998 HEA Amendments must be implemented by all institutions no later than October 7, 2000, but an institution may elect to begin complying with these new standards at an earlier date. We do not plan to elect to comply with these new standards prior to October 7, 2000.

Under the policies of the ACICS and several of the SEAs, in a variety of instances withdrawing students will still be obligated to the institution under the new HEA requirements for education costs that the students can no longer pay with Title IV Program funds. In these instances, we expect that many withdrawing students will be unable to pay such costs and that we will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, the new HEA requirements could have a material adverse effect on our financial condition, results of operations and cash flows beginning with our 2001 fiscal year.

The ''90/10'' Rule. Under a provision of the HEA commonly referred to as the ''90/10'' Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. Prior to the 1998 HEA Amendments, the applicable percentage was 85%. For our 1999 fiscal year, none of our campus groups derived more than 78% of its revenues from Title IV Programs. For our 1999 fiscal year, the range for our campus groups was from approximately 62% to approximately 78%.

Due to the expansion and increased availability of funding under certain Title IV Programs in recent years, we believe that students have increasingly relied on Title IV Programs to finance their education and will probably continue to do so. Our students' reliance on Title IV Programs increases the prospect that we will indirectly derive a greater percentage of our revenues from Title IV Programs. In an effort to prevent any future loss of Title IV Program eligibility by any of our campus groups as a result of the 90/10 Rule, we have implemented various measures to limit the percentage of applicable revenues we indirectly derive from Title IV Programs. Some of these alternatives require us to incur additional costs.

Additional Locations and Programs. Our expansion plans assume we will be able to continue to obtain the necessary DOE, ACICS and SEA approvals to establish new institutes as additional locations of existing main campuses and to expand the program offerings at our existing institutes. From 1997 through 1999, we established nine new additional locations, all of which are participating in Title IV Programs, and added 65 programs at our existing institutes. The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. An institution that is certified to participate in Title IV Programs can establish additional locations that may, after review by the DOE, participate in Title IV Programs without satisfying the two-year requirement, so long as each additional location satisfies all other applicable requirements.

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

The ACICS criteria generally permit an institution's main campus to establish an additional location. Although the ACICS accreditation criteria may limit our ability to establish additional locations and expand the programs offered at an institute in certain circumstances, we do not believe, based on our current understanding of how the accreditation criteria will be applied, that these limitations will have a material adverse effect on our expansion plans. See ''— State Authorization and Accreditation .''

State laws and regulations generally treat each of our institutes as a separate, unaffiliated institution and do not distinguish between main campuses and additional locations. State laws and regulations generally do not limit the number of institutes that we can establish within the state or the number of programs that our institutes can offer, so long as each institute satisfies all requirements to obtain any required state authorizations. In some states, the requirements to obtain state authorization limit our ability to establish new institutes and offer new programs. The process of obtaining any required state authorizations can also delay the opening of new institutes or the offering of new programs. Based on our current understanding of how the state laws and regulations in effect in the states where we are located or anticipate establishing a new location will be applied, we do not believe that these limitations will have a material adverse effect on our expansion plans. See ''—State Authorization and Accreditation.''

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

Our San Antonio, Texas institute had a FFEL/FDL cohort default rate exceeding 25% for one of the three most recent federal fiscal years for which the DOE has published such rates. This was one reason that this institute was provisionally recertified for participation in Title IV Programs following Starwood Hotels' acquisition of ITT. The DOE told the San Antonio institute that it would remain provisionally certified until its FFEL/FDL cohort default rates for three consecutive federal fiscal years are all below 25%. Twenty–eight of our campus groups (consisting of 60 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been calculated. To date, the DOE has not placed any of our campus groups on provisional certification status because of its Perkins cohort default rate. See ''— Regulation of Federal Financial Aid Programs—Student Loan Defaults '' and '' —Regulation of Federal Financial Aid Programs —Eligibility and Certification Procedures.''

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

Eligibility and Certification Procedures. The HEA and its implementing regulations require each institution to periodically reapply to the DOE for continued certification to participate in Title IV Programs. The DOE recertifies each institution deemed to be in compliance with the HEA and the DOE's regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. In 1998, the DOE provisionally recertified all 29 of our campus groups following the change in control of our institutes caused by Starwood Hotels' acquisition of ITT. The DOE normally requires an institution to submit an updated application for institutional certification when it opens an additional location that offers at least 50% of a full educational program or raises its level of program offering.

The DOE may place an institution on provisional certification status for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the DOE may renew the institution's provisional certification. The DOE may withdraw an institution's provisional certification without advance notice if the DOE determines that the institution is not fulfilling all material requirements. The DOE may also more closely review an institution that is provisionally certified if it applies for approval to open a new location or make some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

Any institution seeking certification to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the DOE will require the institution to reapply for continued certification. None of our institute campus groups were provisionally certified by the DOE prior to Starwood Hotels' acquisition of ITT in February 1998. As a result of that acquisition, the DOE recertified each of our campus groups to participate in Title IV Programs on a provisional basis for a three-year period. As an additional condition of each campus group's provisional certification, the DOE directed us to address certain issues related to our financial condition and financial statements. See "— Change in Control ." The DOE also placed one additional condition on the provisional certification of three campus groups (consisting of five institutes), as follows:

  the DOE cited the San Antonio institute for having a FFEL/FDL cohort default rate exceeding 25% for at least one of the three most recent federal fiscal years for which such rates had been published, and advised that institute that it would stay on provisional certification status until its rates for three consecutive federal fiscal years are all below 25%;
  the DOE cited the San Diego, California institute for having a pending DOE program review, and advised it that it would stay on provisional certification status until all liabilities identified in the program review were paid and all deficiencies identified in the program review were resolved; and
  the DOE cited the Youngstown, Ohio campus group (consisting of three institutes) because the ACICS had only temporarily extended the campus group's accreditation following Starwood Hotels' acquisition of ITT and had not yet formally reaccredited the campus group.

In August 1998, the DOE formally closed the DOE program review of the San Diego institute and the ACICS formally reaccredited the Youngstown campus group. See ''—Change in Control.''

Title IV Program Funds Management. DOE regulations govern how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. This regulation increases the number of disbursements of federal student loans that institutions on a quarter system must make, which delays our receipt and disbursement of federal student loan funds. These regulations also expand the requirements for institutions to notify Title IV Program fund recipients of certain information and reduce the time by which an institution must return undisbursed Title IV Program funds. These regulations have not had, and we do not believe that they will have, a material adverse effect on our financial condition or results of operations.

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

During 1999, one lender made approximately 65% of all FFEL program loans received by our students. We believe that other lenders would be willing to make FFEL program loans to our students if such loans were no longer available from our primary lender, but we cannot assure you of this. The HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make FFEL program loans to its students. Using a lender of last resort may delay the receipt of FFEL program loans by our students and slightly reduce the total loan access for our students, but should not have a material adverse effect on us. Lenders of last resort will not provide loans under the Federal PLUS program (a FFEL program), which accounted for 12% of our revenues in 1999, and are not required to provide unsubsidized loans under the Federal Stafford Loan program (a FFEL program), which accounted for 23% of our revenues in 1999.

During 1999, one student loan guaranty agency guaranteed approximately 94% of all FFEL program loans received by our students. We believe that other guaranty agencies would be willing to guarantee FFEL program loans received by our students if that guaranty agency ceased guaranteeing such loans or reduced the volume of loans guaranteed, but we cannot assure you of this. Most states have a designated guaranty agency that we believe would guarantee most, if not all, FFEL program loans received by our students in that state. In addition, the HEA's lender of last resort program provides for the guarantee of FFEL program loans made by lenders of last resort. Thus, any reduction in the volume of FFEL program loans for our students guaranteed by the institutes' primary guaranty agency should not have a material adverse effect on our financial condition, results of operations or cash flows. We do not make or guarantee any Title IV Program loans to any student attending any of our institutes.

Compliance with Regulatory Standards and Effect of Regulatory Violations. Our internal audit department reviews our institutes' compliance with Title IV Program requirements. Our audit plan provides for an annual compliance review of each of our institutes. The review addresses numerous compliance areas, including student tuition refunds, student academic progress, student admissions, graduate employment, student attendance, student financial aid applications and implementation of prior audit recommendations.

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

Significant violations of Title IV Program requirements by us or any of our institutes could be the basis for a proceeding by the DOE to limit, suspend or terminate the participation of the affected institutes in Title IV Programs. If the DOE terminates an institution's participation in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in the FFEL, FDL, Pell or Perkins programs due to high cohort default rates for three consecutive years normally may not apply to resume participation in those programs for at least two federal fiscal years. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 90/10 Rule may not apply to resume participation in Title IV Programs for at least one year.

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

State Authorization and Accreditation

We are subject to extensive and varying regulation in each of the 28 states in which we currently operate an institute and in five other states in which our institutes recruit students. Each of our institutes must be authorized by the applicable SEAs to operate and grant degrees or diplomas to their students. In addition, some states require an institute to be in operation for a period of up to two years before such institute can be authorized to grant degrees. Currently, each of our 67 institutes has received authorization from one or more SEAs.

Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing institutes to the bachelor and/or master degree level requires the approval of the SEAs and the ACICS. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or to obtain authorization to operate in some states. If any one of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. Closing one of our institutes for any reason could have a material adverse effect on our financial condition or results of operations.

The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement. In 1999, 64 of our institutes were reviewed and granted initial accreditation by the ACICS.

State authorization and accreditation by a recognized accrediting commission are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the DOE. None of our institutes is on probation or subject to a financial or outcomes review with the ACICS. The loss of accreditation by one of our existing institutes or the failure of a new technical institute to obtain full accreditation:

  would make only the affected institute ineligible to participate in Title IV Programs, if the affected institute was an additional location;
  would make the entire campus group ineligible to participate in Title IV Programs, if the affected institute was a main campus; and
  could have a material adverse effect on our financial condition, results of operations and cash flows.

In 1999, we changed the accreditation of 61 of our institutes that were accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") to the ACICS. We believe that the ACICS accreditation is more appropriate for our institutes for a number of reasons, including the following:

  the ACICS's scope of accreditation, as recognized by the DOE, includes master degree programs, unlike the ACCSCT's scope of accreditation;

  the ACICS's accrediting standards are more applicable to degree-granting institutions than are the ACCSCT's accrediting standards; and
  the laws and/or regulations of many SEAs may, in the future, require institutions to be accredited by an accrediting commission recognized by the Council for Higher Education Accreditation (''CHEA''). The ACICS, but not the ACCSCT, is recognized by the CHEA.

Changing the accreditation of 61 of our institutes from the ACCSCT to the ACICS required us to incur additional expense and adjust some of our practices. In addition, we had to demonstrate to the DOE that reasonable cause existed for changing the accreditation of our institutes from the ACCSCT to the ACICS. The DOE approved the change of our institutes' accreditation from the ACCSCT to the ACICS. We do not believe that changing the accreditation of our institutes from the ACCSCT to the ACICS will have a material adverse effect on our financial condition, results of operations or cash flows.

Change in Control

The DOE, the ACICS and most of the SEAs have laws, regulations and/or criteria (collectively "Regulations") pertaining to the change in ownership and/or control (collectively "change in control") of institutions, but these Regulations do not uniformly define what constitutes a change in control. The DOE's Regulations describe some transactions that are a change in control, including the transfer of a controlling interest in the voting stock of an institution or such institution's parent corporation. The DOE's standards also specify that a change in control of a publicly traded corporation, such as ESI, occurs when there is an event that obligates the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control. Most of the SEAs include the sale of a controlling interest of common stock in the definition of a change in control. The ACICS defines a change in control of a publicly traded corporation to include, among other things:

  a change in 50% or more of the voting members of the corporation's board of directors in any rolling, 12-month period;
  a change in the number of voting members of the corporation's board of directors in any rolling, 12-month period that allows a group of directors to exercise control who could not exercise control before the change;
  the acquisition of 50% or more of the total outstanding voting shares of the corporation by any entity; or
  any transaction that is deemed by an appropriate governmental agency to constitute a change in control.

The change in control Regulations adopted by the DOE, the ACICS and the SEAs are subject to varying interpretations as to whether a particular transaction constitutes a change in control.

When a change in control occurs under the DOE's regulations, an institution's eligibility to continue to participate in Title IV Programs is subject to review and the institution could lose such eligibility, with the result that the institution would no longer be able to authorize or, with limited exceptions, disburse Title IV Program funds to its students. Under the 1998 HEA Amendments and regulations issued by the DOE in October 1999, the DOE may provisionally certify an institution for a temporary period following a change in control if the institution submits a materially complete application for reinstatement within 10 business days after the change in control. This temporary certification enables the institution to continue to participate in Title IV Programs pending the DOE's review of its complete application, if such complete application is filed by the last day of the month following the month in which the change of control occurred. For this purpose, a complete application must include an audited balance sheet of the institution as of the date of the change in control and documentation that the institution, including both the main campus and any additional locations, are authorized by the appropriate SEA or SEAs and accredited by an accrediting commission recognized by the DOE following the change in control. The DOE's reinstatement of an institution's certification to participate in Title IV Programs depends on its determination that the institution, under its new ownership and control, complies with specified DOE requirements for institutional eligibility. The time required for the DOE to make such a determination can vary but, if the institution satisfies the application criteria and time frames specified above in this paragraph, the institution will be certified while the DOE conducts its review.

The ACICS will not reaccredit an institution following a change in control until the institution submits an application for reaccreditation, which requires documentation that the institution has been reauthorized or continues to be authorized by the appropriate SEA or SEAs. The ACICS criteria and procedures provide that, generally within five business days after an institution documents that it has been reauthorized or continues to be authorized by the appropriate SEA or SEAs following a change in control, the ACICS will determine whether to temporarily reinstate the institution's accreditation for an undefined period to allow for the completion and review of the application.

Many SEAs require that a change in control of an institution be approved before it occurs in order for the institution to maintain its SEA authorization. Other SEAs will only review a change in control of an institution after it occurs.

In March 1998, the DOE approved the reinstatement of our institutes' participation in Title IV Programs following the change in control occasioned by Starwood Hotels' acquisition of ITT. The DOE's approval was on a provisional basis, which is the DOE's practice for all institutions following a change in control. As an additional condition of each institute's provisional certification, the DOE directed us to maintain a sufficient, but undefined, level of cash or cash equivalents, and to revise our current accounting treatment of direct marketing costs, revenue recognition and amortization of direct marketing costs or provide evidence that our treatment of these items conforms with Generally Accepted Accounting Principles (''GAAP''). We believe that our treatment of the items identified by the DOE is in accordance with GAAP and we have continued to communicate our position to the DOE, but we cannot assure you that the DOE will agree with our position. If the DOE required us to use certain accounting methods that differ from the methods we presently use, then we could be forced to change certain of our accounting practices. We do not believe that such a change would have a material adverse effect on our financial condition or results of operations before the cumulative effect of any change in accounting. Three of our campus groups (consisting of five institutes) each had one additional condition placed on its provisional certification. See ''— Regulation of Federal Financial Aid Programs—Eligibility and Certification Procedures .''

The February 1999 Offering was not a change in control under the Regulations of the DOE or the ACICS, but the February 1999 Offering was a change in control under the Regulations of some of the SEAs. The ACCSCT advised us that none of our institutes' accreditation by the ACCSCT would be affected by the February 1999 Offering. We obtained all of the approvals of the February 1999 Offering from the SEAs that required approval. As a result, the February 1999 Offering did not affect our ability to participate in Title IV Programs.

A change in control could occur as a result of future transactions in which we, our institutes or a parent company as defined in DOE regulations are involved. Some corporate reorganizations and some changes in the boards of directors of such corporations are two examples of such transactions. If a future transaction results in a change in control of ESI, our institutes or a parent company, we believe that we will be able to obtain all necessary approvals from the DOE, the SEAs and the ACICS. We cannot assure you, however, that all such approvals can be obtained in a timely manner that would not delay the availability of Title IV Program funds or prevent some students from receiving Title IV Program funds.

A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes failed to timely:

  obtain the approvals of the SEAs required prior to or following a change in control;

  regain accreditation by the ACICS or have their accreditation temporarily continued or reinstated by the ACICS; or

  regain eligibility to participate in Title IV Programs from the DOE or receive temporary certification to continue to participate in Title IV Programs pending further review by the DOE.

Item 2. PROPERTIES.

We lease all of our institute facilities, except for a parking lot we own adjacent to the Houston (North), Texas institute. The average lease term is approximately seven years. As of December 31, 1999, we leased 72 facilities for 70 institutes. One of these leases was for an institute in its first year of operation as of December 31, 1999, three of these leases were for facilities under lease where we plan to open three new institutes in 2000, two of these leases were for an institute that relocated to a different facility in January 2000, and two of these leases were for an institute that utilizes two separate facilities.

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

We lease approximately 41,100 square feet of office space in our headquarters building in Indianapolis, Indiana. As of December 31, 1999, the lease required payments of approximately $2.2 million over the remaining term of the lease, which expires in 2003.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the common stock during the fourth quarter of 1999.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the New York Stock Exchange under the trading symbol ''ESI.'' The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE's consolidated transaction reporting system.

	High	Low
1998
First Quarter	$28.375	$21.375
Second Quarter	32.750	24.375
Third Quarter	33.938	26.000
Fourth Quarter	36.125	23.688
1999
First Quarter	$40.357	$31.500
Second Quarter	39.125	19.688
Third Quarter	28.625	15.000
Fourth Quarter	24.000	14.750

There were approximately 200 holders of record of our common stock on February 28, 2000.

We did not pay a cash dividend in 1998 or 1999. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data of ESI are qualified by reference to and should be read with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report.

	Year Ended December 31,
	1999	1998	1997	1996	1995
	(In thousands, except per share and operating data)
Statement of Income Data:
Revenues	$316,370	$291,375	$261,664	$232,319	$201,831
Cost of educational services	191,760	176,487	163,053	145,197	130,338
Student services and administrative expenses	86,953	81,522	72,388	66,546	57,268
Legal settlements	—	12,858	—	—	—
Offering, change in control and other one-time expenses	900	1,872	—	—	—

Total costs and expenses	279,613	272,739	235,441	211,743	187,606
Operating income	36,757	18,636	26,223	20,576	14,225
Interest income, net (a)	2,396	5,329	5,565	4,119	4,802

Income before income taxes and cumulative effect of change in accounting principle	39,153	23,965	31,788	24,695	19,027
Income taxes	14,802	10,024	12,665	9,844	7,636

Income before cumulative effect of change in accounting principle	24,351	13,941	19,123	14,851	11,391
Cumulative effect of change in accounting principle for institute start-up costs, net of tax	(823)	—	—	—	—

Net income	$23,528	$13,941	$19,123	$14,851	$11,391

Earnings per share (b):
Basic	$0.93	$0.52	$0.71	$0.55	$0.42
Diluted	$0.93	$0.51	$0.71	$0.55	$0.42

Other Operating Data:
EBITDA(c)	$47,907	$27,918	$34,162	$28,069	$21,767
Operating losses from new technical institutes
before income taxes (d)	$5,096	$5,257	$3,165	$5,721	$7,123
Capital expenditures, net	$17,005	$11,381	$11,465	$7,868	$8,206
Number of students at end of period	26,428	25,608	24,498	22,633	20,618
Number of technical institutes at
end of period	67	65	62	59	56

	At December 31,
	1999	1998	1997	1996	1995
Balance Sheet Data:
Cash, restricted cash, cash invested
with ITT and marketable debt securities	$67,961	$119,268	$98,689	$95,793	$77,517
Total current assets	89,082	138,758	112,958	108,449	87,567
Property and equipment less
accumulated depreciation	31,686	24,985	22,886	19,360	18,985
Total assets	131,002	175,571	145,914	135,749	114,284
Total current liabilities	68,622	70,241	55,946	65,405	58,766
Shareholders' equity	57,771	101,856	87,815	68,692	53,841

(a)	See Note 3 of Notes to Consolidated Financial Statements for information concerning intercompany interest between ESI and ITT.
(b)	Earnings per share data are based on historical net income and the number of shares of our common stock outstanding during each period after giving retroactive effect to the three-for-two stock splits in April and November 1996. Earnings per share for all periods have been calculated in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share. "
(c)	EBITDA represents earnings before interest and financial charges, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. We have included information concerning EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because we understand that certain investors use it as one measure of an issuer's financial performance. EBITDA is not an alternative to operating income (as determined in accordance with generally accepted accounting principles), an indicator of our performance or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or a measure of liquidity.
(d)	Operating losses from new technical institutes before income taxes represents operating losses before income taxes, including amortization of deferred start-up costs, for institutes in the first 24 months after their first class start.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read with the Selected Financial and Operating Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

We operate 67 institutes in 28 states which provide technology-oriented postsecondary education to approximately 26,000 students. We derive our revenue almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially the Title IV Programs. In 1999, we indirectly derived approximately 69% of our revenues from Title IV Programs.

Our revenue varies based on the aggregate student population, which is influenced by the following factors:

  the number of students attending our institutes at the beginning of a fiscal period;
  the number of new first-time students entering and former students re-entering our institutes during a fiscal period;
  student retention rates; and
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

A new institute must be authorized by the state in which it will operate, accredited by an accrediting commission that the DOE recognizes, and certified by the DOE to participate in Title IV Programs. The approval processes for accreditation and DOE certification cannot commence until the first students begin classes. Accreditation and DOE certification for a new location generally take approximately nine months from the first class start date. Prior to January 1, 1999, we deferred certain direct costs incurred with respect to a new institute prior to the first class start (''institute start-up costs'') and amortized them over the first year of operation after the first class start. Beginning January 1, 1999, we began expensing institute start-up costs as incurred. From January 1, 1995 through December 31, 1999, we opened 14 new institutes (six of which started classes in 1997 or 1998 and three of which started classes in 1999). New institutes historically incur a loss during the 24-month period after the first class start date. These losses during a fiscal year by institutes in their first two years of operation, together with the amortization of institute start-up costs, are referred to as ''operating losses from new technical institutes.'' The operating losses from new technical institutes totaled $5.1 million for the year ended December 31, 1999, $5.3 million for the year ended December 31, 1998 and $3.2 million for the year ended December 31, 1997.

We earn tuition revenue on a weekly basis, pro rata over the length of each of four, 12-week academic quarters in each fiscal year. Federal and state regulations and accrediting commission criteria generally require us to refund a portion of the tuition payments received from a student who withdraws from one of our institutes during an academic quarter. Our statement of income recognizes immediately the amount of tuition, if any, that we may retain after payment of any refund.

We incur expenses throughout a fiscal period in connection with the operation of our institutes. The cost of educational services includes faculty and administrative salaries, cost of books sold, occupancy costs, depreciation and amortization of equipment costs and leasehold improvements, and certain other administrative costs incurred by our institutes.

Student services and administrative expenses include direct marketing costs (which are marketing expenses directly related to new student recruitment), indirect marketing expenses, an allowance for doubtful accounts and administrative expenses incurred at corporate headquarters. Direct marketing costs include salaries and employee benefits for recruiting representatives and direct solicitation advertising expenses. We capitalize our direct marketing costs (excluding advertising expenses) using the successful efforts method and amortize them on an accelerated basis over the average course length of 24 months commencing on the class start date. We expense as incurred our marketing costs that do not relate to the direct solicitation of potential students. In March 1998, as part of the DOE's reinstatement of our institutes' participation in Title IV Programs following our change in control resulting from Starwood Hotel's February 23, 1998 acquisition of ITT, the DOE, among other things, directed us to revise our current accounting treatment of direct marketing, revenue recognition and amortization of direct marketing costs or provide evidence that our treatment of these items conforms with GAAP. We believe that our treatment of the items identified by the DOE is in accordance with GAAP and we have continued to communicate our position to the DOE, but we cannot assure you that the DOE will agree with our position. If the DOE required us to use certain accounting methods that differ from the methods we presently use, then we could be forced to change certain of our accounting policies. We do not believe that such a change would have a material adverse effect on our financial condition or results of operations before the cumulative effect of any change in accounting.

We have been performing our own cash management functions since February 5, 1998. Prior to February 5, 1998, ITT provided cash management services to us. We have included the invested funds in the captions ''cash and cash equivalents'' and ''marketable debt securities'' in the December 31, 1999 balance sheet. The marketable debt securities have maturity dates in excess of 90 days at the time of purchase and we record them at their market value. We include debt securities with original maturity dates of less than 90 days in cash and cash equivalents and record such securities at cost which approximates market value. We estimate that the market risk associated with our investments in marketable debt securities can best be measured by a potential decrease in the fair value of these securities resulting from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of securities would not be material.

Variations in Quarterly Results of Operations

Our quarterly results of operations have tended to fluctuate significantly within a fiscal year because of differences in the number of weeks of earned tuition revenue in each fiscal quarter and the timing of student matriculations. Prior to the first quarter of 2000, our first and third fiscal quarters had 13 weeks of earned tuition revenue, while our second and fourth quarters had only 11 weeks of earned tuition revenue because of two-week student vacation breaks in June and December. In addition, revenues in our third and fourth fiscal quarters generally benefit from increased student matriculations. The number of new students entering our institutes tends to be substantially higher in June (27% of all new students in 1999) and September (36% of all new students in 1999) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of costs, however, and costs do not fluctuate significantly on a quarterly basis. Commencing with the first quarter of 2000, each of our four quarters will have 12 weeks of tuition revenue.

The following table sets forth our revenues in each quarter during the three prior fiscal years.

Quarterly Revenue (Dollars in thousands)
Three-Month Period Ended	1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent

March 31	$79,972	25%	$72,287	25%	$64,476	25%
June 30	70,638	22	65,077	22	58,412	22
September 30	87,465	28	81,700	28	73,060	28
December 31	78,295	25	72,311	25	65,716	25

Total for Year	$316,370	100%	$291,375	100%	$261,664	100%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenues for the periods indicated.

	Year Ended December 31,
	1999	1998	1997
Revenues	100.0%	100.0%	100.0%
Cost of educational services	60.6	60.6	62.3
Student services and administrative expenses	27.5	28.0	27.7
Legal settlements	—	4.4	—
Offering, change in control and other one-time expenses	0.3	0.6	—

Operating income	11.6	6.4	10.0
Interest income, net	0.8	1.8	2.1

Income before income taxes and cumulative effect of change in accounting principle	12.4%	8.2%	12.1%

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Revenues. Revenues increased $25.0 million, or 8.6%, to $316.4 million for the year ended December 31, 1999 from $291.4 million for the year ended December 31, 1998 primarily due to:

  a 5% increase in tuition rates in each of September 1999 and 1998;
  a 4.5% increase in the total student enrollment at January 1, 1999 compared to January 1, 1998 (25,608 at January 1, 1999 compared to 24,498 at January 1, 1998); and
  a 9.0% increase in the number of first-time and re-entering students beginning classes at our institutes (26,716 in 1999 compared to 24,521 in 1998).

The total student enrollment on December 31, 1999 was 26,428, an increase of 3.2% from the 25,608 total student enrollment on December 31, 1998.

Cost of Educational Services. Cost of educational services increased $15.3 million, or 8.7%, to $191.8 million in 1999 from $176.5 million in 1998. The principal causes of this increase include:

  the costs required to service the increased enrollment;
  normal inflationary cost increases for wages, rent and other costs of services; and
  increased costs at new institutes (one in March 1998, one in June 1998, one in October 1998, two in January 1999 and one in April 1999).

Cost of educational services as a percentage of revenues was 60.6% in 1999, which was the same percentage as in 1998.

Student Services and Administrative Expenses. Student services and administrative expenses increased $5.5 million, or 6.7%, to $87.0 million in 1999 from $81.5 million in 1998. Student services and administrative expenses decreased to 27.5% of revenues in 1999 compared to 28.0% in 1998 primarily because the percentage increase in the costs associated with the sales representatives that we employed in 1999 was less than the percentage increase in revenues in 1999. Media advertising costs in the year ended December 31, 1999 were 9.6% more than in the year ended December 31, 1998.

One-Time Expenses. We recorded a $12.9 million ($0.28 per share) provision for the settlement of certain legal proceedings and claims in 1998. (See Note 10 of Notes to Consolidated Financial Statements). In 1999, we incurred net one-time expenses of $0.9 million ($0.02 per share) associated with the costs of the February 1999 Offering and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT. In June 1998, we incurred total expenses of $1.1 million ($0.04 per share) for the June 1998 Offering. In addition, we incurred expenses of $0.8 million ($0.02 per share) in 1998 associated with our change in control and establishment of new employee benefit plans.

Operating Income. The following table sets forth our operating income (in thousands) for the year ended December 31, 1999 and 1998:

	Year Ended December 31,
	1999	1998
Operating income as reported	$36,757	$18,636
Legal settlements	—	12,858
Offering expenses, change in control and other one-time expenses	900	1,872

Operating income before one-time expenses	$37,657	$33,366

Interest Income. Interest income, net decreased $2.9 million in 1999 compared to 1998, which was primarily due to the reduction in our cash and cash equivalents, restricted cash and marketable debt securities as a result of our repurchase of 2.4 million shares of ESI common stock for $68.9 million throughout 1999.

Income Taxes. Our combined effective federal and state income tax rate in 1998 was 41.8%. Our 1999 federal and state income tax rate was 37.8%, as a result of lower state income taxes.

Net Income. The following table sets forth our net income (in thousands) for the year ended December 31, 1999 and 1998:

	Year Ended December 31,
	1999	1998
Net income (as reported)	$23,528	$13,941
Legal settlements (after tax)	—	7,715
Offering expenses, change in control and other one-time expenses	554	1,501
Cumulative effect of change in accounting principle (after tax)	823	—

Net income before one-time expenses and cumulative effect of change in accounting principle	$24,905	$23,157

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

  the costs required to service the increased enrollment;

  normal inflationary cost increases for wages, rent and other costs of services; and

  increased costs at new institutes (one opened in June 1997, two in December 1997, one in March 1998, one in June 1998 and one in October 1998).

Cost of educational services as a percentage of revenues decreased to 60.6% in 1998 compared to 62.3% in 1997, because the greater revenues did not cause an increase in the fixed portion of our rent, administrative salaries and other costs included in cost of educational services. Cost of educational services included a $1.2 million provision in 1998 (compared to a $3.2 million provision in 1997) for legal expenses associated with the legal actions involving the hospitality program. Excluding this provision, cost of educational services in 1998 would have been 60.2% of revenues, a 0.9% improvement from 1997.

Student Services and Administrative Expenses. Student services and administrative expenses increased $9.1 million, or 12.6%, to $81.5 million in 1998 from $72.4 million in 1997. Student services and administrative expenses increased to 28.0% of revenues in 1998 compared to 27.7% in 1997 primarily because of increased media advertising (up 14.8%) and an increase in the provision for doubtful accounts. The increase in the provision for doubtful accounts resulted from a decrease in the amount of Title IV Program funds we received, which was caused by a change in the DOE regulations that became effective July 1, 1997. The DOE regulations revised the procedures governing how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. The revised regulations require us to receive Title IV Program loan funds in three equal quarterly disbursements rather than the two disbursements previously permitted.

One-Time Expenses. We recorded a $7.7 million after tax ($0.28 per share) provision for the settlement of certain legal proceedings and claims in 1998. (See Note 10 of Notes to Consolidated Financial Statements) . In June 1998, we incurred total expenses for the June 1998 offering of $1.0 million after tax ($0.04 per share). In addition, we incurred expenses of $0.5 million after tax ($0.02 per share) in 1998 associated with our change in control and establishment of new employee benefit plans.

Operating Income. The following table sets forth our operating income (in thousands) for the year ended December 31, 1998 and 1997:

	Year Ended December 31,
	1998	1997
Operating income as reported	$18,636	$26,223
Legal settlements	12,858	—
June 1998 Offering expenses	1,117	—
Change in control and other one-time expenses	755	—

Operating income before one-time expenses	$33,366	$26,223

Interest Income. Interest income decreased $0.2 million in 1998 compared to 1997, which was primarily due to the lower interest rate earned on our cash investments and marketable debt securities (i.e., 5.5% in 1998 compared to 6.3% in 1997) partially offset by the earnings on our increased invested balances.

Income Taxes. Our combined effective federal and state income tax rate in 1997 was 39.8%. Our 1998 federal and state income tax rate was 41.8%, because $0.9 million of the June 1998 offering expenses were not tax deductible.

Net Income. The following table sets forth our net income (in thousands) for the year ended December 31, 1998 and 1997:

	Year Ended December 31,
	1998	1997
Net income (as reported)	$13,941	$19,123
Legal settlements (after tax)	7,715	—
June 1998 Offering expenses (after tax)	1,048	—
Change in control and other one-time expenses (after tax)	453	—

Net income before one-time expenses	$23,157	$19,123

Liquidity and Capital Resources

In 1999, we indirectly derived approximately 69% of our revenues from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year, which consists of three academic quarters. Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or ten days before the start of the first academic quarter of a student's academic year, and the second and third disbursements are typically received ten days before the start of each subsequent quarter of a student's academic year. While the timing of loan disbursements to us is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, we have typically received student loan funds upon the lender's disbursement of the student loan funds.

Simultaneous with the close of the February 1999 Offering, we repurchased 1,500,000 shares of our common stock from ITT at the per share price to the public of the shares sold in the February 1999 Offering, less underwriters' commissions and discounts, for an aggregate cost of $49,088 (the "February 1999 Stock Repurchase ").

On April 21, 1999, our Board of Directors authorized ESI to repurchase up to 2,000,000 outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subsequent to the February 1999 Stock Repurchase, we repurchased 919,000 shares of our common stock at an average cost of $21.57 per share, or $19.8 million in total. All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including institute start-up costs for new institutes. Our net cash items (consisting of cash and cash equivalents, restricted cash and marketable debt securities) decreased from $119.3 million at December 31, 1998 to $68.0 million at December 31, 1999. This decrease was due to our repurchase of 2,419,000 shares of our common stock for $68.9 million during 1999. Excluding our stock repurchase, cash items increased $17.6 million. Marketable debt securities and cash equivalents ranged from a low of $25.8 million in August 1999 to a high of $119.3 million on January 1, 1999.

We have generated positive cash flows from operations for the past five years. Cash flows from operations in 1999 was $34.0 million (excluding the $23.2 million decrease in marketable debt securities), an increase of $2.1 million from $31.9 million (including the $38.3 million increase in marketable debt securities) in 1998. This increase was primarily due to higher cash flows from operations caused by the increase in income and offset by the payment of the 1998 legal settlement amount in 1999.

At December 31, 1999, we had positive working capital of $20.5 million. Deferred tuition revenue, which represents the unrecognized portion of tuition revenue received from students, was $36.6 million at December 31, 1999.

An institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution's students default on federal student loans exceed specific percentages. An institution whose cohort default rate on loans under the FFEL program and the FDL program is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in those programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, the 1998 HEA Amendments provide that if an institution becomes ineligible to participate in the FFEL and FDL programs following the publication of its federal fiscal year FFEL/FDL cohort default rate, the institution will also be ineligible to participate in the Pell program for the same period of time.

None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1997 federal fiscal year, the most recent year for which the DOE has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 1998 federal fiscal year, which preliminary rates were issued by the DOE in February 2000. One of our prior campus groups, consisting only of the institute in Garland, Texas, had FFEL/FDL cohort default rates exceeding 25% for three consecutive federal fiscal years beginning with the 1993 federal fiscal year. Consequently, in June 1998, the Garland institute became ineligible to participate in the FFEL and FDL programs. Shortly thereafter, we stopped enrolling new students in the Garland institute. In June 1999, we closed the Garland institute after all of the students enrolled either completed their programs of study or transferred to another school. The Garland institute accounted for approximately 0.3% of our revenues in 1999. After the Garland institute became ineligible to participate in FFEL and FDL programs, we arranged for an unaffiliated, private funding source to provide loans to the students enrolled in the Garland institute. This alternative financing source required us to guarantee repayment of the loans it issued. Based on our experience with the repayment of Title IV Program loans by students who attended the Garland institute, we believe that such guaranty should not result in a material adverse effect on our financial condition, results of operations or cash flows.

Prior to the 1998 HEA Amendments, the HEA limited how much of a student's tuition and fees an institution could retain for a student who withdrew from the institution. A student was only obligated for a pro rata portion of the education costs charged by the institution, if the student withdrew during the first 60% of the student's first period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. A student who withdrew after the first period of enrollment was also subject to a refund calculation, but it was not a straight pro rata calculation. The institution had to refund any monies it collected in excess of the pro rata or other applicable portion to the appropriate lenders or Title IV Programs in a particular order.

The 1998 HEA Amendments rescinded the limitation on how much of a student's tuition and fees an institution could retain for a withdrawing student, but the standards of most SEAs and the ACICS continue to impose such a limitation. The 1998 HEA Amendments and their implementing regulations impose a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must refund to the appropriate lenders or Title IV Programs any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. These new requirements contained in the 1998 HEA Amendments must be implemented by all institutions no later than October 7, 2000, but an institution may elect to begin complying with these new standards at an earlier date. We do not plan to elect to comply with these new standards prior to October 7, 2000.

Under the policies of the ACICS and several of the SEAs, in a variety of instances withdrawing students will still be obligated to the institution under the new HEA requirements for education costs that the students can no longer pay with Title IV Program funds. In these instances, we expect that many withdrawing students will be unable to pay such costs and that we will be unable to collect a significant portion of such costs. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, the new HEA requirements could have a material adverse effect on our financial condition, results of operations and cash flows beginning with our 2001 fiscal year.

Under a provision of the HEA commonly referred to as the "90/10" Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. Prior to the 1998 HEA Amendments, the applicable percentage was 85%. For each of our 1998 and 1999 fiscal years, none of our campus groups derived more than 79% of its revenues from Title IV Programs. For our 1999 fiscal year, the range of our campus groups was from approximately 62% to approximately 78%. The 5% increase in the percentage of applicable revenues that we can derive from Title IV Programs increased the aggregate amount of Title IV Program funds that students can use to pay their education costs of attending our institutes. Title IV Program funds are generally paid sooner and are more collectible than tuition payments from other sources. As a result, this 5% increase had a positive impact on our results of operations and cash flows in our 1999 fiscal year.

The DOE, the ACICS and most of the SEAs have Regulations pertaining to the change in control of institutions, but these Regulations do not uniformly define what constitutes a change in control. When a change in control occurs under the DOE's Regulations, an institution's eligibility to continue to participate in Title IV Programs is subject to review and the institution could lose such eligibility, with the result that the institution would no longer be able to authorize or, with limited exceptions, disburse Title IV Program funds to its students. The DOE may provisionally certify an institution for a temporary period following a change in control. The DOE's reinstatement of an institution's certification to participate in Title IV Programs depends on its determination that the institution, under its new ownership and control, complies with specified DOE requirements for institutional eligibility. The time required for the DOE to make such a determination can vary but, if the institution submits a materially complete application for reinstatement within 10 business days after the change in control, the institution will be certified while the DOE conducts its review.

The February 1999 Offering was not a change in control under the Regulations of the DOE or the ACICS, but it was a change in control under the Regulations of some of the SEAs. The ACCSCT advised us that none of our institutes' accreditation by the ACCSCT would be affected by the February 1999 Offering. We obtained all of the approvals of the February 1999 Offering from the SEAs that required approval. As a result, the February 1999 Offering did not affect our ability to participate in Title IV Programs.

A change in control could occur as a result of future transactions in which we, our institutes or a parent company as defined in DOE Regulations are involved. Some corporate reorganizations and some changes in the boards of directors of such corporations are two examples of such transactions. A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes failed, in a timely manner, to be reauthorized by their SEAs, reaccredited by the ACICS or recertified by the DOE to participate in Title IV Programs.

Our capital assets consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture, software and leasehold improvements. We lease all of our building facilities. Capital expenditures totaled $17.0 million during 1999 and included expenditures of $1.3 million for new technical institutes, $6.7 million to expand curricula offerings at existing institutes, $4.2 million to replace or add furniture or equipment at existing institutes, $1.7 million on leasehold improvements and $3.1 million for software that was developed or purchased to enhance our current information systems. Leasehold improvements represent part of our continuing effort to maintain our existing facilities in good condition. Capital expenditures increased by $5.6 million to $17.0 million in 1999 from $11.4 million in 1998, principally due to the expenditure of approximately $7.0 million for the continued roll-out of our computer network systems program. To date, cash generated from operations has been sufficient to meet our capital expenditures.

We plan to continue to upgrade and expand current facilities and equipment. We expect that 2000 capital expenditures will be approximately $28.0 million, of which approximately $11.0 million would be capital expenditures for new curriculum at existing institutes and $7.0 million would be capital expenditures for planned changes in our electronics engineering technology curriculum. The capital additions for a new institute are approximately $0.4 million and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million. We anticipate that our planned capital additions can be funded from cash flows from operations. Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

We do not believe that any reduction in cash and cash equivalents or marketable debt securities that may result from its use to effect any future stock repurchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). We will begin following the guidance provided by SAB 101 effective January 1, 2000. We anticipate that SAB 101 will result in the deferral of our recognition of certain types of revenue and will require a cumulative adjustment that will reduce our net income by approximately $2.8 million in 2000.

Factors That May Affect Future Results

This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; effects of any change in ownership of ESI resulting in a change in control of ESI, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies, including our information technology programs; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item appears on pages F-1 through F-15 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning our directors, nominees for director, executive officers and disclosure of delinquent filers is incorporated herein by reference to ESI's definitive Proxy Statement for our 2000 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to ESI's definitive Proxy Statement for our 2000 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ESI's definitive Proxy Statement for our 2000 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to ESI's definitive Proxy Statement for our 2000 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:

2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts of the Company for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 appear on page F-14.

3. Quarterly Results for 1999 and 1998 (unaudited) appear on page F-15.

4. Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on page S-2, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of ITT Educational Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 29 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" in 1999.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
January 18, 2000

ITT EDUCATIONAL SERVICES, INC. CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (In thousands, except per share data)

	Year Ended December 31,

	1999	1998	1997

Revenues	$316,370	$291,375	$261,664
Costs and Expenses
Cost of educational services	191,760	176,487	163,053
Student services and administrative expenses	86,953	81,522	72,388
Legal settlements	—	12,858	—
Offering, change in control and other one-time expenses	900	1,872	—

Total costs and expenses	279,613	272,739	235,441

Operating income	36,757	18,636	26,223

Interest income, net	2,396	5,329	5,565

Income before income taxes and cumulative effect of change in accounting principle	39,153	23,965	31,788

Income taxes	14,802	10,024	12,665

Income before cumulative effect of change in accounting principle	24,351	13,941	19,123

Cumulative effect of change in accounting principle for institute start-up costs, net of tax	(823)	—	—

Net income	23,528	13,941	19,123
Retained earnings, beginning of period	68,973	55,032	35,909

Retained earnings, end of period	$92,501	$68,973	$55,032

Earnings (loss) per common share (basic):
Income before cumulative effect of change in accounting principle	$0.96	$0.52	$0.71
Cumulative effect of change in accounting principle for institute start-up costs, net of tax	(0.03)	—	—

Net income	$0.93	$0.52	$0.71

Earnings (loss) per common share (diluted):
Income before cumulative effect of change in accounting principle	$0.96	$0.51	$0.71
Cumulative effect of change in accounting principle for institute start-up costs, net of tax	(0.03)	—	—

Net income	$0.93	$0.51	$0.71

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	1999	1998
Assets
Current assets
Cash and cash equivalents	$48,510	$77,335
Restricted cash	4,354	3,617
Marketable debt securities	15,097	38,316
Accounts receivable, less allowance for doubtful accounts of $2,972 and $2,531	11,685	10,772
Deferred income tax	5,441	5,969
Prepaids and other current assets	3,995	2,749

Total current assets	89,082	138,758
Property and equipment, net	31,686	24,985
Direct marketing costs	8,712	7,915
Other assets	1,522	3,913

Total assets	$131,002	$175,571

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$17,730	$15,992
Accrued compensation and benefits	8,576	6,488
Accrued legal settlements	—	7,604
Other accrued liabilities	5,751	7,896
Deferred tuition revenue	36,565	32,261

Total current liabilities	68,622	70,241
Other liabilities	4,609	3,474

Total liabilities	73,231	73,715

Commitments and contingent liabilities (Note 10 )
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 27,034,452 and 27,011,202 issued	270	270
Capital surplus	33,912	32,613
Retained earnings	92,501	68,973
Treasury stock, 2,419,000 shares, at cost	(68,912)	—

Total shareholders' equity	57,771	101,856

Total liabilities and shareholders' equity	$131,002	$175,571

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	1999	1998	1997
Cash flows provided by (used for) operating activities:
Net income	$ 23,528	$ 13,941	$ 19,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,150	9,282	7,939
Provision for doubtful accounts	4,362	4,326	2,354
Deferred taxes	3,780	(3,219)	202
Increase/decrease in operating assets and liabilities:
Marketable debt securities	23,219	(38,316)	—
Accounts receivable	(5,275)	(5,418)	(2,656)
Direct marketing costs	(797)	(1,033)	(1,108)
Accounts payable and accrued liabilities	(7,379)	13,474	2,958
Prepaids and other assets	298	(904)	(1,769)
Deferred tuition revenue	4,304	1,411	(12,682)

Net cash provided by (used for) operating activities	57,190	(6,456)	14,361

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(17,005)	(11,381)	(11,465)
Net decrease in cash invested with ITT Corporation	—	94,800	(4,992)

Net cash provided by (used for) investing activities	(17,005)	83,419	(16,457)

Cash flows provided by (used for) finance activities:
Purchase of treasury stock	(68,912)	—	—
Exercise of stock options	639	100	—

Net cash provided by (used for) finance activities	(68,273)	100	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(28,088)	77,063	(2,096)
Cash, cash equivalents and restricted cash at beginning of period	80,952	3,889	5,985

Cash, cash equivalents and restricted cash at end of period	$ 52,864	$ 80,952	$ 3,889

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ 12,867	$ 12,757	$ 12,352
Interest	174	238	291

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Dollar amounts in thousands, unless otherwise stated)

1. Ownership and Change in Control

From ITT Educational Services, Inc.'s (''ESI'') initial public offering in 1994 until June 9, 1998, ITT Corporation (''ITT'') owned 83.3% of the outstanding shares of ESI common stock.

On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels") completed the acquisition of ITT (the "Merger") and ITT became a subsidiary of Starwood Hotels. As a result of the Merger, a change in control of ESI occurred under regulations of the U.S. Department of Education ("DOE ") and each ITT Technical Institute campus group became ineligible to participate in federal student financial aid programs. Effective March 20, 1998, the eligibility of each ITT Technical Institute campus group to participate in federal student financial aid programs was reinstated by the DOE with certain conditions imposed by the DOE. ESI believes that it is in compliance with or satisfies these DOE conditions (see Note 10) .

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

In conjunction with the February 1999 Offering, ITT paid ESI $2,100 related to the settlement of various intercompany matters, of which $660 is included in capital surplus.

On April 21, 1999, ESI's Board of Directors authorized ESI to repurchase up to 2,000,000 outstanding shares of ESI common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subsequent to the February 1999 Stock Repurchase, ESI repurchased 919,000 shares of ESI common stock at an average cost of $21.57 per share or $19,800 in total. All of the repurchased shares of ESI common stock became treasury shares upon repurchase. ESI may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

2. Summary of Accounting Principles and Policies

Business Activities. ESI is a leading proprietary postsecondary education system primarily offering career-focused, technical degree programs of study. At December 31, 1999, ESI operated 67 technical institutes throughout the United States. ESI maintains its corporate headquarters in Indianapolis, Indiana.

Principles of Consolidation. The consolidated financial statements include the accounts of ESI and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of these financial statements, in conformity with generally accepted accounting principles, includes estimates that are determined by ESI's management.

Cash Equivalents and Marketable Debt Securities. Marketable debt securities are classified as trading securities and have maturity dates in excess of 90 days at the time of purchase and are recorded at their market value. Debt securities with original maturity dates of less than 90 days are included in cash and cash equivalents and are recorded at cost, which approximates market value. The cost of securities sold is based on the first-in, first-out method.

Investment income for the year ended December 31, 1999 and 1998 consists of:

	Year Ended December 31,
	1999	1998
Net realized gains (losses) on the sale of trading securities	$(98)	$11
Interest and dividend income, net	2,880	4,926
Change in net unrealized holding gain (loss)	(354)	85

	$2,428	$5,022

Property and Equipment. ESI includes all property and equipment in the financial statements at cost. Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from three to ten years for furniture and equipment and leasehold improvements. Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.

ESI adopted the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ( "SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective July 1, 1998, which increased net income by $508 ($0.02 per share) in the year ended December 31, 1998. Costs incurred prior to the initial application of this SOP, whether or not capitalized, were not adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. Estimated useful lives generally range from three to eight years for capitalized software.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and deferred tuition revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Marketable debt securities are recorded at their market value.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). ESI will begin following the guidance provided by SAB 101 effective January 1, 2000. ESI anticipates that SAB 101 will result in the deferral of its recognition of certain types of revenue and will require a cumulative adjustment that will reduce its net income by approximately $2,800 in 2000.

Advertising Costs. ESI expenses all advertising costs as incurred.

Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include recruiting representatives' salaries, employee benefits and other direct costs less enrollment fees. Direct marketing costs are amortized on an accelerated basis over the average course length of 24 months commencing on the start date. Direct marketing costs on the balance sheet totaled $8,712 and $7,915 at December 31, 1999 and December 31, 1998, respectively, net of accumulated amortization of $8,015 and $6,895 at those dates, respectively.

Institute Start-Up Costs. Deferred institute start-up costs consist of all direct costs (excluding advertising costs) incurred at a new institute from the date a lease for a technical institute facility is entered into until the first class start. Such capitalized costs are amortized on a straight-line basis over a one-year period. At December 31, 1998, deferred start-up costs included in other assets in the balance sheet totaled $1,354 net of accumulated amortization of $511. In conformity with AICPA SOP 98-5, ''Reporting on the Costs of Start-Up Activities,'' ESI expensed the $1,354 of institute start-up costs, less $531 of deferred taxes, as a cumulative effect of a change in accounting principle in the first quarter of 1999. This new accounting requirement did not have a significant effect on 1999 income before the cumulative effect of the accounting change.

Offering, Change in Control and Other One-Time Expenses. In 1999, ESI incurred net one-time expenses of $900 associated with the costs of the February 1999 Offering and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT. In 1998, ESI incurred expenses of $1,117 for the June 1998 Offering and expenses of $755 associated with its change in control and establishment of new employee benefit plans.

Income Taxes. ESI was included in the consolidated U.S. federal income tax return of ITT prior to June 9, 1998 and determined its income tax provision principally on a separate return basis in conformity with Statement of Financial Accounting Standards (''SFAS'') No. 109. Under a tax sharing policy with ITT, income taxes were allocated to members of the U.S. consolidated group based principally on the amounts they would pay or receive if they filed a separate income tax return. Deferred income taxes were provided on the differences in the book and tax basis of assets and liabilities recorded on ESI's books (temporary differences) at the statutory tax rates expected to be in effect when such differences reversed. Temporary differences related to SFAS No. 106, SFAS No. 112, pension and self-insurance costs were recorded on the books of ITT where the related assets and liabilities were recorded. ITT paid current federal income taxes on behalf of ESI, as calculated under the tax sharing policy, and reflected the funding through the cash invested with ITT Corporation account.

Since June 9, 1998, ESI has filed its own federal income tax returns, paid its own federal income taxes and recorded all deferred income taxes on its books.

Earnings Per Common Share. Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, ''Earnings Per Share.'' Such data is based on historical net income and the average number of shares of ESI common stock outstanding during each period. The number of average shares outstanding utilized for basic earnings per share were 25,235,163 in 1999, 27,001,542 in 1998 and 26,999,952 in 1997. Average shares outstanding utilized for diluted earnings per share were approximately 25,380,000, 27,185,000 and 27,105,000 for 1999, 1998 and 1997, respectively. The difference in shares utilized in calculating basic and diluted earnings per share represents the average number of shares issued under ESI's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options.

3. Related Party Transactions

Prior to the June 1998 Offering, the relationship between ESI and ITT was governed by various agreements summarized as follows:

Intercompany Activities. ITT provided ESI with certain centralized treasury and financing functions. ESI transferred all unrestricted cash receipts to ITT and received funds from ITT for all disbursements. ESI earned interest on the average net cash balance held by ITT, at an interest rate that was set for a 12-month period and was 30 basis points over the most recently published rate for 12-month treasury bills. The net of all such cash transfers as well as charges from ITT for expenses related to ESI's participation in ITT's plans (such as pensions, medical insurance, federal income taxes, etc.) resulted in a net balance of cash invested with ITT. On February 5, 1998, ITT transferred approximately $83,000 to ESI and, since that date, ESI has been performing its own cash management function.

ITT also provided certain risk management and pension management services to ESI until June 9, 1998. The fee (contract service charge) for such services was 0.25% of ESI's annual revenue. The contract service charges were $15 and $654 for the years ended December 31, 1998 and 1997, respectively.

ESI's employees participated in certain employee benefit programs which were sponsored and administered by ITT until June 9, 1998. Administrative costs relating to these services and participation in these plans were charged to ESI using allocation methods management believes were reasonable. ESI paid a processing fee related to its participation in ITT's consolidated medical plan. The processing fee was $159 in 1997.

Tax Agreement. ITT and ESI participated in a tax agreement that provided, among other things, that ESI would pay ITT, with respect to federal income taxes for each period that ESI was included in ITT's consolidated federal return, the amount that ESI would have been required to pay had it filed a separate federal income tax return under the tax sharing policy described in Note 2.

Similarly, with respect to state, corporate, franchise or income taxes for those states where ITT filed a combined or consolidated state return that included ESI, ESI paid ITT an amount as if it filed a separate tax return. With respect to ITT's consolidated federal and state returns, ESI will be responsible for any deficiencies assessed with respect to such returns if such deficiencies relate to ESI. Similarly, ESI will be entitled to all refunds paid with respect to such returns that relate to ESI. ESI will be responsible for all taxes, including assessments, if any, for prior years with respect to all other taxes payable by ESI.

Management believes the consolidated statements of income include a reasonable allocation of costs incurred by ITT which benefited ESI. The aforementioned agreements were modified in connection with the June 1998 Offering.

4. Financial Aid Programs

ESI participates in various Title IV Programs. Approximately 69% of the ESI's 1999 revenue was derived from funds distributed under these programs.

ESI participates in the Federal Perkins Loan (''Perkins'') program and administers on behalf of the federal government a pool of Perkins student loans which aggregated $7,579 and $8,565 at December 31, 1999 and 1998, respectively. ESI has recorded in its financial statements only its aggregate mandatory contributions to this program which at December 31, 1999 and 1998 aggregated $1,547 and $1,581, respectively. ESI has provided $980 and $972, respectively, for potential losses related to funds committed by ESI at December 31, 1999 and 1998.

The Title IV Programs are administered by ESI in separate accounts as required by government regulation. ESI is required to administer the funds in accordance with the requirements of the Higher Education Act of 1965, as amended, and DOE regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event ESI does not comply with federal requirements, or if student loan default rates rise to a level considered excessive by the federal government, ESI could lose its eligibility to participate in the Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Management believes that it is in substantial compliance with the federal requirements.

5. Restricted Cash

ESI participates in the Electronic Funds Transfer (''EFT'') program through the DOE. All monies transferred to ESI via the EFT system are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into ESI's cash account. Such amounts are classified as restricted cash until they are applied to the students' accounts.

6. Property and Equipment

Fixed assets include the following:

December 31,

1999	1998
Furniture and equipment
$81,407	$70,581
Leasehold improvements
10,185	8,699
Capitalized software
3,982	—
Land and land improvements
110	110
Construction in progress
342	583

96,026	79,973
Less accumulated depreciation
(64,340)	(54,988)

$31,686	$24,985

7. Taxes

The provision for income taxes attributable to earnings before income taxes and cumulative effect of change in accounting includes the following:

	Year Ended December 31,
	1999	1998	1997
Current
Federal	$10,141	$11,052	$10,399
State	881	2,191	2,064

	11,022	13,243	12,463
Deferred
Federal	3,081	(2,686)	168
State	699	(533)	34

	3,780	(3,219)	202

	$14,802	$10,024	$12,665

Deferred tax assets (liabilities) include the following:

	December 31,
	1999	1998	1997
Direct marketing costs	$(3,417)	$ (3,105)	$(2,698)
Legal settlements	—	2,983	—
Institute start-up costs	—	(531)	(516)
Depreciation	783	607	759
Reserves and other	1,577	3,209	2,399

Net deferred tax assets (liabilities)	$(1,057)	$ 3,163	$ (56)

Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

	Year Ended December 31,
	1999	1998	1997
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6%	4.1%	4.1%
Non-deductible offering expenses	0.8%	1.5%	—
Permanent differences and other	(0.6)%	1.2%	0.7%

Effective income tax rate	37.8%	41.8%	39.8%

The tax benefit associated with the exercise of non-qualified stock options reduced taxes currently payable by $135 in 1999 and was recorded as an increase to capital surplus.

8. Retirement Plans

Employee Pension Benefits. Prior to June 9, 1998, ESI participated in the Retirement Plan for Salaried Employees of ITT Corporation which covered substantially all employees of ESI. ITT determined the aggregate amount of pension expense on a consolidated basis based on actuarial calculations and such expense was allocated to participating units on the basis of compensation covered by the plan. Charges to ESI by ITT for pension expense for the years ended December 31, 1998 and 1997 were $1,858 and $4,458, respectively.

Effective June 9, 1998, ESI adopted its own non-contributory defined benefit pension plan. This plan, commonly referred to as a cash balance plan, provides benefits based upon annual employee earnings times established percentages of pay based on age and years of service.

During 1999, ESI adopted the ESI Excess Pension Plan, a non-qualified unfunded retirement plan, which covers a select group of management, and that provides for payment of those benefits at retirement that cannot be paid from the qualified ESI pension plan due to federal statutory limits on the amount of benefits that can be paid and compensation that can be recognized under a tax-qualified retirement plan. The practical effect of the ESI Excess Pension Plan is to continue calculation of retirement benefits to all employees on a uniform basis.

The following is information on ESI's plans for 1999 and 1998:

  Net periodic benefit cost:

	Year Ended December 31, 1999	Seven Months Ended December 31, 1998
Service cost	$4,336	$2,217
Interest cost	178	—
Expected return on assets	(15)	—
Recognized net actuarial loss/(gain)	26	—

Net periodic pension cost	$4,525	$2,217

  Change in benefit obligation:

	Year Ended December 31, 1999	Seven Months Ended December 31, 1998
Projected benefit obligation at beginning of period	$2,744	$ —
Service cost	4,336	2,217
Actuarial loss	102	527
Interest cost	178	—
Benefits paid	(30)	—

Projected benefit obligation at end of period	7,330	2,744
Fair value of plan assets	2,058	—

Funded status	(5,272)	(2,744)
Unrecognized net actuarial loss	664	527

Accrued benefit cost	$(4,608)	$(2,217)

  Change in plan assets:

Year Ended December 31, 1999
Fair value of plan assets at beginning of year	$ —
Actual return on plan assets	(47)
Employer contributions	2,135
Benefits paid	(30)

Fair value of plan assets at end of year	$2,058

  Weighted-average assumptions as of September 30, 1999 and 1998:

	1999	1998
Discount rate at beginning of year	6.5%	—
Discount rate at end of year	7.5%	6.5%
Expected return on plan assets	9.0%	9.0%
Rate of compensation increase	4.5%	4.5%

Retirement Savings Plan. Prior to May 16, 1998, ESI participated in The ITT 401K Retirement Savings Plan, a defined contribution plan which covered substantially all employees of ESI. ESI's non-matching and matching contributions under this plan were provided for through the issuance of common shares of ITT until February 23, 1998 and paired shares of Starwood Hotels and Starwood Hotels & Resorts, a Maryland real estate investment trust, until May 16, 1998. The costs of the non-matching and matching Company contributions were charged by ITT to ESI. Effective May 16, 1998, ESI adopted its own 401(k) plan, a defined contribution plan which covers substantially all employees of ESI and operates similarly to The ITT 401K Retirement Savings Plan. ESI's non-matching and matching contributions under its 401(k) plan are made in the form of shares of ESI common stock. For the years ended December 31, 1999, 1998 and 1997, the costs of providing this benefit (including an allocation of the administrative costs of the plan) were $2,126, $2,109 and $2,104, respectively.

9. Stock Option and Key Employee Incentive Plans

ESI adopted and the stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan (''1994 Plan'') and the 1997 ITT Educational Services, Inc. Incentive Stock Plan (''1997 Plan''). During 1999, ESI established the 1999 Outside Directors Stock Option Plan ("1999 Stock Plan"), which provides for awards of non-qualified stock options to non-employee directors. ESI has adopted the disclosure only provisions of SFAS No. 123, ''Accounting for Stock-Based Compensation.'' Accordingly, no compensation cost has been recognized in the financial statements for the Plans. ESI has elected, as permitted by the standard, to continue following its intrinsic value based method of accounting for stock options consistent with APB Opinion No. 25, ''Accounting for Stock Issued to Employees.'' Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of ESI common stock at the measurement date over the exercise price.

Under the 1994 Plan, a maximum of 405,000 shares of ESI common stock may be issued upon exercise of options. Under the 1997 Plan, a maximum of 1.5% of the outstanding common shares may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Plan, a maximum of 4,050,000 shares of ESI common stock may be issued upon exercise of options. Under the 1999 Stock Plan, a maximum of 250,000 shares of ESI common stock may be issued upon exercise of options. Under all Plans, the option price may not be less than 100% of the fair market value of ESI common stock on the date of grant. Under the Plans, the options will vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. Options issued during 1999 under the 1999 Stock Plan were immediately vested and exercisable. The options outstanding, granted, exercised and forfeited for the three years ended December 31, 1999 are as follows:

	1999		1998		1997
	# of Shares	Average Option Price	# of Shares	Average Option Price	# of Shares	Average Option Price
Outstanding at beginning of year	793,750	$17.67	405,000	$13.46	258,750	$ 7.37
Granted	507,500	32.31	405,000	21.69	146,250	24.25
Exercised	(23,250)	21.69	(11,250)	8.89	—	—
Forfeited	(31,500)	29.39	(5,000)	21.69	—	—

Outstanding at end of year	1,246,500	$23.26	793,750	$17.67	405,000	$13.46

	Exercise Price Range
	$4.44	$8.89-$11.94	$18.25-$24.25	$34.12-$36.25	Total
Options outstanding at year end	135,000	112,500	584,000	415,000	1,246,500
Weighted average exercise price	$ 4.44	$ 10.72	$ 22.21	$ 34.26	$ 23.26
Remaining contractual life	5.0 years	6.0 years	8.0 years	9.1 years	7.9 years
Options exercisable at year end	135,000	112,500	289,083	—	536,583
Weighted average exercise price	$ 4.44	$ 10.72	$ 22.36	—	$ 15.41

ESI issued 23,250 and 11,250 shares of common stock for proceeds of $639 and $100 in conjunction with the exercise of stock options during 1999 and 1998, respectively.

If compensation costs for the plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, ESI's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the proforma amounts indicated below:

	Year Ended December 31,
	1999	1998	1997
Proforma
Net income	$20,729	$12,554	$18,519
Basic earnings per share	0.82	0.46	0.69
Diluted earnings per share	0.82	0.46	0.68
As reported
Net income	$23,528	$13,941	$19,123
Basic earnings per share	0.93	0.52	0.71
Diluted earnings per share	0.93	0.51	0.71

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three years ended December 31, 1999:

	Year Ended December 31,
	1999	1998	1997
Risk-free interest rates	4.9%	5.3%	6.6%
Expected lives (in years)	5	5	10
Volatility	39%	41%	46%
Dividend yield	None	None	None

In October 1999, the Compensation Committee of the Board of Directors awarded additional stock options for 489,500 shares of ESI common stock. The effective date of this award was January 7, 2000 and the exercise price is $13.50.

10. Commitments and Contingent Liabilities

Lease Commitments. ESI leases substantially all of its facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 14 years and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements, and ESI has not entered into any significant guarantees related to the leases. ESI is required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

Rent expense was composed of the following:

	Year Ended December 31,
	1999	1998	1997
Minimum rentals	$23,396	$21,408	$18,961
Contingent rental	264	246	272

	$23,660	$21,654	$19,233

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows:

2000	$ 23,670
2001	25,291
2002	23,334
2003	23,123
2004	20,832
Later Years	39,920

$156,170

Rent expense and future minimum rental payments related to equipment leases are not significant.

Contingent Liabilities. In December 1994, ESI entered into an agreement with an unaffiliated, private funding source to provide loans to students of certain technical institutes. The agreement requires ESI to guarantee repayment of the loans. Outstanding loans at December 31, 1999 aggregated $2,736. Additionally, ESI is required to maintain on deposit with the lender 15% of the aggregate principal balance of the outstanding loans. This interest bearing deposit is included in other assets in the balance sheet.

ESI has a number of pending legal and other claims arising in the normal course of business. In September 1998, ESI agreed to settle eight legal proceedings (including Eldredge, et al. v. ITT Educational Services, Inc., et al.) involving 25 former students and the claims of 15 other former students that related primarily to ESI's marketing and recruitment practices and included allegations of misrepresentation, fraud and violations of certain federal and state statutes. As part of the settlement of these legal proceedings and claims, ESI received approval of a class settlement of the claims of (a) approximately 1,200 other persons who attended an associate degree program in hospitality at the ITT Technical Institute in Maitland, San Diego, Portland or Indianapolis and (b) approximately 19,000 other persons who attended any technology program at any ITT Technical Institute in California from January 1, 1990 through December 31, 1997. ESI recorded a $12,858 provision for legal settlements in the year ended December 31, 1998 as a result of the settlement of these legal proceedings and claims.

In the opinion of management, the ultimate outcome of the pending legal and other claims should not have a material adverse effect on ESI's financial condition, results of operations or cash flows.

Since March 20, 1998, all of ESI's schools have been operating under a three-year provisional certification from the DOE that allows the schools to continue to participate in various Title IV Programs. The provisional certification includes DOE imposed conditions related to certain accounting matters. No agreement between the DOE and ESI has been reached with respect to the fulfillment of certain of these conditions, because the DOE still has this matter under review. If the DOE required ESI to use certain accounting methods that differ from the methods presently used by ESI, then ESI could be forced to change certain of its accounting policies.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THREE YEARS ENDED DECEMBER 31, 1999
(In thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 1999	$2,531	$4,362	$(3,921)	$2,972
Year Ended December 31, 1998	$1,393	$4,326	$(3,188)	$2,531
Year Ended December 31, 1997	$1,044	$2,354	$(2,005)	$1,393

FFEL Reserve (1):
Year Ended December 31, 1999	$ 972	$ 8	$ —	$ 980
Year Ended December 31, 1998	$ 971	$ 1	$ —	$ 972
Year Ended December 31, 1997	$ 955	$ 16	$ —	$ 971

___________
(1) Represents Federal Family Education Loan/Perkins Loan programs.

    ITT EDUCATIONAL SERVICES, INC.
    QUARTERLY RESULTS
    FOR 1999 AND 1998
    (In thousands, except per share data)
    (unaudited)

	Three Months Ended
1998	March 31	June 30	Sept. 30	Dec. 31	Year

Revenues	$72,287	$65,077	$81,700	$72,311	$291,375
Cost and expenses	$61,317	$66,740	$79,622	$65,060	$272,739
Operating income (1)	$10,970	$(1,663)	$2,078	$7,251	$18,636
Interest income, net	$1,244	$1,191	$1,417	$1,477	$5,329
Net income (loss) (1)	$7,328	$(660)	$2,097	$5,176	$13,941
Earnings per share (1)
Basic	$0.27	$(0.02)	$0.08	$0.19	$0.52
Diluted	$0.27	$(0.02)	$0.08	$0.19	$0.51

1999

Revenues	$79,972	$70,638	$87,465	$78,295	$316,370
Cost and expenses	$68,886	$69,048	$71,735	$69,945	$279,614
Operating income (2)	$11,087	$1,590	$15,730	$8,350	$36,757
Interest income, net	$855	$436	$422	$683	$2,396
Income before cumulative effect of
change in accounting principle	$7,342	$1,251	$10,050	$5,708	$24,351
Cumulative effect of change in
accounting principle for institute
start-up costs, net of tax	$(823)	—	—	—	$(823)
Net income (2)	$6,519	$1,251	$10,050	$5,708	$23,528
Earnings per share (2)
Basic	$0.25	$0.05	$0.40	$0.23	$0.93
Diluted	$0.25	$0.05	$0.40	$0.23	$0.93

Other operating data: Operating losses from new institutes
before income taxes (3)
1998	$1,060	$1,475	$1,338	$1,384	$5,257
1999	$1,679	$1,634	$1,252	$531	$5,096

(1)	Includes one-time expenses of $14,730 ($9,216 after taxes) for legal settlements, offering expenses associated with the June 1998 Offering, and change in control and other one-time expenses related to Starwood Hotels' acquisition of ITT. Excluding these one-time expenses, operating income, net income and earnings per share for the year ended December 31, 1998 would have been $33,366, $23,157 and $0.85, respectively.
(2)	Includes one-time expenses of $900 ($554 after taxes) for offering expenses associated with the February 1999 Offering and other expenses. Excluding these one-time expenses and the cumulative effect of the change in accounting principle for institute start-up costs, operating income, net income and earnings per share for the year ended December 31, 1999 would have been $37,657, $24,905 and $0.98, respectively.
(3)	Operating losses from new institutes before income taxes represents operating losses before income taxes, including amortization of deferred start-up costs, for institutes in the first 24 months after their first class start.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

Dated: March 9, 2000	By: /s/ Rene R. Champagne Rene R. Champagne
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene R. Champagne Rene R. Champagne	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2000

/s/ Gene A. Baugh Gene A. Baugh	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2000

/s/ Rand V. Araskog Rand V. Araskog	Director	March 9, 2000

/s/ John E. Dean John E. Dean	Director	March 9, 2000

/s/ James D. Fowler, Jr. James D. Fowler, Jr.	Director	March 9, 2000

/s/ Leslie Lenkowsky Leslie Lenkowsky	Director	March 9, 2000

/s/ Harris N. Miller Harris N. Miller	Director	March 9, 2000

/s/ Daniel P. Weadock Daniel P. Weadock	Director	March 9, 2000

/s/ Vin Weber Vin Weber	Director	March 9, 2000

INDEX TO EXHIBITS

Exhibit No.	Description	Page No. In This Filing
3.1	(1) Restated Certificate of Incorporation, as Amended to Date

3.2	(2) Restated By-laws, as Amended to Date

10.1	(3) Registration Rights Agreement between ESI and ITT

10.2	(3) Tax Sharing Agreement between ESI and ITT

10.3	(3) Intercompany Agreement between ESI and ITT

10.4	(3) Trade Name and Service Mark License Agreement between ESI and ITT

10.5	(3) Employee Benefits and Administrative Services Agreement between ESI and ITT

10.6	(3) Treasury Services and Credit Facilities Agreement between ESI and ITT

10.7	*(4) ITT Educational Services, Inc. 1994 Stock Option Plan

10.8	*(5) 1997 ITT Educational Services, Inc. Incentive Stock Plan

10.9	(6) Employee Benefits Agreement between ESI and ITT

10.10	(6) Income Tax Sharing Agreement between ESI, ITT and Starwood Hotels & Resorts Worldwide, Inc.

10.11	(6) Trade Name and Service Mark License Agreement between ESI and ITT Sheraton Corporation

10.12	(7) Amended and Restated Registration Rights Agreement between ESI and ITT

10.13	(8) Stockholder Agreement between ESI and ITT

10.14	*(9) ESI 401(k) Plan

10.15	*(6) ESI Excess Savings Plan

10.16	*(10) ESI Pension Plan

10.17	(11) Stock Repurchase Agreement between ESI and ITT

10.18	(12) First Amendment to Trade Name and Service Mark License Agreement between ESI and ITT Sheraton Corporation

10.19	*(1) ESI Excess Pension Plan

10.20	*(13) 1999 Outside Directors Stock Option Plan

10.21	*(14) ESI Non-Employee Directors Deferred Compensation Plan

11	Statement re Computation of Per Share Earnings

23	Consent of PricewaterhouseCoopers LLP

27	Financial Data Schedule

    *The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to ESI's 1999 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to ESI's Registration Statement on Form S-8 (Registration No. 33-38883) is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to ESI's 1994 Annual Report on Form 10-K is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to ESI's Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to ESI's 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to ESI's 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(7)	The copy of this exhibit filed as Exhibit 99.2 to Starwood Hotels & Resorts Worldwide, Inc.'s and ITT's Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.
(8)	The copy of this exhibit filed as Exhibit 99.1 to Starwood Hotels & Resorts Worldwide, Inc.'s and ITT's Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.
(9)	The copy of this exhibit filed as Exhibit 4.3 to ESI's Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.
(10)	The copy of this exhibit filed as the same exhibit number to ESI's 1998 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(11)	The copy of this exhibit filed as Exhibit 99.1 to ESI's current report on Form 8-K dated December 21, 1998 is incorporated herein by reference.
(12)	The copy of this exhibit filed as the same exhibit number to ESI's 1998 Annual Report on Form 10-K is incorporated herein by reference.
(13)	The copy of this exhibit filed as Exhibit 4.3 to ESI's Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.
(14)	The copy of this exhibit filed as the same exhibit number to ESI's 1999 third fiscal quarter report on Form 10-Q is incorporated herein by reference.