Form 10-Q
period 2000-03-31
ITT EDUCATIONAL SERVICES INC
filed 2000-05-03
CIK 922475

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2061311 (I.R.S. Employer Identification No.)

5975 Castle Creek Parkway N. Drive P.O. Box 50466 Indianapolis, Indiana (Address of principal executive offices)	46250-0466 (Zip Code)

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

Yes    [X]                                                              No  [_]

24,038,789

Number of shares of Common Stock, $.01 par value, outstanding at April 28, 2000

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission
March 31, 2000

PART I
FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2000	1999

Revenues	$81,191	$79,972

Costs and Expenses
Cost of educational services	51,606	46,468
Student services and administrative expenses	23,792	21,518
Offering and other one-time expenses	—	900

Total costs and expenses	75,398	68,886

Operating income	5,793	11,086

Interest income, net	628	856

Income before income taxes and cumulative effect of change in accounting principle	6,421	11,942

Income taxes	2,440	4,600

Income before cumulative effect of change in accounting principle	3,981	7,342

Cumulative effect of change in accounting principle, net of tax	(2,776)	(823)

Net income	$1,205	$6,519

Earnings (loss) per common share (basic and diluted):
Income before cumulative effect of change in accounting principle	$0.16	$0.28
Cumulative effect of change in accounting principle, net of tax	(0.11)	(0.03)

Net income	$0.05	$0.25

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2000 (unaudited)	December 31, 1999	March 31, 1999 (unaudited)

Assets
Current assets
Cash and cash equivalents	$35,056	$48,510	$46,316
Restricted cash	1,125	4,354	929
Marketable debt securities	15,271	15,097	19,734
Accounts receivable, net	14,434	11,685	12,620
Deferred income tax	4,770	5,441	4,653
Prepaids and other current assets	6,362	3,995	5,863

Total current assets	77,018	89,082	90,115
Property and equipment, net	35,385	31,686	26,078
Direct marketing costs	8,895	8,712	8,008
Other assets	1,551	1,522	2,871

Total assets	$122,849	$131,002	$127,072

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$19,067	$17,730	$18,050
Accrued compensation and benefits	4,239	8,576	5,922
Accrued legal settlements	—	—	7,427
Other accrued liabilities	5,000	5,751	8,196
Deferred tuition revenue	36,067	36,565	23,581

Total current liabilities	64,373	68,622	63,176
Other liabilities	4,648	4,609	3,366

Total liabilities	69,021	73,231	66,542

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized 27,034,452, 27,034,452 and 27,032,452 issued	270	270	270
Capital surplus	33,912	33,912	33,856
Retained earnings	93,706	92,501	75,492
Treasury stock, 2,798,663, 2,419,000 and 1,500,000 shares, at cost	(74,060)	(68,012)	(49,088)

Total shareholders' equity	53,828	57,771	60,530

Total liabilities and shareholders' equity	$122,849	$131,002	$127,072

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2000	1999
Cash flows provided by (used for) operating activities:
Income before cumulative effect of change in accounting principle	$3,981	$7,342
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	3,266	2,536
Provision for doubtful accounts	969	889
Deferred taxes	1,291	1,063
Increase/decrease in operating assets and liabilities:
Marketable debt securities	(174)	18,582
Accounts receivable	(3,718)	(2,737)
Direct marketing costs	(183)	(93)
Accounts payable and accrued liabilities	(2,338)	2,951
Prepaids and other assets	(2,396)	(3,426)
Deferred tuition revenue	(4,975)	(8,680)

Net cash provided by (used for) operating activities	(4,277)	18,427

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(6,965)	(3,629)

Net cash provided by (used for) investing activities	(6,965)	(3,629)

Cash flows provided by (used for) finance activities:
Purchase of treasury stock	(5,441)	(49,088)
Exercise of stock options	—	583

Net cash flow provided by (used for) finance activities	(5,441)	(48,505)

Net increase (decrease) in cash, cash equivalents and restricted cash	(16,683)	(33,707)

Cash, cash equivalents and restricted cash at beginning of period	52,864	80,952

Cash, cash equivalents and restricted cash at end of period	$36,181	$47,245

The accompanying notes are an integral part of these financial statements.

    ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(Dollar amounts in thousands, unless otherwise stated)
  ITT Educational Services, Inc. ("ESI") prepared the accompanying unaudited financial statements without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of ESI. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in ESI's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

  During the three months ended March 31, 2000, ESI issued 21,737 treasury shares of ESI common stock to key executives in partial payment of amounts due under ESI's 1999 incentive plans. In addition, ESI repurchased 401,400 shares of ESI common stock at an average cost of $13.56 per share or $5,441 in total. All of the repurchased shares of ESI common stock became treasury shares upon repurchase. ESI may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

  The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") on December 3, 1999. ESI began following the guidance provided by SAB No. 101 effective January 1, 2000 and recorded a cumulative effect of change in accounting of $4,477, less $1,701 of deferred taxes, in the three months ended March 31, 2000. In conformity with SAB No. 101, ESI changed the method by which it recognizes the laboratory and application fees charged to a student as revenue. Previously, the quarterly laboratory fee was recognized as revenue at the beginning of each academic quarter and the application fee was recognized as revenue when ESI received the fee. As of January 1, 2000, ESI began recognizing those fees as revenue on a straight-line basis over the student's program length which ranges from 12 to 24 months. If a student withdraws or is terminated from school, all unrecognized revenue relating to those fees will be recognized upon the student's departure. ESI believes that the change in accounting with respect to those fees will not have a significant effect on ESI's fiscal year revenues in 2000 or in subsequent years, but will have an effect on ESI's quarterly revenues in 2000 and in subsequent years.

  The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and requires the cost of startup activities to be expensed as incurred. ESI adopted this standard effective January 1, 1999 and expensed $1,354 of institute costs, less $531 of deferred tax, as a cumulative effect of change in accounting principle in the three months ended March 31, 1999.

  ESI reported 12 weeks of tuition revenue in the three months ended March 31, 2000 compared to 13 weeks of tuition revenue in the first quarter of 1999. Effective with its first fiscal quarter of 2000, ESI began reporting 12 weeks of tuition revenue in each of its four fiscal quarters. Previously, ESI's first and third fiscal quarters had 13 weeks of tuition revenue while the second and fourth fiscal quarters had 11 weeks of tuition revenue. ESI elected to standardize the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter is expected to fluctuate from quarter to quarter during the next two to three years. The total number of weeks of school during each year will remain at 48.

  Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, "Earnings Per Share." Such data is based on historical net income and the average number of shares of ESI common stock outstanding during each period. The number of average shares outstanding (in thousands) utilized for basic earnings per share were 24,506 and 26,057 for the three months ended March 31, 2000 and 1999, respectively. Average shares outstanding (in thousands) utilized for diluted earnings per share were approximately 24,587 and 26,297 for the three months ended March 31, 2000 and 1999, respectively. The difference in shares utilized in calculating basic and diluted earnings per share represents the average number of shares issued under ESI's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999 for discussion of, among other matters, the following items:

       Cash receipts from financial aid programs
       Nature of capital additions
       Seasonality of revenues
       Components of income statement captions
       Legal settlements
       Marketable debt securities and market risk
       Change in ownership and control of ESI
       Changes in federal regulations regarding:
    Timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the "Title IV Programs")
    Percentage of applicable revenues that may be derived from Title IV Programs
    Return of Title IV Program funds for withdrawn students
       Default rates

     Effective January 1, 2000, we implemented SAB No. 101 and changed the method by which we recognize the laboratory and application fees charged to a student as revenue. We began recognizing those fees as revenue on a straight-line basis over the student's program length (i.e., 12 to 24 months). Previously, we recognized the quarterly laboratory fee as revenue at the beginning of each academic quarter and the application fee as revenue when we received the fee. We recorded the cumulative effect of the change in accounting as a one-time charge of $2.8 million, net of taxes, in the three months ended March 31, 2000.

     We reported 12 weeks of tuition revenue in the three months ended March 31, 2000, compared to 13 weeks of tuition revenue in the first quarter of 1999. Effective with our first fiscal quarter of 2000, we began reporting 12 weeks of tuition revenue in each of our four fiscal quarters. Previously, our first and third fiscal quarters had 13 weeks of tuition revenue while the second and fourth fiscal quarters had 11 weeks of tuition revenue. We elected to standardize the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter is expected to fluctuate from quarter to quarter during the next two to three years. The total number of weeks of school during each year will remain at 48.

     The following table sets forth pro forma operating results for the three months ended March 31, 1999 as if we had followed the SAB No. 101 revenue recognition guidance and reported 12 (instead of 13) weeks of tuition revenue during that period. All subsequent comparisons to the 1999 results in this management's discussion and analysis of financial condition and results of operations are made to the pro forma results for the three months ended March 31, 1999.

	Three Months	Three Months Ended
	Ended	March 31, 1999
	March 31, 2000	Pro Forma	As Reported
	(In thousands, except per share data) (unaudited)
Revenues	$81,191	$74,850	$79,972
Costs and Expenses:
Cost of educational services	51,606	46,468	46,468
Student services and administrative expenses	23,792	21,518	21,518
Offering and other one-time expenses	—	900	900

Total costs and expenses	75,398	68,886	68,886

Operating income	5,793	5,964	11,086
Interest income, net	628	856	856

Income before income taxes and cumulative effect of change in accounting principle	6,421	6,820	11,942
Income taxes	2,440	2,627	4,600

Income before cumulative effect of change in accounting principle	3,981	4,193	7,342
Cumulative effect of change in accounting principle, net of tax	(2,776)	(823)	(823)

Net income	$ 1,205	$ 3,370	$ 6,519

Earnings (loss) per common share (basic and diluted):
Income before cumulative effect of change in accounting principle	0.16	0.16	0.28
Cumulative effect of change in accounting principle, net of tax	(0.11)	(0.03)	(0.03)

Net income	0.05	0.13	0.25

Supplemental Data:
Cost of educational services	63.6%	62.1%
Student services and administrative expenses	29.3%	28.7%
Offering and other one-time expenses	—	1.2%
Operating margin	7.1%	8.0%
Operating losses from new institutes (after-tax)	$ 867	$ 1,034
Student enrollment at end of period	25,747	24,588
Technical institutes at end of period	68	67
Shares for earnings per share calculation:
Basic	24,506	26,057
Diluted	24,587	26,297

     In 1998, we began offering a new information technology program of study involving computer network systems ("CNS") at three ITT Technical Institutes. We began offering the CNS program at an additional 12 ITT Technical Institutes in the three months ended March 31, 1999, at an additional 19 ITT Technical Institutes in the nine months ended December 31, 1999 and at an additional 16 ITT Technical Institutes in the three months ended March 31, 2000. We intend to begin offering this program at an additional 20 ITT Technical Institutes in the remainder of 2000. We incur a loss with respect to each CNS program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program offering (such as salaries, equipment depreciation, rent and marketing), which typically has not occurred until the program has been offered for three or four quarters. The amount of capital required to offer the CNS program at an ITT Technical Institute is approximately $0.2 million.

Results of Operations

     Revenues increased $6.3 million, or 8.4%, to $81.2 million in the three months ended March 31, 2000 from $74.9 million in the three months ended March 31, 1999. This increase was due primarily to a 5% increase in tuition rates in September 1999 and a 3.2% increase in the total student enrollment at January 1, 2000 compared to January 1, 1999. The number of students attending ITT Technical Institutes at January 1, 2000 was 26,428 compared to 25,608 at January 1, 1999.

     The total number of new students beginning classes in March 2000 was 5,633, compared to 5,095 in March 1999, an increase of 10.6%. The total student enrollment on March 31, 2000 was 25,747, compared to 24,588 on March 31, 1999, an increase of 4.7%.

     Cost of educational services increased $5.1 million, or 11.0%, to $51.6 million in the three months ended March 31, 2000 from $46.5 million in the three months ended March 31, 1999. The principal causes of this increase include:

   the costs required to service the increased enrollment;
   normal inflationary cost increases for wages, rent and other costs of services;
   increased costs at new institutes (two opened in January 1999, one opened in April 1999 and one  opened in March 2000); and
   increased costs associated with offering the CNS program at 50 institutes.

     Cost of educational services as a percentage of revenues increased to 63.6% in the three months ended March 31, 2000 from 62.1% in the three months ended March 31, 1999, primarily due to the costs associated with the CNS program offerings and the new institutes, including salaries, equipment depreciation and rent.

     Student services and administrative expenses increased $2.3 million, or 10.7%, to $23.8 million in the three months ended March 31, 2000 from $21.5 million in the three months ended March 31, 1999, primarily due to increased media advertising expenses (up 13%). Student services and administrative expenses were 29.3% of revenues in the three months ended March 31, 2000, compared to 28.7% in the three months ended March 31, 1999.

     We did not incur any one-time expenses in the three months ended March 31, 2000, compared to one-time expenses of $0.9 million in the three months ended March 31, 1999 associated with ITT Corporation's ("ITT") February 1999 public offering of our common stock and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT.

     We incur operating losses when we open new institutes. We opened three new institutes in 1997, three in 1998, three in 1999, and one in the three months ended March 31, 2000. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) during the three months ended March 31, 2000 for institutes open less than 24 months were $1.4 million, compared to $1.7 million during the three months ended March 31, 1999.

     Our operating income decreased $0.2 million, or 3.3%, to $5.8 million in the three months ended March 31, 2000 from $6.0 million in the three months ended March 31, 1999. Our operating margin decreased to 7.1% of revenues in the three months ended March 31, 2000, down from 8.0% in the three months ended March 31, 1999, primarily because of the costs associated with offering the CNS program at 23 additional institutes in the six months ended March 31, 2000, compared to 15 additional institutes in the six months ended March 31, 1999.

     Interest income decreased $0.3 million in the three months ended March 31, 2000 from the three months ended March 31, 1999, primarily due to less cash and investments in 2000 as a result of our repurchase of 2.4 million shares of our common stock throughout 1999 for $68.9 million and 0.4 million shares of our common stock in the three months ended March 31, 2000 for $5.4 million.

Financial Condition, Liquidity and Capital Resources

     Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

     Our net cash used for operating activities, excluding the $0.2 million increase in marketable debt securities, was $4.1 million in the three months ended March 31, 2000, compared to $0.2 million of net cash used for operating activities in the three months ended March 31, 1999. This $3.9 million decrease was due primarily to a $4.3 million contribution to fund our pension plan (none in the three months ended March 31, 1999).

     Our capital expenditures were $7.0 million in the three months ended March 31, 2000, compared to $3.6 million in the three months ended March 31, 1999. This increase was due primarily to increased capital expenditures in 2000 for offering the CNS program at four more additional ITT Technical Institutes than in the same period in 1999 (16 additional in the three months ended March 31, 2000, compared to 12 additional in the three months ended March 31, 1999), equipment necessary to outfit additional computer laboratories at institutes that commenced offering the CNS program in 1999 and changes in our electronics engineering technology curriculum. We expect that our capital expenditures for the full 2000 year will be approximately $28 million, which will represent an $11 million increase over 1999. This increase is primarily due to our plans to offer the CNS program at 20 additional ITT Technical Institutes in 2000 and make $7 million of capital expenditures for changes in our electronics engineering technology curriculum.

     Capital expenditures for a new institute are approximately $0.4 million and capital expenditures for each new curriculum offered at an existing institute are approximately $0.3 million ($0.2 million for the CNS program). We expect to be able to fund our planned capital expenditures in 2000 from cash flows from operations.

     Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

     On April 12, 2000, our Board of Directors authorized us to repurchase up to an additional 2.0 million shares of ESI common stock beyond our remaining existing repurchase authorization of approximately 700,000 shares. We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2000, we repurchased 401,400 shares of ESI common stock at an average cost of $13.56 per share or $5.4 million. All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

Factors That May Affect Future Results

     This report contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; our ability to hire and retain qualified faculty; effects of any change in ownership of ESI resulting in a change in control of ESI, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies, including our information technology programs; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II
OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The following information is furnished as to our securities sold during the three months ended March 31, 2000 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

(a)	On January 18, 2000, we issued 21,737 treasury shares of ESI Common Stock to six executive officers, two officers and seven other employees as the stock portion of their annual incentive bonus.

(b)	On January 1, 2000, we credited 2,328 treasury shares of ESI Common Stock to the deferred share accounts of four non-employee directors under the ESI Non-Employee Director Deferred Compensation Plan. These shares of ESI Common Stock will be issued upon the termination of the non-employee director's service as a non-employee director for any reason, including retirement or death.

     The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

Date: May 3, 2000
	By:	/s/ Gene A. Baugh

Gene A. Baugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.22	*ESI Executive Deferred Bonus Compensation Plan
11	Statement re Computation of Per Share Earnings
27	Financial Data Schedule