Form 10-Q
period 2000-06-30
ITT EDUCATIONAL SERVICES INC
filed 2000-08-04
CIK 922475

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC
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

Yes  ☒             No  ☐

23,910,889

Number of shares of Common Stock, $.01 par value, outstanding at July 31, 2000

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

  Quarterly Report to Securities and Exchange Commission
  June 30, 2000

  PART I
  FINANCIAL INFORMATION

  Item 1.    FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Revenues	$82,745	$70,638	$163,937	$150,610

Costs and Expenses
Cost of educational services	52,379	46,995	103,986	93,463
Student services and administrative expenses	24,671	22,053	48,463	43,571
Offering and other one-time expenses	—	—	—	900

Total costs and expenses	77,050	69,048	152,449	137,934

Operating income	5,695	1,590	11,488	12,676

Interest income, net	527	436	1,155	1,292

Income before income taxes and cumulative effect of change in accounting principle	6,222	2,026	12,643	13,968

Income taxes	2,363	775	4,804	5,375

Income before cumulative effect of change in accounting principle	3,859	1,251	7,839	8,593

Cumulative effect of change in accounting principle, net of tax	—	—	(2,776)	(823)

Net income	$3,859	$1,251	$5,063	$7,770

Earnings (loss) per common share (basic and diluted):
Income before cumulative effect of change in accounting principle	$0.16	$0.05	$0.32	$0.33
Cumulative effect of change in accounting principle, net of tax	—	—	(0.11)	(0.03)

Net income	$0.16	$0.05	$0.21	$0.30

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2000 (unaudited)	December 31, 1999	June 30, 1999 (unaudited)

Assets
Current assets
Cash and cash equivalents	$26,218	$48,510	$31,847
Restricted cash	1,202	4,354	969
Marketable debt securities	8,208	15,097	19,792
Accounts receivable, net	13,438	11,685	12,049
Deferred income tax	6,798	5,441	9,643
Prepaids and other current assets	7,141	3,995	6,744

Total current assets	63,005	89,082	81,044
Property and equipment, net	44,936	31,686	26,713
Direct marketing costs	9,357	8,712	8,382
Other assets	1,423	1,522	3,288

Total assets	$118,721	$131,002	$119,427

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$19,002	$17,730	$27,590
Accrued compensation and benefits	2,076	8,576	6,834
Other accrued liabilities	5,568	5,751	6,538
Deferred tuition revenue	34,256	36,565	22,578

Total current liabilities	60,902	68,622	63,540
Other liabilities	5,732	4,609	3,509

Total liabilities	66,634	73,231	67,049

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 27,034,452 issued	270	270	270
Capital surplus	33,912	33,912	33,912
Retained earnings	97,469	92,501	76,743
Treasury stock, 3,123,563, 2,419,000 and 1,893,300 shares, at cost	(79,564)	(68,912)	(58,547)

Total shareholders' equity	52,087	57,771	52,378

Total liabilities and shareholders' equity	$118,721	$131,002	$119,427

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Cash flows provided by (used for) operating activities:
Income before cumulative effect of change in accounting principle	$3,859	$1,251	$7,839	$8,593
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	3,811	2,756	7,077	5,292
Provision for doubtful accounts	1,183	1,076	2,152	1,965
Deferred taxes	1,023	2,720	2,314	3,783
Increase/decrease in operating assets and liabilities:
Marketable debt securities	7,063	(58)	6,889	18,524
Accounts receivable	(187)	(505)	(3,905)	(3,242)
Direct marketing costs	(462)	(374)	(645)	(467)
Accounts payable and accrued liabilities	(3,628)	(6,200)	(5,965)	(3,248)
Prepaids and other assets	(651)	(1,298)	(3,047)	(4,724)
Deferred tuition revenue	(1,811)	(1,003)	(6,786)	(9,683)

Net cash provided by (used for) operating activities	10,200	(1,635)	5,923	16,793

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(13,362)	(3,391)	(20,327)	(7,021)

Net cash provided by (used for) investing activities	(13,362)	(3,391)	(20,327)	(7,021)

Cash flows provided by (used for) finance activities:
Purchase of treasury stock	(5,599)	(9,459)	(11,040)	(58,547)
Exercise of stock options	—	56	—	639

Net cash flow provided by (used for) finance activities	(5,599)	(9,403)	(11,040)	(57,908)

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,761)	(14,429)	(25,444)	(48,136)
Cash, cash equivalents and restricted cash at beginning of period	36,181	47,245	52,864	80,952

Cash, cash equivalents and restricted cash at end of period	$27,420	$32,816	$27,420	$32,816

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Dollar amounts in thousands, except per share data and unless otherwise stated)

1.	ITT Educational Services, Inc. ("ESI") prepared the accompanying unaudited financial statements without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of ESI. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in ESI's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

2.	During the three months ended March 31, 2000, ESI issued 21,737 treasury shares of ESI common stock to key executives in partial payment of amounts due under ESI's 1999 incentive plans. In addition, ESI repurchased 401,400 shares of ESI common stock at an average cost of $13.56 per share or $5,441 in total. During the three months ended June 30, 2000, ESI repurchased 324,900 shares of ESI common stock at an average cost of $17.23 per share or $5,599 in total. All of the repurchased shares of ESI common stock became treasury shares upon repurchase. ESI may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

3.	The Securities and Exchange Commission ("SEC") issued Staff Acounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") on December 3, 1999. ESI began following the guidance provided by SAB No. 101 effective January 1, 2000 and recorded a cumulative effect of change in accounting of $4,477, less $1,701 of deferred taxes, in the three months ended March 31, 2000. In conformity with SAB No. 101, ESI changed the method by which it recognizes the laboratory and application fees charged to a student as revenue. Previously, the quarterly laboratory fee was recognized as revenue at the beginning of each academic quarter and the application fee was recognized as revenue when ESI received the fee. As of January 1, 2000, ESI began recognizing those fees as revenue on a straight-line basis over the student's program length which ranges from 12 to 24 months. If a student withdraws or is terminated from school, all unrecognized revenue relating to those fees will be recognized upon the student's departure. ESI believes that the change in accounting with respect to those fees will not have a significant effect on ESI's fiscal year revenues in 2000 or in subsequent years, but will have an effect on ESI's quarterly revenues in 2000 and in subsequent years.

The American Instititute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and requires the cost of startup activities to be expensed as incurred. ESI adopted this standard effective January 1, 1999 and expensed $1,354 of institute costs, less $531 of deferred tax, as a cumulative effect of change in accounting principle in the three months ended March 31, 1999.

4.	ESI reported 12 weeks of tuition revenue in the three months ended June 30, 2000 compared to 11 weeks of tuition revenue in the second quarter of 1999. Effective with its first fiscal quarter of 2000, ESI began reporting 12 weeks of tuition revenue in each of its four fiscal quarters. Previously, ESI's first and third fiscal quarters had 13 weeks of tuition revenue while the second and fourth fiscal quarters had 11 weeks of tuition revenue. ESI elected to standardize the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter is expected to fluctuate from quarter to quarter during the next two to three years. The total number of weeks of school during each year will remain at 48.

5.

Earnings per common share for all periods have been calculated in conformity with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This data is based on historical net income and the average number of shares of ESI common stock outstanding during each period.

	Average shares outstanding (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Basic	24,022	25,279	24,264	25,668
Diluted	24,182	25,430	24,385	25,863

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares issued under ESI's stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

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

We reported 12 weeks of tuition revenue in the three months ended June 30, 2000, compared to 11 weeks of tuition revenue in the second quarter of 1999. Effective with our first fiscal quarter of 2000, we began reporting 12 weeks of tuition revenue in each of our four fiscal quarters. Previously, our first and third fiscal quarters had 13 weeks of tuition revenue while the second and fourth fiscal quarters had 11 weeks of tuition revenue. We elected to standardize the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter is expected to fluctuate from quarter to quarter during the next two to three years. The total number of weeks of school during each year will remain at 48.

The following table sets forth pro forma operating results for the three and six months ended June 30, 1999 as if we had followed the SAB No. 101 revenue recognition guidance and reported the same number of weeks of tuition revenue during each period. All subsequent comparisons to the 1999 results in this management's discussion and analysis of financial condition and results of operations are made to the pro forma results for the three and six months ended June 30, 1999.

	Three Months Ended	Three Months Ended June 30, 1999		Six Months Ended	Six Months Ended June 30, 1999
	June 30, 2000	Proforma	As Reported	June 30, 1999	Proforma	As Reported
	(In thousands, except per share and operating data) (unaudited)
Revenues	$82,745	$75,688	$70,638	$163,937	$150,538	$150,610
Costs and Expenses:
Cost of educational services	52,379	46,995	46,995	103,986	93,463	93,463
Student services and administrative expenses	24,671	22,053	22,053	48,463	43,571	43,571
Offering and other one-time expenses	—	—	—	—	900	900

Total costs and expenses	77,050	69,048	69,048	152,449	137,934	137,934

Operating income	5,695	6,640	1,590	11,488	12,604	12,676
Interest income, net	527	436	436	1,155	1,292	1,292

Income before income taxes and cumulative effect of change in accounting principle	6,222	7,076	2,026	12,643	13,896	13,968
Income taxes	2,363	2,707	775	4,804	5,334	5,375

Income before cumulative effect of change in accounting principle	3,859	4,369	1,251	7,839	8,562	8,593
Cumulative efect of change in accounting principle, net of tax	—	—	—	(2,776)	(823)	(823)

Net income	$ 3,859	$ 4,369	$ 1,251	$ 5,063	$ 7,739	$ 7,770

Earnings (loss) per common share (basic and diluted):
Income before cumulative effect of change in accounting principle	—	—	—	$ 0.32	$ 0.33	$ 0.33
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)	(0.03)	(0.03)

Net income	$ 0.16	$ 0.17	$ 0.05	$ 0.21	$ 0.30	$ 0.30

Supplemental Data:
Cost of educational services	63.3%	62.1%		63.4%	62.1%
Student services and administrative expenses	29.8%	29.1%		29.6%	28.9%
Offering and other one-time expenses	—	—		—	0.6%
Operating margin	6.9%	8.8%		7.0%	8.4%
Operating losses from new institutes (after-tax)	$ 893	$ 1,007		$ 1,760	$ 2,041
Student enrollment at end of period	27,014	25,858		27,014	25,858
Technical institutes at end of period	68	67		68	67
Shares for earnings per share calculation:
Basic	24,022	25,279		24,264	25,668
Diluted	24,182	25,430		24,385	25,863

In 1998, we began offering a new information technology program of study involving computer network systems ("CNS") at three ITT Technical Institutes. We began offering the CNS program at an additional 18 ITT Technical Institutes in the six months ended June 30, 1999, at an additional 13 ITT Technical Institutes in the six months ended December 31, 1999 and at an additional 29 ITT Technical Institutes in the six months ended June 30, 2000. We intend to begin offering this program at an additional 6 ITT Technical Institutes in the remainder of 2000. We incur a loss with respect to each CNS program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program offering (such as salaries, equipment depreciation, rent and marketing), which typically has not occurred until the program has been offered for three or four quarters. The initial amount of capital required to offer the CNS program at an ITT Technical Institute is approximately $0.2 million.

Results of Operations

Revenues increased $7.0 million, or 9.3%, to $82.7 million in the three months ended June 30, 2000 from $75.7 million in the three months ended June 30, 1999. Revenues increased $13.4 million, or 8.9%, to $163.9 million in the six months ended June 30, 2000 from $150.5 million in the six months ended June 30, 1999. These increases were due primarily to a 5% increase in tuition rates in September 1999, a 5% increase in tuition rates in June 2000 and a 3.2% increase in the total student enrollment at January 1, 2000 compared to January 1, 1999. The number of students attending ITT Technical Institutes at January 1, 2000 was 26,428 compared to 25,608 at January 1, 1999.

The total number of new students beginning classes in June 2000 was 7,310, compared to 7,272 in June 1999, an increase of 0.5%. The total student enrollment on June 30, 2000 was 27,014, compared to 25,858 on June 30, 1999, an increase of 4.5%.

Cost of educational services increased $5.4 million, or 11.5%, to $52.4 million in the three months ended June 30, 2000 from $47.0 million in the three months ended June 30, 1999. Cost of educational services increased $10.5 million, or 11.2%, to $104.0 million in the six months ended June 30, 2000 from $93.5 million in the six months ended June 30, 1999. The principal causes of these increases include:

    · the costs required to service the increased enrollment;
    · normal inflationary cost increases for wages, rent and other costs of services;
    · increased costs at new institutes (two opened in January 1999, one opened in April 1999 and one opened in March 2000); and
    · increased costs associated with offering the CNS program at 63 institutes (as compared to only 21 institutes in the second quarter of 1999).

Cost of educational services as a percentage of revenues increased to 63.3% in the three months ended June 30, 2000 from 62.1% in the three months ended June 30, 1999, and increased to 63.4% in the six months ended June 30, 2000 from 62.1% in the six months ended June 30, 1999. These increases were primarily due to the costs associated with the CNS program offerings and the new institutes, including salaries, equipment depreciation and rent.

Student services and administrative expenses increased $2.6 million, or 11.8%, to $24.7 million in the three months ended June 30, 2000 from $22.1 million in the three months ended June 30, 1999. Student services and administrative expenses increased $4.9 million, or 11.2%, to $48.5 million in the six months ended June 30, 2000 from $43.6 million in the six months ended June 30, 1999. These increases were primarily due to increased media advertising expenses (up 16.8% in the quarter and 14.8% in the six months ended June 30, 2000).

We did not incur any one-time expenses in the six months ended June 30, 2000, compared to one-time expenses of $0.9 million in the six months ended June 30, 1999 associated with ITT Corporation's ("ITT") February 1999 public offering of our common stock and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT.

We incur operating losses when we open new institutes. We opened three new institutes in 1997, three in 1998, three in 1999, and one in the six months ended June 30, 2000. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the statements of income. The amount of operating losses (pre-tax) for institutes open less than 24 months were $1.4 million in the three months ended June 30, 2000 and $2.8 million in the six months ended June 30, 2000, compared to $1.6 million in the three months ended June 30, 1999 and $3.3 million in the six months ended June 30, 1999.

Our operating income decreased $0.9 million, or 13.6%, to $5.7 million in the three months ended June 30, 2000 from $6.6 million in the three months ended June 30, 1999. Our operating income decreased $1.1 million, or 8.7%, to $11.5 million in the six months ended June 30, 2000 from $12.6 million in the six months ended June 30, 1999. Our operating margin decreased to 6.9% of revenues in the three months ended June 30, 2000 from 8.8% in the three months ended June 30, 1999, and decreased to 7.0% in the six months ended June 30, 2000 from 8.4% in the six months ended June 30, 1999. These decreases are primarily due to the costs associated with offering the CNS program at 29 additional institutes in the six months ended June 30, 2000, compared to 18 additional institutes in the six months ended June 30, 1999.

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Our net cash used for operating activities, excluding the $6.9 million decrease in marketable debt securities, was $1.0 million in the six months ended June 30, 2000, compared to $1.7 million of net cash used for operating activities in the six months ended June 30, 1999.

Our capital expenditures were $13.4 million in the three months ended June 30, 2000, compared to $3.4 million in the three months ended June 30, 1999. Our capital expenditures were $20.3 million in the six months ended June 30, 2000, compared to $7.0 million in the six months ended June 30, 1999. These increases were due primarily to increased capital expenditures in 2000 for offering the CNS program at 11 more additional ITT Technical Institutes than in the same period in 1999 (29 additional in the six months ended June 30, 2000, compared to 18 additional in the six months ended June 30, 1999), equipment necessary to outfit additional computer laboratories at institutes that commenced offering the CNS program in 1999 and changes in our electronics engineering technology curriculum. We expect that our capital expenditures for the full 2000 year will be approximately $30 million, which will represent a $13 million increase over 1999. This increase is primarily due to our plans to offer the CNS program at 35 additional ITT Technical Institutes in 2000, purchase $4 million of equipment for computer laboratories at institutes that commenced offering the CNS programs initiated in 1999 and incur $7 million of capital expenditures for changes in our electronics engineering technology curriculum.

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

On April 12, 2000, our Board of Directors authorized us to repurchase up to an additional 2.0 million shares of ESI common stock. As of June 30, 2000, our total remaining repurchase authorization from our Board of Directors was for approximately 2.4 million shares of ESI common stock. We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2000, we repurchased 726,300 shares of ESI common stock at an average cost of $15.20 per share or approximately $11.0 million. All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

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

PART II

OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 1, 2000, we credited 2,048 treasury shares of ESI Common Stock to the deferred share accounts of four non-employee directors under the ESI Non-Employee Director Deferred Compensation Plan. These shares of ESI Common Stock will be issued upon the termination of the non-employee director's service as a non-employee director for any reason, including retirement or death. The shares described in this paragraph were not registered under the Securities Act of 1933, as amended (the "Securities Act"). `;The transaction described in this paragraph is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the second quarter of fiscal year 2000, we held the ESI 2000 annual meeting of shareholders on May 10, 2000 to elect directors. Our Board of Directors currently consists of eight directors divided into three classes. The first and third classes contain three directors each and the second class contains two directors. The term of one class expires each year. Generally, each director serves until the annual meeting of shareholders held in the year that is three years after that director's election and thereafter until that director's successor is elected and has qualified. At the ESI 2000 annual meeting of shareholders, our shareholders elected the following persons to serve as directors of ESI in the third class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

Third Class - Term expiring at 2003 Annual Meeting

                     1. Rand V. Araskog

                     2. Leslie Lenkowsky

                     3. Daniel P.Weadock

The final results of the vote taken at the ESI 2000 annual meeting of shareholders for the director nominees are as follows:

	Votes For	Votes Withheld	Broker Nonvotes	Abstentions
Rand V. Araskog	19,977,641	1,621,725	0	0
Leslie Lenkowsky	21,483,558	115,808	0	0
Daniel P. Weadock	21,475,330	124,036	0	0

The ESI directors who continued in office after the ESI 2000 annual meeting of shareholders are as follows:

 First Class - Term expiring at 2001 Annual Meeting

                  1. Rene R. Champagne

                  2. James D. Fowler, Jr.

                  3. Harris N. Miller

Second Class - Term expiring at 2002 Annual Meeting

                  1. John E. Dean

                  2. Vin Weber

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

Date: August 4, 2000
By: /s/ Gene A. Baugh

Gene A. Baugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

11	Statement re Computation of Per Share Earnings
27	Financial Data Schedule