Form 10-Q
period 2000-09-30
ITT EDUCATIONAL SERVICES INC
filed 2000-10-31
CIK 922475

Form 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  __________

Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 5975 Castle Creek Parkway N. Drive P.O. Box 50466 Indianapolis, Indiana (Address of principal executive offices)	36-2061311 (I.R.S. Employer Identification No.) 46250-0466 (Zip Code)

Registrant’s telephone number, including area code: (317) 594-9499

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  ☒             No  ☐

23,864,889

        Number of shares of Common Stock, $.01 par value, outstanding at October 24, 2000

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission
September 30, 2000

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues	$88,479	$87,465	$252,416	$238,075

Costs and Expenses
Cost of educational services	53,681	49,005	157,667	142,468
Student services and administrative expenses	23,337	22,730	71,800	66,300
Offering and other one-time expenses	—	—	—	900

Total costs and expenses	77,018	71,735	229,467	209,668

Operating income	11,461	15,730	22,949	28,407
Interest income, net	593	422	1,748	1,713

Income before income taxes and cumulative effect of change in accounting principle	12,054	16,152	24,697	30,120
Income taxes	4,581	6,102	9,385	11,477

Income before cumulative effect of change in accounting principle	7,473	10,050	15,312	18,643
Cumulative effect of change in accounting principle, net of tax	—	—	(2,776)	(823)

Net income	$ 7,473	$10,050	$ 12,536	$ 17,820

Earnings (loss) per common share (basic and diluted):
Income before cumulative effect of change in accounting principle	$ 0.31	$ 0.40	$ 0.63	$ 0.73
Cumulative effect of change in accounting principle, net of tax	—	—	(0.11)	(0.03)

Net income	$ 0.31	$ 0.40	$ 0.52	$ 0.70

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2000 (unaudited)	December 31, 1999	September 30, 1999 (unaudited)
Assets
Current assets
Cash and cash equivalents	$43,730	$48,510	$39,505
Restricted cash	1,542	4,354	1,244
Marketable debt securities	8,350	15,097	14,937
Accounts receivable, net	15,873	11,685	16,300
Deferred income tax	5,476	5,441	4,266
Prepaids and other current assets	7,407	3,995	4,951

Total current assets	82,378	89,082	81,203
Property and equipment, net	45,808	31,686	30,006
Direct marketing costs	9,911	8,712	8,646
Other assets	1,731	1,522	1,563

Total assets	$139,828	$131,002	$121,418

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$22,286	$17,730	$25,211
Accrued compensation and benefits	3,169	8,576	6,626
Other accrued liabilities	5,291	5,751	6,984
Deferred tuition revenue	43,485	36,565	23,993

Total current liabilities	74,231	68,622	62,814
Other liabilities	5,943	4,609	4,003

Total liabilities	80,174	73,231	66,817

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 27,034,452 issued	270	270	270
Capital surplus	33,938	33,912	33,912
Retained earnings	104,942	92,501	86,793
Treasury stock, 3,119,563, 2,419,000 and 2,291,500 shares, at cost	(79,496)	(68,912)	(66,374)

Total shareholders’ equity	59,654	57,771	54,601

Total liabilities and shareholders’ equity	$139,828	$131,002	$121,418

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Cash flows provided by (used for) operating activities:
Income before cumulative effect of change in accounting principle	$ 7,473	$10,050	$ 15,312	$ 18,643
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	3,493	2,664	10,570	7,956
Provision for doubtful accounts	1,012	990	3,164	2,955
Deferred taxes	198	(67)	2,512	3,185
Increase/decrease in operating assets and liabilities:
Marketable debt securities	(142)	4,855	6,747	23,379
Accounts receivable	(3,447)	(5,241)	(7,352)	(8,483)
Direct marketing costs	(554)	(264)	(1,199)	(731)
Accounts payable and accrued liabilities	5,435	3,797	(530)	549
Prepaids and other assets	(574)	2,671	(3,621)	(1,522)
Deferred tuition revenue	9,229	1,415	2,443	(8,268)

Net cash provided by (used for) operating activities	22,123	20,870	28,046	37,663

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(4,365)	(5,110)	(24,692)	(12,131)

Net cash provided by (used for) investing activities	(4,365)	(5,110)	(24,692)	(12,131)

Cash flows provided by (used for) finance activities:
Purchase of treasury stock	—	(7,827)	(11,040)	(66,374)
Exercise of stock options	94	—	94	639

Net cash flow provided by (used for) finance activities	94	(7,827)	(10,946)	(65,735)

Net increase (decrease) in cash, cash equivalents and restricted cash	17,852	7,933	(7,592)	(40,203)
Cash, cash equivalents and restricted cash at beginning of period	27,420	32,816	52,864	80,952

Cash, cash equivalents and restricted cash at end of period	$45,272	$40,749	$ 45,272	$ 40,749

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Dollar amounts in thousands, except per share data and unless otherwise stated)

1.
ITT Educational Services, Inc. (“ESI”) prepared the accompanying unaudited financial statements without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of ESI. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in ESI’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

2.
During the three months ended March 31, 2000, ESI issued 21,737 treasury shares of ESI common stock to key executives in partial payment of amounts due under ESI’s 1999 incentive plans. In addition, ESI repurchased 401,400 shares of ESI common stock at an average cost of $13.56 per share or $5,441 in total. During the three months ended June 30, 2000, ESI repurchased 324,900 shares of ESI common stock at an average cost of $17.23 per share or $5,599 in total. All of the repurchased shares of ESI common stock became treasury shares upon repurchase. ESI may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

3.
The Securities and Exchange Commission (“SEC”) issued Staff Acounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ( “SAB No. 101”) on December 3, 1999. ESI began following the guidance provided by SAB No. 101 effective January 1, 2000 and recorded a cumulative effect of change in accounting of $4,477, less $1,701 of deferred taxes, in the three months ended March 31, 2000. In conformity with SAB No. 101, ESI changed the method by which it recognizes the laboratory and application fees charged to a student as revenue. Previously, the quarterly laboratory fee was recognized as revenue at the beginning of each academic quarter and the application fee was recognized as revenue when ESI received the fee. As of January 1, 2000, ESI began recognizing those fees as revenue on a straight-line basis over the student’s program length which ranges from 12 to 24 months. If a student withdraws or is terminated from school, all unrecognized revenue relating to those fees will be recognized upon the student’s departure. ESI believes that the change in accounting with respect to those fees will not have a significant effect on ESI’s fiscal year revenues in 2000 or in subsequent years, but will have an effect on ESI’s quarterly revenues in 2000 and in subsequent years.

The American Instititute of Certified Public Accountants issued Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities,” in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and requires the cost of start-up activities to be expensed as incurred. ESI adopted this standard effective January 1, 1999 and expensed $1,354 of institute costs, less $531 of deferred tax, as a cumulative effect of change in accounting principle in the three months ended March 31, 1999.

4.
ESI reported 12 weeks of tuition revenue in the three months ended September 30, 2000 compared to 13 weeks of tuition revenue in the third quarter of 1999. Effective with its first fiscal quarter of 2000, ESI began reporting 12 weeks of tuition revenue in each of its four fiscal quarters. Previously, ESI’s first and third fiscal quarters had 13 weeks of tuition revenue while the second and fourth fiscal quarters had 11 weeks of tuition revenue. ESI elected to standardize the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter is expected to fluctuate from quarter to quarter during the next two to three years. The total number of weeks of school during each year will remain at 48.

5.
Earnings per common share for all periods have been calculated in conformity with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.” This data is based on historical net income and the average number of shares of ESI common stock outstanding during each period.

	Average shares outstanding (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Basic	23,912	24,935	24,147	25,424
Diluted	24,146	25,032	24,305	25,586

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares issued under ESI’s stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999 for discussion of, among other matters, the following items:

•	Cash receipts from financial aid programs
•	Nature of capital additions
•	Seasonality of revenues
•	Components of income statement captions
•	Marketable debt securities and market risk
•	Change in ownership and control of ESI
•	Changes in federal regulations regarding:
•	Timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”)
•	Percentage of applicable revenues that may be derived from Title IV Programs
•	Return of Title IV Program funds for withdrawn students
•	Default rates

Effective January 1, 2000, we implemented SAB No. 101 and changed the method by which we recognize the laboratory and application fees charged to a student as revenue. We began recognizing those fees as revenue on a straight-line basis over the student’s program length (i.e., 12 to 24 months). Previously, we recognized the quarterly laboratory fee as revenue at the beginning of each academic quarter and the application fee as revenue when we received the fee. We recorded the cumulative effect of the change in accounting as a one-time charge of$2.8 million, net of taxes, in the three months ended March 31, 2000.

        We reported 12 weeks of tuition revenue in the three months ended September 30, 2000, compared to 13 weeks of tuition revenue in the third quarter of 1999. Effective with our first fiscal quarter of 2000, we began reporting 12 weeks of tuition revenue in each of our four fiscal quarters. Previously, our first and third fiscal quarters had 13 weeks of tuition revenue while the second and fourth fiscal quarters had 11 weeks of tuition revenue. We elected to standardize the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter is expected to fluctuate from quarter to quarter during the next two to three years. The total number of weeks of school during each year will remain at 48.

        The following table sets forth pro forma operating results for the three and nine months ended September 30, 1999 as if we had followed the SAB No. 101 revenue recognition guidance and reported the same number of weeks of tuition revenue during each period. All subsequent comparisons to the 1999 results in this management’s discussion and analysis of financial condition and results of operations are made to the pro forma results for the three and nine months ended September 30, 1999.

	Three Months Ended September 30, 2000	Three Months Ended September 30, 1999		Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999
		Proforma	As Reported		Proforma	As Reported
	(In thousands, except per share and operating data)
	(unaudited)
Revenues	$88,479	$81,027	$87,465	$252,416	$231,565	$
							238,075
Costs and Expenses:
Cost of educational services	53,681	49,005	49,005	157,667	142,468		142,468
Student services and administrative expenses	23,337	22,730	22,730	71,800	66,300		66,300
Offering and other one-time expenses	—	—	—	—	900		900

Total costs and expenses	77,018	71,735	71,735	229,467	209,668		209,668

Operating income	11,461	9,292	15,730	22,949	21,897		28,407
Interest income, net	593	422	422	1,748	1,713		1,713

Income before income taxes and cumulative effect of change in accounting principle	12,054	9,714	16,152	24,697	23,610		30,120
Income taxes	4,581	3,670	6,102	9,385	9,004		11,477

Income before cumulative effect of change in accounting principle	7,473	6,044	10,050	15,312	14,606		18,643
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2,776)	(823)		(823)

Net income	$7,473	$6,044	$10,050	$12,536	$13,783		$17,820

Earnings (loss) per common share (basic and diluted):
Income before cumulative effect of change in accounting principle	$0.31	$0.24	$0.40	$0.63	$0.57		$0.73
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)	(0.03)		(0.03)

Net income	$0.31	$0.24	$0.40	$0.52	$0.54		$0.70

Supplemental Data:
Cost of educational services	60.7%	60.5%	56.0%	62.5%	61.5%		59.8%
Student services and administrative expenses	26.4%	28.0%	26.0%	28.4%	28.6%		27.9%
Offering and other one-time expenses	—	—	—	—	0.4%		0.4%
Operating margin	12.9%	11.5%	18.0%	9.1%	9.5%		11.9%
Operating losses from new institutes (after-tax)	$725	$771	$771	$2,485	$2,812		$2,812
Student enrollment at end of period	28,639	28,095	28,095	28,639	28,095		28,095
Technical institutes at end of period	68	67	67	68	67		67
Shares for earnings per share calculation:
Basic	23,912	24,935	24,935	24,147	25,424		25,424
Diluted	24,146	25,032	25,032	24,305	25,586		25,586

        In 1998, we began offering a new information technology program of study involving computer network systems (“CNS”) at three ITT Technical Institutes. We began offering the CNS program at an additional 24 ITT Technical Institutes in the nine months ended September 30, 1999, at an additional seven ITT Technical Institutes in the three months ended December 31, 1999, and at an additional 32 ITT Technical Institutes in the nine months ended September 30, 2000. We intend to begin offering this program at an additional three ITT Technical Institutes in the remainder of 2000. We incur a loss with respect to each CNS program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program offering (such as salaries, equipment depreciation, rent and marketing), which typically has not occurred until the program has been offered for three or four quarters. The initial amount of capital required to offer the CNS program at an ITT Technical Institute is approximately $0.2 million.

Results of Operations

        Revenues increased $7.5 million, or 9.3%, to $88.5 million in the three months ended September 30, 2000 from $81.0 million in the three months ended September 30, 1999. Revenues increased $20.8 million, or 9.0%, to $252.4 million in the nine months ended September 30, 2000 from $231.6 million in the nine months ended September 30, 1999. These increases were due primarily to a 5% increase in tuition rates in September 1999, a 5% increase in tuition rates in June 2000 and a 3.2% increase in the total student enrollment at January 1, 2000 compared to January 1, 1999. The number of students attending ITT Technical Institutes at January 1, 2000 was 26,428 compared to 25,608 at January 1, 1999.

        The total number of new students beginning classes in September 2000 was 9,394, compared to 9,733 in September 1999, a decrease of 3.5%. The total student enrollment on September 30, 2000 was 28,639, compared to 28,095 on September 30, 1999, an increase of 1.9%.

        Cost of educational services increased $4.7 million, or 9.6%, to $53.7 million in the three months ended September 30, 2000 from $49.0 million in the three months ended September 30, 1999. Cost of educational services increased $15.2 million, or 10.7%, to $157.7 million in the nine months ended September 30, 2000 from $142.5 million in the nine months ended September 30, 1999. The principal causes of these increases include:

•	normal inflationary cost increases for wages, rent and other costs of services;
•	the costs required to service the increased enrollment;
•	increased costs at new institutes (two opened in January 1999, one opened in April 1999 and one opened in March 2000); and
•	increased costs associated with offering the CNS program at 66 institutes (as compared to only 27 institutes in the third quarter of 1999).

        Cost of educational services as a percentage of revenues increased to 60.7% in the three months ended September 30, 2000 from 60.5% in the three months ended September 30, 1999, and increased to 62.5% in the nine months ended September 30, 2000 from 61.5% in the nine months ended September 30, 1999. These increases were primarily due to the costs associated with the CNS program offerings and the new institutes, including salaries, equipment depreciation and rent.

        Student services and administrative expenses increased $0.6 million, or 2.6%, to $23.3 million in the three months ended September 30, 2000 from $22.7 million in the three months ended September 30, 1999. Student services and administrative expenses increased $5.5 million, or 8.3%, to $71.8 million in the nine months ended September 30, 2000 from $66.3 million in the nine months ended September 30, 1999. These increases were primarily due to increased media advertising expenses (up 11.2% in the nine months ended September 30, 2000).

        Student services and administrative expenses as a percentage of revenues decreased to 26.4% in the three months ended September 30, 2000 from 28.0% in the three months ended September 30, 1999, and decreased to 28.4% in the nine months ended September 30, 2000 from 28.6% in the nine months ended September 30, 1999. These decreases were primarily due to the reorganization of our sales force in the three months ended September 30, 2000.

        We did not incur any one-time expenses in the nine months ended September 30, 2000, compared to one-time expenses of $0.9 million in the nine months ended September 30, 1999 associated with ITT Corporation’s (“ITT”) February 1999 public offering of our common stock and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT.

        We incur operating losses when we open new institutes. We opened three new institutes in 1997, three in 1998, three in 1999, and one in the nine months ended September 30, 2000. A new institute typically is open for approximately 24 months before it experiences a profit. The revenues and expenses of these institutes are included in the respective captions in the consolidated statements of income. The amount of operating losses (pre-tax) for institutes open less than 24 months were $1.2 million in the three months ended September 30, 2000 and $4.0 million in the nine months ended September 30, 2000, compared to $1.3 million in the three months ended September 30, 1999 and $4.6 million in the nine months ended September 30, 1999.

        Our operating income increased $2.2 million, or 23.7%, to $11.5 million in the three months ended September 30, 2000 from $9.3 million in the three months ended September 30, 1999. Our operating income increased $1.0 million, or 4.6%, to $22.9 million in the nine months ended September 30, 2000 from $21.9 million in the nine months ended September 30, 1999. Our operating margin increased to 12.9% of revenues in the three months ended September 30, 2000 from 11.5% in the three months ended September 30, 1999, and decreased to 9.1% in the nine months ended September 30, 2000 from 9.5% in the nine months ended September 30, 1999. The nine-month decrease is primarily due to the costs associated with offering the CNS program at 32 additional institutes in the nine months ended September 30, 2000, compared to 24 additional institutes in the nine months ended September 30, 1999.

Financial Condition, Liquidity and Capital Resources

        Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

        Our net cash provided by operating activities, excluding the $6.7 million decrease in marketable debt securities, was $21.3 million in the nine months ended September 30, 2000, compared to $14.3 million of net cash provided by operating activities, excluding $23.4 million in marketable debt securities, in the nine months ended September 30, 1999. This $7.0 million increase is primarily due to an increase in collected tuition and fees that have not yet been recognized as revenue in accordance with SAB No. 101.

        Our capital expenditures were $4.4 million in the three months ended September 30, 2000, compared to $5.1 million in the three months ended September 30, 1999. Our capital expenditures were $24.7 million in the nine months ended September 30, 2000, compared to $12.1 million in the nine months ended September 30, 1999. This increase was due primarily to increased capital expenditures in 2000 for offering the CNS program at 8 more additional ITT Technical Institutes than in the same period in 1999 (32 additional in the nine months ended September 30, 2000, compared to 24 additional in the nine months ended September 30, 1999), equipment necessary to outfit additional computer laboratories at institutes that commenced offering the CNS program in 1999 and changes in our electronics engineering technology curriculum. We expect that our capital expenditures for the full 2000 year will be approximately $30 million, which will represent a $13 million increase over 1999. This increase is primarily due to our plans to offer the CNS program at 35 additional ITT Technical Institutes in 2000 (compared to 31 additional ITT Technical Institutes in 1999), purchase $4 million of equipment for computer laboratories at institutes that commenced offering the CNS programs initiated in 1999 and incur $7 million of capital expenditures for changes in our electronics engineering technology curriculum.

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

        On April 12, 2000, our Board of Directors authorized us to repurchase up to an additional 2.0 million shares of ESI common stock. As of September 30, 2000, our total remaining repurchase authorization from our Board of Directors was for approximately 2.4 million shares of ESI common stock. We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2000, we repurchased 726,300 shares of ESI common stock at an average cost of $15.20 per share or approximately $11.0 million. All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

        We have received an inquiry from the Office of Inspector General (“OIG”) of the U.S. Department of Education (“ DOE”). Based on the information being requested, we believe that the inquiry relates primarily to the compensation of our employees that recruit students for our ITT Technical Institutes. Federal law and the DOE’s regulations prohibit an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment activity. Our employees involved in student recruitment receive only a salary.

        We are currently in the process of responding to the OIG’s inquiry. We have not been informed what the OIG is investigating or how long the investigation will last. The OIG has not asserted any claims against us. We believe that our method of compensating persons and entities engaged in student recruitment activity complies with the requirements of federal law and the DOE’s regulations. Neither the law nor the regulations, however, establish clear standards for compliance, and we cannot assure you that the OIG will not find any deficiencies in our present or former methods of compensating our employees that recruit students. We also cannot assure you that, if the OIG determines that any of our institutes violated the prohibition against paying incentives to student recruiters, we would not be subjected to monetary fines or penalties or other sanctions that could have a material adverse effect on our business, results of operations or financial condition.

        We have been advised by the DOE that the ITT Technical Institutes that currently participate in the Title IV Programs remain eligible to participate in the Title IV Programs in accordance with the terms of their present eligibility. During the OIG investigation, however, the DOE will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). A material adverse effect on our expansion plans, results of operations, financial condition and liquidity would result if the DOE’s restrictions are not lifted prior to 2003. We cannot assure you that the DOE will lift its restrictions prior to 2003 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes’ ability to participate in Title IV Programs.

Factors That May Affect Future Results

        This report contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth n the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; the results of the investigation being conducted by the OIG of the DOE; our ability to hire and retain qualified faculty; effects of any change in ownership of ESI resulting in a change in control of ESI, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies, including our information technology programs; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

PART II
OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

        A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

Date: October 31, 2000

By:	/s/ Gene A. Baugh
Gene A. Baugh
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.23	*First Amendment of ESI Pension Plan

10.24	Second Amendment to Trade Name and Service Mark License Agreement Between ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)

10.25	*First Amendment to ESI Excess Savings Plan

11	Statement re Computation of Per Share Earnings

27	Financial Data Schedule

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.