Form 10-K405
period 2000-12-31
ITT EDUCATIONAL SERVICES INC
filed 2001-03-29
CIK 922475

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

                  For the fiscal year ended DECEMBER 31, 2000

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

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                                  $714,579,869

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at February 27, 2001 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   23,576,830

    Number of shares of Common Stock, $.01 par value, outstanding at March 6, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K.

IDENTITY OF DOCUMENT                                 PARTS OF FORM 10-K INTO WHICH DOCUMENT IS
                                                     INCORPORATED

Definitive Proxy Statement for the Annual            PART III
Meeting of Shareholders to be held May 9,
2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ITT EDUCATIONAL SERVICES, INC.
                             INDIANAPOLIS, INDIANA
              ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION
                               DECEMBER 31, 2000

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

BACKGROUND

    We are a Delaware corporation incorporated in 1946. Our principal executive offices are located at 5975 Castle Creek Parkway, North Drive, Indianapolis, Indiana 46250, and our telephone number is (317) 594-9499. From 1966 until our initial public offering on December 27, 1994, we were wholly owned by ITT Corporation, formerly a Delaware corporation and now known as ITT
Industries, Inc., an Indiana corporation ("Old ITT"). On September 29, 1995, ITT Corporation, a Nevada corporation ("ITT") succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of our common stock. On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation ("Starwood Hotels") acquired ITT. Public offerings of our common stock by ITT in June 1998 (the "June 1998 Offering") and February 1999 (the "February 1999 Offering") and our repurchase of 1,500,000 shares of our common stock from ITT in February 1999 completely eliminated ITT's beneficial ownership.

OVERVIEW

    We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenues and student enrollment. We offer associate, bachelor and master degree programs and non-degree diploma programs to approximately 27,500 students. We currently have 70 institutes located in 28 states. We design our education programs, after consultation with employers, to help graduates begin to prepare for careers in various fields involving technology. As of December 31, 2000, approximately 99% of our students were enrolled in a degree program. We have provided career-oriented education programs for over 30 years and our institutes have graduated over 145,000 students since 1976.

    We opened three new institutes in each of 1998 and 1999, two new institutes in 2000 and one new institute in March 2001. In addition, in 2000 we expanded to 69 the number of institutes that offer our information technology ("IT") curricula, began offering our computer and electronics engineering technology ("CEET") curriculum at 34 institutes and began offering our computer drafting and design curriculum at 20 institutes ("CDD"). We plan to open one or two additional new institutes in the remainder of 2001 and begin offering our CEET and CDD curricula at most of our institutes in 2001. We intend to continue expanding by opening new institutes and offering a broader range of programs at our existing institutes, including several new IT programs.

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

    BROADEN AVAILABILITY OF CURRENT PROGRAM OFFERINGS. We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer at least three programs at each institute. Our 70 institutes provide significant potential for the introduction of existing programs to a broader number of institutes. We believe that introducing new programs at existing institutes will attract more students. In 2000, we increased the number of program offerings at 65 existing institutes, and in 2001 we intend to increase the number of program offerings at approximately 67 existing institutes.

    DEVELOP OR ACQUIRE ADDITIONAL DEGREE PROGRAMS. We plan to introduce degree programs in additional fields of study and at different degree levels. In 2000, we completed the introduction of our associate degree program in IT involving computer network systems at all of our institutes and began offering our CEET curriculum at 34 institutes and CDD curriculum at 20 institutes. In 2001, we intend to complete the introduction of our CEET and CDD curricula at our institutes and increase the number of institutes offering one or more of our other three IT programs. We believe that introducing new programs can attract a broader base of students and can motivate current students to extend their studies.

    EXTEND TOTAL PROGRAM DURATION. We have increased the number of institutes that offer bachelor degree programs to graduates of our associate degree programs. As a result, the average combined total program time a student remains enrolled in our programs has increased from 18 months in 1986 to 24 months in 2000. Our recently introduced CEET and CDD programs are each 24 months in duration. We expect that the average combined total program time of our students will increase further as additional bachelor degree programs are added at our institutes.

    IMPROVE STUDENT OUTCOMES. We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to career services.

    INCREASE THE NUMBER OF OUR INSTITUTES. We plan to add new institutes at sites throughout the United States. Using our proprietary methodology, we determine locations for new institutes based on a number of factors, including demographics and population and employment growth. We opened three new institutes in each of 1998 and 1999, two new institutes in 2000 and one new institute in March 2001. We plan to open one or two additional new institutes in the remainder of 2001. New institutes open for less than 24 months had a total of 762 students enrolled at December 31, 2000. We will continue to consider acquiring schools located in markets where our institutes are not presently located.

    INCREASE MARGINS BY LEVERAGING FIXED COSTS AT INSTITUTE AND HEADQUARTERS LEVELS. Our efforts to optimize school capacity and class size have helped us to increase student enrollment without incurring a proportionate increase in fixed costs at our institutes. In addition, we have realized substantial operating efficiencies by centralizing management functions and implementing operational uniformity among our institutes. We will continue to seek to improve margins by increasing enrollments and revenues without incurring a proportionate increase in fixed costs at our institutes.

PROGRAMS OF STUDY

    As of December 31, 2000, we were teaching 21 degree programs and several diploma programs in various fields of study. All of our institutes were teaching degree or diploma programs involving IT, 68 institutes were teaching a degree program involving electronics, and 59 institutes were teaching a degree program involving drafting and design. The table below sets forth information regarding the programs of study we were teaching as of December 31, 2000.

                                                                   NUMBER OF INSTITUTES OFFERING AT
                                                                          DECEMBER 31, 2000
                                                              ------------------------------------------
                                                               MASTER    BACHELOR   ASSOCIATE
PROGRAM OF STUDY                                               DEGREE     DEGREE     DEGREE     DIPLOMA
----------------                                              --------   --------   ---------   --------
Architectural Engineering Technology(1).....................       --        --            3          --
Automated Manufacturing Technology(2).......................       --         6           --          --
Chemical Technology.........................................       --        --            3          --
Computer-Aided Drafting and Design Technology(1)............       --        --            8          --
Computer-Aided Drafting Technology(1).......................       --        --           59          --
Computer Drafting and Design(1).............................       --        --           20          --
Computer and Electronics Engineering Technology(2)..........       --        --           34          --
Computer Network Systems(3).................................       --        --           64           5
Computer Visualization Technology(1)........................       --         7           --          --
Electronics Engineering Technology..........................       --        19           68          --
Industrial Design(1)........................................       --         3           --          --
Multimedia(3)...............................................       --        --           15          --
Project Management..........................................        1        --           --          --
Software Applications and Programming(3)....................       --        --           16          --
Telecommunications Engineering Technology(2)................       --         3           --          --
Tool Engineering Technology(1)..............................       --        --            3          --
Web Development(3)..........................................       --        --           18           1
Other Programs of Study(4)..................................       --         1            3           2

------------------------

(1) Drafting program.

(2) Electronics program.

(3) IT program. Depending on the location of the ITT Technical Institute, this program of study may have been approved by the applicable state education authority(ies) either as a separate program or one of as many as four disciplines of one IT program of study. For purposes of this table, this program is considered to be a separate program of study at every ITT Technical Institute where it was taught.

(4) Other programs consist of Business Technology and Administration, Business Management and Accounting, and Heating/Air Conditioning/Refrigeration.

    As of December 31, 2000, approximately 33% of our students were enrolled in IT programs, approximately 50% were enrolled in electronics programs and approximately 16% were enrolled in drafting programs. We design our IT programs to help graduates begin to prepare for careers in various fields involving IT by offering students a broad-based foundation in a variety of technical skills used in those fields. Graduates of our IT programs have obtained a variety of entry-level positions in various fields involving IT, such as network administrator, technical support, network technician and systems technician. We design our electronics programs to help graduates begin to prepare for careers in various fields involving electronics by offering students a practical education with respect to specific electronic circuits and specialized techniques. Graduates of our electronics programs have obtained a variety of entry-level positions in various fields involving electronics, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. We design our drafting programs to help graduates begin to prepare for careers in various fields involving drafting and design through the teaching of computer-aided drafting techniques and conventional drafting methods. Graduates of our drafting programs have obtained a variety of entry-level positions in various fields involving drafting, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design and landscape architecture.

    We generally organize the academic schedule of undergraduate programs at our institutes on the basis of four 12-week quarters of instruction with new students beginning at the start of each academic quarter. Students can complete our associate degree programs in eight academic quarters or less, and bachelor degree programs in at least 12 academic quarters. We typically offer classes in most programs in 3.5 to 5 hour sessions three or five days a week and, depending on student enrollment, sessions are generally available in the morning, afternoon and evening. This class schedule generally provides students with the flexibility to pursue employment opportunities concurrently with their studies. Based on student surveys, we believe that a substantial majority of our students work at least part-time during their programs of study.

    We organize the academic schedule of the Master of Project Management ("MPM") program, currently our only graduate degree program of study, on a non-term basis. Students attending the MPM program take one- to six-week courses sequentially one at a time and can complete the MPM program in 21 months. We typically offer classes in the MPM program in four-hour sessions one night a week, which generally accommodates students who work full-time. Students may generally begin the MPM program once the minimum number of applicants necessary to start a new class has been assembled. Our Indianapolis institute is the only institute that presently offers the MPM program.

    Our institutes' programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and technological environment. A significant portion of each associate degree program at one of our institutes involves practical study in a lab environment.

    The content of technical courses in each program of study is substantially standardized among our institutes to provide greater uniformity and to better enable students to transfer, if necessary, to other institutes offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of our institutes has established an advisory committee for each field of study, which is comprised of representatives of local employers. These advisory committees assist our institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student's program of study, degree programs may also include general education courses, such as economics, humanities, oral and written communications and sociology.

    Tuition for a student entering an undergraduate program in December 2000 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $10,764 for the IT programs, $10,044 for the CEET program and $10,044 for the CDD program. We typically adjust the tuition cost per credit hour of the courses in the programs of study offered at our institutes on an annual basis. The majority of students attending one of our institutes lived in that institute's metropolitan area prior to enrollment. We do not provide any student housing.

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

    We centrally coordinate and develop our television advertising. We direct our television advertising at a combination of both the national market and the local markets in which our institutes are located. Our television commercials generally include a toll free telephone number and a web site address for direct responses and information about the location of our institutes in the area. We centrally receive, track and promptly forward direct responses to our television advertising to the appropriate institute representatives to contact prospective students and schedule interviews. We target our direct mail campaigns at high school students and other potential postsecondary students. We centrally receive, track and forward responses to direct mail campaigns to the appropriate institute representatives.

    We employ a director of recruitment at each of our institutes, who reports to the director of that institute. We centrally establish, but implement at the local level, recruiting policies and procedures, as well as standards for hiring and training sales representatives. We employ sales representatives to assist in local recruiting efforts. Approximately 380 of these representatives perform their services solely in student recruitment offices located at each of our institutes, while approximately 260 work outside these offices and visit the homes of high school seniors and other prospective students. Our sales representatives also make thousands of presentations to students at high schools. These presentations promote our institutes and obtain information about high school juniors and seniors who may be interested in attending our institutes.

    Local sales representatives of an institute pursue expressions of interest from potential undergraduate students by contacting prospective students and arranging for interviews either at such institute or at prospective students' homes. We have designed these interviews to establish a prospective student's qualifications, academic background, interests, motivation and goals for the future. We pursue expressions of interest from potential graduate students by contacting them and arranging for their attendance at an informational seminar providing information about the institute and the MPM program.

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

STUDENT ADMISSIONS AND RETENTION

    We strive to ensure that incoming students have the necessary academic background to complete their chosen programs of study. We require all applicants for admission to any of our institutes' associate degree or diploma programs to have a high school diploma or a recognized equivalent and either pass an admissions examination administered by the school or demonstrate achievement of a desired score on one of the two more widely reorganized college entrance examinations. Students interested in bachelor degree programs or the MPM program must satisfy additional admissions criteria that generally require, among other things: (1) in the case of bachelor degree programs, that the student must first earn an associate degree, complete an equivalent level program or complete an equivalent number of credit hours of coursework in the same or related subject matter; and (2) in the case of the MPM program, that the student must first earn a bachelor degree and possess at least three years' full-time work experience. Students of varying ages and backgrounds attend our institutes. At December 31, 2000, approximately 92% of the students were high school graduates and the remaining students possessed the recognized equivalent of a high school diploma. Approximately 30% of the students were 19 years of age or younger, 36% were between 20 and 24 years of age, 20% were between 25 and 30 years of age and 14% were age 31 or over. Male students accounted for approximately 87% of total enrollment as of December 31, 2000, while total minority enrollment at our institutes (based on applicable federal classifications) was approximately 41%.

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

    Students who withdraw are most likely to do so before they begin their second academic quarter of study at our institutes. Approximately 19% of all students who enroll in our institutes withdraw before their second academic quarter of study and approximately 31% withdraw at some point after the start of their second quarter. As a result, new institutes generally have higher withdrawal rates than institutes which have been open for five or more years. Approximately 62% of all students who continue their education past their first academic quarter complete their education at one of our institutes.

GRADUATE EMPLOYMENT

    We believe that the success of graduates from undergraduate programs who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit undergraduate students. We try to obtain data on the number of undergraduate students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 90% of the students graduating from our institutes' undergraduate programs (other than those students who continued in a bachelor degree program at one of our institutes) during 1999 obtained employment or were already employed in fields involving their programs of study by May 31, 2000.

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

    Based on information from students and employers who responded to our inquiries, we estimate that the average annual starting salary reported for the 1999 graduates of our institutes' undergraduate degree programs who obtained employment or were already employed in fields involving their programs of study was approximately $25,450.

    The average annual salary upon graduation for our graduates may vary significantly among our institutes depending on local employment conditions and each graduate's background. Initial employers of graduates from our institutes' undergraduate programs include both small, technology-oriented companies and well recognized corporations.

FACULTY

    We hire faculty members in accordance with criteria established by us, the accrediting commission that accredits our institutes and the state education authorities that regulate our institutes. We strive to hire faculty with related work experience and academic credentials to teach most technical subjects. Faculty members typically include education supervisors, who act as program chairs for a program of study, and various categories of instructors. Our institutes currently employ a total of approximately 1,400 full-time and 500 part-time faculty members.

ADMINISTRATION AND EMPLOYEES

    Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance and a director of education. We employ approximately 150 people at our corporate headquarters in Indianapolis, Indiana. We currently have approximately 3,030 full-time and 630 part-time employees. In addition, we currently employ approximately 100 students as laboratory assistants and in other part-time positions. None of our employees are represented by labor unions.

    Our headquarters provides centralized services to all of our institutes in the following areas:

           -  accounting                              -  purchasing
           -  marketing                               -  human resources
           -  public relations                        -  regulatory and legislative affairs
           -  curricula development                   -  real estate
           -  data processing                         -  network systems

    In addition, national directors of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

           -  recruiting                              -  career services
           -  finance                                 -  library
           -  education

    Managers located at our headquarters closely monitor the operating results of each of our institutes and periodically conduct on-site reviews.

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

FEDERAL AND OTHER FINANCIAL AID PROGRAMS

    In 2000, we indirectly derived approximately 66% of our revenues from the federal student financial aid programs under Title IV (the "Title IV Programs") of the Higher Education Act of 1965, as amended (the "HEA"). Our institutes' students also rely on state financial aid programs, family contributions, an unaffiliated private loan program, scholarships, personal savings, employment and other resources to pay their educational expenses. Students at our institutes receive grants and loans to fund the cost of their education under the following Title IV Programs:

    - the Federal Family Education Loan ("FFEL") program, which accounted in aggregate for approximately 56% of our revenues in 2000;

    - the Federal Pell Grant ("Pell") program, which accounted in aggregate for approximately 11% of our revenues in 2000;

    - the William D. Ford Federal Direct Loan ("FDL") program, which accounted in aggregate for approximately 3% of our revenues in 2000;

    - the Federal Work-Study ("Work-Study") program, which makes federal funds available to provide part-time employment to students and under which our institutes employed approximately 300 students and paid $1,572,000 in student wages in 2000;

    - the Federal Perkins Loan ("Perkins") program, which accounted in aggregate for less than 1% of our revenues in 2000; and

    - the Federal Supplemental Educational Opportunity Grant ("SEOG") program, which accounted in aggregate for less than 1% of our revenues in 2000.

    The Work-Study, Perkins and SEOG programs each require our institutions to make a matching contribution in the amount of 25% of the federal funds the institution receives from the U.S. Department of Education ("DOE") under those programs. In 2000, our 25% matching contribution amounted to $402,000 for the Work-Study program, $1,000 for the Perkins program and $62,000 for the SEOG program.

    In 2000, we indirectly derived approximately 4% of our revenues from state financial aid programs and our students were awarded approximately $1.6 million in institutional scholarships. We also provide tuition discounts to our full-time employees and their dependents to attend our institutes. For 2000, the cost of these employee educational discounts was approximately $1.4 million.

    In 2000, a loan program offered by an unaffiliated private funding source, called the College Advantage Loan Program ("CALP"), was made available to eligible students attending our institutes and their parents. The CALP is intended to help fund any portion of the student's cost of education that is not covered by federal and other financial aid sources. We have no financial responsibility with respect to any of the loans made to eligible students or their parents under the CALP. The CALP accounted in aggregate for 5% of our revenues in 2000.

REGULATION OF FEDERAL FINANCIAL AID PROGRAMS

    In order to participate in Title IV Programs, our institutions must each comply with the standards set forth in the HEA and the regulations promulgated thereunder by the DOE. The purpose of these standards is to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations or branch campuses, if any. Twenty-nine of our 70 institutes are main campuses and 41 are additional locations. The HEA standards require an institution to obtain and periodically renew its certification by the DOE as an "eligible institution" that has been authorized by the relevant state education authority or authorities and accredited by an accrediting commission recognized by the DOE. Sixty-seven of our 70 institutes currently participate in Title IV Programs and the remaining three institutes are seeking eligibility to participate.

    The DOE and other regulatory authorities subject for-profit providers of postsecondary education to increased scrutiny and regulation. We believe that all of our institutes substantially comply with the HEA and its implementing regulations. We cannot, however, predict with certainty how all of the HEA provisions and the implementing regulations will be applied. As described below, the violation of Title IV Program requirements by us or any of our institutes could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, it is possible that the HEA and its implementing regulations may be applied in a way that could hinder our operations or expansion plans.

    Significant factors relating to Title IV Programs that could adversely affect us include the following:

    LEGISLATIVE ACTION. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization, which occurred in October 1998, reauthorized the HEA through 2003 (the "1998 HEA Amendments"). In addition, the U.S. Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. Since a significant percentage of our revenues are indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition or results of operations.

    If one of our institutes lost its eligibility to participate in Title IV Programs, or if Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for that institute's students. There are a number of private organizations that provide loans to students. Although we believe that one or more private organizations would be willing to provide loans to students attending one of our institutes, we cannot assure you that this would occur or that the interest rate and other terms of such loans would be as favorable as for Title IV Program loans. In addition, the private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

    Legislative action may also increase our administrative costs and burden and require us to adjust our practices in order for our institutes to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition or results of operations.

    STUDENT LOAN DEFAULTS. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution's students default on their federal student loans exceed specified percentages. The DOE calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. For each federal fiscal year, each institution participating in the FFEL and/or FDL programs receives a FFEL/FDL cohort default rate based solely on FFEL program loans, solely on FDL program loans or on a weighted average of both FFEL and FDL program loans, depending on the programs in which the institution participated. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal this loss of eligibility. In addition, if an institution becomes ineligible to participate in the FFEL and FDL programs based on its FFEL/FDL cohort default rate, the institution will also be ineligible to participate in the Pell program for the same period of time. During the pendency of any appeal of its FFEL/FDL cohort default rate, the institution remains eligible to participate in the FFEL, FDL and Pell programs. If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the DOE the amount of interest, special allowance, reinsurance and any related payments paid by the DOE (or which the DOE is obligated to pay) with respect to the FFEL and FDL program loans made to the institution's students or their parents that would not have been made if the institution had not continued its participation (the "Direct Costs"). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups' participation in the FFEL and/or FDL programs during the pendency of those appeals. In addition to the consequences resulting from an institution having three years of FFEL/FDL cohort default rates of 25% or greater, the DOE may limit, suspend or terminate the eligibility to participate in all Title IV Programs of an institution whose FFEL/FDL cohort default rate for any single federal fiscal year exceeds 40%.

    None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1998 federal fiscal year, the most recent year for which the DOE has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 1999 federal fiscal year, which preliminary rates were issued by the DOE in February 2001.

    If an institution's FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the DOE may place that institution on provisional certification status. A federal award year runs from July 1 through June 30. Twenty-six of our campus groups (consisting of 61 institutes) had a Perkins cohort default rate in excess of 15% for students who were scheduled to begin repayment in the 1998/1999 federal award year, the most recent year for which such rates have been calculated. Although the DOE could place these institutes on provisional certification status based on their Perkins cohort default rates, it has not done so.

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

    FINANCIAL RESPONSIBILITY STANDARDS. The HEA and its implementing regulations prescribe specific and detailed financial responsibility standards that an institution must satisfy to participate in Title IV Programs. The DOE's current standards of financial responsibility involve three ratios:

    - the equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;

    - the primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and

    - the net income ratio, which measures the ability of an institution to operate at a profit.

The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. The DOE then weights an institution's strength factors based on an assigned weighting percentage for each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the DOE without the need for further oversight. We have calculated that the application of these regulations to our audited financial statements for our 2000 fiscal year results in a composite score of 2.3.

    Historically, the DOE has evaluated the financial condition of our institutes on a consolidated basis based on our financial statements. The DOE's regulations, however, permit the DOE to examine our financial statements, the financial statements of each campus group, and the financial statements of any related party. When the DOE reviewed the applications of our campus groups to reinstate their eligibility to participate in Title IV Programs after Starwood Hotels acquired ITT, the DOE determined that each of our campus groups satisfied the DOE's financial responsibility standards following the acquisition, but the DOE directed us to address certain issues related to our financial condition and financial statements. See "--Change in Control." If the DOE determines that an institution does not satisfy the DOE's financial responsibility standards, that institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement while being provisionally certified.

    Another significant financial responsibility standard requires an institution to post a letter of credit with the DOE in an amount equal to 25% of the total dollar amount of refunds paid by the institution in its most recently completed fiscal year, if the institution has made a material number of late refunds (as defined by the DOE) in either of its two most recently completed fiscal years. No review by the DOE, a state or a guaranty agency has found that any of our institutes was making late refunds under the DOE's standard. Based on our current understanding of how the DOE applies the current financial responsibility standards, we do not believe that these standards will have a material adverse effect on our financial condition, results of operations or expansion plans.

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

    The 1998 HEA Amendments rescinded the federal government's limitation on how much of a student's tuition and fees an institution could retain for a withdrawing student ("Refund Policy"), but the standards of most state education authorities that regulate our institutes (the "SEAs") and the Accrediting Council for Independent Colleges and Schools ("ACICS") that accredits our institutes continue to impose a Refund Policy. The 1998 HEA Amendments and their implementing regulations impose a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or Title IV Programs any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment ("Return Policy"). All institutions were required to begin complying with the Return Policy no later than October 7, 2000. We began complying with the Return Policy on October 7, 2000.

    The federal government's substitution of the Return Policy for its Refund Policy may, in many states depending on when a student withdraws during an academic quarter, increase the portion of the student's education costs owed to the ITT Technical Institute upon withdrawal and/or reduce the amount of Title IV Program funds that the withdrawing student can use to pay his or her education costs. In these instances, we expect that many withdrawing students will be unable to pay all of their education costs and that we will be unable to collect a significant portion of these costs. Title IV

Program funds are generally paid sooner and are more collectible than payments from other sources. We believe, however, that the incremental decrease in the amount of Title IV Program funds that certain withdrawing students can use to pay their education costs to our institutes will be largely offset by the incremental increase in the education costs owed to us by withdrawing students in certain states that we intend to collect and, therefore, we do not expect the Return Policy to have a material adverse effect on our financial condition, results of operations or cash flows.

    THE "90/10" RULE. Under a provision of the HEA commonly referred to as the "90/10" Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. For our 2000 fiscal year, none of our campus groups derived more than 74% of its revenues from Title IV Programs. For our 2000 fiscal year, the range for our campus groups was from approximately 59% to approximately 74%.

    In an effort to prevent any future loss of Title IV Program eligibility by any of our campus groups as a result of the 90/10 Rule, we have implemented various measures to limit the percentage of applicable revenues we indirectly derive from Title IV Programs. Some of these alternatives require us to incur additional costs.

    ADMINISTRATIVE CAPABILITY. The HEA directs the DOE to assess the administrative capability of each institution to participate in Title IV Programs. DOE regulations require each institution to satisfy a series of separate standards that demonstrate administrative capability. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification status as a condition of its participation. A violation of these requirements could also subject the institution to other penalties. See "--Compliance with Regulatory Standards and Effect of Regulatory Violations."

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

    Twenty-six of our campus groups (consisting of 61 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been calculated. To date, the DOE has not placed any of our campus groups on provisional certification status because of its Perkins cohort default rate. See "--Student Loan Defaults" and "--Eligibility and Certification Procedures."

    An additional standard prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Our employees involved in student recruitment, admissions or financial aid receive only a salary, and some have received recognition awards of minor monetary value. The DOE has not issued regulations to clarify its interpretation of this provision of the HEA, and the DOE's interpretations of this provision have been inconsistent and generally have not been publicly disseminated. As a result, we cannot assure you that the DOE will not find any deficiencies in our method of compensation. In July 2000, we received a subpoena from the DOE's Office of Inspector General ("OIG") requesting information that related primarily to the compensation of our sales representatives (the "OIG Investigation"). If adversely determined, the OIG Investigation could cause the DOE to subject us to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that we disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of our ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes.

    In August 2000, the DOE advised us that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). The DOE has also advised us, however, that during the pendency of the OIG Investigation, each of the ITT Technical Institutes that currently participates in Title IV Programs remains eligible to participate in Title IV Programs in accordance with the terms of its present eligibility and, if its current period of eligibility expires, its eligibility will continue on a month-to-month basis. See "--Additional Locations and Programs," "--Eligibility and Certification Procedures," "--Compliance with Regulatory Standards and Effect of Regulatory Violations," and "Business--Change in Control." A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the DOE's restrictions are not lifted prior to 2003. We cannot assure you that the DOE will lift its restrictions prior to 2003 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs.

    In January 2001, the U.S. Department of Justice ("DOJ") informed us that we are a defendant in a qui tam action brought under the False Claims Act, 31 U.S.C. Section 3730 (the "Qui Tam Action"), which we now believe caused the OIG to institute the OIG Investigation. The Qui Tam Action, if adversely determined, could result in our having to repay Title IV Program funds that we disbursed during the last several years, which would be trebled under the False Claims Act, and also to pay penalties. See "Legal Proceedings."

    The DOE's regulations require each institution to use electronic processes mandated by the DOE. Although we will have to adjust some of our current practices to comply fully with this requirement, we do not believe, based on our current understanding of how this requirement will be applied, that our financial condition will be materially affected by this standard.

    ADDITIONAL LOCATIONS AND PROGRAMS. Our expansion plans assume we will be able to continue to obtain the necessary DOE, ACICS and SEA approvals to establish new institutes as additional locations of existing main campuses and to expand the program offerings at our existing institutes. From 1998 through 2000, we established eight new additional locations, six of which are participating and two of which are seeking to participate in Title IV Programs, and added 167 programs at our existing institutes.

    The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. An institution that is certified to participate in Title IV Programs can establish additional locations that may, after review by the DOE, participate in Title IV Programs without satisfying the two-year requirement, so long as each additional location satisfies all other applicable requirements. In November 2000, the DOE issued new regulations, effective July 1, 2001, that will permit an institution participating in Title IV Programs to establish an additional location that can participate in Title IV Programs immediately upon being reported to the DOE, unless one of the following restrictions applies, in which case the DOE must approve the additional location before it can participate in Title IV Programs:

    - the institution is provisionally certified to participate in Title IV Programs (See "--Eligibility and Certification Procedures");

    - the institution receives Title IV Program funds under the DOE's reimbursement or cash monitoring payment method;

    - the institution acquired the assets of another institution that provided educational programs at that location during the preceding year and participated in Title IV Programs during that year;

    - the institution would be subject to loss of eligibility to participate in Title IV Programs, because the additional location lost its eligibility to participate in Title IV Programs as a result of high FFEL/FDL cohort default rates; or

    - the DOE previously notified the institution that it must apply for approval to establish an additional location.

The DOE has advised us that, during the pendency of the OIG Investigation, the DOE will not approve any application submitted by any of our campus groups for an additional location. See "--Administrative Capability."

    The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. The HEA and applicable regulations do not restrict the number or delay the introduction of educational programs that an institution may offer, but each new program must satisfy all applicable eligibility requirements. The DOE has advised us that, during the pendency of the OIG Investigation, the DOE will not approve any extension of any of our campus groups' course or program offerings (such as raising the level of programs offered at the institution). See "--Administrative Capability."

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

    ELIGIBILITY AND CERTIFICATION PROCEDURES. The HEA and its implementing regulations require each institution to periodically reapply to the DOE for continued certification to participate in Title IV Programs. The DOE recertifies each institution deemed to be in compliance with the HEA and the DOE's regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current DOE certification for all of our ITT Technical Institute campus groups extends through June 30, 2001. Accordingly, we have applied to the DOE to recertify all of our campus groups. The DOE has advised us that, during the pendency of the OIG Investigation, the DOE will not approve any application submitted by any of our campus groups for recertification to participate in Title IV Programs. If the OIG Investigation is still pending when the ITT Technical Institute campus groups' current certifications to participate in Title IV Programs expire, each of the ITT Technical Institutes that currently participate in Title IV Programs will remain eligible to participate in Title IV Programs in accordance with the terms of its present eligibility on a month-to-month basis. See "--Administrative Capability." The DOE has normally required each of our campus groups to submit an updated application for institutional certification when it opens an additional location that offers at least 50% of a full educational program or raises its level of program offering.

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

    Any institution seeking certification to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the DOE will require the institution to reapply for continued certification. None of our institute campus groups were provisionally certified by the DOE prior to Starwood Hotels' acquisition of ITT in February 1998. As a result of that acquisition, the DOE recertified each of our campus groups to participate in Title IV Programs on a provisional basis for a three-year period. As an additional condition of each campus group's provisional certification, the DOE directed us to address certain issues related to our financial condition and financial statements. See "--Change in Control." The DOE also placed one additional condition on the provisional certification of three campus groups (consisting of five institutes), as follows:

    - the DOE cited the San Antonio institute for having a FFEL/FDL cohort default rate exceeding 25% for at least one of the three most recent federal fiscal years for which such rates had been published, and advised that institute that it would stay on provisional certification status until its rates for three consecutive federal fiscal years are all below 25%;

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

    The San Antonio institute now has an FFEL/FDL cohort default rate below 25% for each of the three most recent federal fiscal years for which the DOE has published FFEL/FDL official cohort default rates. In August 1998, the DOE formally closed the DOE program review of the San Diego institute and the ACICS formally reaccredited the Youngstown campus group. These developments will be considered when all of our campus groups reapply to the DOE for continued certification to participate in Title IV Programs in 2001. See "--Change in Control."

    TITLE IV PROGRAM FUNDS MANAGEMENT. DOE regulations govern how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. These regulations delay our receipt and disbursement of federal student loan funds and prescribe time frames within which our campus groups must notify Title IV Program fund recipients of certain information and return any undisbursed Title IV Program funds. We do not believe that these regulations will have a material adverse effect on our financial condition, results of operations or cash flows.

    AVAILABILITY OF LENDERS AND GUARANTORS. For a variety of reasons, the number of lenders willing to make federally guaranteed student loans under the FFEL program to students at some for-profit institutions has declined. To date, however, the availability of lenders has not affected the ability of our students to obtain FFEL program loans.

    During 2000, one lender made approximately 71% of all FFEL program loans received by our students. We believe that other lenders would be willing to make FFEL program loans to our students if such loans were no longer available from our primary lender, but we cannot assure you of this. The HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make FFEL program loans to its students. Using a lender of last resort may delay the receipt of FFEL program loans by our students and slightly reduce the total loan access for our students, but should not have a material adverse effect on us. Lenders of last resort will not provide loans under the Federal PLUS program (a FFEL program), which accounted in aggregate for 14% of our revenues in 2000, and are not required to provide unsubsidized loans under the Federal Stafford Loan program (a FFEL program), which accounted in aggregate for 25% of our revenues in 2000.

    During 2000, one student loan guaranty agency guaranteed approximately 95% of all FFEL program loans received by our students. We believe that other guaranty agencies would be willing to guarantee FFEL program loans received by our students if that guaranty agency ceased guaranteeing such loans or reduced the volume of loans guaranteed, but we cannot assure you of this. Most states have a designated guaranty agency that we believe would guarantee most, if not all, FFEL program loans received by our students in that state. In addition, the HEA's lender of last resort program provides for the guarantee of FFEL program loans made by lenders of last resort. Thus, any reduction in the volume of FFEL program loans for our students guaranteed by the institutes' primary guaranty agency should not have a material adverse effect on our financial condition, results of operations or cash flows. We do not make or guarantee any Title IV Program loans to any student attending any of our institutes.

    COMPLIANCE WITH REGULATORY STANDARDS AND EFFECT OF REGULATORY
VIOLATIONS. Our internal audit department reviews our institutes' compliance with Title IV Program requirements and typically conducts an annual compliance review of each of our institutes. The review addresses numerous compliance areas, including student tuition refunds, student academic progress, student admissions, graduate employment, student attendance, student financial aid applications and implementation of prior audit recommendations.

    Our institutes are subject to audits and program compliance reviews by various external agencies, including the DOE, state agencies, guaranty agencies and the ACICS. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the DOE or another regulatory agency determined that one of our institutes improperly disbursed Title IV Program funds or violated a provision of the HEA or the implementing regulations, that institute could be required to repay such funds to the DOE or the appropriate state agency or lender and could be assessed an administrative fine. The DOE could also subject the institute to heightened cash monitoring, or could transfer the institute from the advance system of receiving Title IV Program funds to the reimbursement system, under which a school must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE. Violations of Title IV Program requirements could also subject us or our institutes to other civil and criminal penalties.

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

    There is no proceeding pending to fine any of our institutes or to limit, suspend or terminate any of our institutes' participation in Title IV Programs. In July 2000, we were informed that the OIG had initiated an investigation, which appears to relate primarily to the compensation of our sales representatives. If the OIG Investigation causes the DOE to substantially limit, suspend or terminate our institutes' participation in Title IV Programs or levy significant monetary fines or penalties, there would be a material adverse effect on our expansion plans, financial condition, results of operations and cash flows. If any proceeding substantially limited our institutes' participation in Title IV Programs or required the repayment of a substantial sum of Title IV Program funds that our institutes disbursed in prior years, we would be materially adversely affected, even if we could arrange or provide alternative financing sources or repay those funds. If an institute lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for our students, we would probably have to close that institute. See "--Administrative Capability."

STATE AUTHORIZATION AND ACCREDITATION

    We are subject to extensive and varying regulation in each of the 28 states in which we currently operate an institute and in eight other states in which our institutes recruit students. Each of our institutes must be authorized by the applicable SEAs to operate and grant degrees or diplomas to their students. In addition, some states require an institute to be in operation for a period of up to two years before such institute can be authorized to grant degrees. Currently, each of our institutes has received authorization from one or more SEAs.

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

    The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement. In 2000, two of our institutes were reviewed and granted initial accreditation by the ACICS.

    State authorization and accreditation by a recognized accrediting commission are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the DOE. None of our institutes is on probation with the ACICS, but five institutes are subject to a financial review and 14 institutes are subject to an outcomes review by ACICS. Under the ACICS criteria, an institute that is subject to a financial or outcomes review must periodically report its results in such areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish an additional location. We do not believe that these limitations will have a material adverse effect on our expansion plans.

    The loss of accreditation by one of our existing institutes or the failure of a new institute to obtain full accreditation:

    - would make only the affected institute ineligible to participate in Title IV Programs, if the affected institute was an additional location;

    - would make the entire campus group ineligible to participate in Title IV Programs, if the affected institute was a main campus; and

    - could have a material adverse effect on our financial condition, results of operations and cash flows.

CHANGE IN CONTROL

    The DOE, the ACICS and most of the SEAs have laws, regulations and/or criteria (collectively "Regulations") pertaining to the change in ownership and/or control (collectively "change in control") of institutions, but these Regulations do not uniformly define what constitutes a change in control. The DOE's Regulations describe some transactions that are a change in control, including the transfer of a controlling interest in the voting stock of an institution or the consolidated corporation of which the institution is a part. Under the DOE's Regulations issued in November 2000 that became effective immediately, a change in control of a publicly traded corporation, such as ESI, occurs when: (a) there is an event that obligates the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control; or
(b) a controlling shareholder of the corporation ceases to be a controlling shareholder. The DOE's Regulations define a "controlling shareholder" to:
(a) be a shareholder who holds or controls at least 25% or more of the voting stock of the corporation and more shares of the voting stock than any other shareholder; and (b) exclude a shareholder whose sole ownership of the corporation's voting stock is held as a U.S. institutional investor, in mutual funds, through a profit-sharing plan or in an Employee Stock Ownership Plan. Most of the SEAs include the sale of a controlling interest of common stock in the definition of a change in control. The ACICS defines a change in control of a publicly traded corporation to include, among other things:

    - a change in 50% or more of the voting members of the corporation's board of directors in any rolling, 12-month period;

    - a change in the number of voting members of the corporation's board of directors in any rolling, 12-month period that allows a group of directors to exercise control who could not exercise control before the change;

    - the acquisition of 50% or more of the total outstanding voting shares of the corporation by any entity; or

    - any transaction that is deemed by an appropriate governmental agency to constitute a change in control.

The change in control Regulations adopted by the DOE, the ACICS and the SEAs are subject to varying interpretations as to whether a particular transaction constitutes a change in control.

    When a change in control occurs under the DOE's regulations, an institution's eligibility to continue to participate in Title IV Programs is subject to review and the institution could lose its eligibility, with the result that the institution would no longer be able to authorize or, with limited exceptions, disburse Title IV Program funds to its students. Under the HEA and the DOE's Regulations, the DOE may provisionally certify an institution that is part of a publicly traded corporation for a temporary period following a change in control, if the institution submits a materially complete application for reinstatement within 10 business days after the institution knew or should have known, based on SEC filings, that the change in control occurred. This temporary certification enables the institution to continue to participate in Title IV Programs pending the DOE's review of its complete application, if such complete application is filed by the last day of the month following the month in which the institution knew or should have known, based on SEC filings, that the change of control occurred. For this purpose, a complete application must include the most recent quarterly financial statements filed with the SEC, a copy of all other SEC filings made after the close of the last fiscal year for which the institution submitted a compliance audit to the DOE, and documentation that the institution, including both the main campus and any additional locations, is authorized by the appropriate SEA or SEAs and accredited by an accrediting commission recognized by the DOE following the change in control. The DOE's reinstatement of an institution's certification to participate in Title IV Programs depends on its determination that the institution, under its new ownership and control, complies with specified DOE requirements for institutional eligibility. The time required for the DOE to make such a determination can vary but, if the institution satisfies the application criteria and time frames specified above in this paragraph, the institution will be certified on a month-to-month basis while the DOE conducts its review.

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

    A change in control could occur as a result of future transactions in which we or our institutes are involved, such as some corporate reorganizations and some changes in our board of directors. If a future transaction results in a change in control of ESI or our institutes, we believe that we will be able to obtain all necessary approvals from the SEAs and the ACICS. We cannot assure you, however, that all such approvals can be obtained in a timely manner that would not delay the availability of Title IV Program funds or prevent some students from receiving Title IV Program funds. We also cannot assure you that we could obtain all of the necessary approvals from the DOE. The DOE has advised us that, during the pendency of the OIG Investigation, the DOE will not approve any application submitted by any of our campus groups with respect to any change in control. See "Business--Regulation of Federal Financial Aid Programs--Administrative Capability."

    A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes failed to timely:

    - obtain the approvals of the SEAs required prior to or following a change in control;

    - regain accreditation by the ACICS or have their accreditation temporarily continued or reinstated by the ACICS; or

    - regain eligibility to participate in Title IV Programs from the DOE or receive temporary certification to continue to participate in Title IV Programs pending further review by the DOE.

ITEM 2.  PROPERTIES

    We lease all of our institute facilities, except for a parking lot we own adjacent to the Houston (North), Texas institute. The average lease term is approximately seven years. As of December 31, 2000, we leased 79 facilities for 71 institutes. Two of these leases were for institutes in their first year of operation as of December 31, 2000, two of these leases were for facilities under lease where we plan to open two new institutes in 2001, and eight of these leases were for four institutes that each utilize two separate facilities.

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

    We lease approximately 41,100 square feet of office space in our headquarters building in Indianapolis, Indiana. As of December 31, 2000, the lease required payments of approximately $1.6 million over the remaining term of the lease, which expires in 2003.

ITEM 3.  LEGAL PROCEEDINGS.

    We are subject to litigation in the ordinary course of our business. Among the legal actions currently pending are:

(1) In January 2001, the U.S. Department of Justice ("DOJ") informed us that we are a defendant in a qui tam action brought under the False Claims Act, 31 U.S.C. Section 3730, that is pending in the United States District Court for the Southern District of Texas (the "Qui Tam Action"). A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the DOJ decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation. If the DOJ intervenes, it has primary control over the litigation. If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government's recovery.

    The DOJ has not decided whether to intervene in the Qui Tam Action. Thus, the Qui Tam Action remains under seal and we have not been served with the complaint. Since the Qui Tam Action is under seal, we do not know (or are not permitted to disclose) the details of the complaint concerning, among other things, the identity of the relator or relators, the theories of liability or the amount of damages sought from us. We believe, however, that the Qui Tam Action relates primarily to whether our sales representative compensation plan violates the HEA and the DOE's regulations that prohibit an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. The Qui Tam Action, if adversely determined, could result in our having to repay Title IV Program funds that we disbursed during the last several years, which would be trebled under the False Claims Act, and also to pay penalties. We believe that we have meritorious defenses to the Qui Tam Action and, if the action proceeds, we intend to vigorously defend ourselves against the claims.

    As previously reported, in July 2000, we received a subpoena from the DOE's Office of Inspector General ("OIG") requesting information that related primarily to the compensation of our sales representatives (the "OIG Investigation"), which we now believe resulted from the Qui Tam Action. If adversely determined, the OIG Investigation could cause the DOE to subject us to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that we disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of our ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes.

    In August 2000, the DOE advised us that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). The DOE has also advised us, however, that during the pendency of the OIG Investigation, each of the ITT Technical Institutes that currently participates in Title IV Programs remains eligible to participate in Title IV Programs in accordance with the terms of its present eligibility and, if its current period of eligibility expires, its eligibility will continue on a month-to-month basis. A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the DOE's restrictions are not lifted prior to 2003. We cannot assure you that the DOE will lift its restrictions prior to 2003 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs.

(2) CONTRERAS, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL. (Civil Action No. CV788222), was filed on March 3, 2000 (served on January 19, 2001) in the Superior Court of Santa Clara County in Santa Clara, California by five former students of the ITT Technical Institute in Santa Clara, California. The suit alleges, among other things, fraud, negligence, negligent misrepresentation, breach of oral contract, and statutory violations of the California Business and Professions Code and California Education Code by us and three of our employees who reside in California. The claims relate primarily to our marketing and recruitment practices and the quality of our services. The plaintiffs seek compensatory damages, punitive damages, exemplary damages, civil penalties, restitution on behalf of plaintiffs and all other persons similarly situated, injunctive relief, attorney's fees and costs. On February 6, 2001, the plaintiffs filed an amended complaint in this action adding 57 plaintiffs, who are current and former students of the ITT Technical Institute in either Santa Clara, California or Hayward, California. Thirty-seven of the 62 plaintiffs graduated from their programs of study at the ITT Technical Institutes, and 25 of those graduates or their employers reported to us that they were employed in a field involving their education at an average salary of $34,245. The written enrollment agreement between each of the plaintiffs and us provides that all disputes between the parties will be resolved through binding arbitration, instead of litigation. We will be filing a motion with the court to compel the arbitration of each plaintiff's claims in this action. We believe that we have meritorious defenses, and we intend to vigorously defend ourself against the plaintiffs' claims.

    We cannot assure you of the ultimate outcome of any litigation involving us. Based on the information currently available to us, we do not believe any pending legal proceeding will result in a judgment or settlement that will have, after taking into account our existing insurance and provisions for such liabilities, a material adverse effect on our financial condition, results of operations or cash flows. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the holders of the common stock during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "ESI." The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE's consolidated transaction reporting system.

                                                                HIGH       LOW
                                                              --------   --------
1999
First Quarter...............................................  $40.357    $31.500
Second Quarter..............................................   39.125     19.688
Third Quarter...............................................   28.625     15.000
Fourth Quarter..............................................   24.000     14.750
2000
First Quarter...............................................  $19.375    $10.750
Second Quarter..............................................   23.250     15.375
Third Quarter...............................................   28.875     17.375
Fourth Quarter..............................................   28.250     13.375

    There were approximately 200 holders of record of our common stock on March 6, 2001.

    We did not pay a cash dividend in 1999 or 2000. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA:

    The following selected financial data of ESI are qualified by reference to and should be read with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report.

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF INCOME DATA:
Revenues..................................  $347,524   $316,370   $291,375   $261,664   $232,319
Cost of educational services..............   211,653    191,760    176,487    163,053    145,197
Student services and administrative
  expenses................................    94,156     86,953     81,522     72,388     66,546
Legal settlements.........................        --         --     12,858         --         --
Offering, change in control and other
  one-time expenses.......................        --        900      1,872         --         --
                                            --------   --------   --------   --------   --------
  Total costs and expenses................   305,809    279,613    272,739    235,441    211,743
Operating income..........................    41,715     36,757     18,636     26,223     20,576
Interest income, net (a)..................     2,707      2,396      5,329      5,565      4,119
                                            --------   --------   --------   --------   --------
Income before income taxes and cumulative
  effect of change in accounting
  principle...............................    44,422     39,153     23,965     31,788     24,695
Income taxes..............................    16,937     14,802     10,024     12,665      9,844
                                            --------   --------   --------   --------   --------
Income before cumulative effect of change
  in accounting principle.................    27,485     24,351     13,941     19,123     14,851
Cumulative effect of change in accounting
  principle, net of tax (b)...............    (2,776)      (823)        --         --         --
                                            --------   --------   --------   --------   --------
Net income................................  $ 24,709   $ 23,528   $ 13,941   $ 19,123   $ 14,851
                                            --------   --------   --------   --------   --------
Earnings per share (c):
  Basic...................................  $   1.03   $   0.93   $   0.52   $   0.71   $   0.55
  Diluted.................................  $   1.02   $   0.93   $   0.51   $   0.71   $   0.55
                                            ========   ========   ========   ========   ========
OTHER OPERATING DATA:
EBITDA (d)................................  $ 56,234   $ 47,907   $ 27,918   $ 34,162   $ 28,069
Operating losses from new technical
  institutes before income taxes (e)......  $  4,051   $  5,096   $  5,257   $  3,165   $  5,721
Capital expenditures, net.................  $ 29,393   $ 17,005   $ 11,381   $ 11,465   $  7,868
Number of students at end of period.......    27,640     26,428     25,608     24,498     22,633
Number of technical institutes at
  end of period...........................        69         67         65         62         59

                                                                  AT DECEMBER 31,
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, restricted cash, cash invested with ITT
  and marketable debt securities..............  $70,618    $67,961    $119,268   $98,689    $95,793
Total current assets..........................   92,570     89,082     138,758   112,958    108,449
Property and equipment, less accumulated
  depreciation................................   46,560     31,686      24,985    22,886     19,360
Total assets..................................  150,896    131,002     175,571   145,914    135,749
Total current liabilities.....................   79,926     68,622      70,241    55,946     65,405
Shareholders' equity..........................   64,686     57,771     101,856    87,815     68,692

------------------------

(a) See Note 3 of Notes to Consolidated Financial Statements for information concerning intercompany interest between ESI and ITT.

(b) Cumulative effect of change in accounting principle, net of tax represents institute start-up costs in 1999 and revenue recognition in accordance with SAB 101 in 2000. Except for the selected quarterly financial data, ESI has not presented proforma results for prior fiscal years due to immateriality.

(c) Earnings per share data are based on historical net income and the number of shares of our common stock outstanding during each period after giving retroactive effect to the three-for-two stock splits in April and November 1996. Earnings per share for all periods have been calculated in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(d) EBITDA represents earnings before interest and financial charges, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. We have included information concerning EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because we understand that certain investors use it as one measure of an issuer's financial performance. EBITDA is not an alternative to operating income (as determined in accordance with generally accepted accounting principles), an indicator of our performance or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or a measure of liquidity.

(e) Operating losses from new technical institutes before income taxes represents operating losses before income taxes, including amortization of deferred start-up costs, for institutes in the first 24 months after their first class start.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ WITH THE SELECTED FINANCIAL AND OPERATING DATA AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

GENERAL

    We operate 70 institutes in 28 states which provide technology-oriented postsecondary education to approximately 27,500 students. We derive our revenue almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended, (the "HEA"). In 2000, we indirectly derived approximately 66% of our revenues from Title IV Programs.

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

    A new institute must be authorized by the state in which it will operate, accredited by an accrediting commission that the U.S. Department of Education ("DOE") recognizes, and certified by the DOE to participate in Title IV Programs. The accrediting commission that accredits our institutes grants accreditation to a new institute as of its first class start date. The DOE's certification process cannot commence until the first students begin classes. DOE certification for a new location has generally taken approximately nine months from the first class start date. In July 2000, we received a subpoena from the DOE's Office of Inspector General ("OIG") requesting information that related primarily to the compensation of our sales representatives (the "OIG Investigation"). In August 2000, the DOE advised us that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). The DOE also advised us, however, that during the pendency of the OIG Investigation, each of the ITT Technical Institutes that currently participates in Title IV Programs remains eligible to participate in Title IV Programs in accordance with the terms of its present eligibility and, if its current period of eligibility expires, its eligibility will continue on a month-to-month basis. The HEA and the DOE's regulations prohibit an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. The DOE has not issued regulations to clarify its interpretation of this provision of the HEA, and the DOE's interpretations of this provision have been inconsistent and generally have not been publicly disseminated. As a result, we cannot assure you that the DOE will not find any deficiencies in our method of compensation. In January 2001, the U.S. Department of Justice ("DOJ") informed us that we are a defendant in a qui tam action brought under the False Claims Act, 31 U.S.C. Section 3730 (the "Qui Tam Action"), which we now believe caused the OIG to institute the OIG Investigation. If adversely determined, the OIG Investigation could cause the DOE to subject us to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that we disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of our ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes. In addition, a material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the restrictions placed on us by the DOE in August 2000 are not lifted prior to 2003. We cannot assure you that the DOE will lift its restrictions prior to 2003 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs. The Qui Tam Action, if adversely determined, could result in our having to repay Title IV Program funds that we disbursed during the last several years, which would be trebled under the False Claims Act, and also to pay penalties. See Note 10 of Notes to Consolidated Financial Statements.

    Prior to January 1, 1999, we deferred certain direct costs incurred with respect to a new institute prior to the first class start ("institute start-up costs") and amortized them over the first year of operation after the first class start. Beginning January 1, 1999, we began expensing institute start-up costs as incurred. From January 1, 1995 through December 31, 2000, we opened 16 new institutes (six of which started classes in 1998 or 1999 and two of which started classes in 2000). New institutes historically incur a loss during the 24-month period after the first class start date. These losses during a fiscal year by institutes in their first two years of operation, together with the amortization of institute start-up costs, are referred to as "operating losses from new technical institutes." The operating losses from new technical institutes totaled $4.1 million for the year ended December 31, 2000, $5.1 million for the year ended December 31, 1999 and $5.3 million for the year ended December 31, 1998.

    We earn tuition revenue on a weekly basis, pro rata over the length of each of four, 12-week academic quarters in each fiscal year. State regulations and accrediting commission criteria generally require us to refund a portion of the tuition payments received from a student who withdraws from one of our institutes during an academic quarter. Prior to October 7, 2000, the DOE regulations also imposed tuition refund requirements. Our statement of income recognizes immediately the amount of tuition, if any, that we may retain after payment of any refund.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Effective January 1, 2000, we implemented SAB 101 and changed the method by which we recognize the laboratory and application fees charged to a student as revenue. We began recognizing those fees as revenue on a straight-line basis over the average student's program length of 24 months. Previously, we recognized the quarterly laboratory fee as revenue at the beginning of each academic quarter and the application fee as revenue when we received the fee. We recorded the cumulative effect of the change in accounting as a one-time charge of $2.8 million, net of taxes, in the three months ended March 31, 2000.

    We incur expenses throughout a fiscal period in connection with the operation of our institutes. The cost of educational services includes faculty and administrative salaries, cost of books sold, occupancy costs, depreciation and amortization of equipment costs and leasehold improvements, and certain other administrative costs incurred by our institutes.

    Student services and administrative expenses include direct marketing costs (which are marketing expenses directly related to new student recruitment), indirect marketing expenses, an allowance for doubtful accounts and administrative expenses incurred at corporate headquarters. Direct marketing costs include salaries and employee benefits for recruiting representatives and direct solicitation advertising expenses. We capitalize our direct marketing costs (excluding advertising expenses) using the successful efforts method and amortize them on an accelerated basis over the average course length of 24 months commencing on the class start date. We expense as incurred our marketing costs that do not relate to the direct solicitation of potential students. In March 1998, as part of the DOE's reinstatement of our institutes' participation in Title IV Programs following our change in control resulting from Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels") February 23, 1998 acquisition of ITT Corporation ("ITT"), the DOE, among other things, directed us to revise our current accounting treatment of direct marketing, revenue recognition and amortization of direct marketing costs or provide evidence that our treatment of these items conforms with Generally Accepted Accounting Principles ("GAAP"). We believe that our treatment of the items identified by the DOE is in accordance with GAAP and we have continued to communicate our position to the DOE, but we cannot assure you that the DOE will agree with our position. If the DOE required us to use certain accounting methods that differ from the methods we presently use, then we could be forced to change certain of our accounting policies. We do not believe that such a change would have a material adverse effect on our financial condition or results of operations before the cumulative effect of any change in accounting.

    We have been performing our own cash management functions since February 5, 1998. Prior to February 5, 1998, ITT provided cash management services to us. We have included the invested funds in the captions "cash and cash equivalents" and "marketable debt securities" in the December 31, 2000 and 1999 balance sheet. The marketable debt securities have maturity dates in excess of 90 days at the time of purchase and we record them at their market value. We include debt securities with original maturity dates of less than 90 days in cash and cash equivalents and record such securities at cost which approximates market value. We estimate that the market risk associated with our investments in marketable debt securities can best be measured by a potential decrease in the fair value of these securities resulting from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of securities would not be material.

    In 1998, we began offering a new information technology program of study involving computer network systems ("CNS") at three ITT Technical Institutes. We began offering the CNS program at an additional 31 ITT Technical Institutes in 1999 and at an additional 35 ITT institutes in 2000. We incur a loss with respect to each CNS program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program offering (such as salaries, equipment depreciation, rent and marketing), which typically has not occurred until the program has been offered for three or four quarters. The initial amount of capital required to offer the CNS program at an ITT Technical Institute is approximately $0.2 million.

VARIATIONS IN QUARTERLY RESULTS OF OPERATIONS

    Our quarterly results of operations have tended to fluctuate significantly within a fiscal year because of differences in the number of weeks of earned tuition revenue in each fiscal quarter and the timing of student matriculations. Prior to the first quarter of 2000, our first and third fiscal quarters had 13 weeks of earned tuition revenue, while our second and fourth quarters had only 11 weeks of earned tuition revenue because of two-week student vacation breaks in June and December. Commencing with the first quarter of 2000, each of our four quarters have 12 weeks of earned tuition revenue. Revenues in our third and fourth fiscal quarters generally benefit from increased student matriculations. The number of new students entering our institutes tends to be substantially higher in June (27% of all new students in 2000) and September (34% of all new students in 2000) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of costs, however, and costs do not fluctuate significantly on a quarterly basis.

    The following table sets forth proforma revenues in each quarter during the two prior fiscal years as if we had followed the SAB 101 revenue recognition guidance and reported the same number of weeks of tuition revenue during each period.

                               QUARTERLY REVENUE
                             (DOLLARS IN THOUSANDS)

                                                       2000              1999 PROFORMA         1998 PROFORMA
                                                -------------------   -------------------   -------------------
THREE-MONTH PERIOD ENDED                         AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
------------------------                        --------   --------   --------   --------   --------   --------
March 31......................................  $ 81,192      23%     $ 74,850      24%     $ 67,488      23%
June 30.......................................    82,745      24        75,688      24        69,572      24
September 30..................................    88,479      26        81,027      25        76,065      26
December 31...................................    95,108      27        84,810      27        77,809      27
                                                --------     ---      --------     ---      --------     ---
  Total for Year..............................  $347,524     100%     $316,375     100%     $290,934     100%
                                                ========     ===      ========     ===      ========     ===

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain statement of income data to revenues for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................   100.0%     100.0%     100.0%
Cost of educational services................................    60.9       60.6       60.6
Student services and administrative expenses................    27.1       27.5       28.0
Legal settlements...........................................      --         --        4.4
Offering, change in control and other one-time expenses.....      --        0.3        0.6
                                                               -----      -----      -----
Operating income............................................    12.0       11.6        6.4
Interest income, net........................................     0.8        0.8        1.8
                                                               -----      -----      -----
Income before income taxes and cumulative effect of change
  in accounting principle...................................    12.8%      12.4%       8.2%
                                                               =====      =====      =====

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues increased $31.1 million, or 9.8%, to $347.5 million for the year ended December 31, 2000 from $316.4 million for the year ended December 31, 1999 primarily due to:

    - a 5% increase in tuition rates in each of June 2000 (10% for the information technology programs) and September 1999;

    - a 3.2% increase in the total student enrollment at January 1, 2000 compared to January 1, 1999 (26,428 at January 1, 2000 compared to 25,608 at January 1, 1999); and

    - a 2.9% increase in the number of first-time and re-entering students beginning classes at our institutes (27,491 in 2000 compared to 26,716 in 1999).

    The total student enrollment on December 31, 2000 was 27,640, an increase of 4.6% from the 26,428 total student enrollment on December 31, 1999.

    COST OF EDUCATIONAL SERVICES. Cost of educational services increased $19.9 million, or 10.4%, to $211.7 in 2000 from $191.8 million in 1999. The principal causes of this increase include:

    - the costs required to service the increased enrollment;

    - normal inflationary cost increases for wages, rent and other costs of services;

    - the costs associated with the CNS program offerings; and

    - increased costs at new institutes (two in January 1999, one in April 1999, one in March 2000 and one in December 2000).

    Cost of educational services as a percentage of revenues increased to 60.9% in 2000 from 60.6% in 1999. This increase was primarily due to the costs associated with offering the CNS program at more schools in 2000 than in 1999 (an additional 35 institutes began offering the CNS program in 2000 compared to an additional 31 in 1999), including salaries, equipment depreciation and rent.

    STUDENT SERVICES AND ADMINISTRATIVE EXPENSES. Student services and administrative expenses increased $7.2 million, or 8.3%, to $94.2 million in 2000 from $87.0 million in 1999. Student services and administrative expenses decreased to 27.1% of revenues in 2000 compared to 27.5% of revenues in 1999 primarily because the percentage increase in the costs associated with the sales representatives that we employed in 2000 was less than the percentage increase in revenues in 2000. In addition, media advertising costs in the year ended December 31, 2000 were 9.6% more than in the year ended December 31, 1999, which was a slightly smaller increase than the 9.8% increase in revenues.

    ONE-TIME EXPENSES. In 1999, we incurred net one-time expenses of $0.9 million ($0.02 per share) associated with the costs of ITT's February 1999 public offering of our common stock (the "February 1999 Offering") and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT. We did not incur any such expenses in 2000.

    OPERATING INCOME. The following table sets forth our operating income (in thousands) for the year ended December 31, 2000 and 1999:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Operating income as reported................................  $41,715    $36,757
Offering expenses, change in control and other one-time
  expenses..................................................       --        900
                                                              -------    -------
Operating income before one-time expenses...................  $41,715    $37,657
                                                              =======    =======

    INCOME TAXES. Our combined effective federal and state income tax rate in 2000 was 38.1% as compared to 37.8% in 1999.

    NET INCOME. The following table sets forth our net income (in thousands) for the year ended December 31, 2000 and 1999:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income (as reported)....................................  $24,709    $23,528
Offering expenses, change in control and other one-time
  expenses (after tax)......................................       --        554
Cumulative effect of change in accounting principle (after
  tax)......................................................    2,776        823
                                                              -------    -------
Net income before one-time expenses and cumulative effect of
  change in accounting principle............................  $27,485    $24,905
                                                              =======    =======

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues increased $25.0 million, or 8.6%, to $316.4 million for the year ended December 31, 1999 from $291.4 million for the year ended December 31, 1998 primarily due to:

    - a 5% increase in tuition rates in each of September 1999 and 1998;

    - a 4.5% increase in the total student enrollment at January 1, 1999 compared to January 1, 1998 (25,608 at January 1, 1999 compared to 24,498 at January 1, 1998); and

    - a 9.0% increase in the number of first-time and re-entering students beginning classes at our institutes (26,716 in 1999 compared to 24,521 in 1998).

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

    - normal inflationary cost increases for wages, rent and other costs of services; and

    - increased costs at new institutes (one in March 1998, one in June 1998, one in October 1998, two in January 1999 and one in April 1999).

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

    ONE-TIME EXPENSES. We recorded a $12.9 million ($0.28 per share) provision for the settlement of certain legal proceedings and claims in 1998. (See
Note 10 of Notes to Consolidated Financial Statements). In 1999, we incurred net one-time expenses of $0.9 million ($0.02 per share) associated with the costs of the February 1999 Offering and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT. In June 1998, we incurred total expenses of $1.1 million ($0.04 per share) for ITT's June 1998 public offering of our common stock (the "June 1998 Offering"). In addition, we incurred expenses of $0.8 million ($0.02 per share) in 1998 associated with our change in control and establishment of new employee benefit plans.

    OPERATING INCOME. The following table sets forth our operating income (in thousands) for the year ended December 31, 1999 and 1998:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Operating income as reported................................  $36,757    $18,636
Legal settlements...........................................       --     12,858
Offering expenses, change in control and other one-time
  expenses..................................................      900      1,872
                                                              -------    -------
Operating income before one-time expenses...................  $37,657    $33,366
                                                              =======    =======

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

    NET INCOME. The following table sets forth our net income (in thousands) for the year ended December 31, 1999 and 1998:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net income (as reported)....................................  $23,528    $13,941
Legal settlements (after tax)...............................       --      7,715
Offering expenses, change in control and other one-time
  expenses (after tax)......................................      554      1,501
Cumulative effect of change in accounting principle (after
  tax)......................................................      823         --
                                                              -------    -------
Net income before one-time expenses and cumulative effect of
  change in accounting principle............................  $24,905    $23,157
                                                              =======    =======

LIQUIDITY AND CAPITAL RESOURCES

    In 2000, we indirectly derived approximately 66% of our revenues from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year, which consists of three academic quarters. Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or ten days before the start of the first academic quarter of a student's academic year, and the second and third disbursements are typically received ten days before the start of each subsequent quarter of a student's academic year. While the timing of loan disbursements to us is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, we have typically received student loan funds upon the lender's disbursement of the student loan funds.

    Simultaneous with the close of the February 1999 Offering, we repurchased 1,500,000 shares of our common stock from ITT at the per share price to the public of the shares sold in the February 1999 Offering, less underwriters' commissions and discounts, for an aggregate cost of $49,088 (the "February 1999 Stock Repurchase").

    During 1999 and 2000, our Board of Directors authorized us to repurchase in aggregate up to 4,000,000 outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subsequent to the February 1999 Stock Repurchase, we repurchased 919,000 shares of our common stock in 1999 at an average cost of $21.57 per share, or $19.8 million in total. In 2000, we repurchased 1,144,200 shares of our common stock at an average cost of $15.89 per share, or $18.2 million in total. All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

    Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including institute start-up costs for new institutes. Our net cash items (consisting of cash and cash equivalents, restricted cash and marketable debt securities) increased from $68.0 million at December 31, 1999 to $70.6 million at December 31, 2000. Excluding the $18.2 million used to repurchase 1,144,200 shares of our common stock, cash items increased $20.8 million. Marketable debt securities and cash equivalents ranged from a low of $18.4 million in May 2000 to a high of $71.6 million in November 2000.

    We have generated positive cash flows from operations for the past five years. Cash flows from operations in 2000 was $50.1 million (excluding the $6.5 million decrease in marketable debt securities), an increase of $16.1 million from $34.0 million (excluding the $23.2 million decrease in marketable debt securities) in 1999. This increase was primarily due to higher cash flows from operations caused by the increase in income and accelerated cash collections from students associated with their use of a supplemental student loan program, called the College Advantage Loan Program ("CALP"), that was made available to our students by a private funding source beginning in January 2000. CALP offers eligible students and their parents loans to pay the students' cost of education that federal and state student financial aid sources do not fully cover. CALP loans are non-recourse to us and are disbursed once for each academic year at the start of the first academic quarter of the student's academic year.

    At December 31, 2000, we had positive working capital of $12.6 million. Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $19.1 million to $55.7 million at December 31, 2000 from $36.6 million at December 31, 1999. This increase was primarily due to the students' use of the CALP, our implementation of SAB 101 and increased tuition revenue resulting from higher tuition rates and a larger number of students.

    An institution may lose its eligibility to participate in some or all of the Title IV Programs, if the rates at which the institution's students default on federal student loans exceed specific percentages. An institution whose cohort default rate on loans under the Federal Family Education Loan ("FFEL") program and the William D. Ford Federal Direct Loan ("FDL") program is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in those programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, if an institution becomes ineligible to participate in the FFEL and FDL programs following the publication of its federal fiscal year FFEL/FDL cohort default rate, the institution will also be ineligible to participate in the Pell program for the same period of time.

    None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1998 federal fiscal year, the most recent year for which the DOE has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 1999 federal fiscal year, which preliminary rates were issued by the DOE in February 2001.

    Prior to the October 1998 amendments to the HEA ("1998 HEA Amendments"), the HEA limited how much of a student's tuition and fees an institution could retain for a student who withdrew from the institution. A student was only obligated for a pro rata portion of the education costs charged by the institution, if the student withdrew during the first 60% of the student's first period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. A student who withdrew after the first period of enrollment was also subject to a refund calculation, but it was not a straight pro rata calculation. The institution had to refund any monies it collected in excess of the pro rata or other applicable portion to the appropriate lenders or Title IV Programs in a particular order.

    The 1998 HEA Amendments rescinded the federal government's limitation on how much of a student's tuition and fees an institution could retain for a withdrawing student ("Refund Policy"), but the standards of most of the state education authorities that regulate our institutes (the "SEAs") and the Accrediting Council for Independent Colleges and Schools ("ACICS") that accredits our institutes continue to impose a Refund Policy. The 1998 HEA Amendments and their implementing regulations impose a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs. This limitation permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or Title IV Programs any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment ("Return Policy"). We began complying with the Return Policy on October 7, 2000.

    The federal government's substitution of the Return Policy for its Refund Policy may, in many states depending on when a student withdraws during an academic quarter, increase the portion of the student's education costs owed to the ITT Technical Institute upon withdrawal and/or reduce the amount of Title IV Program funds that the withdrawing student can use to pay his or her education costs. In these instances, we expect that many withdrawing students will be unable to pay all of their education costs and that we will be unable to collect a significant portion of these costs. Title IV Program funds are generally paid sooner and are more collectible than payments from other sources. We believe, however, that the incremental decrease in the amount of Title IV Program funds that certain withdrawing students can use to pay their education costs to our institutes will be largely offset by the incremental increase in the education costs owed to us by withdrawing students in certain states that we intend to collect and, therefore, we do not expect the Return Policy to have a material adverse effect on our financial condition, results of operations or cash flows.

    Under a provision of the HEA commonly referred to as the "90/10" Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. For our 2000 fiscal year, the range of our campus groups was from approximately 59% to approximately 74%.

    The DOE, the ACICS and most of the SEAs have laws, regulations and/or criteria (collectively, "Regulations") pertaining to the change in control of institutions, but these Regulations do not uniformly define what constitutes a change in control. When a change in control occurs under the DOE's Regulations, an institution's eligibility to continue to participate in Title IV Programs is subject to review and the institution could lose its eligibility, with the result that the institution would no longer be able to authorize or, with limited exceptions, disburse Title IV Program funds to its students. The DOE may provisionally certify an institution for a temporary period following a change in control. The DOE's reinstatement of an institution's certification to participate in Title IV Programs depends on its determination that the institution, under its new ownership and control, complies with specified DOE requirements for institutional eligibility. The time required for the DOE to make such a determination can vary but, if the institution submits a materially complete application for reinstatement within 10 business days after the change in control, the institution will be certified while the DOE conducts its review.

    A change in control could occur as a result of future transactions in which we or our institutes are involved, such as some corporate reorganizations and some changes in our board of directors. A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes failed, in a timely manner, to be reauthorized by their SEAs, reaccredited by the ACICS or recertified by the DOE to participate in Title IV Programs. The DOE has advised us that, during the pendency of the OIG Investigation, the DOE will not approve any application submitted by any of our campus groups with respect to any change in control. See Note 10 of Notes to Consolidated Financial Statements.

    Our capital assets consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture, software and leasehold improvements. We lease all of our building facilities. Capital expenditures totaled $29.4 million during 2000 and included expenditures of $10.2 million to expand curricula offerings at existing institutes, $7.1 million for equipment used in our revised electronics engineering technology ("EET") curriculum, $5.3 million to replace or add furniture or equipment at existing institutes, $2.0 million on leasehold improvements, $0.8 million for new ITT Technical Institutes and $4.0 million for software that was developed or purchased to enhance our current information systems. Leasehold improvements represent part of our continuing effort to maintain our existing facilities in good condition. Capital expenditures increased by $12.4 million to $29.4 million in 2000 from $17.0 million in 1999, principally due to the incremental expenditure of $3 million ($10 million in 2000 compared to $7 million in 1999) for the continued roll-out of our information technology program involving CNS and the $7.1 million for equipment used in our revised EET curriculum. To date, cash generated from operations has been sufficient to meet our capital expenditures.

    We plan to continue to upgrade and expand current facilities and equipment. We expect that 2001 capital expenditures will be approximately $30 million, of which approximately $7 million will be used to exchange the existing computer equipment used in our current computer-aided drafting curriculum for computer equipment that can also be used in our information technology curriculum, and approximately $10 million will be used to acquire additional equipment for our information technology programs. The capital additions for a new institute are approximately $0.4 million and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million. We anticipate that our planned capital additions can be funded from cash flows from operations. Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

    We do not believe that any reduction in cash and cash equivalents or marketable debt securities that may result from its use to effect any future stock repurchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; the results of the OIG Investigation which, if adversely determined, could cause the DOE to subject us to monetary fines or penalties or other sanctions (including a limitation, suspension or termination of our ability to participate in federal student financial aid programs) that could adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes; the results of the Qui Tam Action which, if adversely determined, could result in a demand for repayment of Title IV Program funds, trebled under the False Claims Act, and penalties; our ability to hire and retain qualified faculty; effects of any change in ownership of us resulting in a change in control of us, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies, including our information technology programs; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this Item appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--General."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this Item appears on pages F-1 through F-21 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item concerning our directors, nominees for director, executive officers and disclosure of delinquent filers is incorporated herein by reference to ESI's definitive Proxy Statement for our 2001 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to ESI's definitive Proxy Statement for our 2001 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ESI's definitive Proxy Statement for our 2001 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to ESI's definitive Proxy Statement for our 2001 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1.  Financial Statements:

                                                              PAGE NO. IN
                                                              THIS FILING
                                                              -----------
Report of Independent Accountants...........................      F-1

Consolidated Statements of Income for the years ended
  December 1, 2000, December 31, 1999 and December 31,
  1998......................................................      F-2

Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 1999.........................................      F-3

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, December 31, 1999 and December 31,
  1998......................................................      F-4

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, December 31, 1999 and
  December 31, 1998.........................................      F-5

Notes to Consolidated Financial Statements..................      F-6

       2.  Financial Statement Schedules:

        Schedule II--Valuation and Qualifying Accounts of the Company for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 appear on page F-19.

       3. Quarterly Results for 2000 and 1999 (unaudited) appear on pages F-20 through F-21.

       4.  Exhibits:

        A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-3 through S-4, which immediately precedes such exhibits, and is incorporated herein by reference.

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ITT Educational Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 36 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of revenue recognition for certain fees effective January 1, 2000 and adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" in 1999.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Indianapolis, Indiana
January 19, 2001, except for Note 10,
as to which the date is February 6, 2001

                         ITT EDUCATIONAL SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES....................................................  $347,524   $316,370   $291,375
COSTS AND EXPENSES
Cost of educational services................................   211,653    191,760    176,487
Student services and administrative expenses................    94,156     86,953     81,522
Legal settlements...........................................        --         --     12,858
Offering, change in control and other one-time expenses.....        --        900      1,872
                                                              --------   --------   --------
  Total costs and expenses..................................   305,809    279,613    272,739
                                                              --------   --------   --------
Operating income............................................    41,715     36,757     18,636
Interest income, net........................................     2,707      2,396      5,329
                                                              --------   --------   --------
Income before income taxes and cumulative effect of change
  in accounting principle...................................    44,422     39,153     23,965
Income taxes................................................    16,937     14,802     10,024
                                                              --------   --------   --------
Income before cumulative effect of change in accounting
  principle.................................................    27,485     24,351     13,941
Cumulative effect of change in accounting principle, net of
  tax (Note 2)..............................................    (2,776)      (823)        --
                                                              --------   --------   --------
Net income..................................................  $ 24,709   $ 23,528   $ 13,941
                                                              ========   ========   ========
Earnings (loss) per common share (basic):
  Income before cumulative effect of change in accounting
    principle...............................................  $   1.14   $   0.96   $   0.52
  Cumulative effect of change in accounting principle, net
    of tax..................................................     (0.11)     (0.03)        --
                                                              --------   --------   --------
  Net income................................................  $   1.03   $   0.93   $   0.52
                                                              ========   ========   ========
Earnings (loss) per common share (diluted):
  Income before cumulative effect of change in accounting
    principle...............................................  $   1.14   $   0.96   $   0.51
  Cumulative effect of change in accounting principle, net
    of tax..................................................     (0.12)     (0.03)        --
                                                              --------   --------   --------
  Net income................................................  $   1.02   $   0.93   $   0.51
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets
  Cash and cash equivalents.................................  $ 56,366   $ 48,510
  Restricted cash...........................................     5,666      4,354
  Marketable debt securities................................     8,586     15,097
  Accounts receivable, less allowance for doubtful accounts
    of $3,419 and $2,972....................................    12,414     11,685
  Deferred and prepaid income tax...........................     3,420      5,441
  Prepaids and other current assets.........................     6,118      3,995
                                                              --------   --------
    Total current assets....................................    92,570     89,082
Property and equipment, net.................................    46,560     31,686
Direct marketing costs......................................    10,094      8,712
Other assets................................................     1,672      1,522
                                                              --------   --------
    Total assets............................................  $150,896   $131,002
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 16,274   $ 17,730
  Accrued compensation and benefits.........................     4,454      8,576
  Other accrued liabilities.................................     3,547      5,751
  Deferred revenue..........................................    55,651     36,565
                                                              --------   --------
    Total current liabilities...............................    79,926     68,622
Deferred income tax.........................................     5,056      3,535
Other liabilities...........................................     1,228      1,074
                                                              --------   --------
    Total liabilities.......................................    86,210     73,231
                                                              --------   --------
Commitments and contingent liabilities (Note 10)
Shareholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued or outstanding..................        --         --
  Common stock, $.01 par value, 150,000,000 shares
    authorized, 27,034,452 issued...........................       270        270
  Capital surplus...........................................    33,938     33,912
  Retained earnings.........................................   117,115     92,501
  Treasury stock, 3,537,463 and 2,419,000 shares, at cost...   (86,637)   (68,912)
                                                              --------   --------
    Total shareholders' equity..............................    64,686     57,771
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $150,896   $131,002
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows provided by (used for) operating activities:
  Net income................................................  $24,709    $23,528    $13,941
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle.....    2,776        823         --
    Depreciation and amortization...........................   14,519     11,150      9,282
    Provision for doubtful accounts.........................    5,104      4,362      4,326
    Deferred taxes..........................................    3,091      4,311     (3,219)
    Increase/decrease in operating assets and liabilities:
      Marketable debt securities............................    6,511     23,219    (38,316)
      Accounts receivable...................................   (5,833)    (5,275)    (5,418)
      Direct marketing costs................................   (1,382)      (797)    (1,033)
      Accounts payable and accrued liabilities..............   (5,183)    (7,379)    13,474
      Prepaids and other assets.............................   (2,273)    (1,056)      (904)
      Deferred revenue......................................   14,609      4,304      1,411
                                                              -------    -------    -------
Net cash provided by (used for) operating activities........   56,648     57,190     (6,456)
                                                              -------    -------    -------
Cash flows provided by (used for) investing activities:
  Capital expenditures, net.................................  (29,393)   (17,005)   (11,381)
  Net decrease in cash invested with ITT Corporation........       --         --     94,800
                                                              -------    -------    -------
Net cash provided by (used for) investing activities........  (29,393)   (17,005)    83,419
                                                              -------    -------    -------
Cash flows provided by (used for) finance activities:
  Purchase of treasury stock................................  (18,181)   (68,912)        --
  Exercise of stock options.................................       94        639        100
                                                              -------    -------    -------
Net cash provided by (used for) finance activities..........  (18,087)   (68,273)       100
                                                              -------    -------    -------
Net increase (decrease) in cash, cash equivalents and
  restricted cash...........................................    9,168    (28,088)    77,063
Cash, cash equivalents and restricted cash at beginning of
  period....................................................   52,864     80,952      3,889
                                                              -------    -------    -------
Cash, cash equivalents and restricted cash at end of
  period....................................................  $62,032    $52,864    $80,952
                                                              =======    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes............................................  $11,642    $12,867    $12,757
    Interest................................................      243        174        238
  Non-cash financing activities:
    Issuance of treasury stock for incentive plan...........  $   293    $    --    $    --

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                   COMMON STOCK                               TREASURY STOCK
                                                -------------------   CAPITAL    RETAINED   -------------------
                                                 SHARES     AMOUNT    SURPLUS    EARNINGS    SHARES     AMOUNT
                                                --------   --------   --------   --------   --------   --------
Balance as of December 31, 1997...............   27,000      $270     $32,513    $ 55,032        --    $     --
Exercise of stock options.....................       11        --         100          --        --          --
Net income for 1998...........................       --        --          --      13,941        --          --
                                                 ------      ----     -------    --------    ------    --------
Balance as of December 31, 1998...............   27,011       270      32,613      68,973        --          --
Exercise of stock options.....................       23        --         639          --        --          --
Purchase of treasury stock....................       --        --          --          --    (2,419)    (68,912)
Settlement of ITT intercompany matters........       --        --         660          --        --          --
Net income for 1999...........................       --        --          --      23,528        --          --
                                                 ------      ----     -------    --------    ------    --------
Balance as of December 31, 1999...............   27,034       270      33,912      92,501    (2,419)    (68,912)
Exercise of stock options.....................       --        --          26          --         4          68
Purchase of treasury stock....................       --        --          --          --    (1,144)    (18,181)
Issue treasury stock for employee incentive
  plan........................................       --        --          --         (95)       22         388
Net income for 2000...........................       --        --          --      24,709        --          --
                                                 ------      ----     -------    --------    ------    --------
Balance as of December 31, 2000...............   27,034      $270     $33,938    $117,115    (3,537)   $(86,637)
                                                 ======      ====     =======    ========    ======    ========

   The accompanying notes are an integral part of these financial statements.

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1.  OWNERSHIP AND CHANGE IN CONTROL

    From ITT Educational Services, Inc.'s ("ESI") initial public offering in 1994 until June 9, 1998, ITT Corporation ("ITT") owned 83.3% of the outstanding shares of ESI common stock.

    On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels") completed the acquisition of ITT (the "Merger") and ITT became a subsidiary of Starwood Hotels. As a result of the Merger, a change in control of ESI occurred under regulations of the U.S. Department of Education ("DOE") and each ITT Technical Institute campus group became ineligible to participate in federal student financial aid programs. Effective March 20, 1998, the eligibility of each ITT Technical Institute campus group to participate in federal student financial aid programs was reinstated by the DOE with certain conditions imposed by the DOE. ESI believes that it is in compliance with or satisfies these DOE conditions (see Note 10).

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

    During 1999 and 2000, ESI's Board of Directors authorized ESI to repurchase in aggregate up to 4,000,000 outstanding shares of ESI common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subsequent to the February 1999 Stock Repurchase, ESI repurchased 919,000 shares of ESI common stock in 1999 at an average cost of $21.57 per share or $19,800 in total. In 2000, ESI repurchased 1,144,200 shares of ESI common stock at an average cost of $15.89 per share or $18,181 in total. All of the repurchased shares of ESI common stock became treasury shares upon repurchase. ESI may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

2.  SUMMARY OF ACCOUNTING PRINCIPLES AND POLICIES

    BUSINESS ACTIVITIES. ESI is a leading proprietary postsecondary education system primarily offering career-focused, technical degree programs of study. At December 31, 2000, ESI operated 69 technical institutes throughout the United States. ESI maintains its corporate headquarters in Indianapolis, Indiana.

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

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

    Investment income for the year ended December 31, 2000, 1999, and 1998 consists of:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net realized gains (losses) on the sale of trading
  securities................................................   $ (235)    $  (98)    $   11
Interest and dividend income, net...........................    2,674      2,880      4,926
Change in net unrealized holding gain (loss)................      314       (354)        85
                                                               ------     ------     ------
                                                               $2,753     $2,428     $5,022
                                                               ======     ======     ======

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

    ESI adopted the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective July 1, 1998, which increased net income by $508 ($0.02 per share) in the year ended December 31, 1998. Costs incurred prior to the initial application of this SOP, whether or not capitalized, were not adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. Estimated useful lives generally range from three to eight years for capitalized software.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Marketable debt securities are recorded at their market value.

    RECOGNITION OF REVENUES. Tuition revenues are recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the tuition revenue related to the remainder of that academic quarter is recorded with the amount of refund resulting from the application of federal, state or accreditation requirements or ESI policy recorded as an expense. On an individual student

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue. Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition. For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length. Academic fees, which are charged only one time to students on their first day of class attendance, are recognized as revenue on a straight-line basis over the average course length of 24 months. If a student discontinues training, all unrecognized revenue relating to his or her academic fee is recognized upon the student's departure.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). ESI began following the guidance provided by SAB 101 effective January 1, 2000 and recorded a cumulative effect of change in accounting of $4,477, less $1,701 of deferred taxes. In conformity with SAB 101, ESI changed the method by which it recognizes the laboratory and application fees charged to a student as revenue. Previously, the quarterly laboratory fee was recognized as revenue at the beginning of each academic quarter and the application fee was recognized as revenue when ESI received the fee. As of January 1, 2000, application and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months. If a student discontinues training, all unrecognized revenue relating to those fees is recognized upon the student's departure.

    Effective with its first fiscal quarter of 2000, ESI began reporting 12 weeks of tuition revenue in each of its four fiscal quarters. Previously, ESI's first and third fiscal quarters each had 13 weeks of tuition revenue while the second and fourth fiscal quarters each had 11 weeks of tuition revenue. ESI elected to standardize the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter was expected to fluctuate from quarter to quarter during subsequent years. The total number of weeks of school during each year remains at 48.

    Except for the selected quarterly financial data, ESI has not presented proforma results for prior fiscal years due to immateriality.

    ADVERTISING COSTS.  ESI expenses all advertising costs as incurred.

    DIRECT MARKETING COSTS. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include recruiting representatives' salaries, employee benefits and other direct costs less application fees. Direct marketing costs are amortized on an accelerated basis over the average course length of 24 months commencing on the start date. Direct marketing costs on the balance sheet totaled $10,094 and $8,712 at December 31, 2000 and December 31, 1999, respectively, net of accumulated amortization of $8,872 and $8,015 at those dates, respectively.

    INSTITUTE START-UP COSTS. Deferred institute start-up costs consist of all direct costs (excluding advertising costs) incurred at a new institute from the date a lease for a technical institute facility is entered into until the first class start. Such capitalized costs are amortized on a straight-line basis over a one-year period. At December 31, 1998, deferred start-up costs included in other assets in the balance sheet totaled $1,354 net of accumulated amortization of $511. In conformity with AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities," ESI expensed the $1,354 of institute start-up costs, less $531 of deferred taxes, as a cumulative effect of a change in accounting principle in the first

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

quarter of 1999. This new accounting requirement did not have a significant effect on 1999 income before the cumulative effect of the accounting change.

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

                                                                AVERAGE SHARES OUTSTANDING
                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Basic.......................................................   24,018     25,235     27,002
Diluted.....................................................   24,185     25,380     27,185

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

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

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

4.  FINANCIAL AID PROGRAMS

    ESI participates in various federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). Approximately 66% of ESI's 2000 revenue was derived from funds distributed under these programs.

    ESI participates in the Federal Perkins Loan ("Perkins") program and administers on behalf of the federal government a pool of Perkins student loans which aggregated $6,782 and $7,579 at December 31, 2000 and 1999, respectively. ESI has recorded in its financial statements only its aggregate mandatory contributions to this program which at December 31, 2000 and 1999 aggregated $1,458 and $1,547, respectively. ESI has provided $1,016 and $980, respectively, for potential losses related to funds committed by ESI at December 31, 2000 and 1999.

    The Title IV Programs are administered by ESI in separate accounts as required by government regulation. ESI is required to administer the funds in accordance with the requirements of HEA and DOE regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event ESI does not comply with federal requirements, or if student loan default rates rise to a level considered excessive by the federal government, ESI could lose its eligibility to participate in the Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Management believes that it is in substantial compliance with the federal requirements.

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

5.  RESTRICTED CASH

    ESI participates in the Electronic Funds Transfer ("EFT") program through the DOE. All monies transferred to ESI via the EFT system are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into ESI's cash account. Such amounts are classified as restricted cash until they are applied to the students' accounts.

6.  PROPERTY AND EQUIPMENT

    Fixed assets include the following:

                                                                            DECEMBER 31,
                                                                         -------------------
                                                                           2000       1999
                                                                         --------   --------
           Furniture and equipment.....................................  $100,243   $81,407
           Leasehold improvements......................................    12,505    10,185
           Capitalized software........................................     7,983     3,982
           Land and land improvements..................................       110       110
           Construction in progress....................................       655       342
                                                                         --------   -------
                                                                          121,496    96,026
           Less accumulated depreciation...............................   (74,936)  (64,340)
                                                                         --------   -------
                                                                         $ 46,560   $31,686
                                                                         ========   =======

7.  TAXES

    The provision for income taxes attributable to earnings before income taxes and cumulative effect of change in accounting principle includes the following:

                                                                         YEAR ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                        2000       1999       1998
                                                                      --------   --------   --------
           Current
             Federal................................................  $12,455    $ 9,667    $11,052
             State..................................................    1,391        824      2,191
                                                                      -------    -------    -------
                                                                       13,846     10,491     13,243
           Deferred
             Federal................................................    2,682      3,524     (2,686)
             State..................................................      409        787       (533)
                                                                      -------    -------    -------
                                                                        3,091      4,311     (3,219)
                                                                      -------    -------    -------
                                                                      $16,937    $14,802    $10,024
                                                                      =======    =======    =======

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    Deferred tax assets (liabilities) include the following:

                                                                               DECEMBER 31,
                                                                      ------------------------------
                                                                        2000       1999       1998
                                                                      --------   --------   --------
           Direct marketing costs...................................  $(3,835)   $(3,417)   $(3,105)
           Capitalized software.....................................   (2,716)    (1,516)        --
           Deferred revenue.........................................    1,748         --         --
           Legal settlements........................................       --         --      2,983
           Institute start-up costs.................................       --         --       (531)
           Depreciation.............................................    1,078        783        607
           Reserves and other.......................................    1,278      3,093      3,209
                                                                      -------    -------    -------
           Net deferred tax assets (liabilities)....................  $(2,447)   $(1,057)   $ 3,163
                                                                      =======    =======    =======

    Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                               2000           1999           1998
                                                                             --------       --------       --------
           Statutory U.S. federal income tax rate.....................         35.0%          35.0%          35.0%
           State income taxes, net of federal benefit.................          2.6%           2.6%           4.1%
           Non-deductible offering expenses...........................           --            0.8%           1.5%
           Permanent differences and other............................          0.5%          (0.6)%          1.2%
                                                                               ----           ----           ----
           Effective income tax rate..................................         38.1%          37.8%          41.8%
                                                                               ====           ====           ====

    The tax benefit associated with the exercise of non-qualified stock options reduced taxes currently payable by $8 and $135 in 2000 and 1999, respectively, and was recorded as an increase to capital surplus.

8.  RETIREMENT PLANS

    EMPLOYEE PENSION BENEFITS. Prior to June 9, 1998, ESI participated in the Retirement Plan for Salaried Employees of ITT Corporation which covered substantially all employees of ESI. ITT determined the aggregate amount of pension expense on a consolidated basis based on actuarial calculations and such expense was allocated to participating units on the basis of compensation covered by the plan. ITT charged ESI $1,858 for pension expense for the year ended December 31, 1998.

    Effective June 9, 1998, ESI adopted its own non-contributory defined benefit pension plan. This plan, commonly referred to as a cash balance plan, provides benefits based upon annual employee earnings times established percentages of pay based on age and years of service.

    During 1999, ESI adopted the ESI Excess Pension Plan, a non-qualified unfunded retirement plan, which covers a select group of management, and that provides for payment of those benefits at retirement that cannot be paid from the qualified ESI pension plan due to federal statutory limits on the amount of benefits that can be paid and compensation that can be recognized under a tax-qualified retirement plan. The practical effect of the ESI Excess Pension Plan is to provide retirement benefits to all employees on a uniform basis.

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    The following tables are based on an actuarial valuation date as of September 30 and amounts recognized in ESI's consolidated financial statements as of December 31:

    Net periodic benefit cost:

                                                                                            SEVEN MONTHS
                                                     YEAR ENDED          YEAR ENDED             ENDED
                                                  DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                  -----------------   -----------------   -----------------
           Service cost.........................       $4,316              $4,336              $2,217
           Interest cost........................          531                 178                  --
           Expected return on assets............         (630)                (15)                 --
           Recognized net actuarial
             loss/(gain)........................           --                  26                  --
                                                       ------              ------              ------
           Net periodic pension cost............       $4,217              $4,525              $2,217
                                                       ======              ======              ======

    Change in benefit obligation:

                                                                     YEAR ENDED           YEAR ENDED
                                                                 DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                 ------------------   ------------------
           Projected benefit obligation at beginning of
             period............................................        $ 7,330              $ 2,744
           Service cost........................................          4,316                4,336
           Actuarial loss......................................            146                  102
           Interest cost.......................................            531                  178
           Benefits paid.......................................           (158)                 (30)
                                                                       -------              -------
           Projected benefit obligation at end of period.......         12,165                7,330
           Fair value of plan assets...........................         10,211                2,058
                                                                       -------              -------
           Funded status.......................................         (1,954)              (5,272)
           Unrecognized net actuarial loss.....................            935                  664
                                                                       -------              -------
           Accrued benefit cost................................        $(1,019)             $(4,608)
                                                                       =======              =======

    Change in plan assets:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Fair value of plan assets at beginning of year.............  $ 2,058     $   --
Actual return on plan assets...............................      506        (47)
Employer contributions.....................................    7,805      2,135
Benefits paid..............................................     (158)       (30)
                                                             -------     ------
Fair value of plan assets at end of year...................  $10,211     $2,058
                                                             =======     ======

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    Weighted-average assumptions as of September 30, 2000, 1999 and 1998:

                                                        2000       1999       1998
                                                      --------   --------   --------
Discount rate at beginning of year..................   7.50%      6.50%         --
Discount rate at end of year........................   7.75%      7.50%      6.50%
Expected return on plan assets......................   9.00%      9.00%      9.00%
Rate of compensation increase.......................   4.50%      4.50%      4.50%

    RETIREMENT SAVINGS PLAN. Prior to May 16, 1998, ESI participated in The ITT 401K Retirement Savings Plan, a defined contribution plan which covered substantially all employees of ESI. ESI's non-matching and matching contributions under this plan were provided for through the issuance of common shares of ITT until February 23, 1998 and paired shares of Starwood Hotels and Starwood Hotels & Resorts, a Maryland real estate investment trust, until May 16, 1998. The costs of the non-matching and matching Company contributions were charged by ITT to ESI. Effective May 16, 1998, ESI adopted its own 401(k) plan, a defined contribution plan which covers substantially all employees of ESI and operates similarly to The ITT 401K Retirement Savings Plan. ESI's non-matching and matching contributions under its 401(k) plan are made in the form of shares of ESI common stock. For the years ended December 31, 2000, 1999, and 1998, the costs of providing this benefit (including an allocation of the administrative costs of the plan) were $2,134, $2,126, and $2,109, respectively.

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

    Under the 1994 Plan, a maximum of 405,000 shares of ESI common stock may be issued upon exercise of options. Under the 1997 Plan, a maximum of 1.5% of the outstanding common shares may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Plan, a maximum of 4,050,000 shares of ESI common stock may be issued upon exercise of options. Under the 1999 Stock Plan, a maximum of 250,000 shares of ESI common stock may be issued upon exercise of options. Under all Plans, the option price may not be less than 100% of the fair market value of ESI common stock on the date of grant. Under the 1994 Plan and 1997 Plan, the options will vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. Under the 1999 Stock Plan, the options will vest and become exercisable on the first anniversary of the grant, except that options issued during 1999 were immediately vested and

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

exercisable. The options outstanding, granted, exercised and forfeited for the three years ended December 31, 2000 are as follows:

                                                       2000                   1999                  1998
                                               --------------------   --------------------   -------------------
                                                           AVERAGE                AVERAGE               AVERAGE
                                                 # OF       OPTION      # OF       OPTION      # OF      OPTION
                                                SHARES      PRICE      SHARES      PRICE      SHARES     PRICE
                                               ---------   --------   ---------   --------   --------   --------
Outstanding at beginning of year.............  1,246,500    $23.26      793,750    $17.67    405,000     $13.46
Granted......................................    503,500     13.57      507,500     32.31    405,000      21.69
Exercised....................................     (4,000)    21.68      (23,250)    21.69    (11,250)      8.89
Forfeited....................................    (35,000)    23.74      (31,500)    29.39     (5,000)     21.69
                                               ---------    ------    ---------    ------    -------     ------
Outstanding at end of year...................  1,711,000    $20.40    1,246,500    $23.26    793,750     $17.67
                                               =========    ======    =========    ======    =======     ======

                                                              EXERCISE PRICE RANGE
                                     ----------------------------------------------------------------------
                                       $4.44      $8.89-$16.06   $18.25-$24.25   $34.12-$36.25     TOTAL
                                     ----------   ------------   -------------   -------------   ----------
Options outstanding at year end....     135,000       602,000        574,000         400,000      1,711,000
Weighted average exercise price on
  options outstanding..............  $     4.44    $    13.04     $    22.22      $    34.26     $    20.40
Remaining contractual life.........   4.0 years     8.3 years      7.0 years       8.1 years      7.5 years
Options exercisable at year end....     135,000       112,500        453,750         133,333        834,583
Weighted average exercise price on
  options exercisable..............  $     4.44    $    10.72     $    22.38      $    34.26     $    19.81

    ESI issued 4,000, 23,250, and 11,250 shares of common stock for proceeds of $94, $639 and $100 in conjunction with the exercise of stock options during 2000, 1999, and 1998, respectively.

    If compensation costs for the plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, ESI's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the proforma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Proforma
  Net income................................................  $21,994    $20,729    $12,554
  Basic earnings per share..................................     0.92       0.82       0.46
  Diluted earnings per share................................     0.91       0.82       0.46
As reported
  Net income................................................  $24,709    $23,528    $13,941
  Basic earnings per share..................................     1.03       0.93       0.52
  Diluted earnings per share................................     1.02       0.93       0.51

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three years ended December 31, 2000:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     2000           1999           1998
                                                                   --------       --------       --------
Risk-free interest rates....................................          6.6%           4.9%           5.3%
Expected lives (in years)...................................            5              5              5
Volatility..................................................           47%            39%            41%
Dividend yield..............................................         None           None           None

    In January 2001, the Compensation Committee of the Board of Directors awarded additional stock options for 524,500 shares of ESI common stock. The effective date of this award was January 23, 2001 and the exercise price is $19.44.

    During 2000, ESI issued 21,737 treasury shares of ESI common stock to key executives in partial payment of amounts due under ESI's 1999 incentive plans.

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

    Rent expense was $26,445, $24,360, and $22,329 for the year ended December 31, 2000, 1999 and 1998, respectively.

    Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 are as follows:

2001........................................................  $ 25,417
2002........................................................    24,654
2003........................................................    24,510
2004........................................................    22,433
2005........................................................    12,856
Later Years.................................................    28,839
                                                              --------
                                                              $138,709
                                                              ========

    Rent expense and future minimum rental payments related to equipment leases are not significant.

    CONTINGENT LIABILITIES. In December 1994, ESI entered into an agreement with an unaffiliated, private funding source to provide loans to students of certain technical institutes. The agreement requires ESI to guarantee repayment of the loans. Outstanding loans at December 31, 2000 aggregated

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

$2,405. Additionally, ESI is required to maintain on deposit with the lender 15% of the aggregate principal balance of the outstanding loans. This interest bearing deposit is included in other assets in the balance sheet.

    ESI has a number of pending legal and other claims arising in the normal course of business. In January 2001, the U.S. Department of Justice ("DOJ") informed ESI that it was a defendant in a qui tam action brought under the False Claims Act, 31 U.S.C. Section 3730, that is pending in the United States District Court for the Southern District of Texas (the "Qui Tam Action"). A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the DOJ decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation. If the DOJ intervenes, it has primary control over the litigation. If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government's recovery.

    The DOJ has not decided whether to intervene in the Qui Tam Action. Thus, the Qui Tam Action remains under seal and ESI has not been served with the complaint. Since the Qui Tam Action is under seal, ESI does not know (or is not permitted to disclose) the details of the complaint concerning, among other things, the identity of the relator or relators, the theories of liability or the amount of damages sought from ESI. ESI believes, however, that the Qui Tam Action relates primarily to whether its sales representative compensation plan violates the HEA and the DOE's regulations that prohibit an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. The Qui Tam Action, if adversely determined, could result in ESI having to repay Title IV Program funds that it disbursed during the last several years, which would be trebled under the False Claims Act, and also to pay penalties. ESI believes that it has meritorious defenses to the Qui Tam Action and, if the action proceeds, ESI intends to vigorously defend itself against the claims.

    In July 2000, ESI received a subpoena from the DOE's Office of Inspector General ("OIG") requesting information that related primarily to the compensation of its sales representatives (the "OIG Investigation"), which ESI now believes resulted from the Qui Tam Action. If adversely determined, the OIG Investigation could cause the DOE to subject ESI to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that ESI disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of ESI's ability to participate in Title IV Programs). Any substantial restrictions on the ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect ESI's ability to enroll students, expand the number of its institutes and increase the number of the programs of study offered at its institutes.

    In August 2000, the DOE advised ESI that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). The DOE also advised ESI, however, that during the pendency of the OIG investigation, each of the ITT Technical Institutes that currently participates in Title IV Programs remains eligible to participate in Title IV Programs in accordance with the terms of its present eligibility and, if its current period of eligibility

                         ITT EDUCATIONAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

expires, its eligibility will continue on a month-to-month basis. A material adverse effect on ESI's expansion plans, financial condition, results of operations and cash flows would result if the DOE's restrictions are not lifted prior to 2003. ESI cannot assure anyone that the DOE will lift its restrictions prior to 2003 or that the DOE will not place additional or other more severe restrictions on the ITT Technical Institutes' ability to participate in Title IV Programs.

    In January 2001, ESI was served in the CONTRERAS, ET AL. V. ITT EDUCATIONAL SERVICES, INC., ET AL. legal action. This lawsuit was filed on March 3, 2000 in the Superior Court of Santa Clara County, California by five former students of the ITT Technical Institute in Santa Clara, California. The suit alleges, among other things, fraud, negligence, negligent misrepresentation, breach of oral contract, and statutory violations of the California Business and Professions Code and California Education Code by ESI and three of its employees who reside in California. The claims relate primarily to ESI's marketing and recruitment practices and the quality of its services. The plaintiffs seek compensatory damages, punitive damages, exemplary damages, civil penalties, restitution on behalf of the plaintiffs and all other persons similarly situated, injunctive relief, attorney's fees and costs. On February 6, 2001, the plaintiffs filed an amended complaint in this action adding 57 plaintiffs, who are current and former students of the ITT Technical Institutes in either Santa Clara, California or Hayward, California. Thirty-seven of the 62 plaintiffs graduated from their programs of study at the ITT Technical Institutes, and 25 of those graduates or their employers reported to ESI that they were employed in a field involving their education at an average salary of $34,245. The written enrollment agreement between each of the plaintiffs and ESI provides that all disputes between the parties will be resolved through binding arbitration, instead of litigation. ESI will be filing a motion with the court to compel the arbitration of each plaintiff's claims in this action. ESI believes that it has meritorious defenses and intends to vigorously defend itself against the plaintiffs' claims.

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

    In the opinion of management, based on the information currently available to it, the ultimate outcome of the pending legal and other claims should not have a material adverse effect on ESI's financial condition, results of operations or cash flows.

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

                                                                     SCHEDULE II

                         ITT EDUCATIONAL SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    FOR THREE YEARS ENDED DECEMBER 31, 2000

                                 (IN THOUSANDS)

                                                                                            BALANCE
                                                         BALANCE AT   CHARGED                AT END
                                                         BEGINNING       TO       WRITE-       OF
                      DESCRIPTION                        OF PERIOD    EXPENSES     OFFS      PERIOD
-------------------------------------------------------  ----------   --------   --------   --------
Allowance for Doubtful Accounts:
Year Ended December 31, 2000...........................    $2,972      $5,104    $(4,657)    $3,419
Year Ended December 31, 1999...........................    $2,531      $4,362    $(3,921)    $2,972
Year Ended December 31, 1998...........................    $1,393      $4,326    $(3,188)    $2,531

FFEL Reserve (1):
Year Ended December 31, 2000...........................    $  980      $   36    $    --     $1,016
Year Ended December 31, 1999...........................    $  972      $    8    $    --     $  980
Year Ended December 31, 1998...........................    $  971      $    1    $    --     $  972

------------------------

(1) Represents Federal Family Education Loan/Perkins Loan programs.

                         ITT EDUCATIONAL SERVICES, INC.

                               QUARTERLY RESULTS

                               FOR 2000 AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                -----------------------------------------
1999                                            MARCH 31   JUNE 30    SEPT. 30   DEC. 31      YEAR
----                                            --------   --------   --------   --------   --------
Revenues......................................  $79,972    $70,638    $87,465    $78,295    $316,370
Cost and expenses.............................  $68,885    $69,048    $71,735    $69,945    $279,613
Operating income (a)..........................  $11,087    $ 1,590    $15,730    $ 8,350    $ 36,757
Interest income, net..........................  $   855    $   436    $   422    $   683    $  2,396
Income before cumulative effect of change in
  accounting principle........................  $ 7,342    $ 1,251    $10,050    $ 5,708    $ 24,351
Cumulative effect of change in accounting
  principle, net of tax.......................  $  (823)        --         --         --    $   (823)
Net income (a)................................  $ 6,519    $ 1,251    $10,050    $ 5,708    $ 23,528
Earnings per share (a)
  Basic.......................................  $  0.25    $  0.05    $  0.40    $  0.23    $   0.93
  Diluted.....................................  $  0.25    $  0.05    $  0.40    $  0.23    $   0.93

1999 PROFORMA (b)
-----------------
Revenues......................................  $74,850    $75,688    $81,027    $84,810    $316,375
Cost and expenses.............................  $68,885    $69,048    $71,735    $69,945    $279,613
Operating income (c)..........................  $ 5,965    $ 6,640    $ 9,292    $14,865    $ 36,762
Interest income, net..........................  $   855    $   436    $   422    $   683    $  2,396
Income before cumulative effect of change in
  accounting principle........................  $ 4,193    $ 4,369    $ 6,044    $ 9,825    $ 24,431
Cumulative effect of change in accounting
  principle, net of tax.......................  $  (823)        --         --         --    $   (823)
Net income (c)................................  $ 3,370    $ 4,369    $ 6,044    $ 9,825    $ 23,608
Earnings per share (c)
  Basic.......................................  $  0.13    $  0.17    $  0.24    $  0.40    $   0.93
  Diluted.....................................  $  0.13    $  0.17    $  0.24    $  0.40    $   0.93

2000
----
Revenues......................................  $81,192    $82,745    $88,479    $95,108    $347,524
Cost and expenses.............................  $75,399    $77,050    $77,018    $76,342    $305,809
Operating income..............................  $ 5,793    $ 5,695    $11,461    $18,766    $ 41,715
Interest income, net..........................  $   628    $   527    $   593    $   959    $  2,707
Income before cumulative effect of change in
  accounting principle........................  $ 3,981    $ 3,859    $ 7,473    $12,172    $ 27,485
Cumulative effect of change in accounting
  principle, net of tax.......................  $(2,776)        --         --         --    $ (2,776)
Net income....................................  $ 1,205    $ 3,859    $ 7,473    $12,172    $ 24,709
Earnings per share (d)
  Basic.......................................  $  0.05    $  0.16    $  0.31    $  0.51    $   1.03
  Diluted.....................................  $  0.05    $  0.16    $  0.31    $  0.51    $   1.02

------------------------

(a) Includes one-time expenses of $900 ($554 after taxes) for offering expenses associated with the February 1999 Offering. Excluding these one-time expenses and the cumulative effect of the change in accounting principle for institute start-up costs, operating income, net income, and earnings per share for the year ended December 31, 1999 would have been $37,657, $24,905 and $0.98, respectively.

                         ITT EDUCATIONAL SERVICES, INC.

                               QUARTERLY RESULTS

                               FOR 2000 AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

(b) This table sets forth proforma results in each quarter and for the year as if we had followed the SAB 101 revenue recognition guidance and reported the same number of weeks of tuition during each period.

(c) Includes one-time expenses of $900 ($554 after taxes) for offering expenses associated with the February 1999 Offering. Excluding these one-time expenses and the cumulative effect of the change in accounting principle for institute start-up costs, operating income, net income, and earnings per share for the year ended December 31, 1999 would have been $37,661, $24,985 and $0.98, respectively.

(d) Excluding the cumulative effect of the change in accounting principle for revenue recognition under SAB 101, both basic and diluted earnings per share for the year ended December 31, 2000 would have been $1.14.

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

Dated: March 29, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman, President, Chief
                /s/ RENE R. CHAMPAGNE                    Executive Officer and
     -------------------------------------------         Director (Principal          March 29, 2001
                  Rene R. Champagne                      Executive Officer)

                                                       Senior Vice President and
                  /s/ GENE A. BAUGH                      Chief Financial Officer
     -------------------------------------------         (Principal Financial         March 29, 2001
                    Gene A. Baugh                        Officer and Principal
                                                         Accounting Officer)

                 /s/ RAND V. ARASKOG
     -------------------------------------------       Director                       March 29, 2001
                   Rand V. Araskog

                  /s/ JOHN E. DEAN
     -------------------------------------------       Director                       March 29, 2001
                    John E. Dean

              /s/ JAMES D. FOWLER, JR.
     -------------------------------------------       Director                       March 29, 2001
                James D. Fowler, Jr.

                /s/ LESLIE LENKOWSKY
     -------------------------------------------       Director                       March 29, 2001
                  Leslie Lenkowsky

                /s/ HARRIS N. MILLER
     -------------------------------------------       Director                       March 29, 2001
                  Harris N. Miller

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ DANIEL P. WEADOCK
     -------------------------------------------       Director                       March 29, 2001
                  Daniel P. Weadock

                    /s/ VIN WEBER
     -------------------------------------------       Director                       March 29, 2001
                      Vin Weber

                               INDEX TO EXHIBITS

                                                                                      PAGE NO.
       EXHIBIT                                                                         IN THIS
         NO.                                    DESCRIPTION                            FILING
---------------------   ------------------------------------------------------------  ---------
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

     10.6 (3) Treasury Services and Credit Facilities Agreement between ESI and ITT

     10.7               *(4) ITT Educational Services, Inc. 1994 Stock Option Plan

     10.8               *(5) 1997 ITT Educational Services, Inc. Incentive Stock
                        Plan

     10.9               (6) Employee Benefits Agreement between ESI and ITT

     10.10              (6) Income Tax Sharing Agreement between ESI, ITT and
                        Starwood Hotels & Resorts Worldwide, Inc

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

     10.18              (12) First Amendment to Trade Name and Service Mark License
                        Agreement between ESI and ITT Sheraton Corporation

     10.19              *(1) ESI Excess Pension Plan

     10.20              *(13) 1999 Outside Directors Stock Option Plan

     10.21              *(14) ESI Non-Employee Directors Deferred Compensation Plan

     10.22              *(15) ESI Executive Deferred Bonus Compensation Plan

     10.23              *(16) First Amendment of ESI Pension Plan

     10.24              (16) Second Amendment to Trade Name and Service Mark License
                        Agreement between ESI and ITT Manufacturing Enterprises,
                        Inc. (assignee of ITT Sheraton Corporation)

                                                                                      PAGE NO.
       EXHIBIT                                                                         IN THIS
         NO.                                    DESCRIPTION                            FILING
---------------------   ------------------------------------------------------------  ---------
     10.25              *(16) First Amendment to ESI Excess Savings Plan

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

 (15) The copy of this exhibit filed as the same exhibit number to ESI's 2000 first fiscal quarter report on Form 10-Q is incorporated herein by reference.

 (16) The copy of this exhibit filed as the same exhibit number to ESI's 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.