Form 10-Q
period 2001-03-31
ITT EDUCATIONAL SERVICES INC
filed 2001-05-03
CIK 922475

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
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

Yes    ☒                     No       ☐

23,695,423

Number of shares of Common Stock, $.01 par value, outstanding at April 30, 2001

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission
March 31, 2001

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues	$93,776	$81,191

Costs and Expenses
Cost of educational services	58,968	51,606
Student services and administrative expenses	27,709	23,792
Total costs and expenses	86,677	75,398

Operating income	7,099	5,793

Interest income, net	623	628

Income before income taxes and cumulative effect of change in accounting principle	7,722	6,421

Income taxes	2,934	2,440

Income before cumulative effect of change in accounting principle	4,788	3,981

Cumulative effect of change in accounting principle, net of tax (Note 2)	--	(2,776)

Net income	$4,788	$1,205

Earnings (loss) per common share (basic and diluted):
Income before cumulative effect of change in accounting principle	$0.20	$0.16
Cumulative effect of change in accounting principle, net of tax	--	(0.11)
Net income	$0.20	$0.05

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2001	December 31, 2000	March 31, 2000
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$56,631	$56,366	$35,056
Restricted cash	1,362	5,666	1,125
Marketable debt securities	6,923	8,586	15,271
Accounts receivable, net	13,702	12,414	14,434
Deferred and prepaid income tax	2,959	3,420	4,770
Prepaids and other current assets	11,123	6,118	6,362
Total current assets	92,700	92,570	77,018
Property and equipment, net	51,449	46,560	35,385
Direct marketing costs	10,187	10,094	8,895
Other assets	1,594	1,672	1,551
Total assets	$155,930	$150,896	$122,849

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$18,822	$16,274	$19,067
Accrued compensation and benefits	1,866	4,454	4,239
Other accrued liabilities	5,164	3,547	5,000
Deferred revenue	51,822	55,651	36,067
Total current liabilities	77,674	79,926	64,373
Deferred income tax	5,759	5,056	3,546
Other liabilities	1,311	1,228	1,102
Total liabilities	84,744	86,210	69,021

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 27,034,452 issued	270	270	270
Capital surplus	34,330	33,938	33,912
Retained earnings	121,684	117,115	93,706
Treasury stock, 3,457,622, 3,537,463 and 2,798,663 shares, at cost	(85,098)	(86,637)	(74,060)
Total shareholders' equity	71,186	64,686	53,828
Total liabilities and shareholders' equity	$155,930	$150,896	$122,849

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000

Cash flows provided by (used for) operating activities:
Net income	$4,788	$1,205
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of change in accounting principle	—	2,776
Depreciation and amortization	4,434	3,266
Provision for doubtful accounts	2,256	969
Deferred taxes	875	1,291
Increase/decrease in operating assets and liabilities:
Marketable debt securities	1,663	(174)
Accounts receivable	(3,544)	(3,718)
Direct marketing costs	(93)	(183)
Accounts payable and accrued liabilities	2,242	(2,338)
Prepaids and other assets	(4,927)	(2,396)
Deferred revenue	(3,829)	(4,975)
Net cash provided by (used for) operating activities	3,865	(4,277)

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(9,323)	(6,965)
Net cash provided by (used for) investing activities	(9,323)	(6,965)

Cash flows provided by (used for) finance activities:
Purchase of treasury stock	—	(5,441)
Exercise of stock options	1,419	—
Net cash provided by (used for) finance activities	1,419	(5,441)

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,039)	(16,683)

Cash, cash equivalents and restricted cash at beginning of period	62,032	52,864

Cash, cash equivalents and restricted cash at end of period	$57,993	$36,181

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Capital	Retained	Treasury Stock
	Shares	Amount	Surplus	Earnings	Shares	Amount

Balance as of December 31, 1999	27,034	$270	$33,912	$92,501	(2,419)	$(68,912)
Exercise of stock options	-	-	26	-	4	68
Purchase of treasury stock	-	-	-	-	(1,144)	(18,181)
Issue treasury stock for employee incentive plan	-	-	-	(95)	22	388
Net income for 2000	-	-	-	24,709	-	-
Balance as of December 31, 2000	27,034	270	33,938	117,115	(3,537)	(86,637)
For the three months ended
March 31, 2001 (unaudited):
Exercise of stock options	-	-	386	(219)	65	1,252
Issue treasury stock for employee incentive plan	-	-	3	-	14	272
Issue treasury stock for outside directors plan	-	-	3	-	1	15
Net income	-	-	-	4,788	-	-
Balance as of March 31, 2001	27,034	$270	$34,330	$121,684	(3,457)	$(85,098)

The accompanying notes are an integral part of these financial statements

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Dollar amounts in thousands, unless otherwise stated)

1.          ITT Educational Services, Inc. (“ESI”) prepared the accompanying unaudited financial statements without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of ESI.  Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted.  The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in ESI’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2000.

2.          In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  ESI began following the guidance provided by SAB 101 effective January 1, 2000 and recorded a cumulative effect of change in accounting of $4,477, less $1,701 of deferred taxes.  In conformity with SAB 101, ESI changed the method by which it recognizes the laboratory and application fees charged to a student as revenue.  Previously, the quarterly laboratory fee was recognized as revenue at the beginning of each academic quarter and the application fee was recognized as revenue when ESI received the fee.  As of January 1, 2000, application and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months.  If a student discontinues training, all unrecognized revenue relating to those fees is recognized upon the student’s departure.

3.          Earnings per common share for all periods have been calculated in conformity with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of ESI common stock outstanding during each period.

	Average Shares Outstanding (in thousands)
	Three Months Ended March 31,
	2001	2000
Basic	23,546	24,506
Diluted	23,967	24,587

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares issued under ESI’s stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

4.          In January 2001, the U.S. Department of Justice (“DOJ”) informed ESI that it was a defendant in a qui tam action brought under the False Claims Act, 31 U.S.C. § 3730, that is pending in the United States District Court for the Southern District of Texas (the “Qui Tam Action”).  A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment.  A qui tam action is always filed under seal and remains under seal until the DOJ decides whether to intervene in the litigation.  Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation.  If the DOJ intervenes, it has primary control over the litigation.  If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government's recovery.

The DOJ has not decided whether to intervene in the Qui Tam Action.  Thus, the Qui Tam Action remains under seal and ESI has not been served with the complaint.  Since the Qui Tam Action is under seal, ESI does not know (or is not permitted to disclose) the details of the complaint concerning, among other things, the identity of the relator or relators, the theories of liability or the amount of damages sought from ESI.  ESI believes, however, that the Qui Tam Action relates primarily to whether its sales representative compensation plan violates the Higher Education Act of 1965, as amended (the “HEA”) and the U.S. Department of Education’s (“DOE”) regulations that prohibit an institution participating in the federal student financial aid programs under Title IV of the HEA (“Title IV Programs”) from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  The Qui Tam Action, if adversely determined, could result in ESI having to repay Title IV Program funds that it disbursed during the last several years, which would be trebled under the False Claims Act, and also to pay penalties.  ESI believes that it has meritorious defenses to the Qui Tam Action and, if the action proceeds, ESI intends to vigorously defend itself against the claims.

In July 2000, ESI received a subpoena from the DOE’s Office of Inspector General requesting information that related primarily to the compensation of its sales representatives (the “OIG Investigation”), which ESI now believes resulted from the Qui Tam Action.  If adversely determined, the OIG Investigation could cause the DOE to subject ESI to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that ESI disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of ESI’s ability to participate in Title IV Programs).  Any substantial restrictions on the ITT Technical Institutes’ ability to participate in Title IV Programs would adversely affect ESI’s ability to enroll students, expand the number of its institutes and increase the number of the programs of study offered at its institutes.

In August 2000, the DOE advised ESI that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution).  The DOE also advised ESI, however, that during the pendency of the OIG Investigation, each of the ITT Technical Institutes that currently participates in Title IV Programs remains eligible to participate in Title IV Programs in accordance with the terms of its present eligibility and, if its current period of eligibility expires, its eligibility will continue on a month-to-month basis. A material adverse effect on ESI’s expansion plans, financial condition, results of operations and cash flows would result if the DOE’s restrictions are not lifted prior to 2003.  ESI cannot assure anyone that the DOE will lift its restrictions prior to 2003 or that the DOE will not place additional or other more severe restrictions on the ITT Technical Institutes’ ability to participate in Title IV Programs.

In the opinion of management, based on the information currently available to it, the ultimate outcome of the Qui Tam Action and OIG Investigation should not have a material adverse effect on ESI’s financial condition, results of operations or cash flows.

Item 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2000 (“2000 Form 10-K”) for discussion of, among other matters, the following items:

•	Cash receipts from financial aid programs
•	Nature of capital additions
•	Seasonality of revenues
•	Components of income statement captions
•	Marketable debt securities and market risk
•	Change in our ownership and control
•	Changes in federal regulations regarding:
• Timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”)
• Percentage of applicable revenues that may be derived from Title IV Programs
• Return of Title IV Program funds for withdrawn students
•	Default rates
•	College Advantage Loan Program (“CALP”)

             In 1998, we began offering an information technology program of study involving computer network systems (“CNS”) at three ITT Technical Institutes.  We began offering the CNS program at an additional 31 ITT Technical Institutes in 1999, at an additional 16 ITT Technical Institutes in the three months ended March 31, 2000, and at an additional 19 ITT Technical Institutes in the remainder of 2000.  We incur a loss with respect to each CNS program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program offering (such as salaries, equipment depreciation, rent and marketing), which typically has not occurred until the program has been offered for three or four quarters.  The initial amount of capital required to offer the CNS program at an ITT Technical Institute is approximately $0.2 million.

             In 2000, we began offering a computer and electronics engineering technology (“CEET”) program at 34 ITT Technical Institutes and a computer drafting and design (“CDD”) program at 20 ITT Technical Institutes.  In the first quarter of 2001, we began offering the CEET program at an additional 33 ITT Technical Institutes and the CDD program at an additional 28 ITT Technical Institutes.

Results of Operations

             Revenues increased $12.6 million, or 15.5%, to $93.8 million in the three months ended March 31, 2001 from $81.2 million in the three months ended March 31, 2000.  This increase was due primarily to a 5% increase in tuition rates in June 2000 (10% for information technology programs) and a 4.6% increase in the total student enrollment at January 1, 2001 compared to January 1, 2000.  The number of students attending ITT Technical Institutes at January 1, 2001 was 27,640 compared to 26,428 at January 1, 2000.

             The total number of new students beginning classes in March 2001 was 6,706, compared to 5,633 in March 2000, an increase of 19.0%.  The total student enrollment on March 31, 2001 was 28,229, compared to 25,747 on March 31, 2000, an increase of 9.6%.

             Cost of educational services increased $7.4 million, or 14.3%, to $59.0 million in the three months ended March 31, 2001 from $51.6 million in the three months ended March 31, 2000.  The principal causes of this increase include:

•	the costs required to service the increased enrollment;
•	normal inflationary cost increases for wages, rent and other costs of services;
•	increased costs at new institutes (one opened in March 2000, one opened in December 2000 and one opened in March 2001);
•	increased costs associated with offering the CNS program at 70 institutes; and
•	the costs associated with responding to an investigation being conducted by the U.S. Department of Education’s (“DOE”) Office of Inspector General and other legal matters.

             Cost of educational services as a percentage of revenues decreased to 62.9% in the three months ended March 31, 2001 from 63.6% in the three months ended March 31, 2000, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the CNS program which has been offered for more than one year (i.e., 34 ITT Technical Institutes began offering the CNS program prior to 2000).

             Student services and administrative expenses increased $3.9 million, or 16.4%, to $27.7 million in the three months ended March 31, 2001 from $23.8 million in the three months ended March 31, 2000, primarily due to increased media advertising expenses (up 21%) and an increase in bad debt expense.  Student services and administrative expenses were 29.5% of revenues in the three months ended March 31, 2001, compared to 29.3% in the three months ended March 31, 2000.

             Operating income increased $1.3 million, or 22.4%, to $7.1 million in the three months ended March 31, 2001 from $5.8 million in the three months ended March 31, 2000.  The operating margin increased to 7.6% of revenues in the three months ended March 31, 2001 from 7.1% in the three months ended March 31, 2000, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the CNS program which has been offered for more than one year (i.e., 34 ITT Technical Institutes began offering the CNS program prior to 2000).

Financial Condition, Liquidity and Capital Resources

             Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

             Net cash provided by operating activities, excluding the $1.7 million decrease in marketable debt securities, was $2.2 million in the three months ended March 31, 2001, compared to $4.1 million of net cash used for operating activities in the three months ended March 31, 2000.  This $6.3 million increase was primarily due to higher cash flows from operations resulting from the increase in income and accelerated cash collections from students associated with their use of the CALP.

             Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $15.7 million to $51.8 million at March 31, 2001 from $36.1 million at March 31, 2000.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

             Capital expenditures were $9.3 million in the three months ended March 31, 2001, compared to $7.0 million in the three months ended March 31, 2000.  This increase was primarily due to $7.0 million of capital expenditures to replace computer equipment used in the computer-aided drafting technology program with computer equipment that can also be used in the CDD and information technology programs, and for additional equipment used in the information technology programs.  We expect that capital expenditures for the full 2001 year will be approximately $30 million, which will be comparable to 2000.

             Capital expenditures for a new institute are approximately $0.4 million.  We expect to be able to fund our planned capital expenditures in 2001 from cash flows from operations.

             Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

             During 1999 and 2000, our Board of Directors authorized us to repurchase in aggregate up to 4.0 million shares of our common stock.  As of March 31, 2001, 1.9 million shares remain under the existing repurchase authorization.  We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

             In July 2000, we received a subpoena from the DOE’s Office of Inspector General requesting information that related primarily to the compensation of our sales representatives (the “OIG Investigation”).  If adversely determined, the OIG Investigation could cause the DOE to subject us to substantial monetary fines or penalties or other sanctions.  We are also a defendant in a qui tam action which, if adversely determined, could result in us having to repay Title IV Program funds that we disbursed during the last several years, which would be trebled, and also to pay penalties.  See Note 4 of Notes to Consolidated Financial Statements and our 2000 Form 10-K.

Factors That May Affect Future Results

             This report contains certain forward looking statements that involve a number of risks and uncertainties.  Among the factors that could cause actual results to differ materially are the following:  business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; the results of the OIG Investigation which, if adversely determined, could cause the DOE to subject us to monetary fines or penalties or other sanctions (including a limitation, suspension or termination of our ability to participate in federal student financial aid programs) that could adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes; the results of the Qui Tam Action which, if adversely determined, could result in a demand for repayment of Title IV Program funds, trebled under the False Claims Act, 31 U.S.C. § 3730,  and penalties; our ability to hire and retain qualified faculty; effects of any change in ownership of us resulting in a change in control of us, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies, including our information technology programs; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Not applicable.

PART II
OTHER INFORMATION

Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

             The following information is furnished as to our securities sold during the three months ended March 31, 2001 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(a)	On January 1, 2001, we issued 818 treasury shares of ESI Common Stock to two non-employee directors under the ESI Non-Employee Director Deferred Compensation Plan (“ENDDCP”) as the stock portion of the semi-annual installment payment of their annual retainer.
(b)	On January 1, 2001, we credited 818 treasury shares of ESI Common Stock to the deferred share accounts of two non-employee directors under the ENDDCP as the stock portion of the semi-annual installment payment of their annual retainer. These shares of ESI Common Stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.
(c)	On January 23, 2001, we issued 14,166 treasury shares of ESI Common Stock to six executive officers, two officers and nine other employees as the stock portion of their annual incentive bonus.

             The transactions described in paragraphs (a) through (c) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

             A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.
Date: May 3, 2001
	By:	/s/ Gene A. Baugh
Gene A. Baugh
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
11	Statement re Computation of Per Share Earnings