Form 10-Q
period 2001-06-30
ITT EDUCATIONAL SERVICES INC
filed 2001-08-08
CIK 922475

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes    ☒                     No      ☐

23,791,999

Number of shares of Common Stock, $.01 par value, outstanding at July 27, 2001

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission
June 30, 2001

PART I
FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues	$98,464	$82,745	$192,240	$163,937

Costs and Expenses
Cost of educational services	62,953	52,379	121,922	103,986
Student services and administrative expenses	27,887	24,671	55,596	48,463

Total costs and expenses	90,840	77,050	177,518	152,449

Operating income	7,624	5,695	14,722	11,488

Interest income, net	568	527	1,191	1,155

Income before income taxes and cumulative effect of change in accounting principle	8,192	6,222	15,913	12,643

Income taxes	3,114	2,363	6,047	4,804

Income before cumulative effect of change in accounting principle	5,078	3,859	9,866	7,839

Cumulative effect of change in accounting principle, net of tax	—	—	—	(2,776)

Net income	$5,078	$3,859	$9,866	$5,063

Earnings (loss) per common share (basic):
Income before cumulative effect of change in accounting principle	$0.21	$0.16	$0.42	$0.32
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)

Net income	$0.21	$0.16	$0.42	$0.21

Earnings (loss) per common share (diluted):
Income before cumulative effect of change in accounting principle	$0.21	$0.16	$0.41	$0.32
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)

Net income	$0.21	$0.16	$0.41	$0.21

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2001	December 31, 2000	June 30, 2000
	(unaudited)		(unaudited)

Assets
Current assets
Cash and cash equivalents	$69,480	$56,366	$26,218
Restricted cash	993	5,666	1,202
Marketable debt securities	972	8,586	8,208
Accounts receivable, net	14,303	12,414	13,438
Deferred and prepaid income tax	6,991	3,420	6,798
Prepaids and other current assets	10,631	6,118	7,141

Total current assets	103,370	92,570	63,005
Property and equipment, net	53,013	46,560	44,936
Direct marketing costs	10,620	10,094	9,357
Other assets	1,315	1,672	1,423

Total assets	$168,318	$150,896	$118,721

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$20,437	$16,274	$19,002
Accrued compensation and benefits	4,109	4,454	2,076
Other accrued liabilities	3,989	3,547	5,568
Deferred revenue	51,306	55,651	34,256

Total current liabilities	79,841	79,926	60,902
Deferred income tax	6,044	5,056	4,624
Other liabilities	1,416	1,228	1,108
Total liabilities	87,301	86,210	66,634

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 27,034,452 issued	270	270	270
Capital surplus	36,634	33,938	33,912
Retained earnings	125,829	117,115	97,469
Treasury stock, 3,259,119, 3,537,463 and 3,123,563 shares, at cost	(81,716)	(86,637)	(79,564)

Total shareholders’ equity	81,017	64,686	52,087

Total liabilities and shareholders’ equity	$168,318	$150,896	$118,721

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Cash flows provided by (used for) operating activities:
Net income	$5,078	$3,859	$9,866	$5,063
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	—	2,776
Depreciation and amortization	4,770	3,811	9,204	7,077
Provision for doubtful accounts	1,627	1,183	3,883	2,152
Deferred taxes	694	1,023	1,569	2,314
Increase/decrease in operating assets and liabilities:
Marketable debt securities	5,951	7,063	7,614	6,889
Accounts receivable	(2,228)	(187)	(5,772)	(3,905)
Direct marketing costs	(433)	(462)	(526)	(645)
Accounts payable and accrued liabilities	(1,653)	(3,628)	296	(5,965)
Prepaids and other assets	771	(651)	(4,156)	(3,047)
Deferred tuition revenue	(516)	(1,811)	(4,345)	(6,786)

Net cash provided by (used for) operating activities	14,061	10,200	17,633	5,923

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(6,334)	(13,362)	(15,657)	(20,327)

Net cash provided by (used for) investing activities	(6,334)	(13,362)	(15,657)	(20,327)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	(5,599)	—	(11,040)
Exercise of stock options	4,753	—	6,465	—

Net cash flow provided by (used for) financing activities	4,753	(5,599)	6,465	(11,040)

Net increase (decrease) in cash, cash equivalents and restricted cash	12,480	(8,761)	8,441	(25,444)

Cash, cash equivalents and restricted cash at beginning of period	57,993	36,181	62,032	52,864

Cash, cash equivalents and restricted cash at end of period	$70,473	$27,420	$70,473	$27,420

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
	Common Stock		Capital	Retained	Treasury Stock
	Shares	Amount	Surplus	Earnings	Shares	Amount

Balance as of December 31, 1999	27,034	$270	$33,912	$92,501	(2,419)	$(68,912)
Exercise of stock options	—	—	26	—	4	68
Purchase of treasury stock	—	—	—	—	(1,144)	(18,181)
Issue treasury stock for employee incentive plan	—	—	—	(95)	22	388
Net income for 2000	—	—	—	24,709	—	—

Balance as of December 31, 2000	27,034	270	33,938	117,115	(3,537)	(86,637)
For the three months ended
March 31, 2001 (unaudited):
Exercise of stock options	—	—	386	(219)	65	1,252
Issue treasury stock for employee incentive plan	—	—	3	—	14	272
Issue treasury stock for outside directors plan	—	—	3	—	1	15
Net income	—	—	—	4,788	—	—

Balance as of March 31, 2001	27,034	270	34,330	121,684	(3,457)	(85,098)
For the three months ended
June 30, 2001 (unaudited):
Exercise of stock options	—	—	2,304	(933)	198	3,382
Net income	—	—	—	5,078	—	—

Balance as of June 30, 2001	27,034	$270	$36,634	$125,829	(3,259)	$(81,716)

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Dollar amounts in thousands, unless otherwise stated)

1.	ITT Educational Services, Inc. (“ESI”) prepared the accompanying unaudited financial statements without audit. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of ESI. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in ESI’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2000.

2.	In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). ESI began following the guidance provided by SAB 101 effective January 1, 2000 and recorded a cumulative effect of change in accounting of $4,477, less $1,701 of deferred taxes. In conformity with SAB 101, ESI changed the method by which it recognizes the laboratory and application fees charged to a student as revenue. Previously, the quarterly laboratory fee was recognized as revenue at the beginning of each academic quarter and the application fee was recognized as revenue when ESI received the fee. As of January 1, 2000, application and laboratory fees are recognized as revenue on a straight-line basis over the average program length of 24 months. If a student discontinues training, all unrecognized revenue relating to those fees is recognized upon the student’s departure.

3.	Earnings per common share for all periods have been calculated in conformity with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.” This data is based on historical net income and the average number of shares of ESI common stock outstanding during each period.

	Average Shares Outstanding
	(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Basic	23,694	24,022	23,620	24,264
Diluted	24,230	24,182	24,099	24,385

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares issued under ESI’s stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

4.	ESI has a number of pending legal and other claims arising out of the ordinary course of its business. Among the legal actions is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al. This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees (“relators”) on behalf of themselves and the federal government (the “Qui Tam Action”). The Qui Tam Action alleges, among other things, violations of the False Claims Act. 31 U.S.C. § 3730, by ESI, one of its employees and its independent auditor in connection with how ESI compensated its sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (i) treble the amount of unspecified damages sustained by the federal government; (ii) a civil penalty of up to $10,000 for each violation of the False Claims Act; and (iii) attorney’s fees, costs and interest.

A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice (“DOJ”) decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation. If the DOJ intervenes, it has primary control over the litigation. If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government’s recovery. On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action. ESI believes that it has meritorious defenses to the Qui Tam Action and, if the action proceeds, ESI intends to vigorously defend itself against the claims.

As previously reported, in July 2000, ESI received a subpoena from the DOE’s Office of Inspector General (“OIG”) requesting information that related primarily to the compensation of our sales representatives (the “OIG Investigation”), which ESI now believes resulted from the Qui Tam Action.

As previously reported, in August 2000, the DOE advised ESI that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). In June 2001, the DOE notified ESI that the DOE is in the process of approving the additional location applications submitted by three ITT Technical Institutes to participate in the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”). The DOE has recently advised ESI that the approval process is still progressing; however, ESI has not yet received those approvals and does not know when they will be received.

Another pending legal action is Contreras, et al. v. ITT Educational Services, Inc., et al., which was filed on March 3, 2000 (served on January 19, 2001) in the Superior Court of Santa Clara County in Santa Clara, California by five former students of the ITT Technical Institute in Santa Clara, California. The suit alleges, among other things, fraud, negligence, negligent misrepresentation, breach of oral contract, and statutory violations of the California Business and Professions Code and California Education Code by ESI and three of its employees who reside in California. The claims relate primarily to ESI’s marketing and recruitment practices and the quality of its services. The plaintiffs seek compensatory damages, punitive damages, exemplary damages, civil penalties, restitution on behalf of the plaintiffs and all other persons similarly situated, injunctive relief, attorney’s fees and costs. On February 6, 2001, the plaintiffs filed an amended complaint in this action adding 57 plaintiffs, who are current and former students of the ITT Technical Institute in either Santa Clara, California or Hayward, California. The written enrollment agreement between each of the plaintiffs and ESI provides that all disputes between the parties will be resolved through binding arbitration, instead of litigation. In May 2001, the court compelled the arbitration of each plaintiff’s claims in this action. ESI believes that it has meritorious defenses and intends to vigorously defend itself against the plaintiffs’ claims.

In the opinion of management, based on the information currently available to it, the ultimate outcome of the pending legal and other claims should not have a material adverse effect on ESI’s financial condition, results of operations or cash flows.

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
• Timing of receipt of funds from Title IV Programs
• Percentage of applicable revenues that may be derived from Title IV Programs
• Return of Title IV Program funds for withdrawn students
•	Default rates
•	College Advantage Loan Program (“CALP”)

             In 1998, we began offering an information technology program of study involving computer network systems (“CNS”) at three ITT Technical Institutes.  We began offering the CNS program at an additional 31 ITT Technical Institutes in 1999, at an additional 29 ITT Technical Institutes in the six months ended June 30, 2000, and at an additional six ITT Technical Institutes in the remainder of 2000.  We incur a loss with respect to each CNS program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program offering (such as salaries, equipment depreciation, rent and marketing), which typically has not occurred until the program has been offered for three or four quarters.  The initial amount of capital required to offer the CNS program at an ITT Technical Institute is approximately $0.2 million.

             In 2000, we began offering a computer and electronics engineering technology (“CEET”) program at 34 ITT Technical Institutes and a computer drafting and design (“CDD”) program at 20 ITT Technical Institutes.  In the first quarter of 2001, we began offering the CEET program at an additional 33 ITT Technical Institutes and the CDD program at an additional 28 ITT Technical Institutes.

Results of Operations

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

             Revenues increased $15.8 million, or 19.0%, to $98.5 million in the three months ended June 30, 2001 from $82.7 million in the three months ended June 30, 2000.  This increase was due primarily to a 5% increase in tuition rates in June 2000 (10% for information technology programs) and a 9.6% increase in the total student enrollment at April 1, 2001 compared to April 1, 2000.  The number of students attending ITT Technical Institutes at April 1, 2001 was 28,229 compared to 25,747 at April 1, 2000.

             The total number of new students beginning classes in June 2001 was 7,575 compared to 7,310 in June 2000, an increase of 3.6%.  The total student enrollment on June 30, 2001 was 29,522 compared to 27,014 on June 30, 2000, an increase of 9.3%.

             Cost of educational services increased $10.6 million, or 20.2%, to $63.0 million in the three months ended June 30, 2001 from $52.4 million in the three months ended June 30, 2000.  The principal causes of this increase include:

•	the costs required to service the increased enrollment;
•	normal inflationary cost increases for wages, rent and other costs of services;
•	increased costs at new institutes (one opened in March 2000, one opened in December 2000 and one opened in March 2001);
•	increased costs associated with offering the CNS program at 70 institutes; and
•	the costs associated with responding to an investigation being conducted by the US Department of Education’s (“DOE”) Office of Inspector General (“OIG”) and other legal matters.

             Cost of educational services as a percentage of revenues increased to 63.9% in the three months ended June 30, 2001 from 63.3% in the three months ended June 30, 2000, primarily due to the costs associated with an investigation being conducted by the OIG and other legal matters.

             Student services and administrative expenses increased $3.2 million, or 13.0%, to $27.9 million in the three months ended June 30, 2001 from $24.7 million in the three months ended June 30, 2000, primarily due to increased media advertising expenses (up 18%) and an increase in bad debt expense.  Student services and administrative expenses were 28.4% of revenues in the three months ended June 30, 2001 compared to 29.8% in the three months ended June 30, 2000, primarily due to increased revenue without a corresponding proportionate increase in fixed costs at our institutes.

             Operating income increased $1.9 million, or 33.3%, to $7.6 million in the three months ended June 30, 2001 from $5.7 million in the three months ended June 30, 2000.  The operating margin increased to 7.7% of revenues in the three months ended June 30, 2001 from 6.9% in the three months ended June 30, 2000, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the CNS program which has been offered for more than one year (i.e., 63 ITT Technical Institutes began offering the CNS program prior to June 2000).

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

             Revenues increased $28.3 million, or 17.3%, to $192.2 million in the six months ended June 30, 2001 from $163.9 million in the six months ended June 30, 2000.  This increase was due primarily to a 5% increase in tuition rates in June 2000 (10% for information technology programs), a 4.6% increase in the total student enrollment at January 1, 2001 compared to January 1, 2000 and a 9.6% increase in the total student enrollment at April 1, 2001 compared to April 1, 2000.  The number of students attending ITT Technical Institutes at January 1, 2001 was 27,640 compared to 26,428 at January 1, 2000.

             The total number of new students beginning classes in the six months ended June 30, 2001 was 14,281 compared to 12,943 in the six months ended June 30, 2000, an increase of 10.3%.  The total student enrollment on June 30, 2001 was 29,522 compared to 27,014 on June 30, 2000, an increase of 9.3%.

             Cost of educational services increased $17.9 million, or 17.2%, to $121.9 million in the six months ended June 30, 2001 from $104.0 million in the six months ended June 30, 2000.  The principal causes of this increase include:

•	the costs required to service the increased enrollment;
•	normal inflationary cost increases for wages, rent and other costs of services;
•	increased costs at new institutes (one opened in March 2000, one opened in December 2000 and one opened in March 2001);
•	increased costs associated with offering the CNS program at 70 institutes; and
•	the costs associated with responding to an investigation being conducted by the OIG and other legal matters.

             Cost of educational services as a percentage of revenues was unchanged at 63.4% in the six months ended June 30, 2001 and in the six months ended June 30, 2000, primarily due to increased revenue without a corresponding proportionate increase in fixed costs at our institutes, offset by the costs associated with an investigation being conducted by the OIG and other legal matters.

             Student services and administrative expenses increased $7.1 million, or 14.6%, to $55.6 million in the six months ended June 30, 2001 from $48.5 million in the six months ended June 30, 2000, primarily due to increased media advertising expenses (up 19%) and an increase in bad debt expense.  Student services and administrative expenses were 28.9% of revenues in the six months ended June 30, 2001 compared to 29.6% in the six months ended June 30, 2000, primarily due to increased revenue without a corresponding proportionate increase in fixed costs at our institutes.

             Operating income increased $3.2 million to $14.7 million in the six months ended June 30, 2001 from $11.5 million in the six months ended June 30, 2000.  The operating margin increased to 7.7% of revenues in the six months ended June 30, 2001 from 7.0% in the six months ended June 30, 2000, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the CNS program which has been offered for more than one year (i.e., 63 ITT Technical Institutes began offering the CNS program prior to June 2000).

Financial Condition, Liquidity and Capital Resources

             Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

             Net cash provided by operating activities (excluding the $7.6 million decrease in marketable debt securities) was $10.0 million in the six months ended June 30, 2001 compared to $1.0 million of net cash used for operating activities (excluding the $6.9 million decrease in marketable debt securities) in the six months ended June 30, 2000.  This $11.0 million increase was primarily due to higher cash flows from operations resulting from the increase in income and accelerated cash collections from students associated with their use of the CALP.

             Deferred revenue, which represents the unrecognized portion of revenue received from students, increased to $51.3 million at June 30, 2001 from $34.3 million at June 30, 2000.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

             Capital expenditures were $6.3 million in the three months ended June 30, 2001 compared to $13.4 million in the three months ended June 30, 2000.  Capital expenditures decreased to $15.7 million in the six months ended June 30, 2001 compared to $20.3 million in the six months ended June 30, 2000, primarily due to capital expenditures incurred in the first half of 2000 for the changes made in our electronics engineering technology curriculum.  We expect that capital expenditures for the full 2001 year will be approximately $30 million, which will be comparable to 2000.

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

             During 1999 and 2000, our Board of Directors authorized us to repurchase in aggregate up to 4.0 million shares of our common stock.  As of June 30, 2001, 1.9 million shares remain under the existing repurchase authorization.  We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

             As previously reported, in July 2000, we received a subpoena from the OIG requesting information that related primarily to the compensation of our sales representatives (the “OIG Investigation”), which we now believe resulted from the Qui Tam Action.  See Note 4 of the Notes to Consolidated Financial Statements.

             As previously reported, in August 2000, the DOE advised us that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution).  In June 2001, the DOE notified us that the DOE is in the process of approving the additional location applications submitted by three ITT Technical Institutes to participate in Title IV Programs.  The DOE has recently advised us that the approval process is still progressing; however, we have not yet received those approvals and do not know when they will be received.

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

             The information set forth in Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report is incorporated herein by reference.

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

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

             On July 1, 2001, we credited 400 treasury shares of ESI Common Stock to the deferred share accounts of two non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan as the stock portion of the semi-annual installment payment of their annual retainer.  These shares of ESI Common Stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.  The shares described in this paragraph were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The transaction described in this paragraph is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             During the second quarter of fiscal year 2001, we held the ESI 2001 annual meeting of shareholders on May 9, 2001 to elect directors.  Our Board of Directors currently consists of eight directors divided into three classes.  The first and third classes contain three directors each and the second class contains two directors.  The term of one class expires each year.  Generally, each director serves until the annual meeting of shareholders held in the year that is three years after that director’s election and thereafter until that director’s successor is elected and has qualified.  At the ESI 2001 annual meeting of shareholders, our shareholders elected the following persons to serve as directors of ESI in the first class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

First Class -	Term expiring at 2004 Annual Meeting
	1.	Rene R. Champagne
	2.	James D. Fowler, Jr.
	3.	Harris N. Miller

             The final results of the vote taken at the ESI 2001 annual meeting of shareholders for the director nominees are as follows:

	Votes For	Votes Withheld	Broker Nonvotes	Abstentions

Rene R. Champagne	19,927,503	78,490	0	0
James D. Fowler, Jr.	18,563,062	1,442,931	0	0
Harris N. Miller	15,495,346	4,510,647	0	0

             The ESI directors who continued in office after the ESI 2001 annual meeting of shareholders are as follows:

Second Class -	Term expiring at 2002 Annual Meeting
	1.	John E. Dean
	2.	Vin Weber

Third Class -	Term expiring at 2003 Annual Meeting
	1.	Rand V. Araskog
	2.	Leslie Lenkowsky
	3.	Daniel P. Weadock

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

             A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.
Date: August 8, 2001
	By:	/s/ Gene A. Baugh

Gene A. Baugh
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.26	* Second Amendment of ESI Pension Plan
11	Statement re Computation of Per Share Earnings

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.