Form 10-Q
period 2001-09-30
ITT EDUCATIONAL SERVICES INC
filed 2001-11-01
CIK 922475

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

23,655,613

Number of shares of Common Stock, $.01 par value, outstanding at October 26, 2001

ITT EDUCATIONAL SERVICES, INC.

Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2001

PART I

FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS.

INDEX

Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2001 and 2000

Consolidated Balance Sheets as of September 30, 2001 and 2000 (unaudited) and December 31, 2000

Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the three months ended March 31, June 30 and September 30, 2001 (unaudited) and the year ended December 31, 2000

Notes to Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	$106,269	$88,479	$298,509	$252,416

Costs and Expenses
Cost of educational services	63,678	53,681	185,600	157,667
Student services and administrative expenses	28,740	23,337	84,336	71,800
Total costs and expenses	92,418	77,018	269,936	229,467

Operating income	13,851	11,461	28,573	22,949
Interest income, net	946	593	2,137	1,748
Income before income taxes and cumulative effect of change in accounting principle	14,797	12,054	30,710	24,697
Income taxes	5,618	4,581	11,665	9,385
Income before cumulative effect of change in accounting principle	9,179	7,473	19,045	15,312
Cumulative effect of change in accounting principle, net of tax	--	--	--	(2,776)
Net income	$9,179	$7,473	$19,045	$12,536

Earnings (loss) per common share (basic):
Income before cumulative effect of change in accounting principle	$0.39	$0.31	$0.80	$0.63
Cumulative effect of change in accounting principle, net of tax	--	--	--	(0.11)
Net income	$0.39	$0.31	$0.80	$0.52

Earnings (loss) per common share (diluted):
Income before cumulative effect of change in accounting principle	$0.38	$0.31	$0.79	$0.63
Cumulative effect of change in accounting principle, net of tax	--	--	--	(0.11)
Net income	$0.38	$0.31	$0.79	$0.52

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2001	December 31, 2000	September 30, 2000
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$69,498	$56,366	$43,730
Restricted cash	32	5,666	1,542
Marketable debt securities	38,789	8,586	8,350
Accounts receivable, net	16,147	12,414	15,873
Deferred income tax	4,782	3,420	5,476
Prepaids and other current assets	8,610	6,118	7,407
Total current assets	137,858	92,570	82,378
Property and equipment, net	52,228	46,560	45,808
Direct marketing costs	10,889	10,094	9,911
Other assets	1,297	1,672	1,731
Total assets	$202,272	$150,896	$139,828

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$25,854	$16,274	$22,286
Accrued compensation and benefits	6,033	4,454	3,169
Other accrued liabilities	5,221	3,547	5,291
Deferred tuition revenue	66,005	55,651	43,485
Total current liabilities	103,113	79,926	74,231
Deferred income tax	6,778	5,056	4,809
Other liabilities	1,406	1,228	1,134
Total liabilities	111,297	86,210	80,174

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	--	--	--
Common stock, $.01 par value, 150,000,000 shares authorized, 27,034,452 issued	270	270	270
Capital surplus	37,022	33,938	33,938
Retained earnings	134,999	117,115	104,942
Treasury stock, 3,233,639, 3,537,463 and 3,119,563 shares, at cost	(81,316)	(86,637)	(79,496)
Total shareholders' equity	90,975	64,686	59,654
Total liabilities and shareholders' equity	$202,272	$150,896	$139,828

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Cash flows provided by (used for) operating activities:
Net income	$9,179	$7,473	$19,045	$12,536
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	--	--	--	2,776
Depreciation and amortization	4,395	3,493	13,599	10,570
Provision for doubtful accounts	1,982	1,012	5,865	3,164
Deferred taxes	1,593	198	3,162	2,512
Increase/decrease in operating assets and liabilities:
Marketable debt securities	(37,817)	(142)	(30,203)	6,747
Accounts receivable	(3,826)	(3,447)	(9,598)	(7,352)
Direct marketing costs	(269)	(554)	(795)	(1,199)
Accounts payable and accrued liabilities	9,913	5,435	10,209	(530)
Prepaids and other assets	2,039	(574)	(2,117)	(3,621)
Deferred tuition revenue	14,699	9,229	10,354	2,443
Net cash provided by (used for) operating activities	1,888	22,123	19,521	28,046

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(3,610)	(4,365)	(19,267)	(24,692)
Net cash provided by (used for) investing activities	(3,610)	(4,365)	(19,267)	(24,692)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	--	--	--	(11,040)
Exercise of stock options	779	94	7,244	94
Net cash flow provided by (used for) financing activities	779	94	7,244	(10,946)

Net increase (decrease) in cash, cash equivalents and restricted cash	(943)	17,852	7,498	(7,592)

Cash, cash equivalents and restricted cash at beginning of period	70,473	27,420	62,032	52,864

Cash, cash equivalents and restricted cash at end of period	$69,530	$45,272	$69,530	$45,272

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained	Treasury Stock
	Shares	Amount	Surplus	Earnings	Shares	Amount

Balance as of December 31, 1999	27,034	$270	$33,912	$92,501	(2,419)	$(68,912)
Exercise of stock options	--	--	26	--	4	68
Purchase of treasury stock	--	--	--	--	(1,144)	(18,181)
Issue treasury stock for employee incentive plan	--	--	--	(95)	22	388
Net income for 2000	--	--	--	24,709	--	--
Balance as of December 31, 2000	27,034	270	33,938	117,115	(3,537)	(86,637)
For the three months ended March 31, 2001 (unaudited):
Exercise of stock options	--	--	386	(219)	65	1,252
Issue treasury stock for employee incentive plan	--	--	3	--	14	272
Issue treasury stock for outside directors plan	--	--	3	--	1	15
Net income	--	--	--	4,788	--	--
Balance as of March 31, 2001	27,034	270	34,330	121,684	(3,457)	(85,098)
For the three months ended June 30, 2001 (unaudited):
Exercise of stock options	--	--	2,304	(933)	198	3,382
Net income	--	--	--	5,078	--	--
Balance as of June 30, 2001	27,034	270	36,634	125,829	(3,259)	(81,716)
For the three months ended September 30, 2001 (unaudited):
Exercise of stock options	--	--	376	(9)	24	394
Issue treasury stock for outside directors plan	--	--	12	--	1	6
Net income	--	--	--	9,179	--	--
Balance as of September 30, 2001	27,034	$270	$37,022	$134,999	(3,234)	$(81,316)

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Dollar amounts in thousands, unless otherwise stated)

1.             Basics of Presentation

                ITT Educational Services, Inc. (“ESI”) prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim periods. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of ESI.  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in ESI’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2000.

2.             Accounting Changes

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

3.             Earnings Per Share

                Earnings per common share for all periods have been calculated in conformity with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of ESI common stock outstanding during each period.

	Average Shares Outstanding
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic	23,795	23,912	23,678	24,147
Diluted	24,331	24,146	24,176	24,305

                The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under ESI’s stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

4.             Contingencies

                ESI has a number of pending legal and other claims arising out of the ordinary course of its business.  Among the legal actions is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al.  This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees (“relators”) on behalf of themselves and the federal government (the “Qui Tam Action”).  The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by ESI, one of its employees and its independent auditor in connection with how ESI compensated its sales representatives.  The relators seek various forms of recovery on behalf of themselves and the federal government, including: (i) treble the amount of unspecified damages sustained by the federal government; (ii) a civil penalty of up to $10,000 for each violation of the False Claims Act; and (iii) attorney’s fees, costs and interest.

                A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment.  A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice (“DOJ”) decides whether to intervene in the litigation.  Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation.  If the DOJ intervenes, it has primary control over the litigation.  If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government's recovery. On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action.  ESI believes that it has meritorious defenses to the Qui Tam Action and intends to vigorously defend itself against the claims.

                As previously reported, in July 2000, ESI received a subpoena from the U.S. Department of Education’s (“DOE”) Office of Inspector General (“OIG”) requesting information that related primarily to the compensation of our sales representatives (the “OIG Investigation”), which ESI now believes resulted from the Qui Tam Action.

                As previously reported, in August 2000, the DOE advised ESI that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution).  The DOE has repeatedly told ESI that the DOE is in the process of approving the additional location applications submitted by three ITT Technical Institutes to participate in the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”).  ESI has not yet received those approvals, however, and does not know when they will be received.

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

                This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2000 for discussion of, among other matters, the following items:

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

                In 1998, we began offering an information technology program of study involving computer network systems (“CNS”) at three ITT Technical Institutes.  We began offering the CNS program at an additional 31 ITT Technical Institutes in 1999, at an additional 32 ITT Technical Institutes in the nine months ended September 30, 2000, at an additional three ITT Technical Institutes in the remainder of 2000 and at an additional one ITT Technical Institute in the three months ended March 31, 2001.  We incur a loss with respect to each CNS program offered at an ITT Technical Institute until the revenue from the number of enrolled students is high enough to offset the fixed costs associated with the program (such as salaries, equipment depreciation, rent and marketing), which typically has not occurred until the program has been offered for three or four quarters.  The initial amount of capital required to offer the CNS program at an ITT Technical Institute is approximately $0.2 million.

                In 2000, we began offering a computer and electronics engineering technology (“CEET”) program at 34 ITT Technical Institutes and a computer drafting and design (“CDD”) program at 20 ITT Technical Institutes.  In the first quarter of 2001, we began offering the CEET program at an additional 33 ITT Technical Institutes and the CDD program at an additional 28 ITT Technical Institutes.  Following the first quarter of 2001, we began offering these programs as needed at new and additional existing ITT Technical Institutes.

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

                Revenues increased $17.8 million, or 20.1%, to $106.3 million in the three months ended September 30, 2001 from $88.5 million in the three months ended September 30, 2000.  This increase was due primarily to a 5% increase in tuition rates in June 2000 (10% for information technology programs), a 5% increase in tuition rates in September 2001 and a 9.3% increase in the total student enrollment at July 1, 2001 compared to July 1, 2000.  The number of students attending ITT Technical Institutes at July 1, 2001 was 29,522 compared to 27,014 at July 1, 2000.

                The total number of new students beginning classes in September 2001 was 10,046 compared to 9,394 in September 2000, an increase of 6.9%.  The total student enrollment on September 30, 2001 was 31,815 compared to 28,639 on September 30, 2000, an increase of 11.1%.

                Cost of educational services increased $10.0 million, or 18.6%, to $63.7 million in the three months ended September 30, 2001 from $53.7 million in the three months ended September 30, 2000.  The principal causes of this increase include:

•          the costs required to service the increased enrollment;

•          normal inflationary cost increases for wages, rent and other costs of services;

•          increased costs at new institutes (one opened in each of March 2000, December 2000 and March 2001); and

•          increased costs associated with offering the CNS program at 70 institutes.

                Cost of educational services as a percentage of revenues decreased to 59.9% in the three months ended September 30, 2001 from 60.7% in the three months ended September 30, 2000, primarily due to increased revenue without a corresponding proportionate increase in fixed costs at our institutes.

                Student services and administrative expenses increased $5.4 million, or 23.2%, to $28.7 million in the three months ended September 30, 2001 from $23.3 million in the three months ended September 30, 2000, primarily due to increased media advertising expenses (up 23.5%) and an increase in bad debt expense.  The increase in bad debt expense primarily resulted from a change in the HEA that reduces the amount of Title IV Program funds that we can retain on behalf of a withdrawing student depending on when the student withdraws during an academic quarter.  Student services and administrative expenses were 27.1% of revenues in the three months ended September 30, 2001 compared to 26.4% in the three months ended September 30, 2000, primarily due to the increase in bad debt expense, increased media advertising expenses, the initial costs to implement our distance education program and costs associated with legal matters.

                Operating income increased $2.4 million, or 20.9%, to $13.9 million in the three months ended September 30, 2001 from $11.5 million in the three months ended September 30, 2000.  The operating margin increased to 13.0% of revenues in the three months ended September 30, 2001 from 12.9% in the three months ended September 30, 2000, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the CNS program which has been offered for more than one year (i.e., 66 ITT Technical Institutes began offering the CNS program prior to September 30, 2000).

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

                Revenues increased $46.1 million, or 18.3%, to $298.5 million in the nine months ended September 30, 2001 from $252.4 million in the nine months ended September 30, 2000.  This increase was due primarily to a 5% increase in tuition rates in June 2000 (10% for information technology programs), a 5% increase in tuition rates in September 2001, a 4.6% increase in the total student enrollment at January 1, 2001 compared to January 1, 2000, a 9.6% increase in the total enrollment at April 1, 2001 compared to April 1, 2000 and a 9.3% increase in the total student enrollment at July 1, 2001 compared to July 1, 2000.  The number of students attending ITT Technical Institutes at January 1, 2001 was 27,640 compared to 26,428 at January 1, 2000.

                The total number of new students beginning classes in the nine months ended September 30, 2001 was 24,327 compared to 22,337 in the nine months ended September 30, 2000, an increase of 8.9%.  The total student enrollment on September 30, 2001 was 31,815 compared to 28,639 on September 30, 2000, an increase of 11.1%.

                Cost of educational services increased $27.9 million, or 17.7%, to $185.6 million in the nine months ended September 30, 2001 from $157.7 million in the nine months ended September 30, 2000.  The principal causes of this increase include:

•          the costs required to service the increased enrollment;

•          normal inflationary cost increases for wages, rent and other costs of services;

•          increased costs at new institutes (one opened in each of March 2000, December 2000 and March 2001); and

•          increased costs associated with offering the CNS program at 70 institutes.

                Cost of educational services as a percentage of revenues decreased to 62.2% in the nine months ended September 30, 2001 from 62.5% in the nine months ended September 30, 2000, primarily due to increased revenue without a corresponding proportionate increase in fixed costs at our institutes.

                Student services and administrative expenses increased $12.5 million, or 17.4%, to $84.3 million in the nine months ended September 30, 2001 from $71.8 million in the nine months ended September 30, 2000, primarily due to increased media advertising expenses (up 21.1%), an increase in bad debt expense and costs associated with responding to an investigation being conducted by the OIG.  Student services and administrative expenses were 28.2% of revenues in the nine months ended September 30, 2001 compared to 28.4% in the nine months ended September 30, 2000, primarily due to increased revenue without a corresponding proportionate increase in fixed costs at our institutes.

                Operating income increased $5.7 million, or 24.9%, to $28.6 million in the nine months ended September 30, 2001 from $22.9 million in the nine months ended September 30, 2000.  The operating margin increased to 9.6% of revenues in the nine months ended September 30, 2001 from 9.1% in the nine months ended September 30, 2000, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the CNS program which has been offered for more than one year (i.e., 66 ITT Technical Institutes began offering the CNS program prior to September 30, 2000).

Financial Condition, Liquidity and Capital Resources

                Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

                Net cash provided by operating activities (excluding the $30.2 million increase in marketable debt securities) was $49.7 million in the nine months ended September 30, 2001 compared to $21.3 million of net cash provided by operating activities (excluding the $6.7 million decrease in marketable debt securities) in the nine months ended September 30, 2000.  This $28.4 million increase was primarily due to higher cash flows from operations resulting from the increase in income and accelerated cash collections from students associated with their use of the CALP.

                Deferred revenue, which represents the unrecognized portion of revenue received from students, increased to $66.0 million at September 30, 2001 from $43.5 million at September 30, 2000.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

                Capital expenditures were $3.6 million in the three months ended September 30, 2001 compared to $4.4 million in the three months ended September 30, 2000.  Capital expenditures decreased to $19.3 million in the nine months ended September 30, 2001 compared to $24.7 million in the nine months ended September 30, 2000, primarily due to capital expenditures incurred in the first half of 2000 for the changes made in our electronics engineering technology curriculum.  We expect that capital expenditures for the full 2001year will be approximately $25 million, which will be approximately $4 million less than 2000.

                Capital expenditures for each new institute are approximately $0.4 million.  We expect to be able to fund our planned capital expenditures in 2001 from cash flows from operations.

                Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

                During 1999 and 2000, our Board of Directors authorized us to repurchase in aggregate up to 4.0 million shares of our common stock.  As of September 30, 2001, 1.9 million shares remain under the existing repurchase authorization.  We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

                As previously reported, in July 2000, we received a subpoena from the OIG requesting information that related primarily to the compensation of our sales representatives, which we now believe resulted from the Qui Tam Action.  See Note 4 of the Notes to Consolidated Financial Statements.

                As previously reported, in August 2000, the DOE advised us that, during the pendency of the OIG Investigation, it will not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution).  The DOE has repeatedly told us that the DOE is in the process of approving the additional location applications submitted by three ITT Technical Institutes to participate in Title IV Programs.  We have not yet received those approvals, however, and do not know when they will be received.

Forward-Looking Statements

                All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those anticipated by our management.

                These forward-looking statements involve a number of risks and uncertainties.  Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; the results of the OIG Investigation which, if adversely determined, could cause the DOE to subject us to monetary fines or penalties or other sanctions (including a limitation, suspension or termination of our ability to participate in federal student financial aid programs) that could adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes; the results of the Qui Tam Action which, if adversely determined, could result in a demand for repayment of Title IV Program funds, trebled under the False Claims Act, 31 U.S.C. § 3730,  and penalties; our ability to hire and retain qualified faculty; effects of any change in ownership of us resulting in a change in control of us, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our institutes; our ability to implement our growth strategies; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.  Readers are also directed to other risks and uncertainties discussed in other documents we filed with the SEC.  We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

(b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: November 1, 2001

	By:	/s/ Gene A. Baugh
Gene A. Baugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.27	*ESI Senior Executive Severance Pay Plan

10.28	*ESI Special Senior Executive Severance Pay Plan

11	Statement re Computation of Per Share Earnings

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.