Form 10-K405
period 2001-12-31
ITT EDUCATIONAL SERVICES INC
filed 2002-02-27
CIK 922475

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2061311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5975 Castle Creek Parkway N. Drive P.O. Box 50466, Indianapolis, Indiana	46250-0466
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (317) 594-9499

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.

Securities registered pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      $996,200,641

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at February 15, 2002 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

      23,144,059

      Number of shares of Common Stock, $.01 par value, outstanding at February 15, 2002.

      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2002	PART III

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2001

PART I

Item 1. BUSINESS.

        You should keep in mind the following points as you read this report:

  •
  References in this document to "we," "us," "our" and "ESI" refer to ITT Educational Services, Inc. and its subsidiaries.

  •
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

Overview

        We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenues and student enrollment. We offer associate, bachelor and master degree programs and non-degree diploma programs to more than 30,000 students. We currently have 70 institutes located in 28 states. Each of our institutes is (a) authorized by the applicable education authorities of the states in which they operate and recruit and (b) accredited by an accrediting commission recognized by the U.S. Department of Education ("DOE"). We design our education programs, after consultation with employers, to help graduates begin to prepare for careers in various fields involving technology. As of December 31, 2001, approximately 98% of our students were enrolled in a degree program. We have provided career-oriented education programs for over 30 years and our institutes have graduated over 155,000 students since 1976.

        We opened three new institutes in 1999, two new institutes in 2000 and one new institute in 2001. We plan to open four additional new institutes in the remainder of 2002. In 2001, we expanded to 70 the number of institutes that offer our computer and electronics engineering technology ("CEET") curriculum and to 59 the number of institutes that offer our computer drafting and design ("CDD") curriculum. We also began offering an on-line bachelor degree program in technical project management for electronic commerce ("TPMEC") at one institute in 2001. In addition, we revised the curricula of our resident bachelor degree programs in 2001 in order to offer students who enroll in those programs a class schedule of three days per week instead of five days per week. We intend to continue expanding by opening new institutes and offering a broader range of both resident and on-line programs at our existing institutes, including new information technology ("IT") programs.

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

        Broaden Availability of Current Program Offerings.    We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer multiple programs at each institute. Our 70 institutes provide significant potential for the introduction of existing programs to a broader number of institutes. We believe that introducing new programs at existing institutes will attract more students. In 2001, we increased the number of program offerings at 62 existing institutes, and in 2002 we intend to increase the number of program offerings at approximately 47 existing institutes.

        Develop or Acquire Additional Degree Programs.    We plan to introduce both resident and on-line degree programs in additional fields of study and at different degree levels. In 2001, we completed the introduction of our CEET and CDD curricula at our institutes, began offering an on-line bachelor degree program at one institute and increased the number of institutes offering more than one of our IT programs. In 2002, we intend to offer our TPMEC program on-line in additional states and in residence at 32 institutes. We also intend to introduce three new programs either on-line or in residence at one or more of our institutes. We believe that introducing new programs can attract a broader base of students and can motivate current students to extend their studies.

        Extend Total Program Duration.    We have increased the number of institutes that offer bachelor degree programs to graduates of our associate degree programs, and each of our recently introduced associate degree programs is 24 months in duration. When we revised the curricula of our resident bachelor degree programs in order to offer students a class schedule of three days per week, instead of five days per week, the duration of those programs increased either three or six months, depending on the program. The average combined total program time that graduates of one or more of our programs were enrolled has increased from 18 months in 1986 to 27 months in 2001, as a result of approximately 15% of the graduates of our associate degree programs enrolling in bachelor degree programs at our institutes and the increased duration of our bachelor degree programs. We expect that the average combined total program time of our students will increase further as additional bachelor degree programs are added at our institutes.

        Improve Student Outcomes.    We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to career services.

        Increase the Number of Our Institutes.    We plan to add new institutes at sites throughout the United States. Using our proprietary methodology, we determine locations for new institutes based on a number of factors, including demographics and population and employment growth. We opened three new institutes in 1999, two new institutes in 2000 and one new institute in 2001. We plan to open four new institutes in the remainder of 2002. We will continue to consider acquiring schools located in markets where our institutes are not presently located.

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

Programs of Study

        As of December 31, 2001, we were teaching 19 degree programs and several diploma programs in various fields of study. All of our institutes were teaching degree or diploma programs involving IT and electronics, and 58 institutes were teaching a degree or diploma program involving drafting and design. The table below sets forth information regarding the programs of study we were teaching as of December 31, 2001.

	Number of Institutes Teaching at December 31, 2001
Program of Study	Master Degree	Bachelor Degree	Associate Degree	Diploma(1)
Automated Manufacturing Technology(3)	—	6	—	—
Chemical Technology	—	—	2	—
Computer-Aided Drafting and Design Technology(2)	—	—	8	—
Computer-Aided Drafting Technology(2)	—	—	48	—
Computer Drafting and Design(2)	—	—	56	3
Computer and Electronics Engineering Technology(3)	—	—	66	4
Computer Network Systems(4)	—	—	70	—
Computer Network Systems Technology(4)	—	—	37	—
Computer Visualization Technology(2)	—	7	—	—
Electronics Engineering Technology	—	19	66	—
Industrial Design(2)	—	3	—	—
Multimedia(4)	—	—	51	6
Project Management	1	—	—	—
Software Applications and Programming(4)	—	—	46	6
Technical Project Management for Electronic Commerce	—	1	—	—
Telecommunications Engineering Technology(3)	—	3	—	—
Web Development(4)	—	—	38	7
Other Programs of Study(5)	—	1	2	—

(1)
We have submitted, or are in the process of submitting, the requisite applications to the applicable state education authorities for approval to offer the diploma programs identified in this column as associate degree programs at each of the affected ITT Technical Institutes.

(2)
Drafting program.

(3)
Electronics program.

(4)
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

(5)
Other programs consist of Business Technology and Administration and Business Management and Accounting.

        As of December 31, 2001, approximately 42% of our students were enrolled in IT programs, approximately 43% were enrolled in electronics programs and approximately 14% were enrolled in drafting programs. We design our IT programs to help graduates begin to prepare for careers in various fields involving IT by offering students a broad-based foundation in a variety of technical skills used in those fields. Graduates of our IT programs have obtained a variety of entry-level positions in various fields involving IT, such as network administrator, technical support, network technician and systems technician. We design our electronics programs to help graduates begin to prepare for careers in various fields involving electronics by offering students a practical education with respect to specific electronic circuits and specialized techniques. Graduates of our electronics programs have obtained a variety of entry-level positions in various fields involving electronics, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. We design our drafting programs to help graduates begin to prepare for careers in various fields involving drafting and design through the teaching of computer-aided drafting and design techniques. Graduates of our drafting programs have obtained a variety of entry-level positions in various fields involving drafting and design, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design and landscape architecture.

        In late 2001, we began offering the TPMEC bachelor degree program on-line. This is currently the only distance education program that we offer. All of our other programs are resident programs of study. Less than 1% of our students were enrolled in our distance education program of study on December 31, 2001.

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

        Our institutes' programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and technological environment. A significant portion of each associate degree program offered at our institutes involves practical study in a lab environment.

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

        Tuition for a student entering an undergraduate program in December 2001 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $11,304 for the IT programs and $10,548 for each of the CEET and CDD programs. We typically adjust the tuition for our programs of study at least annually. The majority of students attending one of our institutes lived in that institute's metropolitan area prior to enrollment. We do not provide any student housing.

Student Recruitment

        We strive to attract students with the motivation and ability to complete the career-oriented educational programs offered by our institutes. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our institutes and the programs they offer. These activities include television, Internet and other media advertising, direct mailings and high school visits.

        We centrally coordinate and develop our television advertising. We direct our television advertising at a combination of both the national market and the local markets in which our institutes are located. Our television commercials generally include a toll free telephone number and a web site address for direct responses and information about the location of our institutes in the area. We centrally receive, track and forward responses to our television advertising to the appropriate institute representatives to contact prospective students and schedule interviews. We target our direct mail campaigns at different groups of potential postsecondary students, including, among others, high school students and working adults. We centrally receive, track and forward responses to direct mail campaigns to the appropriate institute representatives.

        We employ a director of recruitment at each of our institutes, who reports to the director of that institute. We centrally establish, but implement at the local level, recruiting policies and procedures, as well as standards for hiring and training sales representatives. We employ sales representatives to assist in local recruiting efforts. Approximately 425 of these representatives perform their services solely in student recruitment offices located at each of our institutes, while approximately 225 work outside these offices and visit the homes of high school seniors and other prospective students. Our sales representatives also make thousands of presentations to students at high schools. These presentations promote our institutes and obtain information about high school juniors and seniors who may be interested in attending our institutes.

        Local sales representatives of an institute pursue expressions of interest from potential undergraduate students for our resident programs of study by contacting prospective students and arranging for interviews either at such institute or at prospective students' homes. We have designed these interviews to establish a prospective student's qualifications, academic background, interests, motivation and goals for the future. We pursue expressions of interest from potential undergraduate students for our distance education program of study by providing program and resource information on our website and through telecommunications and the mail. We also pursue expressions of interest from potential graduate students by contacting them and arranging for their attendance at an informational seminar providing information about the institute and the MPM program.

        Student recruitment activities are subject to substantial regulation at both the state and federal level. Most states have bonding and licensing requirements that apply to many of our representatives. Our National Director of Recruitment and the directors of field recruitment and training oversee the implementation of recruitment policies and procedures. In addition, our internal audit department generally reviews student recruiting practices relating to student presentations and the execution and completion of enrollment agreements at each of our institutes on an annual basis.

Student Admission and Retention

        We strive to ensure that incoming students have the necessary academic background to complete their chosen programs of study. We require all applicants for admission to any of our institutes' associate degree or diploma programs to have a high school diploma or a recognized equivalent and either pass an admission examination administered by the school or demonstrate achievement of a desired score on one of the two more widely recognized college entrance examinations. Students interested in bachelor degree programs or the MPM program must satisfy additional admission criteria that generally require, among other things: (1) in the case of bachelor degree programs, that the student must first earn an associate degree, complete an equivalent level program or complete an equivalent number of credit hours of coursework in the same or related subject matter; and (2) in the case of the MPM program, that the student must first earn a bachelor degree and possess at least three years' full-time work experience. Students of varying ages and backgrounds attend our institutes. At December 31, 2001, approximately 93% of the students were high school graduates and the remaining students possessed the recognized equivalent of a high school diploma. Approximately 29% of the students were 19 years of age or younger, 36% were between 20 and 24 years of age, 20% were between 25 and 30 years of age and 15% were age 31 or over. Male students accounted for approximately 88% of total enrollment as of December 31, 2001, while total minority enrollment at our institutes (based on applicable federal classifications) was approximately 40%.

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

        Students who withdraw are most likely to do so before they begin their second academic quarter of study at our institutes. Approximately 23% of all students who enroll in our institutes withdraw before their second academic quarter of study and approximately 22% withdraw at some point after the start of their second quarter. As a result, new institutes generally have higher withdrawal rates than institutes which have been open for five or more years. Approximately 71% of all students who continue their education past their first academic quarter complete their education at one of our institutes.

Graduate Employment

        We believe that the success of graduates from undergraduate programs who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit undergraduate students. We try to obtain data on the number of undergraduate students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 90% of the students graduating from our institutes' undergraduate programs (other than those students who continued in a bachelor degree program at one of our institutes) during 2000 obtained employment or were already employed in fields involving their programs of study by May 30, 2001.

        Each of our institutes employs personnel to offer students and graduates of undergraduate programs career services. These persons assist in job searches and solicit employment opportunities from employers. In addition, certain courses in our associate degree and diploma programs of study include instruction on job search techniques, the use of relevant reference materials, the composition of resumes and letters of introduction and the appropriate preparation, appearance and conduct for interviews. We do not offer career services to students in the graduate program of study.

        Based on information from students and employers who responded to our inquiries, we estimate that the reported annual starting salaries averaged approximately $28,100 for the students of our institutes' undergraduate degree programs who graduated in 2000 and obtained employment or were already employed in fields involving their programs of study.

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

Administration and Employees

        Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance, a dean and a registrar. We employ approximately 150 people at our corporate headquarters in Indianapolis, Indiana. We currently have approximately 3,000 full-time and 900 part-time employees. In addition, we currently employ approximately 500 students as laboratory assistants and in other part-time positions. None of our employees are represented by labor unions.

        Our headquarters provides centralized services to all of our institutes in the following areas:

  •
  accounting

  •
  marketing

  •
  public relations

  •
  curricula development

  •
  data processing

  •
  purchasing

  •
  human resources

  •
  regulatory and legislative affairs

  •
  real estate

  •
  network systems

        In addition, national directors of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

  •
  recruiting

  •
  finance

  •
  academic affairs

  •
  career services

  •
  library

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

Federal and Other Financial Aid Programs

        In 2001, we indirectly derived approximately 65% of our revenues, determined on a cash accounting basis, from the federal student financial aid programs under Title IV (the "Title IV Programs") of the Higher Education Act of 1965, as amended (the "HEA"). Our institutes' students also rely on state financial aid programs, family contributions, unaffiliated private loan programs, scholarships, personal savings, employment and other resources to pay their educational expenses. Students at our institutes receive grants and loans to fund the cost of their education under the following Title IV Programs:

  •
  the Federal Family Education Loan ("FFEL") program, which accounted in aggregate for approximately 55% of our revenues in 2001;

  •
  the Federal Pell Grant ("Pell") program, which accounted in aggregate for approximately 12% of our revenues in 2001;

  •
  the William D. Ford Federal Direct Loan ("FDL") program, which accounted in aggregate for approximately 2% of our revenues in 2001;

  •
  the Federal Work-Study ("Work-Study") program, which makes federal funds available to provide part-time employment to students and under which our institutes employed approximately 700 students and paid $1,965,000 in student wages in 2001;

  •
  the Federal Perkins Loan ("Perkins") program, which accounted in aggregate for less than 1% of our revenues in 2001; and

  •
  the Federal Supplemental Educational Opportunity Grant ("SEOG") program, which accounted in aggregate for less than 1% of our revenues in 2001.

        The Work-Study, Perkins and SEOG programs each require our institutions to make a 25% matching contribution for all of the federal funds the institution receives from the DOE under those programs. In 2001, our 25% matching contribution amounted to $482,000 for the Work-Study program, $0 for the Perkins program and $82,000 for the SEOG program.

        In 2001, we indirectly derived approximately 4% of our revenues from state student financial aid programs and our students were awarded approximately $1.7 million in institutional scholarships. We also provide tuition discounts to our full-time employees and their dependents to attend our institutes. For 2001, the cost of these employee educational discounts was approximately $1.7 million.

        In 2001, we indirectly derived approximately 9% of our revenues from unaffiliated, private loan programs that were made available to eligible students (and, under some programs, their parents) at various ITT Technical Institutes to help fund a portion of the students' cost of education. We have no financial responsibility with respect to any loans made to students or their parents under those programs, except for approximately $600,000 of loans that we guaranteed repayment to the lender if the borrowers fail to pay. Based on our experience with the repayment of Title IV Program loans by students, we do not believe that such guaranty will result in a material adverse effect on our financial condition, results of operations or cash flows.

Regulation of Federal Financial Aid Programs

        In order to participate in Title IV Programs, our institutions must each comply with the standards set forth in the HEA and the regulations promulgated thereunder by the DOE. The purpose of these standards is to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations or branch campuses, if any. Twenty-nine of our 70 institutes are main campuses and 41 are additional locations. The HEA standards require an institution to obtain and periodically renew its certification by the DOE as an "eligible institution" that has been authorized by the relevant state education authority or authorities and accredited by an accrediting commission recognized by the DOE. All 70 of our institutes currently participate in Title IV Programs.

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

        Significant factors relating to Title IV Programs that could adversely affect us include the following:

        Legislative Action.    Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization, which occurred in October 1998, reauthorized the HEA through 2003. In addition, the U.S. Congress determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between the HEA reauthorizations. Since a significant percentage of our revenues are indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition or results of operations.

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

        Student Loan Defaults.    Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution's students default on their federal student loans exceed specified percentages. The DOE calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. Each institution participating in the FFEL and/or FDL programs receives a FFEL/FDL cohort default rate for each federal fiscal year based on defaulted FFEL and FDL program loans. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal this loss of eligibility. During the pendency of any such appeal, the institution remains eligible to participate in the FFEL, FDL and Pell programs. If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the DOE the amount of interest, special allowance, reinsurance and any related payments paid by the DOE (or which the DOE is obligated to pay) with respect to the FFEL and FDL program loans made to the institution's students or their parents that would not have been made if the institution had not continued its participation (the "Direct Costs"). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups' participation in the FFEL and/or FDL programs during the pendency of those appeals. In addition to the consequences resulting from an institution having three consecutive years of FFEL/FDL cohort default rates of 25% or greater, the DOE will terminate the eligibility to participate in all Title IV Programs of an institution whose FFEL/FDL cohort default rate for any single federal fiscal year exceeds 40%.

        None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1997, 1998 or 1999 federal fiscal years, the most recent years for which the DOE has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 2000 federal fiscal year, which preliminary rates were issued by the DOE in February 2002.

        If an institution's FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the DOE may place that institution on provisional certification status. A federal award year is July 1 through June 30. Twenty-one of our campus groups (consisting of 53 institutes) had a Perkins cohort default rate in excess of 15% for students who were scheduled to begin repayment in the 1999/2000 federal award year (the most recent year for which the DOE has published Perkins cohort default rates) and went into default by June 30, 2001. When all of the ITT Technical Institute campus groups were recertified by the DOE to participate in Title IV Programs during December 2001 and January 2002, one of the reasons given by the DOE for placing seven of our campus groups (consisting of 13 institutes) on provisional certification was their Perkins cohort default rate. See "—Administrative Capability" and "—Eligibility and Certification Procedures."

        The servicing and collection efforts of student loan lenders and guaranty agencies help to control our FFEL/FDL cohort default rates. We are not affiliated with any student loan lenders or guaranty agencies. We supplement their efforts by attempting to contact students to advise them of their responsibilities and any deferment or forbearance for which they may qualify. We have also contracted with third-party servicers who provide additional assistance in reducing defaults under the FFEL, FDL and Perkins programs by students who attended some of our institutes.

        Financial Responsibility Standards.    The HEA and its implementing regulations prescribe specific and detailed financial responsibility standards that an institution must satisfy to participate in Title IV Programs. The DOE's current standards of financial responsibility involve three ratios:

  •
  the equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;

  •
  the primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and

  •
  the net income ratio, which measures the ability of an institution to operate at a profit.

The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. The DOE then weights an institution's strength factors based on an assigned weighting percentage for each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the DOE without the need for further oversight. We have calculated that the application of these regulations to our audited financial statements for our 2001 fiscal year results in a composite score of 2.3 for our institutions on a consolidated basis.

        Historically, the DOE has evaluated the financial condition of our institutes on a consolidated basis based on our financial statements. The DOE's regulations, however, permit the DOE to examine our financial statements, the financial statements of each campus group, and the financial statements of any related party. When the DOE reviewed the applications of our campus groups for continued certification to participate in Title IV Programs in late 2001, the DOE determined that each of our campus groups satisfied the DOE's financial responsibility standards. If the DOE determines that an institution does not satisfy the DOE's financial responsibility standards, that institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement while being provisionally certified.

        Another significant financial responsibility standard requires an institution to post a letter of credit with the DOE in an amount equal to 25% of the total dollar amount of refunds paid by the institution in its most recently completed fiscal year, if the institution has made a material number of late refunds (as defined by the DOE) in either of its two most recently completed fiscal years. No review by the DOE, a state or a guaranty agency has found that any of our institutes was violating the DOE's standard on late refunds. Based on our current understanding of how the DOE applies the current financial responsibility standards, we do not believe that these standards will have a material adverse effect on our financial condition, results of operations or expansion plans.

        Return of Funds for Withdrawn Students.    Prior to October 7, 2000, the HEA limited how much of a student's tuition and fees an institution could retain for a student who withdrew from the institution

("Refund Policy"). A student was only obligated for a pro rata portion of the education costs charged by the institution, if the student withdrew during the first 60% of the student's first period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. A student who withdrew after the first period of enrollment was also subject to a refund calculation, but it was not a straight pro rata calculation. The institution had to refund any monies it collected in excess of the pro rata or other applicable portion to the appropriate lenders or Title IV Programs in a particular order. The standards of most state education authorities that regulate our institutes (the "SEAs") and the Accrediting Council for Independent Colleges and Schools ("ACICS") that accredits our institutes continue to impose a Refund Policy.

        The HEA and its implementing regulations now impose a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs ("Return Policy"). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or Title IV Programs any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.

        The HEA's substitution of the Return Policy for its Refund Policy has, in many states, depending on when a student withdraws during an academic quarter, increased the portion of the student's education costs owed to the ITT Technical Institute upon withdrawal and/or reduced the amount of Title IV Program funds that the withdrawing student can use to pay his or her education costs. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. We have arranged for unaffiliated private funding sources to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw. We believe that other unaffiliated private funding sources would also be willing to make these types of loans available to our students, but we cannot assure you of this. If these types of loans were unavailable, we would be unable to collect a significant portion of many withdrawing students' education costs. Regardless of the availability of these types of loans, however, the incremental decrease in the amount of Title IV Program funds that certain withdrawing students can use to pay their education costs to our institutes is largely offset by the incremental increase in the education costs owed to us by withdrawing students in certain states that we have been collecting and, therefore, the Return Policy has not had, and we do not expect that it will have a material adverse effect on our financial condition, results of operations or cash flows.

        The "90/10" Rule.    Under a provision of the HEA commonly referred to as the "90/10" Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. For our 2001 fiscal year, none of our campus groups derived more than 73% of its revenues from Title IV Programs. For our 2001 fiscal year, the range for our campus groups was from approximately 52% to approximately 73%.

        Administrative Capability.    The HEA directs the DOE to assess the administrative capability of each institution to participate in Title IV Programs. DOE regulations require each institution to satisfy a series of separate standards that demonstrate administrative capability. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. A violation of these requirements could also subject the institution to other penalties. See "—Compliance with Regulatory Standards and Effect of Regulatory Violations."

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

        Twenty-one of our campus groups (consisting of 53 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been published. When all of the ITT Technical Institute campus groups were recertified by the DOE to participate in Title IV Programs during December 2001 and January 2002, one of the reasons given by the DOE for placing seven of our campus groups (consisting of 13 institutes) on provisional certification was their Perkins cohort default rate. See "—Student Loan Defaults" and "—Eligibility and Certification Procedures."

        An additional standard prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Our employees involved in student recruitment, admissions or financial aid receive only a salary, and some have received recognition awards of minor monetary value. The DOE is currently investigating our method of compensation for employees involved in student recruitment. We cannot assure you that the DOE will not find any deficiencies in our method of compensation, because the DOE has not issued regulations to clarify its interpretation of this provision of the HEA and the DOE's interpretations of this provision have been inconsistent and generally have not been publicly disseminated. If the DOE determines that our method of compensation for employees involved in student recruitment violates this provision of the HEA, the DOE could subject us to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that we disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of our ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes.

In August 2000, the DOE advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). During December 2001 and January 2002, however, the DOE recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. In addition, as part of the recertification, the DOE approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. Nevertheless, we cannot assure you that the DOE will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings. See "—Additional Locations and Programs," "—Eligibility and Certification Procedures," "—Compliance with Regulatory Standards and Effect of Regulatory Violations," and "Business—Change in Control." A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the DOE's restrictions are not lifted prior to 2005. We cannot assure you that the DOE will lift its restrictions prior to 2005 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs.

        The DOE's regulations require each institution to use electronic processes mandated by the DOE. Although we had to adjust some of our practices and may have to adjust some of our practices further in the future to comply fully with this requirement, we do not believe, based on how this requirement has been applied, that our financial condition will be materially affected by this standard.

        Additional Locations and Programs.    Our expansion plans assume we will be able to continue to obtain the necessary DOE, ACICS and SEA approvals to establish new institutes as additional locations of existing main campuses and to expand the program offerings at our existing institutes. From 1999 through 2001, we established six new additional locations, all of which are participating in Title IV Programs, and added 389 programs at our existing institutes.

        The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location that offers at least 50% of an entire educational program, that additional location can participate in Title IV Programs immediately upon being reported to the DOE, unless one of the following restrictions applies, in which case the DOE must approve the additional location before it can participate in Title IV Programs:

  •
  the institution is provisionally certified to participate in Title IV Programs (See "—Eligibility and Certification Procedures");

  •
  the institution receives Title IV Program funds under the DOE's reimbursement or cash monitoring payment method;

  •
  the institution acquired the assets of another institution that provided educational programs at that location during the preceding year and participated in Title IV Programs during that year;

  •
  the institution would be subject to loss of eligibility to participate in Title IV Programs, because the additional location lost its eligibility to participate in Title IV Programs as a result of high FFEL/FDL cohort default rates; or

  •
  the DOE previously notified the institution that it must apply for approval to establish an additional location.

In August 2000, the DOE advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, the DOE would not approve any application submitted by any of our campus groups for an additional location. During December 2001 and January 2002, however, the DOE approved five ITT Technical Institutes as new additional locations of existing main campuses. See "—Administrative Capability."

        The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. The HEA and applicable regulations do not restrict the number or delay the introduction of educational programs that an institution may offer, but each new program must satisfy all applicable eligibility requirements. The DOE previously advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, the DOE would not approve any extension of any of our campus groups' course or program offerings (such as raising the level of programs offered at the institution). In December 2001, however, the DOE approved an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. See "—Administrative Capability."

        The ACICS accreditation criteria generally permit an institution's main campus to establish an additional location. Although the ACICS criteria may limit our ability to establish additional locations and expand the programs offered at an institute in certain circumstances, we do not believe, based on our current understanding of how the accreditation criteria will be applied, that these limitations will have a material adverse effect on our expansion plans. See "—State Authorization and Accreditation."

        State laws and regulations generally treat each of our institutes as a separate, unaffiliated institution and do not distinguish between main campuses and additional locations. State laws and regulations generally do not limit the number of institutes that we can establish within the state or the number of programs that our institutes can offer, so long as each institute satisfies all requirements to obtain any required state authorizations. In some states, the requirements to obtain state authorization limit our ability to establish new institutes and offer new programs. The process of obtaining any required state authorizations can also delay the opening of new institutes or the offering of new programs. Based on our current understanding of how the state laws and regulations in effect in the states where we are located or anticipate establishing a new location will be applied, we do not believe that these limitations will have a material adverse effect on our expansion plans. See "—State Authorization and Accreditation."

        Eligibility and Certification Procedures.    The HEA and its implementing regulations require each institution to periodically reapply to the DOE for continued certification to participate in Title IV Programs. The DOE recertifies each institution deemed to be in compliance with the HEA and the DOE's regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. In August 2000, the DOE advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, it would not approve any application submitted by any of our campus groups for recertification to participate in Title IV Programs. During December 2001 and January 2002, however, the DOE recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. See "—Administrative Capability." The current DOE certification of our ITT Technical Institute campus groups extends through June 30, 2003 for nine campus groups and through December 31, 2003 for the remaining 20 campus groups.

        The DOE may place an institution on provisional certification for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the DOE may renew the institution's provisional certification. The DOE may withdraw an institution's provisional certification without advance notice if the DOE determines that the institution is not fulfilling all material requirements. The DOE may also more closely review an institution that is provisionally certified if it applies for approval to open a new location or make some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

        During December 2001 and January 2002, all of our campus groups were provisionally certified to participate in Title IV Programs because of the DOE's pending investigation of our method of compensation for employees involved in student recruitment. An additional reason given by the DOE for provisionally certifying seven of our campus groups (consisting of 13 institutes) was that their Perkins cohort default rate exceeded 30%.

        Title IV Program Funds Management.    DOE regulations govern how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. These regulations affect the timing of our receipt and disbursement of federal student loan funds and prescribe time frames within which our campus groups must notify Title IV Program fund recipients of certain information and return any undisbursed Title IV Program funds.

        Availability of Lenders and Guarantors.    For a variety of reasons, the number of lenders willing to make federally guaranteed student loans under the FFEL program to students at some for-profit institutions has declined. To date, however, the availability of lenders has not affected the ability of our students to obtain FFEL program loans.

        During 2001, one lender made approximately 78% of all FFEL program loans received by our students. We believe that other lenders would be willing to make FFEL program loans to our students, if such loans were no longer available from our primary lender, but we cannot assure you of this. The HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make FFEL program loans to its students. Using a lender of last resort may delay the receipt of FFEL program loans by our students and slightly reduce the total loan access for our students, but should not have a material adverse effect on our financial condition, results of operations or cash flows. Lenders of last resort will not provide loans under the Federal PLUS program (a FFEL program), which accounted in aggregate for 13% of our revenues in 2001, and are not required to provide unsubsidized loans under the Federal Stafford Loan program (a FFEL program), which accounted in aggregate for 24% of our revenues in 2001.

        During 2001, one student loan guaranty agency guaranteed approximately 97% of all FFEL program loans received by our students. We believe that other guaranty agencies would be willing to guarantee FFEL program loans received by our students if that guaranty agency ceased guaranteeing such loans or reduced the volume of loans guaranteed, but we cannot assure you of this. Most states have a designated guaranty agency that we believe would guarantee most, if not all, FFEL program loans received by our students in that state. In addition, the HEA's lender of last resort program provides for the guarantee of FFEL program loans made by lenders of last resort. Thus, any reduction in the volume of FFEL program loans for our students guaranteed by the institutes' primary guaranty agency should not have a material adverse effect on our financial condition, results of operations or cash flows. We do not make or guarantee any Title IV Program loans to any student attending any of our institutes.

        Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our internal audit department reviews our institutes' compliance with Title IV Program requirements and typically conducts an annual compliance review of each of our institutes. The review addresses numerous compliance areas, including student tuition refunds, student academic progress, student admission, graduate employment, student attendance, student financial aid applications, implementation of prior audit recommendations and a general review of student recruiting practices relating to student presentations and the execution and completion of enrollment agreements.

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

        There is no proceeding pending to fine any of our institutes or to limit, suspend or terminate any of our institutes' participation in Title IV Programs. The DOE is currently investigating our method of compensation for employees involved in student recruitment. If this investigation causes the DOE to substantially limit, suspend or terminate our institutes' participation in Title IV Programs or levy significant monetary fines or penalties, there would be a material adverse effect on our expansion plans, financial condition, results of operations and cash flows. If any proceeding substantially limited our institutes' participation in Title IV Programs or required the repayment of a substantial sum of Title IV Program funds that our institutes disbursed in prior years, we would be materially adversely affected, even if we could arrange or provide alternative financing sources or repay those funds. If an institute lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for our students, we would probably have to close that institute. See "—Administrative Capability."

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

        The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement. In 2001, three of our institutes were reviewed and granted initial accreditation by the ACICS.

        State authorization and accreditation by a recognized accrediting commission are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the DOE. None of our institutes is on probation with the ACICS, but six institutes are subject to a financial review and 18 institutes are subject to an outcomes review by the ACICS. Under the ACICS criteria, an institute that is subject to a financial or outcomes review must periodically report its results in such areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish an additional location. We do not believe that these limitations will have a material adverse effect on our expansion plans.

        The loss of accreditation by one of our existing institutes or the failure of a new institute to obtain full accreditation:

  •
  would make only the affected institute ineligible to participate in Title IV Programs, if the affected institute was an additional location;

  •
  would make the entire campus group ineligible to participate in Title IV Programs, if the affected institute was a main campus; and

  •
  could have a material adverse effect on our financial condition, results of operations and cash flows.

Change in Control

        The DOE, the ACICS and most of the SEAs have laws, regulations and/or criteria (collectively "Regulations") pertaining to the change in ownership and/or control (collectively "change in control") of institutions, but these Regulations do not uniformly define what constitutes a change in control. The DOE's Regulations describe some transactions that are a change in control, including the transfer of a controlling interest in the voting stock of an institution or the consolidated corporation of which the institution is a part. Under the DOE's Regulations, a change in control of a publicly traded corporation, such as ESI, occurs when: (a) there is an event that obligates the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change in control; or (b) a controlling shareholder of the corporation ceases to be a controlling shareholder. The DOE's Regulations define a "controlling shareholder" to: (a) be a shareholder who holds or controls at least 25% or more of the voting stock of the corporation and more shares of the voting stock than any other shareholder; and (b) exclude a shareholder whose sole ownership of the corporation's voting stock is held as a U.S. institutional investor, in mutual funds, through a profit-sharing plan or in an Employee Stock Ownership Plan. Most of the SEAs include the sale of a controlling interest of common stock in the definition of a change in control. The ACICS defines a change in control of a publicly traded corporation to include, among other things:

  •
  a change in 50% or more of the voting members of the corporation's board of directors in any rolling, 12-month period;

  •
  a change in the number of voting members of the corporation's board of directors in any rolling, 12-month period that allows a group of directors to exercise control who could not exercise control before the change;

  •
  the acquisition of 50% or more of the total outstanding voting shares of the corporation by any entity; or

  •
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

        A change in control could occur as a result of future transactions in which we or our institutes are involved, such as some corporate reorganizations and some changes in our board of directors. If a future transaction results in a change in control of ESI or our institutes, we believe that we will be able to obtain all necessary approvals from the SEAs and the ACICS. We cannot assure you, however, that all such approvals can be obtained in a timely manner that would not delay the availability of Title IV Program funds or prevent some students from receiving Title IV Program funds. We also cannot assure you that we could obtain all of the necessary approvals from the DOE. In August 2000, the DOE advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, the DOE would not approve any application submitted by any of our campus groups with respect to any change in control. See "Business—Regulation of Federal Financial Aid Programs—Administrative Capability."

        A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes failed to timely:

  •
  obtain the approvals of the SEAs required prior to or following a change in control;

  •
  regain accreditation by the ACICS or have their accreditation temporarily continued or reinstated by the ACICS; or

  •
  regain eligibility to participate in Title IV Programs from the DOE or receive temporary certification to continue to participate in Title IV Programs pending further review by the DOE.

Item 2. PROPERTIES.

        We lease all of our institute facilities, except for a parking lot we own adjacent to the Houston (North), Texas institute. The average remaining lease term is approximately six years. As of December 31, 2001, we leased 82 facilities for 74 institutes. One of these leases was for an institute in its first year of operation as of December 31, 2001, four of these leases were for facilities under lease where we plan to open four new institutes in 2002, and eight of these leases were for eight institutes that each utilize two separate facilities.

        We generally locate our institutes in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our institutes have accessible parking facilities and are generally near a major highway. Our institutes typically lease facilities for a six to 13 year term. If desirable or necessary, a facility may be relocated to a new location reasonably near the existing facility at the end of the lease term.

        We lease approximately 41,100 square feet of office space in our headquarters building in Indianapolis, Indiana. As of December 31, 2001, the lease required payments of approximately $1.0 million over the remaining term of the lease, which expires in 2003.

Item 3. LEGAL PROCEEDINGS.

        We are subject to litigation in the ordinary course of our business. Among the legal actions currently pending is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al. This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees ("relators") on behalf of themselves and the federal government (the "Qui Tam Action"). The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our independent auditor in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (i) treble the amount of unspecified damages sustained by the federal government; (ii) a civil penalty of up to $10,000 for each violation of the False Claims Act; and (iii) attorney's fees, costs and interest.

        A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice ("DOJ") decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation. If the DOJ intervenes, it has primary control over the litigation. If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government's recovery. On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action. We believe that we have meritorious defenses to the Qui Tam Action and, if the action proceeds, we intend to vigorously defend ourselves against the claims.

        The DOE is currently investigating our method of compensation for employees involved in student recruitment. In August 2000, the DOE advised us that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). During December 2001 and January 2002, however, the DOE recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. In addition, as part of the recertification, the DOE approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. Nevertheless, we cannot assure you that the DOE will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings. See "—Additional Locations and Programs," "Business—Regulation of Federal Financial Aid Programs—Eligibility and Certification Procedures," "Business—Regulation of Federal Financial Aid Programs—Compliance with Regulatory Standards and Effect of Regulatory

Violations," and "Business—Change in Control." A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the DOE's restrictions are not lifted prior to 2005. We cannot assure you that the DOE will lift its restrictions prior to 2005 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs.

        Another pending legal action is Contreras, et al. v. ITT Educational Services, Inc., et al., which was filed on March 3, 2000 (served on January 19, 2001) in the Superior Court of Santa Clara County in Santa Clara, California by five former students of the ITT Technical Institute in Santa Clara, California. The suit alleges, among other things, fraud, negligence, negligent misrepresentation, breach of oral contract, and statutory violations of the California Business and Professions Code and California Education Code by us and three of our employees who reside in California. The claims relate primarily to our marketing and recruitment practices and the quality of our services. The plaintiffs seek compensatory damages, punitive damages, exemplary damages, civil penalties, restitution on behalf of the plaintiffs and all other persons similarly situated, injunctive relief, attorney's fees and costs. On February 6, 2001, the plaintiffs filed an amended complaint in this action adding 57 plaintiffs, who are current and former students of the ITT Technical Institute in either Santa Clara, California or Hayward, California. The written enrollment agreement between each of the plaintiffs and us provides that all disputes between the parties will be resolved through binding arbitration, instead of litigation. In May 2001, the court compelled the arbitration of each plaintiff's claims in this action. We believe that we have meritorious defenses and intend to vigorously defend ourselves against the plaintiffs' claims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the holders of the common stock during the fourth quarter of 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "ESI." The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE's consolidated transaction reporting system.

	High	Low
2000
First Quarter	$19.375	$10.750
Second Quarter	23.250	15.375
Third Quarter	28.875	17.375
Fourth Quarter	28.250	13.375
2001
First Quarter	$33.500	$18.500
Second Quarter	45.000	23.900
Third Quarter	45.800	25.860
Fourth Quarter	40.800	30.300

        There were approximately 200 holders of record of our common stock on February 15, 2002.

        We did not pay a cash dividend in 2000 or 2001. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

Item 6. SELECTED FINANCIAL DATA.

        The following selected financial data of ESI are qualified by reference to and should be read with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share and operating data)
Statement of Income Data:
Revenues	$410,551	$347,524	$316,370	$291,375	$261,664
Cost of educational services	248,129	211,653	191,760	176,487	163,053
Student services and administrative expenses	110,816	94,156	86,953	81,522	72,388
Legal settlements	—	—	—	12,858	—
Offering, change in control and other one-time expenses	—	—	900	1,872	—

Total costs and expenses	358,945	305,809	279,613	272,739	235,441
Operating income	51,606	41,715	36,757	18,636	26,223
Interest income, net	2,708	2,707	2,396	5,329	5,565

Income before income taxes and cumulative effect of change in accounting principle	54,314	44,422	39,153	23,965	31,788
Income taxes	20,600	16,937	14,802	10,024	12,665

Income before cumulative effect of change in accounting principle	33,714	27,485	24,351	13,941	19,123
Cumulative effect of change in accounting principle, net of tax(a)	—	(2,776)	(823)	—	—

Net income	$33,714	$24,709	$23,528	$13,941	$19,123

Earnings per share(b):
Basic	$1.43	$1.03	$0.93	$0.52	$0.71
Diluted	$1.40	$1.02	$0.93	$0.51	$0.71

Other Operating Data:
EBITDA(c)	$70,133	$56,234	$47,907	$27,918	$34,162
Capital expenditures, net	$21,560	$29,393	$17,005	$11,381	$11,465
Number of students at end of period	30,778	27,640	26,428	25,608	24,498
Number of technical institutes at end of period	70	69	67	64	62
	At December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash, restricted cash, cash invested with ITT and marketable debt securities	$110,232	$70,618	$67,961	$119,268	$98,689
Total current assets	134,210	92,570	89,082	138,758	112,958
Property and equipment, less accumulated depreciation	49,593	46,560	31,686	24,985	22,886
Total assets	195,399	150,896	131,002	175,571	145,914
Total current liabilities	108,393	79,926	68,622	70,241	55,946
Shareholders' equity	78,188	64,686	57,771	101,856	87,815

(a)
Cumulative effect of change in accounting principle, net of tax represents institute start-up costs in 1999 and revenue recognition in accordance with SAB 101 in 2000. Except for the selected quarterly financial data, ESI has not presented proforma results for prior fiscal years due to immateriality.

(b)
Earnings per share data are based on historical net income and the number of shares of our common stock outstanding during each period. Earnings per share for all periods have been calculated in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

        We operate 70 institutes in 28 states which provide technology-oriented postsecondary education to more than 30,000 students. We derive our revenue almost entirely from tuition, textbook sales, fees and charges paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended (the "HEA"). In 2001, we indirectly derived approximately 65% of our revenues, determined on a cash accounting basis, from Title IV Programs.

        Our revenue varies based on the aggregate student population, which is influenced by the following factors:

  •
  the number of students attending our institutes at the beginning of a fiscal period;

  •
  the number of new first-time students entering and former students re-entering our institutes during a fiscal period;

  •
  student retention rates; and

  •
  general economic conditions.

        New students generally enter our institutes at the beginning of an academic quarter that begins for most programs of study in March, June, September or December. We believe that, in the absence of countervailing factors, student enrollments and retention rates tend to increase as opportunities for immediate employment for high school graduates decline and decrease as such opportunities increase. Our establishment of new institutes and the introduction of additional program offerings at our existing institutes have been significant factors in increasing the aggregate student population in recent years.

        In order to participate in Title IV Programs, a new institute must be authorized by the state in which it will operate, accredited by an accrediting commission that the U.S. Department of Education ("DOE") recognizes, and certified by the DOE to participate in Title IV Programs. The accrediting commission that accredits our institutes grants accreditation to a new institute prior to its first class start date. The DOE's certification process cannot commence until the institute receives its state authorization and accreditation. DOE certification for a new location has generally taken approximately nine months from the first class start date. The DOE is currently investigating our method of compensation for employees involved in student recruitment. The HEA prohibits an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admission activity. We cannot assure you that the DOE will not find any deficiencies in our method of compensation, because the DOE has not issued regulations to clarify its interpretation of this provision of the HEA and the DOE's interpretations of this provision have been inconsistent and generally have not been publicly disseminated. If the DOE determines that our method of compensation for employees involved in student recruitment violates this provision of the HEA, the DOE could subject us to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that we disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of our ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes. In August 2000, the DOE advised us that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). During December 2001 and January 2002, however, the DOE recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. In addition, as part of the recertification, the DOE approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. Nevertheless, we cannot assure you that the DOE will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings. A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the DOE's restrictions are not lifted prior to 2005. We cannot assure you that the DOE will lift its restrictions prior to 2005 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs.

        Prior to January 1, 1999, we deferred certain direct costs incurred with respect to a new institute prior to the first class start ("institute start-up costs") and amortized them over the first year of operation after the first class start. Beginning January 1, 1999, we began expensing institute start-up costs as incurred. From January 1, 1997 through December 31, 2001, we opened 11 new institutes (five of which started classes in 1999 or 2000 and one of which started classes in 2001). New institutes historically incur a loss during the 24-month period after the first class start date.

        We earn tuition revenue on a weekly basis, pro rata over the length of each of four, 12-week academic quarters in each fiscal year. State regulations, accrediting commission criteria and our policies generally require us to refund a portion of the tuition and fee payments received from a student who withdraws from one of our institutes during an academic quarter. Prior to October 7, 2000, the DOE regulations also imposed refund requirements for student tuition and fees. Our statement of income recognizes immediately the amount of tuition and fees, if any, that we may retain after payment of any refund.

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

        In 1998, we began offering our information technology ("IT") curricula at three ITT Technical Institutes. We began offering our IT curricula at an additional 31 ITT Technical Institutes in 1999, at an additional 35 ITT institutes in 2000 and at an additional one ITT Technical Institute in the three months ended March 31, 2001. We incur a loss with respect to the IT curricula offerings at each ITT Technical Institute, until the revenue from the number of students enrolled in the IT curricula offerings at that institute is high enough to offset the costs associated with that curricula (such as salaries, equipment depreciation, rent and marketing), which typically has not occurred until the IT curricula has been offered for three or four quarters. The initial amount of capital required to offer our IT curricula at an existing ITT Technical Institute is approximately $0.2 million.

        In 2000, we began offering a computer and electronics engineering technology ("CEET") program at 34 ITT Technical Institutes and a computer drafting and design ("CDD") program at 20 ITT Technical Institutes. In 2001, we began offering the CEET program at an additional 36 ITT Technical Institutes and the CDD program at an additional 39 ITT Technical Institutes.

Variations in Quarterly Results of Operations

        Our quarterly results of operations have tended to fluctuate significantly within a fiscal year because of differences in the number of weeks of earned tuition revenue in each fiscal quarter and the timing of student matriculations. Prior to the first quarter of 2000, our first and third fiscal quarters had 13 weeks of earned tuition revenue, while our second and fourth quarters had only 11 weeks of earned tuition revenue because of two-week student vacation breaks in June and December. Commencing with the first quarter of 2000, each of our four quarters have 12 weeks of earned tuition revenue. Revenues in our third and fourth fiscal quarters generally benefit from increased student matriculations. The number of new students entering our institutes tends to be substantially higher in June (26% of all new students in 2001) and September (34% of all new students in 2001) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of costs, however, and costs do not fluctuate significantly on a quarterly basis.

        The following table sets forth proforma revenues in each fiscal quarter of 1999 as if we had followed the SAB 101 revenue recognition guidance and reported the same number of weeks of tuition revenue during each quarter.

Quarterly Revenue
(Dollars in thousands)

Three Months Ended	2001 Actual		2000 Actual		1999 Proforma
	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$93,776	23%	$81,192	23%	$74,850	24%
June 30	98,464	24	82,745	24	75,688	24
September 30	106,269	26	88,479	26	81,027	25
December 31	112,042	27	95,108	27	84,810	27

Total for Year	$410,551	100%	$347,524	100%	$316,375	100%

Results of Operations

        The following table sets forth the percentage relationship of certain statement of income data to revenues for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of educational services	60.4	60.9	60.6
Student services and administrative expenses	27.0	27.1	27.5
Offering, change in control and other one-time expenses	—	—	0.3

Operating income	12.6	12.0	11.6
Interest income, net	0.6	0.8	0.8

Income before income taxes and cumulative effect of change in accounting principle	13.2%	12.8%	12.4%

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        Revenues.    Revenues increased $63.0 million, or 18.1%, to $410.5 million for the year ended December 31, 2001 from $347.5 million for the year ended December 31, 2000 primarily due to:

  •
  a 5% increase in tuition rates in each of September 2001 and June 2000 (10% for the IT curricula in June 2000);

  •
  a 4.6% increase in the total student enrollment at January 1, 2001 compared to January 1, 2000 (27,640 at January 1, 2001 compared to 26,428 at January 1, 2000);

  •
  a 7.2% increase in the number of first-time and re-entering students beginning classes at our institutes (29,460 in 2001 compared to 27,491 in 2000);

  •
  an increase in the percentage of our students who are enrolled in IT curricula, which were priced higher than our other programs; and

  •
  changes to our student refund policies in October 2000, which increased the amount of tuition and fee payments that we can retain when a student withdraws from one of our institutes during an academic quarter.

        The total student enrollment on December 31, 2001 was 30,778, an increase of 11.4% compared to 27,640 on December 31, 2000.

        Cost of Educational Services.    Cost of educational services increased $36.4 million, or 17.2%, to $248.1 in 2001 from $211.7 million in 2000. The principal causes of this increase include:

  •
  the costs required to service the increased enrollment;

  •
  normal inflationary cost increases for wages, rent and other costs of services;

  •
  the costs associated with offering the IT curricula; and

  •
  the costs associated with opening new institutes (one in March 2000, one in December 2000 and one in March 2001).

        Cost of educational services as a percentage of revenues decreased to 60.4% in 2001 from 60.9% in 2000. This decrease was primarily due to completing the implementation of the IT curricula at most institutes in 2000 (one additional institute began offering the IT curricula in 2001 compared to 35 additional institutes in 2000).

        Student Services and Administrative Expenses.    Student services and administrative expenses increased $16.6 million, or 17.6%, to $110.8 in 2001 from $94.2 million in 2000. Student services and administrative expenses decreased to 27.0% of revenues in 2001 compared to 27.1% of revenues in 2000. Media advertising costs increased 22.5% in 2001, or 4.4% more than the 18.1% increase in revenues. Despite the increase in media advertising costs and an increase in bad debt expense, fixed costs at our institutes did not increase proportionately with revenues.

        Income Taxes.    Our combined effective federal and state income tax rate in 2001 was 37.9% compared to 38.1% in 2000.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

        Revenues.    Revenues increased $31.1 million, or 9.8%, to $347.5 million for the year ended December 31, 2000 from $316.4 million for the year ended December 31, 1999 primarily due to:

  •
  a 5% increase in tuition rates in each of June 2000 (10% for the IT curricula) and September 1999;

  •
  a 3.2% increase in the total student enrollment at January 1, 2000 compared to January 1, 1999 (26,428 at January 1, 2000 compared to 25,608 at January 1, 1999); and

  •
  a 2.9% increase in the number of first-time and re-entering students beginning classes at our institutes (27,491 in 2000 compared to 26,716 in 1999).

        The total student enrollment on December 31, 2000 was 27,640, an increase of 4.6% compared to 26,428 on December 31, 1999.

        Cost of Educational Services.    Cost of educational services increased $19.9 million, or 10.4%, to $211.7 in 2000 from $191.8 million in 1999. The principal causes of this increase include:

  •
  the costs required to service the increased enrollment;

  •
  normal inflationary cost increases for wages, rent and other costs of services;

  •
  the costs associated with offering the IT curricula; and

  •
  increased costs at new institutes (two in January 1999, one in April 1999, one in March 2000 and one in December 2000).

        Cost of educational services as a percentage of revenues increased to 60.9% in 2000 from 60.6% in 1999. This increase was primarily due to the costs associated with offering the IT curricula at more institutes in 2000 than in 1999 (35 additional institutes began offering the IT curricula in 2000 compared to 31 additional institutes in 1999), including salaries, equipment depreciation and rent.

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

        One-Time Expenses.    In 1999, we incurred net one-time expenses of $0.9 million ($0.02 per share) associated with the costs of ITT Corporation's ("ITT") February 1999 public offering of our common stock (the "February 1999 Offering") and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT. We did not incur any such expenses in 2000.

        Operating Income.    The following table sets forth our operating income (in thousands) for the year ended December 31, 2000 and 1999:

	Year Ended December 31,
	2000	1999
Operating income as reported	$41,715	$36,757
Offering expenses, change in control and other one-time expenses	—	900

Operating income before one-time expenses	$41,715	$37,657

        Income Taxes.    Our combined effective federal and state income tax rate in 2000 was 38.1% as compared to 37.8% in 1999.

        Net Income.    The following table sets forth our net income (in thousands) for the year ended December 31, 2000 and 1999:

	Year Ended December 31,
	2000	1999
Net income (as reported)	$24,709	$23,528
Offering expenses, change in control and other one-time expenses (after tax)	—	554
Cumulative effect of change in accounting principle (after tax)	2,776	823

Net income before one-time expenses and cumulative effect of change in accounting principle	$27,485	$24,905

Liquidity and Capital Resources

        In 2001, we indirectly derived approximately 65% of our revenues, determined on a cash accounting basis, from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year, which consists of three academic quarters. Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or ten days before the start of the first academic quarter of a student's academic year, and the second and third disbursements are typically received ten days before the start of each subsequent quarter of a student's academic year. While the timing of loan disbursements to us is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, we have typically received student loan funds upon the lender's disbursement of the student loan funds.

        Simultaneous with the close of the February 1999 Offering, we repurchased 1,500,000 shares of our common stock from ITT at the per share price to the public of the shares sold in the offering, less underwriters' commissions and discounts, for an aggregate cost of $49.1 million (the "February 1999 Stock Repurchase").

        During 1999 and 2000, our Board of Directors authorized us to repurchase in aggregate up to 4,000,000 outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subsequent to the February 1999 Stock Repurchase, we repurchased 919,000 shares of our common stock in 1999 at an average cost of $21.57 per share, or $19.8 million in total. In 2000, we repurchased 1,144,200 shares of our common stock at an average cost of $15.89 per share, or $18.2 million in total. In 2001, we repurchased 702,500 shares of our common stock at an average cost of $38.85 per share, or $27.3 million in total. All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares. As of December 31, 2001, our existing repurchase authorizations permit us to repurchase an additional 1,234,300 shares of our common stock. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

        Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including institute start-up costs for new institutes. Our net cash items (consisting of cash and cash equivalents, restricted cash and marketable debt securities) increased from $70.6 million at December 31, 2000 to $110.2 million at December 31, 2001. Excluding the $27.3 million used to repurchase 702,500 shares of our common stock and the $8.6 million we received from the exercise of options to purchase our common stock by our employees and directors, cash items increased $58.3 million in the year ended December 31, 2001. Marketable debt securities and cash equivalents ranged from a low of $26.6 million in February 2001 to a high of $110.6 million in November 2001.

        We have generated positive cash flows from operations for the past five years. Cash flows from operations in 2001 was $79.9 million (excluding the $32.5 million increase in marketable debt securities), an increase of $29.8 million from $50.1 million (excluding the $6.5 million decrease in marketable debt securities) in 2000. This increase was primarily due to higher cash flows from operations caused by the increase in income and accelerated cash collections from students associated with their use of a supplemental student loan program, called the College Advantage Loan Program ("CALP"). The CALP has been made available to our students by a private funding source since January 2000. The CALP offers eligible students and their parents loans to pay the students' cost of education that federal and state student financial aid sources do not fully cover. CALP loans are non-recourse to us and are disbursed once during each academic year at the start of the first academic quarter of the student's academic year.

        At December 31, 2001, we had positive working capital of $25.8 million. Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $21.5 million to $77.2 million at December 31, 2001 from $55.7 million at December 31, 2000. This increase was primarily due to the students' use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

        During 2001, we recorded a $3.0 million minimum pension liability adjustment with respect to our obligations under the ESI Pension Plan. This $3.0 million adjustment is included in accrued compensation and benefits liabilities with a corresponding $1.8 million reduction in shareholders' equity, which is net of a $1.2 million deferred tax asset.

        An institution may lose its eligibility to participate in some or all of the Title IV Programs, if the rates at which the institution's students default on federal student loans exceed specific percentages. An institution whose cohort default rate on loans under the Federal Family Education Loan ("FFEL") program and the William D. Ford Federal Direct Loan ("FDL") program is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell Grant programs for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.

        None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1997, 1998 or 1999 federal fiscal years, the most recent years for which the DOE has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 2000 federal fiscal year, which preliminary rates were issued by the DOE in February 2002.

        Prior to October 7, 2000, the HEA limited how much of a student's tuition and fees an institution could retain for a student who withdrew from the institution ("Refund Policy"). A student was only obligated for a pro rata portion of the education costs charged by the institution, if the student withdrew during the first 60% of the student's first period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. A student who withdrew after the first period of enrollment was also subject to a refund calculation, but it was not a straight pro rata calculation. The institution had to refund any monies it collected in excess of the pro rata or other applicable portion to the appropriate lenders or Title IV Programs in a particular order. The standards of most of the state education authorities that regulate our institutes (the "SEAs") and the Accrediting Council for Independent Colleges and Schools ("ACICS") that accredits our institutes continue to impose a Refund Policy.

        The HEA and its implementing regulations now impose a limit on the amount of Title IV Program funds a withdrawing student can use to pay his or her education costs ("Return Policy"). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or Title IV Programs any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.

        The HEA's substitution of the Return Policy for its Refund Policy has, in many states, depending on when a student withdraws during an academic quarter, increased the portion of the student's education costs owed to the ITT Technical Institute upon withdrawal and/or reduced the amount of Title IV Program funds that the withdrawing student can use to pay his or her education costs. In these instances, withdrawing students may be unable to pay all of their education costs and we may be unable to collect a significant portion of these costs. Title IV program funds are generally paid sooner and are more collectible than payments from other sources. However, the incremental decrease in the amount of Title IV Program funds that certain withdrawing students used to pay their education costs to our institutes was largely offset by the incremental increase in the education costs owed to us by withdrawing students in certain states. Therefore, the Return Policy has not had, and we do not expect that it will have, a material adverse effect on our financial condition, results of operations or cash flows.

        Under a provision of the HEA commonly referred to as the "90/10" Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. For our 2001 fiscal year, the range of our campus groups was from approximately 52% to approximately 73%.

        The DOE, the ACICS and most of the SEAs have laws, regulations and/or criteria (collectively, "Regulations") pertaining to the change in ownership and/or control (collectively "change in control") of institutions, but these Regulations do not uniformly define what constitutes a change in control. When a change in control occurs under the DOE's Regulations, an institution's eligibility to continue to participate in Title IV Programs is subject to review and the institution could lose its eligibility, with the result that the institution would no longer be able to authorize or, with limited exceptions, disburse Title IV Program funds to its students. The DOE may provisionally certify an institution for a temporary period following a change in control. The DOE's reinstatement of an institution's certification to participate in Title IV Programs depends on its determination that the institution, under its new ownership and control, complies with specified DOE requirements for institutional eligibility. The time required for the DOE to make such a determination can vary but, if the institution submits a materially complete application for reinstatement within 10 business days after the change in control, the institution will be certified while the DOE conducts its review.

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

        Our capital assets consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture, software and leasehold improvements. We lease all of our building facilities. Capital expenditures totaled $21.6 million during 2001 and primarily included expenditures of $6.5 million for computer equipment at our institutes, $4.4 million to replace or add furniture or equipment at existing institutes, $1.6 million on leasehold improvements, $0.5 million for new ITT Technical Institutes and $5.2 million for software that was developed or purchased to enhance our current information systems. Leasehold improvements represent part of our continuing effort to maintain our existing facilities in good condition. Capital expenditures decreased by $7.8 million to $21.6 million in 2001 from $29.4 million in 2000, principally due to the $7.1 million spent in 2000 for equipment used in our Computer and Electronics Engineering Technology curriculum. To date, cash generated from operations has been sufficient to meet our capital expenditures.

        We plan to continue to upgrade and expand current facilities and equipment. We expect that 2002 capital expenditures will be approximately $20 to $25 million. The capital additions for a new institute are approximately $0.4 million and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million. We anticipate that our planned capital additions can be funded from cash flows from operations. Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

        We do not believe that any reduction in cash and cash equivalents or marketable debt securities that may result from its use to effect any future stock repurchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Factors That May Affect Future Results

        This report contains certain forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; the results of the investigation being conducted by the DOE which, if adversely determined, could cause the DOE to subject us to monetary fines or penalties or other sanctions (including a limitation, suspension or termination of our ability to participate in federal student financial aid programs) that could adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes; the results of the qui tam action brought under the False Claims Act, 31 U.S.C. § 3730, in which we are a defendant which, if adversely determined, could result in a demand for repayment of Title IV Program funds, trebled under the False Claims Act and penalties; our ability to hire and retain qualified faculty; effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required by this Item appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—General."

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item appears on pages F-1 through F-19 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item concerning our directors, nominees for director, executive officers and disclosure of delinquent filers is incorporated herein by reference to ESI's definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11. EXECUTIVE COMPENSATION.

        The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to ESI's definitive Proxy Statement for our 2002 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ESI's definitive Proxy Statement for our 2002 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to ESI's definitive Proxy Statement for our 2002 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

	2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts of the Company for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 appear on page F-18.
	3.	Quarterly Results for 2001 and 2000 (unaudited) appear on page F-19.
	4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-3 through S-4, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)		Reports on form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of ITT Educational Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 35 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of revenue recognition for certain fees effective January 1, 2000 and adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" in 1999.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
January 17, 2002

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues	$410,551	$347,524	$316,370
Costs and Expenses
Cost of educational services	248,129	211,653	191,760
Student services and administrative expenses	110,816	94,156	86,953
Offering, change in control and other one-time expenses	—	—	900

Total costs and expenses	358,945	305,809	279,613

Operating income	51,606	41,715	36,757
Interest income, net	2,708	2,707	2,396

Income before income taxes and cumulative effect of change in accounting principle	54,314	44,422	39,153
Income taxes	20,600	16,937	14,802

Income before cumulative effect of change in accounting principle	33,714	27,485	24,351
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	(2,776)	(823)

Net income	$33,714	$24,709	$23,528

Earnings (loss) per common share (basic):
Income before cumulative effect of change in accounting principle	$1.43	$1.14	$0.96
Cumulative effect of change in accounting principle, net of tax	—	(0.11)	(0.03)

Net income	$1.43	$1.03	$0.93

Earnings (loss) per common share (diluted):
Income before cumulative effect of change in accounting principle	$1.40	$1.14	$0.96
Cumulative effect of change in accounting principle, net of tax	—	(0.12)	(0.03)

Net income	$1.40	$1.02	$0.93

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$63,702	$56,366
Restricted cash	5,462	5,666
Marketable debt securities	41,068	8,586
Accounts receivable, less allowance for doubtful accounts of $2,216 and $3,419	12,679	12,414
Deferred and prepaid income tax	3,989	3,420
Prepaids and other current assets	7,310	6,118

Total current assets	134,210	92,570
Property and equipment, net	49,593	46,560
Direct marketing costs	10,520	10,094
Other assets	1,076	1,672

Total assets	$195,399	$150,896

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$16,007	$16,274
Accrued compensation and benefits	10,134	4,454
Other accrued liabilities	5,100	3,547
Deferred revenue	77,152	55,651

Total current liabilities	108,393	79,926
Deferred income tax	7,235	5,056
Other liabilities	1,583	1,228

Total liabilities	117,211	86,210

Commitments and contingent liabilities (Note 9)
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 27,034,452 issued	270	270
Capital surplus	37,355	33,938
Retained earnings	148,602	117,115
Accumulated comprehensive income	(1,837)	—
Treasury stock, 3,874,078 and 3,537,463 shares, at cost	(106,202)	(86,637)

Total shareholders' equity	78,188	64,686

Total liabilities and shareholders' equity	$195,399	$150,896

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows provided by (used for) operating activities:
Net income	$33,714	$24,709	$23,528
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	2,776	823
Depreciation and amortization	18,527	14,519	11,150
Provision for doubtful accounts	8,576	5,104	4,362
Deferred taxes	5,597	3,091	4,311
Increase/decrease in operating assets and liabilities:
Marketable debt securities	(32,482)	6,511	23,219
Accounts receivable	(8,841)	(5,833)	(5,275)
Direct marketing costs	(426)	(1,382)	(797)
Accounts payable and accrued liabilities	1,808	(5,183)	(7,379)
Prepaids and other assets	(596)	(2,273)	(1,056)
Deferred revenue	21,501	14,609	4,304

Net cash provided by (used for) operating activities	47,378	56,648	57,190

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(21,560)	(29,393)	(17,005)

Net cash provided by (used for) investing activities	(21,560)	(29,393)	(17,005)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(27,289)	(18,181)	(68,912)
Exercise of stock options	8,603	94	639

Net cash provided by (used for) financing activities	(18,686)	(18,087)	(68,273)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,132	9,168	(28,088)
Cash, cash equivalents and restricted cash at beginning of period	62,032	52,864	80,952

Cash, cash equivalents and restricted cash at end of period	$69,164	$62,032	$52,864

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$14,999	$11,642	$12,867
Interest	353	243	174
Non-cash financing activities:
Issuance of treasury stock for incentive plan and board of directors' plan	$311	$293	—

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock					Accumulated Compre- hensive Income		Treasury Stock
			Capital Surplus	Retained Earnings	Compre- hensive Income
	Shares	Amount						Shares	Amount		Total
Balance as of December 31, 1998	27,011	$270	$32,613	$68,973		$			$		$101,856
Exercise of stock options	23		639								639
Purchase of treasury stock								(2,419)		(68,912)	(68,912)
Settlement of ITT intercompany matters			660								660
Net income for 1999				23,528							23,528

Balance as of December 31, 1999	27,034	270	33,912	92,501			—	(2,419)		(68,912)	57,771
Exercise of stock options			26					4		68	94
Purchase of treasury stock								(1,144)		(18,181)	(18,181)
Issue treasury stock for employee incentive plan				(95)				22		388	293
Net income for 2000				24,709							24,709

Balance as of December 31, 2000	27,034	270	33,938	117,115			—	(3,537)		(86,637)	64,686
Exercise of stock options			3,399	(2,227)				349		7,431	8,603
Issue treasury stock for employee incentive plan			3					14		272	275
Issue treasury stock for board of directors plan			15					2		21	36
Comprehensive income
Net income for 2001				33,714	$33,714						33,714
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,837)		(1,837)				(1,837)

Other comprehensive income					(1,837)

Comprehensive income					$31,877

Purchase of treasury stock								(702)		(27,289)	(27,289)

Balance as of December 31, 2001	27,034	$270	$37,355	$148,602			$(1,837)	(3,874)		$(106,202)	$78,188

        The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000, and 1999
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

        During 1999 and 2000, ESI's Board of Directors authorized ESI to repurchase in aggregate up to 4,000,000 outstanding shares of ESI common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subsequent to the February 1999 Stock Repurchase, ESI repurchased 919,000 shares of ESI common stock in 1999 at an average cost of $21.57 per share or $19,800 in total. In 2000, ESI repurchased 1,144,200 shares of ESI common stock at an average cost of $15.89 per share or $18,181 in total. In 2001, ESI repurchased 702,500 shares of ESI common stock at an average cost of $38.85 per share or $27,289 in total. All of the repurchased shares of ESI common stock became treasury shares upon repurchase. As of December 31, 2001, ESI's existing repurchase authorizations permit it to repurchase an additional 1,234,300 shares of ESI common stock. ESI may elect to repurchase additional shares of ESI common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help ESI achieve its long-term goal of enhancing shareholder value.

2.    Summary of Accounting Principles and Policies

        Business Activities.    ESI is a leading proprietary postsecondary education system primarily offering career-focused, technical degree programs of study. At December 31, 2001, ESI operated 70 technical institutes throughout the United States. ESI maintains its corporate headquarters in Indianapolis, Indiana.

        Principles of Consolidation.    The consolidated financial statements include the accounts of ESI and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

        Use of Estimates.    The preparation of these financial statements, in conformity with generally accepted accounting principles, includes estimates that are determined by ESI's management. Actual results may differ from estimates used.

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

        Investment income for the year ended December 31, 2001, 2000, and 1999 consists of:

	Year Ended December 31,
	2001	2000	1999
Net realized gains (losses) on the sale of trading securities	$19	$(235)	$(98)
Interest and dividend income, net	3,006	2,674	2,880
Change in net unrealized holding gain (loss)	36	314	(354)

	$3,061	$2,753	$2,428

        Property and Equipment.    ESI includes all property and equipment in the financial statements at cost. Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from three to ten years for furniture and equipment and leasehold improvements. ESI applies the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Estimated useful lives generally range from three to eight years for capitalized software. Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.

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

        Recognition of Revenues.    Tuition revenues are recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the tuition revenue related to the remainder of that academic quarter is recorded with the amount of refund resulting from the application of federal, state or accreditation requirements or ESI refund policy recorded as an expense. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue. Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition. For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of book costs is recorded in prepaids and other current assets. Academic fees, which are charged only one time to students on their first day of class attendance, are recognized as revenue on a straight-line basis over the average course length of 24 months. If a student discontinues training, all unrecognized revenue relating to his or her academic fee is recognized upon the student's departure.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). ESI began following the guidance provided by SAB 101 effective January 1, 2000 and recorded a cumulative effect of change in accounting of $4,477, less $1,701 of deferred taxes. In conformity with SAB 101, ESI changed the method by which it recognizes the laboratory and application fees charged to a student as revenue. Previously, the quarterly laboratory fee was recognized as revenue at the beginning of each academic quarter and the application fee was recognized as revenue when ESI received the fee. As of January 1, 2000, application and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months and deferred revenue is recorded for fees collected in excess of revenue recognized. If a student discontinues training, all unrecognized revenue relating to those fees is recognized upon the student's departure.

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

        Direct Marketing Costs.    Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include recruiting representatives' salaries, employee benefits and other direct costs less application fees. Successful efforts is the ratio of students enrolled to prospective students interviewed. Direct marketing costs are amortized on an accelerated basis over the average course length of 24 months commencing on the start date. Direct marketing costs on the balance sheet totaled $10,520 at December 31, 2001 and $10,094 at December 31, 2000, net of accumulated amortization of $9,967 at December 31, 2001 and $8,872 at December 31, 2000.

        Institute Start-Up Costs.    Deferred institute start-up costs consist of all direct costs (excluding advertising costs) incurred at a new institute from the date a lease for a technical institute facility is entered into until the first class start. Such capitalized costs are amortized on a straight-line basis over a one-year period. At December 31, 1998, deferred start-up costs included in other assets on the balance sheet totaled $1,354 net of accumulated amortization of $511. In conformity with AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities," ESI expensed the $1,354 of institute start-up costs, less $531 of deferred taxes, as a cumulative effect of a change in accounting principle in the first quarter of 1999. This new accounting requirement did not have a significant effect on 1999 income before the cumulative effect of the accounting change.

        Offering, Change in Control and Other One-Time Expenses.    In 1999, ESI incurred net one-time expenses of $900 associated with the costs of the February 1999 Offering and special bonus payments to employees for extraordinary services, net of amounts reimbursed by ITT.

        Income Taxes.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," ESI accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of ESI's assets and liabilities.

        Treasury Stock.    Treasury stock is accounted for under the last in, first out method.

        Earnings Per Common Share.    Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, "Earnings Per Share." This data is based on historical net income and the average number of shares of ESI common stock outstanding during each period.

	Average shares outstanding for the year ended December 31,
	2001	2000	1999
	(in thousands)
Basic	23,604	24,018	25,235
Diluted	24,108	24,185	25,380

        The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares issued under ESI's stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

3.    Financial Aid Programs

        ESI participates in various federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). Approximately 65% of ESI's 2001 revenue, determined on a cash accounting basis, was indirectly derived from funds distributed under these programs.

        ESI participates in the Federal Perkins Loan ("Perkins") program and administers on behalf of the federal government a pool of Perkins student loans which aggregated $4,601 at December 31, 2001 and $6,782 at December 31, 2000. ESI has recorded in its financial statements only its aggregate mandatory contributions to this program, which aggregated $301 at December 31, 2001 and $1,458 at December 31, 2000. In order to cover potential losses related to funds committed by ESI under the Perkins program, ESI provided $85 at December 31, 2001 and $1,016 at December 31, 2000.

        The Title IV Programs are administered by ESI in separate accounts as required by government regulation. ESI is required to administer the funds in accordance with the requirements of the HEA and DOE regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event ESI does not comply with federal requirements, or if student loan default rates rise to a level considered excessive by the federal government, ESI could lose its eligibility to participate in Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Management believes that it is in substantial compliance with the federal requirements.

4.    Restricted Cash

        ESI participates in the Electronic Funds Transfer ("EFT") program through the DOE. All monies transferred to ESI via the EFT program are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into ESI's cash account. These amounts are classified as restricted cash until they are applied to the students' accounts.

5.    Property and Equipment

        Fixed assets include the following:

	December 31,
	2001	2000
Furniture and equipment	$105,087	$100,243
Leasehold improvements	9,667	12,505
Capitalized software	13,153	7,983
Land and land improvements	60	110
Construction in progress	—	655

	127,967	121,496
Less accumulated depreciation	(78,374)	(74,936)

	$49,593	$46,560

        Accumulated depreciation includes accumulated amortization of capitalized software of $2,325 at December 31, 2001 and $836 at December 31, 2000. Depreciation and amortization expense includes software amortization of $1,489 for the year ended December 31, 2001 and $677 for the year ended December 31, 2000.

6.    Taxes

        The provision for income taxes attributable to income before income taxes and cumulative effect of change in accounting principle includes the following:

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$16,104	$12,455	$9,667
State	1,730	1,391	824

	17,834	13,846	10,491
Deferred
Federal	2,308	2,682	3,524
State	458	409	787

	2,766	3,091	4,311

	$20,600	$16,937	$14,802

        Deferred tax assets (liabilities) include the following:

	December 31,
	2001	2000	1999
Direct marketing costs	$(4,127)	$(3,835)	$(3,417)
Capitalized software	(4,247)	(2,716)	(1,516)
Deferred revenue	2,183	1,748	—
Depreciation	607	1,078	783
Deferral of book costs	(1,714)	—	—
Minimum pension liability	1,184	—	—
Reserves and other	2,085	1,278	3,093

Net deferred tax assets (liabilities)	$(4,029)	$(2,447)	$(1,057)

        Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

	Year Ended December 31,
	2001	2000	1999
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6%	2.6%	2.6%
Non-deductible offering expenses	—	—	0.8%
Permanent differences and other	0.3%	0.5%	(0.6%)

Effective income tax rate	37.9%	38.1%	37.8%

        The tax benefit associated with the exercise of non-qualified stock options reduced taxes currently payable by $2,291 in 2001 and $8 in 2000, and was recorded as an increase to capital surplus.

7.    Retirement Plans

        Employee Pension Benefits.    Effective June 9, 1998, ESI adopted a non-contributory defined benefit pension plan. This plan, commonly referred to as a cash balance plan, covers substantially all employees of ESI and provides benefits based upon annual employee earnings times established percentages of pay based on age and years of service.

        During 1999, ESI adopted the ESI Excess Pension Plan, a non-qualified, unfunded retirement plan, that covers a select group of management and provides for payment of those benefits at retirement that cannot be paid from the qualified ESI pension plan due to federal statutory limits on the amount of benefits that can be paid and compensation that can be recognized under a tax-qualified retirement plan. The practical effect of the ESI Excess Pension Plan is to provide retirement benefits to all employees on a uniform basis.

        The following tables are based on an actuarial valuation date as of September 30 and amounts recognized in ESI's consolidated financial statements as of December 31:

        Net periodic benefit cost for the plans:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Service cost	$4,835	$4,316	$4,336
Interest cost	923	531	178
Expected return on assets	(1,264)	(630)	(15)
Recognized net actuarial loss/(gain)	—	—	26

Net periodic pension cost	$4,494	$4,217	$4,525

        Change in benefit obligation:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Projected benefit obligation at beginning of period	$12,165	$7,330
Service cost	4,835	4,316
Actuarial loss	1,607	146
Interest cost	923	531
Plan amendments	(795)	—
Benefits paid	(441)	(158)

Projected benefit obligation at end of period	18,294	12,165
Fair value of plan assets	12,683	10,211

Funded status	(5,611)	(1,954)
Unrecognized net actuarial loss	4,993	935
Unrecognized prior service cost	(795)	—
Minimum pension liability adjustment	(3,021)	—

Accrued benefit cost	$(4,434)	$(1,019)

        Change in plan assets:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Fair value of plan assets at beginning of year	$10,211	$2,058
Actual return on plan assets	(1,187)	506
Employer contributions	4,100	7,805
Benefits paid	(441)	(158)

Fair value of plan assets at end of year	$12,683	$10,211

        Weighted-average assumptions as of September 30, 2001, 2000 and 1999:

	2001	2000	1999
Discount rate at beginning of year	7.75%	7.50%	6.50%
Discount rate at end of year	7.25%	7.75%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

        Retirement Savings Plan.    Effective May 16, 1998, ESI adopted the ESI 401(k) Plan, a defined contribution plan, which covers substantially all employees of ESI. ESI's non-matching and matching contributions under its 401(k) plan are made in the form of shares of ESI common stock. A plan participant cannot redirect ESI's non-matching or matching contributions to other plan investment options until the participant reaches age 55.

        During 1999, ESI adopted the ESI Excess Savings Plan, a non-qualified, unfunded deferred compensation plan, which covers a select group of management. The plan provides for salary deferral of contributions that the participants are unable to make under the ESI 401(k) Plan and non-matching and matching contributions that cannot be paid under the ESI 401(k) Plan due to federal statutory limits on the amount that an employee can contribute under a defined contribution plan. The practical effect of the ESI Excess Savings Plan is to provide a savings plan to all employees on a uniform basis.

        The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were $2,572 for the year ended December 31, 2001, $2,134 for the year ended December 31, 2000, and $2,126 for the year ended December 31, 1999.

8.    Stock Option and Key Employee Incentive Plans

        ESI adopted and the stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan ("1994 Plan") and the 1997 ITT Educational Services, Inc. Incentive Stock Plan ("1997 Plan"). During 1999, ESI established the 1999 Outside Directors Stock Option Plan ("1999 Stock Plan"), which provides for awards of non-qualified stock options to non-employee directors. ESI has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the Plans. ESI has elected, as permitted by the standard, to continue following its intrinsic value based method of accounting for stock options consistent with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of ESI common stock at the measurement date over the exercise price.

        Under the 1994 Plan, a maximum of 405,000 shares of ESI common stock may be issued upon exercise of options. Under the 1997 Plan, a maximum of 1.5% of the outstanding common shares may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Plan, a maximum of 4,050,000 shares of ESI common stock may be issued upon exercise of options. Under the 1999 Stock Plan, a maximum of 250,000 shares of ESI common stock may be issued upon exercise of options. Under all Plans, the option price may not be less than 100% of the fair market value of ESI common stock on the date of grant. Under the 1994 Plan and 1997 Plan, the options will vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. Under the 1999 Stock Plan, the options will vest and become exercisable on the first anniversary of the grant, except that options issued during 1999 were immediately vested and exercisable. The options outstanding, granted, exercised and forfeited for the three years ended December 31, 2001 are as follows:

	2001		2000		1999
	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price
Outstanding at beginning of year	1,711,000	$20.40	1,246,500	$23.26	793,750	$17.67
Granted	545,500	20.17	503,500	13.57	507,500	32.31
Exercised	(342,271)	18.09	(4,000)	21.68	(23,250)	21.69
Forfeited	(31,506)	20.30	(35,000)	23.74	(31,500)	29.39

Outstanding at end of year	1,882,723	$20.76	1,711,000	$20.40	1,246,500	$23.26

	Exercise Price Range
	$4.44	$8.89-$13.50	$16.06-$24.25	$29.50-$44.02	Total
Options outstanding at end of year	90,000	479,473	932,250	381,000	1,882,723
Weighted average exercise price on options outstanding	$4.44	$13.06	$20.75	$34.23	$20.76
Remaining contractual life	3.0 years	7.3 years	7.7 years	7.3 years	7.3 years
Options exercisable at end of year	90,000	179,414	441,750	232,665	943,829
Weighted average exercise price on options exercisable	$4.44	$12.34	$22.21	$34.28	$21.61

        If compensation costs for the plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, ESI's net income and earnings per share for the years ended December 31, 2001, 2000, and 1999 would have been reduced to the proforma amounts indicated below:

	December 31,
	2001	2000	1999
Proforma
Net income	$30,666	$21,994	$20,729
Basic earnings per share	1.30	0.92	0.82
Diluted earnings per share	1.27	0.91	0.82
As reported
Net income	$33,714	$24,709	$23,528
Basic earnings per share	1.43	1.03	0.93
Diluted earnings per share	1.40	1.02	0.93

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three years ended December 31, 2001:

	Year Ended December 31,
	2001	2000	1999
Risk free interest rates	5.1%	6.6%	4.9%
Expected lives (in years)	5	5	5
Volatility	55%	47%	39%
Dividend yield	None	None	None

        In January 2002, the Compensation Committee of the Board of Directors awarded additional stock options for 415,500 shares of ESI common stock. The effective date of this award was January 22, 2002 and the exercise price is $34.50.

9.    Commitments and Contingent Liabilities

        Lease Commitments.    ESI leases substantially all of its facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements, and ESI has not entered into any significant guarantees related to the leases. ESI is required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

        Rent expense was $28,026 for the year ended December 31, 2001, $26,445 for the year ended December 31, 2000, and $24,360 for the year ended December 31, 1999.

        Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows:

2002	$27,679
2003	28,108
2004	26,414
2005	17,102
2006	13,080
Later Years	33,051

$145,434

        Future minimum rental payments related to equipment leases are not significant.

        Contingent Liabilities.    ESI has entered into agreements with unaffiliated, private funding sources to provide loans to students. Some of these agreements require ESI to guarantee repayment of the student loans if the students fail to pay. Outstanding loans at December 31, 2001 aggregated $2,800 under these agreements.

        ESI has a number of pending legal and other claims arising out of the ordinary course of its business. Among the legal actions is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al. This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees ("relators") on behalf of themselves and the federal government (the "Qui Tam Action"). The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by ESI, one of its employees and its independent auditor in connection with how ESI compensated its sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (i) treble the amount of unspecified damages sustained by the federal government; (ii) a civil penalty of up to $10,000 for each violation of the False Claims Act; and (iii) attorney's fees, costs and interest.

        A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice ("DOJ") decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation. If the DOJ intervenes, it has primary control over the litigation. If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government's recovery. On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action. ESI believes that it has meritorious defenses to the Qui Tam Action and, if the action proceeds, ESI intends to vigorously defend itself against the claims.

        The DOE is currently investigating ESI's method of compensation for employees involved in student recruitment. In August 2000, the DOE advised ESI that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). During December 2001 and January 2002, however, the DOE recertified all of ESI's ITT Technical Institute campus groups to participate in Title IV Programs. In addition, as part of the recertification, the DOE approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one ITT Technical Institute campus group. All of ESI's campus groups were certified on a provisional basis to participate in Title IV Programs, because of the DOE's pending investigation of ESI's method of compensation for employees involved in student recruitment. An additional reason given by the DOE for provisionally certifying seven of ESI's campus groups (consisting of 13 institutes) was that their Perkins cohort default rate exceeded 30%. If ESI had to forfeit its contributions under the Perkins program for these seven campus groups, it would amount to $73 as of December 31, 2001. The DOE may withdraw an institution's provisional certification without advance notice if the DOE determines that the institution is not fulfilling all material requirements. The DOE may also more closely review an institution that is provisionally certified if it applies for approval to open a new location or make some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

        Another pending legal action is Contreras, et al. v. ITT Educational Services, Inc., et al., which was filed on March 3, 2000 (served on January 19, 2001) in the Superior Court of Santa Clara County in Santa Clara, California by five former students of the ITT Technical Institute in Santa Clara, California. The suit alleges, among other things, fraud, negligence, negligent misrepresentation, breach of oral contract, and statutory violations of the California Business and Professions Code and California Education Code by ESI and three of its employees who reside in California. The claims relate primarily to ESI's marketing and recruitment practices and the quality of its services. The plaintiffs seek compensatory damages, punitive damages, exemplary damages, civil penalties, restitution on behalf of the plaintiffs and all other persons similarly situated, injunctive relief, attorney's fees and costs. On February 6, 2001, the plaintiffs filed an amended complaint in this action adding 57 plaintiffs, who are current and former students of the ITT Technical Institute in either Santa Clara, California or Hayward, California. The written enrollment agreement between each of the plaintiffs and ESI provides that all disputes between the parties will be resolved through binding arbitration, instead of litigation. In May 2001, the court compelled the arbitration of each plaintiff's claims in this action. ESI believes that it has meritorious defenses and intends to vigorously defend itself against the plaintiffs' claims.

        In the opinion of management, based on the information currently available to it, the ultimate outcome of the pending legal and other claims should not have a material adverse effect on ESI's financial condition, results of operations or cash flows.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001
(In thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write- offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2001	$3,419	$8,576	$(9,779)	$2,216
Year Ended December 31, 2000	$2,972	$5,104	$(4,657)	$3,419
Year Ended December 31, 1999	$2,531	$4,362	$(3,921)	$2,972
FFEL Reserve(1):
Year Ended December 31, 2001	$1,016	$85	$(1,016)	$85
Year Ended December 31, 2000	$980	$36	$—	$1,016
Year Ended December 31, 1999	$972	$8	$—	$980

(1)
Represents Federal Family Education Loan/Perkins Loan programs.

ITT EDUCATIONAL SERVICES, INC.
QUARTERLY RESULTS
FOR 2001 AND 2000
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2000
Revenues	$81,192	$82,745	$88,479	$95,108	$347,524
Cost and expenses	$75,399	$77,050	$77,018	$76,342	$305,809
Operating income	$5,793	$5,695	$11,461	$18,766	$41,715
Interest income, net	$628	$527	$593	$959	$2,707
Income before cumulative effect of change in accounting principle	$3,981	$3,859	$7,473	$12,172	$27,485
Cumulative effect of change in accounting principle, net of tax	$(2,776)	—	—	—	$(2,776)
Net income	$1,205	$3,859	$7,473	$12,172	$24,709
Earnings per share(a)
Basic	$0.05	$0.16	$0.31	$0.51	$1.03
Diluted	$0.05	$0.16	$0.31	$0.51	$1.02
2001
Revenues	$93,776	$98,464	$106,269	$112,042	$410,551
Cost and expenses	$86,678	$90,840	$92,418	$89,009	$358,945
Operating income	$7,098	$7,624	$13,851	$23,033	$51,606
Interest income, net	$623	$568	$946	$571	$2,708
Income before cumulative effect of change in accounting principle	$4,788	$5,078	$9,179	$14,669	$33,714
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—
Net income	$4,788	$5,078	$9,179	$14,669	$33,714
Earnings per share
Basic	$0.20	$0.21	$0.39	$0.63	$1.43
Diluted	$0.20	$0.21	$0.38	$0.61	$1.40

(a)
Excluding the cumulative effect of the change in accounting principle for revenue recognition under SAB 101, both basic and diluted earnings per share would have been $0.16 for the quarter ended March 31, 2000 and $1.14 for the year ended December 31, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.
	By:	/s/ RENE R. CHAMPAGNE
Dated: February 27, 2002		Rene R. Champagne Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RENE R. CHAMPAGNE Rene R. Champagne	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2002
/s/ OMER E. WADDLES Omer E. Waddles	President, Chief Operating Officer and Director (Principal Executive Officer)	February 27, 2002
/s/ GENE A. BAUGH Gene A. Baugh	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2002
/s/ RAND V. ARASKOG Rand V. Araskog	Director	February 27, 2002
/s/ JOHN E. DEAN John E. Dean	Director	February 27, 2002
/s/ JAMES D. FOWLER, JR. James D. Fowler, Jr.	Director	February 27, 2002
/s/ HARRIS N. MILLER Harris N. Miller	Director	February 27, 2002

/s/ DANIEL P. WEADOCK Daniel P. Weadock	Director	February 27, 2002
/s/ VIN WEBER Vin Weber	Director	February 27, 2002

INDEX TO EXHIBITS

Exhibit No.		Description	Page No. In This Filing
3.1	(1)	Restated Certificate of Incorporation, as Amended to Date
3.2	(2)	Restated By-laws, as Amended to Date
10.1	(3)	Registration Rights Agreement between ESI and ITT
10.2	(3)	Tax Sharing Agreement between ESI and ITT
10.3	(3)	Intercompany Agreement between ESI and ITT
10.4	(3)	Trade Name and Service Mark License Agreement between ESI and ITT
10.5	(3)	Employee Benefits and Administrative Services Agreement between ESI and ITT
10.6	(3)	Treasury Services and Credit Facilities Agreement between ESI and ITT
10.7	*(4)	ITT Educational Services, Inc. 1994 Stock Option Plan
10.8	*(5)	1997 ITT Educational Services, Inc. Incentive Stock Plan
10.9	(6)	Employee Benefits Agreement between ESI and ITT
10.10	(6)	Income Tax Sharing Agreement between ESI, ITT and Starwood Hotels & Resorts Worldwide, Inc.
10.11	(6)	Trade Name and Service Mark License Agreement between ESI and ITT Sheraton Corporation
10.12	(7)	Amended and Restated Registration Rights Agreement between ESI and ITT
10.13	(8)	Stockholder Agreement between ESI and ITT
10.14	*(9)	ESI 401(k) Plan
10.15	*(6)	ESI Excess Savings Plan
10.16	*(10)	ESI Pension Plan
10.17	(11)	Stock Repurchase Agreement between ESI and ITT
10.18	(12)	First Amendment to Trade Name and Service Mark License Agreement between ESI and ITT Sheraton Corporation
10.19	*(1)	ESI Excess Pension Plan
10.20	*(13)	1999 Outside Directors Stock Option Plan
10.21	*(14)	ESI Non-Employee Directors Deferred Compensation Plan
10.22	*(15)	ESI Executive Deferred Bonus Compensation Plan
10.23	*(16)	First Amendment of ESI Pension Plan
10.24	(16)	Second Amendment to Trade Name and Service Mark License Agreement between ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)
10.25	*(16)	First Amendment to ESI Excess Savings Plan
10.26	*(17)	Second Amendment of ESI Pension Plan
10.27	*(18)	ESI Senior Executive Severance Pay Plan
10.28	*(18)	ESI Special Senior Executive Severance Pay Plan
10.29	*	Third Amendment of ESI Pension Plan

10.30	*	Restated ESI 401(k) Plan, as Amended to Date
11		Statement re Computation of Per Share Earnings
23		Consent of PricewaterhouseCoopers LLP

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

(17)
The copy of this exhibit filed as the same exhibit number to ESI's 2001 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(18)
The copy of this exhibit filed as the same exhibit number to ESI's 2001 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

QuickLinks

PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
  SCHEDULE II
SIGNATURES
INDEX TO EXHIBITS