Form 10-Q
period 2002-03-31
ITT EDUCATIONAL SERVICES INC
filed 2002-05-02
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                           Yes    ☒                     No      ☐

22,919,923

Number of shares of Common Stock, $.01 par value, outstanding at April 19, 2002

ITT EDUCATIONAL SERVICES, INC.

Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2002

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2002	2001
Revenues	$107,543	$93,776

Costs and Expenses
Cost of educational services	65,886	58,968
Student services and administrative expenses	31,778	27,709
Total costs and expenses	97,664	86,677

Operating income	9,879	7,099

Interest income, net	489	623

Income before income taxes and cumulative effect of change in accounting principle	10,368	7,722

Income taxes	3,960	2,934

Net income	$6,408	$4,788

Earnings per common share:
Basic	$0.28	$0.20
Diluted	$0.27	$0.20

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2002	December 31, 2001	March 31, 2001
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$95,307	$63,702	$56,631
Restricted cash	—	5,462	1,362
Marketable debt securities	15,510	41,068	6,923
Accounts receivable, net	11,560	12,679	13,702
Deferred and prepaid income tax	3,415	3,989	2,959
Prepaids and other current assets	12,609	7,310	11,123
Total current assets	138,401	134,210	92,700
Property and equipment, net	47,469	49,593	51,449
Direct marketing costs	10,483	10,520	10,187
Other assets	978	1,076	1,594
Total assets	$197,331	$195,399	$155,930

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$27,621	$16,007	$18,822
Accrued compensation and benefits	6,864	10,134	1,866
Other accrued liabilities	6,845	5,100	5,164
Deferred revenue	77,879	77,152	51,822
Total current liabilities	119,209	108,393	77,674
Deferred income tax	7,328	7,235	5,759
Other liabilities	1,587	1,583	1,311
Total liabilities	128,124	117,211	84,744

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 27,034,452 issued	270	270	270
Capital surplus	39,394	37,355	34,330
Retained earnings	149,453	148,602	121,684
Accumulated comprehensive income	(1,837)	(1,837)	—
Treasury stock, 4,139,528, 3,874,078 and 3,457,622 shares, at cost	(118,073)	(106,202)	(85,098)
Total shareholders’ equity	69,207	78,188	71,186
Total liabilities and shareholders’ equity	$197,331	$195,399	$155,930

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months
	Ended March 31,
	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$6,408	$4,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,262	4,434
Provision for doubtful accounts	2,063	2,256
Deferred taxes	403	875
Increase/decrease in operating assets and liabilities:
Marketable debt securities	25,558	1,663
Accounts receivable	(944)	(3,544)
Direct marketing costs	37	(93)
Accounts payable and accrued liabilities	11,220	2,242
Prepaids and other assets	(5,201)	(4,927)
Deferred revenue	727	(3,829)
Net cash provided by (used for) operating activities	45,533	3,865

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(3,138)	(9,323)
Net cash provided by (used for) investing activities	(3,138)	(9,323)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(24,551)	—
Exercise of stock options	8,299	1,419
Net cash provided by (used for) financing activities	(16,252)	1,419

Net increase (decrease) in cash, cash equivalents and restricted cash	26,143	(4,039)

Cash, cash equivalents and restricted cash at beginning of period	69,164	62,032

Cash, cash equivalents and restricted cash at end of period	$95,307	$57,993

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated
					Compre-	Compre-
	Common Stock		Capital	Retained	hensive	hensive	Treasury Stock
	Shares	Amount	Surplus	Earnings	Income	Income	Shares	Amount	Total

Balance as of December 31, 2000	27,034	$270	$33,938	$117,115		$—	(3,537)	$(86,637)	$64,686
Exercise of stock options			3,399	(2,227)			349	7,431	8,603
Issue treasury stock for employee incentive plan			3				14	272	275
Issue treasury stock for board of directors plan			15				2	21	36
Comprehensive income:
Net income for 2001				33,714	$33,714				33,714
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,837)	(1,837)			(1,837)
Other comprehensive income					(1,837)
Comprehensive income					$31,877
Purchase of treasury stock							(702)	(27,289)	(27,289)
Balance as of December 31, 2001	27,034	270	37,355	148,602		(1,837)	(3,874)	(106,202)	78,188
For the three months ended March 31, 2002 (unaudited):
Exercise of stock options			2,039	(5,434)			285	11,694	8,299
Issue treasury stock for employee incentive plan				(123)			24	968	845
Issue treasury stock for board of directors plan							1	18	18
Purchase of treasury stock							(575)	(24,551)	(24,551)
Net income				6,408					6,408
Balance as of March 31, 2002	27,034	$270	$39,394	$149,453		$(1,837)	(4,139)	$(118,073)	$69,207

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Dollar amounts in thousands, unless otherwise stated)

1.               Basics of Presentation

                                  We prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim periods.  In the opinion of our management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial condition and results of operation.  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2001.

2.               Earnings Per Share

                                  Earnings per common share for all periods have been calculated in conformity with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of our common stock outstanding during each period.

	Average Shares Outstanding
	(in thousands)
	Three Months Ended
	March 31,
	2002	2001
Basic	23,074	23,546
Diluted	23,621	23,967

          The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

3.               Contingencies

          We are subject to litigation in the ordinary course of our business.  Among the legal actions currently pending is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al.  This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees (“relators”) on behalf of themselves and the federal government (the “Qui Tam Action”). The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our independent auditor in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (i) treble the amount of unspecified damages sustained by the federal government; (ii) a civil penalty of up to $10,000 for each violation of the False Claims Act; (iii) double back pay for Susan Newman; and (iv) attorney’s fees, costs and interest.

          A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal government for an alleged submission to the federal government of a false claim for payment.  A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice (“DOJ”) decides whether to intervene in the litigation.  Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation.  If the DOJ intervenes, it has primary control over the litigation.  If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government’s recovery. On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action.  On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support their claims and gave the relators 20 days to file an amended complaint. The relators filed an amended complaint on April 22, 2002 against all of the defendants.  We believe that we have meritorious defenses to the Qui Tam Action and, if the action proceeds, we intend to vigorously defend ourselves against the claims.

          The DOE is currently investigating our method of compensation for employees involved in student recruitment.  In August 2000, the DOE advised us that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution).  During December 2001 and January 2002, however, the DOE recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs.  In addition, as part of the recertification, the DOE approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. Nevertheless, we cannot assure you that the DOE will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings.  A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the DOE’s restrictions are not lifted prior to 2005.  We cannot assure you that the DOE will lift its restrictions prior to 2005 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes’ ability to participate in Title IV Programs.

          Another pending legal action is Contreras, et al. v. ITT Educational Services, Inc., et al., which was filed on March 3, 2000 (served on January 19, 2001) in the Superior Court of Santa Clara County in Santa Clara, California by five former students of the ITT Technical Institute in Santa Clara, California.  The suit alleges, among other things, fraud, negligence, negligent misrepresentation, breach of oral contract, and statutory violations of the California Business and Professions Code and California Education Code by us and three of our employees who reside in California.  The claims relate primarily to our marketing and recruitment practices and the quality of our services.  The plaintiffs seek compensatory damages, punitive damages, exemplary damages, civil penalties, restitution on behalf of the plaintiffs and all other persons similarly situated, injunctive relief, attorney’s fees and costs.  On February 6, 2001, the plaintiffs filed an amended complaint in this action adding 57 plaintiffs, who are current and former students of the ITT Technical Institute in either Santa Clara, California or Hayward, California.  The written enrollment agreement between each of the plaintiffs and us provides that all disputes between the parties will be resolved through binding arbitration, instead of litigation.  In May 2001, the court compelled the arbitration of each plaintiff’s claims in this action.  We believe that we have meritorious defenses and intend to vigorously defend ourselves against the plaintiffs’ claims.

In the opinion of our management, based on the information currently available to them, the ultimate outcome of the pending legal and other claims should not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2001 for discussion of, among other matters, the following items:

•                  Cash receipts from financial aid programs

•                  Nature of capital additions

•                  Seasonality of revenues

•                  Components of income statement captions

•                  Marketable debt securities and market risk

•                  Federal regulations regarding:

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

•                  Return of Title IV Program funds for withdrawn students

•                  Default rates

•                  College Advantage Loan Program (“CALP”)

•                  Our programs in information technology (“IT”), computer and electronics engineering technology (“CEET”) and computer drafting and design (“CDD”)

Critical Accounting Policies and Estimates

         This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and contingent assets and liabilities.  Actual results may differ from those estimates and judgments under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  These policies should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2001.

         Property and Equipment. We include all property and equipment in the financial statements at cost. Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from three to ten years for furniture and equipment and leasehold improvements.  We apply the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Estimated useful lives generally range from three to eight years for capitalized software.  Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.  Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property, equipment and capitalized software differing from our estimates.  We regularly review and evaluate the estimated useful lives of our property and equipment and capitalized software.  Although we believe our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

         Recognition of Revenues. Tuition revenues are recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the tuition revenue related to the remainder of that academic quarter is recorded with the amount of refund resulting from the application of federal, state or accreditation requirements or our refund policy recorded as an expense. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.  Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of book costs is recorded in prepaids and other current assets.  Academic fees (which are charged only one time to students on their first day of class attendance), application fees and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months.  If a student discontinues training, all unrecognized revenue relating to his or her fees is recognized upon the student’s departure.  More than 95% of our revenues represent tuition charges and less than 5% of our revenues represent bookstore sales and student fees.  The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program.  Each of these factors is known at the time our tuition revenues are calculated and is not subject to estimation.

         Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include recruiting representatives’ salaries, employee benefits and other direct costs less application fees. Successful efforts is the ratio of students enrolled to prospective students interviewed. Direct marketing costs are amortized on an accelerated basis over the average course length of 24 months commencing on the start date.  The higher the rate of interviewed students who enroll, the greater the percentage of our direct marketing costs that are capitalized.  The direct costs subject to capitalization are readily quantifiable and are not subject to estimation.  The amortization method is based on historical trends of student enrollment activity and is not subject to significant assumptions.  We regularly evaluate the future recoverability of these deferred costs.

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 30, 2001

                Revenues increased $13.7 million, or 14.6%, to $107.5 million in the three months ended March 31, 2002 from $93.8 million in the three months ended March 31, 2001.  This increase was due primarily to a 5% increase in tuition rates in September 2001 and an 11.4% increase in the total student enrollment at January 1, 2002 compared to January 1, 2001.  The number of students attending ITT Technical Institutes at January 1, 2002 was 30,778 compared to 27,640 at January 1, 2001.

                The total number of new students beginning classes in March 2002 was 6,818, compared to 6,706 in March 2001, an increase of 1.7%.  The total student enrollment on March 31, 2002 was 30,986, compared to 28,229 on March 31, 2001, an increase of 9.8%.

                Cost of educational services increased $6.9 million, or 11.7%, to $65.9 million in the three months ended March 31, 2002 from $59.0  million in the three months ended March 31, 2001.  The principal causes of this increase include:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services; and

•                  increased costs at new institutes (one opened in March 2001 and two scheduled to start classes in June 2002).

                Cost of educational services as a percentage of revenues decreased to 61.3% in the three months ended March 31, 2002 from 62.9% in the three months ended March 31, 2001.  This decrease was primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs, and because certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students.

                Student services and administrative expenses increased $4.1 million, or 14.8%, to $31.8 million in the three months ended March 31, 2002 from $27.7  million in the three months ended March 31, 2001, primarily due to increased media advertising expenses (up 24.9%).  Student services and administrative expenses were 29.5% of revenues in the three months ended March 31, 2002 and the three months ended March 31, 2001, primarily due to the increased media advertising expenses offset by a reduction in bad debt expense from 2.4% of revenues in the three months ended March 31, 2001 to 1.9% of revenues in the three months ended March 31, 2002.

                Operating income increased $2.8 million, or 39.4%, to $9.9 million in the three months ended March 31, 2002 from $7.1 million in the three months ended March 31, 2001.  The operating margin increased to 9.2% of revenues in the three months ended March 31, 2002 from 7.6% in the three months ended March 31, 2001, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs.

Our combined effective federal and state income tax rate for the three months ended March 31, 2002 was 38.2% compared to 38.0% for the three months ended March 31, 2001.

Financial Condition, Liquidity and Capital Resources

                Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

                Net cash provided by operating activities (excluding the $25.6 million decrease in marketable debt securities) was $20.0 million in the three months ended March 31, 2002, compared to $2.2 million of net cash provided from operating activities (excluding the $1.7 million decrease in marketable debt securities) in the three months ended March 31, 2001.  This $17.8 million increase was primarily due to higher cash flows from operations resulting from the increase in income and accelerated cash collections from students associated with their use of the CALP.

                Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $26.1 million to $77.9 million at March 31, 2002 from $51.8 million at March 31, 2001.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

                Capital expenditures were $3.1 million in the three months ended March 31, 2002 compared to $9.3  million in the three months ended March 31, 2001.  This decrease was primarily due to $7.0 million of capital expenditures in the three months ended March 31, 2001 to replace computer equipment used in the computer-aided drafting technology program with computer equipment that can also be used in the CDD and IT programs.  We expect that capital expenditures for the full 2002 year will be approximately $20 to $25 million.

                Capital expenditures for each new institute are approximately $0.4 million, and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million.  We expect to be able to fund our planned capital expenditures in 2002 from cash flows from operations.

                Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

                We lease substantially all of our facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

                Future minimum rental payments (in thousands) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows:

2002	$27,679
2003	28,108
2004	26,414
2005	17,102
2006	13,080
Later Years	33,051
$145,434

                We do not have any off-balance sheet arrangements or any other significant long-term obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.  There are no commitments or guarantees that provide for the potential issuance of shares of our common stock.

                During 1999 and 2000, our Board of Directors authorized us to repurchase in aggregate up to 4.0 million shares of our common stock.  In the three months ended March 31, 2002, we repurchased 575,000 shares of our common stock at an average cost of $42.70 per share, or $24.6 million in total.  As of March 31, 2002, 659,300 shares remain under the existing repurchase authorization.  We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

                As previously reported, in July 2000, we received a subpoena from the DOE requesting information that related to the compensation of our sales representatives, which we now believe resulted from the Qui Tam Action.  See note 3 of the Notes to Consolidated Financial Statements for a discussion of this investigation and its potential effect on our expansion plans, financial condition, results of operations and cash flows.

Forward-Looking Statements

                All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are made based upon our management’s current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those anticipated by our management.

These forward-looking statements involve a number of risks and uncertainties.  Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the postsecondary education industry and in the general economy; changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students; the results of the investigation being conducted by the DOE which, if adversely determined, could cause the DOE to subject us to monetary fines or penalties or other sanctions (including a limitation, suspension or termination of our ability to participate in federal student financial aid programs) that could adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes; the results of the Qui Tam Action which, if adversely determined, could result in a demand for repayment of Title IV Program funds, trebled under the False Claims Act and penalties; our ability to hire and retain qualified faculty; effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes; our ability to implement our growth strategies; receptivity of students and employers to our existing program offerings and new curricula; and loss of lender access to our students for student loans.  Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC.  We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

PART II

OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

The information set forth in Note 3 of the Notes to Consolidated Financial Statements set forth elsewhere in this report is incorporated herein by reference.

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

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following information is furnished as to our securities sold during the three months ended March 31, 2002 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(a)	On January 1, 2002, we issued 488 treasury shares of ESI Common Stock to two non-employee directors under the ESI Non-Employee Director Deferred Compensation Plan (“ENDDCP”) as the stock portion of the semi-annual installment payment of their annual retainer.

(b)

On January 1, 2002, we credited 488 treasury shares of ESI Common Stock to the deferred share accounts of two other non-employee directors under the ENDDCP as the stock portion of the semi-annual installment payment of their annual retainer.  These shares of ESI Common Stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.

(c)	On January 22, 2002, we issued 24,514 treasury shares of ESI Common Stock to five executive officers, one officer and nine other employees as the stock portion of their annual incentive bonus.

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

(b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: May 2, 2002

	By:	/s/ Gene A. Baugh
Gene A. Baugh Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit
No.	Description

11	Statement re Computation of Per Share Earnings

S-2