Form 10-Q
period 2002-06-30
ITT EDUCATIONAL SERVICES INC
filed 2002-08-09
CIK 922475

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

Yes    ☒                     No      ☐

46,012,640

Number of shares of Common Stock, $.01 par value, outstanding at July 29, 2002

ITT EDUCATIONAL SERVICES, INC.

Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2002

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues	$110,830	$98,464	$218,372	$192,240

Costs and Expenses
Cost of educational services	68,013	62,953	133,899	121,922
Student services and administrative expenses	32,698	27,887	64,476	55,596
Total costs and expenses	100,711	90,840	198,375	177,518

Operating income	10,119	7,624	19,997	14,722

Interest income, net	808	568	1,297	1,191

Income before income taxes	10,927	8,192	21,294	15,913

Income taxes	4,174	3,114	8,134	6,047

Net income	$6,753	$5,078	$13,160	$9,866

Earnings per common share (a):
Basic	$0.15	$0.11	$0.29	$0.21
Diluted	$0.14	$0.10	$0.28	$0.20

(a)  Earnings per common share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2002	December 31, 2001	June 30, 2001
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$99,817	$63,702	$69,480
Restricted cash	—	5,462	993
Marketable debt securities	25,235	41,068	972
Accounts receivable, net	11,191	12,679	14,303
Deferred and prepaid income tax	4,324	3,989	6,991
Prepaids and other current assets	8,292	7,310	10,631
Total current assets	148,859	134,210	103,370
Property and equipment, net	48,140	49,593	53,013
Direct marketing costs	10,918	10,520	10,620
Other assets	882	1,076	1,315
Total assets	$208,799	$195,399	$168,318

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$26,642	$16,007	$20,437
Accrued compensation and benefits	9,219	10,134	4,109
Other accrued liabilities	6,592	5,100	3,989
Deferred revenue	77,384	77,152	51,306
Total current liabilities	119,837	108,393	79,841
Deferred income tax	7,550	7,235	6,044
Other liabilities	1,583	1,583	1,416
Total liabilities	128,970	117,211	87,301

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued (a)	540	270	270
Capital surplus	40,065	37,355	36,634
Retained earnings	154,288	148,602	125,829
Accumulated comprehensive income	(1,837)	(1,837)	—
Treasury stock, 8,056,264, 7,748,156 and 6,518,238 shares (a), at cost	(113,227)	(106,202)	(81,716)
Total shareholders’ equity	79,829	78,188	81,017
Total liabilities and shareholders’ equity	$208,799	$195,399	$168,318

(a)  The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$6,753	$5,078	$13,160	$9,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,503	4,770	10,765	9,204
Provision for doubtful accounts	1,457	1,627	3,520	3,883
Deferred taxes	134	694	537	1,569
Increase/decrease in operating assets and liabilities:
Marketable debt securities	(9,725)	5,951	15,833	7,614
Accounts receivable	(1,089)	(2,228)	(2,032)	(5,772)
Direct marketing costs	(435)	(433)	(398)	(526)
Accounts payable and accrued liabilities	298	(1,653)	11,519	296
Prepaids and other assets	4,414	771	(788)	(4,156)
Deferred revenue	(495)	(516)	232	(4,345)
Net cash provided by (used for) operating activities	6,815	14,061	52,348	17,633

Cash flows provided by (used for) investing activities:
Capital expenditures, net	(6,174)	(6,334)	(9,312)	(15,657)
Net cash provided by (used for) investing activities	(6,174)	(6,334)	(9,312)	(15,657)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	—	(24,551)	—
Exercise of stock options	3,869	4,753	12,168	6,465
Net cash provided by (used for) financing activities	3,869	4,753	(12,383)	6,465

Net increase (decrease) in cash, cash equivalents and restricted cash	4,510	12,480	30,653	8,441

Cash, cash equivalents and restricted cash at beginning of period	95,307	57,993	69,164	62,032

Cash, cash equivalents and restricted cash at end of period	$99,817	$70,473	$99,817	$70,473

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated
					Compre-	Compre-
	Common Stock		Capital	Retained	hensive	hensive	Treasury Stock
	Shares(a)	Amount	Surplus	Earnings	Income	Income	Shares(a)	Amount	Total

Balance as of December 31, 2000	54,069	$270	$33,938	$117,115			(7,074)	$(86,637)	$64,686
Exercise of stock options			3,399	(2,227)			698	7,431	8,603
Issue treasury stock for employee incentive plan			3				28	272	275
Issue treasury stock for board of directors plan			15				4	21	36
Comprehensive income:
Net income for 2001				33,714	$33,714				33,714
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,837)	$(1,837)			(1,837)
Other comprehensive income					(1,837)
Comprehensive income					$31,877
Purchase of treasury stock							(1,404)	(27,289)	(27,289)
Balance as of December 31, 2001	54,069	270	37,355	148,602		(1,837)	(7,748)	(106,202)	78,188
For the three months ended March 31, 2002 (unaudited):
Exercise of stock options			2,039	(5,434)			570	11,694	8,299
Issue treasury stock for employee incentive plan				(123)			48	968	845
Issue treasury stock for board of directors plan							2	18	18
Purchase of treasury stock							(1,150)	(24,551)	(24,551)
Net income				6,408					6,408
Balance as of March 31, 2002	54,069	270	39,394	149,453		(1,837)	(8,278)	(118,073)	69,207
For the three months ended June 30, 2002 (unaudited):
2-for-1 stock split		270	(270)						—
Exercise of stock options			941	(1,918)			222	4,846	3,869
Net income				6,753					6,753
Balance as of June 30, 2002	54,069	$540	$40,065	$154,288		$(1,837)	(8,056)	$(113,227)	$79,829

(a)  The number of shares for all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Dollar amounts in thousands, unless otherwise stated)

1.             Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim periods.  In the opinion of our management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial condition and results of operations.  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with generally accepted accounting principles, have been omitted.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2001.

2.             Earnings Per Share

On May 10, 2002, we declared a two-for-one split of our common stock, effected on June 6, 2002 by payment of a stock dividend to all shareholders of record at the close of business on May 28, 2002 of one share on each one share of our common stock issued on May 28, 2002.  Our earnings per share amounts for all prior periods have been restated to reflect this stock split.

Earnings per common share for all periods have been calculated in conformity with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of our common stock outstanding during each period (as adjusted to reflect the stock split described above).

	Average Shares Outstanding
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic	45,925	47,388	46,037	47,240
Diluted	47,155	48,460	47,199	48,198

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

The DOE is currently investigating our method of compensation for employees involved in student recruitment.  In August 2000, the DOE advised us that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution).  During December 2001 and January 2002, however, the DOE recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs.  In addition, as part of the recertification, the DOE approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups.  In July 2002, the DOE also approved another ITT Technical Institute as a new additional location of an existing main campus.  Nevertheless, we cannot assure you that the DOE will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings.  A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the DOE’s restrictions are not lifted prior to 2005.  We cannot assure you that the DOE will lift its restrictions prior to 2005 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes’ ability to participate in Title IV Programs.

Another pending legal action is Contreras, et al. v. ITT Educational Services, Inc., et al., which was filed on March 3, 2000 (served on January 19, 2001) in the Superior Court of Santa Clara County in Santa Clara, California by five former students of the ITT Technical Institute in Santa Clara, California.  The suit alleges, among other things, fraud, negligence, negligent misrepresentation, breach of oral contract, and statutory violations of the California Business and Professions Code and California Education Code by us and three of our employees who reside in California.  The claims relate primarily to our marketing and recruitment practices and the quality of our services.  The plaintiffs seek compensatory damages, punitive damages, exemplary damages, civil penalties, restitution on behalf of the plaintiffs and all other persons similarly situated, injunctive relief, attorney’s fees and costs.  On February 6, 2001, the plaintiffs filed an amended complaint in this action adding 57 plaintiffs, who are current and former students of the ITT Technical Institute in either Santa Clara, California or Hayward, California.  The written enrollment agreement between each of the plaintiffs and us provides that all disputes between the parties will be resolved through binding arbitration, instead of litigation.  In May 2001, the court compelled the arbitration of each plaintiff’s claims in this action.  In July 2002, we agreed to settle the claims of 58 of the plaintiffs for an amount that is not material.  We believe that we have meritorious defenses to the claims of the remaining four plaintiffs should they choose to arbitrate their claims, and that the results of any such arbitration would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

        Revenues increased $12.3 million, or 12.5%, to $110.8 million in the three months ended June 30, 2002 from $98.5 million in the three months ended June 30, 2001.  This increase was due primarily to a 5% increase in tuition rates in September 2001 and a 9.8% increase in the total student enrollment at April 1, 2002 compared to April 1, 2001.  The number of students attending ITT Technical Institutes at April 1, 2002 was 30,986 compared to 28,229 at April 1, 2001.

        The total number of new students beginning classes in the three months ended June 30, 2002 was 7,573, compared to 7,575 in the three months ended June 30, 2001.  The total student enrollment on June 30, 2002 was 31,557, compared to 29,522 on June 30, 2001, an increase of 6.9%.

        Cost of educational services increased $5.0 million, or 7.9%, to $68.0 million in the three months ended June 30, 2002 from $63.0 million in the three months ended June 30, 2001.  The principal causes of this increase include:

•                        the costs required to service the increased enrollment;

•                        normal inflationary cost increases for wages, rent and other costs of services; and

•                        increased costs at new institutes (one opened in March 2001 and one opened in June 2002).

        Cost of educational services as a percentage of revenues decreased to 61.4% in the three months ended June 30, 2002 from 63.9% in the three months ended June 30, 2001.  This decrease was primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs, and because certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students.

        Student services and administrative expenses increased $4.8 million, or 17.2%, to $32.7 million in the three months ended June 30, 2002 from $27.9 million in the three months ended June 30, 2001, primarily due to increased media advertising expenses (up 30.7%).  Student services and administrative expenses increased to 29.5% of revenues in the three months ended June 30, 2002 from 28.4% in the three months ended June 30, 2001, primarily due to the increased media advertising expenses offset by a reduction in bad debt expense from 1.7% of revenues in the three months ended June 30, 2001 to 1.3% of revenues in the three months ended June 30, 2002.

        Operating income increased $2.5 million, or 32.9%, to $10.1 million in the three months ended June 30, 2002 from $7.6 million in the three months ended June 30, 2001.  The operating margin increased to 9.1% of revenues in the three months ended June 30, 2002 from 7.7% in the three months ended June 30, 2001, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs.

Our combined effective federal and state income tax rate for the three months ended June 30, 2002 was 38.2% compared to 38.0% for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

        Revenues increased $26.2 million, or 13.6%, to $218.4 million in the six months ended June 30, 2002 from $192.2 million in the six months ended June 30, 2001.  This increase was due primarily to a 5% increase in tuition rates in September 2001, an 11.4% increase in the total student enrollment at January 1, 2002 compared to January 1, 2001 and a 9.8% increase in total student enrollment at April 1, 2002 compared to April 1, 2001.  The number of students attending ITT Technical Institutes at January 1, 2002 was 30,778 compared to 27,640 at January 1, 2001.

        The total number of new students beginning classes in the six months ended June 30, 2002 was 14,391, compared to 14,281 in the six months ended June 30, 2001.  The total student enrollment on June 30, 2002 was 31,557, compared to 29,522 on June 30, 2001, an increase of 6.9%.

        Cost of educational services increased $12.0 million, or 9.8%, to $133.9 million in the six months ended June 30, 2002 from $121.9 million in the six months ended June 30, 2001.  The principal causes of this increase include:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services; and

•                  increased costs at new institutes (one opened in March 2001 and one opened in June 2002).

        Cost of educational services as a percentage of revenues decreased to 61.3% in the six months ended June 30, 2002 from 63.4% in the six months ended June 30, 2001.  This decrease was primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs, and because certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students.

        Student services and administrative expenses increased $8.9 million, or 16.0%, to $64.5 million in the six months ended June 30, 2002 from $55.6 million in the six months ended June 30, 2001, primarily due to increased media advertising expenses (up 27.8%).  Student services and administrative expenses increased to 29.5% of revenues in the six months ended June 30, 2002 from 28.9% in the six months ended June 30, 2001, primarily due to the increased media advertising expenses offset by a reduction in bad debt expense from 2.0% of revenues in the six months ended June 30, 2001 to 1.6% of revenues in the six months ended June 30, 2002.

        Operating income increased $5.3 million, or 36.1%, to $20.0 million in the six months ended June 30, 2002 from $14.7 million in the six months ended June 30, 2001.  The operating margin increased to 9.2% of revenues in the six months ended June 30, 2002 from 7.7% in the six months ended June 30, 2001, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs.

Our combined effective federal and state income tax rate for the six months ended June 30, 2002 was 38.2% compared to 38.0% for the six months ended June 30, 2001.

Financial Condition, Liquidity and Capital Resources

        Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

        Net cash provided by operating activities (excluding the $15.8 million decrease in marketable debt securities) was $36.5 million in the six months ended June 30, 2002, compared to $10.0 million of net cash provided from operating activities (excluding the $7.6 million decrease in marketable debt securities) in the six months ended June 30, 2001.  This $26.5 million increase was primarily due to higher cash flows from operations resulting from the increase in income and accelerated cash collections from students associated with their use of the CALP.

        In the three months ended December 31, 2001, we recorded a $3.0 million minimum liability adjustment with respect to our obligations under the ESI Pension Plan.  This $3.0 million adjustment resulted in a $3.0 million increase in accrued compensation and benefits and a corresponding $1.8 million reduction in shareholders’ equity, which is net of a $1.2 million deferred tax asset, as of June 30, 2002 and December 31, 2001.

        Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $26.1 million to $77.4 million at June 30, 2002 from $51.3 million at June 30, 2001.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

        Capital expenditures were $9.3 million in the six months ended June 30, 2002 compared to $15.7 million in the six months ended June 30, 2001.  This decrease was primarily due to $7.0 million of capital expenditures in the six months ended June 30, 2001 to replace computer equipment used in the computer-aided drafting technology program with computer equipment that can also be used in the CDD and IT programs.  We expect that capital expenditures, other than for facility acquisitions, for the full 2002 year will be approximately $18 to $20 million.  In addition, we plan to purchase six of our facilities in the last six months of 2002 at a total estimated cost of $19.0 million.

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

        We currently lease substantially all of our facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 14 years and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

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

        On May 10, 2002, we declared a two share for one split of our common stock, effected on June 6, 2002 by payment of a stock dividend to all shareholders of record at the close of business on May 28, 2002 of one share on each one share of our common stock issued on May 28, 2002 (“Stock Split”).  Our earnings per share amounts for all prior periods have been restated to reflect the Stock Split.

        During 1999 and 2000, our Board of Directors authorized us to repurchase in aggregate up to 4.0 million shares of our common stock.  In the six months ended June 30, 2002, we repurchased 575,000 shares of our common stock prior to the Stock Split at an average cost of $42.70 per share, or $24.6 million in total.  As of June 30, 2002, 1,318,600 shares (as adjusted by our Board of Directors to give effect to the Stock Split) remain under the existing repurchase authorization.  We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

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

These forward-looking statements involve a number of risks and uncertainties.  Among the factors that could cause actual results to differ materially are the following:

•                                          business conditions and growth in the postsecondary education industry and in the general economy;

•                                          changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•                                          the results of the investigation being conducted by the DOE which, if adversely determined, could cause the DOE to subject us to monetary fines or penalties or other sanctions (including a limitation, suspension or termination of our ability to participate in federal student financial aid programs) that could adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes;

•                                          the results of the Qui Tam Action which, if adversely determined, could result in a demand for repayment of Title IV Program funds, trebled under the False Claims Act and penalties;

•                                          our ability to hire and retain qualified faculty;

•                                          effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of the institutes;

•                                          our ability to implement our growth strategies;

•                                          receptivity of students and employers to our existing program offerings and new curricula; and

•                                          loss of lender access to our students for student loans.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

            The following information is furnished as to our securities sold that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(a)

On July 1, 2002, we issued 412 treasury shares of ESI Common Stock to two non-employee directors under the ESI Non-Employee Director Deferred Compensation Plan (“ENDDCP”) as the stock portion of the semi-annual installment payment of their annual retainer.

(b)

On July 1, 2002, we credited 412 treasury shares of ESI Common Stock to the deferred share accounts of two other non-employee directors under the ENDDCP as the stock portion of the semi-annual installment payment of their annual retainer.  These shares of ESI Common Stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.

            The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            During the second quarter of fiscal year 2002, we held the ESI 2002 annual meeting of shareholders on May 10, 2002 to elect directors.  Our Board of Directors currently consists of nine directors divided into three classes.  Each class contains three directors.  The term of one class expires each year.  Generally, each director serves until the annual meeting of shareholders held in the year that is three years after that director’s election and thereafter until that director’s successor is elected and has qualified.  At the ESI 2002 annual meeting of shareholders, our shareholders elected the following persons to serve as directors of ESI in the second class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

Second Class -	Term expiring at 2005 Annual Meeting
1.	John E. Dean
2.	Omer E. Waddles
3.	Vin Weber

              The final results of the vote taken at the ESI 2002 annual meeting of shareholders for the director nominees are as follows:

	Votes For	Votes Withheld	Abstentions
John E. Dean	21,610,048	174,671	0
Omer E. Waddles	21,505,735	278,984	0
Vin Weber	21,609,582	175,137	0

 The ESI directors who continued in office after the ESI 2002 annual meeting of shareholders are as follows:

First Class -	Term expiring at 2004 Annual Meeting
1.	Rene R. Champagne
2.	James D. Fowler, Jr.
3.	Harris N. Miller

Third Class -	Term expiring at 2003 Annual Meeting
1.	Rand V. Araskog
2.	Daniel P. Weadock
3.	Vacant

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

                A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

(b)     Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

Date: August 8, 2002

/s/ Gene A. Baugh
	By:	Gene A. Baugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.
Description
10.31	* First Amendment of ESI 401(k) Plan

11	Statement re Computation of Per Share Earnings

99.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

99.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

S-2