Form 10-Q
period 2002-09-30
ITT EDUCATIONAL SERVICES INC
filed 2002-10-18
CIK 922475

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes    ☒                     No    ☐

45,447,164

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2002

ITT EDUCATIONAL SERVICES, INC.

Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2002

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

INDEX

Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2002 and 2001

Consolidated Balance Sheets as of September 30, 2002 and 2001 (unaudited) and December 31, 2001

Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2002, June 30, 2002 and September 30, 2002 (unaudited) and the year ended December 31, 2001

Notes to Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$120,509	$106,269	$338,881	$298,509

Costs and Expenses
Cost of educational services	67,506	63,678	201,405	185,600
Student services and administrative expenses	34,166	28,740	98,642	84,336
Total costs and expenses	101,672	92,418	300,047	269,936

Operating income	18,837	13,851	38,834	28,573

Interest income, net	755	946	2,052	2,137

Income before income taxes	19,592	14,797	40,886	30,710

Income taxes	7,491	5,618	15,625	11,665

Net income	$12,101	$9,179	$25,261	$19,045

Earnings per common share (a):
Basic	$0.26	$0.19	$0.55	$0.40
Diluted	$0.26	$0.19	$0.54	$0.39

(a) Earnings per common share in all prior periods have been restated to reflect the two-for-one stock split  declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2002	December 31, 2001	September 30, 2001
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$94,496	$63,702	$69,498
Restricted cash	—	5,462	32
Marketable debt securities	32,080	41,068	38,789
Accounts receivable, net	12,780	12,679	16,147
Deferred and prepaid income tax	3,621	3,989	4,782
Prepaids and other current assets	5,068	7,310	8,610
Total current assets	148,045	134,210	137,858
Property and equipment, net	66,054	49,593	52,228
Direct marketing costs	10,432	10,520	10,889
Other assets	1,313	1,076	1,297
Total assets	$225,844	$195,399	$202,272

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$25,893	$16,007	$25,854
Accrued compensation and benefits	10,668	10,134	6,033
Other accrued liabilities	8,601	5,100	5,221
Deferred revenue	89,475	77,152	66,005
Total current liabilities	134,637	108,393	103,113
Deferred income tax	7,556	7,235	6,778
Other liabilities	1,476	1,583	1,406
Total liabilities	143,669	117,211	111,297

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued (a)	540	270	270
Capital surplus	40,135	37,355	37,022
Retained earnings	166,263	148,602	134,999
Accumulated other comprehensive income	(1,837)	(1,837)	—
Treasury stock, 8,621,740, 7,748,156 and 6,467,278 shares (a), at cost	(122,926)	(106,202)	(81,316)
Total shareholders’ equity	82,175	78,188	90,975
Total liabilities and shareholders’ equity	$225,844	$195,399	$202,272

(a) The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$12,101	$9,179	$25,261	$19,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,932	4,395	15,697	13,599
Provision for doubtful accounts	1,884	1,982	5,404	5,865
Deferred taxes	128	1,593	665	3,162
Increase/decrease in operating assets and liabilities:
Marketable debt securities	(6,845)	(37,817)	8,988	(30,203)
Accounts receivable	(3,473)	(3,826)	(5,505)	(9,598)
Direct marketing costs	486	(269)	88	(795)
Accounts payable and accrued liabilities	3,202	9,913	14,721	10,209
Prepaids and other assets	2,793	2,039	2,005	(2,117)
Deferred revenue	12,091	14,699	12,323	10,354
Net cash provided by (used for) operating activities	27,299	1,888	79,647	19,521

Cash flows provided by (used for) investing activities:
Facility purchases	(19,843)	—	(19,843)	—
Capital expenditures, net	(3,003)	(3,610)	(12,315)	(19,267)
Net cash provided by (used for) investing activities	(22,846)	(3,610)	(32,158)	(19,267)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(10,001)	—	(34,552)	—
Exercise of stock options	227	779	12,395	7,244
Net cash flow provided by (used for) financing activities	(9,774)	779	(22,157)	7,244

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,321)	(943)	25,332	7,498

Cash, cash equivalents and restricted cash at beginning of period	99,817	70,473	69,164	62,032

Cash, cash equivalents and restricted cash at end of period	$94,496	$69,530	$94,496	$69,530

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
					Compre-	Compre-
	Common Stock		Capital	Retained	hensive	hensive	Treasury Stock
	Shares(a)	Amount	Surplus	Earnings	Income	Income	Shares(a)	Amount	Total

Balance as of December 31, 2000	54,069	$270	$33,938	$117,115			(7,074)	$(86,637)	$64,686
Exercise of stock options			3,399	(2,227)			698	7,431	8,603
Issue treasury stock for employee incentive plan			3				28	272	275
Issue treasury stock for board of directors plan			15				4	21	36
Comprehensive income:
Net income for 2001				33,714	$33,714				33,714
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,837)	$(1,837)			(1,837)
Other comprehensive income					(1,837)
Comprehensive income					$31,877
Purchase of treasury stock							(1,404)	(27,289)	(27,289)
Balance as of December 31, 2001	54,069	270	37,355	148,602		(1,837)	(7,748)	(106,202)	78,188
For the three months ended March 31, 2002 (unaudited):
Exercise of stock options			2,039	(5,434)			570	11,694	8,299
Issue treasury stock for employee incentive plan				(123)			48	968	845
Issue treasury stock for board of directors plan							2	18	18
Purchase of treasury stock							(1,150)	(24,551)	(24,551)
Net income				6,408					6,408
Balance as of March 31, 2002	54,069	270	39,394	149,453		(1,837)	(8,278)	(118,073)	69,207
For the three months ended June 30, 2002 (unaudited):
2-for-1 stock split		270	(270)						—
Exercise of stock options			941	(1,918)			222	4,846	3,869
Net income				6,753					6,753
Balance as of June 30, 2002	54,069	540	40,065	154,288		(1,837)	(8,056)	(113,227)	79,829
For the three months ended September 30, 2002 (unaudited):
Purchase of treasury stock							(584)	(10,001)	(10,001)
Exercise of stock options			70	(126)			17	283	227
Issue treasury stock for board of directors plan							1	19	19
Net income				12,101					12,101
Balance as of September 30, 2002	54,069	$540	$40,135	$166,263		$(1,837)	(8,622)	$(122,926)	$82,175

(a) The number of shares for all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

2.               Earnings Per Share

        On May 10, 2002, we declared a two-for-one split of our common stock, effected on June 6, 2002 by payment of a stock dividend to all shareholders of record at the close of business on May 28, 2002 of one share on each one share of our common stock issued and outstanding or held as treasury stock on May 28, 2002.  Our earnings per share amounts for all prior periods have been restated to reflect this stock split.

        Earnings per common share for all periods have been calculated in conformity with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of our common stock outstanding during each period (as adjusted to reflect the stock split described above).

	Average Shares Outstanding
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic	45,668	47,590	45,914	47,356
Diluted	46,506	48,662	46,968	48,352

        The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

3.               Property and Equipment

        During the three months ended September 30, 2002, we purchased six of our facilities, which we previously leased under operating lease agreements, for a total of $19.8 million.  The estimated useful lives for the buildings that are part of those facilities range from 27 to 40 years.

4.               Contingencies

        We are subject to litigation in the ordinary course of our business.  Among the legal actions currently pending is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al.  This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees (“relators”) on behalf of themselves and the federal government (the “Qui Tam Action”).  The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our independent auditor in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (a) treble the amount of unspecified damages sustained by the federal government; (b) a civil penalty of up to $10,000 for each violation of the False Claims Act; (c) double back pay for Susan Newman; and (d) attorney’s fees, costs and interest.

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

        The DOE is currently investigating our method of compensation for employees involved in student recruitment.  In August 2000, the DOE advised us that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution).  During December 2001 and January 2002, however, the DOE recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs.  In addition, as part of the recertification, the DOE approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups.  In the third quarter of 2002, the DOE also approved (i) two ITT Technical Institutes as new additional locations of existing main campuses and (ii) an increase in the level of program offerings from associate degree to bachelor degree at two of our campus groups.  Nevertheless, we cannot assure you that the DOE will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings.  A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the DOE’s restrictions are not lifted prior to 2005.  We cannot assure you that the DOE will lift its restrictions prior to 2005 or that the DOE will not place additional or other more severe restrictions on our ITT Technical Institutes’ ability to participate in Title IV Programs.

        Another legal action is Contreras, et al. v. ITT Educational Services, Inc., et al., which was filed on March 3, 2000 (served on January 19, 2001) in the Superior Court of Santa Clara County in Santa Clara, California by five former students of the ITT Technical Institute in Santa Clara, California.  The suit alleged, among other things, fraud, negligence, negligent misrepresentation, breach of oral contract, and statutory violations of the California Business and Professions Code and California Education Code by us and three of our employees who reside in California.  The claims related primarily to our marketing and recruitment practices and the quality of our services.  The plaintiffs sought compensatory damages, punitive damages, exemplary damages, civil penalties, restitution on behalf of the plaintiffs and all other persons similarly situated, injunctive relief, attorney’s fees and costs.  On February 6, 2001, the plaintiffs filed an amended complaint in this action adding 57 plaintiffs, who were current and former students of the ITT Technical Institute in either Santa Clara, California or Hayward, California.  The written enrollment agreement between each of the plaintiffs and us provided that all disputes between the parties would be resolved through binding arbitration, instead of litigation.  In May 2001, the court compelled the arbitration of each plaintiff’s claims in this action.  In July 2002, we agreed to settle the claims of 58 of the plaintiffs for an amount that was not material.  In September 2002, the court dismissed the claims of the remaining four plaintiffs without prejudice.

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

Property and Equipment. We include all property and equipment in the financial statements at cost. Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. The estimated useful lives for our furniture and equipment and leasehold improvements generally range from three to ten years.  The estimated useful lives for the buildings that are part of our facilities generally range from 27 to 40 years.  We apply the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  The estimated useful lives for our capitalized software generally range from three to eight years.  Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.  Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property, equipment and capitalized software differing from our estimates.  We regularly review and evaluate the estimated useful lives of our property and equipment and capitalized software.  Although we believe our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

Recognition of Revenues. Tuition revenues are recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the tuition revenue related to the remainder of that academic quarter is recorded with the amount of refund resulting from the application of federal, state or accreditation requirements or our refund policy recorded as an expense. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.  Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets.  Academic fees (which are charged only one time to students on their first day of class attendance), application fees and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months.  If a student discontinues training, all unrecognized revenue relating to his or her fees is recognized upon the student’s departure.  More than 95% of our revenues represent tuition charges and less than 5% of our revenues represent bookstore sales and student fees.  The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program.  Each of these factors is known at the time our tuition revenues are calculated and is not subject to estimation.

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

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

        Revenues increased $14.2 million, or 13.4%, to $120.5 million in the three months ended September 30, 2002 from $106.3 million in the three months ended September 30, 2001.  This increase was due primarily to a 7% increase in tuition rates in March 2002 and a 6.9% increase in the total student enrollment at July 1, 2002 compared to July 1, 2001.  The number of students attending ITT Technical Institutes at July 1, 2002 was 31,557 compared to 29,522 at July 1, 2001.

        The total number of new students beginning classes in the three months ended September 30, 2002 was 10,660, compared to 10,046 in the three months ended September 30, 2001.  The total student enrollment on September 30, 2002 was 33,799, compared to 31,815 on September 30, 2001, an increase of 6.2%.

        Cost of educational services increased $3.8 million, or 6.0%, to $67.5 million in the three months ended September 30, 2002 from $63.7 million in the three months ended September 30, 2001.  The principal causes of this increase include:

•                   the costs required to service the increased enrollment;

•                   normal inflationary cost increases for wages, rent and other costs of services; and

•     increased costs due to opening new institutes (one opened in March 2001, one opened in June 2002 and three opened in September 2002).

        Cost of educational services as a percentage of revenues decreased to 56.0% in the three months ended September 30, 2002 from 59.9% in the three months ended September 30, 2001.  This decrease was primarily due to:

•                   the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs;

•                   certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students; and

•                   a reduction of rent expense that resulted from our purchase of six facilities that we had previously leased in the three months ended September 30, 2002.

        Student services and administrative expenses increased $5.5 million, or 19.2%, to $34.2 million in the three months ended September 30, 2002 from $28.7 million in the three months ended September 30, 2001, primarily due to increased media advertising expenses (up 28.2%).  Student services and administrative expenses increased to 28.4% of revenues in the three months ended September 30, 2002 from 27.1% in the three months ended September 30, 2001, primarily due to the increased media advertising expenses offset by a reduction in bad debt expense from 1.9% of revenues in the three months ended September 30, 2001 to 1.6% of revenues in the three months ended September 30, 2002.

        Operating income increased $4.9 million, or 35.3%, to $18.8 million in the three months ended September 30, 2002 from $13.9 million in the three months ended September 30, 2001.  The operating margin increased to 15.6% of revenues in the three months ended September 30, 2002 from 13.0% in the three months ended September 30, 2001, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs.

        Our combined effective federal and state income tax rate for the three months ended September 30, 2002 was 38.2% compared to 38.0% for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

        Revenues increased $40.4 million, or 13.5%, to $338.9 million in the nine months ended September 30, 2002 from $298.5 million in the nine months ended September 30, 2001.  This increase was due primarily to a 7% increase in tuition rates in March 2002, an 11.4% increase in the total student enrollment at January 1, 2002 compared to January 1, 2001 and a 6.9% increase in total student enrollment at July 1, 2002 compared to July 1, 2001.  The number of students attending ITT Technical Institutes at January 1, 2002 was 30,778 compared to 27,640 at January 1, 2001.

        The total number of new students beginning classes in the nine months ended September 30, 2002 was 25,051, compared to 24,327 in the nine months ended September 30, 2001.  The total student enrollment on September 30, 2002 was 33,799, compared to 31,815 on September 30, 2001, an increase of 6.2%.

        Cost of educational services increased $15.8 million, or 8.5%, to $201.4 million in the nine months ended September 30, 2002 from $185.6 million in the nine months ended September 30, 2001.  The principal causes of this increase include:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services; and

•                   increased costs due to opening new institutes (one opened in March 2001, one opened in June 2002 and three opened in September 2002).

        Cost of educational services as a percentage of revenues decreased to 59.4% in the nine months ended September 30, 2002 from 62.2% in the nine months ended September 30, 2001.  This decrease was primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs, and because certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students.

        Student services and administrative expenses increased $14.3 million, or 17.0%, to $98.6 million in the nine months ended September 30, 2002 from $84.3 million in the nine months ended September 30, 2001, primarily due to increased media advertising expenses (up 27.9%).  Student services and administrative expenses increased to 29.1% of revenues in the nine months ended September 30, 2002 from 28.2% in the nine months ended September 30, 2001, primarily due to the increased media advertising expenses offset by a reduction in bad debt expense from 2.0% of revenues in the nine months ended September 30, 2001 to 1.6% of revenues in the nine months ended September 30, 2002.

        Operating income increased $10.2 million, or 35.7%, to $38.8 million in the nine months ended September 30, 2002 from $28.6 million in the nine months ended September 30, 2001.  The operating margin increased to 11.5% of revenues in the nine months ended September 30, 2002 from 9.6% in the nine months ended September 30, 2001, primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs.

        Our combined effective federal and state income tax rate for the nine months ended September 30, 2002 was 38.2% compared to 38.0% for the nine months ended September 30, 2001.

Financial Condition, Liquidity and Capital Resources

        Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

        Net cash provided by operating activities (excluding the $9.0 million decrease in marketable debt securities) was $70.7 million in the nine months ended September 30, 2002, compared to $49.7 million of net cash provided from operating activities

(excluding the $30.2 million increase in marketable debt securities) in the nine months ended September 30, 2001.  This $21.0 million increase was primarily due to higher cash flows from operations resulting from the increase in income and accelerated cash collections from students associated with their use of the CALP.

        In the three months ended December 31, 2001, we recorded a $3.0 million minimum liability adjustment with respect to our obligations under the ESI Pension Plan.  This $3.0 million adjustment resulted in a $3.0 million increase in accrued compensation and benefits and a corresponding $1.8 million reduction in shareholders’ equity, which is net of a $1.2 million deferred tax asset, as of September 30, 2002 and December 31, 2001.

        Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $23.5 million to $89.5 million at September 30, 2002 from $66.0 million at September 30, 2001.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

        Capital expenditures (excluding facility purchases) were $12.3 million in the nine months ended September 30, 2002 compared to $19.3 million in the nine months ended September 30, 2001.  This decrease was primarily due to $7.0 million of capital expenditures in the nine months ended September 30, 2001 to replace computer equipment used in the computer-aided drafting technology program with computer equipment that can also be used in the CDD and IT programs.  We expect that capital expenditures (excluding facility purchases) for the full 2002 year will be approximately $15 to $18 million.

        During the three months ended September 30, 2002, we purchased six of our facilities for a total of $19.8 million.  Previously, we leased these facilities under operating lease agreements.  We do not plan to purchase any additional facilities in 2002.

        Capital expenditures for each new institute are approximately $0.4 million, and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million.  We expect to be able to fund our planned capital expenditures for the remainder of 2002 from cash flows from operations.

        Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

        We currently lease most of our facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 14 years and management expects that leases will be renewed or replaced by other leases in the normal course of business. There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

        Future minimum rental payments (in thousands) that were required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows and include the rental payments required under the operating leases related to the six facilities that we purchased in the three months ended September 30, 2002:

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

        On May 10, 2002, we declared a two-for-one split of our common stock, effected on June 6, 2002 by payment of a stock dividend to all shareholders of record at the close of business on May 28, 2002 of one share on each one share of our common stock issued and outstanding or held as treasury stock on May 28, 2002 (“Stock Split”).  Our earnings per share amounts for all prior periods have been restated to reflect the Stock Split.

        During 1999 and 2000, our Board of Directors authorized us to repurchase in aggregate up to 4.0 million shares of our common stock (as adjusted by our Board of Directors to give effect to the Stock Split).  On October 15, 2002 our Board of Directors authorized us to repurchase an additional 5.0 million shares of our common stock.  In the three months ended September 30, 2002, we repurchased 584,300 shares of our common stock at an average cost of $17.12 per share, or $10.0 million in total.  In the nine months ended September 30, 2002, we repurchased 1,734,300 shares of our common stock at an average cost of $19.92 per share after giving effect to the Stock Split, or $34.6 million in total.  As of October 15, 2002, 5,734,300 shares remain under the existing repurchase authorizations.  We may repurchase the shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase is to help us achieve our long-term goal of enhancing shareholder value.

        As previously reported, in July 2000, we received a subpoena from the DOE requesting information that related to the compensation of our sales representatives, which we now believe resulted from the Qui Tam Action.  See Note 4 of the Notes to Consolidated Financial Statements for a discussion of this investigation and its potential effect on our expansion plans, financial condition, results of operations and cash flows.

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

•                                          receptivity of students and employers to our existing technology-oriented program offerings and new curricula; and

•                                          loss of lender access to our students for student loans.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC.  We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

Item 4.          CONTROLS AND PROCEDURES.

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5.          OTHER INFORMATION.

        The Audit Committee of our Board of Directors has approved the following audit and non-audit services to be performed for us by our independent accountants, PricewaterhouseCoopers, LLP:

(a)                      accounting and audit related services, including auditing our financial statements included in our annual report on Form 10-K which is filed with the SEC, reviewing our financial statements included in our quarterly reports on Form 10-Q which are filed with the SEC, supplying us with technical accounting guidance and conducting special audit projects;

(b)                     compliance audits relating to our participation in federal and state student financial aid programs;

(c)                      assistance in the preparation and filing of our federal and state tax returns;

(d)                     federal, state and international tax planning services; and

(e)                      audits of our employee benefit plans.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits.

        A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

(b)        Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

Date: October 18, 2002

By:	/s/ Gene A. Baugh
Gene A. Baugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Rene R. Champagne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ITT Educational Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002

/s/ Rene R. Champagne
Chairman and Chief Executive Officer

I, Gene A. Baugh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ITT Educational Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002

/s/ Gene A. Baugh
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description
3.2	Restated By-laws, as Amended to Date

10.32	* Second Amendment to ESI Excess Savings Plan

11	Statement re Computation of Per Share Earnings

99.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

99.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

*              The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.