Form 10-K
period 2002-12-31
ITT EDUCATIONAL SERVICES INC
filed 2003-02-26
CIK 922475

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2061311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5975 Castle Creek Parkway, N. Drive P.O. Box 50466, Indianapolis, Indiana	46250-0466
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (317) 594-9499

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.

Securities registered pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/    No / /

        $989,366,557

        Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 28, 2002 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates").

        45,078,824

        Number of shares of Common Stock, $.01 par value, outstanding at February 15, 2003.

        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2003	PART III

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2002

PART I

Item 1.    BUSINESS.

        You should keep in mind the following points as you read this report:

  •
  References in this document to "we," "us," "our" and "ITT/ESI" refer to ITT Educational Services, Inc. and its subsidiaries.

  •
  The terms "ITT Technical Institutes," "technical institutes" or "institutes" (in singular or plural form) refer to the individual schools owned and operated by ITT/ESI. The terms "institution" or "campus group" (in singular or plural form) mean a main campus and its additional locations or branch campuses, if any.

Background

        We are a Delaware corporation incorporated in 1946. Our principal executive offices are located at 5975 Castle Creek Parkway, North Drive, Indianapolis, Indiana 46250, and our telephone number is (317) 594-9499. From 1966 until our initial public offering on December 27, 1994, we were wholly owned by ITT Corporation, formerly a Delaware corporation and now known as ITT Industries, Inc., an Indiana corporation ("Old ITT"). On September 29, 1995, ITT Corporation, a Nevada corporation ("ITT") succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of our common stock. On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation acquired ITT. Public offerings of our common stock by ITT in June 1998 (the "June 1998 Offering") and February 1999 (the "February 1999 Offering") and our repurchase of 1,500,000 shares of our common stock from ITT in February 1999 completely eliminated ITT's beneficial ownership of any of our common stock.

Overview

        We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenues and student enrollment. We offer associate, bachelor and master degree programs and non-degree diploma programs to more than 33,000 students. We currently have 74 institutes located in 28 states. Each of our institutes is (a) authorized by the applicable education authorities of the states in which they operate and recruit and (b) accredited by an accrediting commission recognized by the U.S. Department of Education ("ED"). We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving technology. As of December 31, 2002, practically all of our students were enrolled in a degree program, and the remaining students were enrolled in a program for which we were seeking authorization to award a degree. We have provided career-oriented education programs since 1969 under the "ITT Technical Institute" name, and our institutes have graduated over 165,000 students since 1976.

        We opened two new institutes in 2000, one new institute in 2001 and four new institutes in 2002. We plan to open three new institutes in the remainder of 2003. In 2002, we completed the conversion of our five-day-per-week class schedule in all of our associate degree programs to a three-day-per-week class schedule, and all of our associate degree programs are now taught on a class schedule of three days per week. We expect to complete a similar conversion of our five-day-per-week class schedule in all of our resident bachelor degree programs in 2004, but we plan to be teaching most of our resident bachelor degree programs on a three-day-per-week class schedule by the end of 2003. In 2002, we developed five new resident bachelor degree programs and one new online bachelor degree program. In addition, we began testing a hybrid education delivery model in 2002, under which certain program courses are taught in residence on campus and others are taught online over the Internet (the "Hybrid Delivery Model"). In 2002, we also entered into alliances with international educators pursuant to which our curricula is offered to students in foreign countries either by us through online programs offered over the Internet or by the international educators through residence programs under a license to use our curricula. We intend to continue expanding by opening new institutes, offering a broader range of both resident and online programs at our existing institutes (including new business administration programs) and pursuing new and expanded alliances with both domestic and international educators.

Business Strategy

        Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to increase revenues and operating efficiencies by increasing the number and types of program offerings and student enrollment at existing institutes, opening new institutes across the United States, licensing the use of our curricula to third parties and offering our curricula in international markets. The principal elements of this strategy include the following:

  Enhance Results at the Institute Level.

        Increase Enrollments at Existing Institutes.    We intend to increase recruiting efforts aimed at enrolling more working adults. In addition, we believe that current demographic and employment trends will allow us to enroll a greater number of recent high school graduates.

        Broaden Availability of Current Program Offerings.    We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer multiple programs at each institute. Our 74 institutes provide significant potential for the introduction of existing programs to a broader number of institutes. We believe that introducing new programs at existing institutes will attract more students. In 2002, we added a total of 109 program offerings among 39 existing institutes, and in 2003 we intend to add a total of approximately 408 program offerings among the 74 existing institutes.

        Develop or Acquire Additional Programs.    We plan to introduce both resident and online programs in additional fields of study and at different levels. We developed five new resident bachelor degree programs and one new online bachelor degree program in 2002. In 2003, we intend to begin offering four of our five new resident bachelor degree programs at each of our bachelor degree granting institutions. In addition, we intend to develop and begin offering at one or more of our institutes six additional degree programs of study in 2003. The six new degree programs are expected to involve disciplines in information technology ("IT"), design and business administration, and be at the associate, bachelor and master degree levels. We also intend to develop and introduce one or more short-term, non-degree programs of study in 2003. We plan to develop both a resident and online version of many of the new programs that we intend to develop in 2003, and we will consider whether to offer any of these programs under our Hybrid Delivery Model. We believe that introducing new programs and making our programs more convenient for students can attract a broader base of students, motivate current students to extend their studies and help us improve the utilization of our facilities.

        Extend Total Program Duration.    In 2002, we increased the number of our institutes that offer bachelor degree programs from 29 to 41, and we revised our admission requirements to permit students to enroll in a bachelor degree program without first earning an associate degree. In 2003, we intend to increase the number of our institutes that offer bachelor degree programs to 57. The average combined total program time that graduates of one or more of our programs were enrolled has increased from

18 months in 1986 to 25 months in 2002, as a result of approximately 29% of the graduates of our associate degree programs enrolling in bachelor degree programs at our institutes, a 12 month increase in the duration of many of our bachelor degree programs, the elimination of shorter, non-degree programs and the increased duration of some of our associate degree programs from 18 months to 24 months. We expect that the average combined total program time of our students will increase further as the number of our institutes offering bachelor degree programs increases, additional bachelor degree programs are added at our institutes and we expand our online curricula offerings to include a master degree program in business administration.

        Improve Student Outcomes.    We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to career services.

        Geographic Expansion of Our Institutes and Program Offerings.    We plan to add new institutes at sites throughout the United States. Using our proprietary methodology, we determine locations for new institutes based on a number of factors, including demographics and population and employment growth. We opened two new institutes in 2000, one new institute in 2001 and four new institutes in 2002. We plan to open three new institutes in the remainder of 2003. We will continue to consider acquiring schools located in markets where our institutes are not presently located. In 2002, we expanded the number of states in which we offer our online bachelor degree program in Technical Project Management for Electronic Commerce from one to 36. In addition, our new online bachelor degree program in Information Systems Security was offered in 32 states by the end of 2002. We intend to expand our online program offerings into more states in 2003. We began offering our curricula internationally during 2002. We entered into alliances with international educators pursuant to which our curricula are offered to students in foreign countries either by us through online programs offered over the Internet or by the international educators through residence programs under a license to use our curricula. In 2003, we intend to pursue new and expanded alliances with both domestic and international educators.

        Increase Margins By Leveraging Fixed Costs at Institute and Headquarters Levels.    Our efforts to optimize school capacity and class size have helped us to increase student enrollment without incurring a proportionate increase in fixed costs at our institutes. We believe that our online programs and Hybrid Delivery Model will help us to improve the utilization of our facilities by eliminating student usage of our facilities with respect to our online program offerings and significantly reducing student usage of our facilities with respect to our Hybrid Delivery Model. In addition, we have realized substantial operating efficiencies by centralizing management functions and implementing operational uniformity among our institutes. We will continue to seek to improve margins by increasing enrollments and revenues without incurring a proportionate increase in fixed costs at our institutes.

Programs of Study

        As of December 31, 2002, we were offering 17 degree programs and several diploma programs in various fields of study. All of our institutes were offering degree or diploma programs involving IT and electronics, and 68 institutes were offering a degree or diploma program involving design. The table below sets forth information regarding the programs of study we were offering as of December 31, 2002.

	Number of Institutes Offering at December 31, 2002
Program of Study	Master Degree	Bachelor Degree	Associate Degree	Diploma(1)
Automated Manufacturing Technology(2)	—	6	—	—
Computer Drafting and Design(3)	—	—	66	2
Computer and Electronics Engineering Technology(2)	—	—	73	1
Computer Network Systems(4)(5)	—	—	73	1
Computer Visualization Technology(3)	—	6	—	—
Data Communication Systems Technology(4)	—	15	—	—
Electronics and Communications Engineering Technology(2)	—	24	—	—
Electronics Engineering Technology(2)	—	20	—	—
Industrial Design(3)	—	3	—	—
Information Systems Security(4)(6)	—	27	—	—
Multimedia(3)(5)	—	—	73	1
Project Management	1	—	—	—
Software Applications and Programming(4)(5)	—	—	72	2
Technical Project Management for Electronic Commerce(6)	—	39	—	—
Telecommunications Engineering Technology(2)	—	3	—	—
Web Development(4)(5)	—	—	72	2
Business Technology and Administration	—	—	1	—

(1)
We have submitted, or are in the process of submitting, the requisite applications to the applicable state education authorities for approval to offer the diploma programs identified in this column as associate degree programs at each of the affected ITT Technical Institutes.

(2)
Electronics program.

(3)
Design program.

(4)
IT program.

(5)
Depending on the location of the ITT Technical Institute, this program of study may have been approved by the applicable state education authority(ies) either as a separate program or one of as many as four disciplines of one program of study. For purposes of this table, this program is considered to be a separate program of study at every ITT Technical Institute where it was taught.

(6)
Resident and online program. Our Indianapolis institute is the only institute that presently offers the online program.

        As of December 31, 2002, approximately 36% of our students were enrolled in IT programs, approximately 40% were enrolled in electronics programs, approximately 23% were enrolled in design programs and approximately 1% were enrolled in other programs. We design our IT programs to help graduates prepare for careers in various fields involving IT by offering students a broad-based foundation in a variety of technical skills used in those fields. Graduates of our IT programs have obtained a variety of entry-level positions in various fields involving IT, such as network administrator, technical support, network technician and systems technician. We design our electronics programs to help graduates prepare for careers in various fields involving electronics by offering students a practical education with respect to specific electronic circuits and specialized techniques. Graduates of our electronics programs have obtained a variety of entry-level positions in various fields involving electronics, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. We develop our design programs to help graduates prepare for careers in various fields involving design through the teaching of computer-aided drafting and design techniques. Graduates of our design programs have obtained a variety of entry-level positions in various fields involving drafting and design, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design, landscape architecture and multimedia communications.

        We generally organize the academic schedule of undergraduate programs at our institutes on the basis of four 12-week academic quarters with new students beginning at the start of each academic quarter. Students can complete our associate degree programs in eight academic quarters or less, and bachelor degree programs in at least 12 academic quarters. We typically offer classes in most programs in 3.5 to 5 hour sessions three or five days a week, Monday through Saturday and, depending on student enrollment, sessions are generally available in the morning, afternoon and evening. This class schedule generally provides students with the flexibility to pursue employment opportunities concurrently with their studies. Based on student surveys, we believe that a substantial majority of our students work at least part-time during their programs of study.

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

        Most of our programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and technological environment. A significant portion of most programs offered at our institutes involves practical study in a lab environment.

        The content of technical courses in each program of study is substantially standardized among our institutes to provide greater uniformity and to better enable students to transfer, if necessary, to other institutes offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of our institutes has established an advisory committee for each field of study, which is comprised of representatives of local employers. These advisory committees assist our institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student's program of study, our programs also include general education courses, such as economics, humanities, oral and written communications and sociology.

        Tuition for a student entering an undergraduate program in December 2002 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $12,288 for all of our programs, except as adjusted in some states to reflect applicable taxes and fees. We typically adjust the tuition for our programs of study at least annually. The majority of students attending resident programs at our institutes lived in that institute's metropolitan area prior to enrollment. We do not provide any student housing.

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

        We centrally coordinate and develop our television advertising. We direct our television advertising at a combination of both the national market and the local markets in which our institutes are located. Our television commercials generally include a toll free telephone number and a website address for direct responses and information about the location of our institutes in the area. We centrally receive, track and forward responses to our television advertising to the appropriate institute representatives to contact prospective students and schedule interviews. We target our direct mail campaigns at different groups of potential postsecondary students, including, among others, high school students and working adults. We centrally receive, track and forward responses to direct mail campaigns to the appropriate institute representatives.

        We employ a director of recruitment at each of our institutes, who reports to the director of that institute. We centrally establish, but implement at the local level, recruiting policies and procedures, as well as standards for hiring and training sales representatives. We employ approximately 650 sales representatives to assist in local recruiting efforts. These representatives perform their services in student recruitment offices located at each of our institutes. Our sales representatives also visit the homes of prospective students and make presentations to students at high schools. These presentations promote our institutes and obtain information about high school juniors and seniors who may be interested in attending our institutes.

        Local sales representatives of an institute pursue expressions of interest from potential undergraduate students for our resident programs of study by contacting prospective students and arranging for interviews either at such institute or at prospective students' homes. We have designed these interviews to establish a prospective student's qualifications, academic background, interests, motivation and goals for the future. We pursue expressions of interest from potential undergraduate students for our online programs of study by providing program and resource information on our website and through telecommunications and the mail. We also pursue expressions of interest from potential graduate students by contacting them and arranging for their attendance at an informational seminar providing information about the institute and the MPM program.

        Student recruitment activities are subject to substantial regulation at both the state and federal level. Most states have bonding and licensing requirements that apply to many of our representatives. Our Vice President, Recruitment and the directors of field recruitment and training oversee the implementation of recruitment policies and procedures. In addition, our internal audit department generally reviews student recruiting practices relating to student presentations and the execution and completion of enrollment agreements at each of our institutes on an annual basis.

Student Admission and Retention

        We strive to admit incoming students that have the ability to complete their chosen programs of study. We require all applicants for admission to any of our institutes' resident undergraduate programs to have a high school diploma or a recognized equivalent and either pass an admission examination administered by the school, demonstrate achievement of a desired score on one of the two more widely recognized college entrance examinations, or possess an associate or higher level degree from an accredited educational institution. Students interested in our MPM program must satisfy additional admission criteria that generally require, among other things, that the student must first earn a bachelor degree and possess at least three years' full-time work experience. Students of varying ages and backgrounds attend our institutes. At December 31, 2002, approximately 21% of the students were 19 years of age or younger, 40% were between 20 and 24 years of age, 23% were between 25 and 30 years of age and 16% were age 31 or over. Male students accounted for approximately 84% of total enrollment as of December 31, 2002, while total minority enrollment at our institutes (based on applicable federal classifications) was approximately 42%.

        The faculty and staff at each of our institutes strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the student, they also have a negative regulatory, financial and marketing effect on the institute. To minimize student withdrawals, each of our institutes devotes staff resources to assist and advise students regarding academic and financial matters. We encourage academic advising and tutoring in the case of undergraduate students experiencing academic difficulties. We also offer assistance and advice to undergraduate students in our resident programs who are looking for part-time employment and housing. In addition, we consider factors relating to student retention in the performance evaluation of all of our instructors.

        Students who withdraw are most likely to do so before they begin their second academic quarter of study at our institutes. Approximately 16% of all students who enroll in our institutes withdraw before their second academic quarter of study and approximately 34% withdraw at some point after the start of their second academic quarter. As a result, new institutes generally have higher withdrawal rates than institutes which have been open for five or more years. Approximately 60% of all students who continue their education past their first academic quarter complete their education at one of our institutes.

        In December 2002, we discontinued admitting new students at two of our ITT Technical Institutes: one in Hayward, California and the other in Santa Clara, California. We intend to gradually cease all operations at each of these two institutes over approximately two years as the institute fulfills its obligations to the students enrolled in programs of study at the institute. We do not believe that the cessation of operations at these two institutes will have a material adverse effect on our financial condition, results of operations or cash flows.

Graduate Employment

        We believe that the success of graduates from undergraduate programs who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit undergraduate students. We try to obtain data on the number of undergraduate students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 77% of the students graduating from our institutes' undergraduate programs (other than graduates of our associate degree programs who continued in a bachelor degree program at one of our institutes) during 2001 obtained employment or were already employed in fields involving their programs of study by May 26, 2002.

        Each of our institutes employs personnel to offer students and graduates of undergraduate programs career services. These persons assist in job searches and solicit employment opportunities from employers. In addition, certain courses in our undergraduate programs of study include instruction on job search techniques, the use of relevant reference materials, the composition of resumes and letters of introduction and the appropriate preparation, appearance and conduct for interviews. We do not offer career services to students in the graduate program of study.

        Based on information from students and employers who responded to our inquiries, we estimate that the reported annual starting salaries averaged approximately $27,600 for the students of our institutes' undergraduate degree programs who graduated in 2001 and obtained employment or were already employed in fields involving their programs of study.

        The average annual salary upon graduation for our graduates may vary significantly among our institutes depending on local employment conditions and each graduate's background. Initial employers of graduates from our institutes' undergraduate programs include small, medium and large companies.

Faculty

        We hire faculty members in accordance with criteria established by us, the accrediting commission that accredits our institutes and the state education authorities that regulate our institutes. In most programs, we strive to hire faculty with related work experience and academic credentials to teach most technical subjects. Faculty members typically include program chairs and various categories of instructors. Our institutes currently employ a total of approximately 1,100 full-time and 900 part-time or adjunct faculty members.

Administration and Employees

        Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance, a dean and a registrar. We employ approximately 150 people at our corporate headquarters in Indianapolis, Indiana. We currently have approximately 3,100 full-time and 1,600 part-time employees. In addition, we currently employ approximately 130 students as laboratory assistants and in other part-time positions. None of our employees are represented by labor unions.

        Our headquarters provides centralized services to all of our institutes in the following areas:

  •
  accounting

  •
  marketing

  •
  public relations

  •
  curricula development

  •
  data processing

  •
  purchasing

  •
  legal

  •
  regulatory

  •
  legislative affairs

  •
  real estate

  •
  network systems

  •
  human resources

        In addition, national managers of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

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

Federal and Other Financial Aid Programs

        In 2002, we indirectly derived approximately 65% of our revenues, determined on a cash accounting basis as defined by the ED's regulations, from the federal student financial aid programs under Title IV (the "Title IV Programs") of the Higher Education Act of 1965, as amended (the "HEA"). Our institutes' students also rely on state financial aid programs, family contributions, unaffiliated private loan programs, scholarships, personal savings, employment and other resources to pay their educational expenses. Students at our institutes receive grants, loans and other aid to fund the cost of their education under the following Title IV Programs:

  •
  the Federal Family Education Loan (the "FFEL") program, which accounted in aggregate for approximately 56% of our revenues in 2002;

  •
  the Federal Pell Grant (the "Pell") program, which accounted in aggregate for approximately 12% of our revenues in 2002;

  •
  the William D. Ford Federal Direct Loan (the "FDL") program, which accounted in aggregate for approximately 1% of our revenues in 2002;

  •
  the Federal Work-Study (the "Work-Study") program, which makes federal funds available to provide part-time employment to students and under which our institutes employed approximately 385 students and paid $1,672,000 in student wages in 2002;

  •
  the Federal Perkins Loan (the "Perkins") program, which accounted in aggregate for less than 1% of our revenues in 2002; and

  •
  the Federal Supplemental Educational Opportunity Grant (the "SEOG") program, which accounted in aggregate for less than 1% of our revenues in 2002.

        The Work-Study, Perkins and SEOG programs each require our institutions to make a 25% matching contribution for all of the federal funds the institution receives from the ED under those programs. In 2002, our 25% matching contribution amounted to $565,000 for the Work-Study program, $0 for the Perkins program and $67,000 for the SEOG program.

        In 2002, we indirectly derived approximately 4% of our revenues from state student financial aid programs and our students were awarded approximately $0.3 million in institutional scholarships. We also provide tuition discounts to our full-time employees and their dependents to attend our institutes. For 2002, the cost of these employee educational discounts was approximately $0.7 million.

        In 2002, we indirectly derived approximately 14% of our revenues from unaffiliated, private loan programs that were made available to eligible students (and, under some programs, their parents) at various ITT Technical Institutes to help fund a portion of the students' cost of education. We have no financial responsibility with respect to any loans made to students or their parents under those programs, except for approximately $1.7 million of loans made in the mid-1990's for which we have guaranteed repayment to the lender if the borrowers fail to pay. Based on our experience with the repayment of Title IV Program loans by students, we do not believe that such guarantee will result in a material adverse effect on our financial condition, results of operations or cash flows.

Regulation of Federal Financial Aid Programs

        In order to participate in Title IV Programs, our institutions must each comply with the standards set forth in the HEA and the regulations promulgated thereunder by the ED. The purpose of these standards is to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations or branch campuses, if any. Twenty-nine of our

74 institutes are main campuses and 45 are additional locations. The HEA standards require an institution to obtain and periodically renew its certification by the ED as an "eligible institution" that has been authorized by the relevant state education authority or authorities and accredited by an accrediting commission recognized by the ED. All 74 of our institutes currently participate in Title IV Programs.

        The ED and other regulatory authorities subject for-profit providers of postsecondary education to increased scrutiny and regulation. We believe that all of our institutes substantially comply with the HEA and its implementing regulations. We cannot, however, predict with certainty how all of the HEA provisions and the implementing regulations will be applied. As described below, the violation of Title IV Program requirements by us or any of our institutes could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, it is possible that the HEA and its implementing regulations may be applied in a way that could hinder our operations or expansion plans.

        Significant factors relating to Title IV Programs that could adversely affect us include the following:

        Legislative Action.    Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization, which occurred in October 1998, reauthorized the HEA through September 2003 and included an automatic one-year extension if the next HEA reauthorization is not completed before the end of September 2003. In addition, the U.S. Congress determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between the HEA reauthorizations. Since a significant percentage of our revenues is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition or results of operations.

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

        Student Loan Defaults.    Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution's students default on their federal student loans exceed specified percentages. The ED calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The ED calculates an institution's cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. Each institution participating in the FFEL and/or FDL programs receives a FFEL/FDL cohort default rate for each federal fiscal year based on defaulted FFEL and FDL program loans. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal this loss of eligibility. During the pendency of any such appeal, the institution remains eligible to participate in the FFEL, FDL and Pell programs. If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FFEL and FDL program loans made to the institution's students or their parents that would not have been made if the institution had not continued its participation (the "Direct Costs"). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups' participation in the FFEL and/or FDL programs during the pendency of those appeals. In addition to the consequences resulting from an institution having three consecutive years of FFEL/FDL cohort default rates of 25% or greater, the ED will terminate the eligibility to participate in all Title IV Programs of an institution whose FFEL/FDL cohort default rate for any single federal fiscal year exceeds 40%.

        None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1998, 1999 or 2000 federal fiscal years, the most recent years for which the ED has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 2001 federal fiscal year, which preliminary rates were issued by the ED in February 2003.

        If an institution's FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the ED may place that institution on provisional certification status. A federal award year is July 1 through June 30. Nineteen of our campus groups (consisting of 43 institutes) had a Perkins cohort default rate in excess of 15% for students who were scheduled to begin repayment in the 2000/2001 federal award year (the most recent year for which the ED has published Perkins cohort default rates) and went into default by June 30, 2002. When all of the ITT Technical Institute campus groups were recertified by the ED to participate in Title IV Programs during December 2001 and January 2002, one of the reasons given by the ED for placing seven of our campus groups (consisting of 13 institutes) on provisional certification was their Perkins cohort default rate. See "—Administrative Capability" and "—Eligibility and Certification Procedures."

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

        Financial Responsibility Standards.    The HEA and its implementing regulations prescribe specific financial responsibility standards that an institution must satisfy to participate in Title IV Programs. The ED's current standards of financial responsibility involve three ratios:

  •
  the equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;

  •
  the primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and

  •
  the net income ratio, which measures the ability of an institution to operate at a profit.

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. The ED then weights an institution's strength factors based on an assigned weighting percentage for each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. We have calculated that the application of these regulations to our audited financial statements for our 2002 fiscal year results in a composite score of 2.2 for our institutions on a consolidated basis.

        Historically, the ED has evaluated the financial condition of our institutes on a consolidated basis based on our financial statements. The ED's regulations, however, permit the ED to examine our financial statements, the financial statements of each campus group, and the financial statements of any related party. When the ED reviewed the applications of our campus groups for continued certification to participate in Title IV Programs in late 2001, the ED determined that each of our campus groups satisfied the ED's financial responsibility standards. If the ED determines that an institution does not satisfy the ED's financial responsibility standards, that institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year and, in some cases, agreeing to receive Title IV Program funds under an arrangement other than the ED's standard advance funding arrangement while being provisionally certified.

        Another significant financial responsibility standard requires an institution to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return during its most recently completed fiscal year, if the institution was found to have untimely returned unearned Title IV Program funds with respect to 5% or more of its withdrawn students in either of its two most recently completed fiscal years. No review by the ED, a state or a guaranty agency has found that any of our institutes was violating the ED's standard on the timely return of unearned Title IV Program funds. Based on our current understanding of how the ED applies the current financial responsibility standards, we do not believe that these standards will have a material adverse effect on our financial condition, results of operations or expansion plans.

        Return of Funds for Withdrawn Students.    The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the "Return Policy"). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. The institution must return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.

        The standards of most state education authorities that regulate our institutes (the "SEAs") and the Accrediting Council for Independent Colleges and Schools (the "ACICS") that accredits our institutes limit a student's obligation for tuition and fees to an institution, if a student withdraws from the institution (the "Refund Policy"). Depending on when a student withdraws during an academic quarter and the applicable Refund Policy, in many instances the student remains obligated to the ITT Technical Institute for some or all of the student's education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. We have arranged for unaffiliated private funding sources to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw. We believe that other unaffiliated private funding sources would also be willing to make these types of loans available to our students, but we cannot assure you of this. If these types of loans were unavailable, we would be unable to collect a significant portion of many withdrawing students' education costs.

        The "90/10" Rule.    Under a provision of the HEA commonly referred to as the "90/10" Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. For our 2002 fiscal year, none of our campus groups derived more than 73% of its revenues on a cash accounting basis from Title IV Programs, with a range from approximately 52% to approximately 73%.

        Administrative Capability.    The HEA directs the ED to assess the administrative capability of each institution to participate in Title IV Programs. ED regulations require each institution to satisfy a series of separate standards that demonstrate administrative capability. Failure to satisfy any of the standards may lead the ED to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. A violation of these requirements could also subject the institution to other penalties. See "—Compliance with Regulatory Standards and Effect of Regulatory Violations."

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

        Nineteen of our campus groups (consisting of 43 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been published. When all of the ITT Technical Institute campus groups were recertified by the ED to participate in Title IV Programs during December 2001 and January 2002, one of the reasons given by the ED for placing seven of our campus groups (consisting of 13 institutes) on provisional certification was their Perkins cohort default rate. See "—Student Loan Defaults" and "—Eligibility and Certification Procedures."

        Compensation of Recruitment, Admission and Financial Aid Employees.    An additional standard prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Prior to November 2002, the ED's regulations implementing this provision of the HEA repeated almost verbatim the language of the HEA, and the ED's interpretations of this provision were inconsistent and generally not publicly disseminated. In November 2002, after re-examining Congress' original intent and purposes in enacting this HEA provision, the ED revised its regulations to clarify its interpretation of this provision and set forth 12 types of activities and payment arrangements that an institution may carry out without violating this provision (the "Safe Harbors"). One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage. The fixed compensation may not be adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation cannot be based solely on the number of students recruited, admitted, enrolled or awarded financial aid. Prior to November 2002, we believe that we compensated our employees involved in student recruitment, admissions or financial aid in accordance with this Safe Harbor. The regulations issued in November 2002 become effective July 1, 2003, but any institution may elect to implement the regulations at any date on or after November 1, 2002.     The ED is currently investigating our method of compensation for employees involved in student recruitment. We cannot assure you that the ED will not find any deficiencies in our method of compensation, but we believe that our method of compensation has always complied with the HEA provision and both the ED's original and revised implementing regulations. If the ED determines that our method of compensation for employees involved in student recruitment violates this provision of the HEA, the ED could subject us to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that we disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of our ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes.

        In August 2000, the ED advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). During December 2001 and January 2002, however, the ED recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. In addition, as part of the recertification, the ED approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. In the third quarter of 2002, the ED also approved (a) two ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at two of our campus groups. Nevertheless, we cannot assure you that the ED will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings. See "—Additional Locations and Programs," "—Eligibility and Certification Procedures," "—Compliance with Regulatory Standards and Effect of Regulatory Violations," and "Business—Change in Control." A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the ED's restrictions are not lifted prior to 2006. We cannot assure you that the ED will lift its restrictions prior to 2006 or that the ED will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs.

        Additional Locations and Programs.    Our expansion plans assume we will be able to continue to obtain the necessary ED, ACICS and SEA approvals to establish new institutes as additional locations of existing main campuses and to expand the program offerings at our existing institutes. From 2000 through 2002, we established seven new additional locations, all of which are participating in Title IV Programs, and added 461 programs at our existing institutes.

        The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location that offers at least 50% of an entire educational program and obtains the necessary SEA and accrediting commission approvals, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

  •
  the institution is provisionally certified to participate in Title IV Programs (See "—Eligibility and Certification Procedures");

  •
  the institution receives Title IV Program funds under the ED's reimbursement or cash monitoring payment method;

  •
  the institution acquired the assets of another institution that provided educational programs at that location during the preceding year and participated in Title IV Programs during that year;

  •
  the institution would be subject to loss of eligibility to participate in Title IV Programs, because the additional location lost its eligibility to participate in Title IV Programs as a result of high FFEL/FDL cohort default rates; or

  •
  the ED previously notified the institution that it must apply for approval to establish an additional location.

In August 2000, the ED advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, the ED would not approve any application submitted by any of our campus groups for an additional location. Since August 2000, however, the ED has approved seven ITT Technical Institutes as new additional locations of existing main campuses. See "—Compensation of Recruitment, Admission and Financial Aid Employees."

        The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. The HEA and applicable regulations do not restrict the number or delay the introduction of educational programs that an institution may offer, but each new program must satisfy all applicable eligibility requirements. The ED previously advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, the ED would not approve any extension of any of our campus groups' course or program offerings (such as raising the level of programs offered at the institution). Since that time, however, the ED has approved an increase in the level of program offerings from associate degree to bachelor degree at three of our campus groups. See "—Compensation of Recruitment, Admission and Financial Aid Employees."

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

        Eligibility and Certification Procedures.    The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED's regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. In August 2000, the ED advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, it would not approve any application submitted by any of our campus groups for recertification to participate in Title IV

Programs. During December 2001 and January 2002, however, the ED recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. See "—Compensation of Recruitment, Admission and Financial Aid Employees." The current ED certification of our ITT Technical Institute campus groups extends through June 30, 2003 for nine campus groups and through December 31, 2003 for the remaining 20 campus groups.

        The ED may place an institution on provisional certification for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the ED may renew the institution's provisional certification. The ED may withdraw an institution's provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements. The ED may also more closely review an institution that is provisionally certified, if it applies for approval to open a new location or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

        During December 2001 and January 2002, all of our campus groups were provisionally certified to participate in Title IV Programs, because of the ED's pending investigation of our method of compensation for employees involved in student recruitment. An additional reason given by the ED for provisionally certifying seven of our campus groups (consisting of 13 institutes) was that their Perkins cohort default rate exceeded 30%.

        Title IV Program Funds Management.    ED regulations govern how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. These regulations affect the timing of our receipt and disbursement of federal student loan funds and prescribe time frames within which our campus groups must notify Title IV Program fund recipients of certain information and return any undisbursed Title IV Program funds.

        Availability of Lenders and Guarantors.    A number of lenders are unwilling to make federally guaranteed student loans under the FFEL program to students at some for-profit institutions. To date, however, the availability of lenders has not affected the ability of our students to obtain FFEL program loans.

        During 2002, one lender made approximately 90% of all FFEL program loans received by our students. We believe that other lenders would be willing to make FFEL program loans to our students, if such loans were no longer available from our primary lender, but we cannot assure you of this. The HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make FFEL program loans to its students. Using a lender of last resort may delay the receipt of FFEL program loans by our students and slightly reduce the total loan access for our students, but should not have a material adverse effect on our financial condition, results of operations or cash flows. Lenders of last resort will not provide loans under the Federal PLUS program (a FFEL program), which accounted in aggregate for 13% of our revenues in 2002, and are not required to provide unsubsidized loans under the Federal Stafford Loan program (a FFEL program), which accounted in aggregate for 25% of our revenues in 2002.

        During 2002, one student loan guaranty agency guaranteed approximately 99% of all FFEL program loans received by our students. We believe that other guaranty agencies would be willing to guarantee FFEL program loans received by our students if that guaranty agency ceased guaranteeing such loans or reduced the volume of loans guaranteed, but we cannot assure you of this. Most states have a designated guaranty agency that we believe would guarantee most, if not all, FFEL program loans received by our students in that state. In addition, the HEA's lender of last resort program provides for the guarantee of FFEL program loans made by lenders of last resort. Thus, any reduction in the volume of FFEL program loans for our students guaranteed by the institutes' primary guaranty agency should not have a material adverse effect on our financial condition, results of operations or cash flows. We do not make or guarantee any Title IV Program loans to any student attending any of our institutes.

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

        Our institutes are subject to audits and program compliance reviews by various external agencies, including the ED, state agencies, guaranty agencies and the ACICS. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the ED for review. If the ED or another regulatory agency determined that one of our institutes improperly disbursed Title IV Program funds or violated a provision of the HEA or the implementing regulations, that institute could be required to repay such funds to the ED or the appropriate state agency or lender and could be assessed an administrative fine. The ED could also subject the institute to heightened cash monitoring, or could transfer the institute from the advance system of receiving Title IV Program funds to the reimbursement system, under which a school must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the ED. Violations of Title IV Program requirements could also subject us or our institutes to other civil and criminal penalties.

        Significant violations of Title IV Program requirements by us or any of our institutes could be the basis for a proceeding by the ED to limit, suspend or terminate the participation of the affected institutes in Title IV Programs. If the ED terminates an institution's participation in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in the FFEL, FDL, Pell or Perkins programs due to high cohort default rates for three consecutive years normally may not apply to resume participation in those programs for at least two federal fiscal years. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 90/10 Rule may not apply to resume participation in Title IV Programs for at least one year.

        There is no proceeding pending to fine any of our institutes or to limit, suspend or terminate any of our institutes' participation in Title IV Programs. The ED is currently investigating our method of compensation for employees involved in student recruitment. If this investigation causes the ED to substantially limit, suspend or terminate our institutes' participation in Title IV Programs or levy significant monetary fines or penalties, there would be a material adverse effect on our expansion plans, financial condition, results of operations and cash flows. If any proceeding substantially limited our institutes' participation in Title IV Programs or required the repayment of a substantial sum of Title IV Program funds that our institutes disbursed in prior years, we would be materially adversely affected, even if we could arrange or provide alternative financing sources or repay those funds. If an institute lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for our students, we would probably have to close that institute. See "—Compensation of Recruitment, Admission and Financial Aid Employees."

State Authorization and Accreditation

        We are subject to extensive and varying regulation in each of the 28 states in which we currently operate an institute and in 14 other states in which our institutes recruit students. Each of our institutes must be authorized by the applicable SEAs to operate and grant degrees or diplomas to their students. In addition, some states require an institute to be in operation for a period of up to two years before such institute can be authorized to grant degrees. Currently, each of our institutes has received authorization from one or more SEAs.

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

        The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement. In 2002, the ACICS reviewed ten of our institutes and granted initial accreditation to two of these institutes and reaccredited the remaining eight institutes.

        State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the ED. None of our institutes is on probation with the ACICS, but 11 institutes are subject to graduate placement reporting by the ACICS. Under the ACICS criteria, an institute that is subject to a financial or outcomes review must periodically report its results in such areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish an additional location. We do not believe that these limitations will have a material adverse effect on our expansion plans.

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

Change in Control

        The ED, the ACICS and most of the SEAs have laws, regulations and/or criteria (collectively "Regulations") pertaining to the change in ownership and/or control (collectively "change in control") of institutions, but these Regulations do not uniformly define what constitutes a change in control. The ED's Regulations describe some transactions that are a change in control, including the transfer of a controlling interest in the voting stock of an institution or the consolidated corporation of which the institution is a part. Under the ED's Regulations, a change in control of a publicly traded corporation, such as us, occurs when: (a) there is an event that obligates the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") disclosing a change in control; or

(b) a controlling shareholder of the corporation ceases to be a controlling shareholder. The ED's Regulations define a "controlling shareholder" to: (a) be a shareholder who holds or controls 25% or more of the voting stock of the corporation and more shares of the voting stock than any other shareholder; and (b) exclude a shareholder whose sole ownership of the corporation's voting stock is held as a U.S. institutional investor, in mutual funds, through a profit-sharing plan or in an Employee Stock Ownership Plan. Most of the SEAs include the sale of a controlling interest of common stock in the definition of a change in control. The ACICS defines a change in control of a publicly traded corporation to include, among other things:

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

The change in control Regulations adopted by the ED, the ACICS and the SEAs are subject to varying interpretations as to whether a particular transaction constitutes a change in control.

        When a change in control occurs under the ED's Regulations, an institution's eligibility to continue to participate in Title IV Programs is subject to review and the institution could lose its eligibility, with the result that the institution would no longer be able to authorize or, with limited exceptions, disburse Title IV Program funds to its students. If an institution timely submits a materially complete application following a change in control, the ED may provisionally certify the institution for a temporary period following a change in control, pending a review by the ED to determine whether to reinstate the institution's participation in Title IV Programs. The ED's determination depends on whether the institution, under its new ownership and control, complies with specified ED requirements for institutional eligibility.

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

        A change in control could occur as a result of future transactions in which we or our institutes are involved, such as some corporate reorganizations and some changes in our board of directors. If a future transaction results in a change in control of us or our institutes, we believe that we will be able to obtain all necessary approvals from the SEAs and the ACICS. We cannot assure you, however, that all such approvals can be obtained in a timely manner that would not delay the availability of Title IV Program funds or prevent some students from receiving Title IV Program funds. We also cannot assure you that we could obtain all of the necessary approvals from the ED. In August 2000, the ED advised us that, during the pendency of its investigation of our method of compensation for employees involved in student recruitment, the ED would not approve any application submitted by any of our campus groups with respect to any change in control. See "Business—Regulation of Federal Financial Aid Programs—Compensation of Recruitment, Admission and Financial Aid Employees."

        A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes failed to timely:

  •
  obtain the approvals of the SEAs required prior to or following a change in control;

  •
  regain accreditation by the ACICS or have their accreditation temporarily continued or reinstated by the ACICS; or

  •
  regain eligibility to participate in Title IV Programs from the ED or receive temporary certification to continue to participate in Title IV Programs pending further review by the ED.

Shareholder Information

        We make the following materials available free of charge through our website at www.ittesi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

  •
  our annual reports on Form 10-K and all amendments thereto;

  •
  our quarterly reports on Form 10-Q and all amendments thereto;

  •
  our current reports on Form 8-K and all amendments thereto; and

  •
  various other filings that we make with the SEC.

        Beginning in March 2003, we will also make the following materials available free of charge through our website at www.ittesi.com:

  •
  our Corporate Governance Guidelines;

  •
  the charter for each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors; and

  •
  our Code of Business Conduct and Ethics ("Code").

        We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 5975 Castle Creek Parkway, North Drive, P.O. Box 50466, Indianapolis, Indiana 46250-0466 or by e-mail through our website at www.ittesi.com:

  •
  our annual report on Form 10-K for the year ended December 31, 2002, excluding certain of its exhibits;

  •
  our Corporate Governance Guidelines;

  •
  the charter for each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors; and

  •
  the Code.

        We also intend to disclose on our website any amendments that we make to, or waivers that we grant from, the Code affecting our principal executive officers, principal financial officer and principal accounting officer or controller, or persons performing similar functions that relate to deterring wrongdoing or promoting:

  •
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  •
  full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our public communications;

  •
  compliance with applicable governmental laws, rules and regulations;

  •
  the prompt internal reporting of violations of the Code to an appropriate person or person(s) identified in the Code; or

  •
  accountability for adherence to the Code.

Item 2.    PROPERTIES.

        As of December 31, 2002, we leased the facilities of 70 of our institutes, and we owned the facilities of six of our institutes and a parking lot adjacent to the Houston (North), Texas institute. The average remaining lease term of our leased facilities is approximately six years. The leased facilities for our 70 institutes involve 78 buildings. Four of these leases were for institutes in their first year of operation as of December 31, 2002, two of these leases were for facilities under lease where we plan to open two new institutes in 2003, and eight of these leases were for eight institutes that each utilize two separate facilities. None of the facilities owned by us is subject to a mortgage or other indebtedness.

        We generally locate our institutes in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our institutes have accessible parking facilities and are generally near a major highway. The typical lease for our institutes' facilities is for a six to 14 year term. If desirable or necessary, an institute may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

        We lease approximately 41,100 square feet of office space in our headquarters building in Indianapolis, Indiana. As of December 31, 2002, the lease required payments of approximately $0.3 million over the remaining term of the lease, which expires in May 2003. We have entered into a lease for approximately 43,000 square feet of office space in Carmel, Indiana where we plan to relocate our headquarters upon the expiration of the lease for our current headquarters location.

Item 3.    LEGAL PROCEEDINGS.

        We are subject to litigation in the ordinary course of our business. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

        Among the legal actions currently pending is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al. This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees ("relators") on behalf of themselves and the federal government (the "Qui Tam Action"). The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our independent auditor in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (a) treble the amount of unspecified damages sustained by the federal government; (b) a civil penalty of up to $10,000 for each violation of the False Claims Act; (c) double back pay for Susan Newman; and (d) attorney's fees, costs and interest.

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

        The ED is currently investigating our method of compensation for employees involved in student recruitment. We cannot assure you that the ED will not find any deficiencies in our method of compensation, but we believe that our method of compensation has always complied with the HEA provision and both the ED's original and revised implementing regulations. See "Business—Regulation of Federal Financial Aid Programs—Compensation of Recruitment, Admission and Financial Aid Employees." If the ED determines that our method of compensation for employees involved in student recruitment violates the HEA, the ED could subject us to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that we disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of our ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes. In August 2000, the ED advised us that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). During December 2001 and January 2002, however, the ED recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. In addition, as part of the recertification, the ED approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. In the third quarter of 2002, the ED also approved (a) two ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at two of our campus groups. Nevertheless, we cannot assure you that the ED will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings. See "Business—Regulation of Federal Financial Aid Programs—Additional Locations and Programs," "Business—Regulation of Federal Financial Aid Programs—Eligibility and Certification Procedures," "Business—Regulation of Federal Financial Aid Programs—Compliance with Regulatory Standards and Effect of Regulatory Violations," and "Business—Change in Control." A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the ED's restrictions are not lifted prior to 2006. We cannot assure you that the ED will lift its restrictions prior to 2006 or that the ED will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the holders of the common stock during the fourth quarter of 2002.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "ESI." The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE's consolidated transaction reporting system. These prices have been restated to reflect the adjustment to the market price of our common stock as a result of the two-for-one split of our common stock declared on May 10, 2002 and effected on June 6, 2002 by payment of a stock dividend to all shareholders of record at the close of business on May 28, 2002 of one share on each one share of our common stock issued and outstanding or held as treasury stock on May 28, 2002 (the "2002 Stock Split").

	High	Low
2001
First Quarter	$16.75	$9.25
Second Quarter	22.50	11.95
Third Quarter	22.90	12.93
Fourth Quarter	20.40	15.15
2002
First Quarter	$23.34	$16.76
Second Quarter	26.65	21.25
Third Quarter	22.00	14.28
Fourth Quarter	24.35	14.14

        There were approximately 150 holders of record of our common stock on February 15, 2003.

        We did not pay a cash dividend in 2001 or 2002. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

        The information required by this Item concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated herein by reference into Part III, Item 12 of this Annual Report.

        The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the fourth quarter of 2002:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Identity of Broker- dealer(s) Used to Effect Purchases	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2002 through October 31, 2002	390,000	$22.50	(2)	390,000	5,344,300
November 1, 2002 through November 30, 2002	50,000	22.46	(2)	50,000	5,294,300
December 1, 2002 through December 31, 2002	—	—	—	—	5,294,300

Total	440,000	$22.50		440,000

(1)
On April 13, 2000, we announced that our Board of Directors on April 12, 2000 authorized us to repurchase up to 2.0 million shares of our common stock, as subsequently adjusted by our Board of Directors to give effect to the 2002 Stock Split (the "2000 Repurchase Program"). As of December 31, 2002, 294,300 shares remained to be repurchased under the 2000 Repurchase Program. On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase an additional 5.0 million shares of our common stock (the "2002 Repurchase Program"). As of December 31, 2002, 5.0 million shares remained to be repurchased under the 2002 Repurchase Program. The terms of both the 2000 Repurchase Program and 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.

(2)
Banc of America Securities LLC

Item 6.    SELECTED FINANCIAL DATA.

        The following selected financial data are qualified by reference to and should be read with our Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share and operating data)
Statement of Income Data:
Revenues	$464,946	$410,551	$347,524	$316,370	$291,375
Cost of educational services	267,503	248,129	211,653	191,760	176,487
Student services and administrative expenses	129,134	110,816	94,156	86,953	81,522
Legal settlements	—	—	—	—	12,858
Offering, change in control and other one-time expenses	—	—	—	900	1,872

Total costs and expenses	396,637	358,945	305,809	279,613	272,739
Operating income	68,309	51,606	41,715	36,757	18,636
Interest income, net	2,684	2,708	2,707	2,396	5,329

Income before income taxes and cumulative effect of change in accounting principle	70,993	54,314	44,422	39,153	23,965
Income taxes	27,139	20,600	16,937	14,802	10,024

Income before cumulative effect of change in accounting principle	43,854	33,714	27,485	24,351	13,941
Cumulative effect of change in accounting principle, net of tax(a)	—	—	(2,776)	(823)	—

Net income	$43,854	$33,714	$24,709	$23,528	$13,941

Earnings per share(b)(c):
Basic	$0.96	$0.71	$0.51	$0.47	$0.26
Diluted	$0.94	$0.70	$0.51	$0.46	$0.26

Other Operating Data:
EBITDA(d)	$89,426	$70,133	$56,234	$47,907	$27,918
Capital expenditures, net	$14,265	$21,560	$29,393	$17,005	$11,381
Facility purchases	$19,843	—	—	—	—
Number of students at end of period	32,631	30,778	27,640	26,428	25,608
Number of technical institutes at end of period	74	70	69	67	64
	At December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash, cash and marketable debt securities invested with ITT	$156,708	$110,232	$70,618	$67,961	$119,268
Total current assets	173,266	134,210	92,570	89,082	138,758
Property and equipment, less accumulated depreciation	62,584	49,593	46,560	31,686	24,985
Total assets	247,707	195,399	150,896	131,002	175,571
Total current liabilities	142,495	108,393	79,926	68,622	70,241
Shareholders' equity	89,024	78,188	64,686	57,771	101,856

(a)
Cumulative effect of change in accounting principle, net of tax represents institute start-up costs in 1999 and revenue recognition in accordance with SAB 101 in 2000. Except for the selected quarterly financial data, we have not presented proforma results for prior fiscal years due to immateriality.

(b)
Earnings per share data are based on historical net income and the number of shares of our common stock outstanding during each period. Earnings per share for all periods have been calculated in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(c)
Earnings per share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

(d)
EBITDA represents earnings before interest, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. We have included information concerning EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because we understand that certain investors use it as one measure of an issuer's financial performance. EBITDA is not an alternative to operating income (as determined in accordance with generally accepted accounting principles), an indicator of our performance or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or a measure of liquidity.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

        We operate 74 institutes in 28 states which provide technology-oriented postsecondary education to more than 32,000 students. We derive our revenue almost entirely from tuition, course materials, fees and charges paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially the federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended (the "HEA"). In 2002, we indirectly derived approximately 65% of our revenues, determined on a cash accounting basis as defined by the ED's regulations, from Title IV Programs.

        Our revenue varies based on the aggregate student population, which is influenced by the following factors:

  •
  the number of students attending our institutes at the beginning of a fiscal period;

  •
  the number of new first-time students entering and former students re-entering our institutes during a fiscal period;

  •
  student retention rates; and

  •
  general economic conditions.

        New students generally enter our institutes at the beginning of an academic quarter that begins for most programs of study in March, June, September or December. We believe that, in the absence of countervailing factors, student enrollments and retention rates tend to increase as opportunities for immediate employment decline and decrease as such opportunities increase. Our establishment of new institutes and the introduction of additional program offerings at our existing institutes have been significant factors in increasing the aggregate student population in recent years.

        In order to participate in Title IV Programs, a new institute must be authorized by the state in which it will operate, accredited by an accrediting commission that the U.S. Department of Education ("ED") recognizes, and certified by the ED to participate in Title IV Programs. The accrediting commission that accredits our institutes grants accreditation to a new institute prior to its first class start date. The ED's certification process cannot commence until the institute receives its state authorization and accreditation. ED certification for a new location has generally taken approximately nine months from the first class start date. The ED is currently investigating our method of compensation for employees involved in student recruitment. The HEA prohibits an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admission activity. Prior to November 2002, the ED's regulations implementing this provision of the HEA repeated almost verbatim the language of the HEA, and the ED's interpretations of this provision were inconsistent and generally not publicly disseminated. In November 2002, after re-examining Congress' original intent and purposes in enacting this HEA provision, the ED revised its regulations to clarify its interpretation of this provision and set forth 12 types of activities and payment arrangements that an institution may carry out without violating this provision (the "Safe Harbors"). One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage. The fixed compensation may not be adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation cannot be based solely on the number of students recruited, admitted, enrolled or awarded financial aid. Prior to November 2002, we believe that we compensated our employees involved in student recruitment, admissions or financial aid in accordance with this Safe Harbor. The regulations issued in November 2002 become effective July 1, 2003, but any institution may elect to implement the regulations at any date on or after November 1, 2002. We cannot assure you that the ED will not find any deficiencies in our method of compensation, but we believe that our method of compensation has always complied with the HEA provision and both the ED's original and revised implementing regulations. If the ED determines that our method of compensation for employees involved in student recruitment violates this provision of the HEA, the ED could subject us to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that we disbursed during the last several years) or other sanctions (including a limitation, suspension or termination of our ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes. In August 2000, the ED advised us that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). During December 2001 and January 2002, however, the ED recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. In addition, as part of the recertification, the ED approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. In the third quarter of 2002, the ED also approved (a) two ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at two of our campus groups. Nevertheless, we cannot assure you that the ED will, during the pendency of its investigation, approve any further applications submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility or extension of course or program offerings. A material adverse effect on our expansion plans, financial condition, results of operations and cash flows would result if the ED's restrictions are not lifted prior to 2006. We cannot assure you that the ED will lift its restrictions prior to 2006 or that the ED will not place additional or other more severe restrictions on our ITT Technical Institutes' ability to participate in Title IV Programs.

        We earn tuition revenue on a weekly basis, pro rata over the length of each of four, 12-week academic quarters in each fiscal year. State regulations, accrediting commission criteria and our policies generally require us to refund a portion of the tuition and fee payments received from a student who withdraws from one of our institutes during an academic quarter. Prior to October 7, 2000, the ED regulations also imposed refund requirements for student tuition and fees. Our statement of income recognizes immediately the amount of tuition and fees, if any, that we may retain after payment of any refund.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Effective January 1, 2000, we implemented SAB 101 and changed the method by which we recognize the laboratory and admission processing fees charged to a student as revenue. We began recognizing those fees as revenue on a straight-line basis over the average student's program length of 24 months. Previously, we recognized the quarterly laboratory fee as revenue at the beginning of each academic quarter and the admission processing fee as revenue when we received the fee. We recorded the cumulative effect of the change in accounting as a one-time charge of $2.8 million, net of taxes, in the three months ended March 31, 2000.

        We incur expenses throughout a fiscal period in connection with the operation of our institutes. The cost of educational services includes faculty and administrative salaries, cost of course materials, occupancy costs, depreciation and amortization of equipment costs, facilities and leasehold improvements, and certain other administrative costs incurred by our institutes.

        Student services and administrative expenses include direct marketing costs (which are marketing expenses directly related to new student recruitment), indirect marketing expenses, an allowance for doubtful accounts and administrative expenses incurred at our corporate headquarters. Direct marketing costs include salaries and employee benefits for recruiting representatives and direct solicitation advertising expenses. We capitalize our direct marketing costs (excluding advertising expenses) using the successful efforts method and amortize them on an accelerated basis over the average course length of 24 months commencing on the class start date. We expense as incurred our marketing costs that do not relate to the direct solicitation of potential students.

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

        In 2002, we developed five new resident bachelor degree programs and one new online bachelor degree program. We began offering one or more of these new bachelor degree programs at 39 of our institutes in 2002. In addition, a total of 41 of our institutes were approved to offer bachelor degree programs as of December 31, 2002 compared to 29 as of December 31, 2001.

        We opened two new institutes in 2000, one new institute in 2001 and four new institutes in 2002. We plan to open three new institutes in 2003. Our new institutes have historically incurred a loss during the 24-month period after the first class start date.

Critical Accounting Policies and Estimates

        This management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. These policies should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements.

        Property and Equipment.    We include all property and equipment in the financial statements at cost. Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. The estimated useful lives for our furniture and equipment and leasehold improvements generally range from three to ten years. The estimated useful lives for the buildings that are part of our facilities generally range from 25 to 40 years. We apply the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The estimated useful lives for our capitalized software generally range from three to eight years. Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate. Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property, equipment and capitalized software differing from our estimates. We regularly review and evaluate the estimated useful lives of our property and equipment and capitalized software. Although we believe our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

        Recognition of Revenues.    Tuition revenues are recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the tuition revenue related to the remainder of that academic quarter is recorded with the amount of refund resulting from the application of federal, state or accreditation requirements or our refund policy recorded as an expense. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue. Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition. For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets. Academic fees (which are charged only one time to students on their first day of class attendance), application fees and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months. If a student discontinues training, all unrecognized revenue relating to his or her fees is recognized upon the student's departure. More than 95% of our revenues represent tuition charges and less than 5% of our revenues represent bookstore sales and student fees. The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program. Each of these factors is known at the time our tuition revenues are calculated and is not subject to estimation.

        Direct Marketing Costs.    Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include salaries and employee benefits of recruiting representatives and other direct costs less admission processing fees. Successful efforts is the ratio of students enrolled to prospective students interviewed. Direct marketing costs are amortized on an accelerated basis over the average course length of 24 months commencing on the class start date. The higher the rate of interviewed students who enroll, the greater the percentage of our direct marketing costs that are capitalized. The direct costs subject to capitalization are readily quantifiable and are not subject to estimation. The amortization method is based on historical trends of student enrollment activity and is not subject to significant assumptions. We regularly evaluate the future recoverability of these deferred costs.

Variations in Quarterly Results of Operations

        Our quarterly results of operations have tended to fluctuate within a fiscal year due to the timing of student matriculations. Each of our four fiscal quarters have 12 weeks of earned tuition revenue. Revenues in our third and fourth fiscal quarters generally benefit from increased student matriculations. The number of new students entering our institutes tends to be substantially higher in June (25% of all new students in 2002) and September (35% of all new students in 2002) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of costs, however, and costs do not fluctuate significantly on a quarterly basis.

        The following table sets forth our revenues in each fiscal quarter of 2002, 2001 and 2000.

Quarterly Revenue
(Dollars in thousands)

Three Months Ended	2002 Actual		2001 Actual		2000 Actual
	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$107,543	23%	$93,776	23%	$81,192	23%
June 30	110,830	24	98,464	24	82,745	24
September 30	120,509	26	106,269	26	88,479	26
December 31	126,064	27	112,042	27	95,108	27

Total for Year	$464,946	100%	$410,551	100%	$347,524	100%

Results of Operations

        The following table sets forth the percentage relationship of certain statement of income data to revenues for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of educational services	57.5	60.4	60.9
Student services and administrative expenses	27.8	27.0	27.1

Operating income	14.7	12.6	12.0
Interest income, net	0.6	0.6	0.8

Income before income taxes and cumulative effect of change in accounting principle	15.3%	13.2%	12.8%

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

        Revenues.    Revenues increased $54.3 million, or 13.2%, to $464.9 million for the year ended December 31, 2002 from $410.6 million for the year ended December 31, 2001 primarily due to:

  •
  a 7% increase in tuition rates in March 2002;

  •
  an 11.4% increase in the total student enrollment at January 1, 2002 compared to January 1, 2001 (30,778 at January 1, 2002 compared to 27,640 at January 1, 2001); and

  •
  a 4.4% increase in the number of first-time and re-entering students beginning class at our institutes (30,761 in 2002 compared to 29,460 in 2001).

        The total student enrollment on December 31, 2002 was 32,631, an increase of 6.0% compared to 30,778 on December 31, 2001.

        Cost of Educational Services.    Cost of educational services increased $19.4 million, or 7.8%, to $267.5 million in 2002 from $248.1 million in 2001. The principal causes of this increase included:

  •
  the costs required to service the increased enrollment;

  •
  normal inflationary cost increases for wages, rent and other costs of services; and

  •
  increased costs due to opening new institutes (one opened in March 2001, one opened in June 2002 and three opened in September 2002).

        Cost of educational services as a percentage of revenues decreased to 57.5% in 2002 from 60.4% in 2001. This decrease was primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of the IT, CEET and CDD programs, and because certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students.

        Student Services and Administrative Expenses.    Student services and administrative expenses increased $18.3 million, or 16.5%, to $129.1 million in 2002 from $110.8 million in 2001. Student services and administrative expenses increased to 27.8% of revenues in 2002 compared to 27.0% of revenues in 2001, primarily due to a 30% increase in media advertising expenses offset by a reduction in bad debt expense from 2.1% of revenues for 2001 to 1.5% of revenues for 2002.

        Income Taxes.    Our combined effective federal and state income tax rate in 2002 was 38.2% compared to 37.9% in 2001.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        Revenues.    Revenues increased $63.1 million, or 18.2%, to $410.6 million for the year ended December 31, 2001 from $347.5 million for the year ended December 31, 2000 primarily due to:

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

        Cost of Educational Services.    Cost of educational services increased $36.4 million, or 17.2%, to $248.1 million in 2001 from $211.7 million in 2000. The principal causes of this increase included:

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

        Student Services and Administrative Expenses.    Student services and administrative expenses increased $16.6 million, or 17.6%, to $110.8 million in 2001 from $94.2 million in 2000. Student services and administrative expenses decreased to 27.0% of revenues in 2001 compared to 27.1% of revenues in 2000. Media advertising costs increased 22.5% in 2001, or 4.3% more than the 18.2% increase in revenues. Despite the increase in media advertising costs and an increase in bad debt expense, fixed costs at our institutes did not increase proportionately with revenues.

        Income Taxes.    Our combined effective federal and state income tax rate in 2001 was 37.9% compared to 38.1% in 2000.

Liquidity and Capital Resources

        In 2002, we indirectly derived approximately 65% of our revenues, determined on a cash accounting basis as defined by the ED's regulations, from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year, which consists of three academic quarters. Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or ten days before the start of the first academic quarter of a student's academic year, and the second and third disbursements are typically received ten days before the start of each subsequent quarter of a student's academic year. While the timing of loan disbursements to us is subject to a student's directions to the lender and to existing regulatory requirements regarding such disbursements, we have typically received student loan funds upon the lender's disbursement of the student loan funds.

        On May 10, 2002, we declared a two-for-one split of our common stock, effected on June 6, 2002 by payment of a stock dividend to all shareholders of record at the close of business on May 28, 2002 of one share on each one share of our common stock issued and outstanding or held as treasury stock on May 28, 2002 ("Stock Split"). Our earnings per share amounts and the number of shares in all prior periods have been restated to reflect the Stock Split.

        Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In 2000, we repurchased 2,288,400 shares of our common stock at an average cost of $7.94 per share, or $18.2 million in total. In 2001, we repurchased 1,405,000 shares of our common stock at an average cost of $19.42 per share, or $27.3 million in total. In 2002, we repurchased 2,174,300 shares of our common stock at an average cost of $20.44 per share, or $44.5 million in total. All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares. As of December 31, 2002, our existing repurchase authorizations permit us to repurchase an additional 5,294,300 shares of our common stock. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

        Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including institute start-up costs for new institutes. Our net cash items (consisting of cash and cash equivalents, restricted cash and marketable debt securities) increased from $110.2 million at December 31, 2001 to $156.7 million at December 31, 2002. Excluding the $44.5 million used to repurchase 2,174,300 shares of our common stock, the $19.8 million used to purchase our facilities and the $13.6 million we received from the exercise of stock options to purchase our common stock, cash items increased $97.2 million in the year ended December 31, 2002. Marketable debt securities and cash equivalents ranged from a low of $67.6 million in May 2002 to a high of $156.7 million in December 2002.

        We have generated positive cash flows from operations for the past five years. Cash flows from operations in 2002 was $111.4 million (excluding the $15.4 million decrease in marketable debt securities), an increase of $31.5 million from $79.9 million (excluding the $32.5 million increase in marketable debt securities) in 2001. This increase was primarily due to higher cash flows from operations caused by the increase in income and accelerated cash collections from students associated with their use of a supplemental student loan program, called the College Advantage Loan Program ("CALP"). The CALP has been made available to our students by a private funding source since January 2000. The CALP offers eligible students and their parents loans to pay the students' cost of education that federal and state student financial aid sources do not fully cover. CALP loans are non-recourse to us and are disbursed once during each academic year at the start of the first academic quarter of the student's academic year.

        At December 31, 2002, we had positive working capital of $30.8 million. Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $25.8 million to $103.0 million at December 31, 2002 from $77.2 million at December 31, 2001. This increase was primarily due to the students' use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

        During 2001, we recorded a $3.0 million minimum pension liability adjustment with respect to our obligations under the ESI Pension Plan and a corresponding $1.8 million reduction in shareholders' equity, which is net of a $1.2 million deferred tax asset. During 2002, we recorded an additional $5.0 million minimum pension liability adjustment and a corresponding $3.1 million reduction in shareholders' equity, which is net of a $1.9 million deferred tax asset.

        An institution may lose its eligibility to participate in some or all of the Title IV Programs, if the rates at which the institution's students default on federal student loans exceed specific percentages. An institution whose cohort default rate on loans under the Federal Family Education Loan ("FFEL") program and the William D. Ford Federal Direct Loan ("FDL") program is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell Grant programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.

        None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1998, 1999 or 2000 federal fiscal years, the most recent years for which the ED has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 2001 federal fiscal year, which preliminary rates were issued by the ED in February 2003.

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

        The HEA and its implementing regulations now impose a limit on the amount of Title IV Program funds withdrawing students can use to pay their education costs ("Return Policy"). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.

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

        Under a provision of the HEA commonly referred to as the "90/10" Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. For our 2002 fiscal year, the range of our campus groups was from approximately 52% to approximately 73%.

        During 2002, we purchased the facilities of six of our institutes for a total of $19.8 million. We previously leased these facilities under operating lease agreements. As of December 31, 2002, we had committed to purchase the facility of one additional institute in 2003 for $4.1 million. We may purchase additional facilities of our institutes in 2003.

        As of December 31, 2002, we leased all of our other facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 14 years and management expects that those leases will be renewed or replaced by other leases in the normal course of business, or that we will purchase the facilities represented by those leases. There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

        Future minimum rental payments (in thousands) required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows:

2003	$27,245
2004	27,379
2005	21,236
2006	17,210
2007	14,704
Later years	40,899

$148,673

        Our capital assets, other than our facilities discussed above, consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture, software and leasehold improvements. Capital expenditures, excluding facility purchases, totaled $14.3 million during 2002 and primarily included expenditures of $7.9 million to replace or add furniture, equipment or computers at existing institutes, $1.0 million on leasehold improvements, $2.3 million for new ITT Technical Institutes, $1.2 million for additional software for our institutes and $1.9 million for developed or purchased software and computer equipment to enhance our current information systems. Leasehold improvements represent part of our continuing effort to maintain our existing facilities in good condition. Capital expenditures decreased by $7.3 million to $14.3 million in 2002 from $21.6 million in 2001, principally due to the $7.0 million spent in 2001 to replace computer equipment used in the computer-aided drafting technology program with computer equipment that can also be used in CDD and IT programs. To date, cash generated from operations has been sufficient to meet our capital expenditures.

        We plan to continue to upgrade and expand current facilities and equipment. We expect that 2003 capital expenditures will be approximately $20 to $25 million. The capital additions for a new institute are approximately $0.4 million and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million. We anticipate that our planned capital additions can be funded from cash flows from operations. Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

        We do not believe that any reduction in cash and cash equivalents or marketable debt securities that may result from its use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

        We do not have any off-balance sheet arrangements or any other significant long-term obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments. There are no commitments or guarantees that provide for the potential issuance of shares of our common stock.

Factors That May Affect Future Results

        All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon our management's current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by our management.

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

•
the results of the investigation being conducted by the ED which, if adversely determined, could cause the ED to subject us to monetary fines or penalties or other sanctions (including a limitation, suspension or termination of our ability to participate in federal student financial aid programs) that could adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes;

•
the results of the United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc. et al. case which, if adversely determined, could result in a demand for repayment of Title IV Program funds, trebled under the False Claims Act, 31 U.S.C. § 3730, and penalties;

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

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item concerning our directors, nominees for director, executive officers and disclosure of delinquent filers is incorporated herein by reference to our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.    EXECUTIVE COMPENSATION.

        The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.    CONTROLS AND PROCEDURES.

        We maintain a set of disclosure controls and procedures ("DCP") that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, we maintain a set of internal controls and procedures for financial reporting ("ICP") that are designed to provide reasonable assurances that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of our 2002 fiscal year, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our DCP and ICP pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer concluded that our DCP and ICP are effective.

        There have been no significant changes in our ICP or other factors that could significantly affect those controls and procedures subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

	2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts of the Company for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 appear on page F-18.
	3.	Quarterly Results for 2002 and 2001 (unaudited) appear on page F-19.
	4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-6 through S-8, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)		Reports on Form 8-K

On December 18, 2002, we furnished a Current Report on Form 8-K dated December 18, 2002 to report, under Item 9 of Form 8-K, our decision to discontinue enrolling new students at our ITT Technical Institutes located in Hayward and Santa Clara, California and to gradually cease operations at those two institutes within approximately two years.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of ITT Educational Services, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the consolidated financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule on the valuation and qualifying accounts of ITT Educational Services, Inc. for the years ended December 31, 2002, 2001, and 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of revenue recognition for certain fees effective January 1, 2000.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
January 17, 2003

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$464,946	$410,551	$347,524
Costs and Expenses
Cost of educational services	267,503	248,129	211,653
Student services and administrative expenses	129,134	110,816	94,156

Total costs and expenses	396,637	358,945	305,809

Operating income	68,309	51,606	41,715
Interest income, net	2,684	2,708	2,707

Income before income taxes	70,993	54,314	44,422
Income taxes	27,139	20,600	16,937

Income before cumulative effect of change in accounting principle	43,854	33,714	27,485
Cumulative effect of change in accounting principle, net of tax (Note 1)	—	—	(2,776)

Net income	$43,854	$33,714	$24,709

Earnings (loss) per common share (basic)(a):
Income before cumulative effect of change in accounting principle	$0.96	$0.71	$0.57
Cumulative effect of change in accounting principle, net of tax	—	—	(0.06)

Net income	$0.96	$0.71	$0.51

Earnings (loss) per common share (diluted)(a):
Income before cumulative effect of change in accounting principle	$0.94	$0.70	$0.57
Cumulative effect of change in accounting principle, net of tax	—	—	(0.06)

Net income	$0.94	$0.70	$0.51

(a)
Earnings per common share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$123,934	$63,702
Restricted cash	7,103	5,462
Marketable debt securities	25,671	41,068
Accounts receivable, less allowance for doubtful accounts of $1,810 and $2,216	8,973	12,679
Deferred and prepaid income tax	1,988	2,805
Prepaids and other current assets	5,597	7,310

Total current assets	173,266	133,026
Property and equipment, net	62,584	49,593
Direct marketing costs	10,609	10,520
Other assets	1,248	1,076

Total assets	$247,707	$194,215

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$18,162	$16,007
Accrued compensation and benefits	9,196	7,113
Other accrued liabilities	12,140	5,100
Deferred revenue	102,997	77,152

Total current liabilities	142,495	105,372
Deferred income tax	6,204	6,051
Minimum pension liability	8,041	3,021
Other liabilities	1,943	1,583

Total liabilities	158,683	116,027

Commitments and contingent liabilities (Note 8)
Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued(a)	540	270
Capital surplus	40,393	37,355
Retained earnings	184,409	148,602
Accumulated other comprehensive income	(4,888)	(1,837)
Treasury stock, 8,986,267 and 7,748,156 shares(a), at cost	(131,430)	(106,202)

Total shareholders' equity	89,024	78,188

Total liabilities and shareholders' equity	$247,707	$194,215

(a)
The number of shares in the prior period have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows provided by (used for) operating activities:
Net income	$43,854	$33,714	$24,709
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	2,776
Depreciation and amortization	21,117	18,527	14,519
Provision for doubtful accounts	6,872	8,576	5,104
Deferred taxes	2,156	2,766	3,091
Increase/decrease in operating assets and liabilities:
Marketable debt securities	15,397	(32,482)	6,511
Accounts receivable	(3,166)	(8,841)	(5,833)
Direct marketing costs	(89)	(426)	(1,382)
Accounts payable and accrued liabilities	13,304	4,639	(5,183)
Prepaids and other assets	1,541	(596)	(2,273)
Deferred revenue	25,845	21,501	14,609

Net cash provided by (used for) operating activities	126,831	47,378	56,648

Cash flows provided by (used for) investing activities:
Facility purchases	(19,843)	—	—
Capital expenditures, net	(14,265)	(21,560)	(29,393)

Net cash provided by (used for) investing activities	(34,108)	(21,560)	(29,393)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(44,451)	(27,289)	(18,181)
Exercise of stock options	13,601	8,603	94

Net cash flow provided by (used for) financing activities	(30,850)	(18,686)	(18,087)

Net increase (decrease) in cash, cash equivalents and restricted cash	61,873	7,132	9,168
Cash, cash equivalents and restricted cash at beginning of period	69,164	62,032	52,864

Cash, cash equivalents and restricted cash at end of period	$131,037	$69,164	$62,032

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$17,328	$14,999	$11,642
Non-cash financing activities:
Issuance of treasury stock for incentive plan and board of directors' plan	$883	$311	$293

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

						Accumulated Other Compre- hensive Income
	Common Stock						Treasury Stock
			Capital Surplus	Retained Earnings	Compre- hensive Income
	Shares(a)	Amount					Shares(a)	Amount	Total
Balance as of December 31, 1999	54,069	$270	$33,912	$92,501			$(4,838)	$(68,912)	$57,771
Exercise of stock options			26				8	68	94
Purchase of treasury stock							(2,288)	(18,181)	(18,181)
Issue treasury stock for employee incentive plan				(95)			44	388	293
Net income for 2000				24,709					24,709

Balance as of December 31, 2000	54,069	270	33,938	117,115		—	(7,074)	(86,637)	64,686
Exercise of stock options			3,399	(2,227)			698	7,431	8,603
Purchase of treasury stock							(1,404)	(27,289)	(27,289)
Issue treasury stock for employee incentive plan			3				28	272	275
Issue treasury stock for board of directors plan			15				4	21	36
Comprehensive income
Net income for 2001				33,714	$33,714				33,714
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,837)	(1,837)			(1,837)

Other comprehensive income					(1,837)

Comprehensive income					31,877

Balance as of December 31, 2001	54,069	270	37,355	148,602		(1,837)	(7,748)	(106,202)	78,188
Exercise of stock options			3,308	(7,925)			885	18,218	13,601
Purchase of treasury stock							(2,174)	(44,451)	(44,451)
Issue treasury stock for employee incentive plan				(122)			48	968	846
Issue treasury stock for board of directors plan							3	37	37
2-for-1 stock split		270	(270)						—
Comprehensive income:
Net income for 2002				43,854	43,854				43,854
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(3,051)	(3,051)			(3,051)

Other comprehensive income					(3,051)

Comprehensive income					$40,803

Balance as of December 31, 2002	54,069	$540	$40,393	$184,409		$(4,888)	(8,986)	$(131,430)	$89,024

(a)
The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(Dollar amounts in thousands, unless otherwise stated)

1.    Summary of Accounting Principles and Policies

        Business Activities.    We are a leading proprietary postsecondary education system in the United States, and we primarily offer career-focused, technical degree programs of study. At December 31, 2002, we operated 74 technical institutes throughout the United States. We maintain our corporate headquarters in Indianapolis, Indiana.

        Principles of Consolidation.    The consolidated financial statements include both our and our wholly-owned subsidiaries' accounts. All significant intercompany balances and transactions are eliminated in consolidation.

        Use of Estimates.    The preparation of these financial statements, in conformity with generally accepted accounting principles, includes estimates that are determined by our management. Actual results may differ from estimates used.

        Reclassifications.    Certain reclassifications have been made to conform to the 2002 presentation.

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

        Investment income for the year ended December 31, 2002, 2001 and 2000 consists of:

	Year Ended December 31,
	2002	2001	2000
Net realized gains (losses) on the sale of trading securities	$(48)	$19	$(235)
Interest and dividend income, net	2,463	2,653	2,628
Change in net unrealized holding gain (loss)	269	36	314

	$2,684	$2,708	$2,707

        Property and Equipment.    We include all property and equipment in our financial statements at cost. Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Estimated, useful lives generally range from three to ten years for furniture and equipment, three to 14 years for leasehold improvements, 25 to 40 years for buildings and three to eight years for capitalized software. Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We began following the guidance provided by SAB 101 effective January 1, 2000 and recorded a cumulative effect of change in accounting of $4,477, less $1,701 of deferred taxes. In conformity with SAB 101, we changed the method by which we recognize the laboratory and admission processing fees charged to a student as revenue. Previously, the quarterly laboratory fee was recognized as revenue at the beginning of each academic quarter and the admission processing fee was recognized as revenue when we received the fee. As of January 1, 2000, admission processing and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months and deferred revenue is recorded for fees collected in excess of revenue recognized. If a student discontinues training, all unrecognized revenue relating to those fees is recognized upon the student's departure.

        We report 12 weeks of tuition revenue in each of our four fiscal quarters. We standardized the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter can fluctuate from quarter to quarter each year. The total number of weeks of school during each year is 48.

        Advertising Costs.    We expense all advertising costs as incurred.

        Direct Marketing Costs.    Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include salaries and employee benefits of recruiting representatives and other direct costs less admission processing fees. Successful efforts is the ratio of students enrolled to prospective students interviewed. Direct marketing costs are amortized on an accelerated basis over the average course length of 24 months commencing on the class start date. Direct marketing costs on the balance sheet totaled $10,609 at December 31, 2002 and $10,520 at December 31, 2001, net of accumulated amortization of $10,484 at December 31, 2002 and $9,967 at December 31, 2001.

        Income Taxes.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," we account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities.

        Treasury Stock.    Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value. Treasury stock is accounted for under the last in, first out method.

        Earnings Per Common Share.    On May 10, 2002, we declared a two-for-one split of our common stock, effected on June 6, 2002 by payment of a stock divided to all shareholders of record at the close of business on May 28, 2002 of one share on each one share of our common stock issued and outstanding or held as treasury stock on May 28, 2002. Our earnings per share amounts and the number of shares in all prior periods have been restated to reflect this stock split.

        Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, "Earnings Per Share." This data is based on historical net income and the average number of shares of our common stock outstanding during each period.

	Average shares outstanding for the year ended December 31,
	2002	2001	2000
	(in thousands)
Basic	45,736	47,208	48,036
Diluted	46,793	48,216	48,370

        The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

2.    Financial Aid Programs

        We participate in various federal student financial aid programs under Title IV ("Title IV Programs") of the Higher Education Act of 1965, as amended ("HEA"). Approximately 65% of our 2002 revenue, determined on a cash accounting basis as defined by the U.S. Department of Education ("ED") regulations, was indirectly derived from funds distributed under these programs.

        We participate in the Federal Perkins Loan ("Perkins") program and administer on behalf of the federal government a pool of Perkins student loans which aggregated $2,930 at December 31, 2002 and $4,601 at December 31, 2001. We have recorded in our financial statements only our aggregate mandatory contributions to this program, which aggregated $165 at December 31, 2002 and $301 at December 31, 2001. In order to cover potential losses related to funds committed by us under the Perkins program, we provided $165 at December 31, 2002 and $85 at December 31, 2001.

        We administer the Title IV Programs in separate accounts as required by government regulation. We are required to administer the funds in accordance with the requirements of the HEA and the

ED's regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event we do not comply with federal requirements, or if student loan default rates rise to a level considered excessive by the federal government, we could lose our eligibility to participate in Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Our management believes that we are in substantial compliance with the federal requirements.

3.    Restricted Cash

        We participate in the Electronic Funds Transfer ("EFT") program through the ED. All monies transferred to us via the EFT program are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into our cash account. These amounts are classified as restricted cash until they are applied to the students' accounts.

4.    Property and Equipment

        Fixed assets include the following:

	December 31,
	2002	2001
Furniture and equipment	$114,407	$105,087
Buildings	14,894	—
Leasehold improvements	10,495	9,667
Capitalized software	14,378	13,153
Land and land improvements	5,021	60
Construction in progress	55	—

	159,250	127,967
Less accumulated depreciation	(96,666)	(78,374)

	$62,584	$49,593

        Accumulated depreciation includes accumulated amortization of capitalized software of $4,427 at December 31, 2002 and $2,325 at December 31, 2001. Depreciation and amortization expense includes software amortization of $2,491 for the year ended December 31, 2002, $1,489 for the year ended December 31, 2001 and $677 for the year ended December 31, 2000.

5.    Taxes

        The provision for income taxes attributable to income before income taxes and cumulative effect of change in accounting principle includes the following:

	Year Ended December 31,
	2002	2001	2000
Current
Federal	$22,263	$16,104	$12,455
State	2,720	1,730	1,391

	24,983	17,834	13,846
Deferred
Federal	1,800	2,308	2,682
State	356	458	409

	2,156	2,766	3,091

	$27,139	$20,600	$16,937

        Deferred tax assets (liabilities) include the following:

	December 31,
	2002	2001	2000
Direct marketing costs	$(4,161)	$(4,127)	$(3,835)
Capitalized software	(3,903)	(4,247)	(2,716)
Deferral of book costs	(1,665)	(1,714)	—
Accrued pension	(1,849)	—	—

Total deferred tax liabilities	(11,578)	(10,088)	(6,551)

Deferred revenue	1,987	2,183	1,748
Depreciation	250	607	1,078
Minimum pension liability	3,153	1,184	—
Other	1,972	2,085	1,278

Total deferred tax assets	7,362	6,059	4,104

Net deferred tax assets (liabilities)	$(4,216)	$(4,029)	$(2,447)

        Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

	Year Ended December 31,
	2002	2001	2000
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8%	2.6%	2.6%
Permanent differences and other	0.4%	0.3%	0.5%

Effective income tax rate	38.2%	37.9%	38.1%

        The tax benefit associated with the exercise of non-qualified stock options reduced taxes currently payable by $3,446 in 2002 and $2,291 in 2001, and was recorded as an increase to capital surplus.

6.    Retirement Plans

        Employee Pension Benefits.    Our ESI Pension Plan, a non-contributory defined benefit pension plan, commonly referred to as a cash balance plan, covers substantially all of our employees. This plan provides benefits based on an employee's annual earnings times an established percentage of pay determined by the employee's age and years of benefit service.

        Our ESI Excess Pension Plan, a non-qualified, unfunded retirement plan, covers a select group of our management. This plan provides for payment of those benefits at retirement that cannot be paid from the ESI Pension Plan due to federal statutory limits on the amount of benefits that can be paid and compensation that can be recognized under a tax-qualified retirement plan. The practical effect of the ESI Excess Pension Plan is to provide retirement benefits to all of our employees on a uniform basis.

        The following tables are based on an actuarial valuation date as of September 30 and amounts recognized in our consolidated financial statements as of December 31:

        Net periodic benefit cost for the plans:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Service cost	$5,209	$4,835	$4,316
Interest cost	1,309	923	531
Expected return on assets	(1,464)	(1,264)	(630)
Recognized net actuarial loss/(gain)	354	—	—
Amortization of prior service cost	(88)	—	—

Net periodic pension cost	$5,320	$4,494	$4,217

        Change in benefit obligation:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Projected benefit obligation at beginning of period	$18,294	$12,165
Service cost	5,209	4,835
Actuarial loss	3,826	1,607
Interest cost	1,309	923
Plan amendments	—	(795)
Benefits paid	(1,024)	(441)

Projected benefit obligation at end of period	27,614	18,294
Fair value of plan assets	15,399	12,683

Funded status	(12,215)	(5,611)
Unrecognized net actuarial loss	11,437	4,993
Unrecognized prior service cost	(707)	(795)
Minimum pension liability adjustment	(8,041)	(3,021)

Accrued benefit cost	$(9,526)	$(4,434)

        Change in plan assets:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Fair value of plan assets at beginning of year	$12,683	$10,211
Actual return on plan assets	(1,508)	(1,187)
Employer contributions	5,211	4,100
Benefits paid	(987)	(441)

Fair value of plan assets at end of year	$15,399	$12,683

        Weighted-average assumptions as of September 30, 2002, 2001 and 2000:

	2002	2001	2000
Discount rate at beginning of year	7.25%	7.75%	7.50%
Discount rate at end of year	6.50%	7.25%	7.75%
Expected return on plan assets	8.00%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

        Retirement Savings Plan.    Our ESI 401(k) Plan, a defined contribution plan, covers substantially all of our employees. Our contributions under this 401(k) plan are made in the form of shares of our common stock. A plan participant cannot redirect our contributions to other plan investment options until the participant reaches age 55.

        Our ESI Excess Savings Plan, a non-qualified, unfunded deferred compensation plan, covers a select group of our management. The plan provides for salary deferral of contributions that the participants are unable to make under the ESI 401(k) Plan and our contributions that cannot be paid under the ESI 401(k) Plan due to federal statutory limits on the amount that an employee can contribute under a defined contribution plan. The practical effect of the ESI Excess Savings Plan is to provide a savings plan to all of our employees on a uniform basis.

        The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were $2,734 for the year ended December 31, 2002, $2,572 for the year ended December 31, 2001, and $2,134 for the year ended December 31, 2000.

7.    Stock Option and Key Employee Incentive Plans

        We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan ("1994 Plan") and the 1997 ITT Educational Services, Inc. Incentive Stock Plan ("1997 Plan"). We also established the 1999 Outside Directors Stock Option Plan ("1999 Stock Plan"), which provides for awards of non-qualified stock options to non-employee directors. We have adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

        Under the 1994 Plan, a maximum of 810,000 shares of our common stock may be issued upon exercise of options. Under the 1997 Plan, a maximum of 1.5% of our outstanding common shares may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Plan, a maximum of 8,100,000 shares of our common stock may be issued upon exercise of options and pursuant to other forms of awards. Under the 1999 Stock Plan, a maximum of 500,000 shares of our common stock may be issued upon exercise of options and pursuant to other forms of awards. Under all Plans, the option price may not be less than 100% of the fair market value of our common stock on the date of grant. Under the 1994 Plan and 1997 Plan, the options vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. Under the 1999 Stock Plan, the options vest and become exercisable on the first anniversary of the grant, except that options issued during 1999 were immediately vested and exercisable. The options outstanding, granted, exercised and forfeited for the three years ended December 31, 2002 are as follows:

	2002		2001		2000
	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price
Outstanding at beginning of year	3,765,446	$10.38	3,422,000	$10.20	2,493,000	$11.63
Granted	938,000	17.98	1,091,000	10.09	1,007,000	6.79
Forfeited	(26,670)	13.08	(63,012)	9.05	(8,000)	10.84
Exercised	(885,361)	11.63	(684,542)	10.15	(70,000)	11.87

Outstanding at end of year	3,791,415	$11.95	3,765,446	$10.38	3,422,000	$10.20

	Exercise Price Range
	$2.22	$4.44-$5.97	$6.75-$9.72	$10.44-$15.45	$17.06-$25.15	Total
Options outstanding at end of year	180,000	135,000	1,489,747	551,168	1,435,500	3,791,415
Weighted average exercise price on options outstanding	$2.22	$5.46	$8.44	$11.16	$17.72	$11.95
Weighted average remaining contractual life	2.0 years	3.0 years	7.6 years	5.2 years	8.1 years	7.0 years
Options exercisable at end of year	180,000	135,000	616,976	543,498	538,996	2,014,470
Weighted average exercise price on exercisable options outstanding	$2.22	$5.46	$7.98	$11.10	$17.20	$10.61

        If compensation costs for the plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the proforma amounts indicated below:

	December 31,
	2002	2001	2000
Net income as reported	$43,854	$33,714	$24,709
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(3,601)	(3,048)	(2,715)

Proforma net income	$40,253	$30,666	$21,994

Earnings per share:
Basic as reported	0.96	0.71	0.51
Basic proforma	0.88	0.65	0.46
Diluted as reported	0.94	0.70	0.51
Diluted proforma	0.86	0.64	0.45

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three years ended December 31, 2002:

	Year Ended December 31,
	2002	2001	2000
Risk free interest rates	4.4%	5.1%	6.6%
Expected lives (in years)	5	5	5
Volatility	56%	55%	47%
Dividend yield	None	None	None

        In January 2003, the Compensation Committee of our Board of Directors awarded additional stock options for 826,000 shares of our common stock. The effective date of this award was January 21, 2003 and the exercise price is $23.70.

8.    Commitments and Contingent Liabilities

        Lease Commitments.    We lease most of our facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 14 years and we expect that leases will be renewed or replaced by other leases in the normal course of business or that we may purchase the facilities. There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

        Rent expense was $29,421 for the year ended December 31, 2002, $28,026 for the year ended December 31, 2001, and $26,445 for the year ended December 31, 2000.

        Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows:

2003	$27,245
2004	27,379
2005	21,236
2006	17,210
2007	14,704
Later Years	40,899

$148,673

        Future minimum rental payments related to equipment leases are not significant.

        Contingent Liabilities.    We have entered into agreements with unaffiliated, private funding sources to provide loans to students. Some of these agreements require us to guarantee repayment of the student loans if the students fail to pay. Outstanding loans at December 31, 2002 aggregated $1,670 under these agreements.

        We are subject to litigation in the ordinary course of our business. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim in the notes to our financial statements if the likelihood of a potential loss is reasonably possible and the amount involved is material.

        Among the legal actions currently pending is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al. This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees ("relators") on behalf of themselves and the federal government (the "Qui Tam Action"). The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our independent auditor in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (a) treble the amount of unspecified damages sustained by the federal government; (b) a civil penalty of up to $10,000 for each violation of the False Claims Act; (c) double back pay for Susan Newman; and (d) attorney's fees, costs and interest.

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

        The ED is currently investigating our method of compensation for employees involved in student recruitment. In August 2000, the ED advised us that, during the pendency of its investigation, it would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution). During December 2001 and January 2002, however, the ED recertified all of our ITT Technical Institute campus groups to participate in Title IV Programs. All of our campus groups were certified on a provisional basis to participate in Title IV Programs, because of the ED's pending investigation. The ED may withdraw an institution's provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements. The ED may also more closely review an institution that is provisionally certified, if it applies for approval to open a new location or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution's access to Title IV Program funds. In addition, as part of the recertification, the ED approved (a) five ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at one of our campus groups. In the third quarter of 2002, the ED also approved (a) two ITT Technical Institutes as new additional locations of existing main campuses and (b) an increase in the level of program offerings from associate degree to bachelor degree at two of our campus groups.

        In the opinion of our management, based on the information currently available to them, the ultimate outcome of the pending ED investigation and legal and other claims should not have a material adverse effect on our financial condition, results of operations or cash flows.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2002
(In thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write- offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2002	$2,216	$6,872	$(7,278)	$1,810
Year Ended December 31, 2001	$3,419	$8,576	$(9,779)	$2,216
Year Ended December 31, 2000	$2,972	$5,104	$(4,657)	$3,419
FFEL Reserve(1):
Year Ended December 31, 2002	$85	$80	$—	$165
Year Ended December 31, 2001	$1,016	$85	$(1,016)	$85
Year Ended December 31, 2000	$980	$36	$—	$1,016

(1)
Represents Federal Family Education Loan/Perkins Loan programs.

ITT EDUCATIONAL SERVICES, INC.
QUARTERLY RESULTS
FOR 2002 AND 2001
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2001
Revenues	$93,776	$98,464	$106,269	$112,042	$410,551
Cost and expenses	$86,678	$90,840	$92,418	$89,009	$358,945
Operating income	$7,098	$7,624	$13,851	$23,033	$51,606
Interest income, net	$623	$568	$946	$571	$2,708
Net income	$4,788	$5,078	$9,179	$14,669	$33,714
Earnings per share(a)
Basic	$0.10	$0.11	$0.19	$0.31	$0.71
Diluted	$0.10	$0.10	$0.19	$0.31	$0.70
2002
Revenues	$107,543	$110,830	$120,509	$126,064	$464,946
Cost and expenses	$97,663	$100,711	$101,672	$96,591	$396,637
Operating income	$9,880	$10,119	$18,837	$29,473	$68,309
Interest income, net	$487	$808	$755	$634	$2,684
Net income	$6,407	$6,753	$12,101	$18,593	$43,854
Earnings per share(a)
Basic	$0.14	$0.15	$0.26	$0.41	$0.96
Diluted	$0.14	$0.14	$0.26	$0.40	$0.94

(a)
Earnings per share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.
Dated: February 26, 2003	By:	/s/ RENE R. CHAMPAGNE Rene R. Champagne Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RENE R. CHAMPAGNE Rene R. Champagne	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2003
/s/ OMER E. WADDLES Omer E. Waddles	President, Chief Operating Officer and Director (Principal Executive Officer)	February 26, 2003
/s/ KEVIN M. MODANY Kevin M. Modany	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2003
/s/ JULIE A. SHEDD Julie A. Shedd	Vice President, Controller and Treasurer (Principal Accounting Officer)	February 26, 2003
/s/ RAND V. ARASKOG Rand V. Araskog	Director	February 26, 2003
/s/ JOHN E. DEAN John E. Dean	Director	February 26, 2003
/s/ JAMES D. FOWLER, JR. James D. Fowler, Jr.	Director	February 26, 2003

/s/ HARRIS N. MILLER Harris N. Miller	Director	February 26, 2003
/s/ DANIEL P. WEADOCK Daniel P. Weadock	Director	February 26, 2003
/s/ VIN WEBER Vin Weber	Director	February 26, 2003

CERTIFICATIONS

I, Rene R. Champagne, certify that:

        1.    I have reviewed this annual report on Form 10-K of ITT Educational Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003
/s/ RENE R. CHAMPAGNE Chairman and Chief Executive Officer

I, Omer E. Waddles, certify that:

        1.    I have reviewed this annual report on Form 10-K of ITT Educational Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003
/s/ OMER E. WADDLES President and Chief Operating Officer

I, Kevin M. Modany, certify that:

        1.    I have reviewed this annual report on Form 10-K of ITT Educational Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003
/s/ KEVIN M. MODANY Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description		Page No. In This Filing
3.1	(1)	Restated Certificate of Incorporation, as Amended to Date
3.2	(2)	Restated By-laws, as Amended to Date
10.1	(3)	Registration Rights Agreement between ITT/ESI and ITT
10.2	(3)	Tax Sharing Agreement between ITT/ESI and ITT
10.3	(3)	Intercompany Agreement between ITT/ESI and ITT
10.4	(3)	Trade Name and Service Mark License Agreement between ITT/ESI and ITT
10.5	(3)	Employee Benefits and Administrative Services Agreement between ITT/ESI and ITT
10.6	(3)	Treasury Services and Credit Facilities Agreement between ITT/ESI and ITT
10.7	*(4)	ITT Educational Services, Inc. 1994 Stock Option Plan
10.8	*(5)	1997 ITT Educational Services, Inc. Incentive Stock Plan
10.9	(6)	Employee Benefits Agreement between ITT/ESI and ITT
10.10	(6)	Income Tax Sharing Agreement between ITT/ESI, ITT and Starwood Hotels & Resorts Worldwide, Inc.
10.11	(6)	Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation
10.12	(7)	Amended and Restated Registration Rights Agreement between ITT/ESI and ITT
10.13	(8)	Stockholder Agreement between ITT/ESI and ITT
10.14	*(9)	ESI 401(k) Plan
10.15	*(6)	ESI Excess Savings Plan
10.16	*(10)	ESI Pension Plan
10.17	(11)	Stock Repurchase Agreement between ITT/ESI and ITT
10.18	(12)	First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation.
10.19	*(1)	ESI Excess Pension Plan
10.20	*(13)	1999 Outside Directors Stock Option Plan.
10.21	*(14)	ESI Non-Employee Directors Deferred Compensation Plan
10.22	*(15)	ESI Executive Deferred Bonus Compensation Plan
10.23	*(16)	First Amendment of ESI Pension Plan
10.24	(16)	Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)
10.25	*(16)	First Amendment to ESI Excess Savings Plan

10.26	*(17)	Second Amendment of ESI Pension Plan
10.27	*(18)	ESI Senior Executive Severance Pay Plan
10.28	*(18)	ESI Special Senior Executive Severance Pay Plan.
10.29	*(19)	Third Amendment of ESI Pension Plan
10.30	*(19)	Restated ESI 401(k) Plan, as Amended to Date.
10.31	*(20)	First Amendment of ESI 401(k) Plan
10.32	*(21)	Second Amendment to ESI Excess Savings Plan
10.33	*	Fourth Amendment of ESI Pension Plan
11		Statement re Computation of Per Share Earnings.
21		Subsidiaries
23		Consent of PricewaterhouseCoopers LLP
99.1		Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350
99.2		Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350

*
The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1999 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(2)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(3)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1994 Annual Report on Form 10-K is incorporated herein by reference.

(4)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.

(5)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(6)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(7)
The copy of this exhibit filed as Exhibit 99.2 to Starwood Hotels & Resorts Worldwide, Inc.'s and ITT's Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.

(8)
The copy of this exhibit filed as Exhibit 99.1 to Starwood Hotels & Resorts Worldwide, Inc.'s and ITT's Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.

(9)
The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI's Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.

(10)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1998 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(11)
The copy of this exhibit filed as Exhibit 99.1 to ITT/ESI's current report on Form 8-K dated December 21, 1998 is incorporated herein by reference.

(12)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1998 Annual Report on Form 10-K is incorporated herein by reference.

(13)
The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI's Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.

(14)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1999 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(15)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2000 first fiscal quarter report on Form 10-Q is incorporated herein by reference.

(16)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(17)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2001 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(18)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2001 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(19)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2001 Annual Report on Form 10-K is incorporated herein by reference.

(20)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2002 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(21)
The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

QuickLinks

PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  Item 14. CONTROLS AND PROCEDURES.
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
  SCHEDULE II
ITT EDUCATIONAL SERVICES, INC. VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 2002 (In thousands)
ITT EDUCATIONAL SERVICES, INC. QUARTERLY RESULTS FOR 2002 AND 2001 (In thousands, except per share data) (unaudited)
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS