Form 10-Q
period 2003-03-31
ITT EDUCATIONAL SERVICES INC
filed 2003-04-28
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes      ☒      No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☒      No      ☐

44,775,305

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2003

ITT EDUCATIONAL SERVICES, INC.

Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission
March 31, 2003

PART I

FINANCIAL INFORMATION

Item 1.                              FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$122,399	$107,543

Costs and Expenses
Cost of educational services	71,732	65,886
Student services and administrative expenses	36,998	31,777
Total costs and expenses	108,730	97,663

Operating income	13,669	9,880

Interest income, net	448	487

Income before income taxes	14,117	10,367

Income taxes	5,435	3,960

Net income	$8,682	$6,407

Earnings per common share (a):
Basic	$0.19	$0.14
Diluted	$0.19	$0.14

(a) Earnings per common share in the prior period have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	December 31, 2002	March 31, 2002
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$106,451	$123,934	$95,307
Restricted cash	—	7,103	—
Marketable debt securities	28,264	25,671	15,510
Accounts receivable, net	9,162	8,973	11,560
Deferred and prepaid income tax	2,609	1,988	3,415
Prepaids and other current assets	8,232	5,597	12,609
Total current assets	154,718	173,266	138,401
Property and equipment, net	66,566	62,584	47,469
Direct marketing costs	10,555	10,609	10,483
Other assets	1,707	1,248	978
Total assets	$233,546	$247,707	$197,331

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24,695	$18,162	$27,621
Accrued compensation and benefits	4,900	9,196	3,842
Other accrued liabilities	9,306	12,140	6,845
Deferred revenue	98,323	102,997	77,879
Total current liabilities	137,224	142,495	116,187
Deferred income tax	5,318	6,204	7,328
Minimum pension liability	8,041	8,041	3,022
Other liabilities	2,038	1,943	1,587
Total liabilities	152,621	158,683	128,124

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	––	––	––
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued (a)	540	540	270
Capital surplus	45,014	40,393	39,394
Retained earnings	181,999	184,409	149,453
Accumulated comprehensive income	(4,888)	(4,888)	(1,837)
Treasury stock, 9,293,599, 8,986,267, and 8,279,056 shares (a), at cost	(141,740)	(131,430)	(118,073)
Total shareholders' equity	80,925	89,024	69,207
Total liabilities and shareholders' equity	$233,546	$247,707	$197,331

(a) The number of shares in the prior period have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows provided by (used for) operating activities:
Net income	$8,682	$6,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,416	5,262
Provision for doubtful accounts	2,002	2,063
Deferred taxes	(1,507)	403
Increase/decrease in operating assets and liabilities:
Marketable debt securities	(2,593)	25,558
Accounts receivable	(2,191)	(944)
Direct marketing costs	54	37
Accounts payable and accrued liabilities	(493)	11,220
Prepaids and other assets	(3,094)	(5,201)
Deferred revenue	(4,674)	727
Net cash provided by (used for) operating activities	1,602	45,533

Cash flows provided by (used for) investing activities:
Facility purchases	(7,641)	—
Capital expenditures, net	(1,757)	(3,138)
Net cash provided by (used for) investing activities	(9,398)	(3,138)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(27,958)	(24,551)
Exercise of stock options	11,168	8,299
Net cash provided by (used for) financing activities	(16,790)	(16,252)

Net increase (decrease) in cash, cash equivalents and restricted cash	(24,586)	26,143

Cash, cash equivalents and restricted cash at beginning of period	131,037	69,164

Cash, cash equivalents and restricted cash at end of period	$106,451	$95,307

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income	Treasury Stock		Total
	Shares (a)	Amount					Shares (a)	Amount

Balance as of December 31, 2001	54,069	$270	$37,355	$148,602	$	$(1,837)	(7,748)	$(106,202)	$78,188
Exercise of stock options			3,308	(7,925)			885	18,218	13,601
Purchase of treasury stock							(2,174)	(44,451)	(44,451)
Issue treasury stock for employee incentive plan				(122)			48	968	846
Issue treasury stock for board of directors plan							3	37	37
2-for-1 stock split		270	(270)						—
Comprehensive income:
Net income for 2002				43,854	43,854				43,854
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(3,051)	(3,051)			(3,051)
Other comprehensive income					(3,051)
Comprehensive income					$40,803
Balance as of December 31, 2002	54,069	540	40,393	184,409		(4,888)	(8,986)	(131,430)	89,024
For the three months ended March 31, 2003 (unaudited):
Exercise of stock options			4,621	(11,092)			742	17,639	11,168
Purchase of treasury stock							(1,050)	(27,958)	(27,958)
Issue treasury stock for board of directors plan							1	9	9
Net income				8,682	$8,682				8,682
Balance as of March 31, 2003	54,069	$540	$45,014	$181,999		$(4,888)	(9,293)	$(141,740)	$80,925

(a) The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Dollar amounts in thousands, unless otherwise stated)

1.      Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim periods.  In the opinion of our management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial condition and results of operations.  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with generally accepted accounting principles, have been omitted.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2002.

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

	Average Shares Outstanding (in thousands)
	Three Months Ended March 31,
	2003	2002
Basic	45,014	46,148
Diluted	46,042	47,242

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

3.      Property and Equipment

During the three months ended March 31, 2003, we purchased two of our facilities, which we previously leased under operating lease agreements, for a total of $7.6 million.  The estimated useful lives for the buildings included on the property range from 20 to 40 years

4.      Stock Option Plans

We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan and the 1997 ITT Educational Services, Inc. Incentive Stock Plan, and we also established the 1999 Outside Directors Stock Option Plan (collectively, the “Plans”).  We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Accordingly, no compensation cost has been recognized in the financial statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share for the three months ended March 31, 2003 would have been reduced to the proforma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
Net income as reported	$8,682	$6,407

Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(1,161)	(886)

Proforma net income	$7,521	$5,521

Earnings per share:
Basic as reported	$0.19	$0.14
Basic proforma	$0.17	$0.12

Diluted as reported	$0.19	$0.14
Diluted proforma	$0.16	$0.12

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002

Risk free interest rates	2.7%	4.4%
Expected lives (in years)	5	5
Volatility	57%	56%
Dividend yield	None	None

5.      Contingencies

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

A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal government for an alleged submission to the federal government of a false claim for payment.  A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice (“DOJ”) decides whether to intervene in the litigation.  Whenever a relator files a qui tam action, the DOJ typically initiates an investigation in order to determine whether to intervene in the litigation.  If the DOJ intervenes, it has primary control over the litigation.  If the DOJ declines to intervene, the relator may pursue the litigation on behalf of the federal government and, if successful, receives a portion of the federal government’s recovery. On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action.  On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support their claims and gave the relators 20 days to file an amended complaint.  The relators filed an amended complaint on April 22, 2002 against all of the defendants.  On March 31, 2003, the court issued a final judgment in the Qui Tam Action dismissing with prejudice all of the relators’ claims against us and all of the other defendants for failure to state a claim.  The relators and the federal government have through May 30, 2003 to file a notice of appeal, if they intend to appeal the judgment.

In the opinion of our management, based on the information currently available to them, the ultimate outcome of the pending legal and other claims should not have a material adverse effect on our financial condition, results of operations or cash flows.

In March 2003, the U.S. Department of Education (“ED”) officially closed its investigation of whether our method of compensating employees involved in student recruitment was in compliance with the provision of the HEA that prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity.  The ED closed its investigation without issuing any findings, and it formally withdrew, lifted and removed all sanctions and limitations contained in an August 2000 letter which provided that, during the pendency of the ED’s investigation, the ED would not approve any application submitted by any ITT Technical Institute with respect to any change of ownership, additional location, certification of initial or continuing eligibility, or extension of course or program offerings (such as raising the level of programs offered at an institution).  In order to expedite the closure of the ED’s investigation and the withdrawal of its August 2000 letter, we paid the ED an immaterial amount.

Item 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2002 for discussion of, among other matters, the following items:

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

•                                          Return of Title IV Program funds for withdrawn students

•              Default rates

•              College Advantage Loan Program (“CALP”)

•              Our programs in information technology, computer and electronics engineering technology and computer drafting and design

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Revenues increased $14.9 million, or 13.8%, to $122.4 million in the three months ended March 31, 2003 from $107.5 million in the three months ended March 31, 2002.  This increase was due primarily to a 5% increase in tuition rates in March 2003 and a 6.0% increase in the total student enrollment at January 1, 2003 compared to January 1, 2002.  The number of students attending ITT Technical Institutes at January 1, 2003 was 32,631 compared to 30,778 at January 1, 2002.

The total number of new students beginning classes in the three months ended March 31, 2003 was 7,233, compared to 6,818 in the three months ended March 31, 2002.  The total student enrollment on March 31, 2003 was 32,313, compared to 30,986 on March 31, 2002, an increase of 4.3%.

Cost of educational services increased $5.8 million, or 8.9%, to $71.7 million in the three months ended March 31, 2003 from $65.9 million in the three months ended March 31, 2002.  The principal causes of this increase included:

•           the costs required to service the increased enrollment;

•           normal inflationary cost increases for wages, rent and other costs of services; and

•           increased costs due to opening new institutes (one opened in June 2002 and three opened in September 2002).

Cost of educational services as a percentage of revenues decreased to 58.6% in the three months ended March 31, 2003 from 61.3% in the three months ended March 31, 2002.  This decrease was primarily due to:

•              continued facility and faculty utilization efficiencies;

•                                          certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students;

•                                          a reduction of rent expense that resulted from our purchase of eight facilities that we had previously leased in the three months ended March 31, 2002; and

•                                          the reclassification of certain Indiana taxes in the Consolidated Statements of Income from Cost of educational services to Income taxes, based on changes in Indiana tax law.

Student services and administrative expenses increased $5.2 million, or 16.4%, to $37.0 million in the three months ended March 31, 2003 from $31.8 million in the three months ended March 31, 2002, primarily due to increased media advertising expenses (up 25.8%).  Student services and administrative expenses increased to 30.2% of revenues in the three months ended March 31, 2003 from 29.5% in the three months ended March 31, 2002, primarily due to the increased media advertising expenses offset by a reduction in bad debt expense from 1.9% of revenues in the three months ended March 31, 2002 to 1.6% of revenues in the three months ended March 31, 2003.

Operating income increased $3.8 million, or 38.4%, to $13.7 million in the three months ended March 31, 2003 from $9.9 million in the three months ended March 31, 2002.  The operating margin increased to 11.2% of revenues in the three months ended March 31, 2003 from 9.2% in the three months ended March 31, 2002, primarily due to greater facility and faculty utilization efficiencies.

Our combined effective federal and state income tax rate for the three months ended March 31, 2003 was 38.5% compared to 38.2% for the three months ended March 31, 2002, primarily due to changes in Indiana tax law.

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Net cash provided by operating activities was $1.6 million in the three months ended March 31, 2003 compared to $45.5 million in the three months ended March 31, 2002.  This $43.9 million decrease was primarily due to (a) a $25.6 million reduction of marketable debt securities in 2002 to generate cash for facility and treasury stock purchases in 2002 and (b) the timing of payments to vendors.

In the three months ended December 31, 2002, we recorded a $5.0 million minimum liability adjustment with respect to our obligations under the ESI Pension Plan.  This adjustment resulted in a $5.0 million increase in accrued compensation and benefits and a corresponding $3.1 million reduction in shareholders’ equity, which is net of a $1.9 million deferred tax asset, as of March 31, 2003 and December 31, 2002.

Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $20.4 million to $98.3 million at March 31, 2003 from $77.9 million at March 31, 2002.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

Capital expenditures (excluding facility purchases) were $1.8 million in the three months ended March 31, 2003 compared to $3.1 million in the three months ended March 31, 2002.  We expect that capital expenditures (excluding facility purchases) for the full 2003 year will be approximately $20.0 to $25.0 million.  Capital expenditures for each new institute are approximately $0.4 million, and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million.  We expect to be able to fund our planned capital expenditures for the remainder of 2003 from cash flows from operations.

During the three months ended March 31, 2003, we purchased two of our facilities for a total of $7.6 million.  Previously, we leased these facilities under operating lease agreements.  As of March 31, 2003, we had committed to purchase the facility of one additional institute in 2003 for $4.1 million.  We may purchase additional facilities in 2003.

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

Future minimum rental payments (in thousands) that were required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows and include the rental payments required under the operating leases related to the two facilities that we purchased in the three months ended March 31, 2003:

2002	$27,245
2003	27,379
2004	21,236
2005	17,210
2006	14,704
Later years	40,899
$148,673

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

Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  In the three months ended March 31, 2003, we repurchased 1,050,000 shares of our common stock at an average cost of $26.63 per share, or $28.0 million in total.  In the three months ended March 31, 2002, we repurchased 1,150,000 shares of our common stock at an average cost of $21.35 per share, or $24.6 million in total.  All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares.  As of March 31, 2003, our existing repurchase authorizations permit us to repurchase an additional 4,244,300 shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

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

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4.                              CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, we maintain a set of internal controls and procedures for financial reporting (“ICP”) that are designed to provide reasonable assurances that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of our first fiscal quarter of 2003, we conducted an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our DCP and ICP pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer concluded that our DCP and ICP are effective.

There have been no significant changes in our ICP or other factors that could significantly affect those controls and procedures subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.                              LEGAL PROCEEDINGS.

The information set forth in Note 5 of the Notes to Consolidated Financial Statements set forth elsewhere in this report is incorporated herein by reference.

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

Item 2.                              CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following information is furnished as to our securities sold during the three months ended March 31, 2003 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(a)     On January 1, 2003, we issued 382 treasury shares of our common stock to one non-employee  director under the ESI Non-Employee Director Deferred Compensation Plan (“ENDDCP”) as the stock portion of the semi-annual installment payment of his annual retainer.

(b)     On January 1, 2003, we credited 382 treasury shares of our common stock to the deferred share accounts of three other non-employee directors under the ENDDCP as the stock portion of the semi-annual installment payment of their annual retainer.  These shares of our common stock will be issued upon  the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.

The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the first quarter of 2003:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Identity of Broker dealer(s) Used to Effect Purchases	Number of Shares (or Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2003 through January 31, 2003	—	$—	—	—	5,294,300
February 1, 2003 through February 28, 2003	976,300	26.62	(2)	976,300	4,318,000
March 1, 2003 through March 31, 2003	73,700	26.71	(2)	73,700	4,244,300
Total	1,050,000	$26.63		1,050,000

(1)                   On April 13, 2000, we announced that our Board of Directors on April 12, 2000 authorized us to repurchase up to 2.0 million shares of our common stock, as subsequently adjusted by our Board of Directors to give effect to the 2002 Stock Split (the “2000 Repurchase Program”).  As of December 31, 2002, 294,300 shares remained to be repurchased under the 2000 Repurchase Program.  On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase an additional 5.0 million shares of our common stock (the “2002 Repurchase Program”).  As of December 31, 2002, 5.0 million shares remained to be repurchased under the 2002 Repurchase Program.  The terms of both the 2000 Repurchase Program and 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.

(2)                   First Manhattan Co.

Item 6.                              EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed or furnished during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: April 28, 2003

	By:	/s/ Kevin M. Modany
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

Date: April 28, 2003

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

Date: April 28, 2003

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

Date: April 28, 2003

/s/ Kevin M. Modany
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

11	Statement re Computation of Per Share Earnings

99.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

99.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350