Form 10-Q
period 2003-06-30
ITT EDUCATIONAL SERVICES INC
filed 2003-07-17
CIK 922475

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2061311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13000 North Meridian Street Carmel, Indiana	46032-1404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 706-9200

5975 Castle Creek Parkway N. Drive P.O. Box 50466 Indianapolis, Indiana 46250-0466
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes      ☒      No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                Yes      ☒      No      ☐

44,853,914

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2003

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2003

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

INDEX

Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2003 and 2002

Consolidated Balance Sheets as of June 30, 2003 and 2002 (unaudited) and December 31, 2002

Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2003 and June 30, 2003 (unaudited) and the year ended December 31, 2002

Notes to Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues (a)	$124,831	$108,325	$243,831	$213,437

Costs and Expenses (a)
Cost of educational services	72,449	65,508	140,782	128,963
Student services and administrative expenses	36,924	32,698	73,922	64,475
Total costs and expenses	109,373	98,206	214,704	193,438

Operating income	15,458	10,119	29,127	19,999

Interest income, net	550	808	998	1,295

Income before income taxes	16,008	10,927	30,125	21,294

Income taxes	6,163	4,174	11,598	8,134

Net income	$9,845	$6,753	$18,527	$13,160

Earnings per common share (b):
Basic	$0.22	$0.15	$0.41	$0.29
Diluted	$0.21	$0.14	$0.40	$0.28

(a)          Certain reclassifications have been made to conform to the 2003 presentation. See Note 3.

(b)         Earnings per common share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2003	December 31, 2002	June 30, 2002
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$156,212	$123,934	$99,817
Restricted cash	—	7,103	—
Marketable debt securities	12,188	25,671	25,235
Accounts receivable, net	8,322	8,973	11,191
Deferred and prepaid income tax	3,125	1,988	3,139
Prepaids and other current assets	5,619	5,597	8,292
Total current assets	185,466	173,266	147,674
Property and equipment, net	74,885	62,584	48,140
Direct marketing costs	10,618	10,609	10,918
Other assets	789	1,248	882
Total assets	$271,758	$247,707	$207,614

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$41,531	$18,162	$26,642
Accrued compensation and benefits	10,979	9,196	6,197
Other accrued liabilities	17,785	12,140	6,592
Deferred revenue	95,027	102,997	77,384
Total current liabilities	165,322	142,495	116,815
Deferred income tax	3,895	6,204	6,365
Minimum pension liability	8,041	8,041	3,022
Other liabilities	2,561	1,943	1,583
Total liabilities	179,819	158,683	127,785

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued	540	540	540
Capital surplus	45,657	40,393	40,065
Retained earnings	190,342	184,409	154,288
Accumulated other comprehensive income (loss)	(4,888)	(4,888)	(1,837)
Treasury stock, 9,214,990, 8,986,267 and 8,056,264 shares, at cost	(139,712)	(131,430)	(113,227)
Total shareholders’ equity	91,939	89,024	79,829
Total liabilities and shareholders’ equity	$271,758	$247,707	$207,614

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cash flows provided by (used for) operating activities:
Net income	$9,845	$6,753	$18,527	$13,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,597	5,503	11,013	10,765
Provision for doubtful accounts	1,540	1,457	3,542	3,520
Deferred taxes	(1,939)	134	(3,446)	537
Increase/decrease in operating assets and liabilities:
Marketable debt securities	16,076	(9,725)	13,483	15,833
Accounts receivable	(700)	(1,089)	(2,891)	(2,032)
Direct marketing costs	(63)	(435)	(9)	(398)
Accounts payable and accrued liabilities	31,917	298	31,424	11,519
Prepaids and other assets	3,531	4,414	437	(788)
Deferred revenue	(3,296)	(495)	(7,970)	232
Net cash provided by (used for) operating activities	62,508	6,815	64,110	52,348

Cash flows provided by (used for) investing activities:
Facility purchases	(9,662)	—	(17,303)	—
Capital expenditures, net	(4,254)	(6,174)	(6,011)	(9,312)
Net cash provided by (used for) investing activities	(13,916)	(6,174)	(23,314)	(9,312)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(768)	—	(28,726)	(24,551)
Exercise of stock options	1,937	3,869	13,105	12,168
Net cash provided by (used for) financing activities	1,169	3,869	(15,621)	(12,383)

Net increase (decrease) in cash, cash equivalents and restricted cash	49,761	4,510	25,175	30,653

Cash, cash equivalents and restricted cash at beginning of period	106,451	95,307	131,037	69,164

Cash, cash equivalents and restricted cash at end of period	$156,212	$99,817	$156,212	$99,817

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock		Total

	Shares (a)	Amount					Shares (a)	Amount

Balance as of December 31, 2001	54,069	$270	$37,355	$148,602		$(1,837)	(7,748)	$(106,202)	$78,188
Exercise of stock options			3,308	(7,925)			885	18,218	13,601
Purchase of treasury stock							(2,174)	(44,451)	(44,451)
Issue treasury stock for employee incentive plan				(122)			48	968	846
Issue treasury stock for board of directors plan							3	37	37
2-for-1 stock split		270	(270)						—
Comprehensive income:
Net income for 2002				43,854	$43,854				43,854
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment					(3,051)	(3,051)			(3,051)
Other comprehensive income (loss)					(3,051)
Comprehensive income					$40,803
Balance as of December 31, 2002	54,069	540	40,393	184,409		(4,888)	(8,986)	(131,430)	89,024
For the three months ended March 31, 2003 (unaudited):
Exercise of stock options			4,621	(11,092)			742	17,639	11,168
Purchase of treasury stock							(1,050)	(27,958)	(27,958)
Issue treasury stock for board of directors plan							1	9	9
Net income				8,682					8,682
Balance as of March 31, 2003	54,069	540	45,014	181,999		(4,888)	(9,293)	(141,740)	80,925
For the three months ended June 30, 2003 (unaudited):
Exercise of stock options			643	(1,502)			107	2,796	1,937
Purchase of treasury stock							(28)	(768)	(768)
Net income				9,845					9,845
Balance as of June 30, 2003	54,069	$540	$45,657	$190,342		$(4,888)	(9,214)	$(139,712)	$91,939

(a)          The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMETNS
June 30, 2003
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

2.                                       Revenue Recognition for Refunds

If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when a student withdraws during an academic quarter (“Refund Policy”).  The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws.  The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter.  We record revenues net of any refunds paid as a result of any applicable Refund Policy.

3.                                       Reclassifications

Certain reclassifications have been made to conform to the June 30, 2003 presentation.  Previously, as disclosed in the notes to our financial statements, if a student withdrew, the tuition revenue related to the remainder of that academic quarter and the fee revenue related to the remainder of the student’s program were recorded and the amount of any refund resulting from the application of federal, state or accreditation requirements or our refund policy was recorded as an expense.  For the periods presented, we have reclassified these amounts by netting the corresponding revenue and expense related to the remaining tuition and fees with any related refund recorded for students who withdrew.  As a result, revenues and cost of educational services have each been reduced by $2,681 for the three months ended June 30, 2003, $2,505 for the three months ended June 30, 2002, $6,080 for the six months ended June 30, 2003 and $4,936 for the six months ended June 30, 2002.  The reclassifications had no impact on our total consolidated results reported in any period presented.

4.                                       Direct Marketing Costs

We amortize our direct marketing costs on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets.  We define a cost pool as the group of students that begin each academic quarter (“Class”).  The direct marketing costs that are capitalized with respect to a particular Class are amortized using a method that corresponds to the amount of tuition revenue that will be recognized in each academic quarter for that Class.  Since we recognize tuition revenue for a Class on a straight-line basis over the program length, we also recognize the amortization of the capitalized direct marketing costs with respect to that Class on a straight-line basis over the same period.  If a student withdraws, however, any remaining amount of the capitalized direct marketing costs related to that student is expensed immediately, because the realizability of the remaining capitalized direct marketing costs related to that student is impaired.

We review the carrying amount of the capitalized direct marketing costs on a regular basis in order to compare the recorded amounts with the estimated remaining future revenue streams associated with those assets.  If we determine that the value of the capitalized direct marketing costs recorded exceeds the remaining future revenues estimated to be generated from those assets, the excess amount is written off and recorded as an advertising expense for the related period.

5.                                       Earnings Per Share

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

	Average Shares Outstanding
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic	44,830	45,925	44,922	46,037
Diluted	45,921	47,155	45,982	47,199

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

6.                                       Property and Equipment

During the three months ended June 30, 2003, we purchased two of our facilities, which we previously leased under operating lease agreements, for a total of $9.7 million.  During the six months ended June 30, 2003, we purchased four of our facilities, which we previously leased under operating lease agreements, for a total of $17.3 million.  The estimated useful lives for the buildings included on the property range from 20 to 40 years.

7.                                       Stock Option Plans

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

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share would have been reduced to the proforma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002
Net income as reported		$9,845	$6,753	$18,527	$13,160
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(1,330)	(906)	(2,491)	(1,792)

Proforma net income		$8,515	$5,847	$16,036	$11,368

Earnings per share:
Basic as reported		$0.22	$0.15	$0.41	$0.29
Basic proforma		$0.19	$0.13	$0.36	$0.25

Diluted as reported		$0.21	$0.14	$0.40	$0.28
Diluted proforma		$0.19	$0.12	$0.35	$0.24

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Risk free interest rates	2.6%	4.4%	2.7%	4.4%
Expected lives (in years)	5	5	5	5
Volatility	57%	56%	57%	56%
Dividend yield	None	None	None	None

8.                                       Contingencies

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

On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action.  On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support their claims and gave the relators 20 days to file an amended complaint.  The relators filed an amended complaint on April 22, 2002 against all of the defendants.  On March 31, 2003, the court issued a final judgment in the Qui Tam Action dismissing with prejudice all of the relators’ claims against us and all of the other defendants for failure to state a claim.  On April 28, 2003, the relators filed a notice of appeal to the United States Court of Appeals for the Fifth Judicial Circuit.

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

Recognition of revenues is a critical accounting policy that affects our more significant estimates and judgments used in the preparation of our consolidated financial statements, as disclosed in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2002 (“2002 Form 10-K”).  We have revised our critical accounting policy on the recognition of revenues as it pertains to revenue recognition for refunds.  Previously, as disclosed in the notes to our financial statements, if a student withdrew, the tuition revenue related to the remainder of that academic quarter and the fee revenue related to the remainder of the student’s program were recorded and the amount of any refund resulting from the application of federal, state or accreditation requirements or our refund policy was recorded as an expense.  We now record tuition and fee revenues net of any refunds.  Certain reclassifications have been made to the June 30, 2003 presentation as a result of the revision to our critical accounting policy on the recognition of revenues.  For the periods presented in this quarterly report on Form 10-Q, we have reclassified tuition and fee revenue by netting the corresponding revenue and expense related to the remaining tuition and fees with any related refund recorded for students who withdrew.  As a result, revenues and cost of educational services have each been reduced by $2,681 for the three months ended June 30, 2003, $2,505 for the three months ended June 30, 2002, $6,080 for the six months ended June 30, 2003 and $4,936 for the six months ended June 30, 2002.  The reclassifications had no impact on our total consolidated results reported in any period presented.  The following is our revised critical accounting policy on the recognition of revenues, which should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements contained in the 2002 Form 10-K.

Recognition of Revenues.  Tuition revenues are recorded on a straight-line basis over the length of the applicable course. If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when a student withdraws during an academic quarter (“Refund Policy”).  The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws.  The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter.  We record revenues net of any refunds paid as a result of any applicable Refund Policy. On an individual student basis, tuition and fees earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.  Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets.  Academic fees (which are charged only one time to students on their first day of class attendance), application fees and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months.  If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds paid as a result of any applicable Refund Policy, is recognized upon the student’s departure.  More than 95% of our revenues represent tuition charges and less than 5% of our revenues represent bookstore sales and student fees.  The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program.  Each of these factors is known at the time our tuition revenues are calculated and is not subject to estimation.

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Revenues increased $16.5 million, or 15.2%, to $124.8 million in the three months ended June 30, 2003 from $108.3 million in the three months ended June 30, 2002.  This increase was due primarily to tuition increases as well as the increase in the total student enrollment at April 1, 2003 compared to April 1, 2002.  The number of students attending ITT Technical Institutes at April 1, 2003 was 32,313 compared to 30,986 at April 1, 2002.

The total number of new students beginning classes in the three months ended June 30, 2003 was 8,677, compared to 7,573 in the three months ended June 30, 2002.  The total student enrollment on June 30, 2003 was 33,443, compared to 31,557 on June 30, 2002, an increase of 6.0%.

Cost of educational services increased $6.9 million, or 10.6%, to $72.4 million in the three months ended June 30, 2003 from $65.5 million in the three months ended June 30, 2002.  The principal causes of this increase included:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services; and

•                  increased costs due to opening new institutes (one opened in June 2002, three opened in September 2002 and one opened in June 2003).

Cost of educational services as a percentage of revenues decreased to 58.0% in the three months ended June 30, 2003 from 60.5% in the three months ended June 30, 2002.  This decrease was primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs that resulted from our purchase of nine facilities that we had previously leased in the three months ended June 30, 2002; and

•                  the reclassification of certain Indiana taxes in the Consolidated Statements of Income from Cost of educational services to Income taxes, based on changes in Indiana tax law.

Student services and administrative expenses increased $4.2 million, or 12.9%, to $36.9 million in the three months ended June 30, 2003 from $32.7 million in the three months ended June 30, 2002, primarily due to increased media advertising expenses (up 10.3%).  Student services and administrative expenses decreased to 29.6% of revenues in the three months ended June 30, 2003 from 30.2% in the three months ended June 30, 2002, primarily due to:

•                  a reduction in bad debt expense from 1.3% of revenues in the three months ended June 30, 2002 to 1.2% of revenues in the three months ended June 30, 2003;

•                  new and renegotiated vendor contracts; and

•                  the leveraging of fixed costs over a larger number of institutes and students.

Operating income increased $5.3 million, or 52.8%, to $15.5 million in the three months ended June 30, 2003 from $10.1 million in the three months ended June 30, 2002.  The operating margin increased to 12.4% of revenues in the three months ended June 30, 2003 from 9.3% in the three months ended June 30, 2002, primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs resulting from our purchase of nine facilities over the last year; and

•                  reclassification of certain Indiana taxes based on changes in Indiana tax law.

Our combined effective federal and state income tax rate for the three months ended June 30, 2003 was 38.5% compared to 38.2% for the three months ended June 30, 2002, primarily due to changes in Indiana tax law.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Revenues increased $30.4 million, or 14.2%, to $243.8 million in the six months ended June 30, 2003 from $213.4 million in the six months ended June 30, 2002.  This increase was due primarily to tuition increases as well as the increase in the total student enrollment at January 1, 2003 compared to January 1, 2002 and a 4.3% increase in total student enrollment at April 1, 2003 compared to April 1, 2002.  The number of students attending ITT Technical Institutes at January 1, 2003 was 32,631 compared to 30,778 at January 1, 2002.

The total number of new students beginning classes in the six months ended June 30, 2003 was 15,910, compared to 14,391 in the six months ended June 30, 2002.  The total student enrollment on June 30, 2003 was 33,443, compared to 31,557 on June 30, 2002, an increase of 6.0%.

Cost of educational services increased $11.8 million, or 9.2%, to $140.8 million in the six months ended June 30, 2003 from $128.9 million in the six months ended June 30, 2002.  The principal causes of this increase included:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services; and

•                  increased costs at new institutes (one opened in June 2002, three opened in September 2002 and one opened in June 2003).

Cost of educational services as a percentage of revenues decreased to 57.7% in the six months ended June 30, 2003 from 60.4% in the six months ended June 30, 2002.  This decrease was primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs that resulted from our purchase of nine facilities that we had previously leased in the six months ended June 30, 2002; and

•                  the reclassification of certain Indiana taxes in the Consolidated Statements of Income from Cost of educational services to Income taxes, based on changes in Indiana tax law.

Student services and administrative expenses increased $9.4 million, or 14.7%, to $73.9 million in the six months ended June 30, 2003 from $64.5 million in the six months ended June 30, 2002, primarily due to increased media advertising expenses (up 17.8%).  Student services and administrative expenses increased to 30.3% of revenues in the six months ended June 30, 2003 from 30.2% in the six months ended June 30, 2002, primarily due to the increased media advertising expenses partially offset by a reduction in bad debt expense from 1.6% of revenues in the six months ended June 30, 2002 to 1.5% of revenues in the six months ended June 30, 2003.

Operating income increased $9.1 million, or 45.6%, to $29.1 million in the six months ended June 30, 2003 from $20.0 million in the six months ended June 30, 2002.  The operating margin increased to 12.0% of revenues in the six months ended June 30, 2003 from 9.4% in the six months ended June 30, 2002, primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs resulting from our purchase of nine facilities over the last year; and

•                  reclassification of certain Indiana taxes based on changes in Indiana tax law.

Our combined effective federal and state income tax rate for the six months ended June 30, 2003 was 38.5% compared to 38.2% for the six months ended June 30, 2002, primarily due to changes in Indiana tax law.

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Net cash provided by operating activities was $64.1 million in the six months ended June 30, 2003 compared to $52.3 million in the six months ended June 30, 2002.  This $11.8 million increase was primarily related to implementation of effective cash management strategies.

In the three months ended December 31, 2002, we recorded a $5.0 million minimum liability adjustment with respect to our obligations under the ESI Pension Plan.  This adjustment resulted in a $5.0 million increase in minimum pension liability and a corresponding $3.1 million reduction in shareholders’ equity, which is net of a $1.9 million deferred tax asset, as of June 30, 2003 and December 31, 2002.

Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $17.6 million to $95.0 million at June 30, 2003 from $77.4 million at June 30, 2002.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

Capital expenditures (excluding facility purchases) were $6.0 million in the six months ended June 30, 2003 compared to $9.3 million in the six months ended June 30, 2002.  We expect that capital expenditures (excluding facility purchases) for the full 2003 year will be approximately $18.0 to $20.0 million.  Capital expenditures for each new institute are approximately $0.4 million, and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million.  We expect to be able to fund our planned capital expenditures for the remainder of 2003 from cash flows from operations.

During the three months ended June 30, 2003, we purchased two of our facilities for a total of $9.7 million.  During the six months ended June 30, 2003, we purchased four of our facilities for a total of $17.3 million.  Previously, we leased these facilities under operating lease agreements.  We may purchase additional facilities in 2003.

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

Future minimum rental payments (in thousands) that were required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows and include the rental payments required under the operating leases related to the four facilities that we purchased in the six months ended June 30, 2003:

2003	$27,245
2004	27,379
2005	21,236
2006	17,210
2007	14,704
Later years	40,899
$148,673

Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

We do not have any off-balance sheet arrangements or any other significant long-term obligations, lines of credit, standby letters of credit, guarantees or standby repurchase obligations.  There are no commitments or guarantees that provide for the potential issuance of shares of our common stock.

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

Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  In the six months ended June 30, 2003, we repurchased 1,078,000 shares of our common stock at an average cost of $26.65 per share, or $28.7 million in total.  In the six months ended June 30, 2002, we repurchased 1,150,000 shares of our common stock at an average cost of $21.35 per share, or $24.6 million in total.  All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares.  As of June 30, 2003, our existing repurchase authorizations permit us to repurchase an additional 4,216,300 shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4.           CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, we are responsible for establishing and maintaining adequate internal control over our financial reporting (“IC”) that is designed to provide reasonable assurances that our records are maintained in reasonable detail to accurately and fairly reflect transactions, our transactions are properly authorized, our assets are safeguarded against unauthorized or improper acquisition, use or disposition, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of our second fiscal quarter of 2003, we conducted an evaluation, under the framework of the Committee of Sponsoring Organizations of the Treadway Commission and the supervision (and with the participation) of our management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer concluded that our DCP are effective.

There were no changes in our IC during our second fiscal quarter of 2003 that materially affected or are reasonably likely to materially affect our IC, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

The information set forth in Note 8 of the Notes to Consolidated Financial Statements set forth elsewhere in this report is incorporated herein by reference.

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

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following information is furnished as to our securities sold during the three months ended June 30, 2003 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(a)          On July 1, 2003, we issued 677 treasury shares of our common stock to one non-employee director under the ESI Non-Employee Director Deferred Compensation Plan (“ENDDCP”) as the stock portion of the semi-annual installment payment of his annual retainer.

(b)         On July 1, 2003, we credited 2,031 treasury shares of our common stock to the deferred share accounts of three other non-employee directors under the ENDDCP as the stock portion of the semi-annual installment payment of their annual retainer.  These shares of our common stock will be issued upon the termination of the non- employee director’s service as a non-employee director for any reason, including retirement or death.

The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the second quarter of 2003:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Identity of Broker- dealer(s) Used to Effect Purchases	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2003 through April 30, 2003	—	$—	—	—	4,244,300
May 1, 2003 through May 31, 2003	—	—	—	—	4,244,300
June 1, 2003 through June 30, 2003	28,000	27.43	(2)	28,000	4,216,300
Total	28,000	$27.43		28,000

(1)          On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”).  As of March 31, 2003, 4,244,300 shares remained to be repurchased under the 2002 Repurchase Program.  The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.

(2)          Banc of America Securities LLC.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the second quarter of fiscal year 2003, our 2003 annual meeting of shareholders was held on May 6, 2003 to elect directors.  Our Board of Directors currently consists of eight directors divided into three classes.  Two classes contain three directors each, and one class contains two directors.  The term of one class expires each year.  Generally, each director serves until the annual meeting of shareholders held in the year that is three years after that director’s election and thereafter until that director’s successor is elected and has qualified.  At our 2003 annual meeting of shareholders, our shareholders elected the following persons to serve as directors in the third class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

Third Class - Term expiring at 2006 Annual Meeting

1.              Rand V. Araskog

2.              Daniel P. Weadock

The final results of the vote taken at the our 2003 annual meeting of shareholders for the director nominees are as follows:

	Votes For	Votes Withheld	Abstentions
Rand V. Araskog	38,376,127	1,783,513	0
Daniel P. Weadock	38,498,743	1,660,897	0

The directors who continued in office after our 2003 annual meeting of shareholders are as follows:

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

(b)              Reports on Form 8-K.

On April 17, 2003, we furnished a Current Report on Form 8-K dated April 17, 2003 to report, under Item 9 (in lieu of Item 12) of Form 8-K, our results of operations and financial condition for our fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: July 17, 2003

	By:	/s/ Kevin M. Modany
Kevin M. Modany
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
10.34	* Third Amendment to ESI Excess Savings Plan

10.35	* First Amendment to ESI Excess Pension Plan

10.36	* Fifth Amendment of ESI Pension Plan

10.37	* First Amendment to the 1999 Outside Directors Stock Option Plan

10.38	* First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan

11	Statement re Computation of Per Share Earnings

99.1	Chairman and Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241

99.2	President and Chief Operating Officer’s Certification Pursuant to 15 U.S.C. Section 7241

99.3	Senior Vice President and Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241

99.4	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

99.5	President and Chief Operating Officer’s Certification Pursuant to 18 U.S.C. Section 1350

99.6	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

*                 The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

S-2