Form 10-Q
period 2003-09-30
ITT EDUCATIONAL SERVICES INC
filed 2003-10-17
CIK 922475

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                 Yes        ☒        No        ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                        Yes        ☒        No        ☐

45,270,295

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2003

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission
September 30, 2003

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2003 and 2002

Consolidated Balance Sheets as of September 30, 2003 and 2002 (unaudited) and December 31, 2002

Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003 (unaudited) and the year ended December 31, 2002

Notes to Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues (a)	$134,382	$117,746	$378,213	$331,183

Costs and Expenses (a)
Cost of educational services	69,681	64,743	210,463	193,705
Student services and administrative expenses	39,495	34,166	113,417	98,642
Total costs and expenses	109,176	98,909	323,880	292,347

Operating income	25,206	18,837	54,333	38,836

Interest income, net	551	755	1,549	2,050

Income before income taxes	25,757	19,592	55,882	40,886

Income taxes	9,916	7,491	21,514	15,625

Net income	$15,841	$12,101	$34,368	$25,261

Earnings per common share (b):
Basic	$0.35	$0.26	$0.76	$0.55
Diluted	$0.34	$0.26	$0.75	$0.54

(a)          Certain reclassifications have been made to conform to the 2003 presentation.  See note 3.

(b)         Earnings per common share and the number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective on June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2003	December 31, 2002	September 30, 2002
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$159,749	$123,934	$94,496
Restricted cash	—	7,103	—
Short-term investments	37,912	25,671	32,080
Accounts receivable, net	9,943	8,973	12,780
Deferred and prepaid income tax	2,950	1,988	3,621
Prepaids and other current assets	4,409	5,597	3,884
Total current assets	214,963	173,266	146,861
Investments	6,455	—	—
Property and equipment, net	78,910	62,584	66,054
Direct marketing costs	10,470	10,609	10,432
Other assets	811	1,248	1,313
Total assets	$311,609	$247,707	$224,660

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$41,297	$18,162	$25,893
Accrued compensation and benefits	13,925	9,196	7,647
Other accrued liabilities	16,146	12,140	8,601
Deferred revenue	110,087	102,997	89,475
Total current liabilities	181,455	142,495	131,616
Deferred income tax	2,714	6,204	6,372
Minimum pension liability	8,041	8,041	3,021
Other liabilities	2,582	1,943	1,476
Total liabilities	194,792	158,683	142,485

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued	540	540	540
Capital surplus	49,838	40,393	40,135
Retained earnings	199,956	184,409	166,263
Accumulated other comprehensive income (loss)	(4,888)	(4,888)	(1,837)
Treasury stock, 8,798,609, 8,986,267 and 8,621,740 shares, at cost	(128,629)	(131,430)	(122,926)
Total shareholders’ equity	116,817	89,024	82,175
Total liabilities and shareholders’ equity	$311,609	$247,707	$224,660

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cash flows provided by (used for) operating activities:
Net income	$15,841	$12,101	$34,368	$25,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,787	4,932	15,800	15,697
Provision for doubtful accounts	1,482	1,884	5,024	5,404
Deferred taxes	(1,006)	128	(4,452)	665
Increase/decrease in operating assets and liabilities:
Short-term investments	(7,687)	(6,845)	5,796	8,988
Accounts receivable	(3,103)	(3,473)	(5,994)	(5,505)
Direct marketing costs	148	486	139	88
Accounts payable and accrued liabilities	1,094	3,202	32,518	14,721
Prepaids and other assets	1,188	2,793	1,625	2,005
Deferred revenue	15,060	12,091	7,090	12,323
Net cash provided by (used for) operating activities	27,804	27,299	91,914	79,647

Cash flows provided by (used for) investing activities:
Facility purchases	(3,766)	(19,843)	(21,069)	(19,843)
Capital expenditures, net	(5,046)	(3,003)	(11,057)	(12,315)
Purchase of held to maturity investments	(24,492)	—	(24,492)	—
Net cash provided by (used for) investing activities	(33,304)	(22,846)	(56,618)	(32,158)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	(10,001)	(28,726)	(34,552)
Exercise of stock options	9,037	227	22,142	12,395
Net cash flow provided by (used for) financing activities	9,037	(9,774)	(6,584)	(22,157)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,537	(5,321)	28,712	25,332

Cash, cash equivalents and restricted cash at beginning of period	156,212	99,817	131,037	69,164

Cash, cash equivalents and restricted cash at end of period	$159,749	$94,496	$159,749	$94,496

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total
	Shares (a)	Amount					Shares (a)	Amount

Balance as of December 31, 2001	54,069	$270	$37,355	$148,602		$(1,837)	(7,748)	$(106,202)	$78,188
Exercise of stock options			3,308	(7,925)			885	18,218	13,601
Purchase of treasury stock							(2,174)	(44,451)	(44,451)
Issue treasury stock for employee incentive plan				(122)			48	968	846
Issue treasury stock for board of directors plan							3	37	37
2-for-1 stock split		270	(270)						—
Comprehensive income:
Net income for 2002				43,854	$43,854				43,854
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment					(3,051)	(3,051)			(3,051)
Other comprehensive income (loss)					(3,051)
Comprehensive income					$40,803
Balance as of December 31, 2002	54,069	540	40,393	184,409		(4,888)	(8,986)	(131,430)	89,024
For the three months ended March 31, 2003 (unaudited):
Exercise of stock options			4,621	(11,092)			742	17,639	11,168
Purchase of treasury stock							(1,050)	(27,958)	(27,958)
Issue treasury stock for board of directors plan							1	9	9
Net income				8,682					8,682
Balance as of March 31, 2003	54,069	540	45,014	181,999		(4,888)	(9,293)	(141,740)	80,925
For the three months ended June 30, 2003 (unaudited):
Exercise of stock options			643	(1,502)			107	2,796	1,937
Purchase of treasury stock							(28)	(768)	(768)
Net income				9,845					9,845
Balance as of June 30, 2003	54,069	540	45,657	190,342		(4,888)	(9,214)	(139,712)	91,939
For the three months ended September 30, 2003 (unaudited):
Exercise of stock options			4,181	(6,227)			416	11,083	9,037
Net income				15,841					15,841
Balance as of September 30, 2003	54,069	$540	$49,838	$199,956		$(4,888)	(8,798)	$(128,629)	$116,817

(a) The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

2.               Revenue Recognition for Refunds

If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when a student withdraws during an academic quarter (“Refund Policies”).  The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws.  The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter.  We record revenues net of any refunds paid as a result of any applicable Refund Policy.

3.               Reclassifications

Certain reclassifications have been made to conform to the September 30, 2003 presentation.  Previously, as disclosed in the notes to our financial statements, if a student withdrew, the tuition revenue related to the remainder of that academic quarter and the fee revenue related to the remainder of the student’s program were recorded and the amount of any refund resulting from the application of federal, state or accreditation requirements or our refund policy was recorded as an expense.  For the periods presented, we have reclassified these amounts by netting the corresponding revenue and expense related to the remaining tuition and fees with any related refund recorded for students who withdrew.  As a result, revenues and cost of educational services have each been reduced by $2,993 for the three months ended September 30, 2003, $2,763 for the three months ended September 30, 2002, $9,073 for the nine months ended September 30, 2003 and $7,699 for the nine months ended September 30, 2002.  The reclassifications had no impact on our total consolidated results reported in any period presented.

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

5.               Investments

Investments with original maturity dates of less than 90 days are included in cash and cash equivalents and are recorded at cost, which approximates market value.

Investments classified as trading securities that have maturity dates in excess of 90 days at the time of purchase are recorded at their market value and are included in short-term investments.

Investments classified as held-to-maturity include investments that are recorded at their amortized cost.  Short-term investments have maturity dates within one year following the balance sheet date.  Non-current investments have maturity dates between one and three years following the balance sheet date.

The cost of securities sold is based on the first-in, first-out method.  All of our investments are in marketable debt securities.

	As of Sept 30, 2003			As of Dec 31, 2002			As of Sept 30, 2002
	Trading securities	Held-to- maturity	Total	Trading securities	Held-to- maturity	Total	Trading securities	Held-to- maturity	Total
Cash and cash equivalents	$159,749	$—	$159,749	$123,934	$—	$123,934	$94,496	$—	$94,496
Short-term investments	19,910	18,002	37,912	25,671	—	25,671	32,080	—	32,080
Non-current investments	—	6,455	6,455	—	—	—	—	—	—
	$179,659	$24,457	$204,116	$149,605	$—	$149,605	$126,576	$—	$126,576

6.               Earnings Per Share

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

	Average Shares Outstanding
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic	45,119	45,668	44,988	45,914
Diluted	46,415	46,506	46,126	46,968

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

7.               Property and Equipment

During the three months ended September 30, 2003, we purchased one of our facilities, which we previously leased under an operating lease agreement, for a total of $3.8 million.  During the nine months ended September 30, 2003, we purchased five of our facilities, which we previously leased under operating lease agreements, for a total of $21.1 million.  The estimated useful lives for the buildings included on the property range from 20 to 40 years.

8.               Stock Option Plans

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

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share would have been reduced to the proforma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$15,841	$12,101	$34,368	$25,261
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(1,389)	(955)	(3,880)	(2,747)

Proforma net income	$14,452	$11,146	$30,488	$22,514

Earnings per share:
Basic as reported	$0.35	$0.26	$0.76	$0.55
Basic proforma	$0.32	$0.24	$0.68	$0.49

Diluted as reported	$0.34	$0.26	$0.75	$0.54
Diluted proforma	$0.31	$0.24	$0.66	$0.48

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Risk free interest rates	2.9%	4.4%	2.7%	4.4%
Expected lives (in years)	5	5	5	5
Volatility	57%	56%	57%	56%
Dividend yield	None	None	None	None

9.               Contingencies

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

Recognition of revenues is a critical accounting policy that affects our more significant estimates and judgments used in the preparation of our consolidated financial statements, as disclosed in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2002 (“2002 Form 10-K”).  We have revised our critical accounting policy on the recognition of revenues as it pertains to revenue recognition for refunds.  Previously, as disclosed in the notes to our financial statements, if a student withdrew, the tuition revenue related to the remainder of that academic quarter and the fee revenue related to the remainder of the student’s program were recorded and the amount of any refund resulting from the application of federal, state or accreditation requirements or our refund policy was recorded as an expense.  We now record tuition and fee revenues net of any refunds.  Certain reclassifications have been made to the September 30, 2003 presentation as a result of the revision to our critical accounting policy on the recognition of revenues.  For the periods presented in this quarterly report on Form 10-Q, we have reclassified tuition and fee revenue by netting the corresponding revenue and expense related to the remaining tuition and fees with any related refund recorded for students who withdrew.  As a result, revenues and cost of educational services have each been reduced by $2,993 for the three months ended September 30, 2003, $2,763 for the three months ended September 30, 2002, $9,073 for the nine months ended September 30, 2003 and $7,699 for the nine months ended September 30, 2002.  The reclassifications had no impact on our total consolidated results reported in any period presented.  The following is our revised critical accounting policy on the recognition of revenues, which should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements contained in the 2002 Form 10-K.

Recognition of Revenues.  Tuition revenues are recorded on a straight-line basis over the length of the applicable course. If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when a student withdraws during an academic quarter (“Refund Policies”).  The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws.  The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter.  We record revenues net of any refunds paid as a result of any applicable Refund Policy. On an individual student basis, tuition and fees earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.  Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets.  Academic fees (which are charged only one time to students on their first day of class attendance), application fees and laboratory fees are recognized as revenue on a straight-line basis over the average course length of 24 months.  If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds paid as a result of any applicable Refund Policy, is recognized upon the student’s departure.  More than 95% of our revenues represent tuition charges and less than 5% of our revenues represent bookstore sales and student fees.  The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program.  Each of these factors is known at the time our tuition revenues are calculated and is not subject to estimation.

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Revenues increased $16.6 million, or 14.1%, to $134.4 million in the three months ended September 30, 2003 from $117.7 million in the three months ended September 30, 2002.  This increase was due primarily to tuition increases as well as the increase in the total student enrollment at July 1, 2003 compared to July 1, 2002.  The number of students attending ITT Technical Institutes at July 1, 2003 increased 6.0% to 33,443 compared to 31,557 at July 1, 2002.

The total number of new students beginning classes in the three months ended September 30, 2003 increased 19.1% to 12,693 compared to 10,660 in the three months ended September 30, 2002.  The total student enrollment on September 30, 2003 increased 9.9% to 37,159 compared to 33,799 on September 30, 2002.

Cost of educational services increased $5.0 million, or 7.6%, to $69.7 million in the three months ended September 30, 2003 from $64.7 million in the three months ended September 30, 2002.  The principal causes of this increase included:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services; and

•                  increased costs due to opening new institutes (three opened in September 2002, one opened in June 2003 and one opened in September 2003).

Cost of educational services as a percentage of revenues decreased to 51.9% in the three months ended September 30, 2003 from 55.0% in the three months ended September 30, 2002.  This decrease was primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs that resulted from our purchase of eleven facilities that we had previously leased (six were purchased during the three months ended September 30, 2002 and five were purchased during the nine months ended September 30, 2003); and

•                  changes in Indiana tax law which caused the classification of certain Indiana taxes to be changed from Cost of educational services to Income taxes.

Student services and administrative expenses increased $5.3 million, or 15.6%, to $39.5 million in the three months ended September 30, 2003 from $34.2 million in the three months ended September 30, 2002, primarily due to increased media advertising expenses (up 16.7%).  Student services and administrative expenses increased to 29.4% of revenues in the three months ended September 30, 2003 from 29.0% in the three months ended September 30, 2002, primarily due to an increase in media advertising expenses, partially offset by:

•                  a reduction in bad debt expense from 1.6% of revenues in the three months ended September 30, 2002 to 1.1% of revenues in the three months ended September 30, 2003;

•                  new and renegotiated vendor contracts; and

•                  the leveraging of fixed costs over a larger number of institutes and students.

Operating income increased $6.4 million, or 33.8%, to $25.2 million in the three months ended September 30, 2003 from $18.8 million in the three months ended September 30, 2002.  The operating margin increased to 18.8% of revenues in the three months ended September 30, 2003 from 16.0% in the three months ended September 30, 2002, primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs resulting from our purchase of eleven facilities over the last fifteen months;

•                  a reduction in bad debt expense; and

•                  a change in the classification of certain Indiana taxes based on changes in Indiana tax law.

Our combined effective federal and state income tax rate for the three months ended September 30, 2003 was 38.5% compared to 38.2% for the three months ended September 30, 2002, primarily due to changes in Indiana tax law.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Revenues increased $47.0 million, or 14.2%, to $378.2 million in the nine months ended September 30, 2003 from $331.2 million in the nine months ended September 30, 2002.  This increase was due primarily to tuition increases as well as the increase in the total student enrollment at January 1, 2003 compared to January 1, 2002 and a 6.0% increase in total student enrollment at July 1, 2003 compared to July 1, 2002.  The number of students attending ITT Technical Institutes at January 1, 2003 was 32,631 compared to 30,778 at January 1, 2002.

The total number of new students beginning classes in the nine months ended September 30, 2003 was 28,603 compared to 25,051 in the nine months ended September 30, 2002.  The total student enrollment on September 30, 2003 increased 9.9% to 37,159 compared to 33,799 on September 30, 2002.

Cost of educational services increased $16.8 million, or 8.7%, to $210.5 million in the nine months ended September 30, 2003 from $193.7 million in the nine months ended September 30, 2002.  The principal causes of this increase included:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services; and

•                  increased costs at new institutes (one opened in June 2002, three opened in September 2002, one opened in June 2003 and one opened in September 2003).

Cost of educational services as a percentage of revenues decreased to 55.6% in the nine months ended September 30, 2003 from 58.5% in the nine months ended September 30, 2002.  This decrease was primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from a larger number of students;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs that resulted from our purchase of eleven facilities that we had previously leased (six  were purchased during the three months ended September 30, 2002 and five were purchased during the nine months ended September 30, 2003); and

•                  changes in Indiana tax law which caused the classification of certain Indiana taxes to be changed from Cost of educational services to Income taxes.

Student services and administrative expenses increased $14.8 million, or 15.0%, to $113.4 million in the nine months ended September 30, 2003 from $98.6 million in the nine months ended September 30, 2002, primarily due to increased media advertising expenses (up 17.4%).  Student services and administrative expenses increased to 30.0% of revenues in the nine months ended September 30, 2003 from 29.8% in the nine months ended September 30, 2002, primarily due to the increased media advertising expenses partially offset by a reduction in bad debt expense from 1.6% of revenues in the nine months ended September 30, 2002 to 1.3% of revenues in the nine months ended September 30, 2003.

Operating income increased $15.5 million, or 39.9%, to $54.3 million in the nine months ended September 30, 2003 from $38.8 million in the nine months ended September 30, 2002.  The operating margin increased to 14.4% of revenues in the nine months ended September 30, 2003 from 11.7% in the nine months ended September 30, 2002, primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs resulting from our purchase of eleven facilities over the last fifteen months;

•                  a reduction in bad debt expense; and

•                  a change in the classification of certain Indiana taxes based on changes in Indiana tax law.

Our combined effective federal and state income tax rate for the nine months ended September 30, 2003 was 38.5% compared to 38.2% for the nine months ended September 30, 2002, primarily due to changes in Indiana tax law.

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Net cash provided by operating activities was $91.9 million in the nine months ended September 30, 2003 compared to $79.6 million in the nine months ended September 30, 2002.  This $12.3 million increase was primarily related to implementation of effective cash management strategies.  During the three months ended September 30, 2003, we purchased $24.5 million of investments that we plan to hold until maturity. The maturity dates extend beyond one year for $6.5 million of those investments.

In the three months ended December 31, 2002, we recorded a $5.0 million minimum liability adjustment with respect to our obligations under the ESI Pension Plan.  This adjustment resulted in a $5.0 million increase in minimum pension liability and a corresponding $3.1 million reduction in shareholders’ equity, which is net of a $1.9 million deferred tax asset, as of September 30, 2003 and December 31, 2002.

Deferred revenue, which represents the unrecognized portion of revenue received from students, increased $20.6 million to $110.1 million at September 30, 2003 from $89.5 million at September 30, 2002.  This increase was primarily due to the students’ use of the CALP and increased tuition revenue resulting from higher tuition rates and a larger number of students.

Capital expenditures (excluding facility purchases) were $11.1 million in the nine months ended September 30, 2003 compared to $12.3 million in the nine months ended September 30, 2002.  We expect that capital expenditures (excluding facility purchases) for the full 2003 year will be approximately $15 to $18 million.  Capital expenditures for each new institute are approximately $0.4 million, and the capital expenditures for each new curriculum at an existing institute are approximately $0.3 million.  We expect to be able to fund our planned capital expenditures for the remainder of 2003 from cash flows from operations.

During the three months ended September 30, 2003, we purchased one of our facilities for $3.8 million.  During the nine months ended September 30, 2003, we purchased five of our facilities for a total of $21.1 million.  Previously, we leased these facilities under operating lease agreements.  We may purchase additional facilities in 2003.

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

Future minimum rental payments (in thousands) that were required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows and include the rental payments required under the operating leases related to the five facilities that we purchased in the nine months ended September 30, 2003:

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

Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  In the nine months ended September 30, 2003, we repurchased 1,078,000 shares of our common stock at an average cost of $26.65 per share, or $28.7 million in total.  In the nine months ended September 30, 2002, we repurchased 1,734,300 shares of our common stock at an average cost of $19.92 per share, or $34.6 million in total.  All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares.  As of September 30, 2003, our existing repurchase authorizations permit us to repurchase an additional 4,216,300 shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

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

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4.                                   CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, we are responsible for establishing and maintaining adequate internal control over our financial reporting (“IC”) that is designed to provide reasonable assurances that our records are maintained in reasonable detail to accurately and fairly reflect transactions, our transactions are properly authorized, our assets are safeguarded against unauthorized or improper acquisition, use or disposition, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of our third fiscal quarter of 2003, we conducted an evaluation, under the framework of the Committee of Sponsoring Organizations of the Treadway Commission and the supervision (and with the participation) of our management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer concluded that our DCP are effective.

There were no changes in our IC during our third fiscal quarter of 2003 that materially affected or are reasonably likely to materially affect our IC, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.                                   LEGAL PROCEEDINGS.

The information set forth in Note 9 of the Notes to Consolidated Financial Statements set forth elsewhere in this report is incorporated herein by reference.

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

(b)         Reports on Form 8-K.

On July 17, 2003, we furnished a Current Report on Form 8-K dated July 17, 2003 to report, under Item 9 (in lieu of Item 12) of Form 8-K, our results of operations and financial condition for our fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: October 17, 2003

	By:	/s/ Kevin M. Modany
Kevin M. Modany
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

11	Statement re Computation of Per Share Earnings

31.1	Chairman and Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	President and Chief Operating Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.3	Senior Vice President and Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	President and Chief Operating Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.3	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2