Form 10-K
period 2003-12-31
ITT EDUCATIONAL SERVICES INC
filed 2004-02-24
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number     1-13144

ITT EDUCATIONAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2061311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13000 North Meridian Street Carmel, Indiana	46032-1404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (317) 706-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.

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

Yes     ☒       No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     ☒       No     ☐

$1,300,014,641

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2003 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

45,667,619

Number of shares of Common Stock, $.01 par value, outstanding at February 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual Meeting of	PART III
Shareholders to be held May 4, 2004

ITT EDUCATIONAL SERVICES, INC.
Indianapolis, Indiana

Annual Report to Securities and Exchange Commission
December 31, 2003

PART I

Item 1.           BUSINESS.

You should keep in mind the following points as you read this report:

•                  References in this document to “we,” “us,” “our” and “ITT/ESI” refer to ITT Educational Services, Inc. and its subsidiaries.

•                  The terms “ITT Technical Institutes,” “technical institutes” or “institutes” (in singular or plural form) refer to the individual schools owned and operated by ITT/ESI. The terms “institution” or “campus group” (in singular or plural form) mean a main campus and its additional locations or branch campuses, if any.

Background

We are a Delaware corporation incorporated in 1946.  Our principal executive offices are located at 13000 North Meridian Street, Carmel, Indiana 46032-1404, and our telephone number is (317) 706-9200.  From 1966 until our initial public offering on December 27, 1994, we were wholly owned by ITT Corporation, formerly a Delaware corporation and now known as ITT Industries, Inc., an Indiana corporation (“Old ITT”).  On September 29, 1995, ITT Corporation, a Nevada corporation (“ITT”), succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of our common stock.  On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation, acquired ITT.  Public offerings of our common stock by ITT in June 1998 and February 1999 and our repurchase of 1,500,000 shares of our common stock from ITT in February 1999 completely eliminated ITT’s beneficial ownership of any of our common stock.

Overview

We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenues and student enrollment. We offer associate, bachelor and master degree programs and non-degree diploma programs to more than 37,000 students. We currently have 77 institutes located in 30 states. Each of our institutes is (a) authorized by the applicable education authorities of the states in which they operate and recruit and (b) accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of December 31, 2003, more than 99% of our program offerings were degree programs, and we were seeking authorization to award a degree in the remaining programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name, and our institutes have graduated over 175,000 students since 1976.

We opened one new institute in 2001, four new institutes in 2002 and three new institutes in 2003. We plan to open three or four new institutes in the remainder of 2004.  All of our associate degree programs and most of our resident bachelor degree programs were being taught on a three-day-per-week class schedule at the end of 2003.  We expect to complete the conversion of our five-day-per-week class schedule in all of our resident bachelor degree programs to a three-day-per-week class schedule in 2004, except for a few isolated program offerings.  In 2003, we developed three new resident bachelor degree programs, three new resident associate degree programs and one new online master degree program.  In 2003, we expanded the use of our hybrid education delivery model to several additional institutes, pursuant to which certain program courses are taught in residence on campus and others are taught online over the Internet (the “Hybrid Delivery Model”).  Most of our remaining institutes will begin using the Hybrid Delivery Model in 2004.  In 2003, we expanded our alliances with international educators pursuant to which more of our curricula are offered to students in foreign countries either by us through online programs offered over the Internet or by the international educators through residence programs under a license to use our curricula.  We intend to continue expanding by opening new institutes, offering a broader range of both resident and online programs at our existing institutes (including new business and criminal justice programs) and pursuing new and expanded alliances with both domestic and international educators.  We also intend to further expand our Hybrid Delivery Model by teaching more of the courses in each of our programs online over the Internet and fewer courses in residence on campus.

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

Enhance Results at the Institute Level.

Increase Enrollments at Existing Institutes.  We intend to increase recruiting efforts aimed at enrolling more working adults at our existing institutes. In addition, we believe that current demographic and employment trends will allow us to enroll a greater number of recent high school graduates.

Broaden Availability of Current Program Offerings. We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer multiple programs at each institute. Our 77 institutes provide significant potential for the introduction of existing programs to a broader number of institutes.  We believe that introducing new programs at existing institutes will attract more students. In 2003, we added a total of 181 program offerings among 47 existing institutes, and in 2004 we intend to add a total of approximately 230 program offerings among 66 existing institutes.

Develop or Acquire Additional Programs. We plan to introduce both resident and online programs in additional fields of study and at different levels.  We developed three new resident bachelor degree programs, three new resident associate degree programs and one new online master degree program in 2003.  In 2004, we intend to begin offering our new resident bachelor and associate degree programs at many of our institutions.  We also intend to develop and begin offering at one or more of our institutes additional degree programs of study in 2004. The new degree programs are expected to involve disciplines in information technology (“IT”), design, business and/or criminal justice, and be at the associate, bachelor and master degree levels.  We are also considering developing one or more short-term, non-degree programs of study in 2004.  We intend to develop both a resident and online version of many of the new programs planned for 2004, and we expect that most, if not all, of the resident versions of these programs will be taught under our Hybrid Delivery Model.  We believe that introducing new programs and making our programs more convenient for students can attract a broader base of students, motivate current students to extend their studies and help us improve the utilization of our facilities.

Extend Total Program Duration.  In 2003, we increased the number of our institutes that offer bachelor degree programs from 41 to 51.  In 2004, we intend to increase the number of our institutes that offer bachelor degree programs to 57.  The average combined total program time that graduates of one or more of our programs were enrolled has increased from 18 months in 1986 to 27 months in 2003, as a result of approximately 30% of the graduates of our associate degree programs enrolling in bachelor degree programs at our institutes, a decrease in the average number of credit hours taken each academic quarter by full-time students in our residence degree programs of study as a consequence of our conversion to a three-day-per-week class schedule (from a five-day-per-week class schedule) in those programs, the elimination of shorter, non-degree programs and the increased duration of some of our associate degree programs from 18 months to 24 months.  We expect that the average combined total program time of our students will increase further as the number of our institutes offering bachelor degree programs increases, additional bachelor degree programs are added at our institutes and we expand our online curricula offerings to include additional master degree programs.

Improve Student Outcomes. We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to those services.

Geographic Expansion of Our Institutes and Program Offerings.  We plan to add new institutes at sites throughout the United States. Using our proprietary methodology, we determine locations for new institutes based on a number of factors, including demographics and population and employment growth. We opened one new institute in 2001, four new institutes in 2002 and three new institutes in 2003.  We plan to open three or four new institutes in the remainder of 2004.  In addition to new institutes, we also plan to begin adding learning sites in 2004.  A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus.  We plan to open two or three learning sites in the remainder of 2004.  We will also continue to consider acquiring schools.  In 2003, we expanded the number of states in which we offer at least one of our online bachelor degree programs from 36 to 47.  We intend to continue expanding our online program offerings into more states in 2004. We also expanded alliances with international educators in 2003, pursuant to which more of our curricula are offered to students in foreign countries either by us through online programs offered over the Internet or by the international educators through residence programs under a license to use our curricula.

Increase Margins By Leveraging Fixed Costs at Institute and Headquarters Levels.  Our efforts to optimize school capacity and class size have allowed us to increase student enrollment without incurring a proportionate increase in fixed costs at our institutes.  We believe that our online programs and Hybrid Delivery Model will help us to improve the utilization of our facilities by eliminating student usage of our facilities with respect to our online program offerings and reducing student usage of our facilities with respect to our Hybrid Delivery Model.  In addition, we have realized substantial operating efficiencies by centralizing management functions and implementing operational uniformity among our institutes.  We will continue to seek to improve margins by increasing enrollments and revenues without incurring a proportionate increase in fixed costs.

Programs of Study

As of December 31, 2003, we were offering 20 degree programs and several diploma programs in various fields of study. All of our institutes were offering programs involving IT, electronics technology and drafting and design.  Six institutes were offering a program involving business, and five institutes were offering a program involving criminal justice.  The table below sets forth information regarding the programs of study we were offering as of December 31, 2003.

	Number of Institutes Offering the Programs at December 31, 2003
	Master Degree		Bachelor Degree	Associate Degree	Diploma (1)
School of Business
Business Administration	1	(2)	5	—	—
Business Accounting Technology	—		5	—	—
Technical Project Management (3) (4)	—		51	—	—
School of Criminal Justice
Criminal Justice	—		5	—	—
School of Drafting and Design
Computer Drafting and Design	—		—	70	2
Computer Visualization Technology	—		2	—	—
Digital Entertainment and Game Design	—		30	—	—
Industrial Design	—		3	—	—
Multimedia (5)	—		—	76	1
School of Electronics Technology
Automated Manufacturing Technology	—		4	—	—
Computer and Electronics Engineering Technology	—		—	77	—
Electronics and Communications Engineering Technology	—		47	—	—
Electronics Engineering Technology	—		10	—	—
Industrial Automation Engineering Technology	—		5	—	—
School of Information Technology
Computer Network Systems (5)	—		—	77	—
Data Communication Systems Technology	—		45	—	—
Information Systems Security (3)	—		49	—	—
Software Applications and Programming (5)	—		—	75	2
Software Engineering Technology	—		30	—	—
Web Development (5)	—		—	75	2

(1)             We have submitted, or are in the process of submitting, the requisite applications to the applicable state education authorities for approval to offer the diploma programs identified in this column as associate degree programs at each of the affected ITT Technical Institutes.

(2)             Online program.  Our institute in Indianapolis is the only institute that presently offers online programs.

(3)             Resident and online program. Our institute in Indianapolis is the only institute that presently offers online programs.

(4)             The name of this program at some of our institutes is Technical Project Management for Electronic Commerce.

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

As of December 31, 2003, approximately 39% of our students were enrolled in IT programs, approximately 35% were enrolled in electronics technology programs, approximately 25% were enrolled in drafting and design programs and approximately 1% were enrolled in business programs.  We design our programs to help graduates prepare for careers in various fields involving their education by offering students a broad-based foundation in a variety of skills used in those fields.  Graduates of our IT programs have obtained a variety of entry-level positions in various fields involving IT, such as network administrator, technical support, network technician and systems technician.  Graduates of our electronics technology programs have obtained a variety of entry-level positions in various fields involving electronics, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. Graduates of our drafting and design programs have obtained a variety of entry-level positions in various fields involving drafting and design, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design, landscape architecture and multimedia communications.  Graduates of our business programs are expected to obtain a variety of positions in various types of businesses involving the subject matter of their programs of study.

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year, with new students beginning at the start of each academic quarter. Students can complete our associate degree programs in eight academic quarters, bachelor degree programs in at least 12 academic quarters and master degree program in seven academic quarters. We typically offer classes in most resident programs in 3.5 to 5 hour sessions three or five days a week (or two days a week under the Hybrid Delivery Model with one course taught online over the Internet each academic quarter), Monday through Saturday.  Depending on student enrollment, class sessions are generally available in the morning, afternoon and evening. Each of our courses that is taught online over the Internet is delivered through an asynchronous learning network and has a prescribed schedule for completion of the coursework.  The class schedule for our resident courses and the coursework completion schedule for our online courses generally provide students with the flexibility to pursue employment opportunities concurrently with their studies. Based on student surveys, we believe that a substantial majority of our students work at least part-time during their programs of study.

Most of our programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and technological environment. A significant portion of most programs offered at our institutes involves practical study in a lab environment.

The content of most courses in each program of study is substantially standardized among our institutes to provide greater uniformity and to better enable students to transfer, if necessary, to other institutes offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of our institutes has established an advisory committee for each field of study, which is comprised of representatives of local employers. These advisory committees assist our institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student’s program of study, our programs also include general education courses, such as economics, mathematics, communications and sociology.

Tuition for a student entering an undergraduate residence program in December 2003 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $12,996 for all of our undergraduate residence programs, except as adjusted in some states to reflect applicable taxes and fees.  We typically adjust the tuition for our programs of study at least annually.  The majority of students attending resident programs at our institutes lived in that institute’s metropolitan area prior to enrollment. We do not provide any student housing.

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

We employ a director of recruitment at each of our institutes, who reports to the director of that institute. We centrally establish, but implement at the local level, recruiting policies and procedures, as well as standards for hiring and training sales representatives. We employ approximately 800 sales representatives to assist in local recruiting efforts.  These representatives perform most of their services in student recruitment offices located at each of our institutes.  Our sales representatives, along with other employees, also make presentations to students at high schools. These presentations promote our institutes and obtain information about high school juniors and seniors who may be interested in attending our institutes.

Local sales representatives of an institute pursue expressions of interest from potential students for our resident programs of study by contacting prospective students and arranging for interviews either at such institute or at prospective students’ homes. We have designed these interviews to establish a prospective student’s qualifications, academic background, interests, motivation and goals for the future.  Occasionally, we also pursue expressions of interest from graduate students for our resident programs of study by contacting them and arranging for their attendance at an informational seminar providing information about the institute and its programs.  We pursue expressions of interest from potential students for our online programs of study by providing program and resource information on our website and through telecommunications and the mail.

Student recruitment activities are subject to substantial regulation at both the state and federal level. Most states have bonding and licensing requirements that apply to many of our representatives and other employees involved in student recruitment. Our Vice President, Recruitment and the directors of field recruitment and training oversee the implementation of recruitment policies and procedures. In addition, our internal audit department generally reviews student recruiting practices relating to student presentations and the execution and completion of enrollment agreements at each of our institutes on an annual basis.

Student Admission and Retention

We strive to admit incoming students that have the ability to complete their chosen programs of study. We require all applicants for admission to any of our institutes’ undergraduate programs to have a high school diploma or a recognized equivalent and: (a) for resident programs, either pass an admission examination administered by the school, demonstrate achievement of a desired score on one of the two more widely recognized college entrance examinations, or possess at least 36 quarter credit hours (or the equivalent) with an overall cumulative grade point average of 2.0 on a 4.0 scale from an accredited postsecondary educational institution; or (b) for online programs, possess at least 60 quarter credit hours (or the equivalent) with an overall cumulative grade point average of 2.0 on a 4.0 scale from an accredited postsecondary educational institution. Students interested in our graduate program must first earn a bachelor degree. Students of varying ages and backgrounds attend our institutes.  At December 31, 2003, approximately 19% of the students were 19 years of age or younger, 40% were between 20 and 24 years of age, 23% were between 25 and 30 years of age and 18% were age 31 or over. Male students accounted for approximately 82% of total enrollment as of December 31, 2003, while total minority enrollment at our institutes (based on applicable federal classifications) was approximately 46%.

The faculty and staff at each of our institutes strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the students, they also have a negative regulatory, financial and marketing effect on the institute. To minimize student withdrawals, each of our institutes devotes staff resources to assist and advise students regarding academic and financial matters. We encourage academic advising and tutoring in the case of students experiencing academic difficulties. We also offer assistance and advice to students in our resident programs who are looking for part-time employment and housing. In addition, we consider factors relating to student retention in the performance evaluation of all of our instructors.

In December 2002, we discontinued admitting new students at two of our ITT Technical Institutes: one in Hayward, California and the other in Santa Clara, California.  Since then, we have been gradually ceasing all operations at each of those two institutes and expect all operations to finally cease by approximately the end of 2004 as the institute fulfills its obligations to the students enrolled in programs of study at the institute.  The cessation of operations at those two institutes has not had, and we do not believe that it will have, a material adverse effect on our financial condition, results of operations or cash flows.

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 73% of the Employable Graduates (as defined below) from our institutes’ programs during 2002 obtained employment or were already employed by April 30, 2003 in positions that required the direct or indirect use of skills taught in their programs of study.  Employable Graduates include all of the graduates from our institutes, except for those graduates who: (a) have been admitted into other programs of study at postsecondary educational institutions that are scheduled to begin within one academic year following their graduation; (b) possessed visas that did not permit them to work in the United States following their graduation; (c) were personally suffering from a health condition that prevented them from working; (d) were actively engaged in U.S. military service; or (e) moved out of the Continental United States with a spouse or parent who was actively engaged in U.S. military service.

Each of our institutes employs personnel to offer its students and graduates career services. These persons assist in job searches and solicit employment opportunities from employers. In addition, certain courses in our undergraduate programs of study include instruction on job search techniques, the use of relevant reference materials, the composition of resumes and letters of introduction and the appropriate preparation, appearance and conduct for interviews.

Based on information from students and employers who responded to our inquiries, we estimate that the reported annual starting salaries averaged approximately $27,300 for the Employable Graduates of our institutes’ programs who graduated in 2002 and obtained employment or were already employed in fields involving skills taught in their programs of study.  The average annual salary upon graduation for our Employable Graduates may vary significantly among our institutes depending on local employment conditions and each Employable Graduate’s background and prior work experience. Initial employers of Employable Graduates from our institutes’ programs include small, medium and large companies.

Faculty

We hire faculty members in accordance with criteria established by us, the accrediting commission that accredits our institutes and the state education authorities that regulate our institutes. We hire faculty with related work experience and/or academic credentials to teach most technical subjects. Faculty members typically include program chairs and various categories of instructors. Our institutes currently employ a total of approximately 1,100 full-time and 950 part-time or adjunct faculty members.

Administration and Employees

Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance, a dean and a registrar. We employ approximately 150 people at our corporate headquarters in Carmel, Indiana. We currently have approximately 3,300 full-time and 1,300 part-time employees. In addition, we currently employ approximately 160 students as laboratory assistants and in other part-time positions. None of our employees are represented by labor unions.

Our headquarters provides centralized services to all of our institutes in the following areas:

•	accounting
•	marketing
•	public relations
•	curricula development
•	management information systems
•	purchasing
•	legal
•	regulatory
•	legislative affairs
•	real estate
•	human resources

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

Competition

The postsecondary education market in the United States is highly fragmented and competitive with no private or public institution enjoying a significant market share. Our institutes compete for students with graduate, bachelor and associate degree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on the quality of the educational program, perceived reputation of the institution, cost of the program and employability of graduates. Certain public and private colleges may offer programs similar to those offered by our institutes at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit institutions. Other for-profit institutions offer programs that compete with those of our institutes. Certain of our competitors in both the public and private sector have greater financial and other resources than we do.

Federal and Other Financial Aid Programs

In 2003, we indirectly derived approximately 71% of our revenues determined on an accrual accounting basis (or 68% determined on a cash accounting basis as defined by the ED’s regulations) from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”).  Our institutes’ students also rely on unaffiliated private loan programs, family contributions, personal savings, employment, state financial aid programs, scholarships and other resources to pay their educational expenses. Students at our institutes receive grants, loans and other aid to fund the cost of their education under the following Title IV Programs:

•                  the Federal Family Education Loan (the “FFEL”) program, which accounted in aggregate for approximately 58% of our revenues in 2003;

•                  the Federal Pell Grant (the “Pell”) program, which accounted in aggregate for approximately 13% of our revenues in 2003;

•                  the William D. Ford Federal Direct Loan (the “FDL”) program, which accounted in aggregate for less than 1% of our revenues in 2003;

•                  the Federal Work-Study (the “Work-Study”) program, which makes federal funds available to provide part-time employment to students and under which our institutes employed approximately 750 students and paid $2,397,000 in student wages in 2003;

•                  the Federal Perkins Loan (the “Perkins”) program, which accounted in aggregate for a negligible portion of our revenues in 2003; and

•                  the Federal Supplemental Educational Opportunity Grant (the “SEOG”) program, which accounted in aggregate for a negligible portion of our revenues in 2003.

The Work-Study, Perkins and SEOG programs each require our institutions to make a 25% matching contribution for all of the federal funds the institution receives from the ED under those programs. In 2003, our 25%

matching contribution amounted to $599,000 for the Work-Study program, $0 for the Perkins program and $87,000 for the SEOG program.  We are in the process of ending our participation in the Perkins program.

In 2003, we indirectly derived approximately 4% of our revenues from state student financial aid programs.  In 2003, we also indirectly derived approximately 20% of our revenues from unaffiliated, private loan programs that were made available to eligible students (and, under some programs, their parents) at various ITT Technical Institutes to help fund a portion of the students’ cost of education. We have no financial responsibility with respect to any loans made to students or their parents under those programs, except for approximately $1.3 million of loans made in the mid-1990’s for which we have guaranteed repayment to the lender if the borrowers fail to pay. Based on our experience with the repayment of Title IV Program loans by students, we do not believe that such guarantee will result in a material adverse effect on our financial condition, results of operations or cash flows.

Regulation of Federal Financial Aid Programs

In order to participate in Title IV Programs, our institutions must each comply with the standards set forth in the HEA and the regulations promulgated thereunder by the ED. The purpose of these standards is to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations or branch campuses, if any. Twenty-nine of our 77 institutes are main campuses and 48 are additional locations. The HEA standards require an institution to obtain and periodically renew its certification by the ED as an “eligible institution” that has been authorized by the relevant state education authority or authorities and accredited by an accrediting commission recognized by the ED. All 77 of our institutes currently participate in Title IV Programs.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Legislative Action. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years, and the last reauthorization occurred in October 1998.  The U.S. Congress began the process of reviewing and reauthorizing the HEA in 2003, a process that is expected to be concluded in late 2004 or in 2005.  There has been extensive discussion about various changes to the HEA, but we cannot predict what changes Congress will ultimately make.  In addition, the U.S. Congress determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between the HEA reauthorizations.  Since a significant percentage of our revenues is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition or results of operations.

If one of our institutes lost its eligibility to participate in Title IV Programs, or if Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for that institute’s students. There are a number of private organizations that provide loans to students. Although we believe that one or more private organizations would be willing to provide loans to students attending one of our institutes, we cannot assure you that this would occur or that the interest rate and other terms of such loans would be as favorable as for Title IV Program loans. In addition, the private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

Legislative action may also increase our administrative costs and burden and require us to adjust our practices in order for our institutes to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition or results of operations.

Student Loan Defaults. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The ED calculates an institution’s cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year.  Each institution participating in the FFEL and/or FDL programs receives a FFEL/FDL cohort default rate for each federal fiscal year (i.e., October 1st through September 30th) based on defaulted FFEL and FDL program loans. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal this loss of eligibility.  During the pendency of any such appeal, the institution remains eligible to participate in the FFEL, FDL and Pell programs.  If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FFEL and FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups’ participation in the FFEL and/or FDL programs during the pendency of those appeals. In addition to the consequences resulting from an institution having three consecutive years of FFEL/FDL cohort default rates of 25% or greater, the ED will terminate the eligibility to participate in all Title IV Programs of an institution whose FFEL/FDL cohort default rate for any single federal fiscal year exceeds 40%.

None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1999, 2000 or 2001 federal fiscal years, the most recent years for which the ED has published FFEL/FDL official cohort default rates. None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 2002 federal fiscal year, which preliminary rates were issued by the ED in February 2004.

If an institution’s FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the ED may place that institution on provisional certification status. A federal award year is July 1 through June 30.  Nineteen of our campus groups (consisting of 43 institutes) had a Perkins cohort default rate in excess of 15% for students who were scheduled to begin repayment in the 2000/2001 federal award year (the most recent year for which the ED has published Perkins cohort default rates) and went into default by June 30, 2002.  When all of the ITT Technical Institute campus groups were recertified by the ED to participate in Title IV Programs during 2003, the reason given by the ED for placing two of our campus groups (consisting of three institutes) on provisional certification was their Perkins cohort default rate.  We recently submitted to the ED our institution’s Perkins cohort default rates for students scheduled to begin repayment in the 2001/2002 federal award year, but those rates have not yet been accepted or published by the ED.  Our reported data for that year show that 19 of our campus groups (consisting of 50 institutes) had a Perkins cohort default rate in excess of 15% for that year.  See “—Administrative Capability” and “—Eligibility and Certification Procedures.”  We are in the process of ending our participation in the Perkins program.

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

Financial Responsibility Standards. The HEA and its implementing regulations prescribe specific financial responsibility standards that an institution must satisfy to participate in Title IV Programs.  The ED evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following any change of control of the institution and when the institution is reviewed for recertification by the ED.  The most significant financial responsibility measurement is the institution’s composite score, which is calculated by the ED based on three ratios:

•                  the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;

•                  the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

•                  the net income ratio, which measures the institution’s ability to operate at a profit.

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight.  In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company, or any party related to the institution.  If the ED determines that an institution does not satisfy the ED’s financial responsibility standards, the institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year and, in some cases, agreeing to receive Title IV Program funds under an arrangement other than the ED’s standard advance funding arrangement while being provisionally certified.

Historically, the ED has evaluated the financial condition of our institutes on a consolidated basis based on our financial statements at the parent company level.  When the ED reviewed the applications of our campus groups for continued certification to participate in Title IV Programs in 2003 based on our 2002 fiscal year financial statements at the parent company level, the ED determined that each of our campus groups satisfied the ED’s financial responsibility standards without the need for further oversight.  We have calculated that our campus groups’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 2.8 in 2003 and 2.2 in 2002.

Another significant financial responsibility standard of the ED requires an institution to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return during its most recently completed fiscal year, if the institution was found to have untimely returned unearned Title IV Program funds with respect to 5% or more of its withdrawn students in either of its two most recently completed fiscal years. No review by the ED, a state or a guaranty agency has found that any of our institutes was violating the ED’s standard on the timely return of unearned Title IV Program funds. Based on our current understanding of how the ED applies the current financial responsibility standards, we do not believe that these standards will have a material adverse effect on our financial condition, results of operations or expansion plans.

Return of Funds for Withdrawn Students. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. The institution must return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.

The standards of most state education authorities that regulate our institutes (the “SEAs”) and the Accrediting Council for Independent Colleges and Schools (the “ACICS”) that accredits our institutes limit a student’s obligation for tuition and fees to an institution, if a student withdraws from the institution (the “Refund Policy”).  Depending on when a student withdraws during an academic quarter and the applicable Refund Policy, in many instances the student remains obligated to the ITT Technical Institute for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy.  In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid.  We have arranged for unaffiliated private funding sources to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw.  We believe that other unaffiliated private funding sources would also be willing to make these types of loans available to our students, but we cannot assure you of this.  If these types of loans were unavailable, we could be unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by the Title IV Program funds that were returned.

The “90/10” Rule. Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. For our 2003 fiscal year, none of our campus groups derived more than 74% of its revenues on a cash accounting basis from Title IV Programs, with a range from approximately 60% to approximately 74%.  We regularly monitor compliance with this requirement to minimize the risk that any of our campus groups’ would derive more than the maximum allowable percentage of its applicable revenues from Title IV Programs for any fiscal year.  If a campus group appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule.

Administrative Capability. The HEA directs the ED to assess the administrative capability of each institution to participate in Title IV Programs. ED regulations require each institution to satisfy a series of separate standards that demonstrate administrative capability. Failure to satisfy any of the standards may lead the ED to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation.  A violation of these requirements could also subject the institution to other penalties.  See “—Compliance with Regulatory Standards and Effect of Regulatory Violations.”

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

Nineteen of our campus groups (consisting of 43 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been published. When all of the ITT Technical Institute campus groups were recertified by the ED to participate in Title IV Programs during 2003, the reason given by the ED for placing two of our campus groups (consisting of three institutes) on provisional certification was their Perkins cohort default rate. See “— Student Loan Defaults” and “—Eligibility and Certification Procedures.”  We are in the process of ending our participation in the Perkins program.

Compensation of Recruitment, Admission and Financial Aid Employees.  The HEA prohibits an institution that participates in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds.  Prior to November 2002, the ED’s regulations implementing this provision of the HEA repeated almost verbatim the language of the HEA, and the ED’s interpretations of this provision were inconsistent and generally not publicly disseminated.  In November 2002, after re-examining Congress’ original intent and purposes in enacting this HEA provision, the ED revised its regulations to clarify its interpretation of this provision and set forth 12 types of activities and payment arrangements that an institution may carry out without violating this provision (the “Safe Harbors”).  One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid.  Prior to November 2002, we believe that we compensated our employees involved in student recruitment, admissions or financial aid in accordance with this Safe Harbor.  Subsequent to November 2002, we believe that we have compensated the applicable employees in accordance with this Safe Harbor and other Safe Harbors, but the ED has stated that it will no longer review and approve individual schools’ compensation plans.  If the ED determined that an institution’s method of compensating its employees involved in student recruitment, admissions or financial aid violated the HEA, the ED could subject the institution to monetary fines or penalties (including repaying a substantial portion of the Title IV Program funds that the institution disbursed during the period it was in violation) or other sanctions (including a limitation, suspension or termination of the institution’s ability to participate in Title IV Programs). Any substantial restrictions on our ITT Technical

Institutes’ ability to participate in Title IV Programs would adversely affect our ability to enroll students, expand the number of our institutes and increase the number of the programs of study offered at our institutes.

Additional Locations and Programs. Our expansion plans assume we will be able to continue to obtain the necessary ED, ACICS and SEA approvals to establish new institutes as additional locations of existing main campuses and to expand the program offerings at our existing institutes. From 2001 through 2003, we established eight new additional locations, all of which are participating in Title IV Programs, and added 474 programs at our existing institutes.

The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location that offers at least 50% of an entire educational program and obtains the necessary SEA and accrediting commission approvals, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

•                  the institution is provisionally certified to participate in Title IV Programs (See “—Eligibility and Certification Procedures”);

•                  the institution receives Title IV Program funds under the ED’s reimbursement or cash monitoring payment method;

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

The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. Generally, an institution that is eligible to participate in Title IV Programs may add a new educational program without the ED’s approval, if that new program: (a) leads to an associate level or higher degree and the institution already offers programs at that level; or (b) prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements.  Otherwise, the institution must obtain the ED’s approval before it may disburse Title IV Programs funds to students enrolled in the new program.  If an institution erroneously determines that a new educational program is eligible for Title IV Program funding, the institution would likely be liable for repayment of the Title IV Program funds provided to students in that educational program.

The ACICS accreditation criteria generally permit an institution’s main campus to establish additional locations.  Although the ACICS criteria may limit our ability to establish additional locations and expand the programs offered at an institute in certain circumstances, we do not believe, based on our current understanding of how the accreditation criteria will be applied, that these limitations will have a material adverse effect on our expansion plans. See “—State Authorization and Accreditation.”

State laws and regulations generally treat each of our institutes as a separate, unaffiliated institution and do not distinguish between main campuses and additional locations or branch campuses. State laws and regulations generally do not limit the number of institutes that we can establish within the state or the number of programs that our institutes can offer, so long as each institute satisfies all requirements to obtain any required state authorizations. In some states, the requirements to obtain state authorization limit our ability to establish new institutes and offer new programs. The process of obtaining any required state authorizations can also delay the opening of new institutes or the offering of new programs. Based on our current understanding of how the state laws and regulations in effect in the states where we are located or anticipate establishing a new location will be applied, we do not believe that these limitations will have a material adverse effect on our expansion plans. See “—State Authorization and Accreditation.”

Eligibility and Certification Procedures. The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification.  The length of the current ED certifications of our ITT Technical Institute campus groups range from three years to six years and extend from March 31, 2006 to September 30, 2009.

The ED may place an institution on provisional certification for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the ED may renew the institution’s provisional certification. The ED may withdraw an institution’s provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements. The ED may also more closely review an institution that is provisionally certified, if it applies for approval to open a new location or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

During 2003, two of our campus groups (consisting of three institutes) were provisionally certified to participate in Title IV Programs, because their Perkins cohort default rate exceeded 30%.  We are in the process of ending our participation in the Perkins program.

Title IV Program Funds Management. ED regulations govern how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. These regulations affect the timing of our receipt and disbursement of Title IV Program funds and prescribe time frames within which our campus groups must notify Title IV Program fund recipients of certain information and return any undisbursed Title IV Program funds.

Availability of Lenders and Guarantors.  Our students have traditionally received their FFEL program loans from a limited number of lending institutions.  For example, in our 2003 fiscal year, one lender provided approximately 95% of the FFEL program loans that our students received.  In addition, in our 2003 fiscal year, one student loan guaranty agency guaranteed almost 100% of the FFEL program loans made to our students.  We do not believe that either our primary lender or primary guaranty agency intends to withdraw from the student loan field or reduce the volume of loans it makes or guarantees in the near future.  If FFEL program loans by our primary lender or guarantees of those loans by our primary guaranty agency were significantly reduced or no longer available, we believe that we would be able to identify other lenders and guaranty agencies to make and guarantee those loans for our students, because the student loan industry is highly competitive and we are frequently approached by other lenders and guaranty agencies seeking our business.  If we were unable to timely identify other lenders and guaranty agencies to make and guarantee FFEL program loans for our students, that could delay our students’ receipt of their loans, increase our receivables, cause our student population to decrease and have a material adverse effect on our financial condition, results of operations and cash flows.

Compliance with Regulatory Standards and Effect of Regulatory Violations. Our internal audit department reviews our institutes’ compliance with Title IV Program requirements and conducts an annual compliance review of each of our institutes. The review addresses numerous compliance areas, including student tuition refunds and return of Title IV Program funds, student academic progress, student admission, graduate employment, student attendance, student financial aid applications, implementation of prior audit recommendations and a general review of student recruiting practices relating to student presentations and the execution and completion of enrollment agreements.

Our institutes are subject to audits and program compliance reviews by various external agencies, including the ED, state agencies, guaranty agencies and the ACICS. Each of our institutes’ administration of Title IV Program funds must also be audited annually by an independent accounting firm, and the resulting audit report must be submitted to the ED for review.  If the ED or another regulatory agency determined that one of our institutes improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that institute could be required to repay such funds to the ED or the appropriate state agency or lender and could be assessed an administrative fine. The ED could also subject the institute to heightened cash monitoring, or could transfer the institute from the advance system of receiving Title IV Program funds to the reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from the ED. Violations of Title IV Program requirements could also subject us or our institutes to other civil and criminal penalties.

Significant violations of Title IV Program requirements by us or any of our institutes could be the basis for a proceeding by the ED to limit, suspend or terminate the participation of the affected institutes in Title IV Programs. If the ED terminates an institution’s participation in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in the FFEL, FDL, Pell or Perkins programs due to high cohort default rates for three consecutive years normally may not apply to resume participation in those programs for at least two federal fiscal years. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 90/10 Rule may not apply to resume participation in Title IV Programs for at least one year.

There is no proceeding pending to fine any of our institutes or to limit, suspend or terminate any of our institutes’ participation in Title IV Programs.  If any proceeding substantially limited our institutes’ participation in Title IV Programs or required the repayment of a substantial sum of Title IV Program funds that our institutes disbursed in prior years, we would be materially adversely affected, even if we could arrange or provide alternative financing sources or repay those funds.  If an institute lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for our students, we would probably have to close that institute.

State Authorization and Accreditation

We are subject to extensive and varying regulation in each of the 30 states in which we currently operate an institute and in 17 other states in which our institutes recruit students. Each of our institutes must be authorized by the applicable SEAs to operate and grant degrees or diplomas to their students. In addition, some states require an institute to be in operation for a period of up to two years before such institute can be authorized to grant degrees. Currently, each of our institutes has received authorization from one or more SEAs.

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

The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution’s success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement.  In 2003, the ACICS reviewed 28 of our institutes and granted initial accreditation to three of these institutes and reaccredited 25 institutes.

State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the ED. None of our institutes is on probation with the ACICS, but 24 institutes are subject to graduate placement reporting by the ACICS. Under the ACICS criteria, an institute that is subject to a financial or outcomes review (including graduate placement reporting) must periodically report its results in such areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish an additional location.  We do not believe that these limitations will have a material adverse effect on our expansion plans.

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

Change in Control

The ED, the ACICS and most of the SEAs have laws, regulations and/or criteria (collectively “Regulations”) pertaining to the change in ownership and/or control (collectively “change in control”) of institutions, but these Regulations do not uniformly define what constitutes a change in control. The ED’s Regulations describe some transactions that constitute a change in control, including the transfer of a controlling interest in the voting stock of an institution or the consolidated corporation of which the institution is a part.  Under the ED’s Regulations, a change in control of a publicly traded corporation, such as us, occurs when: (a) there is an event that obligates the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) disclosing a change in control; or (b) the corporation has a shareholder that owns or controls at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own or control at least 25% of such stock or ceases to be the largest shareholder, but this measure does not include a shareholder whose sole ownership of the corporation’s voting stock is held as a U.S. institutional investor, in mutual funds, through a profit-sharing plan or in an Employee Stock Ownership Plan. Most of the SEAs include the sale of a controlling interest of common stock in the definition of a change in control. The ACICS defines a change in control of a publicly traded corporation to include, among other things:

•                  a change in 50% or more of the voting members of the corporation’s board of directors in any rolling, 12-month period;

•                  a change in the number of voting members of the corporation’s board of directors in any rolling, 12-month period that allows a group of directors to exercise control who could not exercise control before the change;

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

When a change in control occurs under the ED’s Regulations, an institution’s eligibility to continue to participate in Title IV Programs is subject to review and the institution could lose its eligibility, with the result that the institution would no longer be able to authorize or, with limited exceptions, disburse Title IV Program funds to its students.  If an institution timely submits a materially complete application following a change in control, the ED may provisionally certify the institution for a temporary period following a change in control, pending a review by the ED to determine whether to reinstate the institution’s participation in Title IV Programs.  The ED’s determination depends on whether the institution, under its new ownership and control, complies with specified ED requirements for institutional eligibility.

The ACICS will not reaccredit an institution following a change in control until the institution submits an application for reaccreditation, which requires documentation that the institution has been reauthorized or continues to be authorized by the appropriate SEA or SEAs. The ACICS criteria and procedures provide that, generally within five business days after an institution documents that it has been reauthorized or continues to be authorized by the appropriate SEA or SEAs following a change in control, the ACICS will determine whether to temporarily reinstate the institution’s accreditation for an undefined period to allow for the completion and review of the application.

Many SEAs require that a change in control of an institution be approved before it occurs in order for the institution to maintain its SEA authorization. Other SEAs will only review a change in control of an institution after it occurs.

A change in control could occur as a result of future transactions in which we or our institutes are involved, such as some corporate reorganizations and some changes in our board of directors.  If a future transaction results in a change in control of us or our institutes, we believe that we will be able to obtain all necessary approvals from the ED, the SEAs and the ACICS. We cannot assure you, however, that all such approvals can be obtained in a timely manner that would not delay the availability of Title IV Program funds or prevent some students from receiving Title IV Program funds.

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

Shareholder Information

We make the following materials available free of charge through our website at www.ittesi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

•                  our annual reports on Form 10-K and all amendments thereto;

•                  our quarterly reports on Form 10-Q and all amendments thereto;

•                  our current reports on Form 8-K and all amendments thereto; and

•                  various other filings that we make with the SEC.

We also make the following materials available free of charge through our website at www.ittesi.com:

•                  our Corporate Governance Guidelines;

•                  the charter for each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors; and

•                  our Code of Business Conduct and Ethics (“Code”).

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•                  our annual report on Form 10-K for the year ended December 31, 2003, excluding certain of its exhibits;

•                  our Corporate Governance Guidelines;

•                  the charter for each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors; and

•                  the Code.

We also intend to promptly disclose on our website any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 2.           PROPERTIES.

As of December 31, 2003, we leased the facilities of 66 of our institutes, and we owned the facilities of 12 of our institutes and a parking lot adjacent to the Houston (North), Texas institute. The average remaining lease term of our leased facilities is approximately six years.  The leased facilities for our 66 institutes involve 72 buildings.  Three of these leases were for institutes in their first year of operation as of December 31, 2003, one of these leases was for a facility under lease where we plan to open one new institute in 2004, and six of these leases were for six institutes that each utilize two separate facilities. None of the facilities owned by us is subject to a mortgage or other indebtedness.

We generally locate our institutes in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our institutes have accessible parking facilities and are generally near a major highway. The typical lease for our institutes’ facilities is for a six to 14 year term.  If desirable or necessary, an institute may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

We own our headquarters building in Carmel, Indiana, which represents approximately 43,000 square feet of office space.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the common stock during the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol ‘‘ESI.’’ The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE’s consolidated transaction reporting system. These prices have been restated to reflect the adjustment to the market price of our common stock as a result of the two-for-one split of our common stock declared on May 10, 2002 and effected on June 6, 2002 by payment of a stock dividend to all shareholders of record at the close of business on May 28, 2002 of one share on each one share of our common stock issued and outstanding or held as treasury stock on May 28, 2002 (the “2002 Stock Split”).

	High	Low
2002
First Quarter	$23.34	$16.76
Second Quarter	26.65	21.25
Third Quarter	22.00	14.28
Fourth Quarter	24.35	14.14
2003
First Quarter	$30.00	$23.19
Second Quarter	31.55	26.34
Third Quarter	49.45	28.97
Fourth Quarter	56.50	44.19

There were approximately 135 holders of record of our common stock on February 15, 2004.

We did not pay a cash dividend in 2002 or 2003. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share and operating data)

Statement of Income Data:
Revenues (a)	$522,856	$454,118	$400,063	$336,331	$306,786
Cost of educational services (a)	280,006	256,675	237,641	200,460	182,176
Student services and administrative expenses	148,329	129,134	110,816	94,156	86,953
Offering, change in control and other one-time expenses	—	—	—	—	900
Total costs and expenses	428,335	385,809	348,457	294,616	270,029
Operating income	94,521	68,309	51,606	41,715	36,757
Interest income, net	1,995	2,684	2,708	2,707	2,396
Income before income taxes and cumulative effect of change in accounting principle	96,516	70,993	54,314	44,422	39,153
Income taxes	37,658	27,139	20,600	16,937	14,802
Income before cumulative effect of change in accounting principle	58,858	43,854	33,714	27,485	24,351
Cumulative effect of change in accounting principle, net of tax(b)	—	—	—	(2,776)	(823)
Net income	$58,858	$43,854	$33,714	$24,709	$23,528
Earnings per share(c):
Basic (d)	$1.31	$0.96	$0.71	$0.51	$0.47
Diluted (e)	$1.27	$0.94	$0.70	$0.51	$0.46

Other Operating Data:
Capital expenditures, net	$14,391	$14,265	$21,560	$29,393	$17,005
Facility purchases	$25,718	$19,843	—	—	—
Number of students at end of period	37,076	32,631	30,778	27,640	26,428
Number of technical institutes at end of period	77	74	70	69	67

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents, restricted cash and investments	$254,174	$156,708	$110,232	$70,618	$67,961
Total current assets	256,646	173,266	133,026	92,570	89,082
Property and equipment, less accumulated depreciation	81,503	62,584	49,593	46,560	31,686
Total assets	363,270	247,707	194,215	150,896	131,002
Total current liabilities	202,337	142,495	105,372	79,926	68,622
Shareholders’ equity	146,124	89,024	78,188	64,686	57,771

(a)               The reclassification of tuition revenue with respect to students who withdraw reduced revenues and cost of educational services by $12,418 in the year ended December 31, 2003, $10,828 in the year ended December 31, 2002, $10,488 in the year ended December 31, 2001, $11,193 in the year ended December 31, 2000 and $9,584 in the year ended December 31, 1999.  The reclassifications had no impact on our total consolidated results reported in any period presented. See Note 1 to our Notes to Consolidated Financial Statements.

(b)              Cumulative effect of change in accounting principle, net of tax represents institute start-up costs in 1999 and revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” in 2000.  We have not presented proforma results for the prior fiscal years due to immateriality.

(c)               Earnings per share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

(d)         Basic earnings per share data are based on historical net income and the number of shares of our common stock outstanding during each period.  Basic earnings per share for all periods have been calculated in conformity with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

(e)          The difference in the number of shares used to calculate diluted earnings per share from the number of shares used to calculate basic earnings per share represents the average number of shares issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

We operate 77 institutes in 30 states which provide technology-oriented postsecondary education to approximately 37,000 students. We derive our revenues almost entirely from tuition, course materials, fees and charges paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”).  In 2003, we indirectly derived approximately 68% of our revenues, determined on a cash accounting basis as defined by the ED’s regulations, from Title IV Programs.

Our revenues vary based on the aggregate student population, which is influenced by the following factors:

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

In order to participate in Title IV Programs, a new institute must be authorized by the state in which it will operate, accredited by an accrediting commission that the U.S. Department of Education (“ED”) recognizes, and certified by the ED to participate in Title IV Programs. The accrediting commission that accredits our institutes grants accreditation to a new institute prior to its first class start date.  The ED’s certification process cannot commence until the institute receives its state authorization and accreditation.  In the past, ED certification for a new location generally took approximately nine months from the first class start date.  In the future, however, we do not believe that we will experience much, if any, delay in obtaining ED certification for new locations of the vast majority of our institutes.

We earn tuition revenues on a weekly basis, pro rata over the length of each of four, 12-week academic quarters in each fiscal year. State regulations, accrediting commission criteria and our policies generally require us to refund a portion of the tuition and fee payments received from a student who withdraws from one of our institutes during an academic quarter.  Our statement of income recognizes immediately the amount of tuition and fees, if any, that we may retain after payment of any refund.

Previously, if a student withdrew, the tuition revenue related to the remainder of that academic quarter and the fee revenue related to the remainder of the student’s program were recorded and the amount of any refund resulting from the application of federal, state or accreditation requirements or our refund policy was recorded as an expense.  For the periods presented, we have reclassified tuition and fee revenue by netting the corresponding revenue and expense related to the remaining tuition and fees with any related refund recorded for students who withdrew.  As a result, revenues and cost of educational services have each been reduced by $12,418 for the year ended December 31, 2003, $10,828 for the year ended December 31, 2002 and $10,488 for the year ended December 31, 2001.  The reclassifications had no impact on our total consolidated results reported in any period presented.

We incur expenses throughout a fiscal period in connection with the operation of our institutes. The cost of educational services includes faculty and administrative salaries, cost of course materials, occupancy costs, depreciation and amortization of equipment costs, facilities and leasehold improvements, and certain other administrative costs incurred by our institutes.

Student services and administrative expenses include direct marketing costs (which are marketing expenses directly related to new student recruitment), indirect marketing expenses, an allowance for doubtful accounts and administrative expenses incurred at our corporate headquarters. Direct marketing costs include salaries and employee benefits for recruiting representatives and direct solicitation expenses. We capitalize our direct marketing costs (excluding advertising expenses) using the successful efforts method and amortize them on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets. We expense as incurred our marketing costs that do not relate to the direct solicitation of potential students.

In 2002, we developed five new resident bachelor degree programs and one new online bachelor degree program.  We began offering one or more of these new bachelor degree programs at 39 of our institutes in 2002.  In addition, a total of 41 of our institutes were approved to offer bachelor degree programs as of December 31, 2002 compared to 29 as of December 31, 2001.

In 2003, we developed three new resident bachelor programs, three new resident associate degree programs and one new online master degree program.  In addition, a total of 51 of our institutes were approved to offer bachelor degree programs as of December 31, 2003 compared to 41 as of December 31, 2002.  We also expanded the use of the Hybrid Delivery Model to several additional institutes in 2003.

We opened one new institute in 2001,  four new institutes in 2002 and three new institutes in 2003.  We plan to open three or four new institutes and two or three learning sites in 2004.  Our new institutes have historically incurred a loss during the 24-month period after the first class start date.

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

Property and Equipment. We include all property and equipment in the financial statements at cost and make provisions for depreciation of property and equipment using the straight-line method.  Estimated useful lives generally range from three to ten years for our furniture and equipment, three to 14 years for leasehold improvements, 20 to 40 years for the buildings and three to eight years for capitalized software.  Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property, equipment and capitalized software differing from our estimates.  We regularly review and evaluate the estimated useful lives of our property and equipment and capitalized software.  Although we believe our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

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

Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets.  Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which are charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average course length of 24 months.  If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds paid as a result of any applicable Refund Policy, is recognized upon the student’s departure.

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

Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include salaries and employee benefits of recruiting representatives and other direct costs less admission processing fees. Successful efforts is the ratio of students enrolled to prospective students interviewed. The higher the rate of interviewed students who enroll, the greater the percentage of our direct marketing costs that are capitalized.  We amortize our direct marketing costs on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets.  The direct costs subject to capitalization are readily quantifiable and are not subject to estimation.  The amortization method is based on historical trends of student enrollment and retention activity and is not subject to significant assumptions.  We regularly evaluate the future recoverability of these deferred costs.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 addresses interim and annual financial statement disclosures to be made by a guarantor about its obligations under guarantees.  FIN 45 also clarifies requirements related to a guarantor’s recognition of liability at the inception of a guarantee in the amount of the fair value of the obligation that the guarantor has undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for guarantees existing as of December 31, 2002.  We do not have any material guarantees that require recognition of a liability or disclosures in accordance with FIN 45.

In November 2002, the Emerging Issues Task Force (“EITF”), issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  We do not believe that this EITF will have a material effect on our financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which the equity investors do not have either a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for variable interest entities in which we hold a variable interest. We do not hold variable interests in variable interest entities and, therefore, FIN 46 will not have an impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is applied prospectively to contracts entered into or modified after June 30, 2003.  We do not utilize derivative instruments and, therefore, SFAS No. 149 will not have an impact on the accounting or reporting of our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer must classify and measure certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  Since we do not have any financial instruments with characteristics of both liabilities and equity, SFAS No. 150 does not have an effect on our financial statements.

In December 2003, the FASB issued SFAS No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The provisions of SFAS No. 132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  SFAS No. 132R adds interim period and annual financial statement disclosures.  See Note 6 of the Notes to Consolidated Financial Statements, which incorporates the additional disclosures required by SFAS No. 132R.

Variations in Quarterly Results of Operations

Our quarterly results of operations have tended to fluctuate within a fiscal year due to the timing of student matriculations.  Each of our four fiscal quarters have 12 weeks of earned tuition revenue.  Revenues in our third and fourth fiscal quarters generally benefit from increased student matriculations.  The number of new students entering our institutes tends to be substantially higher in June (24% of all new students in 2003) and September (35% of all new students in 2003) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of costs, however, and costs do not fluctuate significantly on a quarterly basis.

The following table sets forth our revenues in each fiscal quarter of 2003, 2002 and 2001.

Quarterly Revenue
(Dollars in thousands)

Three Months Ended	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

March 31	$119,000	23%	$105,112	23%	$90,997	23%
June 30	124,831	24%	108,325	24%	95,919	24%
September 30	134,382	26%	117,746	26%	103,910	26%
December 31	144,643	27%	122,935	27%	109,237	27%
Total for Year	$522,856	100%	$454,118	100%	$400,063	100%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenues for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of educational services	53.5%	56.5%	59.4%
Student services and administrative expenses	28.4%	28.5%	27.7%
Operating income	18.1%	15.0%	12.9%
Interest income, net	0.4%	0.6%	0.7%
Income before income taxes	18.5%	15.6%	13.6%

The following table sets forth our total student enrollment as of December 31, 2003, 2002 and 2001:

As of December 31,	Total Student Enrollment	Increase Over Prior Year
2003	37,076	13.6%
2002	32,631	6.0%
2001	30,778	11.4%

The following table sets forth total new student enrollment during the years ended December 31, 2003, 2002 and 2001:

For the Year Ended December 31,	Total New Student Enrollment	Increase Over Prior Year
2003	35,880	16.6%
2002	30,761	4.4%
2001	29,460	7.2%

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year that typically begin in March, June, September and December.  To measure the persistence of our students, the number of continuing students in any academic quarter is divided by the total student enrollment as of the end of the immediate preceding academic quarter.  A continuing student is any student who, in any academic quarter, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediate preceding academic quarter. Total student enrollment includes all new and continuing students enrolled at our ITT Technical Institutes at the end of an academic quarter.

The following table sets forth the rates of our students’ persistence for each quarter in 2003, 2002 and 2001:

	For the Three Months Ended,
	March 31	June 30	Sept 30	Dec 31
2003	77%	77%	73%	80%
2002	79%	77%	73%	80%
2001	78%	78%	74%	81%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenues. Revenues increased $68.8 million, or 15.1%, to $522.9 million for the year ended December 31, 2003 from $454.1 million for the year ended December 31, 2002, primarily due to:

•               a 5.0% increase in tuition rates in March 2003;

•               a 6.0% increase in the total student enrollment at December 31, 2002 compared to December 31, 2001; and

•               a 16.6% increase in total new student enrollment at our institutes in 2003 compared to 2002, which is primarily a result of opening new institutes, an increased number of responses to our marketing and advertising, and operational changes that increased the percentage of new student enrollments arising from those responses.

Cost of Educational Services. Cost of educational services increased $23.3 million, or 9.1%, to $280.0 million in 2003 from $256.7 million in 2002. The principal causes of this increase included:

•               the costs required to service the increased enrollment;

•               normal inflationary cost increases for wages, rent and other costs of services; and

•               increased costs due to opening new institutes (one opened in June 2002, three opened in September 2002, one opened in March 2003, one opened in June 2003 and one opened in December 2003).

Cost of educational services as a percentage of revenues decreased to 53.5% in 2003 from 56.5% in 2002.  The primary causes of this decrease include:

•               continued facility and faculty utilization efficiencies;

•               certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from increased student enrollment;

•               new and renegotiated vendor contracts;

•               a net reduction of occupancy costs resulting from our purchase of 12 facilities that we had previously leased (six were purchased during the three months ended September 30, 2002 and six were purchased during the year ended December 31, 2003); and

•               changes in Indiana tax law that caused the classification of certain Indiana taxes to be changed from cost of educational services to income taxes.

Student Services and Administrative Expenses. Student services and administrative expenses increased $19.2 million, or 14.9%, to $148.3 million in 2003 from $129.1 million in 2002.  Student services and administrative expenses decreased to 28.4% of revenues in 2003 compared to 28.5% of revenues in 2002, primarily due to a 17.1% increase in media advertising expenses offset by a reduction in bad debt expense from 1.5% of revenues for 2002 to 1.2% of revenues for 2003.

Operating income increased $26.2 million, or 38.4%, to $94.5 million in 2003 from $68.3 million in 2002.  The operating margin increased to 18.1% of revenues in 2003 from 15.0% in 2002, primarily due to:

•               continued facility and faculty utilization efficiencies;

•               new and renegotiated vendor contracts;

•               a net reduction of occupancy costs resulting from our purchase of 12 facilities over the last eighteen months;

•               a reduction in bad debt expense; and

•               a change in the classification of certain Indiana taxes based on changes in Indiana tax law.

Income Taxes. Our combined effective federal and state income tax rate in 2003 was 39.0% compared to 38.2% in 2002, primarily due to changes in Indiana and other state tax laws.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenues. Revenues increased $54.0 million, or 13.5%, to $454.1 million for the year ended December 31, 2002 from $400.1 million for the year ended December 31, 2001, primarily due to:

•               a 7% increase in tuition rates in March 2002;

•               an 11.4% increase in the total student enrollment at December 31, 2001 compared to December 31, 2000; and

•               a 4.4% increase in new student enrollment at our institutes in 2002 compared to 2001.

Cost of Educational Services. Cost of educational services increased $19.1 million, or 8.0%, to $256.7 million in 2002 from $237.6 million in 2001. The principal causes of this increase included:

•               the costs required to service the increased student enrollment;

•               normal inflationary cost increases for wages, rent and other costs of services; and

•               increased costs due to opening new institutes (one opened in March 2001, one opened in June 2002 and three opened in September 2002).

Cost of educational services as a percentage of revenues decreased to 56.5% in 2002 from 59.4% in 2001.  This decrease was primarily due to the greater facility and faculty utilization efficiencies associated with the three-day per week class schedule of our information technology, computer and electronics engineering technology and computer drafting and design programs, and because certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from increased student enrollment.

Student Services and Administrative Expenses. Student services and administrative expenses increased $18.3 million, or 16.5%, to $129.1 million in 2002 from $110.8 million in 2001.  Student services and administrative expenses increased to 28.5% of revenues in 2002 compared to 27.7% of revenues in 2001, primarily due to a 30% increase in media advertising expenses offset by a reduction in bad debt expense from 2.1% of revenues for 2001 to 1.5% of revenues for 2002.

Income Taxes. Our combined effective federal and state income tax rate in 2002 was 38.2% compared to 37.9% in 2001.

Liquidity and Capital Resources

In 2003, we indirectly derived approximately 68% of our revenues, determined on a cash accounting basis as defined by the ED’s regulations, from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year, which consists of three academic quarters. Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or ten days before the start of the first academic quarter of a student’s academic year, and the second and third disbursements are typically received ten days before the start of each subsequent quarter of a student’s academic year. While the timing of loan disbursements to us is subject to a student’s directions to the lender and to existing regulatory requirements regarding such disbursements, we have typically received student loan funds upon the lender’s disbursement of the student loan funds.

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

On January 20, 2004, our Board of Directors approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of ITT/ESI common stock from 150,000,000 to 350,000,000 (“Amendment”).  If the Amendment is approved by our shareholders at our 2004 annual meeting of shareholders, it will become effective upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

The following table sets forth the repurchase of outstanding shares of our common stock during 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Number of shares repurchased	1,078,000	2,174,300	1,405,000
Total cost of shares repurchased (in millions)	$28.7	$44.5	$27.3
Average cost per share	$26.65	$20.44	$19.42

All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares.  As of December 31, 2003, our existing repurchase authorization permits us to repurchase an additional 4,216,300 shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including institute start-up costs for new institutes.  Our net cash items (consisting of cash and cash equivalents, restricted cash and investments (short-term and non-current)) increased from $156.7 million at December 31, 2002 to $254.2 million at December 31, 2003.  Cash and cash equivalents, restricted cash, and investments ranged from a low of $73.8 million in February 2003 to a high of $254.2 million in December 2003.

We have generated positive cash flows from operations for the past five years. Cash flows from operations in 2003 were $152.2 million, an increase of $25.4 million from $126.8 million in 2002.  This increase was primarily due to higher cash flows from operations caused by implementation of effective cash management strategies and an increase in income and accelerated cash collections from students associated with their use of supplemental private loan programs.  These private loan programs offer eligible students and their parents loans to help pay the students’ cost of education that federal and state student financial aid sources do not fully cover.  The private loan programs are non-recourse to us and are disbursed once during each academic year at the start of the first academic quarter of the student’s academic year.  During the six months ended December 31, 2003, we purchased $63.9 million of investments that we plan to hold until maturity.  The maturity dates extend beyond one year, but not more than three years for $13.5 million of those investments.

At December 31, 2003, we had positive working capital of $54.3 million.  Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $27.4 million to $130.4 million at December 31, 2003 from $103.0 million at December 31, 2002.  This increase was primarily due to the students’ use of supplemental private loans and increased tuition revenue resulting from higher tuition rates and increased enrollment.

During 2002, we recorded a $5.0 million minimum pension liability adjustment with respect to our obligations under the ESI Pension Plan and a corresponding $3.1 million reduction in shareholders’ equity, which is net of a $1.9 million deferred tax asset.  During 2003, we reduced our minimum pension liability by $1.0 million as a result of obtaining an investment return on plan assets in excess of our original estimates, and we recorded a corresponding $0.6 million increase in shareholders’ equity, which is net of a $0.4 million deferred tax asset.

An institution may lose its eligibility to participate in some or all of the Title IV Programs, if the rates at which the institution’s students default on federal student loans exceed specific percentages. An institution whose cohort default rate on loans under the Federal Family Education Loan (“FFEL”) program and the William D. Ford Federal Direct Loan (“FDL”) program is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell Grant programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.

None of our campus groups had a FFEL/FDL cohort default rate equal to or greater than 25% for the 1999, 2000 or 2001 federal fiscal years, the most recent years for which the ED has published FFEL/FDL official cohort default rates.  None of our campus groups had a FFEL/FDL preliminary cohort default rate equal to or greater than 25% for the 2002 federal fiscal year, which preliminary rates were issued by the ED in February 2004.

The standards of most of the state education authorities that regulate our institutes (the “SEAs”) and the Accrediting Council for Independent Colleges and Schools (“ACICS”) that accredits our institutes limit how much of a student’s tuition and fees an institution can retain for a student who withdraws from the institution (“Refund Policy”).  The HEA and its implementing regulations impose a limit on the amount of Title IV Program funds withdrawing students can use to pay their education costs (“Return Policy”).  The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.  Depending on when a student withdraws during an academic quarter, the HEA’s Return Policy can reduce the amount of Title IV Program funds that the withdrawing student can use to pay his or her education costs owed to the ITT Technical Institute.  In these instances, withdrawing students may be unable to pay all of their education costs that would have been paid by the Title IV Program funds that were returned and we may be unable to collect a significant portion of those costs.  Our students’ use of supplemental private loans has improved our collection of the students’ education costs.

Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenues for a fiscal year from Title IV Programs.  For our 2003 fiscal year, the range of our campus groups was from approximately 60% to approximately 74%.

During 2003, we purchased the facilities of six of our institutes for a total of $25.7 million.  We previously leased these facilities under operating lease agreements.  We may purchase additional facilities of our institutes in 2004.

Our capital assets, other than our facilities discussed above, consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture, software and leasehold improvements.  Capital expenditures, excluding facility purchases, totaled $14.4 million during 2003 and primarily included expenditures of $1.7 million for new ITT Technical Institutes and $12.7 million to replace or add furniture, equipment or computers, or leasehold improvements.  Leasehold improvements represent part of our continuing effort to maintain our existing facilities in good condition. Excluding facility purchases, the amount of capital expenditures in 2003 were comparable to 2002.  To date, cash generated from operations has been sufficient to meet our capital expenditures.

We plan to continue to upgrade and expand current facilities and equipment. We expect that 2004 capital expenditures will be approximately $20 to $25 million.  The capital additions for a new institute are approximately $0.6 million.  We anticipate that our planned capital additions can be funded from cash flows from operations. Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, curricula additions at existing institutes and possible acquisitions.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2003.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$144,209	$26,254	$45,907	$36,844	$35,204
Purchase Obligations	$5,800	$1,100	$4,700	—	—
Total	$150,009	$27,354	$50,607	$36,844	$35,204

Off-Balance Sheet Arrangements

As of December 31, 2003, we leased our non-owned facilities under operating lease agreements.  A majority of the operating leases contain renewal options that can be exercised after the initial lease term.  Renewal options are generally for periods of one to five years.  All operating leases will expire over the next 13 years and management expects that those leases will be renewed or replaced by other leases in the normal course of business, or that we will purchase the facilities represented by those leases or other facilities where we can operate our institutes.  There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

We do not have any off-balance sheet arrangements, except for the operating lease agreements disclosed above, or any other significant long-term obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.  There are no commitments or guarantees that provide for the potential issuance of shares of our common stock, other than pursuant to the terms of the stock option plans for our employees and non-employee directors.  See Notes 1 and 7 to our Notes to Consolidated Financial Statements.

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

•                        the results of the Qui Tam Action which, if adversely determined, could result in a demand for repayment of federal student financial aid funds, trebled under the False Claims Act, and penalties;

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

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments with original maturity dates of less than 90 days are included in cash and cash equivalents and are recorded at cost, which approximates market value.  Our investments classified as trading securities that have maturity dates in excess of 90 days at the time of purchase are recorded at their market value and are included in short-term investments.  Our investments classified as held-to-maturity include investments that are recorded at their amortized cost.  Short-term investments have maturity dates within one year following the balance sheet date.  Our non-current investments have maturity dates between one and three years following the balance sheet date.

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

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE.

Not applicable .

Item 9A.            CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, we are responsible for establishing and maintaining adequate internal control over our financial reporting (“IC”) that is designed to provide reasonable assurance that our records are maintained in reasonable detail to accurately and fairly reflect transactions, our transactions are properly authorized, our assets are safeguarded against unauthorized or improper acquisition, use or disposition, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of our 2003 fiscal year, we conducted an evaluation, under the framework of the Committee of Sponsoring Organizations of the Treadway Commission and the supervision (and with the participation) of our management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer concluded that our DCP are effective.

There were no changes in our IC during our fourth fiscal quarter of 2003 that materially affected or are reasonably likely to materially affect our IC, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning our directors, nominees for director, executive officers, audit committee financial experts, code of ethics and disclosure of delinquent filers is incorporated herein by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.              EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent auditor and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements:

Report of Independent Auditors
Consolidated Statements of Income for the years ended December 31, 2003, December 31, 2002 and December 31, 2001
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, December 31, 2002 and December 31, 2001
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 appear on page F-18.

	3.	Quarterly Results for 2003 and 2002 (unaudited) appear on page F-19.

	4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-2 through S-4, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Reports on Form 8-K

On October 16, 2003, we furnished a Current Report on Form 8-K dated October 16, 2003 to report, under Item 12 of Form 8-K, results of operations and financial condition of our fiscal quarter ended September 30, 2003.

Report of Independent Auditors

To the Board of Directors and Shareholders

of ITT Educational Services, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders’ equity present fairly, in all material respects, the consolidated financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the accompanying financial statement schedule on the valuation and qualifying accounts of ITT Educational Services, Inc. for the years ended December 31, 2003, 2002, and 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 16, 2004

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001

Revenues (a)	$522,856	$454,118	$400,063

Costs and Expenses
Cost of educational services (a)	280,006	256,675	237,641
Student services and administrative expenses	148,329	129,134	110,816
Total costs and expenses	428,335	385,809	348,457

Operating income	94,521	68,309	51,606

Interest income, net	1,995	2,684	2,708

Income before income taxes	96,516	70,993	54,314

Income taxes	37,658	27,139	20,600

Net income	$58,858	$43,854	$33,714

Earnings per common share (basic) (b)	$1.31	$0.96	$0.71

Earnings per common share (diluted) (b)	$1.27	$0.94	$0.70

(a)     The reclassification of tuition revenue with respect to students who withdraw reduced revenues and cost of educational services by $12,418 in the year ended December 31, 2003, $10,828 in the year ended December 31, 2002 and $10,488 in the year ended December 31, 2001.

(b)     Earnings per common share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$168,273	$123,934
Restricted cash	8,496	7,103
Short-term investments	63,938	25,671
Accounts receivable, less allowance for doubtful accounts of $1,644 and $1,810	9,398	8,973
Deferred and prepaid income tax	2,906	1,988
Prepaids and other current assets	3,635	5,597
Total current assets	256,646	173,266
Property and equipment, net	81,503	62,584
Direct marketing costs	10,844	10,609
Investments	13,467	—
Other assets	810	1,248
Total assets	$363,270	$247,707

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$36,543	$18,162
Accrued compensation and benefits	16,986	9,196
Other accrued liabilities	18,444	12,140
Deferred revenue	130,364	102,997
Total current liabilities	202,337	142,495
Deferred income tax	4,691	6,204
Minimum pension liability	7,012	8,041
Other liabilities	3,106	1,943
Total liabilities	217,146	158,683

Commitments and contingent liabilities (Note 8)

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued	540	540
Capital surplus	52,688	40,393
Retained earnings	221,400	184,409
Accumulated other comprehensive income	(4,263)	(4,888)
Treasury stock, 8,638,535 and 8,986,267 shares, at cost	(124,241)	(131,430)
Total shareholders’ equity	146,124	89,024
Total liabilities and shareholders’ equity	$363,270	$247,707

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$58,858	$43,854	$33,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,190	21,117	18,527
Provision for doubtful accounts	6,134	6,872	8,576
Deferred taxes	(2,835)	2,156	2,766
Increase/decrease in operating assets and liabilities:
Short-term investments	12,197	15,397	(32,482)
Accounts receivable	(6,559)	(3,166)	(8,841)
Direct marketing costs	(235)	(89)	(426)
Accounts payable and accrued liabilities	33,647	13,304	4,639
Prepaids and other assets	2,400	1,541	(596)
Deferred revenue	27,367	25,845	21,501
Net cash provided by (used for) operating activities	152,164	126,831	47,378

Cash flows provided by (used for) investing activities:
Facility purchases	(25,718)	(19,843)	—
Capital expenditures, net	(14,391)	(14,265)	(21,560)
Purchase of held to maturity investments, net	(63,931)	—	—
Net cash provided by (used for) investing activities	(104,040)	(34,108)	(21,560)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(28,726)	(44,451)	(27,289)
Exercise of stock options	26,334	13,601	8,603
Net cash flow provided by (used for) financing activities	(2,392)	(30,850)	(18,686)

Net increase (decrease) in cash, cash equivalents and restricted cash	45,732	61,873	7,132

Cash, cash equivalents and restricted cash at beginning of period	131,037	69,164	62,032

Cash, cash equivalents and restricted cash at end of period	$176,769	$131,037	$69,164

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$24,240	$17,328	$14,999
Non-cash financing activities:
Issuance of treasury stock for incentive plan and board of directors’ plan	$9	$883	$311

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income/(Loss)	Treasury Stock		Total
	Shares (a)	Amount					Shares (a)	Amount

Balance as of December 31, 2000	54,069	$270	$33,938	$117,115		$—	(7,074)	$(86,637)	$64,686
Exercise of stock options			1,108	(2,227)			698	7,431	6,312
Tax benefit from exercise of stock options			2,291						2,291
Purchase of treasury stock							(1,404)	(27,289)	(27,289)
Issue treasury stock for employee incentive plan			3				28	272	275
Issue treasury stock for board of directors plan			15				4	21	36
Comprehensive income
Net income for 2001				33,714	$33,714				33,714
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment					(1,837)	(1,837)			(1,837)
Other comprehensive income (loss)					(1,837)
Comprehensive income					$31,877
Balance as of December 31, 2001	54,069	270	37,355	148,602		(1,837)	(7,748)	(106,202)	78,188
Exercise of stock options				(7,925)			885	18,218	10,293
Tax benefit from exercise of stock options			3,308						3,308
Purchase of treasury stock							(2,174)	(44,451)	(44,451)
Issue treasury stock for employee incentive plan				(122)			48	968	846
Issue treasury stock for board of directors plan							3	37	37
2-for-1 stock split		270	(270)						—
Comprehensive income:
Net income for 2002				43,854	$43,854				43,854
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment					(3,051)	(3,051)			(3,051)
Other comprehensive income (loss)					(3,051)
Comprehensive income					$40,803
Balance as of December 31, 2002	54,069	540	40,393	184,409		(4,888)	(8,986)	(131,430)	89,024
Exercise of stock options				(21,867)			1,425	35,906	14,039
Tax benefit from exercise of stock options			12,295						12,295
Purchase of treasury stock							(1,078)	(28,726)	(28,726)
Issue treasury stock for board of directors plan							1	9	9
Comprehensive income:
Net income for 2003				58,858	$58,858				58,858
Other comprehensive income, net of tax:
Minimum pension liability adjustment					625	625			625
Other comprehensive income					625
Comprehensive income					$59,483
Balance as of December 31, 2003	54,069	$540	$52,688	$221,400		$(4,263)	(8,638)	$(124,241)	$146,124

(a) The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, unless otherwise stated)

1.                 Summary of Accounting Principles and Policies

Business Activities.  We are a leading proprietary postsecondary education system in the United States, and we primarily offer career-focused, technical degree programs of study. At December 31, 2003, we operated 77 technical institutes throughout the United States. We maintain our corporate headquarters in Carmel, Indiana.

Principles of Consolidation.  The consolidated financial statements include both our and our wholly-owned subsidiaries’ accounts.  All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of these financial statements, in conformity with generally accepted accounting principles, includes estimates that are determined by our management.  Actual results may differ from estimates used.

Reclassifications. Certain reclassifications have been made to conform to the 2003 presentation.  Previously, if a student withdrew, the tuition revenue related to the remainder of that academic quarter and the fee revenue related to the remainder of the student’s program were recorded and the amount of any refund resulting from the application of federal, state or accreditation requirements or our refund policy was recorded as an expense.  For the periods presented, we have reclassified these amounts by netting the corresponding revenue and expense related to the remaining tuition and fees with any related refund recorded for students who withdrew.  As a result, revenues and cost of educational services have each been reduced by $12,418 for the year ended December 31, 2003, $10,828 for the year ended December 31, 2002 and $10,488 for the year ended December 31, 2001.  The reclassifications had no impact on our total consolidated results reported in any period presented.

Cash Equivalents and Investments.  Investments with original maturity dates of less than 90 days are included in cash and cash equivalents and are recorded at cost, which approximates market value.  Investments classified as trading securities that have maturity dates in excess of 90 days at the time of purchase are recorded at their market value and are included in short-term investments. Investments classified as held-to-maturity include investments that are recorded at their amortized cost.  Short-term investments have maturity dates within one year following the balance sheet date.  Non-current investments have maturity dates between one and three years following the balance sheet date.

The cost of securities sold is based on the first-in, first-out method.  All of our investments are in marketable debt securities.

	As of December 31, 2003			As of December 31, 2002
	Trading Securities	Held-to- Maturity	Total	Trading Securities	Held-to- Maturity	Total
Cash and cash equivalents	$168,273	$—	$168,273	$123,934	$—	$123,934
Short-term investments	13,347	50,591	63,938	25,671	—	25,671
Non-current investments	—	13,467	13,467	—	—	—
	$181,620	$64,058	$245,678	$149,605	$—	$149,605

During 2003, we received $77,000 in proceeds from maturities of held-to-maturity investments and purchased $140,931 of held-to-maturity investments, resulting in purchases, net of maturities, of $63,931.

Investment income for the years ended December 31, 2003, 2002 and 2001 consists of:

	Year Ended December 31,
	2003	2002	2001
Net realized gains (losses) on the sale of investments	$(27)	$(48)	$19
Interest and dividend income, net	2,292	2,463	2,653
Change in net unrealized holding gain (loss)	(270)	269	36
	$1,995	$2,684	$2,708

Property and Equipment. We include all property and equipment in our financial statements at cost.  We apply the American Institute of Certified Public Accountants Statements of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.  Estimated, useful lives generally range from three to ten years for furniture and equipment, three to 14 years for leasehold improvements, 20 to 40 years for buildings and three to eight years for capitalized software.  Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.

We apply Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We regularly review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  If we determine that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we recognize a loss to the extent the carrying amount exceeds the fair value of that asset.  We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions.

Fair Value of Financial Instruments. The carrying amounts reported on the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments.  Investments classified as trading securities are recorded at their market value.

Recognition of Revenues. Tuition revenues are recorded on a straight-line basis over the length of the applicable course.  If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when the student withdraws during an academic quarter (“Refund Policies”).  The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws.  The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter.  We record revenues net of any refunds paid as a result of any applicable Refund Policy.

On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.  Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  For those students who are attending courses in which the cost of textbooks is included in the tuition, the cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets.  Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which are charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average course length of 24 months and deferred revenue is recorded for fees collected in excess of revenue recognized.  If a student withdraws from an institute, all unrecognized revenue relating to those fees are recognized upon the student’s departure.  Administrative fees, which are charged to students when they withdraw or graduate from their program of study at an institute, are recognized when the students withdraw or graduate from their programs of study at the institute.

We report 12 weeks of tuition revenue in each of our four fiscal quarters.  We standardize the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter can fluctuate from quarter to quarter each year.  The total number of weeks of school during each year is 48.

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

Direct marketing costs on the balance sheet totaled $10,844 at December 31, 2003 and  $10,609 at December 31, 2002, net of accumulated amortization of $11,211 at December 31, 2003 and $10,484 at December 31, 2002.

Income Taxes.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” we account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities.

Contingent Liabilities.  We are subject to litigation in the ordinary course of our business. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure.  If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss.  If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

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

	Average shares outstanding for the year ended December 31,
	2003	2002	2001
		(in thousands)
Basic	45,086	45,736	47,208
Diluted	46,280	46,793	48,216

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

Stock Options.  We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan (‘‘1994 Plan’’) and the 1997 ITT Educational Services, Inc. Incentive Stock Plan (‘‘1997 Plan’’).  We also established the 1999 Outside Directors Stock Option Plan (“1999 Stock Plan”), which provides for awards of non-qualified stock options to non-employee directors. We have adopted the disclosure only provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Accordingly, no compensation cost has been recognized in the financial statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board (“APB”) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

If compensation costs for the plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the proforma amounts indicated below:

		December 31,
		2003	2002	2001
Net income as reported		$58,858	$43,854	$33,714
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(5,099)	(3,601)	(3,048)

Proforma net income		$53,759	$40,253	$30,666

Earnings per share:
Basic as reported		$1.31	$0.96	$0.71
Basic proforma		$1.19	$0.88	$0.65

Diluted as reported		$1.27	$0.94	$0.70
Diluted proforma		$1.16	$0.86	$0.64

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three years ended December 31:

	Year Ended December 31,
	2003	2002	2001
Risk free interest rates	2.7%	4.4%	5.1%
Expected lives (in years)	5	5	5
Volatility	57%	56%	55%
Dividend yield	None	None	None

New Accounting Pronouncements.  In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 addresses interim and annual financial statement disclosures to be made by a guarantor about its obligations under guarantees.  FIN 45 also clarifies requirements related to a guarantor’s recognition of liability at the inception of a guarantee in the amount of the fair value of the obligation that the guarantor has undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for guarantees existing as of December 31, 2002.  We do not have any material guarantees that require recognition of a liability or disclosures in accordance with FIN 45.

In November 2002, the Emerging Issues Task Force (“EITF”), issued a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  We do not believe that this EITF will have a material effect on our financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which the equity investors do not have either a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for variable interest entities in which we hold a variable interest. We do not hold variable interests in variable interest entities and, therefore, FIN 46 will not have an impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is applied prospectively to contracts entered into or modified after June 30, 2003.  We do not utilize derivative instruments and, therefore, SFAS No. 149 will not have an impact on the accounting or reporting of our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer must classify and measure certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  Since we do not have any financial instruments with characteristics of both liabilities and equity, SFAS No. 150 does not have an effect on our financial statements.

In December 2003, the FASB issued SFAS No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The provisions of SFAS No. 132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  SFAS No.

132R adds interim period and annual financial statement disclosures.  See Note 6, which incorporates the additional disclosures required by SFAS No. 132R.

2.                 Financial Aid Programs

We participate in various federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”).  Approximately 68% of our 2003 revenue, determined on a cash accounting basis as defined by the U.S. Department of Education (“ED”) regulations, was indirectly derived from funds distributed under these programs.

As of December 31, 2003, we were in the process of ending our participation in the Federal Perkins Loan (‘‘Perkins’’) program.  We administer on behalf of the federal government a pool of Perkins student loans which aggregated $107 at December 31, 2003 and  $2,930 at December 31, 2002. We have recorded in our financial statements only our aggregate mandatory contributions to this program, which aggregated $32 at December 31, 2003 and $165 at December 31, 2002.  In order to cover potential losses related to funds committed by us under the Perkins program, we provided $32 at December 31, 2003 and $165 at December 31, 2002.

We administer the Title IV Programs in separate accounts as required by government regulation. We are required to administer the funds in accordance with the requirements of the HEA and the ED’s regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event we do not comply with federal requirements, or if student loan default rates rise to a level considered excessive by the federal government, we could lose our eligibility to participate in Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Our management believes that we are in substantial compliance with the federal requirements.

3.                 Restricted Cash

We participate in the Electronic Funds Transfer (‘‘EFT’’) program through the ED.  All monies transferred to us via the EFT program are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into our cash account.  These amounts are classified as restricted cash until they are applied to the students’ accounts.

4.                 Property and Equipment

Fixed assets include the following:

	December 31,
	2003	2002
Furniture and equipment	$124,939	$114,462
Buildings	34,190	14,894
Leasehold improvements	9,255	10,495
Capitalized software	12,904	14,378
Land and land improvements	11,452	5,021
	192,740	159,250
Less accumulated depreciation	(111,237)	(96,666)
	$81,503	$62,584

Accumulated depreciation includes accumulated amortization of capitalized software of $6,454 at December 31, 2003 and  $4,427 at December 31, 2002.  Depreciation and amortization expense includes software amortization of $3,326 for the year ended December 31, 2003, $2,491 for the year ended December 31, 2002 and $1,489 for the year ended December 31, 2001.

5.                 Taxes

The provision (benefit) for income taxes attributable to income before income taxes includes the following:

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$34,765	$22,263	$16,104
State	5,728	2,720	1,730
	40,493	24,983	17,834
Deferred
Federal	(2,365)	1,800	2,308
State	(470)	356	458
	(2,835)	2,156	2,766
	$37,658	$27,139	$20,600

Deferred tax assets (liabilities) include the following:

	December 31,
	2003	2002	2001
Direct marketing costs	$(4,253)	$(4,161)	$(4,127)
Capitalized software	(2,530)	(3,903)	(4,247)
Deferral of book costs	(1,425)	(1,665)	(1,714)
Accrued pension	(1,734)	(1,849)	—
Total deferred tax liabilities	(9,942)	(11,578)	(10,088)

Deferred revenue	2,102	1,987	2,183
Depreciation	—	250	607
Minimum pension liability	2,750	3,153	1,184
Other	3,305	1,972	2,085
Total deferred tax assets	8,157	7,362	6,059

Net deferred tax assets (liabilities)	$(1,785)	$(4,216)	$(4,029)

Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

	Year Ended December 31,
	2003	2002	2001
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8%	2.8%	2.6%
Permanent differences and other	0.2%	0.4%	0.3%
Effective income tax rate	39.0%	38.2%	37.9%

Other accrued liabilities includes: income taxes payable of $8,722 as of December 31, 2003 and $4,606 as of December 31, 2002; and other taxes payable of $3,761 as of December 31, 2003 and $2,886 as of December 31, 2002.

6.                 Retirement Plans

Employee Pension Benefits.  Our ESI Pension Plan (“Pension Plan”), a non-contributory defined benefit pension plan, commonly referred to as a cash balance plan, covers substantially all of our employees.  This plan provides benefits based on an employee’s annual earnings times an established percentage of pay determined by the employee’s age and years of benefit service.  Effective June 2, 2003, we closed participation in the Pension Plan to all new employees.  Employees who begin their employment with us on or after June 2, 2003 will not participate in the Pension Plan.  The Pension Plan participants will continue to receive annual allocations and accrue benefit and vesting service according to the terms of the Pension Plan.

Our ESI Excess Pension Plan, a non-qualified, unfunded retirement plan, covers a select group of our management.  This plan provides for payment of those benefits at retirement that cannot be paid from the Pension Plan due to federal statutory limits on the amount of benefits that can be paid and compensation that can be recognized under a tax-qualified retirement plan.  The practical effect of the ESI Excess Pension Plan is to provide retirement benefits to all of our employees who participate in the Pension Plan on a uniform basis.

The following tables are based on an actuarial valuation date as of September 30 and amounts recognized in our consolidated financial statements as of December 31:

Net periodic benefit cost for the plans:

	Year Ended December 31,
	2003	2002	2001
Service cost	$5,880	$5,209	$4,835
Interest cost	1,779	1,309	923
Expected return on assets	(1,569)	(1,464)	(1,264)
Recognized net actuarial loss	993	354	—
Amortization of prior service cost	(88)	(88)	—
Net periodic pension cost	$6,995	$5,320	$4,494

Change in benefit obligation:

	Year Ended December 31,
	2003	2002

Accumulated benefit obligation	$32,396	$24,925

Projected benefit obligation at beginning of period	$27,614	$18,294
Service cost	5,880	5,209
Actuarial loss	2,165	3,826
Interest cost	1,779	1,309
Benefits paid	(701)	(1,024)
Projected benefit obligation at end of period	36,737	27,614
Fair value of plan assets	23,103	15,399
Funded status	(13,634)	(12,215)
Unrecognized net actuarial loss	11,972	11,437
Unrecognized prior service cost	(618)	(707)
Minimum pension liability adjustment	(7,012)	(8,041)
Accrued benefit cost	$(9,292)	$(9,526)

Change in plan assets:

	Year Ended December 31,
	2003	2002
Fair value of plan assets at beginning of year	$15,399	$12,683
Actual return on plan assets	2,205	(1,508)
Employer contributions	6,200	5,211
Benefits paid	(701)	(987)
Fair value of plan assets at end of year	$23,103	$15,399

Fair value of total plan assets by major asset category:

	As of December 31,
	2003		2002
Cash and cash equivalents	$382	2%	$509	3%
Mutual funds	16,583	72%	8,576	56%
Common stocks	5,988	26%	6,220	40%
Foreign equities	150	0%	94	1%
Total	$23,103	100%	$15,399	100%

Weighted-average assumptions used to determine benefit obligations as of September 30, 2003, 2002 and 2001:

	2003	2002	2001
Discount rate	6.00%	6.50%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%

Weighted-average assumptions used to determine net periodic pension cost for years ended September 30, 2003, 2002 and 2001:

	2003	2002	2001
Discount rate	6.50%	7.25%	7.75%
Expected long-term return on plan assets	8.00%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

We invest plan assets based on a total return on investment approach, pursuant to which the plan assets include a diversified blend of equity and fixed income investments toward a goal of maximizing the long-term rate of return without assuming an unreasonable level of investment risk.  We determine the level of risk based on an analysis of plan liabilities, the extent to which the value of the plan assets satisfies the plan liabilities and our financial condition.  Our investment policy includes target allocations ranging from 30% to 70% for equity investments, 20% to 60% for fixed income investments and 2% to 50% for cash equivalents.  The equity portion of the plan assets represents growth and value stocks of small, medium and large companies.  We measure and monitor the investment risk of the plan assets both on a quarterly basis and annually when we assess plan liabilities.

We use a building block approach to estimate the long-term rate of return on plan assets.  This approach is based on the capital market principle that the greater the volatility, the greater the return over the long term.  An analysis of the historical performance of equity and fixed income investments, together with current market factors such as the inflation and interest rates, are used to help us make the assumptions necessary to estimate a long-term rate of return on plan assets.  Once this estimate is made, we review the portfolio of plan assets and make adjustments thereto that we believe are necessary to reflect a diversified blend of equity and fixed income investments that is capable of achieving the estimated long-term rate of return without assuming an unreasonable level of investment risk.  We also compare the portfolio of plan assets to those of other pension plans to help us assess the suitability and appropriateness of the plan investments.

In January 2004, we contributed $6,700 to the Pension Plan.  This amount represents our estimate of the total amount we are required to contribute to the Pension Plan in 2004.

During 2002, we recorded a $5,020 minimum pension liability adjustment with respect to our obligations under the Pension Plan and a corresponding $3,051 reduction in shareholders’ equity, which was net of a $1,969 deferred tax asset.  During 2003, we reduced our minimum pension liability by $1,029 as a result of obtaining an investment return on plan assets in excess of our original estimates, and we recorded a corresponding $425 increase in shareholders’ equity, which was net of a $404 deferred tax asset.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were $2,856 for the year ended December 31, 2003, $2,734 for the year ended December 31, 2002, and $2,572 for the year ended December 31, 2001.

7.                 Stock Option and Key Employee Incentive Plans

Under the 1994 Plan, a maximum of 810,000 shares of our common stock may be issued upon exercise of options. Under the 1997 Plan, a maximum of 1.5% of our outstanding common shares may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Plan, a maximum of 8,100,000 shares of our common stock may be issued upon exercise of options and pursuant to other forms of awards.  Under the 1999 Stock Plan, a maximum of 500,000 shares of our common stock may be issued upon exercise of options.  Under all Plans, the option price may not be less than 100% of the fair market value of our common stock on the date of grant.  Under the 1994 Plan and 1997 Plan, the options vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant.  Under the 1999 Stock Plan, the options vest and become exercisable on the first anniversary of the grant, except that options issued during 1999 were immediately vested and exercisable.  The options outstanding, granted, forfeited and exercised for the three years ended December 31, 2003 are as follows:

	2003		2002		2001
	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price
Outstanding at beginning of year	3,791,415	$11.95	3,765,446	$10.38	3,422,000	$10.20
Granted	927,000	24.63	938,000	17.98	1,091,000	10.09
Forfeited	(61,674)	19.57	(26,670)	13.08	(63,012)	9.05
Exercised	(1,424,673)	9.84	(885,361)	11.63	(684,542)	10.15
Outstanding at end of year	3,232,068	$16.37	3,791,415	$11.95	3,765,446	$10.38

	Exercise Price Range
	$4.44-$5.97	$6.75-$9.72	$10.44-$15.45	$17.06-$25.15	$25.82-$31.45	$43.10-$51.15	Total
Options outstanding at end of year	67,500	795,447	422,384	1,845,737	78,000	23,000	3,232,068
Weighted average exercise price on options outstanding	$5.97	$8.78	$11.20	$20.34	$27.27	$49.04	$16.37
Weighted average remaining contractual life	2.1 years	6.7 years	4.1 years	8.0 years	9.4 years	9.8 years	7.1 years
Options exercisable at end of year	67,500	529,745	419,049	539,025	0	0	1,555,319
Weighted average exercise price on exercisable options outstanding	$5.97	$8.30	$11.17	$17.86	$—	$—	$12.29

In January 2004, the Compensation Committee of our Board of Directors awarded additional stock options for 683,000 shares of our common stock. The effective date of this award was January 19, 2004 and the exercise price is $51.20 per share.

8.                 Commitments and Contingent Liabilities

Lease Commitments. We lease most of our facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and we expect that leases will be renewed or replaced by other leases in the normal course of business or that we may purchase the facilities. There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

Rent expense was $26,748 for the year ended December 31, 2003, $29,421 for the year ended December 31, 2002, and $28,026 for the year ended December 31, 2001.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 are as follows:

2004	$26,254
2005	24,510
2006	21,397
2007	18,706
2008	18,138
Later Years	35,204
$144,209

Future minimum rental payments related to equipment leases are not significant.

Contingent Liabilities.  From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover.  Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at December 31, 2003 aggregated $1,350.

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

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(In thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write- offs	Balance at End of Period

Allowance for Doubtful Accounts:
Year Ended December 31, 2003	$1,810	$6,134	$(6,300)	$1,644
Year Ended December 31, 2002	$2,216	$6,872	$(7,278)	$1,810
Year Ended December 31, 2001	$3,419	$8,576	$(9,779)	$2,216

FFEL Reserve(1):
Year Ended December 31, 2003	$165	$(133)	$—	$32
Year Ended December 31, 2002	$85	$80	$—	$165
Year Ended December 31, 2001	$1,016	$85	$(1,016)	$85

(1) Represents Federal Family Education Loan/Perkins Loan programs.

ITT EDUCATIONAL SERVICES, INC.
QUARTERLY RESULTS
FOR 2003 AND 2002
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2002
Revenues (a)	$105,112	$108,325	$117,746	$122,935	$454,118
Cost and expenses (a)	$95,232	$98,206	$98,909	$93,462	$385,809
Operating income	$9,880	$10,119	$18,837	$29,473	$68,309
Interest income, net	$487	$808	$755	$634	$2,684
Net income	$6,407	$6,753	$12,101	$18,593	$43,854
Earnings per share (b)
Basic	$0.14	$0.15	$0.26	$0.41	$0.96
Diluted	$0.14	$0.14	$0.26	$0.40	$0.94

2003
Revenues (a)	$119,000	$124,831	$134,382	$144,643	$522,856
Cost and expenses (a)	$105,331	$109,373	$109,176	$104,455	$428,335
Operating income	$13,669	$15,458	$25,206	$40,188	$94,521
Interest income, net	$448	$550	$551	$446	$1,995
Net income	$8,682	$9,845	$15,841	$24,490	$58,858
Earnings per share
Basic	$0.19	$0.22	$0.35	$0.54	$1.31
Diluted	$0.19	$0.21	$0.34	$0.52	$1.27

(a)               The reclassification of tuition revenue with respect to students who withdraw reduced revenues and cost of educational services by $12,418 in the year ended December 31, 2003 (i.e., $3,399 for the three months ended March 31, 2003, $2,681 for the three months ended June 30, 2003, $2,993 for the three months ended September 30, 2003 and $3,345 for the three months ended December 31, 2003) and $10,828 in the year ended December 31, 2002 (i.e., $2,431 for the three months ended March 31, 2002, $2,505 for the three months ended June 30, 2002, $2,763 for the three months ended September 30, 2002, and $3,129 for the three months ended December 31, 2002).

(b)              Earnings per share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

	By:	/s/ Rene R. Champagne
Dated: February 24, 2004		Rene R. Champagne
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene R. Champagne	Chairman, Chief Executive	February 24, 2004
Rene R. Champagne	Officer and Director (Principal Executive Officer)

/s/ Omer E. Waddles	President, Chief Operating	February 24, 2004
Omer E. Waddles	Officer and Director (Principal Executive Officer)

/s/ Kevin M. Modany	Senior Vice President and Chief	February 24, 2004
Kevin M. Modany	Financial Officer (Principal Financial Officer)

/s/ Julie A. Shedd	Vice President, Controller and	February 24, 2004
Julie A. Shedd	Treasurer (Principal Accounting Officer)

/s/ Rand V. Araskog	Director	February 24, 2004
Rand V. Araskog

/s/ John F. Cozzi	Director	February 24, 2004
John F. Cozzi

/s/ John E. Dean	Director	February 24, 2004
John E. Dean

/s/ James D. Fowler, Jr.	Director	February 24, 2004
James D. Fowler, Jr.

/s/ Joanna T. Lau	Director	February 24, 2004
Joanna T. Lau

/s/ Harris N. Miller	Director	February 24, 2004
Harris N. Miller

/s/ Daniel P. Weadock	Director	February 24, 2004
Daniel P. Weadock

/s/ Vin Weber	Director	February 24, 2004
Vin Weber

INDEX TO EXHIBITS

Exhibit No.

Description

Page No. In This Filing

3.1	(1)	Restated Certificate of Incorporation, as Amended to Date

3.2	(2)	Restated By-laws, as Amended to Date

10.1	(3)	Registration Rights Agreement between ITT/ESI and ITT

10.2	(3)	Tax Sharing Agreement between ITT/ESI and ITT

10.3	(3)	Intercompany Agreement between ITT/ESI and ITT

10.4	(3)	Trade Name and Service Mark License Agreement between ITT/ESI and ITT

10.5	(3)	Employee Benefits and Administrative Services Agreement between ITT/ESI and ITT

10.6	(3)	Treasury Services and Credit Facilities Agreement between ITT/ESI and ITT

10.7	*(4)	ITT Educational Services, Inc. 1994 Stock Option Plan

10.8	*(5)	1997 ITT Educational Services, Inc. Incentive Stock Plan

10.9	(6)	Employee Benefits Agreement between ITT/ESI and ITT

10.10	(6)	Income Tax Sharing Agreement between ITT/ESI, ITT and Starwood Hotels & Resorts Worldwide, Inc.

10.11	(6)	Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation

10.12	(7)	Amended and Restated Registration Rights Agreement between ITT/ESI and ITT

10.13	(8)	Stockholder Agreement between ITT/ESI and ITT

10.14	*(9)	ESI 401(k) Plan

10.15	*(6)	ESI Excess Savings Plan

10.16	*(10)	ESI Pension Plan

10.17	(11)	Stock Repurchase Agreement between ITT/ESI and ITT

10.18	(12)	First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation

10.19	*(1)	ESI Excess Pension Plan

10.20	*(13)	1999 Outside Directors Stock Option Plan

10.21	*(14)	ESI Non-Employee Directors Deferred Compensation Plan

10.22	*(15)	ESI Executive Deferred Bonus Compensation Plan

10.23	*(16)	First Amendment of ESI Pension Plan

10.24	(16)	Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)

10.25	*(16)	First Amendment to ESI Excess Savings Plan

10.26	*(17)	Second Amendment of ESI Pension Plan

10.27	*(18)	ESI Senior Executive Severance Pay Plan

10.28	*(18)	ESI Special Senior Executive Severance Pay Plan

10.29	* (19)	Third Amendment of ESI Pension Plan

10.30	* (19)	Restated ESI 401(k) Plan, as Amended to Date

10.31	* (20)	First Amendment of ESI 401(k) Plan

10.32	* (21)	Second Amendment to ESI Excess Savings Plan

10.33	* (22)	Fourth Amendment of ESI Pension Plan

10.34	* (23)	Third Amendment to ESI Excess Savings Plan

10.35	* (23)	First Amendment to ESI Excess Pension Plan

10.36	* (23)	Fifth Amendment to ESI Pension Plan

10.37	* (23)	First Amendment to the 1999 Outside Directors Stock Option Plan

10.38	* (23)	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan

10.39	*	Second Amendment of ESI 401(k) Plan

11	Statement re Computation of Per Share Earnings

21	Subsidiaries

23	Consent of Independent Accountants

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	President and Chief Operating Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.3	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	President and Chief Operating Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.3	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)                The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1999 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(2)                The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(3)                The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1994 Annual Report on Form 10-K is incorporated herein by reference.

(4)                The copy of this exhibit filed as the same exhibit number to ITT/ESI’s Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.

(5)                The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(6)                The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(7)                The copy of this exhibit filed as Exhibit 99.2 to Starwood Hotels & Resorts Worldwide, Inc.’s and ITT’s Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.

(8)                The copy of this exhibit filed as Exhibit 99.1 to Starwood Hotels & Resorts Worldwide, Inc.’s and ITT’s Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.

(9)                The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.

(10)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(11)          The copy of this exhibit filed as Exhibit 99.1 to ITT/ESI’s current report on Form 8-K dated December 21, 1998 is incorporated herein by reference.

(12)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 Annual Report on Form 10-K is incorporated herein by reference.

(13)          The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No.  333-84871) is incorporated herein by reference.

(14)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1999 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(15)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 first fiscal quarter report on Form 10-Q is incorporated herein by reference.

(16)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(17)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(18)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(19)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 Annual Report on Form 10-K is incorporated herein by reference.

(20)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 second fiscal quarter report on Form 10-Q is incorporated herein by reference.

(21)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(22)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 Annual Report on Form 10-K is incorporated herein by reference.

(23)          The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 second fiscal quarter report on Form 10-Q is incorporated herein by reference.