Form 10-Q
period 2004-03-31
ITT EDUCATIONAL SERVICES INC
filed 2004-04-27
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                             Yes   ☒   No   ☐

45,715,429

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2004.

ITT EDUCATIONAL SERVICES, INC.

Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2004

PART I

FINANCIAL INFORMATION

EXPLANATORY NOTE

FAILURE TO OBTAIN A REVIEW OF THE INTERIM FINANCIAL STATEMENTS

As we previously disclosed in our 2004 Annual Meeting Notice and Proxy Statement, our Board of Directors has appointed a Special Committee to conduct an investigation, which investigation is separate and independent from the investigation being conducted by us and our management, into the facts and circumstances alleged to be the subject matter underlying, and in any way related to, the current investigations by the United States Department of Justice (“DOJ”), the Office of the Attorney General for the State of California (“CAG”) and the class action lawsuits that have been filed against us and other defendants named therein.  The Special Committee has hired outside counsel to assist it in its investigation. We have been advised by our independent auditor, PricewaterhouseCoopers LLP, that it will be unable to complete its review of our quarterly results prior to the completion of the Special Committee’s investigation and its review of the results of that investigation.  Accordingly, our independent auditor has not reviewed the accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three-month period then ended in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  We cannot predict the outcome of the Special Committee’s investigation.

Since the unaudited consolidated financial statements contained in this report have not been reviewed by our independent auditor, we may be deemed not to be current in our filings required under the Securities Exchange Act of 1934, as amended.  Upon the completion of the review by our independent auditor, we intend to file an amendment to this report, which will include a discussion of any material changes from the unreviewed financial statements contained in this filing.  We understand that completion of a review of the unaudited consolidated financial statements and the filing of the amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3.

Item 1.  FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$141,730	$119,000

Costs and Expenses
Cost of educational services	76,493	68,333
Student services and administrative expenses	41,449	36,998
Special legal costs	9,700	—
Total costs and expenses	127,642	105,331

Operating income	14,088	13,669

Interest income, net	709	448

Income before income taxes	14,797	14,117

Income taxes	5,771	5,435

Net income	$9,026	$8,682

Earnings per common share (basic):	$0.20	$0.19
Earnings per common share (diluted):	$0.19	$0.19

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	December 31, 2003	March 31, 2003
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$186,428	$168,273	$106,451
Restricted cash	—	8,496	—
Short-term investments	58,855	63,938	28,264
Accounts receivable, net	8,519	9,398	9,162
Deferred and prepaid income tax	6,846	2,906	2,609
Prepaids and other current assets	6,972	3,635	8,232
Total current assets	267,620	256,646	154,718
Property and equipment, net	79,660	81,503	66,566
Direct marketing costs	11,979	10,844	10,555
Investments	20,674	13,467	—
Other assets	961	810	1,707
Total assets	$380,894	$363,270	$233,546

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$36,627	$36,543	$24,695
Accrued compensation and benefits	12,335	16,986	4,900
Other accrued liabilities	25,878	18,444	9,306
Deferred revenue	127,685	130,364	98,323
Total current liabilities	202,525	202,337	137,224
Deferred income tax	4,709	4,691	5,318
Minimum pension liability	7,012	7,012	8,041
Other liabilities	3,004	3,106	2,038
Total liabilities	217,250	217,146	152,621

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued	540	540	540
Capital surplus	57,097	52,688	45,014
Retained earnings	228,397	221,400	181,999
Accumulated comprehensive income	(4,263)	(4,263)	(4,888)
Treasury stock, 8,353,475, 8,638,535, and 9,293,599 shares, at cost	(118,127)	(124,241)	(141,740)
Total shareholders’ equity	163,644	146,124	80,925
Total liabilities and shareholders’ equity	$380,894	$363,270	$233,546

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows provided by (used for) operating activities:
Net income	$9,026	$8,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,867	5,416
Provision for doubtful accounts	2,501	2,002
Deferred taxes	(3,922)	(1,507)
Increase/decrease in operating assets and liabilities:
Short-term investments	(2,074)	(2,593)
Accounts receivable	(1,622)	(2,191)
Direct marketing costs	(1,135)	54
Accounts payable and accrued liabilities	2,765	(493)
Prepaids and other assets	(3,488)	(3,094)
Deferred revenue	(2,679)	(4,674)
Net cash provided by (used for) operating activities	4,239	1,602

Cash flows provided by (used for) investing activities:
Facility purchases	—	(7,641)
Capital expenditures, net	(3,024)	(1,757)
Proceeds from maturities of held-to-maturity investments	23,156	—
Purchase of held-to-maturity investments	(23,206)	—
Net cash provided by (used for) investing activities	(3,074)	(9,398)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	(27,958)
Exercise of stock options	8,494	11,168
Net cash provided by (used for) financing activities	8,494	(16,790)

Net increase (decrease) in cash, cash equivalents and restricted cash	9,659	(24,586)

Cash, cash equivalents and restricted cash at beginning of period	176,769	131,037

Cash, cash equivalents and restricted cash at end of period	$186,428	$106,451

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
					Compre-	Compre-
	Common Stock		Capital	Retained	hensive	hensive	Treasury Stock
	Shares	Amount	Surplus	Earnings	Income	Income/(Loss)	Shares	Amount	Total

Balance as of December 31, 2002	54,069	$540	$40,393	$184,409		$(4,888)	(8,986)	$(131,430)	$89,024
Exercise of stock options				(21,867)			1,425	35,906	14,039
Tax benefit from exercise of stock options			12,295						12,295
Purchase of treasury stock							(1,078)	(28,726)	(28,726)
Issue treasury stock for board of directors plan							1	9	9
Comprehensive income:
Net income for 2003				58,858	$58,858				58,858
Other comprehensive income, net of tax:
Minimum pension liability adjustment					625	625			625
Other comprehensive income					625
Comprehensive income					$59,483
Balance as of December 31, 2003	54,069	540	52,688	221,400		(4,263)	(8,638)	(124,241)	146,124
For the three months ended March 31, 2004 (unaudited):
Exercise of stock options			150	(2,029)			285	6,114	4,235
Tax benefit from exercise of stock options			4,259						4,259
Net income				9,026					9,026
Balance as of March 31, 2004	54,069	$540	$57,097	$228,397		$(4,263)	(8,353)	$(118,127)	$163,644

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Dollar amounts in thousands, unless otherwise stated)

1.                                       Basis of Presentation

As we previously disclosed in our 2004 Annual Meeting Notice and Proxy Statement, our Board of Directors has appointed a Special Committee to conduct an investigation, which investigation is separate and independent from the investigation being conducted by us and our management, into the facts and circumstances alleged to be the subject matter underlying, and in any way related to, the current investigations of us by the DOJ and CAG and the class action lawsuits that have been filed against us and other defendants named therein.  The Special Committee has hired outside counsel to assist it in its investigation. We have been advised by our independent auditor, PricewaterhouseCoopers LLP, that it will be unable to complete its review of our quarterly results prior to the completion of the Special Committee’s investigation and its review of the results of that investigation.  Accordingly, our independent auditor has not reviewed the accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three-month period then ended in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC.  We cannot predict the outcome of the Special Committee’s investigation.

We prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim periods.  In the opinion of our management, the financial statements contain all adjustments necessary to present fairly our financial condition and results of operations.  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with generally accepted accounting principles, have been omitted.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2003.

2.                                       Summary of Certain Accounting Principles and Policies

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

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share would have been reduced to the proforma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income as reported	$9,026	$8,682
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(1,922)	(1,161)

Proforma net income	$7,104	$7,521

Earnings per share:
Basic as reported	$0.20	$0.19
Basic proforma	$0.16	$0.17

Diluted as reported	$0.19	$0.19
Diluted proforma	$0.15	$0.16

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2003

Risk free interest rates	3.2%	2.7%
Expected lives (in years)	5	5
Volatility	57%	57%
Dividend yield	None	None

Contingent Liabilities.  We are subject to litigation in the ordinary course of our business.  When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure.  If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss.  The liability recorded includes probable and estimatable legal costs associated with the claim or potential claim.  If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

3.                                       New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The provisions of SFAS No. 132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  SFAS No. 132R adds interim period and annual financial statement disclosures.  See Note 7, which presents the additional interim disclosures required by SFAS No. 132R.

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

4.                                       Special Legal Costs

Consistent with our accounting policy for contingent liabilities (pursuant to which we accrue probable legal costs associated with a claim or a potential claim), we recorded a charge of $9,700 in the three months ended March 31, 2004 for estimated legal costs associated with the investigation of us being conducted by the DOJ, the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action and shareholder derivative lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”), as described below in Note 9.  During the three months ended March 31, 2004, we paid $159 of those legal costs, and the remaining $9,541 are included in Other accrued liabilities as of March 31, 2004.  We believe that it is probable that we will incur at least $9,700 in legal costs related to these matters.  Due to the uncertainty regarding the outcomes of these matters, however, we cannot estimate the maximum amount of costs that we could potentially incur with respect to these matters.  In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be the minimum amount of costs that is probable we will incur, since we are unable to estimate with any greater certainty any other amount.  If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

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

The cost of securities sold is based on the first-in, first-out method.  All of our investments are in marketable debt securities.

	As of Mar 31, 2004			As of Dec 31, 2003			As of Mar 31, 2003
	Trading securities	Held-to- maturity	Total	Trading securities	Held-to- maturity	Total	Trading securities	Held-to- maturity	Total
Cash and cash equivalents	$186,428	$—	$186,428	$168,273	$—	$168,273	$106,451	$—	$106,451
Short-term investments	15,165	43,690	58,855	13,347	50,591	63,938	28,264	—	28,264
Non-current investments	—	20,674	20,674	—	13,467	13,467	—	—	—
	$201,593	$64,364	$265,957	$181,620	$64,058	$245,678	$134,715	$—	$134,715

6.                                       Earnings Per Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of our common stock outstanding during each period.

	Average Shares Outstanding (in thousands)
	Three Months Ended March 31,
	2004	2003
Basic	45,608	45,014
Diluted	46,763	46,042

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

7.                                       Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan (“Pension Plan”) and the ESI Excess Pension Plan (“Excess Plan”) are as follows:

	For the Three Months Ended March 31,
	2004	2003
Service cost	$1,765	$1,470
Interest cost	570	445
Expected return on assets	(550)	(392)
Recognized net actuarial loss	250	248
Amortization of prior service cost	(25)	(22)
Net periodic pension cost	$2,010	$1,749

In January 2004, we contributed $6,700 to the Pension Plan.  This amount represents the total amount we are required to contribute to the Pension Plan in 2004.  The Excess Plan is a non-qualified, unfunded retirement plan and, therefore, we do not currently plan to make any contributions to it in 2004.

8.                                       Letter of Credit

During the three months ended March 31, 2004, we provided a $7,000 irrevocable standby letter of credit to one of our insurers to secure the surety bonds issued by that insurer which are required as part of our normal course of operations by various education authorities that regulate us.  The letter of credit is collateralized by our investments.

9.                                       Contingencies

We are subject to litigation in the ordinary course of our business. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure.  If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss.  The liability recorded includes probable and estimatable legal costs associated with the claim or potential claim.  If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

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

On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action. On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support the claims and gave the relators 20 days to file an amended complaint. The relators filed an amended complaint on April 22, 2002 against all of the defendants. On March 31, 2003, the court issued a final judgment in the Qui Tam Action dismissing with prejudice all of the relators’ claims against us and all of the other defendants for failure to state a claim.  On April 28, 2003, the relators filed a notice of appeal to the United States Court of Appeals for the Fifth Judicial Circuit.  While we cannot assure you of the ultimate outcome of any litigation involving us, we do not believe that this action will result in a judgment or settlement that will have a material adverse effect on our financial condition, results of operations or cash flows.

On February 25, 2004, federal agents executed search warrants at our corporate headquarters and at ten of our 77 ITT Technical Institutes nationwide.  On that same date, we, our Directors and executive officers and some of our other employees each received a federal grand jury subpoena that was issued, along with the search warrants, by the U.S. District Court, Southern District of Texas, located in Houston, Texas.  The search warrants and subpoenas seek broad categories of documents, including documents containing information relating to our figures and rates for placement, retention, graduation and attendance, recruitment and admissions materials, student grades, graduate salaries, transferability of credits to other institutions, and personnel records.  Although no formal charges have been filed, we have been told that the DOJ is investigating claims alleging, among other matters, falsification of records relating to student attendance, grades and academic progress and graduate job placement statistics, and fraudulent misrepresentations regarding the transferability of credits.  We, our Directors and our executive officers are cooperating with the DOJ in its investigation.  There can be no assurance, however, that the ultimate outcome of the DOJ investigation will not have a material adverse effect on our financial condition or results of operations.

On March 4, 2004, we were notified by the Fort Worth, Texas regional office of the SEC that it has initiated an inquiry into the allegations being investigated by the DOJ as described in the preceding paragraph.  We are cooperating with the SEC in its inquiry.  There can be no assurance, however, that the ultimate outcome of the SEC inquiry will not have a material adverse effect on our financial condition or results of operations.

In October 2002, the CAG informed us that it had initiated an investigation of our ITT Technical Institutes in California.  We believe that the CAG’s investigation is in response to one or more qui tam actions filed against us under the state and/or federal False Claims Acts.  The CAG has not asserted any claims against us, and we have not been informed of the specific matters that the CAG is investigating.  Based on the information that the CAG has requested, however, we believe that the CAG is investigating, among other matters, whether one or more of our California ITT Technical Institutes: (a) falsified records relating to student attendance, grades and academic progress; (b) falsified student grade point average calculations used to qualify students for financial aid under the State’s Cal Grant Program; and (c) retaliated against employees who may have complained about those alleged acts.  We are cooperating with the CAG in its investigation, and we have been conducting our own investigation of the same matters.  While we cannot assure you of the ultimate outcome of the CAG investigation, based on the results of our investigation to date, we do not believe that the CAG investigation and any qui tam actions that may be associated with the investigation will have a material adverse effect on our financial condition, results of operations or cash flows.

We and three of our executive officers have been named as defendants in the following 12 securities class action lawsuits: Richard Darquea, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Eastside Investors, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al; Roger Segalla, on behalf of himself and all others similarly situated v. ITT Educational Services, Inc., et al.; Allan Coffin, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Muriel & Wilbur Shapiro, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Linda A. Lowson, individually and on behalf of herself and all others similarly situated v. ITT Educational Services, Inc., et al.; Linda D. Dudek, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Richard Murad, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Thomas D. and Cheryl K. Bejgrowicz, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Irene Rosen, On Behalf of Herself and All Others Similarly Situated v. ITT Educational Services, Inc., et al.; William E. Norton, Individually and On Behalf of All Others Similarly Situated v. ITT

Educational Services, Inc., et al.; Barbara R. Ritchie, On Behalf of Herself and All Others Similarly Situated v. ITT Educational Services, Inc., et al.; and James Shandrom, on behalf of himself and all others similarly situated v. ITT Educational Services, Inc., et al.  Seven of those lawsuits were filed on February 26, 2004, February 27, 2004, March 3, 2004, March 29, 2004, April 1, 2004, April 16, 2004 and April 23, 2004, respectively, in the United States District Court for the Southern District of Indiana, and six were filed on March 9, 2004, March 24, 2004, March 29, 2004, March 29, 2004, March 30, 2004 and March 31, 2004, respectively, in the United States District Court for the District of Columbia.  The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated thereunder, by employing devices, schemes and artifices to defraud, making untrue statements of material fact and/or omitting to state material facts necessary to make statements not misleading and engaging in acts, practices and a course of business which operated as a fraud and deceit on the purchasers of our securities in an effort to maintain artificially high market prices for our stock.  The putative class periods in such actions are from April 17, 2003 through February 24, 2004 in nine of the actions, from October 16, 2003 through February 25, 2004 in two of the actions, from October 17, 2002 through February 24, 2004 in one of the actions and from October 17, 2002 through March 9, 2004 in one of the actions.  The plaintiffs seek, among other things, an award of unspecified compensatory damages, interest, costs and attorney’s fees and, in one of the actions, unspecified extraordinary equitable and/or injunctive relief.  All of the defendants intend to defend themselves vigorously against the allegations made in the complaints.  There can be no assurance, however, that the ultimate outcome of these or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

In addition to the lawsuits described in the immediately preceding paragraph, on or about February 27, 2004, the following two purported shareholder derivative lawsuits were filed against four of our current and former executive officers and each of our Directors in the Superior Court of Hamilton County, Indiana: Joseph DeVita, Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al. and ITT Educational Services, Inc., nominally; and Alexander Solano, Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al. and ITT Educational Services, Inc., nominally.  The derivative lawsuits allege, among other things, that the individual defendants breached their fiduciary duties to ITT/ESI, abused their ability to control and influence ITT/ESI, grossly mismanaged ITT/ESI, caused ITT/ESI to waste corporate assets and were unjustly enriched, and that certain individual defendants engaged in unlawful insider trading, each of which caused ITT/ESI to suffer significant damages.  Both complaints seek undisclosed damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, costs and attorney’s fees.  On March 30, 2004, both lawsuits were consolidated into one lawsuit under the following caption: In Re ITT Educational Services, Inc. Derivative Litigation.  All of the defendants intend to defend themselves vigorously against the allegations in the complaints.  Although the derivative action is brought nominally on behalf of ITT/ESI, we expect to incur defense costs and other expenses in connection with the derivative lawsuit, and there can be no assurance that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

The current and former executive officers named in all, or one or more, of the securities class action and shareholder derivative lawsuits described above include Rene R. Champagne, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

Certain of our present and former officers and Directors are or may become a party in certain of the actions described above. Our By-laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2003 for discussion of, among other matters, the following items:

•                  Cash receipts from financial aid programs

•                  Nature of capital additions

•                  Seasonality of revenues

•                  Components of income statement captions

•                  Federal regulations regarding:

•                  Timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”)

•                  Percentage of applicable revenues that may be derived from the Title IV Programs

•                  Return of Title IV Program funds for withdrawn students

•                  Default rates

•                  College Advantage Loan Program (“CALP”)

•                  Repurchased shares of our common stock

•                  Minimum pension liability

•                  Our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others are taught online over the Internet (the “Hybrid Delivery Model”)

Among the factors that could cause our actual results to differ materially include the Actions, as described in Note 9 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.  The effects of the DOJ investigation of us could result in monetary fines or penalties or other sanctions imposed on us, including our loss of eligibility to participate in student financial aid programs, that could materially adversely affect our financial condition and operations.  The results of the SEC inquiry into the allegations being investigated by the DOJ could result in the restatement of our financial statements, monetary fines or penalties or other sanctions that could materially adversely affect our financial condition and operations.  The results of the securities class action and shareholder derivative lawsuits filed against us, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

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

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  These policies should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2003.

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

Contingent Liabilities.  We are subject to litigation in the ordinary course of our business. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure.  If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss.  If it is probable that we will incur legal costs associated with a claim or potential claim, we (a) accrue the amount of legal costs that can be reasonably estimated, (b) regularly evaluate the reasonableness of our estimate and (c) make adjustments thereto that we determine to be appropriate.  If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.  See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report regarding the estimated legal costs associated with the Actions.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The provisions of SFAS No. 132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  SFAS No. 132R adds interim period and annual financial statement disclosures.  See Note 7 of the Notes to Consolidated Financial Statements set forth elsewhere in this report, which presents the additional interim disclosures required by SFAS No. 132R.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenues for the periods indicated.

	For the Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of educational services	54.0%	57.4%
Student services and administrative expenses	29.2%	31.1%
Special legal costs	6.9%	0.0%
Operating income	9.9%	11.5%
Interest income, net	0.5%	0.4%
Income before income taxes	10.4%	11.9%

The following table sets forth our total student enrollment:

	2004		2003		2002
Total Student Enrollment as of:	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment
March 31	38,192	18.2%	32,313	4.3%	30,986
June 30	Not applicable	Not applicable	33,443	6.0%	31,557
September 30	Not applicable	Not applicable	37,159	9.9%	33,799
December 31	Not applicable	Not applicable	37,076	13.6%	32,631

The following table sets forth our total new student enrollment:

	2004		2003		2002
New Student Enrollment for the Three Months Ended:	New Student Enrollment	Increase Over Prior Year	New Student Enrollment	Increase Over Prior Year	New Student Enrollment
March 31	9,255	28.0%	7,233	6.1%	6,818
June 30	Not applicable	Not applicable	8,677	14.6%	7,573
September 30	Not applicable	Not applicable	12,693	19.1%	10,660
December 31	Not applicable	Not applicable	7,277	27.4%	5,710
Total for the year	Not applicable	Not applicable	35,880	16.6%	30,761

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

The following table sets forth the rates of our students’ persistence for each quarter in 2004, 2003, and 2002:

	For the Three Months Ended,
	March 31	June 30	Sept 30	Dec 31
2004	78%	Not applicable	Not applicable	Not applicable
2003	77%	77%	73%	80%
2002	79%	77%	73%	80%

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Revenues increased $22.7 million, or 19.1%, to $141.7 million in the three months ended March 31, 2004 from $119.0 million in the three months ended March 31, 2003, primarily due to:

•                  a 5.0% increase in tuition rates in March 2003 and a 6.0% increase in tuition rates in March 2004;

•                  a 13.6% increase in the total student enrollment at December 31, 2003 compared to December 31, 2002; and

•                  a 28.0% increase in new student enrollment at our institutes in the three months ended March 31, 2004 compared to the same period in 2003, which is primarily a result of:

•                  opening new institutes;

•                  an increased number of institutes offering bachelor degree programs;

•                  an increased number of responses to our marketing and advertising;

•                  operational changes that increased the percentage of new student enrollments arising from those responses;

•                  the availability of private student loans to supplement federal student financial aid; and

•                  the use of the Hybrid Delivery Model at more institutes.

Cost of educational services increased $8.2 million, or 11.9%, to $76.5 million in 2004 from $68.3 million in 2003. The principal causes of this increase included:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services; and

•                  increased costs due to opening new institutes (one opened in March 2003, one opened in June 2003 and one opened in December 2003).

Cost of educational services as a percentage of revenues decreased to 54.0% in 2004 from 57.4% in 2003.  The primary causes of this decrease include:

•                  continued facility and faculty utilization efficiencies;

•                  certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases;

•                  new and renegotiated vendor contracts; and

•                  a net reduction of occupancy costs resulting from our purchase of 6 facilities in 2003 that we had previously leased.

Student services and administrative expenses increased $4.4 million, or 12.0%, to $41.4 million in the three months ended March 31, 2004 from $37.0 million in the three months ended March 31, 2003.  Student services and administrative expenses decreased to 29.2% of revenues in the three months ended March 31, 2004 compared to 31.1% of revenues in the three months ended March 31, 2003, primarily due to:

•                  revenues increasing at a greater percentage (19.1%) than media advertising expenses (13.8%);

•                  an increase in the amount of marketing costs deferred as a result of changes to the admission processing fee; and

•                  certain fixed costs at our corporate headquarters that did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases;

Special legal costs of $9.7 million were accrued in the three months ended March 31, 2004 for our estimated legal costs associated with the Actions.  See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $0.4 million, or 3.1%, to $14.1 million in the three months ended March 31, 2004 from $13.7 million in the three months ended March 31, 2003.  The operating margin decreased to 9.9% of revenues in the three months ended March 31, 2004 from 11.5% in the three months ended March 31, 2003, primarily as a result of the $9.7 million Special legal costs accrual, offset by:

•                  continued facility and faculty utilization efficiencies;

•                  new and renegotiated vendor contracts; and

•                  a net reduction of occupancy costs resulting from our purchase of 6 facilities in 2003.

Income Taxes. Our combined effective federal and state income tax rate in 2004 was 39.0% compared to 38.5% in 2003, primarily due to changes in state tax laws.

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

On January 20, 2004, our Board of Directors approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 350,000,000 (“Amendment”).  If the Amendment is approved by our shareholders at our 2004 annual meeting of shareholders, it will become effective upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

The following table sets forth the repurchase of outstanding shares of our common stock during the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Number of shares repurchased	—	1,050,000
Total cost of shares repurchased (in millions)	—	$28.0
Average cost per share	—	$26.63

All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares.  As of March 31, 2004, our existing repurchase authorization permits us to repurchase an additional 4,216,300 shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Net cash provided by operating activities was $4.2 million in the three months ended March 31, 2004 compared to $1.6 million in the three months ended March 31, 2003.  As of March 31, 2004, we have $64.4 million of investments that we plan to hold until maturity.  The maturity dates extend beyond one year for $20.7 million of those investments.

Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $29.4 million to $127.7 million at March 31, 2004 from $98.3 million at March 31, 2003.  This increase was primarily due to our students’ increased usage of supplemental private loans and increased tuition revenue resulting from higher tuition rates and a larger number of students.

Deferred income taxes increased $3.9 million to $6.8 million at March 31, 2004 from $2.9 million at December 31, 2003, primarily due to the accrual of Special legal costs associated with the Actions.

We did not purchase any facilities during the three months ended March 31, 2004.  We may purchase facilities during the remainder of 2004.  We have agreed to purchase two parcels of land for $2.8 million on which we intend to build facilities.  Capital expenditures were $3.0 million in the three months ended March 31, 2004 compared to $1.8 million in the three months ended March 31, 2003.  We expect that our capital expenditures (excluding land and facilities purchases) will total approximately $20.0 million to $25.0 million in 2004.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of March 31, 2004.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In millions)
Operating Lease Obligations	$146.7	$26.4	$47.0	$37.7	$35.6
Purchase Obligations	$5.0	$0.6	$4.4	—	—
Total	$151.7	$27.0	$51.4	$37.7	$35.6

Off-Balance Sheet Arrangements

As of March 31, 2004, we leased our non-owned facilities under operating lease agreements.  A majority of the operating leases contain renewal options that can be exercised after the initial lease term.  Renewal options are generally for periods of one to five years.  All operating leases will expire over the next 13 years and management expects that those leases will be renewed or replaced by other leases in the normal course of business, or that we will purchase the facilities represented by those leases or other facilities where we can operate our institutes.  There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us.  We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of March 31, 2004, the total outstanding amount of those surety bonds was $10.7 million. During the three months ended March 31, 2004, we also provided a $7.0 million irrevocable standby letter of credit to our insurer to secure our obligations under those surety bonds.  The letter of credit is collateralized by our investments.

We do not have any off-balance sheet arrangements, except for the operating lease agreements, the surety bonds and the standby letter of credit disclosed above, or any other significant long-term obligations, lines of credit, guarantees, standby repurchase obligations or other commercial commitments.  There are no commitments or guarantees that provide for the potential issuance of shares of our common stock, other than pursuant to the terms of the stock option plans for our employees and non-employee directors.

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

•                  loss of lender access to our students for student loans;

•                  the effects of the DOJ investigation of us which could result in monetary fines or penalties or other sanctions imposed on us (including our loss of eligibility to participate in student financial aid programs) that could materially adversely affect our financial condition and operations;

•                  the results of the SEC inquiry into the allegations being investigated by the DOJ which could result in the restatement of our financial statements, monetary fines or penalties or other sanctions that could materially adversely affect our financial condition and operations; and

•                  the results of the securities class action and shareholder derivative lawsuits filed against us which, if adversely determined, could have a material adverse affect on our financial condition and results of operations.

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

Item 4.  CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, we are responsible for establishing and maintaining adequate internal control over our financial reporting (“IC”) that is designed to provide reasonable assurances that our records are maintained in reasonable detail to accurately and fairly reflect transactions, our transactions are properly authorized, our assets are safeguarded against unauthorized or improper acquisition, use or disposition, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of our first fiscal quarter of 2004, we conducted an evaluation, under the framework of the Committee of Sponsoring Organizations of the Treadway Commission and the supervision (and with the participation) of our management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer concluded that our DCP are effective.

There were no changes in our IC during our first fiscal quarter of 2004 that materially affected or are reasonably likely to materially affect our IC, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following information is furnished as to our securities sold during the three months ended March 31, 2004 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On January 1, 2004, we credited 425 treasury shares of our common stock to the deferred share accounts of each of three non-employee directors and 106 treasury shares of our common stock to the deferred share account of one other non-employee director under the ESI Non-Employee Director Deferred Compensation Plan as the stock portion of the semi-annual installment payment of their annual retainer.  These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.

The transaction described in the preceding paragraph is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the first quarter of 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2004 through January 31, 2004	—	$—	—	4,216,300
February 1, 2004 through February 29, 2004	—	—	—	4,216,300
March 1, 2004 through March 31, 2004	—	—	—	4,216,300
Total	—	$—	—

(1)          On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”).  As of March 31, 2003, 4,216,300 shares remained to be repurchased under the 2002 Repurchase Program.  The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.  Unless earlier terminated by our Board of Directors, the 2002 Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

On January 22, 2004, we furnished a Current Report on Form 8-K dated January 22, 2004 to report, under Item 12 of Form 8-K, our results of operations and financial condition for our fiscal quarter and year ended December 31, 2003.

On March 3, 2004, we furnished a Current Report on Form 8-K dated March 3, 2004 to report, under Item 9 of Form 8-K, that, in light of the pending DOJ investigation of us and resulting shareholder class action lawsuits, we were unable to confirm the internal goals and other projections for our 2004 fiscal year that we had previously disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: April 27, 2004

	By:	/s/ Kevin M. Modany
Kevin M. Modany
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

10.40	Sixth Amendment of ESI Pension Plan

10.41	Third Amendment of ESI 401(k) Plan

10.42	Second Amendment to the 1999 Outside Directors Stock Option Plan

11	Statement re Computation of Per Share Earnings

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	President and Chief Operating Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.3	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	President and Chief Operating Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.3	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2