Form 10-Q/A
period 2004-03-31
ITT EDUCATIONAL SERVICES INC
filed 2004-07-23
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes     ☐       No     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒       No     ☐

45,715,429

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2004.

ITT EDUCATIONAL SERVICES, INC.

Indianapolis, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2004

PART I

FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends and restates our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, which was filed on April 27, 2004 (the “Original 10-Q Filing”).  As disclosed in the Original 10-Q Filing, our registered public accounting firm, PricewaterhouseCoopers LLP, could not complete its review of the unaudited consolidated financial statements contained therein, prior to the completion of the investigation of the Special Committee of our Board of Directors into the facts and circumstances relating to the current investigations of us being conducted by the U.S. Department of Justice and the Office of the Attorney General for the State of California and the securities class action lawsuits that have been filed against us and the other defendants named therein.  In late June 2004, the Special Committee reported on its investigation to our Board of Directors.  This Amendment is being filed to revise the Explanatory Note, Note 1 to our consolidated financial statements and the certifications pursuant to 18 U.S.C. Section 1350 to reflect the fact that, in late June 2004, our registered public accounting firm completed its review of our financial results for the quarter ended March 31, 2004 in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Other than such changes, we have not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Original 10-Q Filing on April 27, 2004.  Events have taken place that would have been reflected in the Original 10-Q Filing if they had taken place prior to the date of the Original 10-Q Filing.  We recommend that this report be read in conjunction with our reports filed with the SEC subsequent to April 27, 2004, and in particular, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, which will be filed with the SEC shortly.

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

2.             Summary of Certain Accounting Principles and Policies

Stock Options.  We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan and the 1997 ITT Educational Services, Inc. Incentive Stock Plan, and we also established the 1999 Outside Directors Stock Option Plan (collectively, the “Plans”).  We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in the financial statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

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

We and three of our executive officers have been named as defendants in the following 13 securities class action lawsuits: Richard Darquea, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Eastside Investors, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al; Roger Segalla, on behalf of himself and all others similarly situated v. ITT Educational Services, Inc., et al.; Allan Coffin, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Muriel & Wilbur Shapiro, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Linda A. Lowson, individually and on behalf of herself and all others similarly situated v. ITT Educational Services, Inc., et al.; Linda D. Dudek, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Richard Murad, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Thomas D. and Cheryl K. Bejgrowicz, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Irene Rosen, On Behalf of Herself and All Others Similarly Situated v. ITT Educational Services, Inc., et al.; William E. Norton, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Barbara R. Ritchie, On Behalf of Herself and All Others Similarly Situated v. ITT Educational Services, Inc., et al; and James Shanbrom, on behalf of himself and all others similarly situated v. ITT Educational Services, Inc., et al.  Seven of those lawsuits were filed on February 26, 2004, February 27, 2004, March 3, 2004, March 29, 2004, April 1, 2004, April 16, 2004 and April 23, 2004, respectively, in the United States District Court for the Southern District of Indiana, and six were filed on March 9, 2004, March 24, 2004, March 29, 2004, March 29, 2004, March 30, 2004 and March 31, 2004, respectively, in the United States District Court for the District of Columbia.  The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated thereunder, by employing devices, schemes and artifices to defraud, making untrue statements of material fact and/or omitting to state material facts necessary to make statements not misleading and engaging in acts, practices and a course of business which operated as a fraud and deceit on the purchasers of our securities in an effort to maintain artificially high market prices for our stock.  The putative class periods in such actions are from April 17, 2003 through February 24, 2004 in nine of the actions, from October 16, 2003 through February 25, 2004 in two of the actions, from October 17, 2002 through February 24, 2004 in one of the actions and from October 17, 2002 through March 9, 2004 in one of the actions.  The plaintiffs seek, among other things, an award of unspecified compensatory damages, interest, costs and attorney’s fees and, in one of the actions, unspecified extraordinary equitable and/or injunctive relief.  All of the defendants intend to defend themselves vigorously against the allegations made in the complaints.  There can be no assurance, however, that the ultimate outcome of these or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

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

Date: July 23, 2004

	By:	/s/ Kevin M. Modany
Kevin M. Modany
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

10.40	* Sixth Amendment of ESI Pension Plan

10.41	* Third Amendment of ESI 401(k) Plan

10.42	* Second Amendment to the 1999 Outside Directors Stock
Option Plan

11	* Statement re Computation of Per Share Earnings

31.1	Chief Executive Officer’s Certification Pursuant to
Rule 13a-14(a)/15d-14(a) of the Securities Exchange
Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to
Rule 13a-14(a)/15d-14(a) of the Securities Exchange
Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to
18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to
18 U.S.C. Section 1350

* Previously filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2004, filed on April 27, 2004.

S-2