Form 10-Q
period 2004-06-30
ITT EDUCATIONAL SERVICES INC
filed 2004-07-23
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

45,737,061

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2004

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2004

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

INDEX

Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2004 and 2003

Consolidated Balance Sheets as of June 30, 2004 and 2003 (unaudited) and December 31, 2003

Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2004 and June 30, 2004 (unaudited) and the year ended December 31, 2003

Notes to Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$150,931	$124,831	$292,661	$243,831

Costs and Expenses
Cost of educational services	78,010	72,449	154,503	140,782
Student services and administrative expenses	45,045	36,924	86,494	73,922
Special legal and other investigation costs	5,606	—	15,306	—
Total costs and expenses	128,661	109,373	256,303	214,704

Operating income	22,270	15,458	36,358	29,127

Interest income, net	648	550	1,357	998

Income before income taxes	22,918	16,008	37,715	30,125

Income taxes	8,938	6,163	14,709	11,598

Net income	$13,980	$9,845	$23,006	$18,527

Earnings per common share (basic):	$0.31	$0.22	$0.50	$0.41
Earnings per common share (diluted):	$0.30	$0.21	$0.49	$0.40

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2004	December 31, 2003	June 30, 2003
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$183,327	$168,273	$156,212
Restricted cash	—	8,496	—
Short-term investments	83,122	63,938	12,188
Accounts receivable, net	11,320	9,398	8,322
Deferred and prepaid income tax	4,399	2,906	3,125
Prepaids and other current assets	6,910	3,635	5,619
Total current assets	289,078	256,646	185,466
Property and equipment, net	88,464	81,503	74,885
Direct marketing costs	12,926	10,844	10,618
Investments	18,509	13,467	—
Other assets	959	810	789
Total assets	$409,936	$363,270	$271,758

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$59,347	$36,543	$41,531
Accrued compensation and benefits	14,623	16,986	10,979
Other accrued liabilities	20,838	18,444	17,785
Deferred revenue	122,521	130,364	95,027
Total current liabilities	217,329	202,337	165,322
Deferred income tax	4,431	4,691	3,895
Minimum pension liability	7,012	7,012	8,041
Other liabilities	2,985	3,106	2,561
Total liabilities	231,757	217,146	179,819

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued and outstanding	540	540	540
Capital surplus	57,332	52,688	45,657
Retained earnings	242,303	221,400	190,342
Accumulated other comprehensive (loss)	(4,263)	(4,263)	(4,888)
Treasury stock, 8,331,843, 8,638,535 and 9,214,990 shares, at cost	(117,733)	(124,241)	(139,712)
Total shareholders’ equity	178,179	146,124	91,939
Total liabilities and shareholders’ equity	$409,936	$363,270	$271,758

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cash flows provided by (used for) operating activities:
Net income	$13,980	$9,845	$23,006	$18,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,921	5,597	9,788	11,013
Provision for doubtful accounts	2,400	1,540	4,901	3,542
Deferred taxes	2,169	(1,939)	(1,753)	(3,446)
Increase/decrease in operating assets and liabilities:
Short-term investments	13,161	16,076	11,343	13,483
Accounts receivable	(5,201)	(700)	(6,823)	(2,891)
Direct marketing costs	(947)	(63)	(2,082)	(9)
Accounts payable and accrued liabilities	19,949	31,917	22,714	31,424
Prepaids and other assets	64	3,531	(3,424)	437
Deferred revenue	(5,164)	(3,296)	(7,843)	(7,970)
Net cash provided by (used for) operating activities	45,332	62,508	49,827	64,110

Cash flows provided by (used for) investing activities:
Facility and land purchases	(6,798)	(9,662)	(6,798)	(17,303)
Capital expenditures, net	(6,927)	(4,254)	(9,951)	(6,011)
Proceeds from maturities of held-to-maturity investments	36,302	—	59,202	—
Purchase of held-to-maturity investments	(71,565)	—	(94,771)	—
Net cash provided by (used for) investing activities	(48,988)	(13,916)	(52,318)	(23,314)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	(768)	—	(28,726)
Exercise of stock options	555	1,937	9,049	13,105
Net cash provided by (used for) financing activities	555	1,169	9,049	(15,621)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,101)	49,761	6,558	25,175

Cash, cash equivalents and restricted cash at beginning of period	186,428	106,451	176,769	131,037

Cash, cash equivalents and restricted cash at end of period	$183,327	$156,212	$183,327	$156,212

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock		Total

	Shares	Amount					Shares	Amount

Balance as of December 31, 2002	54,069	$540	$40,393	$184,409		$(4,888)	(8,986)	$(131,430)	$89,024
Exercise of stock options				(21,867)			1,425	35,906	14,039
Tax benefit from exercise of stock options			12,295						12,295
Purchase of treasury stock							(1,078)	(28,726)	(28,726)
Issue treasury stock for board of directors plan							1	9	9
Comprehensive income:
Net income for 2003				58,858	$58,858				58,858
Other comprehensive income, net of tax:
Minimum pension liability adjustment					625	625			625
Other comprehensive income					625
Comprehensive income					$59,483
Balance as of December 31, 2003	54,069	540	52,688	221,400		(4,263)	(8,638)	(124,241)	146,124
For the three months ended March 31, 2004 (unaudited):
Exercise of stock options			150	(2,029)			285	6,114	4,235
Tax benefit from exercise of stock options			4,259						4,259
Net income				9,026					9,026
Balance as of March 31, 2004	54,069	540	57,097	228,397		(4,263)	(8,353)	(118,127)	163,644
For the three months ended June 30, 2004 (unaudited):
Exercise of stock options			28	(74)			21	394	348
Tax benefit from exercise of stock options			207						207
Net income				13,980					13,980
Balance as of June 30, 2004	54,069	$540	$57,332	$242,303		$(4,263)	(8,332)	$(117,733)	$178,179

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Dollar amounts in thousands, unless otherwise stated)

1.                    Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim periods.  In the opinion of our management, the financial statements contain all adjustments necessary to present fairly our financial condition and results of operations.  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with generally accepted accounting principles, have been omitted.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

2.                    Summary of Certain Accounting Principles and Policies

Stock Options.  We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan and the 1997 ITT Educational Services, Inc. Incentive Stock Plan, and we also established the 1999 Outside Directors Stock Option Plan (collectively, the “Plans”).  We have adopted the disclosure only provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Accordingly, no compensation cost has been recognized in the financial statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share could have been reduced to the proforma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$13,980	$9,845	$23,006	$18,527
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(2,139)	(1,330)	(4,061)	(2,491)

Proforma net income	$11,841	$8,515	$18,945	$16,036

Earnings per share:
Basic as reported	$0.31	$0.22	$0.50	$0.41
Basic proforma	$0.26	$0.19	$0.41	$0.36

Diluted as reported	$0.30	$0.21	$0.49	$0.40
Diluted proforma	$0.25	$0.19	$0.41	$0.35

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk free interest rates	4.0%	2.6%	3.3%	2.7%
Expected lives (in years)	5	5	5	5
Volatility	59%	57%	58%	57%
Dividend yield	None	None	None	None

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

3.                    New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The provisions of SFAS No. 132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  SFAS No. 132R adds interim period and annual financial statement disclosures.  See Note 8, which presents the additional interim disclosures required by SFAS No. 132R.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which the equity investors do not have either a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for variable interest entities in which companies hold a variable interest. We do not hold variable interests in variable interest entities and, therefore, FIN 46 does not have an impact on our financial condition or results of operations.

In January and May 2004, the FASB issued two staff positions with respect to the application of SFAS No. 106 on the accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Drug Act”).  The Drug Act affects postretirement health care benefits that companies may provide to their employees.  We do not provide any postretirement health care benefits to our employees, and, therefore, those staff positions do not have an impact on our financial condition or results of operation.

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with Accounting Principle Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  EITF 03-1 is effective for all reporting periods beginning after June 15, 2004.  We have not yet determined the effect, if any, that EITF 03-1 will have on our financial condition or results of operations.

4.                    Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities (pursuant to which we accrue probable legal costs associated with a claim or a potential claim), we recorded a charge of $9,700 in the three months ended March 31, 2004 for estimated legal costs associated with the investigation of us being conducted by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action and shareholder derivative lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”), as described below in Note 10.  We regularly evaluate the reasonableness of our estimate of the probable legal costs associated with the Actions and make any adjustments considered necessary.  As a result of our most recent review of this estimate, we recorded an incremental charge of $3,000 for legal costs associated with the Actions during the three months ended June 30, 2004.  During the six months ended June 30, 2004, we were billed $8,410 of those legal costs.  We believe that it is probable that we will incur at least $12,700 in legal costs related to these matters.  Due to the uncertainty regarding the outcomes of these matters, however, we cannot estimate the maximum amount of costs that we could potentially incur with respect to these matters.  In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be the minimum amount of costs that is probable we will incur, since we are unable to estimate with any greater certainty any other amount.  If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

During the three months ended June 30, 2004, we incurred $2,606 of non-legal costs related to the Actions.  Those costs were expensed as incurred and primarily included fees charged by our registered public accounting firm for the performance of extended audit procedures as a result of the Actions and other non-legal costs related to the Actions.

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

The cost of securities sold is based on the first-in, first-out method.  All of our investments are in marketable debt securities.

	As of June 30, 2004			As of Dec. 31, 2003			As of June 30, 2003
	Trading securities	Held-to- maturity	Total	Trading securities	Held-to- maturity	Total	Trading securities	Held-to- maturity	Total
Cash and cash equivalents	$183,327	$—	$183,327	$168,273	$—	$168,273	$156,212	$—	$156,212
Short-term investments	2,004	81,118	83,122	13,347	50,591	63,938	12,188	—	12,188
Non-current investments	—	18,509	18,509	—	13,467	13,467	—	—	—
	$185,331	$99,627	$284,958	$181,620	$64,058	$245,678	$168,400	$—	$168,400

6.                    Property and Equipment

During the three months ended June 30, 2004, we purchased for $3,785 one of our facilities that we previously leased under an operating lease agreement.  During the three months ended June 30, 2004, we purchased two parcels of land for $3,013 on which we intend to build facilities.

7.                    Earnings Per Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of our common stock outstanding during each period.

	Average Shares Outstanding
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic	45,726	44,830	45,667	44,922
Diluted	46,770	45,921	46,767	45,982

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.  Outstanding stock options that have exercise prices greater than the average market price of our common shares have been excluded from the calculation of our earnings per common share, because the effect would be antidilutive.

8.                    Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan (“Pension Plan”) and the ESI Excess Pension Plan (“Excess Plan”) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$1,765	$1,470	$3,530	$2,940
Interest cost	570	445	1,140	890
Expected return on assets	(550)	(392)	(1,100)	(784)
Recognized net actuarial loss	250	248	500	496
Amortization of prior service cost	(25)	(22)	(50)	(44)
Net periodic pension cost	$2,010	$1,749	$4,020	$3,498

In January 2004, we contributed $6,700 to the Pension Plan.  In July 2004, we contributed $2,000 to the Pension Plan, which fulfilled all of our remaining contribution requirements in 2004.  The Excess Plan is a non-qualified, unfunded retirement plan and, therefore, we do not currently plan to make any contributions to it in 2004.

9.                    Letter of Credit

During the six months ended June 30, 2004, we provided a $7,000 irrevocable standby letter of credit to one of our insurers to secure the surety bonds issued by that insurer which are required as part of our normal course of operations by various education authorities that regulate us.  The letter of credit is collateralized by our investments.  As of June 30, 2004, the total outstanding amount of those surety bonds was $11,305.

10.              Contingencies

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

Among the legal actions currently pending is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al.  This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees (“relators”) on behalf of themselves and the federal government (the “Qui Tam Action”).  The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our registered public accounting firm in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (a) treble the amount of unspecified damages sustained by the federal government; (b) a civil penalty of up to $10,000 for each violation of the False Claims Act; (c) double back pay for Susan Newman; and (d) attorney’s fees, costs and interest.

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

On February 25, 2004, federal agents executed search warrants at our corporate headquarters and at ten of our 77 ITT Technical Institutes nationwide.  On that same date, our Directors and executive officers and some of our other employees each received a federal grand jury subpoena that was issued, along with the search warrants, by the U.S. District Court, Southern District of Texas, located in Houston, Texas.  The search warrants and subpoenas seek broad categories of documents, including documents containing information relating to our figures and rates for placement, retention, graduation and attendance, recruitment and admissions materials, student grades, graduate salaries, transferability of credits to other institutions, and personnel records.  Although no formal charges have been filed, we believe that the DOJ is investigating claims alleging, among other matters, falsification of records relating to student attendance, grades and academic progress and graduate job placement statistics, and fraudulent misrepresentations regarding the transferability of credits.  We, our Directors and our executive officers are continuing to work with the DOJ to resolve its investigation.  There can be no assurance, however, that the ultimate outcome of the DOJ investigation will not have a material adverse effect on our financial condition or results of operations.

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

In October 2002, the Office of the Attorney General for the State of California (“CAG”) informed us that it had initiated an investigation of our ITT Technical Institutes in California.  We believe that the CAG’s investigation is in response to one or more qui tam actions filed against us under the state and/or federal False Claims Acts.  The CAG has not asserted any claims against us, and we have not been informed of the specific matters that the CAG is investigating.  Based on the information that the CAG has requested, however, we believe that the CAG is investigating, among other matters, whether one or more of our California ITT Technical Institutes:

•             falsified records relating to student attendance, grades and academic progress;

•             falsified student grade point average calculations used to qualify students for financial aid under the State’s Cal Grant Program; and

•             retaliated against employees who may have complained about those alleged acts.

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

We and three of our current and former executive officers have been named as defendants in the following 13 securities class action lawsuits: Richard Darquea, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Eastside Investors, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al; Roger Segalla, on behalf of himself and all others similarly situated v. ITT Educational Services, Inc., et al.; Allan Coffin, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Muriel & Wilbur Shapiro, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Linda A. Lowson, individually and on behalf of herself and all others similarly situated v. ITT Educational Services, Inc., et al.; Linda D. Dudek, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Richard Murad, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Thomas D. and Cheryl K. Bejgrowicz, Individually and On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Irene Rosen, On Behalf of Herself and All Others Similarly Situated v. ITT Educational Services, Inc., et al.; William E. Norton, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.; Barbara R. Ritchie, On Behalf of Herself and All Others Similarly Situated v. ITT Educational Services, Inc., et al; and James Shanbrom, on behalf of himself and all others similarly situated v. ITT Educational Services, Inc., et al.  Seven of those lawsuits were filed on February 26, 2004, February 27, 2004, March 3, 2004, March 29, 2004, April 1, 2004, April 16, 2004 and April 23, 2004, respectively, in the United States District Court for the Southern District of Indiana, and six were filed on March 9, 2004, March 24, 2004, March 29, 2004, March 29, 2004, March 30, 2004 and March 31, 2004, respectively, in the United States District Court for the District of Columbia.  The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated thereunder, by employing devices, schemes and artifices to defraud, making untrue statements of material fact and/or omitting to state material facts necessary to make statements not misleading and engaging in acts, practices and a course of business which operated as a fraud and deceit on the purchasers of our securities in an effort to maintain artificially high market prices for our stock.  The putative class periods in such actions are from April 17, 2003 through February 24, 2004 in nine of the actions, from October 16, 2003 through February 25, 2004 in two of the actions, from October 17, 2002 through February 24, 2004 in one of the actions and from October 17, 2002 through March 9, 2004 in one of the actions.  The plaintiffs seek, among other things, an award of unspecified compensatory damages, interest, costs and attorney’s fees and, in one of the actions, unspecified extraordinary equitable and/or injunctive relief.  On May 28, 2004, the United States District Court for the District of Columbia transferred the six lawsuits filed in that court to the United States District Court for the Southern District of Indiana.  On June 18, 2004, the Court appointed a lead plaintiff and lead plaintiffs’ counsel, and ordered all 13 lawsuits to be consolidated into one lawsuit under the following caption: City of Austin Police Retirement System v. ITT Educational Services, Inc., et al.  All of the defendants intend to defend themselves vigorously against the allegations made in the complaints.  There can be no assurance, however, that the ultimate outcome of these or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

In addition to the lawsuits described in the immediately preceding paragraph, on or about February 27, 2004, the following two purported shareholder derivative lawsuits were filed against four of our current and former executive officers and each of our Directors in the Superior Court of Hamilton County, Indiana: Joseph DeVita, Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al. and ITT Educational Services, Inc., nominally; and Alexander Solano, Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al. and ITT Educational Services, Inc., nominally.  The derivative lawsuits allege, among other things, that the individual defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, and that certain individual defendants engaged in unlawful insider trading, each of which caused us to suffer significant damages.  Both complaints seek undisclosed damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, costs and attorney’s fees.  On March 30, 2004, both lawsuits were consolidated into one lawsuit under the following caption: In Re ITT Educational Services, Inc. Derivative Litigation.  All of the defendants intend to defend themselves vigorously against the allegations in the complaints.  On or about April 29, 2004, the plaintiffs filed a consolidated complaint against five of our current and former executive officers, each of our Directors and PricewaterhouseCoopers LLP (“PWC”), our registered public accounting firm.  The consolidated complaint alleges, among other things, that:

•             certain individual defendants breached a fiduciary duty for insider selling of our common stock and misappropriation of our information;

•             all defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched; and

•             PWC breached a duty of care and professional competence to us and breached its contracts with us.

The consolidated complaint seeks undisclosed damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees.  Although the derivative action is brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuit, and there can be no assurance that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

The current and former executive officers named in all, or one or more, of the securities class action and shareholder derivative lawsuits described above include Rene R. Champagne, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

On July 7, 2004, we received a derivative demand letter pursuant to Del. Ct. Ch. R. 23.1 on behalf of a purported shareholder demanding that our Board of Directors commence a civil action against each of our current directors, one former director and certain of our current and former executive officers (Clark D. Elwood, Kevin M. Modany, Eugene W. Feichtner and Thomas W. Lauer) to recover for our benefit the amount of damages sustained by us as a result of the misconduct alleged in the letter.  The misconduct alleged in the letter is similar to the type of misconduct alleged against the individual defendants in the consolidated shareholder derivative lawsuit described above.  The demand letter indicates that the purported shareholder named therein will commence a shareholder’s derivative action on our behalf, if our Board does not commence an action as demanded therein within a reasonable period of time.  We have informed the purported shareholder that, because of other events, we have been conducting an extensive investigation of the same matters referred to in the demand letter and will consider what, if any, claims should be brought against any of the individuals identified in the letter after our investigation is completed.

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

On March 4, 2004, our Board of Directors appointed a Special Committee of independent Directors to conduct an investigation into the facts and circumstances relating to the DOJ and CAG investigations and the securities class action lawsuits described above.  In our Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on April 27, 2004, we reported that our registered public accounting firm, PricewaterhouseCoopers LLP, could not complete its review of the financial statements contained therein prior to the completion of the Special Committee’s investigation and its review of the results of that investigation.  In late June 2004, the Special Committee reported on its investigation to our Board of Directors.  Subsequently, our registered public accounting firm completed its review of our financial statements contained in both our Form 10-Q for the quarter ended March 31, 2004 and this Form 10-Q in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC.

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

•             Private loan programs

•             Repurchased shares of our common stock

•             Minimum pension liability

•             Our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others are taught online over the Internet (the “Hybrid Delivery Model”)

Among the factors that could cause our actual results to differ materially include the Actions, as described in Note 10 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.  The effects of the DOJ investigation of us could result in monetary fines or penalties or other sanctions imposed on us, including our loss of eligibility to participate in student financial aid programs, that could materially adversely affect our financial condition and operations.  The results of the SEC inquiry into the allegations being investigated by the DOJ could result in the restatement of our financial statements, monetary fines or penalties or other sanctions that could materially adversely affect our financial condition and operations.  The results of the securities class action and shareholder derivative lawsuits filed against us, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

On March 4, 2004, our Board of Directors appointed a Special Committee of independent Directors to conduct an investigation into the facts and circumstances relating to the DOJ and CAG investigations and the securities class action lawsuits described above.  In our Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on April 27, 2004, we reported that our registered public accounting firm, PricewaterhouseCoopers LLP, could not complete its review of the financial statements contained therein prior to the completion of the Special Committee’s investigation and its review of the results of that investigation.  In late June 2004, the Special Committee reported on its investigation to our Board of Directors.  Subsequently, our registered public accounting firm completed its review of our financial statements contained in both our Form 10-Q for the quarter ended March 31, 2004 and this Form 10-Q in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC.

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

The cost of the textbooks is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets.  Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which were charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average course length of 24 months.  If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds paid as a result of any applicable Refund Policy, is recognized upon the student’s departure.

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

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 revised (“SFAS No. 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The provisions of SFAS No. 132R do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  SFAS No. 132R adds interim period and annual financial statement disclosures.  See Note 8 of the Notes to Consolidated Financial Statements set forth elsewhere in this report, which presents the additional interim disclosures required by SFAS No. 132R.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”   FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which the equity investors do not have either a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for variable interest entities in which companies hold a variable interest. We do not hold variable interests in variable interest entities and, therefore, FIN 46 does not have an impact on our financial condition or results of operations.

In January and May 2004, the FASB issued two staff positions with respect to the application of SFAS No. 106 on the accounting and disclosure requirements related to the Drug Act.  The Drug Act affects postretirement health care benefits that companies may provide to their employees.  We do not provide any postretirement health care benefits to our employees and, therefore, those staff positions do not have an impact on our financial condition or results of operation.

In June 2004, the EITF issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  EITF 03-1 is effective for all reporting periods beginning after June 15, 2004.  We have not yet determined the effect, if any, that EITF 03-1 will have on our financial condition or results of operations.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenues for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of educational services	51.7	58.0	52.8	57.7
Student services and administrative expenses	29.8	29.6	29.6	30.3
Special legal and other investigation costs	3.7	—	5.2	—
Operating income	14.8	12.4	12.4	12.0
Interest income, net	0.4	0.4	0.5	0.4
Income before income taxes	15.2%	12.8%	12.9%	12.4%

The following table sets forth our total student enrollment:

	2004		2003
Total Student Enrollment as of:	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year
March 31	38,192	18.2%	32,313	4.3%
June 30	38,810	16.0%	33,443	6.0%
September 30	Not applicable	Not applicable	37,159	9.9%
December 31	Not applicable	Not applicable	37,076	13.6%

The following table sets forth our total new student enrollment:

New Student Enrollment	2004		2003
For the Three Months Ended:	New Student Enrollment	Increase Over Prior Year	New Student Enrollment	Increase Over Prior Year
March 31	9,255	28.0%	7,233	6.1%
June 30	10,261	18.3%	8,677	14.6%
September 30	Not applicable	Not applicable	12,693	19.1%
December 31	Not applicable	Not applicable	7,277	27.4%
Total for the year	Not applicable	Not applicable	35,880	16.6%

For the Six Months Ended:
June 30	19,516	22.7%	15,910	10.6%

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

The following table sets forth the rates of our students’ persistence for each quarter in 2004, 2003, and 2002:

	For the Three Months Ended,
	March 31	June 30	Sept. 30	Dec. 31
2004	78%	75%	Not applicable	Not applicable
2003	77%	77%	73%	80%
2002	79%	77%	73%	80%

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Revenues increased $26.1 million, or 20.9%, to $150.9 million in the three months ended June 30, 2004 from $124.8 million in the three months ended June 30, 2003, primarily due to:

•             a 6.0% increase in tuition rates in March 2004;

•             an 18.2% increase in the total student enrollment at March 31, 2004 compared to March 31, 2003; and

•             an 18.3% increase in new student enrollment at our institutes in the three months ended June 30, 2004 compared to the same period in 2003.

Student enrollment increases were primarily a result of:

•                  opening new institutes;

•                  an increased number of institutes offering bachelor degree programs;

•                  an increased number of new programs of study offered by our institutes;

•                  an increased number of responses to our marketing and advertising;

•                  operational changes that increased the percentage of new student enrollments arising from those responses;

•                  the availability of private student loans to supplement federal student financial aid;

•                  national demographic trends that are favorable to the postsecondary education industry; and

•                  the use of the Hybrid Delivery Model at more institutes.

Cost of educational services increased $5.6 million, or 7.7%, to $78.0 million in the three months ended June 30, 2004 from $72.4 million in the three months ended June 30, 2003. The principal causes of this increase included:

•             the costs required to service the increased enrollment;

•             normal inflationary cost increases for wages, rent and other costs of services;

•             increased costs due to opening new institutes (one opened in March 2003, one opened in June 2003 and one opened in December 2003); and

•             increased costs associated with using the Hybrid Delivery Model at more institutes.

Cost of educational services as a percentage of revenues decreased to 51.7% in the three months ended June 30, 2004 from 58.0% in the three months ended June 30, 2003.  The primary causes of this decrease included:

•             continued facility and faculty utilization efficiencies;

•             certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases;

•             new and renegotiated vendor contracts; and

•             a net reduction of occupancy costs resulting from our purchase of six facilities in 2003 and one facility in 2004 that we had previously leased.

Student services and administrative expenses increased $8.1 million, or 22.0%, to $45.0 million in the three months ended June 30, 2004 from $36.9 million in the three months ended June 30, 2003.  The principal causes of this increase included:

•             an increase in the amount of compensation costs as a result of inflation and hiring more financial aid administrators to service a greater number of new and continuing students; and

•             an increase in media advertising costs (30.4%) to promote new program offerings.

Student services and administrative expenses increased to 29.8% of revenues in the three months ended June 30, 2004 compared to 29.6% of revenues in the three months ended June 30, 2003, primarily due to media advertising costs increasing (30.4%) at a greater percentage than revenues (20.9%), partially offset by:

•             an increase in the amount of marketing costs deferred as a result of changes to the admission processing fee; and

•             certain fixed costs at our corporate headquarters that did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases.

We recorded an incremental charge of $3.0 million for legal costs associated with the Actions during the three months ended June 30, 2004.  Other non-legal investigation costs associated with the Actions of $2.6 million were incurred during the three months ended June 30, 2004.  See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $6.8 million, or 44.1%, to $22.3 million in the three months ended June 30, 2004 from $15.5 million in the three months ended June 30, 2003.  The operating margin increased to 14.8% of revenues in the three months ended June 30, 2004 from 12.4% in the three months ended June 30, 2003, primarily as a result of the $3.0 million of legal costs and $2.6 million of other non-legal investigation costs associated with the Actions, more than offset by:

•             continued facility and faculty utilization efficiencies;

•             certain fixed costs at our institutes that did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases;

•             new and renegotiated vendor contracts; and

•             a net reduction of occupancy costs resulting from our purchase of six facilities in 2003 and one facility in 2004.

Income Taxes. Our combined effective federal and state income tax rate in 2004 was 39.0% compared to 38.5% in 2003, primarily due to changes in state tax laws.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues increased $48.9 million, or 20.0%, to $292.7 million in the six months ended June 30, 2004 from $243.8 million in the six months ended June 30, 2003, primarily due to:

•             a 5.0% increase in tuition rates in March 2003;

•             a 6.0% increase in tuition rates in March 2004;

•             a 13.6% increase in the total student enrollment at December 31, 2003 compared to December 31, 2002; and

•             a 22.7% increase in new student enrollment at our institutes in the six months ended June 30, 2004 compared to the same period in 2003, which was primarily a result of:

•                  opening new institutes;

•                  an increased number of institutes offering bachelor degree programs;

•                  an increased number of new programs of study offered by our institutes;

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

Cost of educational services increased $13.7 million, or 9.7%, to $154.5 million in the six months ended June 30, 2004 from $140.8 million in the six months ended June 30, 2003. The principal causes of this increase included:

•             the costs required to service the increased enrollment;

•             normal inflationary cost increases for wages, rent and other costs of services;

•             increased costs due to opening new institutes (one opened in March 2003, one opened in June 2003 and one opened in December 2003); and

•             increased costs associated with using the Hybrid Delivery Model at more institutes.

Cost of educational services as a percentage of revenues decreased to 52.8% in the six months ended June 30, 2004 from 57.7% in the six months ended June 30, 2003.  The primary causes of this decrease included:

•             continued facility and faculty utilization efficiencies;

•             certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases;

•             new and renegotiated vendor contracts; and

•             a net reduction of occupancy costs resulting from our purchase of six facilities in 2003 and one facility in 2004 that we had previously leased.

Student services and administrative expenses increased $12.6 million, or 17.0%, to $86.5 million in the six months ended June 30, 2004 from $73.9 million in the six months ended June 30, 2003.  The principal causes of this increase included:

•             an increase in the amount of compensation costs as a result of inflation and hiring more financial aid administrators to service a greater number of new and continuing students; and

•             an increase in media advertising costs (21.9%).

Student services and administrative expenses decreased to 29.6% of revenues in the six months ended June 30, 2004 compared to 30.3% of revenues in the six months ended June 30, 2003, primarily due to:

•             an increase in the amount of marketing costs deferred as a result of changes to the admission processing fee; and

•             certain fixed costs at our corporate headquarters that did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases.

Special legal costs of $12.7 million were accrued in the six months ended June 30, 2004 for our estimated legal costs associated with the Actions.  Other non-legal investigation costs associated with the Actions of $2.6 million were incurred during the six months ended June 30, 2004.  See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $7.3 million, or 24.8%, to $36.4 million in the six months ended June 30, 2004 from $29.1 million in the six months ended June 30, 2003.  The operating margin increased to 12.4% of revenues in the six months ended June 30, 2004 from 12.0% in the six months ended June 30, 2003, primarily as a result of the $12.7 million Special legal costs accrual and the $2.6 million of other non-legal investigation costs, more than offset by:

•             continued facility and faculty utilization efficiencies;

•             certain fixed costs at our institutes that did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases;

•             new and renegotiated vendor contracts; and

•             a net reduction of occupancy costs resulting from our purchase of six facilities in 2003 and one facility in 2004.

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

The following table sets forth the repurchase of outstanding shares of our common stock during the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Number of shares repurchased	—	28,000	—	1,078,000
Total cost of shares repurchased (in millions)	—	$0.8	—	$28.7
Average cost per share	—	$27.43	—	$26.65

All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares.  As of June 30, 2004, our existing repurchase authorization permits us to repurchase an additional 4.2 million shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Net cash provided by operating activities was $45.3 million in the three months ended June 30, 2004 compared to $62.5 million in the three months ended June 30, 2003.  Net cash provided by operating activities was $49.8 million in the six months ended June 30, 2004 compared to $64.1 million in the six months ended June 30, 2003.  The decrease in net cash provided by operating activities for both periods was primarily a result of a large amount realized in the prior periods following the initial implementation of new cash management strategies.  As of June 30, 2004, we had $99.6 million of investments that we plan to hold until maturity.  The maturity dates extend beyond one year for $18.5 million of those investments.

Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $27.5 million to $122.5 million at June 30, 2004 from $95.0 million at June 30, 2003.  This increase was primarily due to increased tuition revenue resulting from a greater number of students and higher tuition rates, and our students’ increased usage of supplemental private loans.

We purchased one facility for $3.8 million and two parcels of land for $3.0 million (on which we intend to build facilities) during the three months ended June 30, 2004.  We have agreed to purchase, for $1.9 million, two parcels of land in the three months ended September 30, 2004 on which we intend to build facilities.  We may purchase additional facilities during the remainder of 2004.  Capital expenditures were $6.9 million in the three months ended June 30, 2004 compared to $4.3 million in the three months ended June 30, 2003.  Capital expenditures were $10.0 million in the six months ended June 30, 2004 compared to $6.0 million in the six months ended June 30, 2003.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of June 30, 2004.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Operating Lease Obligations	$131.0	$25.4	$43.4	$33.9	$28.3
Purchase Obligations	5.4	4.0	1.4	—	—
Total	$136.4	$29.4	$44.8	$33.9	$28.3

Off-Balance Sheet Arrangements

As of June 30, 2004, we leased our non-owned facilities under operating lease agreements.  A majority of the operating leases contain renewal options that can be exercised after the initial lease term.  Renewal options are generally for periods of one to five years.  All operating leases will expire over the next 13 years and management expects that those leases will be renewed or replaced by other leases in the normal course of business, or that we will purchase the facilities represented by those leases or other facilities where we can operate our institutes.  There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us.  We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of June 30, 2004, the total outstanding amount of those surety bonds was $11.3 million. We also have provided a $7.0 million irrevocable standby letter of credit to our insurer to secure our obligations under those surety bonds.  The letter of credit is collateralized by our investments.

Except for the operating lease agreements, the surety bonds and the standby letter of credit disclosed above, we do not have any off-balance sheet arrangements or any other significant long-term obligations, lines of credit, guarantees, standby repurchase obligations or other commercial commitments.  There are no commitments or guarantees that provide for the potential issuance of shares of our common stock, other than pursuant to the terms of the stock option plans for our employees and non-employee directors.

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

Item 4.                      CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, we are responsible for establishing and maintaining adequate internal control over our financial reporting (“IC”) that is designed to provide reasonable assurances that our records are maintained in reasonable detail to accurately and fairly reflect transactions, our transactions are properly authorized, our assets are safeguarded against unauthorized or improper acquisition, use or disposition, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of our second fiscal quarter of 2004, we conducted an evaluation, under the framework of the Committee of Sponsoring Organizations of the Treadway Commission and the supervision (and with the participation) of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our DCP are effective.

There were no changes in our IC during our second fiscal quarter of 2004 that materially affected or are reasonably likely to materially affect our IC.

PART II

OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS.

The information set forth in Note 10 of the Notes to Consolidated Financial Statements set forth elsewhere in this report is incorporated herein by reference.

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

Item 2.           CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following information is furnished as to our securities sold during the three months ended June 30, 2004 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On July 1, 2004, we credited 520 treasury shares of our common stock to the deferred share accounts of each of three non-employee directors and 130 treasury shares of our common stock to the deferred share account of one other non-employee director under the ESI Non-Employee Director Deferred Compensation Plan as the stock portion of the semi-annual installment payment of their annual retainer.  These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.

The transaction described in the preceding paragraph is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the second quarter of 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2004 through April 30, 2004	—	$—	—	4,216,300
May 1, 2004 through May 31, 2004	—	—	—	4,216,300
June 1, 2004 through June 30, 2004	—	—	—	4,216,300
Total	—	$—	—

(1)          On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”).  As of June 30, 2004, 4,216,300 shares remained to be repurchased under the 2002 Repurchase Program.  The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.  Unless earlier terminated by our Board of Directors, the 2002 Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the second quarter of fiscal year 2004, our 2004 annual meeting of shareholders was held on May 4, 2004 to elect directors and to approve an amendment to our Restated Certificate of Incorporation.  Our Board of Directors currently consists of nine directors divided into three classes.  One class contains four directors, one class contains three directors and one class contains two directors.  The term of one class expires each year.  Generally, each director serves until the annual meeting of shareholders held in the year that is three years after that director’s election and thereafter until that director’s successor is elected and has qualified.  At our 2004 annual meeting of shareholders, our shareholders elected the following persons to serve as directors in the first class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

First Class - Term expiring at 2007 Annual Meeting
1.	Rene R. Champagne
2.	John F. Cozzi
3.	James D. Fowler, Jr.
4.	Harris N. Miller

The final results of the vote taken at our 2004 annual meeting of shareholders for the director nominees are as follows:

	Votes For	Votes Withheld	Abstentions
Rene R. Champagne	40,058,156	2,596,047	0
John F. Cozzi	39,669,563	2,984,630	0
James D. Fowler, Jr.	40,679,050	1,975,143	0
Harris N. Miller	39,668,585	2,985,608	0

The directors who continued in office after our 2004 annual meeting of shareholders are as follows:

Second Class - Term expiring at 2005 Annual Meeting
1.	John E. Dean
2.	Vin Weber

Third Class - Term expiring at 2006 Annual Meeting
1.	Rand V. Araskog
2.	Joanna T. Lau
3.	Daniel P. Weadock

At our 2004 annual meeting of shareholders, our shareholders rejected a proposed amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of ESI’s Common Stock, $0.01 par value per share, from 150,000,000 to 350,000,000.  The final results of the vote taken at that meeting rejecting the amendment to our Restated Certificate of Incorporation are as follows:

Votes For	Percentage of Shares Outstanding Voting For	Votes Against	Broker Nonvotes	Abstentions
15,442,429	33.7%	26,347,558	0	864,206

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)                Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

(b)               Reports on Form 8-K.

On April 22, 2004, we furnished a Current Report on Form 8-K dated April 22, 2004 to report, under Item 12 of Form 8-K, our results of operations and financial condition for our fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: July 23, 2004

	By:	/s/ Kevin M. Modany
Kevin M. Modany
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

10.43	Separation and General Release Agreement

11	Statement re Computation of Per Share Earnings

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2