Form 10-Q
period 2004-09-30
ITT EDUCATIONAL SERVICES INC
filed 2004-10-22
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes      ☐      No      ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                              Yes      ☒      No      ☐

45,937,076

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2004

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2004

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

INDEX

Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2004 and 2003

Consolidated Balance Sheets as of September 30, 2004 and 2003 (unaudited) and December 31, 2003

Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 (unaudited) and the year ended December 31, 2003

Notes to Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$157,945	$134,382	$450,606	$378,213

Costs and Expenses
Cost of educational services	75,033	69,681	229,536	210,463
Student services and administrative expenses	43,771	39,495	130,265	113,417
Special legal and other investigation costs	9,837	—	25,143	—
Total costs and expenses	128,641	109,176	384,944	323,880

Operating income	29,304	25,206	65,662	54,333

Interest income, net	959	551	2,316	1,549

Income before income taxes	30,263	25,757	67,978	55,882

Income taxes	11,803	9,916	26,512	21,514

Net income	$18,460	$15,841	$41,466	$34,368

Earnings per common share (basic):	$0.40	$0.35	$0.91	$0.76
Earnings per common share (diluted):	$0.39	$0.34	$0.89	$0.75

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003	September 30, 2003
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$166,702	$168,273	$159,749
Restricted cash	—	8,496	—
Short-term investments	145,719	63,938	37,912
Accounts receivable, net	14,041	9,398	9,943
Deferred and prepaid income tax	4,842	2,906	2,950
Prepaids and other current assets	5,572	3,635	4,409
Total current assets	336,876	256,646	214,963
Property and equipment, net	92,515	81,503	78,910
Direct marketing costs	13,813	10,844	10,470
Investments	3,275	13,467	6,455
Other assets	989	810	811
Total assets	$447,468	$363,270	$311,609

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$48,148	$36,543	$41,297
Accrued compensation and benefits	17,499	16,986	13,925
Other accrued liabilities	29,866	18,444	16,146
Deferred revenue	136,094	130,364	110,087
Total current liabilities	231,607	202,337	181,455
Deferred income tax	4,814	4,691	2,714
Minimum pension liability	7,012	7,012	8,041
Other liabilities	3,020	3,106	2,582
Total liabilities	246,453	217,146	194,792

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued and outstanding	540	540	540
Capital surplus	58,866	52,688	49,838
Retained earnings	260,241	221,400	199,956
Accumulated other comprehensive (loss)	(4,263)	(4,263)	(4,888)
Treasury stock, 8,131,828, 8,638,535 and 8,798,609 shares, at cost	(114,369)	(124,241)	(128,629)
Total shareholders’ equity	201,015	146,124	116,817
Total liabilities and shareholders’ equity	$447,468	$363,270	$311,609

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows provided by (used for) operating activities:
Net income	$18,460	$15,841	$41,466	$34,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,920	4,787	13,708	15,800
Provision for doubtful accounts	2,803	1,482	7,704	5,024
Deferred taxes	(52)	(1,006)	(1,812)	(4,452)
Increase/decrease in operating assets and liabilities:
Short-term investments	(6,895)	(7,687)	4,448	5,796
Accounts receivable	(5,524)	(3,103)	(12,347)	(5,994)
Direct marketing costs	(887)	148	(2,969)	139
Accounts payable and accrued liabilities	732	1,094	23,453	32,518
Prepaids and other assets	1,308	1,188	(2,116)	1,625
Deferred revenue	13,573	15,060	5,730	7,090
Net cash provided by (used for) operating activities	27,438	27,804	77,265	91,914

Cash flows provided by (used for) investing activities:
Facility and land purchases	(1,837)	(3,766)	(8,635)	(21,069)
Capital expenditures, net	(6,134)	(5,046)	(16,085)	(11,057)
Proceeds from maturities of held-to-maturity investments	87,420	—	146,622	—
Purchase of held-to-maturity investments	(127,888)	(24,492)	(222,659)	(24,492)
Net cash provided by (used for) investing activities	(48,439)	(33,304)	(100,757)	(56,618)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	—	—	(28,726)
Exercise of stock options	4,376	9,037	13,425	22,142
Net cash provided by (used for) financing activities	4,376	9,037	13,425	(6,584)

Net increase (decrease) in cash, cash equivalents and restricted cash	(16,625)	3,537	(10,067)	28,712

Cash, cash equivalents and restricted cash at beginning of period	183,327	156,212	176,769	131,037

Cash, cash equivalents and restricted cash at end of period	$166,702	$159,749	$166,702	$159,749

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock		Total
	Shares	Amount					Shares	Amount

Balance as of December 31, 2002	54,069	$540	$40,393	$184,409		$(4,888)	(8,986)	$(131,430)	$89,024
Exercise of stock options				(21,867)			1,425	35,906	14,039
Tax benefit from exercise of stock options			12,295						12,295
Purchase of treasury stock							(1,078)	(28,726)	(28,726)
Issue treasury stock for board of directors plan							1	9	9
Comprehensive income:
Net income for 2003				58,858	$58,858				58,858
Other comprehensive income, net of tax:
Minimum pension liability adjustment					625	625			625
Other comprehensive income					625
Comprehensive income					$59,483
Balance as of December 31, 2003	54,069	540	52,688	221,400		(4,263)	(8,638)	(124,241)	146,124
For the three months ended March 31, 2004 (unaudited):
Exercise of stock options			150	(2,029)			285	6,114	4,235
Tax benefit from exercise of stock options			4,259						4,259
Net income				9,026					9,026
Balance as of March 31, 2004	54,069	540	57,097	228,397		(4,263)	(8,353)	(118,127)	163,644
For the three months ended June 30, 2004 (unaudited):
Exercise of stock options			28	(74)			21	394	348
Tax benefit from exercise of stock options			207						207
Net income				13,980					13,980
Balance as of June 30, 2004	54,069	540	57,332	242,303		(4,263)	(8,332)	(117,733)	178,179
For the three months ended September 30, 2004 (unaudited):
Exercise of stock options			257	(522)			200	3,364	3,099
Tax benefit from exercise of stock options			1,277						1,277
Net income				18,460					18,460
Balance as of September 30, 2004	54,069	$540	$58,866	$260,241		$(4,263)	(8,132)	$(114,369)	$201,015

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

2.                                       Summary of Certain Accounting Principles and Policies

Stock Options.  We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan and the 1997 ITT Educational Services, Inc. Incentive Stock Plan, and we also established the 1999 Outside Directors Stock Option Plan (collectively, the “Plans”).  We have adopted the disclosure only provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation. ” Accordingly, no compensation cost has been recognized in the financial statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees. ” Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share could have been reduced to the proforma amounts indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net income as reported		$18,460	$15,841	$41,466	$34,368
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(2,233)	(1,389)	(6,294)	(3,880)

Proforma net income		$16,227	$14,452	$35,172	$30,488

Earnings per share:
Basic as reported		$0.40	$0.35	$0.91	$0.76
Basic proforma		$0.35	$0.32	$0.77	$0.68

Diluted as reported		$0.39	$0.34	$0.89	$0.75
Diluted proforma		$0.35	$0.31	$0.75	$0.66

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk free interest rates	3.8%	3.1%	3.3%	2.7%
Expected lives (in years)	5	5	5	5
Volatility	59%	57%	58%	57%
Dividend yield	None	None	None	None

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

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with Accounting Principle Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  EITF 03-1 is effective for all reporting periods beginning after June 15, 2004.  Until further guidance is provided by the FASB, we are unable to determine the effect, if any, that EITF 03-1 will have on our financial condition or results of operations.  See Note 5 for additional disclosures regarding our investments.

4.                                       Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities (pursuant to which we accrue probable legal costs associated with a claim or a potential claim), we recorded a charge of $9,700 in the three months ended March 31, 2004 and $3,000 in the three months ended June 30, 2004 for estimated legal costs associated with the investigation of us being conducted by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action and shareholder derivative lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”), as described below in Note 10.  We regularly evaluate the reasonableness of our estimate of the probable legal costs associated with the Actions and make any adjustments considered necessary.  As a result of our most recent review of this estimate, we recorded an incremental charge of $8,005 for legal costs associated with the Actions during the three months ended September 30, 2004.  During the nine months ended September 30, 2004, we were billed $14,595 of those legal costs.  We believe that it is probable that we will incur at least $20,705 in legal costs related to these matters.  Due to the uncertainty regarding the outcomes of these matters, however, we cannot estimate the maximum amount of costs that we could potentially incur with respect to these matters.  In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that is probable we will incur.  If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

We incurred non-legal costs related to the Actions in the amount of $1,832 during the three months ended September 30, 2004 and $4,438 during the nine months ended September 30, 2004.  Those costs were expensed as incurred and primarily included fees charged by our independent registered public accounting firm for the performance of extended audit procedures as a result of the Actions, costs to create an electronic database of all documents seized in connection with the DOJ investigation and other non-legal costs related to the Actions.

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

The cost of securities sold is based on the first-in, first-out method.  All of our investments are in marketable debt securities.

	As of September 30, 2004			As of Dec. 31, 2003			As of September 30, 2003
	Trading securities	Held-to-maturity	Total	Trading securities	Held-to-maturity	Total	Trading securities	Held-to-maturity	Total
Cash and cash equivalents	$166,702	$—	$166,702	$168,273	$—	$168,273	$159,749	$—	$159,749
Short-term investments	8,899	136,820	145,719	13,347	50,591	63,938	19,910	18,002	37,912
Non-current investments	—	3,275	3,275	—	13,467	13,467	—	6,455	6,455
	$175,601	$140,095	$315,696	$181,620	$64,058	$245,678	$179,659	$24,457	$204,116

As of September 30, 2004, there were no gross unrealized losses on our trading securities.

6.                                       Property and Equipment

During the three months ended September 30, 2004, we purchased two parcels of land for $1,837 on which we intend to build facilities.  During the nine months ended September 30, 2004, we purchased four parcels of land for $4,850 on which we are building or intend to build facilities, and we purchased one of our facilities for $3,785 that we previously leased under an operating lease agreement.

7.                                       Earnings Per Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of our common stock outstanding during each period.

	Average Shares Outstanding
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic	45,871	45,119	45,735	44,988
Diluted	46,743	46,415	46,759	46,126

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.  Outstanding stock options that have exercise prices greater than the average market price of our common shares (706,000 shares at September 30, 2004 and 1,000 shares at September 30, 2003) have been excluded from the calculation of our earnings per common share, because the effect would be antidilutive.

8.                                       Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan (“Pension Plan”) and the ESI Excess Pension Plan (“Excess Plan”) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$1,765	$1,470	$5,295	$4,410
Interest cost	570	444	1,710	1,334
Expected return on assets	(550)	(393)	(1,650)	(1,177)
Recognized net actuarial loss	250	249	750	745
Amortization of prior service cost	(25)	(22)	(75)	(66)
Net periodic pension cost	$2,010	$1,748	$6,030	$5,246

In January 2004, we contributed $6,700 to the Pension Plan.  In July 2004, we contributed $2,000 to the Pension Plan, which fulfilled all of our remaining contribution requirements in 2004.  The Excess Plan is a non-qualified, unfunded retirement plan and, therefore, we do not currently plan to make any contributions to it in 2004.

9.                                       Letter of Credit

During the nine months ended September 30, 2004, we provided a $7,000 irrevocable standby letter of credit to one of our insurers to secure the surety bonds issued by that insurer which are required as part of our normal course of operations by various education authorities that regulate us.  The letter of credit is collateralized by our investments.  As of September 30, 2004, the total face value of those surety bonds was $11,319.

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

Among the legal actions currently pending is United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al.  This action is a qui tam action that was filed on November 5, 1999 in the United States District Court for the Southern District of Texas by two former employees (“relators”) on behalf of themselves and the federal government (the “Qui Tam Action”).  The Qui Tam Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our registered public accounting firm in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (a) treble the amount of unspecified damages sustained by the federal government; (b) a civil penalty of up to $10 for each violation of the False Claims Act; (c) double back pay for Susan Newman; and (d) attorney’s fees, costs and interest.

A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal or state government for an alleged submission to the government of a false claim for payment.  A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the litigation.  Whenever a relator files a qui tam action, the government typically initiates an investigation in order to determine whether to intervene in the litigation.  If the government intervenes, it has primary control over the litigation.  If the government declines to intervene, the relator may pursue the litigation on behalf of the federal or state government and, if successful, receives a portion of the government’s recovery.

On May 25, 2001, the DOJ declined to intervene in the Qui Tam Action. On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support the claims and gave the relators 20 days to file an amended complaint. The relators filed an amended complaint on April 22, 2002 against all of the defendants. On March 31, 2003, the court issued a final judgment in the Qui Tam Action dismissing with prejudice all of the relators’ claims against us and all of the other defendants for failure to state a claim.  On April 28, 2003, the relators filed a notice of appeal to the United States Court of Appeals for the Fifth Judicial Circuit.  The oral argument before the appellate court on the relators’ appeal occurred on October 4, 2004.  On October 20, 2004, the appellate court affirmed the district court’s judgment that dismissed with prejudice all of the relators’ claims against us and the other defendants in the Qui Tam Action.

On February 25, 2004, federal agents executed search warrants at our corporate headquarters and at ten of our 77 ITT Technical Institutes nationwide.  On that same date, our Directors and executive officers and some of our other employees each received a federal grand jury subpoena that was issued, along with the search warrants, by the U.S. District Court, Southern District of Texas, located in Houston, Texas.  The search warrants and subpoenas seek broad categories of documents, including documents containing information relating to our figures and rates for placement, retention, graduation and attendance, recruitment and admissions materials, student grades, graduate salaries, transferability of credits to other institutions, and personnel records.  Although no formal charges have been filed, we believe that the DOJ is investigating claims alleging, among other matters, falsification of records relating to student attendance, grades and academic progress and graduate job placement statistics, and fraudulent misrepresentations regarding the transferability of credits.  We, our Directors and our executive officers are continuing to work with the DOJ to resolve its investigation.  The costs that we have incurred in connection with the DOJ investigation have had a material adverse effect on our financial condition and results of operations, and there can be no assurance that the ultimate outcome of the DOJ investigation will not have a further material adverse effect on our financial condition and results of operations.

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

On August 19, 2004, a consolidated complaint in a securities class action lawsuit was filed against us and 10 of our current and former Directors and executive officers in the United States District Court for the Southern District of Indiana under the following caption: City of Austin Police Retirement System, Individually And On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.  This action is a result of the Court’s June 18, 2004 order to consolidate 13 separate securities class action lawsuits filed from February 26, 2004 through April 23, 2004.  The consolidated complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”), and Rule 10b-5 promulgated thereunder, by engaging in an unlawful course of conduct, pursuant to which the defendants knowingly or recklessly engaged in acts, transactions, practices and courses of business to conceal adverse material information about our financial condition, and that this conduct operated as a fraud and deceit upon the plaintiffs.  The complaint also alleges that the defendants made various deceptive and untrue statements of material facts and omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading to the plaintiffs, causing the plaintiffs to purchase our securities at artificially inflated prices.  The putative class period in this action is from October 17, 2002 through March 8, 2004.  The plaintiffs seek, among other things, an award of unspecified compensatory damages, interest, costs, expenses and attorney’s fees.  All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.  There can be no assurance, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

On or about April 29, 2004, a consolidated complaint in a shareholder derivative lawsuit was filed against five of our current and former executive officers, 10 of our current and former Directors and PricewaterhouseCoopers LLP (“PWC”), our independent registered public accounting firm, in the Superior Court of Hamilton County, Indiana under the following caption: In Re ITT Educational Services, Inc. Derivative Litigation.  This action is a result of the Court’s March 30, 2004 order to consolidate two separate shareholder derivative lawsuits filed on or about February 27, 2004.  The consolidated complaint alleges, among other things, that:

•                  certain individual defendants breached a fiduciary duty by selling our common stock and misappropriating our information;

•                  all defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched; and

•                  PWC breached a duty of care and professional competence to us and breached its contracts with us.

The consolidated complaint seeks unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees.  All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

On September 7, 2004, a shareholder derivative lawsuit was filed against five of our current and former executive officers, 10 of our current and former Directors and PWC, in the United States District Court for the Southern District of Indiana under the following caption: Alaska Electrical Pension Fund Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al.  The complaint alleges, among other things, that the defendants caused us to violate state and federal education finance laws and regulations by falsifying our student records and federal securities laws by falsifying our accounting, auditing and financial reporting between October 2002 and April 2004.  As a result, the complaint alleges, among other things, that the individual defendants:

•                  breached and/or aided and abetted in the breach of:

•                  a duty to disseminate accurate information about us;

•                  fiduciary duties of care, candor and loyalty to us and disclosure to our shareholders;

•                  a duty to test, oversee and monitor our system of internal controls, governance procedures and disclosure procedures; and

•                  a duty to ensure that our internal controls, governance procedures and disclosure procedures were functioning in an effective manner and in compliance with Pub. L. 107-204, 116 Stat. 745 (2002);

•                  abused their ability to control and influence us;

•                  grossly mismanaged us;

•                  committed constructive fraud;

•                  will be and have been unjustly enriched at our expense; and

•                  violated Section 10(b) of the 1934 Act and Rule 10-5 promulgated thereunder by:

•                  disseminating or approving false statements that they knew or recklessly disregarded were misleading;

•                  failing to disclose material facts necessary in order to make those statements not misleading; and

•                  misappropriating our proprietary information.

In addition, the complaint alleges, among other things, that PWC:

•                  violated Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder by:

•                  disseminating or approving false statements that it knew or recklessly disregarded were misleading; and

•                  failing to disclose material facts necessary in order to make those statements not misleading;

•                  was negligent and committed accounting malpractice by failing to conduct its audits of our 2002 and 2003 fiscal year financial statements in accordance with generally accepted accounting principles, generally accepted auditing standards and SEC rules;

•                  aided and abetted the individual defendants’:

•                  breach of fiduciary duties to us;

•                  abuse of their control of us; and

•                  gross mismanagement of us; and

•                  violated their duty of candor to our shareholders.

The complaint seeks unspecified damages, extraordinary equitable and/or injunctive relief, punitive damages, costs and expenses, attorneys’ fees, pre-judgment interest, an order directing the defendants to account for all damages caused by them and all profits, special benefits and unjust enrichment they obtained, and an order directing us to reform and improve our corporate governance and internal control procedures.  All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and there can be no assurance that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

On July 7, 2004, we received a derivative demand letter pursuant to Del. Ct. Ch. R. 23.1 on behalf of a purported shareholder demanding that our Board of Directors commence a civil action against each of our current directors, one former director and four of our current and former executive officers to recover for our benefit the amount of damages sustained by us as a result of the misconduct alleged in the letter.  The misconduct alleged in the letter is similar to the type of misconduct alleged against the individual defendants in the consolidated shareholder derivative lawsuit described above.  The demand letter indicates that the purported shareholder named therein will commence a shareholder’s derivative action on our behalf, if our Board does not commence an action as demanded therein within a reasonable period of time.  We have informed the purported shareholder that, because of other events, we have been conducting an extensive investigation of the same matters referred to in the demand letter and will consider what, if any, claims should be brought against any of the individuals identified in the letter after our investigation is completed.

The current and former executive officers named in one or more of the securities class action and shareholder derivative lawsuits and derivative demand letter described above include: Gene A. Baugh, Rene R. Champagne, Clark D. Elwood, Eugene W. Feichtner, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

Certain of our current and former officers and Directors are or may become a party in certain of the actions described above. Our By-laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions.

As previously disclosed, on March 4, 2004, our Board of Directors appointed a Special Committee of independent Directors.  The Special Committee has completed its investigation relating to the conduct and integrity of our senior management.  In late June 2004, the Special Committee reported to our Board of Directors that it had found no evidence that our senior management had engaged in any violations of our policies and procedures or any wrongful or criminal conduct related to the matters that are the subject of the DOJ and CAG investigations and the securities class action lawsuit described above.  The Special Committee also reported that when allegations of possible violations have been brought to the attention of our senior management, we have investigated those allegations and our senior management has taken appropriate action when responding to those allegations and any violations found.

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

Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs subject to capitalization include salaries and employee benefits of recruiting representatives and other direct costs less admission processing fees. Successful efforts is the ratio of students enrolled to prospective students interviewed. The higher the rate of interviewed students who enroll, the greater the percentage of our direct marketing costs that are capitalized.  We amortize our direct marketing costs on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets.  The direct costs subject to capitalization are readily quantifiable and are not subject to estimation.  The amortization method is based on historical trends of student enrollment and retention activity and is not subject to significant assumptions.  We regularly evaluate the future recoverability of these deferred costs.

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

In June 2004, the EITF issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  EITF 03-1 is effective for all reporting periods beginning after June 15, 2004.  Until further guidance is provided by the FASB, we are unable to determine the effect, if any, that EITF 03-1 will have on our financial condition or results of operations.  See Note 5 of the Notes to Consolidated Financial Statements set forth elsewhere in this report, which presents additional disclosures regarding our investments.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenues for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of educational services	47.5	51.9	50.9	55.6
Student services and administrative expenses	27.7	29.3	28.9	30.0
Special legal and other investigation costs	6.2	—	5.6	—
Operating income	18.6	18.8	14.6	14.4
Interest income, net	0.6	0.4	0.5	0.4
Income before income taxes	19.2%	19.2%	15.1%	14.8%

The following table sets forth our total student enrollment:

	2004		2003
Total Student Enrollment as of:	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year
March 31	38,192	18.2%	32,313	4.3%
June 30	38,810	16.0%	33,443	6.0%
September 30	42,222	13.6%	37,159	9.9%
December 31	Not applicable	Not applicable	37,076	13.6%

The following table sets forth our total new student enrollment:

New Student Enrollment	2004		2003
For the Three Months Ended:	New Student Enrollment	Increase Over Prior Year	New Student Enrollment	Increase Over Prior Year
March 31	9,255	28.0%	7,233	6.1%
June 30	10,261	18.3%	8,677	14.6%
September 30	14,534	14.5%	12,693	19.1%
December 31	Not applicable	Not applicable	7,277	27.4%
Total for the year	Not applicable	Not applicable	35,880	16.6%

For the Nine Months Ended:
September 30	34,050	19.0%	28,603	14.2%

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

The following table sets forth the rates of our students’ persistence for each quarter in 2004, 2003, and 2002:

	For the Three Months Ended,
	March 31	June 30	Sept. 30	Dec. 31
2004	78%	75%	71%	Not applicable
2003	77%	77%	73%	80%
2002	79%	77%	73%	80%

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenues increased $23.5 million, or 17.5%, to $157.9 million in the three months ended September 30, 2004 from $134.4 million in the three months ended September 30, 2003, primarily due to:

•             a 6.0% increase in tuition rates in March 2004;

•             a 16.0% increase in the total student enrollment at June 30, 2004 compared to June 30, 2003; and

•             a 14.5% increase in new student enrollment at our institutes in the three months ended September 30, 2004 compared to the same period in 2003.

The increase in revenues was partially offset by a decrease in our students’ persistence from 73% in the three months ended September 30, 2003 to 71% in the same period in 2004.

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

The decrease in our students’ persistence was primarily a result of:

•             an increase in the number of students in their first and second academic quarters of enrollment (who persist at lower rates than students enrolled in later academic quarters) in 2004 compared to 2003; and

•             an increase in the number of online courses that students were registered to take (in which students typically persist at a lower rate than residence courses) in 2004 compared to 2003.

Cost of educational services increased $5.3 million, or 7.7%, to $75.0 million in the three months ended September 30, 2004 from $69.7 million in the three months ended September 30, 2003. The principal causes of this increase included:

•            the costs required to service the increased enrollment;

•            normal inflationary cost increases for wages, rent and other costs of services;

•            increased costs due to opening new institutes (one opened in June 2003 and one opened in December 2003); and

•            increased costs associated with using the Hybrid Delivery Model at more institutes.

Cost of educational services as a percentage of revenues decreased to 47.5% in the three months ended September 30, 2004 from 51.9% in the three months ended September 30, 2003.  The primary causes of this decrease included:

•            continued facility and faculty utilization efficiencies;

•            certain fixed costs at our institutes did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases;

•            new and renegotiated vendor contracts; and

•            a net reduction of occupancy costs resulting from our purchase of one facility in the three months ended December 31, 2003 and one facility in the three months ended June 30, 2004 that we had previously leased.

Student services and administrative expenses increased $4.3 million, or 10.8%, to $43.8 million in the three months ended September 30, 2004 from $39.5 million in the three months ended September 30, 2003.  The principal causes of this increase included:

•            an increase in the amount of compensation costs as a result of inflation and hiring more financial aid administrators to service a greater number of new and continuing students; and

•            an increase in media advertising costs (17.3%) to promote new program offerings.

Student services and administrative expenses decreased to 27.7% of revenues in the three months ended September 30, 2004 compared to 29.3% of revenues in the three months ended September 30, 2003, primarily due to:

•            an increase in the amount of marketing costs deferred as a result of changes to the admission processing fee; and

•            certain fixed costs at our corporate headquarters that did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases.

We recorded an incremental charge of $8.0 million for legal costs associated with the Actions during the three months ended September 30, 2004.  In addition, we incurred $1.8 million of other non-legal investigation costs associated with the Actions during the three months ended September 30, 2004.  See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $4.1 million, or 16.3%, to $29.3 million in the three months ended September 30, 2004 from $25.2 million in the three months ended September 30, 2003.  The operating margin decreased to 18.6% of revenues in the three months ended September 30, 2004 from 18.8% in the three months ended September 30, 2003, primarily as a result of the $8.0 million of legal costs and $1.8 million of other non-legal investigation costs associated with the Actions.  Those costs more than offset the increase in operating margin generated as a result of:

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

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues increased $72.4 million, or 19.1%, to $450.6 million in the nine months ended September 30, 2004 from $378.2 million in the nine months ended September 30, 2003, primarily due to:

•            a 6.0% increase in tuition rates in March 2004;

•            a 13.6% increase in the total student enrollment at December 31, 2003 compared to December 31, 2002; and

•            a 19.0% increase in new student enrollment at our institutes in the nine months ended September 30, 2004 compared to the same period in 2003, which was primarily a result of:

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

Cost of educational services increased $19.0 million, or 9.1%, to $229.5 million in the nine months ended September 30, 2004 from $210.5 million in the nine months ended September 30, 2003. The principal causes of this increase included:

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

Cost of educational services as a percentage of revenues decreased to 50.9% in the nine months ended September 30, 2004 from 55.6% in the nine months ended September 30, 2003.  The primary causes of this decrease included:

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

Student services and administrative expenses increased $16.9 million, or 14.9%, to $130.3 million in the nine months ended September 30, 2004 from $113.4 million in the nine months ended September 30, 2003.  The principal causes of this increase included:

•            an increase in the amount of compensation costs as a result of inflation and hiring more financial aid administrators to service a greater number of new and continuing students; and

•            an increase in media advertising costs (20.3%).

Student services and administrative expenses decreased to 28.9% of revenues in the nine months ended September 30, 2004 compared to 30.0% of revenues in the nine months ended September 30, 2003, primarily due to:

•            an increase in the amount of marketing costs deferred as a result of changes to the admission processing fee; and

•            certain fixed costs at our corporate headquarters that did not increase proportionately with increases in our revenues resulting from increased student enrollment and tuition rate increases.

Special legal costs of $20.7 million were accrued in the nine months ended September 30, 2004 for our estimated legal costs associated with the Actions.  In addition, other non-legal investigation costs associated with the Actions of $4.4 million were incurred during the nine months ended September 30, 2004.  See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $11.4 million, or 20.9%, to $65.7 million in the nine months ended September 30, 2004 from $54.3 million in the nine months ended September 30, 2003.  The operating margin increased to 14.6% of revenues in the nine months ended September 30, 2004 from 14.4% in the nine months ended September 30, 2003, primarily as a result of:

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

The operating margin increase was partially offset by the $20.7 million special legal costs accrual and the $4.4 million of other investigation costs.

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

The following table sets forth the repurchase of outstanding shares of our common stock during the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Number of shares repurchased	—	—	—	1,078,000
Total cost of shares repurchased (in millions)	—	—	—	$28.7
Average cost per share	—	—	—	$26.65

All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares.  As of September 30, 2004, our existing repurchase authorization permits us to repurchase an additional 4.2 million shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Net cash provided by operating activities was $27.4 million in the three months ended September 30, 2004 compared to $27.8 million in the three months ended September 30, 2003.  Net cash provided by operating activities decreased $14.6 million to $77.3 million in the nine months ended September 30, 2004 compared to $91.9 million in the nine months ended September 30, 2003, primarily as a result of:

•             a large amount realized in the prior periods following the initial implementation of new cash management strategies; and

•             delays in completing student financial aid applications which resulted in a reduction in cash from deferred revenue and an increase in accounts receivable.

As of September 30, 2004, we had $140.1 million of investments that we plan to hold until maturity.  The maturity dates extend beyond one year for $3.3 million of those investments.

Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $26.0 million to $136.1 million at September 30, 2004 from $110.1 million at September 30, 2003.  This increase was primarily due to increased tuition revenue resulting from a greater number of students and higher tuition rates, and our students’ increased usage of supplemental private loans.

We purchased one facility for $3.8 million and two parcels of land for $3.0 million (on which we intend to build facilities) during the three months ended June 30, 2004.  We purchased two parcels of land for $1.8 million (on which we intend to build facilities) during the three months ended September 30, 2004.  We have agreed to purchase, for $2.2 million, two parcels of land in the three months ending December 31, 2004 on which we intend to build facilities.  We have agreed to purchase a facility for $4.6 million in late 2004 or early 2005.  We may purchase additional facilities during the remainder of 2004.  Capital expenditures were $6.1 million in the three months ended September 30, 2004 compared to $5.0 million in the three months ended September 30, 2003.  Capital expenditures were $16.1 million in the nine months ended September 30, 2004 compared to $11.1 million in the nine months ended September 30, 2003.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of September 30, 2004.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
				(In millions)
Operating Lease Obligations	$133.6	$26.1		$44.8	$34.9	$27.8
Purchase Obligations	6.7	5.7	(1)	1.0	—	—
Total	$140.3	$31.8		$45.8	$34.9	$27.8

(1)                                  Includes supplies and a $4.6 million real estate contract to purchase a facility containing one of our institutes that we expect to complete in late 2004 or early 2005.

Off-Balance Sheet Arrangements

As of September 30, 2004, we leased our non-owned facilities under operating lease agreements.  A majority of the operating leases contain renewal options that can be exercised after the initial lease term.  Renewal options are generally for periods of one to five years.  All operating leases will expire over the next 13 years and management expects that those leases will be renewed or replaced by other leases in the normal course of business, or that we will purchase the facilities represented by those leases or other facilities where we can operate our institutes.  There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us.  We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of September 30, 2004, the total face amount of those surety bonds was $11.3 million. We also have provided a $7.0 million irrevocable standby letter of credit to our insurer to secure our obligations under those surety bonds.  The letter of credit is collateralized by our investments.

Except for the operating lease agreements, the surety bonds and the standby letter of credit disclosed above, we do not have any off-balance sheet arrangements.

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

Item 4.    CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, we are responsible for establishing and maintaining adequate internal control over our financial reporting (“IC”) that is designed to provide reasonable assurances that our records are maintained in reasonable detail to accurately and fairly reflect transactions, our transactions are properly authorized, our assets are safeguarded against unauthorized or improper acquisition, use or disposition, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of our third fiscal quarter of 2004, we conducted an evaluation, under the framework of the Committee of Sponsoring Organizations of the Treadway Commission and the supervision (and with the participation) of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our DCP are effective.

There were no changes in our IC during our third fiscal quarter of 2004 that materially affected or are reasonably likely to materially affect our IC.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the third quarter of 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2004 through July 31, 2004	—	$—	—	4,216,300
August 1, 2004 through August 31, 2004	—	—	—	4,216,300
September 1, 2004 through September 30, 2004	—	—	—	4,216,300
Total	—	$—	—

(1)          On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”).  As of September 30, 2004, 4,216,300 shares remained to be repurchased under the 2002 Repurchase Program.  The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.  Unless earlier terminated by our Board of Directors, the 2002 Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 5.    OTHER INFORMATION.

In late June 2004, our independent registered public accounting firm completed its compliance attestation examination of the Title IV Programs in which we participated during 2003.  In connection with that effort, our independent registered public accounting firm re-issued its opinion with respect to our financial statements for the period ended December 31, 2003.

Item 6.    EXHIBITS.

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

Date: October 22, 2004

	By:	/s/ Kevin M. Modany
Kevin M. Modany
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

10.44	1999 Outside Directors Stock Option Plan – Form of Non-Qualified Stock Option Agreement

10.45	1997 ITT Educational Services, Inc. Incentive Stock Plan – Form of Nonqualified Stock Option Award Agreement

10.46	Seventh Amendment of ESI Pension Plan

11	Statement re Computation of Per Share Earnings

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2