Form 10-K
period 2004-12-31
ITT EDUCATIONAL SERVICES INC
filed 2005-03-15
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Yes  ☒      No  ☐

$1,723,418,237

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2004 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

46,114,797

Number of shares of Common Stock, $.01 par value, outstanding at February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2005	PART III

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2004

PART I

Item 1.           BUSINESS.

Forward-Looking Statements: All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify these statements by the use of words such as “could,” “should,” “would,” “may,”  “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance.  We cannot assure you that future developments affecting us will be those anticipated by our management.  Among the factors that could cause actual results to differ materially are the following:

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

•                  the effects of the U.S. Department of Justice (“DOJ”) investigation of us, which could result in monetary fines or penalties or other sanctions imposed on us (including our loss of eligibility to participate in student financial aid programs) that could materially adversely affect our financial condition and results of operations;

•                  the results of the U.S. Securities and Exchange Commission (“SEC”) inquiry into the allegations being investigated by the DOJ, which could result in the restatement of our financial statements, monetary fines or penalties or other sanctions that could materially adversely affect our financial condition and results of operations; and

•                  the results of the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, which, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

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

•                  The terms “ITT Technical Institute” or “institute” (in singular or plural form) refer to an individual school owned and operated by ITT/ESI, including its learning sites, if any. The terms “institution” or “campus group” (in singular or plural form) mean a main campus and its additional locations, branch campuses and/or learning sites, if any.

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

Overview

We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenue and student enrollment.  As of December 31, 2004, we were offering associate, bachelor and master degree programs and non-degree diploma programs to more than 40,000 students. We currently have 77 institutes located in 30 states. Each of our institutes is (a) authorized by the applicable education authorities of the states in which they operate and recruit and (b) accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of December 31, 2004, more than 99% of our program offerings were degree programs, and we were seeking authorization to award a degree in the remaining programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name, and our institutes have graduated over 185,000 students since 1976.

In 2004, we opened new institutes and began using learning sites.  A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus.  We plan to open three or four new institutes and add up to four new learning sites to existing institutes in the remainder of 2005.  In 2004, we developed several new residence and online bachelor and associate degree programs.  At the end of 2004, all of our residence associate degree and bachelor degree programs were being taught on a three-day-per-week class schedule or under our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others are taught online over the Internet (the “Hybrid Delivery Model”).  In 2004, we expanded the use of the Hybrid Delivery Model to most of our institutes.  In 2004, we also expanded our alliance with an international educator in China, pursuant to which more of our curricula are offered to students in China either by us through online programs offered over the Internet or by the international educator through residence programs under a license to use our curricula.  We intend to continue expanding by opening new institutes, adding learning sites to existing institutes, offering a broader range of both residence and online programs at our existing institutes and pursuing new and expanded alliances with both domestic and international educators.  We also intend to further expand our Hybrid Delivery Model by teaching more of the courses in each of our programs online over the Internet and fewer courses in residence on campus.

Business Strategy

Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to increase revenue and operating efficiencies by increasing the number and types of program offerings and student enrollment at existing institutes, opening new institutes across the United States, adding learning sites to existing institutes, licensing the use of our curricula to third parties and offering our curricula in international markets. The principal elements of this strategy include the following:

Enhance Results at the Institute Level.

Increase Enrollments at Existing Institutes.  We intend to increase recruiting efforts aimed at enrolling more working adults at our existing institutes. In addition, we believe that current demographic and employment trends will allow us to enroll a greater number of recent high school graduates.

Broaden Availability of Current Program Offerings. We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer multiple programs at each institute. Our 77 institutes provide significant potential for the introduction of existing programs to a broader number of institutes.  We believe that introducing new programs at existing institutes will attract more students. In 2004, we added a total of 164 program offerings among 41 existing institutes, and in 2005 we intend to add a total of approximately 76 program offerings among 29 existing institutes.

Develop or Acquire Additional Programs. We plan to introduce both residence and online programs in additional fields of study and at different levels.  In 2004, we developed:

•                  two new residence bachelor degree programs;

•                  two new online bachelor degree programs;

•                  three new residence associate degree programs; and

•                  three new online associate degree programs.

In 2005, we intend to increase the number of our institutions that offer the master, bachelor and associate degree programs developed in 2004.  We also intend to develop additional degree programs of study in 2005 and begin offering those programs at one or more of our institutes. The new degree programs are expected to involve disciplines in drafting and design, business or criminal justice, and be at the associate, bachelor and master degree levels.  We intend to develop both a residence and online version of many of the new programs planned for 2005, and we expect that most, if not all, of the residence versions of these programs will be taught under our Hybrid Delivery Model.  We believe that introducing new programs and making our programs more convenient for students can attract a broader base of students, motivate current students to extend their studies and help us improve the utilization of our facilities.

Extend Total Program Duration.  In 2004, we increased the number of our institutes that offer bachelor degree programs from 51 to 52.  In 2005, we intend to increase the number of our institutes that offer bachelor degree programs to 54.  The average combined total program time that graduates of one or more of our programs were enrolled has increased over time as a result of:

•                  a portion of the graduates of our associate degree programs enrolling in bachelor degree programs at our institutes;

•                  a decrease in the average number of credit hours taken each academic quarter by full-time students in our residence degree programs of study as a consequence of our conversion to a three-day-per-week class schedule (from a five-day-per-week class schedule) in those programs;

•                  the elimination of shorter, non-degree programs; and

•                  the increased duration of some of our associate degree programs from 18 months to 24 months.

We expect that the average combined total program time of our students will increase further as we increase the number of our institutes offering bachelor degree programs, we add additional bachelor degree programs at our institutes and we expand our online curricula offerings to include additional master degree programs.

Improve Student Outcomes. We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to those services.

Geographically Expand Our Institutes and Program Offerings.  We plan to add new institutes and new learning sites to existing institutes at locations throughout the United States. Using our proprietary methodology, we determine locations for new institutes and learning sites of existing institutes based on a number of factors, including demographics and population and employment growth. We opened four new institutes in 2002 and three new institutes in 2003.  In 2004, we opened two new institutes and added one learning site to our existing institutes.  We plan to open three or four new institutes and add up to four new learning sites to existing institutes in the remainder of 2005.  We will also continue to consider acquiring schools.  We currently offer at least one of our online bachelor degree programs in 47 states.  We intend to expand the number of our online programs offered in each state in 2005. We also expanded our alliance with an international educator in China in 2004, pursuant to which more of our curricula are offered to students in China either by us through online programs offered over the Internet or by the international educator through residence programs under a license to use our curricula.

Increase Margins By Leveraging Fixed Costs at Institute and Headquarters Levels.  Our efforts to optimize school capacity and class size have allowed us to increase student enrollment without incurring a proportionate increase in fixed costs at our institutes.  We believe that our online programs and Hybrid Delivery Model will help us to improve the utilization of our facilities by eliminating student usage of our facilities with respect to our online program offerings and reducing student usage of our facilities with respect to our Hybrid Delivery Model.  In addition, we have realized substantial operating efficiencies by centralizing management functions and implementing operational uniformity among our institutes.  We will continue to seek to improve margins by increasing enrollments and revenue without incurring a proportionate increase in fixed costs, and by reducing our variable costs.

Programs of Study

As of December 31, 2004, we were offering:

•                  17 degree programs and several diploma programs in various fields of study;

•                  programs involving information technology (“IT”), electronics technology and drafting and design at all of our institutes, except one;

•                  a program involving business at 50 of our institutes; and

•                  a program involving criminal justice at 40 of our institutes.

The table below sets forth information regarding the programs of study we were offering as of December 31, 2004.

	Number of Institutes Offering the Programs at December 31, 2004
	Master Degree		Bachelor Degree	Associate Degree	Diploma (1)
School of Business
Business Administration (2)	1	(3)	40	2	—
Business Accounting Technology (2)	—		40	2	—
Technical Project Management (2)	—		50	—	—
School of Criminal Justice
Criminal Justice (2)	—		38	2	—
School of Drafting and Design
Computer Drafting and Design	—		—	70	2
Digital Entertainment and Game Design	—		45	—	—
Industrial Design	—		3	—	—
Multimedia (4)	—		—	76	—
School of Electronics Technology
Computer and Electronics Engineering Technology	—		—	76	—
Electronics and Communications Engineering Technology	—		49	—	—
Industrial Automation Engineering Technology	—		6	—	—
School of Information Technology
Computer Network Systems (4)	—		—	77	—
Data Communication Systems Technology	—		48	—	—
Information Systems Security (2)	—		50	—	—
Software Applications and Programming (4)	—		—	74	2
Software Engineering Technology	—		45	—	—
Web Development (4)	—		—	74	2

(1)                                  We have submitted, or are in the process of submitting, the requisite applications to the applicable state education authorities for approval to offer the diploma programs identified in this column as associate degree programs at each of the affected ITT Technical Institutes.

(2)                                  Residence and online programs. Our institute in Indianapolis is the only institute that presently offers online programs.

(3)                                  Online program.

(4)                                  Depending on the location of the ITT Technical Institute, this program of study may have been approved by the applicable state education authority(ies) either as a separate program or as one of as many as four disciplines within one program of study.  For purposes of this table, this program is considered to be a separate program of study at every ITT Technical Institute where it was taught.

As of December 31, 2004, approximately 37% of our students were enrolled in IT programs, approximately 29% were enrolled in electronics technology programs, approximately 28% were enrolled in drafting and design programs, approximately 3% were enrolled in business programs and approximately 3% were enrolled in criminal justice programs.  We design our programs to help graduates prepare for careers in various fields involving their education by offering students a broad-based foundation in a variety of skills used in those fields.  Graduates of our IT programs have obtained a variety of entry-level positions in various fields involving IT, such as network administration, technical support, network technology and systems technology.  Graduates of our electronics technology programs have obtained a variety of entry-level positions in various fields involving electronics, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. Graduates of our drafting and design programs have obtained a variety of entry-level positions in various fields involving drafting and design, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design, landscape architecture and multimedia communications.  Graduates of our business programs are expected to obtain a variety of entry-level positions in various types of businesses involving the subject matter of their programs of study.  Graduates of our criminal justice programs are expected to obtain a variety of entry-level positions involving criminal justice in both the private and public sectors.

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year, with new students beginning at the start of each academic quarter. Students can complete our associate degree programs in eight academic quarters, bachelor degree programs in at least 12 academic quarters and master degree program in seven academic quarters. We typically offer classes in most residence programs in four to five hour sessions three days a week (or two days a week under the Hybrid Delivery Model with one course taught online over the Internet most academic quarters), Monday through Saturday.  Depending on student enrollment, class sessions are generally available in the morning, afternoon and evening. Each of our courses that is taught online over the Internet is delivered through an asynchronous learning network and has a prescribed schedule for completion of the coursework.  The class schedule for our residence courses and the coursework completion schedule for our online courses generally provide students with the flexibility to pursue employment opportunities concurrently with their studies. Based on student surveys, we believe that a substantial majority of our students work at least part-time during their programs of study.

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

Tuition for a student entering an undergraduate residence program in December 2004 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $13,248 for all of our undergraduate residence programs, except as adjusted in some states to reflect applicable taxes and fees.  We typically adjust the tuition for our programs of study at least annually.  The majority of students attending residence programs at our institutes lived in that institute’s metropolitan area prior to enrollment. We do not provide any student housing.

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

We centrally coordinate and develop our advertising. We direct our television advertising at both the national market and the local markets in which our institutes are located. Our television commercials generally include a toll free telephone number and a website address for direct responses and information about the location of our institutes in the area.  We place our Internet advertising on websites visited by different groups of potential postsecondary students. We centrally receive, track and forward responses to our television and Internet advertising to the appropriate institute representatives to contact prospective students and schedule interviews. We target our direct mail campaigns at different groups of potential postsecondary students, including, among others, high school students and working adults. We centrally receive, track and forward responses to direct mail campaigns to the appropriate institute representatives to contact prospective students and schedule interviews.

We employ a director of recruitment at each of our institutes, who reports to the director of that institute. We centrally establish recruiting policies and procedures, as well as standards for hiring and training sales representatives.  We implement these policies, procedures and standards at the local level.  We employ approximately 900 sales representatives to assist in local recruiting efforts.  These representatives perform most of their services in student recruitment offices located at the campus and any learning site of each of our institutes.  Our sales representatives, along with other employees, also make presentations to students at high schools. These presentations promote our institutes and obtain information about high school juniors and seniors who may be interested in attending our institutes.

Local sales representatives of an institute pursue expressions of interest from potential students for our residence programs of study by contacting prospective students and arranging for interviews at the campus or any learning site of that institute. We have designed these interviews to establish a prospective student’s qualifications, academic background, interests, motivation and goals for the future.  Occasionally, we also pursue expressions of interest from students for our residence programs of study by contacting them and arranging for their attendance at an informational seminar providing information about the institute and its programs.  We pursue expressions of interest from potential students for our online programs of study by providing program and resource information on our website and through telephone calls, electronic mail and the mail.

Student recruitment activities are subject to substantial regulation at both the state and federal level. Most states have bonding and licensing requirements that apply to many of our representatives and other employees involved in student recruitment. Our Vice President, Recruitment and the directors of field recruitment and training oversee the implementation of recruitment policies and procedures. In addition, our compliance department generally reviews student recruiting practices relating to student presentations and the execution and completion of enrollment agreements at each of our institutes on an annual basis.

Student Admission and Retention

We strive to admit incoming students who have the ability to complete their chosen programs of study. We require all applicants for admission to any of our institutes’ programs of study to have a high school diploma or a recognized equivalent and, depending on the program of study and the institute, applicants may also be required to pass an admission examination or possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution.  Our student demographics as of December 31, 2004, were as follows:

Student Demographics	Approximate Percent of Student Census
Age
19 or less	20%
20 through 24	39%
25 through 30	23%
31 or over	18%
Gender
Male	81%
Female	19%
Race
Caucasian	55%
Minority (1)	45%

(1)          Based on applicable federal classifications.

The faculty and staff at each of our institutes strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the students, they also have a negative regulatory, financial and marketing effect on the institute. To minimize student withdrawals, each of our institutes devotes staff resources to assist and advise students regarding academic and financial matters. We encourage academic advising and tutoring in the case of students experiencing academic difficulties. We also offer assistance and advice to students in our residence programs who are looking for part-time employment and housing. In addition, we consider factors relating to student retention in the performance evaluation of all of our instructors and most of the managers of our institutes.

In December 2002, we discontinued admitting new students at two of our ITT Technical Institutes: one in Hayward, California and the other in Santa Clara, California.  All formal operations at each of those two institutes finally ceased at the end of 2004, but we are continuing to provide career services to the graduates of the programs of study at those institutes.  The cessation of operations at those two institutes did not have a material adverse effect on our financial condition, results of operations or cash flows.

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 69% of the Employable Graduates (as defined below) from our institutes’ programs during 2003 obtained employment or were already employed by April 30, 2004 in positions that required the direct or indirect use of skills taught in their programs of study.  Employable Graduates include all of the graduates from our institutes, except for those graduates who:

•                  have been admitted into other programs of study at postsecondary educational institutions that are scheduled to begin within one academic year following their graduation;

•                  possessed visas that did not permit them to work in the United States following their graduation;

•                  were personally suffering from a health condition that prevented them from working;

•                  were actively engaged in U.S. military service; or

•                  moved out of the Continental United States with a spouse or parent who was actively engaged in U.S. military service.

The definition of Employable Graduates is based on the information that our institutes are required to report to their accrediting commission, and this information is used, in part, by their accrediting commission to evaluate the student outcomes of our institutes.

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

Based on information from graduates and employers who responded to our inquiries, we estimate that the reported annualized salaries initially following graduation averaged approximately $26,940 for the Employable Graduates of our institutes’ programs who graduated in 2003 and obtained employment or were already employed by April 30, 2004 in fields involving skills taught in their programs of study.  The calculation of this amount excludes any reported annualized initial salaries above $60,000.  The average annual salary initially following graduation for our Employable Graduates may vary significantly among our institutes depending on local employment conditions and each Employable Graduate’s background and prior work experience. Initial employers of Employable Graduates from our institutes’ programs include small, medium and large companies.

Faculty

We hire faculty members in accordance with criteria established by us, the accrediting commission that accredits our institutes and the state education authorities that regulate our institutes. We hire faculty with related work experience and/or academic credentials to teach most technical subjects. Faculty members at each institute typically include the chairperson for each school of study and various categories of instructors. Our institutes currently employ a total of approximately 1,200 full-time and 1,600 part-time or adjunct faculty members.

Administration and Employees

Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance, a dean and a registrar. We employ approximately 175 people at our corporate headquarters in Carmel, Indiana. We currently have approximately 3,800 full-time and 2,400 part-time employees at our institutes and corporate headquarters. In addition, we currently employ approximately 175 students as laboratory assistants and in other part-time positions. None of our employees are represented by labor unions.

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

•                  compliance/internal audit

In addition, national managers of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

•                  recruiting

•                  finance

•                  academic affairs

•                  career services

•                  library

Managers located at our headquarters monitor the operating results of each of our institutes and periodically conduct on-site reviews.

Competition

The postsecondary education market in the United States is highly fragmented and competitive with no private or public institution enjoying a significant market share. Our institutes compete for students with graduate, bachelor and associate degree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on:

•                  the quality and reliability of the institution’s programs and student services;

•                  the perceived reputation of the institution and its programs and student services;

•                  the cost of the institution’s programs;

•                  the employability of the institution’s graduates;

•                  the ability to provide easy and convenient access to the institution’s programs and courses;

•                  the quality and experience of the institution’s faculty; and

•                  the time required to complete the institution’s programs.

Certain public and private colleges may offer programs similar to those offered by our institutes at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit institutions. Other for-profit institutions offer programs that compete with those of our institutes. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do.

Federal and Other Financial Aid Programs

In 2004, we indirectly derived approximately 69% of our revenue determined on an accrual accounting basis (or 66% determined on a cash accounting basis as defined by the ED’s regulations) from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”).  Our institutes’ students also rely on unaffiliated private loan programs, family contributions, personal savings, employment, state financial aid programs, scholarships and other resources to pay their educational expenses. Students at our institutes receive grants, loans and other aid to fund the cost of their education under the following Title IV Programs:

•                  the Federal Family Education Loan (the “FFEL”) program, which accounted in aggregate for approximately 56% of our revenue in 2004;

•                  the Federal Pell Grant (the “Pell”) program, which accounted in aggregate for approximately 13% of our revenue in 2004;

•                  the William D. Ford Federal Direct Loan (the “FDL”) program, which accounted in aggregate for a negligible portion of our revenue in 2004;

•                  the Federal Work-Study (the “Work-Study”) program, which makes federal funds available to provide part-time employment to students and under which our institutes employed approximately 350 students and paid $1,885,315 in student wages in 2004; and

•                  the Federal Supplemental Educational Opportunity Grant (the “SEOG”) program, which accounted in aggregate for a negligible portion of our revenue in 2004.

The Work-Study and SEOG programs each require our institutions to make a 25% matching contribution for all of the federal funds the institution receives from the ED under those programs. In 2004, our 25% matching contribution amounted to $637,078 for the Work-Study program and $86,898 for the SEOG program.

In 2004, we indirectly derived approximately 3% of our revenue from state student financial aid programs.  In 2004, we also indirectly derived approximately 25% of our revenue from unaffiliated, private loan programs that were made available to eligible students at various ITT Technical Institutes to help fund a portion of the students’ cost of education. We have no financial responsibility with respect to any loans made to students or their parents under those programs, except for $976,000 of loans made in the mid-1990’s for which we have guaranteed repayment to the lender if the borrowers fail to pay. We have reserved $944,000 for our guarantee obligation with respect to those loans and, as a result, we do not believe that such guarantee will result in a material adverse effect on our financial condition, results of operations or cash flows.

Highly-Regulated Industry

We are subject to extensive regulation by the ED, the state education authorities (the “SEAs”) and the Accrediting Council for Independent Colleges and Schools (the “ACICS”) that accredits our institutes.  The statutes, regulations and standards applied by the ED, the SEAs and the ACICS are periodically revised and the interpretations of existing requirements are periodically modified.  We cannot predict with certainty how all of the statutes, regulations and standards applied by the ED, the SEAs and the ACICS will be interpreted.

At the federal level, the HEA and the regulations promulgated thereunder by the ED set forth numerous and complex standards that institutions must satisfy in order to participate in Title IV Programs.  To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate SEAs, be accredited by an accrediting commission recognized by the ED and be certified as an eligible institution by the ED.  The purpose of those standards is to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility.  All of our ITT Technical Institutes currently participate in Title IV Programs.  In 2004, we indirectly derived approximately 69% of our revenue determined on an accrual accounting basis (or 66% determined on a cash accounting basis as defined by the ED’s regulations) from Title IV Programs.  Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any.  Under the ED’s regulations, an additional location is any location away from the main campus that offers at least 50% of an entire educational program and obtains the necessary authorization of the applicable SEAs and accrediting commission.  Twenty-nine of our 77 institutes are main campuses and the remaining 48 of our institutes are additional locations.  Each of the learning sites of our institutes is also an additional location under the ED’s regulations.  The HEA standards require an institution to obtain and periodically renew its certification by the ED as an “eligible institution” that has been authorized by the relevant SEAs and accredited by an accrediting commission recognized by the ED.

At the state level, we currently operate one or more institutes in 30 states and our institutes recruit students in the remaining 20 states and the District of Columbia. Each of our institutes must be authorized by the applicable SEAs to operate and grant degrees or diplomas to their students.  The state laws and regulations that we must comply with in order to obtain authorization from the SEAs are numerous and complex.  Currently, each of our institutes has received authorization from one or more SEAs.  In addition, some states require an institute to be in operation for a period of up to two years before such institute can be authorized to grant degrees.  Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing institutes to the bachelor and/or master degree level requires the approval of the SEAs and the ACICS. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or to obtain authorization to operate in some states. If any one of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. Closing one of our institutes for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization.  All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the ED.  The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution’s success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement.  During 2004, the ACICS evaluated 44 of our institutes for initial grants of accreditation or the renewal of their current grants of accreditation.  As of the end of 2004, the ACICS had granted initial accreditation to two institutes, had reaccredited 29 institutes, and had deferred the decision on whether to reaccredit 13 institutes.  Under ACICS standards, deferring the decision on whether to reaccredit a school extends the school’s current grant of accreditation for a period of time to allow the school to address any items on which the ACICS seeks additional information from, or action by, the school.  None of our institutes is on probation with the ACICS, but 14 institutes are subject to graduate placement reporting by the ACICS. Under the ACICS standards, an institute that is subject to a financial or outcomes review (including graduate placement reporting) must periodically report its results in such areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish a branch campus or learning site.  We do not believe that these limitations will have a material adverse effect on our expansion plans.  The loss of accreditation by one of our existing institutes or the failure of a new institute to obtain full accreditation:

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

The statutes, regulations and standards applied by the ED, the SEAs and the ACICS cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition.  Those requirements also affect our ability to open or acquire additional institutes and learning sites, add new, or expand our existing, educational programs and change our corporate structure and ownership.  If our institutes failed to comply with any of the statutes, regulations or standards applied by the ED, the SEAs or the ACICS, those authorities could:

•                  impose monetary fines and/or penalties;

•                  terminate or limit our institutes’ operations and/or ability to grant degrees and diplomas;

•                  revoke or restrict our institutes’ accreditation;

•                  limit, terminate or suspend our institutes’ eligibility to participate in Title IV Programs or any state financial aid programs;

•                  require our institutes to repay Title IV Program funds and/or state financial aid;

•                  subject our institutes to heightened cash monitoring by the ED;

•                  transfer our institutes from the ED’s advance system of receiving Title IV Program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from the ED; and

•                  subject us or our institutes to other civil and criminal penalties.

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions upon us.  If the ED terminates an institution’s participation in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation.  If any sanction substantially limited our institutes’ participation in Title IV Programs or required the repayment of a substantial sum of Title IV Program funds that our institutes disbursed in prior years, we would be materially adversely affected, even if we could arrange or provide alternative financing sources or repay those funds.  If an institute lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending that institute, we would probably have to close that institute.

The internal audit function of our compliance department reviews our institutes’ compliance with Title IV Program requirements and conducts an annual compliance review of each of our institutes. The review addresses numerous compliance areas, including student tuition refunds and return of Title IV Program funds, student academic progress, student admission, graduate employment, student attendance, student financial aid applications, implementation of prior audit recommendations and a general review of student recruiting practices relating to student presentations and the execution and completion of enrollment agreements.  Each of our institutes’ administration of Title IV Program funds must also be audited annually by an independent accounting firm, and the resulting audit report must be submitted to the ED for review.

Due to the highly-regulated nature of the postsecondary education industry, we may be subject from time to time to audits, reviews, inquiries, investigations, claims of non-compliance or lawsuits by federal and state governmental agencies, the ACICS or third parties, which may allege violations of statutes, regulations or accreditation standards or common law causes of action (collectively, “Claims”).  If the results of any Claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, terminations, limitations, debarments, additional oversight and reporting, other civil and criminal penalties or other censure that could have a material adverse effect on our financial condition, results of operations and cash flows.  Even if we satisfactorily resolve the issues raised by a Claim, we may have to expend significant amounts of money and devote significant management resources, which could have a material adverse effect on our financial condition, results of operations and cash flows.  In particular, the DOJ investigation and resulting securities class action, shareholder derivative and books and records inspection lawsuits currently pending against us and certain of our current and former officers and directors have demanded significant management time and financial resources to resolve and defend and have had a material adverse effect on our financial condition.  Adverse publicity regarding any Claims could also negatively affect our business.

The following are some of the significant factors related to our highly-regulated industry:

Legislative Action. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years, and the last reauthorization occurred in October 1998.  The U.S. Congress began the process of reviewing and reauthorizing the HEA in 2003, a process that may be concluded in 2005.  There has been extensive discussion about various possible changes to the HEA, but we cannot predict what changes the U.S. Congress will ultimately make.  In addition, the U.S. Congress determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between the HEA reauthorizations.  Since a significant percentage of our revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Student Loan Defaults. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The ED calculates an institution’s cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year.  Each institution participating in the FFEL and/or FDL programs receives a FFEL/FDL cohort default rate for each federal fiscal year (i.e., October 1st through September 30th) based on defaulted FFEL and FDL program loans. An institution whose FFEL/FDL cohort default rate is: (a) 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years; or (b) greater than 40% for one federal fiscal year loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal this loss of eligibility.  During the pendency of any such appeal, the institution remains eligible to participate in the FFEL, FDL and Pell programs.  If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FFEL and FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups’ participation in the FFEL and/or FDL programs during the pendency of those appeals.

Our campus groups’ FFEL/FDL cohort default rates ranged from:

•                  4.5% to 17.5% for the 2000 federal fiscal year;

•                  4.9% to 12.7% for the 2001 federal fiscal year; and

•                  2.1% to 12.1% for the 2002 federal fiscal year, the most recent year for which the ED has published FFEL/FDL official cohort default rates.

Our campus groups’ FFEL/FDL preliminary cohort default rates ranged from 4.4% to 14.9% for the 2003 federal fiscal year, which preliminary rates were issued by the ED in February 2005.

If an institution’s FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the ED may place that institution on provisional certification status. A federal award year is July 1 through June 30.  Nineteen of our campus groups (consisting of 43 institutes) had a cohort default rate under the Federal Perkins Loan (the “Perkins”) program in excess of 15% for students who were scheduled to begin repayment in the 2001/2002 federal award year and went into default by June 30, 2003 (the most recent year for which the ED has published Perkins cohort default rates).  When all of the ITT Technical Institute campus groups were recertified by the ED to participate in Title IV Programs during 2003, the reason given by the ED for placing two of our campus groups (consisting of three institutes) on provisional certification was their Perkins cohort default rate.  We recently submitted to the ED our institutions’ Perkins cohort default rates for students scheduled to begin repayment in the 2002/2003 federal award year, but those rates have not yet been accepted or published by the ED.  Our reported data for that year show that 19 of our campus groups (consisting of 50 institutes) had a Perkins cohort default rate in excess of 15% for that year.  See “— Administrative Capability” and “— Eligibility and Certification Procedures.”  We no longer participate in the Perkins program.

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

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight.  We have calculated that our campus groups’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 2.9 in 2004 and 2.8 in 2003.  In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company, or any party related to the institution.  Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis based on our financial statements at the parent company level.  If the ED determines that an institution does not satisfy the ED’s financial responsibility standards, the institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year and, in some cases, agreeing to receive Title IV Program funds under an arrangement other than the ED’s standard advance funding arrangement while being provisionally certified.  Based on our current understanding of how the ED applies its financial responsibility standards, we do not believe that these standards will have a material adverse effect on our financial condition, results of operations or expansion plans.

Return of Funds for Withdrawn Students. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. The institution must return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.  If the excess funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED.  An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years.  No audit or review has found that any of our institutes was violating the ED’s standard on the timely return of unearned Title IV Program funds.  The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

The standards of most of the SEAs and the ACICS limit a student’s obligation for tuition and fees to an institution, if a student withdraws from the institution (the “Refund Policy”).  The specific standards vary among the SEAs.  Depending on when a student withdraws during an academic quarter and the applicable Refund Policy, in many instances the student remains obligated to the ITT Technical Institute for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy.  In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid.  We have arranged for unaffiliated private funding sources to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw.  We believe that other unaffiliated private funding sources would also be willing to make these types of loans available to our students, but we cannot assure you of this.  If these types of loans were unavailable, we could be unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by the Title IV Program funds that were returned, which could have a material adverse effect on our results of operations and cash flows.

The “90/10” Rule. Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. For our 2004 fiscal year, none of our campus groups derived more than approximately 75% of its revenue on a cash accounting basis from Title IV Programs, with a range from approximately 58% to approximately 75%.  We regularly monitor compliance with this requirement to minimize the risk that any of our campus groups would derive more than the maximum allowable percentage of its applicable revenue from Title IV Programs for any fiscal year.  If a campus group appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule.

Restrictions on Distance Education Programs.  The HEA and its implementing regulations provide for differing restrictions on the number of course offerings and students that can be enrolled via distance education (including courses offered online over the Internet), depending on the nature of the institution’s program offerings.  The ED’s regulations state that an institution is not eligible to participate in Title IV Programs, if more than 50% of its courses are offered through correspondence, which is defined to include courses taught through telecommunications, such as distance education courses in certain circumstances.  The number of students enrolled in courses offered through distance education at our institutions will not impact an institution’s eligibility to participate in Title IV Programs, so long as the institution offers more residence courses than distance education courses during a federal award year.  For the 2003/2004 federal award year, none of our institutions offered more than 28% of their courses through distance education.

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

One standard that applies to programs with the stated objective of preparing students for employment requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment.  Other standards provide that an institution lacks administrative capability if its FFEL/FDL cohort default rate equals or exceeds 25% for any of the three most recent federal fiscal years for which such rates have been published, or if its Perkins cohort default rate exceeds 15% for any federal award year.  If an institution’s administrative capability is impaired solely because its FFEL/FDL and/or Perkins cohort default rates exceed the percentages specified above, the institution can continue to participate in Title IV Programs, but the ED may place the institution on provisional certification.

Nineteen of our campus groups (consisting of 43 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been published. When all of the ITT Technical Institute campus groups were recertified by the ED to participate in Title IV Programs during 2003, the reason given by the ED for placing two of our campus groups (consisting of three institutes) on provisional certification was their Perkins cohort default rate. See “— Student Loan Defaults” and “— Eligibility and Certification Procedures.”  We no longer participate in the Perkins program.

Compensation of Recruitment, Admission and Financial Aid Employees.  The HEA prohibits an institution that participates in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds.  Prior to November 2002, the ED’s regulations implementing this provision of the HEA repeated almost verbatim the language of the HEA, and the ED’s interpretations of this provision were inconsistent and generally not publicly disseminated.  In November 2002, after re-examining Congress’ original intent and purposes in enacting this HEA provision, the ED revised its regulations to clarify its interpretation of this provision and set forth 12 types of activities and payment arrangements that an institution may carry out without violating this provision (the “Safe Harbors”).  One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid.  Prior to the ED’s revision of its regulations in November 2002, we believe that we compensated our employees involved in student recruitment, admissions, enrollment or financial aid in accordance with this Safe Harbor.  Subsequent to the ED’s revision of its regulations in November 2002, we believe that we have compensated the applicable employees in accordance with this Safe Harbor and other Safe Harbors, but the ED has stated that it will no longer review and approve individual schools’ compensation plans.

Additional Locations and Programs. Our expansion plans assume we will be able to continue to obtain the necessary ED, ACICS and SEA approvals to establish new institutes, add learning sites to our existing institutes and expand the program offerings at our existing institutes. From 2002 through 2004, we established nine new institutes and one learning site, all of which are participating in Title IV Programs, and added 469 programs at our existing institutes.  Each of the institutes and learning sites added from 2002 through 2004 constitutes an additional location under the ED’s regulations.

The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location and receives all of the necessary SEA and accrediting commission approvals for that location, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless the institution will offer at least 50% of an entire educational program at that location and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

•                  the institution is provisionally certified to participate in Title IV Programs (See “— Eligibility and Certification Procedures”);

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

The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. Generally, an institution that is eligible to participate in Title IV Programs may add a new educational program without the ED’s approval, if that new program: (a) leads to an associate level or higher degree and the institution already offers programs at that level; or (b) prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements.  Otherwise, the institution must obtain the ED’s approval before it may disburse Title IV Program funds to students enrolled in the new program.  If an institution erroneously determines that a new educational program is eligible for Title IV Program funding, the institution would likely be liable for repayment of the Title IV Program funds provided to students in that educational program.  Based on our current understanding of how the ED regulations will be applied, we do not believe that these limitations will have a material adverse effect on our expansion plans.

The ACICS accreditation standards generally permit an institution’s main campus to establish branch campuses, and both the institution’s main campus and branch campuses to establish learning sites.  Our institutes that are treated as branch campuses under the ACICS accreditation standards are treated as additional locations of the main campus under the ED’s regulations.  Any locations of one of our main or branch campuses that are located away from the main or branch campus are treated as learning sites of that main or branch campus under the ACICS accreditation standards, but the ED’s regulations treat each learning site as an additional location of the main campus.  The process of obtaining any required ACICS authorizations can also delay our opening new institutes, adding learning sites or offering new programs.  In certain circumstances, the ACICS standards may limit our ability to establish branch campuses and learning sites and expand the programs offered at an institute, which could have a material adverse effect on our expansion plans.

The laws and regulations in most of the states in which our institutes are located treat each of our institutes as a separate, unaffiliated institution and do not distinguish between main campuses and additional locations or branch campuses, although many states recognize other institute locations within the state where educational activities are conducted and/or student services are provided as learning sites, teaching sites, satellite campuses, or otherwise.  In some states, the requirements to obtain state authorization limit our ability to establish new institutes, add learning sites and offer new programs. The process of obtaining any required state authorizations can also delay our opening new institutes, adding learning sites or offering new programs. In certain circumstances, the state laws and regulations in effect in the states where we are located or anticipate establishing a new location may limit our ability to establish new institutes and learning sites and expand the programs offered at an institute, which could have a material adverse effect on our expansion plans.

Eligibility and Certification Procedures. The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification.  The current ED certifications of our institutes range from three years to six years and expire over the period from March 31, 2006 to September 30, 2009.

The ED may place an institution on provisional certification for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the ED may renew the institution’s provisional certification. The ED may revoke an institution’s provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements.  If the ED revokes an institution’s provisional certification, the institution may not apply for reinstatement of its eligibility to participate in Title IV Programs for at least 18 months.  If the ED does not recertify the institution following the expiration of its provisional certification, the institution loses eligibility to participate in Title IV Programs until the institution reapplies to participate and the ED certifies the institution to participate. The ED may also more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.  During 2003, two of our campus groups (consisting of three institutes) were provisionally certified to participate in Title IV Programs, because their Perkins cohort default rate exceeded 30%.  We no longer participate in the Perkins program and our students have not received any loans under the Perkins program since 2001.

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

Predominant Use of One Lender and One Guaranty Agency.  Our students have traditionally received their FFEL program loans from a limited number of lending institutions.  For example, in our 2004 fiscal year, one lender provided approximately 97% of the FFEL program loans that our students received and one student loan guaranty agency guaranteed almost 100% of the FFEL program loans made to our students.  We do not believe that either our primary lender or our primary guaranty agency intends to withdraw from the student loan field or reduce the volume of loans it makes or guarantees in the near future.  If FFEL program loans by our primary lender or guarantees of those loans by our primary guaranty agency were significantly reduced or no longer available, we believe that we would be able to identify other lenders and guaranty agencies to make and guarantee those loans for our students, because the student loan industry is highly competitive and we are frequently approached by other lenders and guaranty agencies seeking our business.  If we were unable to timely identify other lenders and guaranty agencies to make and guarantee FFEL program loans for our students, that could delay our students’ receipt of their loans, increase our receivables, cause our student population to decrease and have a material adverse effect on our financial condition, results of operations and cash flows.

Change in Control.  The ED, the ACICS and most of the SEAs have laws, regulations and/or standards (collectively “Regulations”) pertaining to the change in ownership and/or control (collectively “change in control”) of institutions, but those Regulations do not uniformly define what constitutes a change in control. The ED’s Regulations describe some transactions that constitute a change in control, including the transfer of a controlling interest in the voting stock of an institution or the consolidated corporation of which the institution is a part.  Under the ED’s Regulations, a change in control of a publicly traded corporation, such as us, occurs when: (a) there is an event that obligates the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control; or (b) the corporation has a shareholder that owns or controls at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own or control at least 25% of such stock or ceases to be the largest shareholder, but this measure does not include a shareholder whose sole ownership of the corporation’s voting stock is held as a U.S. institutional investor, in mutual funds, through a profit-sharing plan or in an Employee Stock Ownership Plan. Most of the SEAs include the sale of a controlling interest of common stock in the definition of a change in control. The ACICS defines a change in control of a publicly traded corporation to include, among other things:

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

When a change in control occurs under the ED’s Regulations, an institution’s eligibility to continue to participate in Title IV Programs is subject to review and the institution could lose its eligibility, with the result that the institution would no longer be able to authorize or, with limited exceptions, disburse Title IV Program funds to its students.  If an institution timely submits a materially complete application following a change in control, the ED may provisionally certify the institution for a temporary period following a change in control, pending a review by the ED to determine whether to reinstate the institution’s participation in Title IV Programs.  The ED’s determination depends on whether the institution, under its new ownership and control, complies with specified ED requirements for institutional eligibility.  Following a change in control of an institution, the ED may also impose restrictions on the growth of that institution, including expansion through new additional locations or new programs of study.

The ACICS will not reaccredit an institution following a change in control until the institution submits an application for reaccreditation, which requires documentation that the institution has been reauthorized or continues to be authorized by the appropriate SEA or SEAs. The ACICS standards provide that, generally within five business days after an institution documents that it has been reauthorized or continues to be authorized by the appropriate SEA or SEAs following a change in control, the ACICS will determine whether to temporarily reinstate the institution’s accreditation for an undefined period to allow for the completion and review of the application.

Many of the SEAs require that a change in control of an institution be approved before it occurs in order for the institution to maintain its SEA authorization. Other SEAs will only review a change in control of an institution after it occurs.

A change in control could occur as a result of future transactions in which we or our institutes are involved, such as some corporate reorganizations and some changes in our board of directors.  If a future transaction results in a change in control of us or our institutes, we believe that we would be able to obtain all necessary approvals from the ED, the SEAs and the ACICS. We cannot assure you, however, that all such approvals could be obtained, or could be obtained in a timely manner that would not delay the availability of Title IV Program funds, prevent some students from receiving Title IV Program funds or include limitations that could restrict our growth and expansion plans.  A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes:

•                  failed to timely obtain the approvals of the SEAs required prior to or following a change in control;

•                  failed to timely regain accreditation by the ACICS or have their accreditation temporarily continued or reinstated by the ACICS;

•                  failed to timely regain eligibility to participate in Title IV Programs from the ED or receive temporary certification to continue to participate in Title IV Programs pending further review by the ED; or

•                  were subjected by the ED to restrictions that severely limited for a substantial period of time the number of new additional locations and/or new programs of study that are eligible to participate in Title IV Programs.

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

We also make the following materials available free of charge through our website at www.ittesi.com:

•                  our Corporate Governance Guidelines;

•                  the charter for each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and

•                  our Code of Business Conduct and Ethics (“Code”).

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•                  our annual report on Form 10-K for the year ended December 31, 2004, excluding certain of its exhibits;

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

Risk Factors

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock.  This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act (and Section 21E of the Exchange Act).  Those forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.  All statements which are not statements of historical fact are intended to be forward-looking statements.  The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors.  Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2005 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

Risks Related to Our Highly-Regulated Industry.

Failure of our institutes to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our institutes.  In 2004, we indirectly derived approximately 69% of our revenue determined on an accrual accounting basis (or 66% determined on a cash accounting basis as defined by the ED regulations) from Title IV Programs.  To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate SEAs, be accredited by an accrediting commission recognized by the ED and be certified as an eligible institution by the ED.  As a result, our institutes are subject to extensive regulation by the ED, the SEAs and the ACICS, which is an accrediting commission recognized by the ED.  These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, financial operations and financial condition, student recruitment, opening of new institutes and learning sites, changes in corporate structure and ownership, and many administrative procedures.  Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations.  Under the ED’s definition, we have 29 such institutions.  We currently operate one or more institutes in 30 states and our institutes recruit students in the remaining 20 states.  The ED, the SEAs and the ACICS periodically revise their requirements and modify their interpretations of existing requirements.  We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether all of our institutes will be able to comply with all of the requirements in the future.

If our institutes were to fail to comply with any of these regulatory requirements, these agencies could:

•                  impose monetary fines or penalties;

•                  require the repayment of funds received under Title IV Programs or state financial aid programs;

•                  place restrictions on our institutes’ receipt of Title IV Program funds;

•                  limit or terminate our institutes’ operations or ability to grant degrees and diplomas;

•                  restrict or revoke our institutes’ accreditation;

•                  limit or terminate our institutes’ eligibility to participate in Title IV Programs or state financial aid programs; or

•                  subject us or our institutes to other civil or criminal penalties.

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us.  If any of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute.  If any of our institutes lost its accreditation, it would lose its eligibility to participate in Title IV Programs.  If any of our institutes lost its eligibility to participate in Title IV Programs, and we could not arrange for alternative financing sources for the students attending that institute, we could be forced to close the institute.  Closing any of our institutes could have a material adverse effect on our financial condition, results of operations and cash flows.  See “— Highly-Regulated Industry.”

The following are some of the specific risk factors related to our highly-regulated industry:

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs, and annually determine the funding level for each Title IV Program.  Congress began the process of reviewing and reauthorizing the HEA in 2003 and may conclude the process in 2005, which will likely result in numerous changes to the law.  Any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition or results of operations. Congressional action may also require us to modify our practices in ways that could result in our administrative costs increasing and our profit margin decreasing, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If one of our institutes lost its eligibility to participate in Title IV Programs, or if Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange for alternative sources of financial aid for that institute’s students.  We cannot assure you that one or more private organizations would be willing to provide loans to students attending one of our institutes, or that the interest rate and other terms of such loans would be as favorable as for Title IV Program loans. In addition, the private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.  See “— Highly-Regulated Industry — Legislative Action.”

One or more of our institutes may lose their eligibility to participate in Title IV Programs, if their student loan default rates are too high. An institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which its students default on their federal student loans exceed specified percentages.  An institution whose FFEL/FDL cohort default rate is: (a) 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years; or (b) greater than 40% for one federal fiscal year loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.  If any of our campus groups lost its eligibility to participate in FFEL, FDL and Pell programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition and results of operations.  See “— Highly-Regulated Industry — Student Loan Defaults.”

We may be required to post a letter of credit or accept other limitations in order to continue our institutes’ participation in Title IV Programs, if we or our institutes do not meet the ED’s financial responsibility standards. To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by the ED.  The most significant measurement is the institution’s composite score that can range from a negative 1.0 reflecting financial weakness to a positive 3.0 reflecting financial strength.  The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight.  Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis based on our financial statements at the parent company level.  If the ED determines that an institution does not satisfy the ED’s financial responsibility standards, the institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year and, in some cases, agreeing to receive Title IV Program funds under an arrangement other than the ED’s standard advance funding arrangement while being provisionally certified.  See “— Highly-Regulated Industry — Financial Responsibility Standards.”

One or more of our institutes may have to post a letter of credit or be subject to other sanctions, if they do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study. A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that was disbursed to students who withdrew from their educational programs before completing them, and must return those unearned funds in a timely manner, generally within 30 days of the date the school determines that the student has withdrawn.  If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED.  An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years.  The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.  See “— Highly-Regulated Industry — Return of Funds for Withdrawn Students.”

One or more of our institutes may lose their eligibility to participate in Title IV Programs, if the percentage of their revenue derived from those programs is too high. A for-profit institution loses its eligibility to participate in Title IV Programs if, on a cash accounting basis, it derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. If one of our campus groups exceeded this threshold but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility.  If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition, results of operations and cash flows.  See “— Highly-Regulated Industry — The ‘90/10’ Rule.”

One or more of our institutes may lose their eligibility to participate in Title IV Programs, if the institute teaches too many of its courses through distance education.  An institution loses its eligibility to participate in Title IV Programs if more than 50% of its courses are offered through correspondence, which is defined to include courses taught through telecommunications, such as distance education courses offered online over the Internet.  If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition, results of operations and cash flows.  See “— Highly-Regulated Industry — Restrictions on Distance Education Programs.”

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities.  An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds.  The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances.  If the ED determined that an institution’s compensation practices violated these standards, the ED could subject the institution to monetary fines or penalties or other sanctions.  Any substantial fine or penalty or other sanction could have a material adverse effect on our financial condition, results of operations and cash flows.  See “— Highly-Regulated Industry — Compensation of Recruitment, Admission and Financial Aid Employees.”

We cannot open new institutes or learning sites or offer new programs if they are not timely approved by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs if we do not obtain prior approval. An institution must obtain approvals from the ED, the ACICS and the relevant SEAs to establish new institutes and, in some cases, to add new learning sites for existing institutes and to expand program offerings.  The requirements of the ACICS and some SEAs limit our ability to establish new institutes, add learning sites and offer new programs.  If we established a new institute, added a new learning site or expanded program offerings at any institute without obtaining the required approvals, we could be required to repay any Title IV Program funds received by students at that institute or site or in that program, and could be subject to other sanctions.  Our expansion plans assume that we will be able to continue to obtain the necessary approvals in a timely manner.  If we are unable to obtain the approvals from the ED, the ACICS or the relevant SEAs for any new institutes, learning sites or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to open the new institutes, add the new learning sites or offer the new programs as planned would be impaired, which could have a material adverse effect on our financial condition, results of operations and cash flows. See “— Highly-Regulated Industry — Additional Locations and Programs.”

A high percentage of the Title IV Program loans that our students receive are made by one lender and guaranteed by one guaranty agency.  In our 2004 fiscal year, one lender provided approximately 97% of the FFEL program loans that our students received and one student loan guaranty agency guaranteed almost 100% of the FFEL program loans made to our students.  If FFEL program loans by our primary lender or guarantees of those loans by our primary guaranty agency were significantly reduced or no longer available and we were unable to timely identify other lenders and guaranty agencies to make and guarantee FFEL program loans for our students, that could delay our students’ receipt of their loans, increase our receivables, cause our student population to decrease and have a material adverse effect on our financial condition, results of operations and cash flows.  See “— Highly-Regulated Industry — Predominant Use of One Lender and One Guaranty Agency.”

The ability of the affected institutes to participate in Title IV Programs or operate may be impaired, if regulators do not timely approve a change in control of us or any of our institutes.  The ED, the ACICS and most of the SEAs have requirements pertaining to the change in control of institutions, but those requirements do not uniformly define what constitutes a change in control and are subject to varying interpretations as to whether a particular transaction constitutes a change in control. If we or any of our institutes experience a change in control under the standards of the ED, the ACICS or any of the SEAs, we or the affected institutes must seek the approval of the relevant regulatory agencies.  Transactions or events that constitute a change in control for one or more of our regulatory agencies include the acquisition of a school from another entity, significant acquisitions or dispositions of our common stock and significant changes to the composition of our Board of Directors.  Some of these transactions or events may be beyond our control.  Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the ED, the ACICS or any of the SEAs in states in which our institutes are located could impair our ability or the ability of the affected institutes to participate in Title IV Programs.  Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the SEA in any state in which we do not have an institute but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval.  If we had a change in control and a material number of our institutes failed to obtain the required approvals of the SEAs, the ACICS or the ED in a timely manner, that could have a material adverse effect on our financial condition, results of operations and cash flows.  See “— Highly-Regulated Industry — Change in Control.”

Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions.  Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, present and former students and employees, shareholders and other third parties, which may allege violations of any of the regulatory requirements applicable to us and our institutes.  If the results of any such claims or actions are unfavorable to us, we may be required to pay money damages or be subject to fines, operational limitations, loss of federal or state funding, injunctions, additional oversight and reporting or other civil and criminal penalties.  Those penalties could have a material adverse effect on our financial condition, results of operations and cash flows.  Even if we satisfactorily resolve the issues raised by any such claims or actions, we may have to expend significant financial and management resources from our ongoing business operations to address and defend those claims or actions, which could have a material adverse effect on our financial condition, results of operations and cash flows.  In particular, the DOJ investigation and the securities class action, shareholder derivative and books and records inspection lawsuits currently pending against us and certain of our current and former officers and directors have demanded significant management time and financial resources to defend and resolve, and have had a material adverse effect on our financial condition and results of operations.  Adverse publicity regarding such claims and actions could also negatively affect our business.  See “— Highly-Regulated Industry.”

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price.  Our operations and the operations of a number of other companies in the postsecondary education industry have been subject to intense regulatory scrutiny, especially over the last year.  In some cases, allegations of wrongdoing have resulted in reviews or investigations by the DOJ, the SEC, the ED, the SEAs or other state agencies.  These allegations, reviews and investigations of us and other companies and the accompanying adverse publicity could have a negative impact on our industry as a whole and on our stock price.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population.  A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas.  Some of those states provide financial aid to our students, such as California, Florida, Ohio, Pennsylvania and New York.  Some of those states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any of those reductions may be or how long they could last.  If the level of state funding for our students decreased and our students were not able to secure alternative sources of funding, our student population could be reduced, which could have a material adverse effect on our results of operations.

Risks Related to Our Business.

If we fail to effectively identify, establish and operate new institutes and learning sites, our growth may be slowed and our profitability may be impaired.  As part of our business strategy, we anticipate opening and operating new institutes and new learning sites to existing institutes at locations throughout the United States.  Establishing new institutes and learning sites poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of existing institutes.  To open a new institute or learning site, we would be required to obtain the appropriate approvals from the SEAs and ACICS, which may be conditioned or delayed in a manner that could significantly affect our growth plans.  In addition, to be eligible to participate in Title IV Programs, a new institute or learning site may have to be certified by the ED.  We cannot be sure that we will be able to identify suitable expansion opportunities to help maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new institutes or learning sites.  Any failure by us to effectively identify, establish and manage the operations of newly established institutes or learning sites could slow our growth and make any newly established institutes or learning sites more costly to operate than we had planned and have a material adverse effect on our results of operations.  See “— Business Strategy — Geographically Expand Our Institutes and Program Offerings.”

Our success depends, in part, on our ability to effectively identify, develop, obtain approval to offer and teach new and/or higher-level degree programs in a cost-effective and timely manner.  Part of our business strategy also includes increasing the number and level of degree programs offered at our institutes.  Developing and offering new degree programs pose challenges and require us to make investments in research and development, management and capital expenditures, to incur marketing and advertising expenses and to devote other resources that are in addition to, and in some cases greater than, those associated with our current program offerings.  In order to offer new and higher-level degree programs at our institutes, we would be required to obtain the appropriate approvals from the ED, the SEAs, the ACICS and, in certain circumstances, specialized programmatic accrediting agencies, which may be conditioned or delayed in a manner that could significantly affect our growth plans.  We cannot be sure that we will be able to identify new programs to help maintain or accelerate our current growth rate, that we will be able to obtain the requisite approvals to offer new and/or higher-level degree programs at our institutes or that students will enroll in any new and/or higher-level degree programs that we develop, obtain approval for and offer at our institutes.  Any failure by us to effectively identify, develop, obtain approval to offer and teach new and/or higher-level degree programs at our institutes could slow our growth and have a material adverse effect on our results of operations.  See “— Business Strategy — Enhance Results at the Institute Level.”

Our success depends, in part, on our ability to keep pace with changing market needs and technology.  Increasingly, prospective employers of our graduates demand that their entry-level employees possess appropriate technical skills and also appropriate soft skills, such as communication, critical thinking and teamwork skills.  These skills can evolve rapidly in a changing economic and technological environment.  Accordingly, it is important for our programs to evolve in response to those economic and technological changes.  The expansion of our existing programs and the development of new programs may not be accepted by prospective students or the employers of our graduates.  Even if we are able to develop acceptable new programs, we may not be able to begin offering these new programs as quickly as required by the employers we serve or as quickly as our competitors offer similar programs.  If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired and the rates at which our graduates obtain jobs involving their fields of study could suffer.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our programs among high school graduates and working adults.  The awareness of our programs among high school graduates and working adults is important to the success of our institutes.  If we were unable to successfully market or advertise our programs, our ability to attract and enroll prospective students in our programs would be adversely affected and, consequently, our ability to increase revenue or maintain profitability would be impaired.  The following are some of the factors that could prevent us from successfully marketing or advertising our programs:

•                  student dissatisfaction with our programs and services;

•                  employer dissatisfaction with our programs and services;

•                  diminished access to high school students; and

•                  our failure to maintain or expand our brand or other factors related to our marketing or advertising practices.

A significant percentage of private student loans received by our students are made by one lender and serviced by one loan servicer.  In 2004, we indirectly derived approximately 25% of our revenue from unaffiliated, private loan programs that were made available to eligible students at our institutes to help fund a portion of the students’ cost of education. These private loan programs are offered by one lender and serviced by one loan servicer. If the lender or loan servicer ended the programs or reduced the volume of loans made or serviced under the programs in the near future and we were unable to timely identify other lenders and loan servicers to make and service private loans for our students and their parents on similar terms, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our loss of key personnel could harm our business.  Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers.  Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school administrators and corporate management.  We face competition in the attraction and retention of personnel who possess the skill sets that we seek.  In addition, key personnel may leave us and subsequently compete against us.  Furthermore, we do not currently carry “key man” life insurance.  The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

In order to support revenue growth, we need to hire, retain, develop and train our sales representatives, who are our employees dedicated to student recruitment.  Our ability to develop a strong team of sales representatives may be affected by a number of factors, including:

•                  our ability to timely and effectively train and motivate our sales representatives in order for them to become productive;

•                  restrictions on the method of compensating sales representatives imposed by regulatory bodies;

•                  the competition we face from other companies in hiring and retaining sales representatives;

•                  our ability to attract enough prospective students to our program offerings; and

•                  our ability to effectively manage a multi-location educational organization.

If we are unable to hire, retain, develop and train our sales representatives, the effectiveness of our student recruiting efforts would be adversely affected.

Competition could decrease our market share, cause us to reduce tuition or force us to increase spending.  The postsecondary education market in the United States is highly fragmented and competitive with no private or public institution enjoying a significant market share. Our institutes compete for students with graduate, bachelor and associate degree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on:

•                  the quality and reliability of the institution’s programs and student services;

•                  the perceived reputation of the institution and its programs and student services;

•                  the cost of the institution’s programs;

•                  the employability of the institution’s graduates;

•                  the ability to provide easy and convenient access to the institution’s programs and courses;

•                  the quality and experience of the institution’s faculty; and

•                  the time required to complete the institution’s programs.

Certain public and private colleges offer programs similar to those offered by our institutes at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit institutions. Other for-profit institutions offer programs that compete with those of our institutes. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do.  All of these factors could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively.

We may be required to reduce tuition or increase spending in response to competition in order to retain or attract students or pursue new market opportunities.  As a result, our financial condition, results of operations and cash flows may be negatively affected.  We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our business, financial condition, results of operations or cash flows.

High interest rates could adversely affect our ability to attract and retain students.  Interest rates have reached historical lows in recent years, creating a favorable borrowing environment for our students.  Much of the financing our students receive is tied to floating interest rates.  Therefore, any future increase in interest rates will result in a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our institutes and in our revenue.  Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program and private loans.  High default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs and/or the willingness of private lenders to make private loan programs available to our students, which could result in a reduction in the number of students attending our institutes.

Our quarterly results of operations are likely to fluctuate based on our seasonal student enrollment patterns.  In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons.  Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year.  Our quarterly results of operations have tended to fluctuate as a result of seasonal variations in our business, principally due to changes in our total student population.  Our student population varies as a result of new student enrollments, graduations and student attrition.  Historically, our revenue in our third and fourth fiscal quarters has generally benefited from increased student matriculations.  The number of new students entering our institutes tends to be substantially higher in June and September, because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. Our institutes’ academic schedule generally does not affect our incurrence of most of our costs, however, and our costs do not fluctuate significantly on a quarterly basis.  We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns.  These patterns may change, however, as a result of new institute openings, new program offerings and increased enrollment of adult students.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Variations in Quarterly Results of Operations.”

Terrorist attacks and other acts of violence or war could have an adverse effect on our operations.  Terrorist attacks and other acts of violence or war could disrupt our operations.  Attacks or armed conflicts that directly impact our physical facilities or ability to recruit and retain students could adversely affect our ability to deliver our programs of study to our students and, thereby, impair our ability to achieve our financial and operational goals.  Furthermore, violent acts and threats of future attacks could adversely affect the U.S. and world economies.  Finally, future terrorist acts could cause the United States to enter into a wider armed conflict that could further impact our operations and result in prospective students, as well as our current students and employees, entering military service.  These factors could cause significant declines in the number of students who attend our institutes and have a material adverse effect on our results of operations.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult.  Certain provisions of Delaware law, our Restated Certificate of Incorporation and our By-Laws could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of us.  These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.  These provisions of Delaware law, our Restated Certificate of Incorporation and our By-Laws may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change in control of us (including unsolicited takeover attempts), even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.  Certain of these provisions authorize us to issue “blank check” preferred stock, divide our Board of Directors into three classes expiring in rotation, require advance notice for stockholder proposals and nominations, prohibit stockholders from calling a special meeting and prohibit stockholder action by written consent.  These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of us.

If we are unable to conclude successfully the litigation, governmental investigations and inquiries pending against us, our business, financial condition and results of operations could continue to be adversely affected.  We are subject to an investigation by the DOJ.  Although no formal charges have been filed, we believe that the DOJ is investigating claims alleging, among other matters, falsification of records relating to student attendance, grades and academic progress and graduate job placement statistics, and fraudulent misrepresentations regarding the transferability of credits, graduation rates and graduates’ salaries.  The costs that we have incurred in connection with the DOJ investigation have had a material adverse effect on our financial condition and results of operations, and we cannot assure you that the ultimate outcome of the DOJ investigation will not have a further material adverse effect on our financial condition and results of operations.

The SEC has also initiated an inquiry into the allegations being investigated by the DOJ as described in the preceding paragraph.  We cannot assure you that the ultimate outcome of the SEC inquiry will not have a material adverse effect on our financial condition or results of operations.

In addition, the Office of the Attorney General for the State of California (“CAG”) is investigating our ITT Technical Institutes in California.  We believe that the CAG’s investigation is in response to one or more qui tam actions filed against us under the state and/or federal False Claims Acts.  The CAG has not asserted any claims against us, and we have not been informed of the specific matters that the CAG is investigating.  Based on the information that the CAG has requested, however, we believe that the CAG is investigating, among other matters, whether one or more of our California ITT Technical Institutes:

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

We and some of our current and former officers and directors have also been named as defendants in numerous private securities class action, shareholder derivative, books and records inspection and retirement savings plan class action lawsuits alleging that we and some of our current and former officers and directors, among other things, made certain material misrepresentations, failed to disclose certain material facts about our condition and prospects, breached fiduciary duties, violated laws and falsified our records. We cannot predict what the outcome of these lawsuits will be.  Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.  The current and former executive officers named in one or more of the securities class action, shareholder derivative and retirement savings plan class action lawsuits described above include: Gene A. Baugh, Rene R. Champagne, Clark D. Elwood, Nina F. Esbin, Eugene W. Feichtner, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

Additionally, in the ordinary conduct of our business, we and our institutes are subject to various other lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operation. We have incurred substantial legal costs, and management’s attention and resources have been diverted from our business. See “Legal Proceedings.”

Item 2.           PROPERTIES.

As of December 31, 2004, we leased some or all of the facilities of 64 of our institutes and their learning sites, and we owned some or all of the facilities of 17 of our institutes.  The average remaining lease term of our leased facilities is approximately five years.  The leased facilities for our institutes involve 72 buildings:

•                  two of these leases are for institutes in their first year of operation as of December 31, 2004;

•                  three of these leases are for facilities where we plan to open three new institutes in 2005;

•                  one of these leases is for a facility of an institute that we closed at the end of 2004;

•                  one of these leases is for a learning site in operation;

•                  one of these leases is for a facility where we plan to open a learning site in 2005; and

•                  eight of these leases are for four institutes that each utilize two separate facilities.

None of the facilities owned by us is subject to a mortgage or other indebtedness.

We generally locate our institutes in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our institutes have accessible parking facilities and are generally near a major highway. The typical lease for our institutes’ facilities is for a three to 13 year term.  If desirable or necessary, an institute may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

We own our headquarters building in Carmel, Indiana, which represents approximately 43,000 square feet of office space.  In addition, we lease approximately 17,200 square feet of office space for our headquarters personnel in two nearby buildings for a two-year lease term expiring in October 2006 at one building and a 5.2 year lease term expiring in April 2010 at the other building.

Item 3.           LEGAL PROCEEDINGS.

We are subject to litigation in the ordinary course of our business. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure.  If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss.  The liability recorded includes probable and estimable legal costs associated with the claim or potential claim.  If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

On November 5, 1999, a qui tam action was filed in the United States District Court for the Southern District of Texas by two former employees (“relators”) on behalf of themselves and the federal government under the following caption: United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al. (the “Graves Action”).  The Graves Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our registered public accounting firm in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (a) treble the amount of unspecified damages sustained by the federal government; (b) a civil penalty of up to $10,000 for each violation of the False Claims Act; (c) double back pay for Susan Newman; and (d) attorney’s fees, costs and interest.

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

On May 25, 2001, the DOJ declined to intervene in the Graves Action. On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support the claims and gave the relators 20 days to file an amended complaint. The relators filed an amended complaint on April 22, 2002 against all of the defendants. On March 31, 2003, the court issued a final judgment in the Graves Action dismissing with prejudice all of the relators’ claims against us and all of the other defendants for failure to state a claim.  On April 28, 2003, the relators filed a notice of appeal to the United States Court of Appeals for the Fifth Judicial Circuit (“5th Circuit”).  On October 20, 2004, the 5th Circuit affirmed the district court’s judgment that dismissed with prejudice all of the relators’ claims against us and the other defendants in the Graves Action.  On November 3, 2004, the relators filed a petition with the 5th Circuit requesting a rehearing en banc of the relators’ appeal.  On November 18, 2004, the 5th Circuit denied the relators’ request for a rehearing.  On or about February17, 2005, the relators filed a petition with the U.S. Supreme Court requesting that the Court hear the relators’ appeal of the 5th Circuit’s affirmation of the district court’s judgment dismissing the Graves Action.

                On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee ("relator") on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the "Olson Action"). The relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance and grading, graduate placement and course materials in order to fraudulently participate in the federal student financial aid programs. The complaint seeks an unspecified judgment and attorney's fees and costs. We were served with the Olson Action after the DOJ declined to intervene in the litigation. We intend to defend ourselves vigorously against the allegations made in the complaint.

On February 25, 2004, federal agents executed search warrants at our corporate headquarters and at ten of our 77 ITT Technical Institutes nationwide.  On that same date, our Directors and executive officers and some of our other employees each received a federal grand jury subpoena that was issued, along with the search warrants, by the U.S. District Court, Southern District of Texas, located in Houston, Texas.  The search warrants and subpoenas seek broad categories of documents, including documents containing information relating to our figures and rates for placement, retention, graduation and attendance, recruitment and admissions materials, student grades, graduate salaries, transferability of credits to other institutions, and personnel records.  Although no formal charges have been filed, we believe that the DOJ is investigating claims alleging, among other matters, falsification of records relating to student attendance, grades and academic progress and graduate job placement statistics, and fraudulent misrepresentations regarding the transferability of credits, graduation rates and graduates’ salaries.  We, our Directors and our executive officers are continuing to work with the DOJ to resolve its investigation.  The costs that we have incurred in connection with the DOJ investigation have had a material adverse effect on our financial condition and results of operations, and we cannot assure you that the ultimate outcome of the DOJ investigation will not have a further material adverse effect on our financial condition and results of operations.

On March 4, 2004, we were notified by the Fort Worth, Texas regional office of the SEC that it had initiated an inquiry into the allegations being investigated by the DOJ as described in the preceding paragraph.  We are cooperating with the SEC in its inquiry.  We cannot assure you, however, that the ultimate outcome of the SEC inquiry will not have a material adverse effect on our financial condition or results of operations.

In October 2002, the CAG informed us that it had initiated an investigation of our ITT Technical Institutes in California.  We believe that the CAG’s investigation is in response to one or more qui tam actions filed against us under the state and/or federal False Claims Acts.  The CAG has not asserted any claims against us.  Based on the information that the CAG has requested, however, we believe that the CAG is investigating, among other matters, whether one or more of our California ITT Technical Institutes:

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

On August 19, 2004, a consolidated complaint in a securities class action lawsuit was filed against us and ten of our current and former Directors and executive officers in the U.S. District Court for the Southern District of Indiana under the following caption: City of Austin Police Retirement System, Individually And On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al.  This action is a result of the court’s June 18, 2004 order to consolidate 13 separate securities class action lawsuits filed from February 26, 2004 through April 23, 2004.  The consolidated complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by engaging in an unlawful course of conduct, pursuant to which the defendants knowingly or recklessly engaged in acts, transactions, practices and courses of business to conceal adverse material information about our financial condition, and that this conduct operated as a fraud and deceit upon the plaintiffs.  The complaint also alleges that the defendants made various deceptive and untrue statements of material facts and omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading to the plaintiffs, causing the plaintiffs to purchase our securities at artificially inflated prices.  The putative class period in this action is from October 17, 2002 through

March 8, 2004.  The plaintiffs seek, among other things, an award of unspecified compensatory damages, interest, costs, expenses and attorney’s fees.  All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.  We cannot assure you, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

On or about April 29, 2004, a consolidated complaint in a shareholder derivative lawsuit was filed against five of our current and former executive officers, ten of our current and former Directors and PWC, our independent registered public accounting firm, in the Superior Court of Hamilton County, Indiana under the following caption: In Re ITT Educational Services, Inc. Derivative Litigation.  This action is a result of the court’s March 30, 2004 order to consolidate two separate shareholder derivative lawsuits filed on or about February 27, 2004.  On December 1, 2004, the court dismissed the consolidated complaint without prejudice and gave the plaintiffs 30 days to replead their complaint.  On January 3, 2005, the plaintiffs filed an amended consolidated complaint.  The amended consolidated complaint alleges, among other things, that:

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

The amended consolidated complaint seeks unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees.  All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

On September 7, 2004, a shareholder derivative lawsuit was filed against five of our current and former executive officers, ten of our current and former Directors and PWC, in the U.S. District Court for the Southern District of Indiana under the following caption: Alaska Electrical Pension Fund Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al.  The complaint alleges, among other things, that the defendants caused us to violate state and federal education finance laws and regulations by falsifying our student records and federal securities laws by falsifying our accounting, auditing and financial reporting between October 2002 and April 2004.  As a result, the complaint alleges, among other things, that the individual defendants:

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

•                  will be and have been unjustly enriched at our expense; and

•                  violated Section 10(b) of the Exchange Act and Rule 10-5 promulgated thereunder by:

•                  disseminating or approving false statements that they knew or recklessly disregarded were misleading;

•                  failing to disclose material facts necessary in order to make those statements not misleading; and

•                  misappropriating our proprietary information.

In addition, the complaint alleges, among other things, that PWC:

•                  violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

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

The complaint seeks unspecified damages, extraordinary equitable and/or injunctive relief, punitive damages, costs and expenses, attorneys’ fees, pre-judgment interest, an order directing the defendants to account for all damages caused by them and all profits, special benefits and unjust enrichment they obtained, and an order directing us to reform and improve our corporate governance and internal control procedures.  On December 8, 2004, the parties agreed to stay this action pending the entry of a final judgment in the In Re ITT Educational Services, Inc. Derivative Litigation action, except that the stay will be lifted if a subsequently filed shareholder derivative lawsuit is filed in the Southern District of Indiana and the defendants are unable to enter into a similar stay of that action.  All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

On November 17, 2004, a shareholder derivative lawsuit was filed against ten of our current and former Directors, in the Chancery Court of New Castle County, Delaware under the following caption: Albert Reitan, derivatively on behalf of nominal defendant ITT Educational Services, Inc. v. Rand V. Araskog, et al.  The complaint alleges, among other things, that the defendants abdicated their fiduciary duty of good faith to us by making no effort to oversee our operations and business practices to ensure that we comply with all applicable laws, rules and regulations.  The complaint seeks unspecified damages, equitable relief, attorneys’ fees, accountants’ fees, experts’ fees, costs and expenses.  All of the defendants intend to defend themselves vigorously against the allegations in the complaint.

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

On July 7, 2004, we received a derivative demand letter pursuant to Del. Ct. Ch. R. 23.1 on behalf of Arthur Stein, a purported shareholder, demanding that our Board of Directors commence a civil action against each of our current Directors, one former Director and four of our current and former executive officers to recover for our benefit the amount of damages sustained by us as a result of the misconduct alleged in the letter.  The misconduct alleged in the letter is similar to the type of misconduct alleged against the individual defendants in the consolidated shareholder derivative lawsuit described above.  The demand letter indicates that Mr. Stein will commence a shareholder’s derivative action on our behalf, if our Board does not commence an action as demanded therein within a reasonable period of time.  We have informed Mr. Stein that our Board has deferred its decision with respect to Mr. Stein’s demand until the conclusion of the DOJ investigation of us, the inquiry initiated by the SEC into the allegations being investigated by the DOJ and the securities class action lawsuits filed against us, or until the receipt of additional information concerning the allegations made in the demand.

On October 26, 2004, a lawsuit was filed against us in the Chancery Court of New Castle County, Delaware under the following caption: Arthur Stein v. ITT Educational Services, Inc.  The complaint alleges that we violated Section 220 of the Delaware General Corporation Law by refusing to allow Mr. Stein to inspect and make copies of our books and records relating to the misconduct alleged in his derivative demand letter described above.  The complaint seeks an order compelling us to permit Mr. Stein to inspect and make copies of our books and records, and to pay his costs, expenses and attorney’s fees to prosecute this action.  We intend to defend the action vigorously.

On December 15, 2004, a lawsuit was filed against us, our internal committee that administers our 401(k) retirement savings plan (the “Plan”), the chairperson of that committee and a number of other unnamed entities and individuals, in the United States District Court for the Southern District of Indiana under the following caption: William Curry, individually and on behalf of all others similarly situated v. ITT Educational Services, Inc., et al.  The complaint alleged, among other things, that the defendants breached their fiduciary duties under Section 502 of the Employee Retirement Income Security Act (“ERISA”) that are owed to the participants and beneficiaries of the Plan by failing to prudently manage the Plan’s assets.  Allegedly, the breach arose from the Plan’s holding and acquisition of our common stock when the defendants knew or should have known that our common stock was not a suitable and appropriate investment for the Plan.  The complaint alleged that our common stock was an inappropriate investment, because we supposedly misrepresented our operational success and the subsequent disclosure of those misrepresentations caused the price of our common stock to decrease.  As a result of this decrease in the price of our common stock, the complaint alleged that the value of the Plan assets suffered losses.  The plaintiff sought to certify this action as a class action to include all participants in the Plan and their beneficiaries, excluding the defendants and their immediate family members, for whose accounts the Plan fiduciaries made or maintained investments in our common stock from October 17, 2002 through March 18, 2004. The plaintiff also sought, among other things:

•                  a declaration that the defendants breached their fiduciary duties under ERISA to the Plan;

•                  to require the defendants to restore to the Plan all losses resulting from the alleged imprudent investment of the Plan’s assets;

•                  to require the defendants to restore to the Plan all profits that the defendants made through their use of the Plan’s assets;

•                  to require the defendants to restore to the Plan all profits that the Plan would have realized had the defendants fulfilled their fiduciary obligations under ERISA;

•                  other unspecified equitable restitution and monetary relief;

•                  a constructive trust with respect to any unjust enrichment received by the defendants at the expense of the Plan as a result of the defendants’ alleged breach of their fiduciary duties under ERISA;

•                  to enjoin the defendants from further violating their fiduciary duties under ERISA;

•                  the appointment of independent fiduciaries to administer the Plan; and

•                  costs and attorneys’ fees.

The plaintiff filed a notice to voluntarily dismiss this action on January 25, 2005, and the court dismissed this action without prejudice on the same date.

The current and former executive officers named in one or more of the securities class action, shareholder derivative and Plan class action lawsuits and derivative demand letter described above include: Gene A. Baugh, Rene R. Champagne, Clark D. Elwood, Nina F. Esbin, Eugene W. Feichtner, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the common stock during the fourth quarter of 2004.

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

	2004		2003
Fiscal Quarter Ended	High	Low	High	Low
March 31	$60.75	$27.83	$30.00	$23.19
June 30	$43.34	$31.05	$31.55	$26.34
September 30	$38.78	$27.98	$49.45	$28.97
December 31	$50.60	$34.26	$56.50	$44.19

There were 127 holders of record of our common stock on February 15, 2005.

We did not pay a cash dividend in 2003 or 2004. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated herein by reference into Part III, Item 12 of this Annual Report.

We did not sell any of our securities during the three months ended December 31, 2004 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The following information is furnished as to our securities sold in January 2005 that were not registered under the Securities Act:

(a)                                  On January 1, 2005, we issued 420 treasury shares of our common stock to one non-employee director under the ESI Non-Employee Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”) as the stock portion of the semi-annual installment payment of his annual retainer.

(b)                                 On January 1, 2005, we credited 420 treasury shares of our common stock to the deferred share accounts of each of five non-employee directors under the Directors Deferred Compensation Plan as the stock portion of the semi-annual installment payment of their annual retainer for 2005. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.

The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the fourth quarter of 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2004 through October 31, 2004	—	$—	—	4,216,300
November 1, 2004 through November 30, 2004	—	—	—	4,216,300
December 1, 2004 through December 31, 2004	—	—	—	4,216,300
Total	—	$—	—

(1)                                  On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”). As of December 31, 2004, 4,216,300 shares remained to be repurchased under the 2002 Repurchase Program. The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the 2002 Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 6.  SELECTED FINANCIAL DATA.

The following selected financial data are qualified by reference to and should be read with our Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share and operating data)
Statement of Income Data:
Revenue (a)	$617,834	$522,856	$454,118	$400,063	$336,331
Cost of educational services (a)	298,747	280,006	256,675	237,641	200,460
Student services and administrative expenses	174,396	148,329	129,134	110,816	94,156
Special legal and other investigation costs (b)	25,143	—	—	—	—
Total costs and expenses	498,286	428,335	385,809	348,457	294,616
Operating income	119,548	94,521	68,309	51,606	41,715
Interest income, net	3,834	1,995	2,684	2,708	2,707
Income before income taxes and cumulative effect of change in accounting principle	123,382	96,516	70,993	54,314	44,422
Income taxes	48,119	37,658	27,139	20,600	16,937
Income before cumulative effect of change in accounting principle	75,263	58,858	43,854	33,714	27,485
Cumulative effect of change in accounting principle, net of tax (c)	—	—	—	—	(2,776)
Net income	$75,263	$58,858	$43,854	$33,714	$24,709
Earnings per share (d):
Basic (e)	$1.64	$1.31	$0.96	$0.71	$0.51
Diluted (f)	$1.61	$1.27	$0.94	$0.70	$0.51

Other Operating Data:
Capital expenditures, net	$19,116	$14,391	$14,265	$21,560	$29,393
Facility expenditures and land purchases	$16,376	$25,718	$19,843	$—	$—
Number of students at end of period (unaudited)	40,876	37,076	32,631	30,778	27,640
Number of technical institutes at end of period (unaudited)	77	77	74	70	69

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash and investments	$356,516	$254,174	$156,708	$110,232	$70,618
Total current assets	$372,781	$256,646	$173,266	$133,026	$92,570
Property and equipment, less accumulated depreciation	$98,746	$81,503	$62,584	$49,593	$46,560
Total assets	$493,389	$363,270	$247,707	$194,215	$150,896
Total current liabilities	$233,101	$202,337	$142,495	$105,372	$79,926
Total liabilities	$258,315	$217,146	$158,683	$116,027	$86,210
Shareholders’ equity	$235,074	$146,124	$89,024	$78,188	$64,686

(a)                                  The reclassification of tuition revenue with respect to students who withdraw reduced revenue and cost of educational services by $10,828 in the year ended December 31, 2002, $10,488 in the year ended December 31, 2001 and $11,193 in the year ended December 31, 2000. The reclassifications had no impact on our total consolidated results reported in any period presented. See Note 1 to our Notes to Consolidated Financial Statements.

(b)                                 Accrued estimated legal and other investigation costs associated with the DOJ investigation, the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors.

(c)                                  Cumulative effect of change in accounting principle, net of tax represents revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

(d)                                 Earnings per share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

(e)                                  Basic earnings per share data are based on historical net income and the number of shares of our common stock outstanding during each period. Basic earnings per share for all periods have been calculated in conformity with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

(f)                                    The difference in the number of shares used to calculate diluted earnings per share from the number of shares used to calculate basic earnings per share represents the average number of shares issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

We operate 77 institutes in 30 states, which were providing technology-oriented postsecondary education to more than 40,000 students as of December 31, 2004. We derive our revenue almost entirely from tuition, tool kits, fees and charges paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). In 2004, we indirectly derived approximately 66% of our revenue, determined on a cash accounting basis as defined by the U.S. Department of Education’s (“ED”) regulations, from Title IV Programs.

Our revenue varies based on the aggregate student population, which is influenced by the following factors:

•                  the number of students attending our institutes at the beginning of a fiscal period;

•                  the number of new first-time students entering and former students re-entering our institutes during a fiscal period;

•                  student retention rates; and

•                  general economic conditions.

New students generally enter our institutes at the beginning of an academic quarter that begins for most programs of study in early March, mid-June, early September or late November. Our establishment of new institutes and the introduction of additional program offerings at our existing institutes have been significant factors in increasing the aggregate student population in recent years.

In order to participate in Title IV Programs, a new institute must be authorized by the state in which it will operate, accredited by an accrediting commission recognized by the ED, and certified by the ED to participate in Title IV Programs. The accrediting commission that accredits our institutes grants accreditation to a new institute prior to its first class start date. The ED’s certification process cannot commence until the institute receives its state authorization and accreditation. In the last two years, we have experienced minimal delay in obtaining ED certification of our new institutes and learning sites.

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

Prior to 2003, if a student withdrew, the tuition revenue related to the remainder of that academic quarter and the fee revenue related to the remainder of the student’s program were recorded and the amount of any refund resulting from the application of federal, state or accreditation requirements or our refund policy was recorded as an expense. For the periods presented, we have reclassified tuition and fee revenue by netting the corresponding revenue and expense related to the remaining tuition and fees with any related refund recorded for students who withdrew. As a result, revenue and cost of educational services have each been reduced by $10,828 for the year ended December 31, 2002. The reclassifications had no impact on our total consolidated results reported in any period presented.

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

In 2002, we developed five new residence bachelor degree programs and one new online bachelor degree program. We began offering one or more of these new bachelor degree programs at 39 of our institutes in 2002. In addition, a total of 41 of our institutes were approved to offer bachelor degree programs as of December 31, 2002 compared to 29 as of December 31, 2001.

In 2003, we developed:

•                  three new residence bachelor degree programs;

•                  three new residence associate degree programs; and

•                  one new online master degree program.

In addition, a total of 51 of our institutes were approved to offer bachelor degree programs as of December 31, 2003 compared to 41 as of December 31, 2002. We also expanded to several additional institutes in 2003 the use of our hybrid education delivery model, pursuant to which certain program courses are taught on campus and others are taught online over the Internet (the “Hybrid Delivery Model”).

In 2004, we developed:

•                  two new residence bachelor degree programs;

•                  two new online bachelor degree programs;

•                  three new residence associate degree programs; and

•                  three new online associate degree programs.

In addition, a total of 52 of our institutes were approved to offer bachelor degree programs as of December 31, 2004 compared to 51 as of December 31, 2003. We also expanded the use of the Hybrid Delivery Model to 62 institutes in 2004.

We opened four new institutes in 2002, three new institutes in 2003 and two new institutes and one learning site in 2004. We also closed two institutes in 2004. We plan to open three or four new institutes and up to four learning sites in the remainder of 2005. Our new institutes have historically incurred a loss during the 24-month period after the first class start date.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions.

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

Recognition of Revenue. Tuition revenue is recorded on a straight-line basis over the length of the applicable course. If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when a student withdraws during an academic quarter (“Refund Policies”). The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws. The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter. We record revenue net of any refunds paid as a result of any applicable Refund Policy. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.

The cost of textbooks is included in the tuition and is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets. Tool kit sales and the related cost of the tool kits are recognized at the beginning of each academic quarter. Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which, prior to their discontinuance in 2003, were charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average program length of 24 months. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds paid as a result of any applicable Refund Policy, is recognized upon the student’s departure. Administrative fees, which are charged to students when they withdraw or graduate from their programs of study at an institute, are recognized when the students withdraw or graduate from their programs of study at the institute.

More than 95% of our revenue represents tuition charges and less than 5% of our revenue represents bookstore sales and student fees. The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program. Each of these factors is known at the time our tuition revenue is calculated and is not subject to estimation.

Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include salaries and employee benefits of recruiting representatives and other direct costs less admission processing fees, if any. Successful efforts is the ratio of students enrolled to prospective students interviewed. The higher the rate of interviewed students who enroll, the greater the percentage of our direct marketing costs that are capitalized. We amortize our direct marketing costs on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets. The direct costs subject to capitalization are readily quantifiable and are not subject to estimation. The amortization method is based on historical trends of student enrollment and retention activity and is not subject to significant assumptions. We regularly evaluate the future recoverability of these deferred costs.

Contingent Liabilities. We are subject to litigation in the ordinary course of our business. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. Although we believe our estimates are reasonable, deviations from our estimates could produce a materially different result.

New Accounting Pronouncements

In January and May 2004, the Financial Accounting Standards Board (“FASB”) issued two staff positions with respect to the application of Statements of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to the accounting and disclosure requirements associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Drug Act”). The Drug Act affects postretirement health care benefits that companies may provide to their employees. We do not provide any postretirement health care benefits to our employees, and, therefore, those staff positions do not have an impact on our financial condition or results of operations.

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The disclosure requirements of EITF 03-1, however, are effective for annual periods ending after June 15, 2004. Until further guidance is provided by the FASB, we are unable to determine the effect, if any, that EITF 03-1 will have on our financial condition or results of operations. See Note 1 for additional disclosures regarding our investments.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this revised standard, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. We expect to adopt SFAS No. 123R in our third fiscal quarter of 2005 on a modified-prospective basis without restating prior interim periods, which will require that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date. We are currently evaluating the impact that SFAS No. 123R will have on our financial condition or results of operations.

Variations in Quarterly Results of Operations

Our quarterly results of operations have tended to fluctuate within a fiscal year due to the timing of student matriculations.  Each of our four fiscal quarters have 12 weeks of earned tuition revenue.  Revenue in our third and fourth fiscal quarters generally benefits from increased student matriculations.  The number of new students entering our institutes tends to be substantially higher in June (24% of all new students in 2004) and September (35% of all new students in 2004) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of most of our costs, however, and costs do not fluctuate significantly on a quarterly basis.

The following table sets forth our revenue in each fiscal quarter of 2004, 2003, and 2002.

Quarterly Revenue

	2004		2003		2002
	(Dollars in thousands)
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$141,730	23%	$119,000	23%	$105,112	23%
June 30	150,931	24%	124,831	24%	108,325	24%
September 30	157,945	26%	134,382	26%	117,746	26%
December 31	167,228	27%	144,643	27%	122,935	27%
Total for Year	$617,834	100%	$522,856	100%	$454,118	100%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of educational services	48.3%	53.5%	56.5%
Student services and administrative expenses	28.2%	28.4%	28.5%
Special legal and other investigation costs	4.1%	—%	—%
Operating income	19.4%	18.1%	15.0%
Interest income, net	0.6%	0.4%	0.6%
Income before income taxes	20.0%	18.5%	15.6%

The following table sets forth our total student enrollment as of December 31, 2004, 2003 and 2002:

As of December 31,	Total Student Enrollment	Increase Over Prior Year
2004	40,876	10.2%
2003	37,076	13.6%
2002	32,631	6.0%

The following table sets forth total new student enrollment during the years ended December 31, 2004, 2003 and 2002:

For the Year Ended December 31,	Total New Student Enrollment	Increase Over Prior Year
2004	41,959	16.9%
2003	35,880	16.6%
2002	30,761	4.4%

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year that typically begin in early March, mid-June, early September and late November.  To measure the persistence of our students, the number of continuing students in any academic quarter is divided by the total student enrollment as of the end of the immediately preceding academic quarter.  A continuing student is any student who, in any academic quarter, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. Total student enrollment includes all new and continuing students enrolled at our ITT Technical Institutes at the end of an academic quarter.

The following table sets forth the rates of our students’ persistence for each quarter in 2004, 2003, and 2002:

	For the Three Months Ended,
	March 31	June 30	Sept 30	Dec 31
2004	78%	75%	71%	78%
2003	77%	77%	73%	80%
2002	79%	77%	73%	80%

Beginning in the second quarter of 2004, we began using the Hybrid Delivery Model with a larger number of our students, which increased the number of courses that we teach online over the Internet to our students. Student retention is typically lower in courses taught online over the Internet compared to courses taught on campus. As a result of the expanded use of the Hybrid Delivery Model, our student persistence rate decreased. We believe that the student persistence rate will continue to decrease until we expect it to stabilize in the second quarter of 2005.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue. Revenue increased $94.9 million, or 18.2%, to $617.8 million for the year ended December 31, 2004 from $522.9 million for the year ended December 31, 2003, primarily due to:

•                  a 6.0% increase in tuition rates in March 2004;

•                  a 13.6% increase in the total student enrollment at December 31, 2003 compared to December 31, 2002; and

•                  a 16.9% increase in new student enrollment at our institutes in the year ended December 31, 2004 compared to the same period in 2003, which was primarily the result of:

•                  the opening of new institutes;

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

This increase in revenue was partially offset by a decrease in our students’ persistence rate for the year ended December 31, 2004.

Cost of Educational Services. Cost of educational services increased $18.7 million, or 6.7%, to $298.7 million in 2004 from $280.0 million in 2003. The principal causes of this increase included:

•                  the costs required to service the increased enrollment;

•                  normal inflationary cost increases for wages, rent and other costs of services;

•                  increased costs due to opening new institutes (one opened in March 2003, one opened in June 2003, one opened in December 2003, and two opened in December 2004); and

•                  increased costs associated with implementing the Hybrid Delivery Model at more institutes.

Cost of educational services as a percentage of revenue decreased to 48.3% in 2004 from 53.5% in 2003.  The primary causes of this decrease include:

•                  continued facility and faculty utilization efficiencies;

•                  certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases;

•                  new and renegotiated vendor contracts; and

•                  a net reduction of occupancy costs resulting from our purchase of six facilities in 2003 and one facility in 2004 that we had previously leased.

Student Services and Administrative Expenses. Student services and administrative expenses increased $26.1 million, or 17.6%, to $174.4 million in 2004 from $148.3 million in 2003.  Student services and administrative expenses decreased to 28.2% of revenue in 2004 compared to 28.4% of revenue in 2003, primarily due to an increase in the amount of marketing costs deferred as a result of discontinuing the admission processing fee, partially offset by a 19.4% increase in media advertising expenses and an increase in bad debt expense from 1.2% of revenue in 2003 to 1.9% of revenue in 2004.

Special Legal and Other Investigation Costs. Special legal and other investigation costs of $25.1 million were accrued in the year ended December 31, 2004 for our estimated legal and other investigation costs associated with the DOJ investigation of us, the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”).  We incurred $20.7 million of this accrual and $4.4 million of other non-legal investigation costs associated with the Actions during the year ended December 31, 2004. See Note 2 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating Income. Operating income increased $25.0 million, or 26.5%, to $119.5 million in 2004 from $94.5 million in 2003.  The operating margin increased to 19.4% of revenue in 2004 from 18.1% in 2003, primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs resulting from our purchase of six facilities in 2003 and one facility in 2004 that replaced facilities which we previously leased; and

•                  certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

The increase in operating margin was partially offset by the $25.1 million accrual for special legal and other investigation costs associated with the Actions.

Income Taxes. Our combined effective federal and state income tax rate in both 2004 and 2003 was 39.0%.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenue. Revenue increased $68.8 million, or 15.1%, to $522.9 million for the year ended December 31, 2003 from $454.1 million for the year ended December 31, 2002, primarily due to:

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

Cost of educational services as a percentage of revenue decreased to 53.5% in 2003 from 56.5% in 2002.  The primary causes of this decrease include:

•                  continued facility and faculty utilization efficiencies;

•                  certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs resulting from our purchase of 12 facilities that replaced facilities which we had previously leased (six were purchased during the three months ended September 30, 2002 and six were purchased during the year ended December 31, 2003); and

•                  changes in Indiana tax law that caused the classification of certain Indiana taxes to be changed from cost of educational services to income taxes.

Student Services and Administrative Expenses. Student services and administrative expenses increased $19.2 million, or 14.9%, to $148.3 million in 2003 from $129.1 million in 2002.  Student services and administrative expenses decreased to 28.4% of revenue in 2003 compared to 28.5% of revenue in 2002, primarily due to a 17.1% increase in media advertising expenses offset by a reduction in bad debt expense from 1.5% of revenue for 2002 to 1.2% of revenue for 2003.

Operating Income. Operating income increased $26.2 million, or 38.4%, to $94.5 million in 2003 from $68.3 million in 2002.  The operating margin increased to 18.1% of revenue in 2003 from 15.0% in 2002, primarily due to:

•                  continued facility and faculty utilization efficiencies;

•                  new and renegotiated vendor contracts;

•                  a net reduction of occupancy costs resulting from our purchase of 12 facilities that replaced facilities which we had previously leased (six were purchased during the three months ended September 30, 2002 and six were purchased during the year ended December 31, 2003);

•                  a reduction in bad debt expense; and

•                  changes in Indiana tax law that caused the classification of certain Indiana taxes to be changed from cost of educational services to income taxes.

Income Taxes. Our combined effective federal and state income tax rate in 2003 was 39.0% compared to 38.2% in 2002, primarily due to changes in Indiana and other state tax laws.

Liquidity and Capital Resources

In 2004, we indirectly derived approximately 66% of our revenue, determined on a cash accounting basis as defined by the ED’s regulations, from Title IV Programs. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year, which consists of three academic quarters. Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or ten days before the start of the first academic quarter of a student’s academic year, and the second and third disbursements are typically received ten days before the start of each subsequent quarter of a student’s academic year. While the timing of loan disbursements to us is subject to a student’s directions to the lender and to existing regulatory requirements regarding such disbursements, we have typically received student loan funds upon the lender’s disbursement of the student loan funds.

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

On January 25, 2005, our Board of Directors approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 150 million to 300 million (“Amendment”). If the Amendment is approved by our shareholders at our 2005 annual meeting of shareholders, it will become effective upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.

The following table sets forth the repurchase of outstanding shares of our common stock during 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Number of shares repurchased	—	1,078,000	2,174,300
Total cost of shares repurchased (in millions)	$—	$28.7	$44.5
Average cost per share	$—	$26.65	$20.44

All of the repurchased shares of our common stock became treasury shares upon repurchase and most of the repurchased shares continue to be held as treasury shares.  As of December 31, 2004, our existing repurchase authorization permits us to repurchase an additional 4,216,300 shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including institute start-up costs for new institutes.  We have generated positive cash flows from operations for the past five years. Cash flows from operations in 2004 were $136.2 million, a decrease of $16.0 million from $152.2 million in 2003.  This decrease was primarily a result of a large initial increase in cash flows from operations realized in 2003 following the implementation of new cash management strategies, and amounts paid in connection with the Actions. As of December 31, 2004, we had $28.4 million of investments that we plan to hold until maturity. The maturity dates extend beyond one year for $5.4 million of those held-to-maturity investments.  As of December 31, 2004, we had $310.6 million of investments in auction rate debt securities, variable rate demand notes and auction rate preferred equity securities that were available for sale.  Although the contractual maturity dates for some of our auction rate debt securities and variable rate demand notes extend beyond ten years, we have the ability to quickly liquidate those investments and we do not intend to hold those investments until they mature. Cash and cash equivalents, restricted cash, and investments ranged from a low of $183.7 million in February 2004 to a high of $370.3 million in November 2004.

Our investments in marketable debt securities with remaining contractual maturity dates of 90 days or less are recorded in cash and cash equivalents at cost, which approximates fair market value.  We have investments in marketable debt and auction rate preferred equity securities, which are classified as trading, available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities.  Marketable debt securities classified as trading or available-for-sale securities that have remaining contractual maturity dates in excess of 90 days at the time of purchase are recorded at their market value. Marketable debt securities classified as held-to-maturity securities are recorded at their amortized cost, because we have the intent and ability to hold those investments until they mature.  Auction rate preferred equity securities classified as available-for-sale securities are recorded at their market value.  Investments that we intend to hold for more than one year are recorded as non-current investments.

Our investments included auction rate debt securities, variable rate demand notes and auction rate preferred equity securities that were classified as available-for-sale securities and recorded in short-term investments and investments on our Consolidated Balance Sheets as of December 31, 2004 and 2003.  Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate those investments.  We also had no material gross unrealized holding or realized gains (losses) from our investments in auction rate debt securities and variable rate demand notes for the years ending December 31, 2004, 2003 and 2002.  All income generated from those investments was recorded as interest income.

Previously, some of our investments in auction rate debt securities and variable rate demand notes were recorded in cash and cash equivalents instead of short-term investments, based on their interest reset dates rather than their remaining contractual maturity dates.  In addition, we had classified some of our investments in auction rate debt securities, variable rate demand notes and auction rate preferred equity securities as held-to-maturity securities.  In connection with the preparation of this report, we reassessed the classification and recording of our investments in auction rate debt securities, variable rate demand notes and auction rate preferred equity securities, and we determined that it was appropriate to:

•      reclassify as available-for-sale securities all of our auction rate debt securities, variable rate demand notes and auction rate preferred equity securities;

•      record on our Consolidated Balance Sheets as of December 31, 2004 and 2003 all of our investments in auction rate debt securities and variable rate demand notes with remaining contractual maturities of:

•      90 days or less in cash and cash equivalents; and

•      greater than 90 days in either short-term investments or investments, based on our intent and ability to hold those auction rate debt securities and variable rate demand notes; and

•      record all of our investments in auction rate preferred equity securities in short-term investments on our Consolidated Balance Sheets as of December 31, 2004 and 2003.

The reclassifications had no impact on our total current assets, cash flows provided by (used for) operating activities, cash flows provided by (used for) financing activities or total consolidated results reported in any period presented.

On December 31, 2004, we had positive working capital of $139.7 million.  Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $26.4 million to $156.8 million on December 31, 2004 from $130.4 million on December 31, 2003.  This increase was primarily due to the students’ use of supplemental private loans and increased tuition revenue resulting from higher tuition rates and increased enrollment.

During 2002, we recorded a $5.0 million minimum pension liability adjustment with respect to our obligations under the ESI Pension Plan and a corresponding $3.1 million reduction in shareholders’ equity, which is net of a $1.9 million deferred tax asset.  During 2003, we reduced our minimum pension liability by $1.0 million as a result of obtaining an investment return on plan assets in excess of our original estimates, and we recorded a corresponding $0.6 million increase in shareholders’ equity, which is net of a $0.4 million deferred tax asset. During 2004, we increased our minimum pension liability by $2.1 million as a result of:

•                  obtaining an investment return on plan assets less than our original estimate;

•                  a decrease in our discount rate; and

•                  refinements made to our future expected benefit payment assumptions.

We also recorded a corresponding $1.3 million reduction in shareholders’ equity, which was net of a $0.8 million deferred tax asset.

Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages.  An institution whose FFEL/FDL cohort default rate is: (a) 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years; or (b) greater than 40% for one federal fiscal year loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.  If one of the campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources on similar terms for the students (and their parents) attending an institute in that campus group, the students’ ability to finance their education would be adversely affected, our receivables would increase and the number of students attending that campus group would probably decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.  Our campus groups’ FFEL/FDL cohort default rates ranged from:

•                  4.5% to 17.5% in the 2000 federal fiscal year;

•                  4.9% to 12.7% in the 2001 federal fiscal year; and

•                  2.1% to 12.1% in the 2002 federal fiscal year, the most recent year for which the ED has published FFEL/FDL official cohort rates.

If an institution’s FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the ED may place that institution on provisional certification status.  The ED may withdraw an institution’s provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements.  The ED may also more closely review an institution that is provisionally certified, if it applies for approval to open a new location or makes some other significant change affecting its eligibility.  Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.  Provisional certification of our institutes has not had a material adverse effect on our financial condition, results of operations or cash flows, and we do not believe that it will in the future.

The standards of most of the state education authorities that regulate our institutes and the Accrediting Council for Independent Colleges and Schools that accredits our institutes limit how much of a student’s tuition and fees an institution can retain for a student who withdraws from the institution.  The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (“Return Policy”).  The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment.  Depending on when a student withdraws during an academic quarter, the Return Policy can reduce the amount of Title IV Program funds that the withdrawing student can use to pay his or her education costs owed to the ITT Technical Institute.  In these instances, withdrawing students may be unable to pay all of their education costs that would have been paid by the Title IV Program funds that were returned and we may be unable to collect a significant portion of those costs.  Our students’ use of supplemental private loans has improved our collection of the students’ education costs.

Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs.  For our 2004 fiscal year, the range of our campus groups was from approximately 58% to approximately 75%.

In 2003, we purchased the facilities of five of our institutes and our corporate headquarters for a total of $25.7 million. In 2004, we purchased a facility for one of our institutes for $3.8 million.  We previously leased these facilities under operating lease agreements. In addition, we purchased four parcels of land in 2004 for $4.9 million on which we have commenced construction of facilities. During 2004, we spent $7.7 million on the construction of facilities for four of our institutes. We have agreed to construct four facilities and purchase two existing facilities for our institutes at a cost of $19.5 million, all of which is expected to be incurred in 2005. We may purchase or build additional facilities for our institutes in 2005.

Our capital assets, other than our facilities discussed above, consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture, software and leasehold improvements.  Capital expenditures, excluding facility and land purchases and facility construction, totaled

$19.1 million in 2004 and $14.4 million during 2003. To date, cash generated from operations has been sufficient to meet our capital expenditures.

We plan to continue to upgrade and expand current facilities and equipment. We expect that 2005 capital expenditures, excluding facility and land purchases and facility construction, will be approximately $20 to $25 million. The capital additions are approximately $0.6 million for a new institute and $0.1 million for a new learning site.  We anticipate that our planned capital additions can be funded from cash flows from operations. Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, new learning sites, curricula additions at existing institutes and possible acquisitions.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases, facility purchases or construction of facilities will have a material adverse effect on:

•                  our expansion plans;

•                  planned capital expenditures;

•                  ability to meet any applicable regulatory financial responsibility standards; or

•                  ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2004.

Contractual Obligations	Total	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Operating Lease Obligations	$129,249	$26,436		$44,102	$33,822	$24,889
Purchase Obligations	4,709	4,709	(a)	—	—	—
Total	$133,958	$31,145		$44,102	$33,822	$24,889

(a) Represents the cost to purchase one facility that was consummated in January 2005.  It does not include agreements to purchase one existing facility for a cost of $7,500 or to continue constructing buildings for four other facilities at a total cost not to exceed $7,250. These agreements do not constitute purchase obligations as defined by SFAS No. 47, “Disclosure of Long Term Obligations.” We expect to incur these costs in 2005.

Off-Balance Sheet Arrangements

As of December 31, 2004, we leased our non-owned facilities under operating lease agreements.  A majority of the operating leases contain renewal options that can be exercised after the initial lease term.  Renewal options are generally for periods of one to five years.  All operating leases will expire over the next 12 years and management expects that:

•                  those leases will be renewed or replaced by other leases in the normal course of business;

•                  we may purchase the facilities represented by those leases; or

•                  we may purchase or build other replacement facilities.

There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of December 31, 2004, the total face amount of those surety bonds was $9.3 million. We have also provided a $7.0 million irrevocable standby letter of credit to our insurer to secure our obligations under those surety bonds. The letter of credit is collateralized by our investments.  In addition, we have provided a $2.1 million irrevocable letter of credit to our workers’ compensation insurance providers to secure payment of our workers’ compensation claims.

From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover.  Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at December 31, 2004 aggregated $976,000, for which we have reserved $944,000 for our guarantee obligation.

Certain of our current and former officers and Directors are or may become a party in certain of the Actions. Our By-Laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with the Actions.

Except for the operating lease agreements, the surety bonds, the standby letters of credit, the guarantees and the indemnification of our officers and Directors disclosed above, we do not have any off-balance sheet arrangements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments in marketable debt securities with remaining contractual maturity dates of 90 days or less are recorded in cash and cash equivalents at cost, which approximates market value.  We have investments in marketable debt and auction rate preferred equity securities, which are classified as trading, available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities.  Marketable debt securities classified as trading or available-for-sale securities that have remaining contractual maturity dates in excess of 90 days at the time of purchase are recorded at their market value.  Marketable debt securities classified as held-to-maturity securities are recorded at their amortized cost, because we have the intent and ability to hold those investments until they mature.  Auction rate preferred equity securities classified as available-for-sale securities are recorded at their market value.  Investments that we intend to hold for more than one year are recorded as non-current investments.

We estimate that the market risk associated with our investments in marketable debt and auction rate preferred equity securities can best be measured by a potential decrease in the fair value of these securities resulting from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of marketable debt and auction rate preferred equity securities would not be material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item appears on pages F-1 through F-28 of this Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable .

Item 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.  As of December 31, 2004, we conducted an evaluation of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our management concluded that our DCP were effective as of December 31, 2004.

Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

Our management’s assessment of the effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, (“ICFR”) as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated March 14, 2005, which appears beginning on page F-2 of this Annual Report and is incorporated herein by reference.

There were no changes in our ICFR during our fourth fiscal quarter of 2004 that materially affected or are reasonably likely to materially affect our ICFR.

Item 9B.  OTHER INFORMATION.

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning our directors, nominees for director, executive officers, audit committee members and financial expert, code of ethics and disclosure of delinquent filers is incorporated herein by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.  EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2004,
December 31, 2003 and December 31, 2002 appear on page F-27 of this Annual Report.

3.	Quarterly Results for 2004 and 2003 (unaudited) appear on page F-28 of this Annual Report.

4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages
S-2 through S-5 of this Annual Report, which immediately precedes such exhibits, and is incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act (“ICFR”).  Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  pertain to the maintenance of our records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

•                  provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles;

•                  provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors (as appropriate); and

•                  provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2004.  In making this assessment, our management used the criteria for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2004.

Our management’s assessment of the effectiveness of our ICFR as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

ITT Educational Services, Inc.

Carmel, Indiana

March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of ITT Educational Services, Inc.:

We have completed an integrated audit of ITT Educational Services, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing in Item 15(a)(1) present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing in Item15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 14, 2005

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$9,389	$43,042
Restricted cash	8,194	8,496
Short-term investments	332,570	189,169
Accounts receivable, less allowance for doubtful accounts of $1,518 and $1,644	10,430	9,398
Deferred and prepaid income tax	6,587	2,906
Prepaids and other current assets	5,611	3,635
Total current assets	372,781	256,646
Property and equipment, net	98,746	81,503
Direct marketing costs	14,713	10,844
Investments	6,363	13,467
Other assets	786	810
Total assets	$493,389	$363,270

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$33,769	$36,543
Accrued compensation and benefits	16,122	16,986
Other accrued liabilities	26,418	18,444
Deferred revenue	156,792	130,364
Total current liabilities	233,101	202,337
Deferred income tax	12,842	4,691
Minimum pension liability	9,101	7,012
Other liabilities	3,271	3,106
Total liabilities	258,315	217,146

Commitments and contingent liabilities (Note 10)

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued and outstanding	540	540
Capital surplus	59,657	52,688
Retained earnings	293,910	221,400
Accumulated other comprehensive income (loss)	(5,532)	(4,263)
Treasury stock, 8,074,919 and 8,638,535 shares, at cost	(113,501)	(124,241)
Total shareholders’ equity	235,074	146,124
Total liabilities and shareholders’ equity	$493,389	$363,270

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Revenue	$617,834	$522,856	$454,118

Costs and Expenses
Cost of educational services	298,747	280,006	256,675
Student services and administrative expenses	174,396	148,329	129,134
Special legal and other investigation costs	25,143	—	—
Total costs and expenses	498,286	428,335	385,809

Operating income	119,548	94,521	68,309

Interest income, net	3,834	1,995	2,684

Income before income taxes	123,382	96,516	70,993

Income taxes	48,119	37,658	27,139

Net income	$75,263	$58,858	$43,854

Earnings per common share (basic)	$1.64	$1.31	$0.96

Earnings per common share (diluted)	$1.61	$1.27	$0.94

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows provided by (used for) operating activities:
Net income	$75,263	$58,858	$43,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,249	21,190	21,117
Provision for doubtful accounts	11,996	6,134	6,872
Deferred taxes	5,290	(2,835)	2,156
Increase/decrease in operating assets and liabilities:
Short-term investments	13,347	12,197	15,397
Accounts receivable	(13,028)	(6,559)	(3,166)
Direct marketing costs	(3,869)	(235)	(89)
Accounts payable and accrued liabilities	4,501	33,647	13,304
Prepaids and other assets	(1,952)	2,400	1,541
Deferred revenue	26,428	27,367	25,845
Net cash provided by (used for) operating activities	136,225	152,164	126,831

Cash flows provided by (used for) investing activities:
Facility expenditures and land purchases	(16,376)	(25,718)	(19,843)
Capital expenditures, net	(19,116)	(14,391)	(14,265)
Proceeds from sales and maturities of investments	1,128,172	179,230	—
Purchase of investments	(1,277,816)	(368,392)	—
Net cash provided by (used for) investing activities	(185,136)	(229,271)	(34,108)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	(28,726)	(44,451)
Exercise of stock options	14,956	26,334	13,601
Net cash flow provided by (used for) financing activities	14,956	(2,392)	(30,850)

Net increase (decrease) in cash, cash equivalents and restricted cash	(33,955)	(79,499)	61,873

Cash, cash equivalents and restricted cash at beginning of period	51,538	131,037	69,164

Cash, cash equivalents and restricted cash at end of period	$17,583	$51,538	$131,037

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$34,965	$24,240	$17,328
Non-cash financing activities:
Issuance of treasury stock for 2002 Bonus Parameters and Directors Deferred Compensation Plan	$—	$9	$883

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income (Loss)			Total

	Common Stock						Treasury Stock
	Shares (a)	Amount					Shares (a)	Amount
Balance as of December 31, 2001	54,069	$270	$37,355	$148,602		$(1,837)	(7,748)	$(106,202)	$78,188
Exercise of stock options				(7,925)			885	18,218	10,293
Tax benefit from exercise of stock options			3,308						3,308
Purchase of treasury stock							(2,174)	(44,451)	(44,451)
Issue treasury stock for 2002 Bonus Parameters				(122)			48	968	846
Issue treasury stock for Directors Deferred Compensation Plan							3	37	37
2-for-1 stock split		270	(270)						—
Comprehensive income:
Net income for 2002				43,854	$43,854				43,854
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment					(3,051)	(3,051)			(3,051)
Other comprehensive income (loss)					(3,051)
Comprehensive income					$40,803
Balance as of December 31, 2002	54,069	540	40,393	$184,409		(4,888)	(8,986)	(131,430)	89,024
Exercise of stock options				(21,867)			1,425	35,906	14,039
Tax benefit from exercise of stock options			12,295						12,295
Purchase of treasury stock							(1,078)	(28,726)	(28,726)
Issue treasury stock for Directors Deferred Compensation Plan							1	9	9
Comprehensive income:
Net income for 2003				58,858	$58,858				58,858
Other comprehensive income, net of tax:
Minimum pension liability adjustment					625	625			625
Other comprehensive income					625
Comprehensive income					$59,483
Balance as of December 31, 2003	54,069	540	52,688	221,400		(4,263)	(8,638)	(124,241)	146,124
Exercise of stock options			614	(2,753)			563	10,740	8,601
Tax benefit from exercise of stock options			6,355						6,355
Comprehensive income:
Net income for 2004				75,263	$75,263				75,263
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)
Other comprehensive income					(1,269)
Comprehensive income					$73,994
Balance as of December 31, 2004	54,069	$540	$59,657	$293,910		$(5,532)	(8,075)	$(113,501)	$235,074

(a) The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share data and unless otherwise stated)

1.                                      Summary of Accounting Principles and Policies

Business Activities.  We are a leading proprietary postsecondary education system in the United States, and we primarily offer career-focused, technical degree programs of study. At December 31, 2004, we operated 77 technical institutes throughout the United States. We maintain our corporate headquarters in Carmel, Indiana.

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

Reclassifications.  Certain reclassifications have been made to conform to the 2004 presentation.

Revision in the Classification of Certain Cash Equivalents and Investments.  Certain cash equivalents and investments reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.  Previously, some of our investments in auction rate debt securities and variable rate demand notes were recorded in cash and cash equivalents instead of short-term investments, based on their interest reset dates rather than their remaining contractual maturity dates.  In addition, we had classified some of our investments in auction rate debt securities, variable rate demand notes and auction rate preferred equity securities as held-to-maturity securities.  In connection with the preparation of this report and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins,” we reassessed the classification and recording of our investments in auction rate debt securities, variable rate demand notes and auction rate preferred equity securities, and we determined that it was appropriate to:

•      reclassify as available-for-sale securities all of our auction rate debt securities, variable rate demand notes and auction rate preferred equity securities;

•      record on our Consolidated Balance Sheets as of December 31, 2004 and 2003 all of our investments in auction rate debt securities and variable rate demand notes with remaining contractual maturities of:

•      90 days or less in cash and cash equivalents; and

•      greater than 90 days in either short-term investments or investments, based on our intent and ability to hold those auction rate debt securities and variable rate demand notes; and

•      record all of our investments in auction rate preferred equity securities in short-term investments on our Consolidated Balance Sheets as of December 31, 2004 and 2003.

As a result, our Consolidated Balance Sheets were affected as follows:

•    cash and cash equivalents decreased and short-term investments increased by $121,960 as of December 31, 2004 and $125,231 as of December 31, 2003; and

•    investments as of December 31, 2004 and 2003 did not change.

We also made corresponding adjustments to our Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 in accordance with SFAS No. 95, “Statement of Cash Flows,” to reflect (a) the reclassification as available-for-sale securities of all of our auction rate debt securities, variable rate demand notes and auction rate preferred equity securities, and (b) the gross purchases and sales of our auction rate debt securities, variable rate demand notes and auction rate preferred equity securities as investing activities, rather than as a component of cash and cash equivalents, as follows:

•      net cash provided by proceeds from sales and maturities of investments increased $909,990 for the year ended December 31, 2004, $102,230 for the year ended December 31, 2003 and $0 for the year ended December 31, 2002;

•      net cash used for purchase of investments increased $906,719 for the year ended December 31, 2004, $227,461 for the year ended December 31, 2003 and $0 for the year ended December 31, 2002; and

•      net increase (decrease) in cash, cash equivalents and restricted cash increased $3,271 for the year ended December 31, 2004, decreased $125,231 for the year ended December 31, 2003 and did not change for the year ended December 31, 2002.

The reclassifications had no impact on our total current assets, cash flows provided by (used for) operating activities, cash flows provided by (used for) financing activities or total consolidated results reported in any period presented.

Cash Equivalents.  Our investments in marketable debt securities with remaining contractual maturity dates of 90 days or less are recorded in cash and cash equivalents at cost, which approximates fair market value.

Investments.  We have investments in marketable debt and auction rate preferred equity securities, which are classified as trading, available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities.  Marketable debt securities classified as trading or available-for-sale securities that have remaining contractual maturity dates in excess of 90 days at the time of purchase are recorded at their market value. Marketable debt securities classified as held-to-maturity securities are recorded at their amortized cost, because we have the intent and ability to hold those investments until they mature.  Auction rate preferred equity securities classified as available-for-sale securities are recorded at their market value.  Investments that we intend to hold for more than one year are recorded as non-current investments.

Our investments included auction rate debt securities, variable rate demand notes and auction rate preferred equity securities that were classified as available-for-sale securities and recorded in short-term investments and investments on our Consolidated Balance Sheets as of December 31, 2004 and 2003.  Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate those investments.  We also had no material gross unrealized holding or realized gains (losses) from our investments in auction rate debt securities and variable rate demand notes for the years ending December 31, 2004, 2003 and 2002.  All income generated from those investments was recorded as interest income.

The cost of securities sold is based on the first-in, first-out method.  All of our investments are in marketable debt and auction rate preferred equity securities.

	As of December 31, 2004				As of December 31, 2003
	Trading	Available-	Held-to-		Trading	Available-	Held-to-
	Securities	For-Sale	Maturity	Total	Securities	For-Sale	Maturity	Total
Short-term investments	$—	$309,567	$23,003	$332,570	$13,347	$160,233	$15,589	$189,169
Non-current investments	—	1,000	5,363	6,363	—	7,895	5,572	13,467
	$—	$310,567	$28,366	$338,933	$13,347	$168,128	$21,161	$202,636

Investment income for the years ended December 31, 2004, 2003 and 2002 consists of:

	Year Ended December 31,
	2004	2003	2002
Net realized gains (losses) on the sale of investments	$19	$(27)	$(48)
Interest income, net	3,844	2,292	2,463
Change in net unrealized holding gain (loss)	(29)	(270)	269
	$3,834	$1,995	$2,684

The contractual maturities of our marketable debt securities classified as available-for-sale as of December 31, 2004 were as follows:

Available-For-Sale	Fair Value
Due after five years through ten years	$8,636
Due after ten years	167,897
$176,533

The above table excludes $134,034 of auction rate preferred equity securities that were classified as available-for-sale securities as of December 31, 2004.  Our non-current investments that were classified as held-to-maturity securities as of December 31, 2004 had remaining contractual maturities between one and two years.

Property and Equipment. We include all property and equipment in our financial statements at cost.  We apply the American Institute of Certified Public Accountants Statements of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Facility construction costs are capitalized as incurred, and depreciation commences upon completion of the construction.  We have historically paid for all real estate projects without any external financing and, therefore, we do not have any capitalized interest.  Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.  Estimated useful lives generally range from three to ten years for furniture and equipment, three to 14 years for leasehold improvements, 20 to 40 years for buildings and three to eight years for capitalized software.  Maintenance, repairs and renewals not of a capital nature are expensed as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.

We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We regularly review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  If we determine that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we recognize a loss to the extent the carrying amount exceeds the fair value of that asset.  We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions.

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

Revision in the Classification of Certain Revenue. Certain revenue reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.  Prior to 2003, if a student withdrew, the tuition revenue related to the remainder of that academic quarter and the fee revenue related to the remainder of the student’s program were recorded and the amount of any refund resulting from the application of federal, state or accreditation requirements or our refund policy was recorded as an expense. In 2003, we began classifying tuition and fee revenue by netting the corresponding revenue and expense related to the remaining tuition and fees with any related refund recorded for students who withdrew. As a result, revenue and cost of educational services have each been reduced by $10,828 for the year ended December 31, 2002. The reclassifications had no impact on our total consolidated results reported in any period presented.

Recognition of Revenue. Tuition revenue is recorded on a straight-line basis over the length of the applicable course.  If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when the student withdraws during an academic quarter (“Refund Policies”).  The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws.  The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter.  We record revenue net of any refunds paid as a result of any applicable Refund Policy.  On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.

The cost of textbooks is included in the tuition and is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets. Tool kit sales and the related cost of the tool kits are recognized at the beginning of the academic quarter. Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which, prior to their discontinuance in 2003, were charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average program length of 24 months. Deferred revenue is recorded for fees collected in excess of revenue recognized.  If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds paid as a result of any applicable Refund Policy, is recognized upon the student’s departure.  Administrative fees, which are charged to students when they withdraw or graduate from their programs of study at an institute, are recognized when the students withdraw or graduate from their programs of study at the institute.

We report 12 weeks of tuition revenue in each of our four fiscal quarters.  We standardized the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter can fluctuate from quarter to quarter each year.  The total number of weeks of school during each year is 48.

Advertising Costs. We expense all advertising costs as incurred.

Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs include salaries and employee benefits of recruiting representatives and other direct costs less admission processing fees, if any. Successful efforts is the ratio of students enrolled to prospective students interviewed.  We amortize our direct marketing costs on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets.  We define a cost pool as the group of students that begin each academic quarter (“Class”).  The direct marketing costs that are capitalized with respect to a particular Class are amortized using a method that corresponds to the amount of tuition revenue that will be recognized in each academic quarter for that Class.  Since we recognize tuition revenue for a Class on a straight-line basis over the program length, we also recognize the amortization of the capitalized direct marketing costs with respect to that Class on a straight-line basis over the same period.  If a student withdraws, however, any remaining amount of the capitalized direct marketing costs related to that student is expensed immediately, because the realizability of the remaining capitalized direct marketing costs related to that student is impaired.

We review the carrying amount of the capitalized direct marketing costs on a regular basis in order to compare the recorded amounts with the estimated remaining future revenue streams associated with those assets.  If we determine that the value of the capitalized direct marketing costs recorded exceeds the remaining future revenue estimated to be generated from those assets, the excess amount is written off and recorded as an advertising expense for the related period.

Direct marketing costs on the balance sheet totaled $14,713 at December 31, 2004 and $10,844 at December 31, 2003, net of accumulated amortization of $14,949 at December 31, 2004 and $11,211 at December 31, 2003.

Income Taxes.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” we account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities.

Contingent Liabilities.  We are subject to litigation in the ordinary course of our business. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure.  If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss.  The liability recorded includes probable and estimable legal costs associated with the claim or potential claim.  If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

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

	Average shares outstanding for the year ended December 31,
	2004	2003	2002
	(in thousands)
Basic	45,791	45,086	45,736
Diluted	46,808	46,280	46,793

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.  Shares underlying outstanding stock options with exercise prices greater than the average market price of our common stock (613,000 shares at December 31, 2004, 1,000 shares at December 31, 2003 and 97,000 shares at December 31, 2002) have been excluded from the calculation of our earnings per common share, because the effect would be anti-dilutive.

Authorized Shares.  On January 25, 2005, our Board of Directors approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 150 million to 300 million (“Amendment”).  If the Amendment is approved by our shareholders at our 2005 annual meeting of shareholders, it will become effective upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

Stock Options.  We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan (‘‘1994 Stock Plan’’) and the 1997 ITT Educational Services, Inc. Incentive Stock Plan (‘‘1997 Stock Plan’’).  We also established the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”), which provides for awards of non-qualified stock options to non-employee directors. We have adopted the disclosure only provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Accordingly, no compensation cost has been recognized in the financial statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board (“APB”) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

If compensation costs for the plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the proforma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
Net income as reported	$75,263	$58,858	$43,854
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(7,457)	(5,099)	(3,601)

Proforma net income	$67,806	$53,759	$40,253

Earnings per share:
Basic as reported	$1.64	$1.31	$0.96
Basic proforma	$1.48	$1.19	$0.88
Impact of stock options	$(0.16)	$(0.12)	$(0.08)

Diluted as reported	$1.61	$1.27	$0.94
Diluted proforma	$1.45	$1.16	$0.86
Impact of stock options	$(0.16)	$(0.11)	$(0.08)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three years ended December 31:

	Year Ended December 31,
	2004	2003	2002
Risk free interest rates	3.3%	2.7%	4.4%
Expected lives (in years)	5	5	5
Volatility	58%	57%	56%
Dividend yield	None	None	None

New Accounting Pronouncements.

In January and May 2004, the Financial Accounting Standards Board (“FASB”) issued two staff positions with respect to the application of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to the accounting and disclosure requirements associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Drug Act”).  The Drug Act affects postretirement health care benefits that companies may provide to their employees.  We do not provide any postretirement health care benefits to our employees, and, therefore, those staff positions do not have an impact on our financial condition or results of operations.

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The disclosure requirements of EITF 03-1, however, are effective for annual periods ending after June 15, 2004.  Until further guidance is provided by the FASB, we are unable to determine the effect, if any, that EITF 03-1 will have on our financial condition or results of operations.  See Note 1 for additional disclosures regarding our investments.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under this revised standard, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. We expect to adopt SFAS No. 123R in our third fiscal quarter of 2005 on a modified-prospective basis without restating prior interim periods, which will require that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date. We are currently evaluating the impact that SFAS No. 123R will have on our financial condition or results of operations.

2.                                      Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities (pursuant to which we accrue probable legal costs associated with a claim or a potential claim), we recorded a charge of $20,705 in the year ended December 31, 2004 for estimated legal costs associated with the investigation of us being conducted by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”), as described below in Note 10. During the year ended December 31, 2004, we were billed $15,950 of those legal costs. We regularly evaluate the reasonableness of our estimate of the probable legal costs associated with the Actions and make any adjustments considered necessary. We believe that it is probable that we will incur at least $20,705 in legal costs related to these matters. Due to the uncertainty regarding the outcomes of these matters, however, we cannot estimate the maximum amount of costs that we could potentially incur with respect to these matters. In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that it is probable we will incur. If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

We incurred non-legal costs related to the Actions in the amount of $4,438 during the year ended December 31, 2004. Those costs were expensed as incurred and primarily included fees charged by our independent registered public accounting firm for the performance of extended audit procedures as a result of the Actions, costs to create an electronic database of all documents seized in connection with the DOJ investigation and other non-legal costs related to the Actions.

3.                                      Financial Aid Programs

We participate in various federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). Approximately 66% of our 2004 revenue, determined on a cash accounting basis as defined by the U.S. Department of Education’s (“ED”) regulations, was indirectly derived from funds distributed under these programs.

As of December 31, 2004, we no longer participate in the Federal Perkins Loan (‘‘Perkins’’) program. We administered on behalf of the federal government a pool of Perkins student loans which aggregated $0 at December 31, 2004 and $107 at December 31, 2003. We have recorded in our financial statements only our aggregate mandatory contributions to this program, which aggregated $0 at December 31, 2004 and $32 at December 31, 2003. In order to cover potential losses related to funds committed by us under the Perkins program, we provided $32 at December 31, 2003.

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

4.                                      Restricted Cash

We participate in the Electronic Funds Transfer (‘‘EFT’’) program through the ED. All monies transferred to us via the EFT program are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into our cash account. These amounts are classified as restricted cash until they are applied to the students’ accounts.

5.                                      Property and Equipment

Fixed assets include the following:

	As of December 31,
	2004	2003
Furniture and equipment	$111,550	$124,899
Buildings	37,691	34,491
Leasehold improvements	7,679	8,954
Capitalized software	13,088	12,904
Construction in progress	8,545	40
Land and land improvements	17,249	11,452
	195,802	192,740
Less accumulated depreciation	(97,056)	(111,237)
	$98,746	$81,503

Accumulated depreciation includes accumulated amortization of capitalized software of $5,318 at December 31, 2004 and $6,454 at December 31, 2003. Depreciation and amortization expense includes software amortization of $2,380 for the year ended December 31, 2004, $3,326 for the year ended December 31, 2003, and $2,491 for the year ended December 31, 2002.

6.                                      Taxes

The provision (benefit) for income taxes attributable to income before income taxes includes the following:

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$36,471	$34,765	$22,263
State	6,359	5,728	2,720
	42,830	40,493	24,983
Deferred
Federal	4,413	(2,365)	1,800
State	876	(470)	356
	5,289	(2,835)	2,156
	$48,119	$37,658	$27,139

Deferred tax assets (liabilities) include the following:

	As of December 31,
	2004	2003	2002
Direct marketing costs	$(5,771)	$(4,253)	$(4,161)
Capitalized software	(3,047)	(2,530)	(3,903)
Deferral of book costs	(1,985)	(1,425)	(1,665)
Depreciation	(4,161)	—	—
Prepaid pension	(4,154)	(1,734)	(1,849)
Total deferred tax liabilities	(19,118)	(9,942)	(11,578)

Deferred revenue	1,719	2,102	1,987
Depreciation	—	—	250
Minimum pension liability	3,569	2,750	3,153
Legal reserve	2,692	741	635
Accrued compensation plans	1,020	—	—
Accrued medical claims	1,507	—	—
Other	2,357	2,564	1,337
Total deferred tax assets	12,864	8,157	7,362

Net deferred tax assets (liabilities)	$(6,254)	$(1,785)	$(4,216)

Differences between effective income tax rates and the statutory U.S. federal income tax rates are as follows:

	Year Ended December 31,
	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9%	3.8%	2.8%
Permanent differences and other	0.1%	0.2%	0.4%
Effective income tax rate	39.0%	39.0%	38.2%

Other accrued liabilities includes: income taxes payable of $10,230 as of December 31, 2004 and $8,722 as of December 31, 2003; and other taxes payable of $3,508 as of December 31, 2004 and $3,761 as of December 31, 2003.

7.                                      Retirement Plans

Employee Pension Benefits. Our ESI Pension Plan, a non-contributory defined benefit pension plan, commonly referred to as a cash balance plan, covers substantially all of our employees who began their employment with us prior to June 2, 2003. This plan provides benefits based on an employee’s annual earnings times an established percentage of pay determined by the employee’s age and years of benefit service. Effective June 2, 2003, we closed participation in the ESI Pension Plan to all new employees. Employees who begin their employment with us on or after June 2, 2003 do not participate in the ESI Pension Plan. The ESI Pension Plan participants will continue to receive annual allocations and accrue benefit and vesting service according to the terms of the ESI Pension Plan.

Our ESI Excess Pension Plan, a non-qualified, unfunded retirement plan, covers a select group of our management. This plan provides for payment of those benefits at retirement that cannot be paid from the ESI Pension

Plan due to federal statutory limits on the amount of benefits that can be paid and compensation that can be recognized under a tax-qualified retirement plan. The practical effect of the ESI Excess Pension Plan is to provide retirement benefits to all of our employees who participate in the ESI Pension Plan on a uniform basis.

The following tables are based on an actuarial valuation date as of September 30 and amounts recognized in our consolidated financial statements as of December 31:

Net periodic benefit cost for the plans:

	Year Ended December 31,
	2004	2003	2002
Service cost	$6,539	$5,880	$5,209
Interest cost	2,261	1,779	1,309
Expected return on assets	(2,238)	(1,569)	(1,464)
Recognized net actuarial loss/(gain)	1,150	993	354
Amortization of prior service cost	(88)	(88)	(88)
Net periodic pension cost	$7,624	$6,995	$5,320

Change in benefit obligation:

	Year Ended December 31,
	2004	2003

Accumulated benefit obligation	$42,421	$32,396

Projected benefit obligation at beginning of period	$36,737	$27,614
Service cost	6,539	5,880
Actuarial loss	4,115	2,165
Interest cost	2,261	1,779
Benefits paid	(1,273)	(701)
Projected benefit obligation at end of period	48,379	36,737
Fair value of plan assets	32,340	23,103
Funded status	(16,039)	(13,634)
Unrecognized net actuarial loss	15,366	11,972
Unrecognized prior service cost	(531)	(618)
Minimum pension liability adjustment	(9,101)	(7,012)
Accrued benefit cost	$(10,305)	$(9,292)

Change in plan assets:

	Year Ended December 31,
	2004	2003
Fair value of plan assets at beginning of year	$23,103	$15,399
Actual return on plan assets	1,810	2,205
Employer contributions	8,700	6,200
Benefits paid	(1,273)	(701)
Fair value of plan assets at end of year	$32,340	$23,103

Fair value of total plan assets by major asset category:

	As of December 31,
	2004		2003
Cash and cash equivalents	$335	1%	$382	2%
Mutual funds	21,341	66%	16,583	72%
Common stocks	9,582	30%	5,988	26%
Foreign equities	1,082	3%	150	0%
Total	$32,340	100%	$23,103	100%

Weighted-average assumptions used to determine benefit obligations as of September 30, 2004, 2003 and 2002:

	2004	2003	2002
Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Weighted-average assumptions used to determine net periodic pension cost for years ended September 30, 2004, 2003 and 2002:

	2004	2003	2002
Discount rate	6.00%	6.50%	7.25%
Expected long-term return on plan assets	8.00%	8.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans, as permitted under Paragraph 26 of SFAS No. 87, “Employers’ Accounting for Pensions.”

The following benefit payments are expected to be paid from the pension plans:

Year	Amount
Fiscal 2005	$2,400
Fiscal 2006	$3,200
Fiscal 2007	$3,500
Fiscal 2008	$4,600
Fiscal 2009	$5,600
Fiscal 2010 - 2014	$34,300

We invest plan assets based on a total return on investment approach, pursuant to which the plan assets include a diversified blend of equity and fixed income investments toward a goal of maximizing the long-term rate of return without assuming an unreasonable level of investment risk. We determine the level of risk based on an analysis of plan liabilities, the extent to which the value of the plan assets satisfies the plan liabilities and our financial condition. Our investment policy includes target allocations ranging from 30% to 70% for equity investments, 20% to 60% for fixed income investments and 0% to 50% for cash equivalents. The equity portion of the plan assets represents growth and value stocks of small, medium and large companies. We measure and monitor the investment risk of the plan assets both on a quarterly basis and annually when we assess plan liabilities.

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

In January 2005, we contributed $11,795 to the ESI Pension Plan. This amount represents the total amount we intend to contribute to the ESI Pension Plan in 2005.

During 2002, we increased our minimum pension liability with respect to our obligations under the ESI Pension Plan by $5,020, and we recorded a corresponding $3,051 reduction in shareholders’ equity, which was net of a $1,969 deferred tax asset. During 2003, we reduced our minimum pension liability by $1,029 as a result of obtaining an investment return on plan assets in excess of our original estimates, and we recorded a corresponding $625 increase in shareholders’ equity, which was net of a $404 deferred tax asset. During 2004, we increased our minimum pension liability by $2,089 as a result of obtaining an investment return on plan assets less than our original estimates, and we recorded a corresponding $1,269 reduction in shareholders’ equity, which was net of a $820 deferred tax asset.

Retirement Savings Plan. Our ESI 401(k) Plan, a defined contribution plan, covers substantially all of our employees. Prior to March 19, 2004, our contributions under the ESI 401(k) plan were made in cash to a fund that invested in our common stock, which a plan participant could not redirect to other plan investment options until the participant reached age 55. All of our contributions under the ESI 401(k) plan that we have made on and after March 19, 2004 have been in the form of cash to plan investment options directed by the participant.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were $3,246 for December 31, 2004, $2,856 for the year ended December 31, 2003, and $2,734 for the year ended December 31, 2002.

8.                                      Stock Option and Key Employee Incentive Plans

Under the 1994 Stock Plan, a maximum of 810,000 shares of our common stock may be issued upon exercise of options. Under the 1997 Stock Plan, a maximum of 1.5% of our outstanding shares of common stock may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Stock Plan, a maximum of 8,100,000 shares of our common stock may be issued upon exercise of options and pursuant to other forms of awards. Under the 1999 Directors Stock Plan, a maximum of 500,000 shares of our common stock may be issued upon exercise of options. Under all Plans, the option price may not be less than 100% of the fair market value of our common stock on the date of grant. Under the 1994 Stock Plan and 1997 Stock Plan, the options vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. Under the 1999 Directors Stock Plan, the options vest and become exercisable on the first anniversary of the grant. The maximum term of options granted under the 1994 Stock Plan and 1997 Stock Plan is 10 years and 2 days from the date of grant. The maximum term of options granted under the 1999 Directors Stock Plan: (a) prior to January 25, 2005, was 10 years from the date of grant; and (b) on or after January 25, 2005, is seven years from the date of grant. The options outstanding, granted, forfeited and exercised for the three years ended December 31, 2004 are as follows:

	2004		2003		2002
	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price
Outstanding at beginning of year	3,232,068	$16.37	3,791,415	$11.95	3,765,446	$10.38
Granted	777,500	49.42	927,000	24.63	938,000	17.98
Forfeited	(176,010)	34.73	(61,674)	19.57	(26,670)	13.08
Exercised	(563,616)	15.26	(1,424,673)	9.84	(885,361)	11.63
Outstanding at end of year	3,269,942	$23.43	3,232,068	$16.37	3,791,415	$11.95

	Exercise Price Range
	$ 5.97-$8.03	$ 9.72-$12.13	$ 14.75-$21.78	$ 22.48-$31.45	$ 34.30-$51.20	Total
Options outstanding at end of year	311,118	731,920	727,713	775,691	723,500	3,269,942
Weighted average exercise price on options outstanding	$6.66	$10.51	$17.22	$24.12	$49.21	$23.43
Weighted average remaining contractual life	4.2 years	4.4 years	6.1 years	8.0 years	9.1 years	6.7 years
Options exercisable at end of year	311,118	731,920	534,656	327,299	36,999	1,941,992
Weighted average exercise price on exercisable options outstanding	$6.66	$10.51	$17.20	$24.50	$50.09	$14.85

In January 2005, the Compensation Committee of our Board of Directors awarded additional stock options for 486,400 shares of our common stock. The effective date of this award was February 2, 2005 and the exercise price is $49.74 per share.

9.                                      Letters of Credit

During the year ended December 31, 2004, we provided a $7,000 irrevocable standby letter of credit to one of our insurers to secure the surety bonds issued by that insurer which are required as part of our normal course of operations by various education authorities that regulate us. The letter of credit is collateralized by our investments. As of

December 31, 2004, the total face value of those surety bonds was $9,290. In addition, we have provided a $2,143 irrevocable letter of credit to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

10.                               Commitments and Contingent Liabilities

Lease Commitments. We lease most of our facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 12 years and we expect that:

•                  those leases will be renewed or replaced by other leases in the normal course of business;

•                  we may purchase the facilities represented by those leases; or

•                  we may purchase or build other replacement facilities.

There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

Rent expense was $26,546 for the year ended December 31, 2004, $26,748 for the year ended December 31, 2003, and $29,421 for the year ended December 31, 2002.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 are as follows:

2005	$26,436
2006	23,554
2007	20,548
2008	19,798
2009	14,024
Later Years	24,889
$129,249

Future minimum rental payments related to equipment leases are not significant.

We purchased one of our facilities for $4,709 in January 2005 and paid the purchase price with cash from operations.

Contingent Liabilities. From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover. Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at December 31, 2004 aggregated $976, for which we have reserved $944 for our guarantee obligation.

On November 5, 1999, a qui tam action was filed in the United States District Court for the Southern District of Texas by two former employees (“relators”) on behalf of themselves and the federal government under the following caption: United States ex rel. Dan Graves and Susan Newman v. ITT Educational Services, Inc., et al. (the “Graves Action”). The Graves Action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3730, by us, one of our employees and our registered public accounting firm in connection with how we compensated our sales representatives. The relators seek various forms of recovery on behalf of themselves and the federal government, including: (a) treble the amount of unspecified damages sustained by the federal government; (b) a civil penalty of up to $10,000 for each violation of the False Claims Act; (c) double back pay for Susan Newman; and (d) attorney’s fees, costs and interest.

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

On May 25, 2001, the DOJ declined to intervene in the Graves Action. On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support the claims and gave the relators 20 days to file an amended complaint. The relators filed an amended complaint on April 22, 2002 against all of the defendants. On March 31, 2003, the court issued a final judgment in the Graves Action dismissing with prejudice all of the relators’ claims against us and all of the other defendants for failure to state a claim. On April 28, 2003, the relators filed a notice of appeal to the United States Court of Appeals for the Fifth Judicial Circuit (“5th Circuit”). On October 20, 2004, the 5th Circuit affirmed the district court’s judgment that dismissed with prejudice all of the relators’ claims against us and the other defendants in the Graves Action. On November 3, 2004, the relators filed a petition with the 5th Circuit requesting a rehearing en banc of the relators’ appeal. On November 18, 2004, the 5th Circuit denied the relators’ request for a rehearing. On or about February 17, 2005, the relators filed a petition with the U.S. Supreme Court requesting that the Court hear the relators’ appeal of the 5th Circuit’s affirmation of the district court’s judgment dismissing the Graves action.

                On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee ("relator") on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the "Olson Action"). The relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance and grading, graduate placement and course materials in order to fraudulently participate in the federal student financial aid programs. The complaint seeks an unspecified judgment and attorney's fees and costs. We were served with the Olson Action after the DOJ declined to intervene in the litigation. We intend to defend ourselves vigorously against the allegations made in the complaint.

On February 25, 2004, federal agents executed search warrants at our corporate headquarters and at ten of our 77 ITT Technical Institutes nationwide. On that same date, our Directors and executive officers and some of our other employees each received a federal grand jury subpoena that was issued, along with the search warrants, by the U.S. District Court, Southern District of Texas, located in Houston, Texas. The search warrants and subpoenas seek broad categories of documents, including documents containing information relating to our figures and rates for placement, retention, graduation and attendance, recruitment and admissions materials, student grades, graduate salaries, transferability of credits to other institutions, and personnel records. Although no formal charges have been filed, we believe that the DOJ is investigating claims alleging, among other matters, falsification of records relating to student attendance, grades and academic progress and graduate job placement statistics, and fraudulent misrepresentations regarding the transferability of credits, graduation rates and graduates’ salaries. We, our Directors and our executive officers are continuing to work with the DOJ to resolve its investigation. The costs that we have incurred in connection with the DOJ investigation have had a material adverse effect on our financial condition and results of operations, and we cannot assure you that the ultimate outcome of the DOJ investigation will not have a further material adverse effect on our financial condition and results of operations.

On March 4, 2004, we were notified by the Fort Worth, Texas regional office of the SEC that it had initiated an inquiry into the allegations being investigated by the DOJ as described in the preceding paragraph. We are cooperating with the SEC in its inquiry. We cannot assure you, however, that the ultimate outcome of the SEC inquiry will not have a material adverse effect on our financial condition or results of operations.

In October 2002, the Office of the Attorney General for the State of California (“CAG”) informed us that it had initiated an investigation of our ITT Technical Institutes in California. We believe that the CAG’s investigation is in response to one or more qui tam actions filed against us under the state and/or federal False Claims Acts. The CAG has not asserted any claims against us. Based on the information that the CAG has requested, however, we believe that the CAG is investigating, among other matters, whether one or more of our California ITT Technical Institutes:

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

On August 19, 2004, a consolidated complaint in a securities class action lawsuit was filed against us and ten of our current and former Directors and executive officers in the U.S. District Court for the Southern District of Indiana under the following caption: City of Austin Police Retirement System, Individually And On Behalf Of All Others Similarly Situated v. ITT Educational Services, Inc., et al. This action is a result of the court’s June 18, 2004 order to consolidate 13 separate securities class action lawsuits filed from February 26, 2004 through April 23, 2004. The consolidated complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by engaging in an unlawful course of conduct, pursuant to which the defendants knowingly or recklessly engaged in acts, transactions, practices and courses of business to conceal adverse material information about our financial condition, and that this conduct operated as a fraud and deceit upon the plaintiffs. The complaint also alleges that the defendants made various deceptive and untrue statements of material facts and omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading to the plaintiffs, causing the plaintiffs to purchase our securities at artificially inflated prices. The putative class period in this action is from October 17, 2002 through March 8, 2004. The plaintiffs seek, among other things, an award of unspecified compensatory damages, interest, costs, expenses and attorney’s fees. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint. We cannot assure you, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

On or about April 29, 2004, a consolidated complaint in a shareholder derivative lawsuit was filed against five of our current and former executive officers, ten of our current and former Directors and PricewaterhouseCoopers LLP (“PWC”), our independent registered public accounting firm, in the Superior Court of Hamilton County, Indiana under the following caption: In Re ITT Educational Services, Inc. Derivative Litigation. This action is a result of the court’s March 30, 2004 order to consolidate two separate shareholder derivative lawsuits filed on or about February 27, 2004. On December 1, 2004, the court dismissed the consolidated complaint without prejudice and gave the plaintiffs 30 days to replead their complaint. On January 3, 2005, the plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that:

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

The amended consolidated complaint seeks unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees. All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

On September 7, 2004, a shareholder derivative lawsuit was filed against five of our current and former executive officers, ten of our current and former Directors and PWC, in the U.S. District Court for the Southern District of Indiana under the following caption: Alaska Electrical Pension Fund Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al. The complaint alleges, among other things, that the defendants caused us to violate state and federal education finance laws and regulations by falsifying our student records and federal securities laws by falsifying our accounting, auditing and financial reporting between October 2002 and April 2004. As a result, the complaint alleges, among other things, that the individual defendants:

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

•                  will be and have been unjustly enriched at our expense; and

•                  violated Section 10(b) of the Exchange Act and Rule 10-5 promulgated thereunder by:

•                  disseminating or approving false statements that they knew or recklessly disregarded were misleading;

•                  failing to disclose material facts necessary in order to make those statements not misleading; and

•                  misappropriating our proprietary information.

In addition, the complaint alleges, among other things, that PWC:

•                  violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

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

The complaint seeks unspecified damages, extraordinary equitable and/or injunctive relief, punitive damages, costs and expenses, attorneys’ fees, pre-judgment interest, an order directing the defendants to account for all damages caused by them and all profits, special benefits and unjust enrichment they obtained, and an order directing us to reform and improve our corporate governance and internal control procedures. On December 8, 2004, the parties agreed to stay this action pending the entry of a final judgment in the In Re ITT Educational Services, Inc. Derivative Litigation action, except that the stay will be lifted if a subsequently filed shareholder derivative lawsuit is filed in the Southern District of Indiana and the defendants are unable to enter into a similar stay of that action. All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

On November 17, 2004, a shareholder derivative lawsuit was filed against ten of our current and former Directors, in the Chancery Court of New Castle County, Delaware under the following caption: Albert Reitan, derivatively on behalf of nominal defendant ITT Educational Services, Inc. v. Rand V. Araskog, et al. The complaint alleges, among other things, that the defendants abdicated their fiduciary duty of good faith to us by making no effort to oversee our operations and business practices to ensure that we comply with all applicable laws, rules and regulations. The complaint seeks unspecified damages, equitable relief, attorneys’ fees, accountants’ fees, experts’ fees, costs and expenses. All of the defendants intend to defend themselves vigorously against the allegations in the complaint.

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

On July 7, 2004, we received a derivative demand letter pursuant to Del. Ct. Ch. R. 23.1 on behalf of Mr. Stein, a purported shareholder, demanding that our Board of Directors commence a civil action against each of our current Directors, one former Director and four of our current and former executive officers to recover for our benefit the amount of damages sustained by us as a result of the misconduct alleged in the letter.  The misconduct alleged in the letter is similar to the type of misconduct alleged against the individual defendants in the consolidated shareholder derivative lawsuit described above.  The demand letter indicates that Mr. Stein will commence a shareholder’s derivative action on our behalf, if our Board does not commence an action as demanded therein within a reasonable period of time.  We have informed Mr. Stein that our Board has deferred its decision with respect to Mr. Stein’s demand until the conclusion of the DOJ investigation of us, the inquiry initiated by the SEC into the allegations being investigated by the DOJ and the securities class action lawsuits filed against us, or until the receipt of additional information concerning the allegations made in the demand.

On October 26, 2004, a lawsuit was filed against us in the Chancery Court of New Castle County, Delaware under the following caption: Arthur Stein v. ITT Educational Services, Inc. The complaint alleges that we violated Section 220 of the Delaware General Corporation Law by refusing to allow Mr. Stein to inspect and make copies of our books and records relating to the misconduct alleged in his derivative demand letter described above. The complaint seeks an order compelling us to permit Mr. Stein to inspect and make copies of our books and records, and to pay his costs, expenses and attorney’s fees to prosecute this action. We intend to defend the action vigorously.

On December 15, 2004, a lawsuit was filed against us, our internal committee that administers our 401(k) retirement savings plan (the “Plan”), the chairperson of that committee and a number of other unnamed entities and individuals, in the United States District Court for the Southern District of Indiana under the following caption: William Curry, individually and on behalf of all others similarly situated v. ITT Educational Services, Inc., et al. The complaint alleged, among other things, that the defendants breached their fiduciary duties under Section 502 of the Employee Retirement Income Security Act (“ERISA”) that are owed to the participants and beneficiaries of the Plan by failing to prudently manage the Plan’s assets. Allegedly, the breach arose from the Plan’s holding and acquisition of our common stock when the defendants knew or should have known that our common stock was not a suitable and appropriate investment for the Plan. The complaint alleged that our common stock was an inappropriate investment, because we supposedly misrepresented our operational success and the subsequent disclosure of those misrepresentations caused the price of our common stock to decrease. As a result of this decrease in the price of our common stock, the complaint alleged that the value of the Plan assets suffered losses. The plaintiff sought to certify this action as a class action to include all participants in the Plan and their beneficiaries, excluding the defendants and their immediate family members, for whose accounts the Plan fiduciaries made or maintained investments in our common stock from October 17, 2002 through March 18, 2004. The plaintiff also sought, among other things:

•                  a declaration that the defendants breached their fiduciary duties under ERISA to the Plan;

•                  to require the defendants to restore to the Plan all losses resulting from the alleged imprudent investment of the Plan’s assets;

•                  to require the defendants to restore to the Plan all profits that the defendants made through their use of the Plan’s assets;

•                  to require the defendants to restore to the Plan all profits that the Plan would have realized had the defendants fulfilled their fiduciary obligations under ERISA;

•                  other unspecified equitable restitution and monetary relief;

•                  a constructive trust with respect to any unjust enrichment received by the defendants at the expense of the Plan as a result of the defendants’ alleged breach of their fiduciary duties under ERISA;

•                  to enjoin the defendants from further violating their fiduciary duties under ERISA;

•                  the appointment of independent fiduciaries to administer the Plan; and

•                  costs and attorneys’ fees.

The plaintiff filed a notice to voluntarily dismiss this action on January 25, 2005, and the court dismissed this action without prejudice on the same date.

The current and former executive officers named in one or more of the securities class action, shareholder derivative and Plan class action lawsuits and derivative demand letter described above include: Gene A. Baugh, Rene R. Champagne, Clark D. Elwood, Nina F. Esbin, Eugene W. Feichtner, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

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

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

(In thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2004	$1,644	$11,996	$(12,122)	$1,518
Year Ended December 31, 2003	$1,810	$6,134	$(6,300)	$1,644
Year Ended December 31, 2002	$2,216	$6,872	$(7,278)	$1,810

FFEL Reserve(1):
Year Ended December 31, 2004	$32	$(32)	$—	$—
Year Ended December 31, 2003	$165	$(133)	$—	$32
Year Ended December 31, 2002	$85	$80	$—	$165

(1) Represents Federal Family Education Loan/Perkins Loan programs.

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY RESULTS

FOR 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31		Year
2003
Revenue	$119,000	$124,831	$134,382	$144,643		$522,856
Cost of educational services	$68,333	$72,449	$69,681	$69,543	(a)	$280,006
Student services and administrative expenses	$36,998	$36,924	$39,495	$34,912		$148,329
Operating income	$13,669	$15,458	$25,206	$40,188	(a)	$94,521
Interest income, net	$448	$550	$551	$446		$1,995
Net income	$8,682	$9,845	$15,841	$24,490		$58,858
Earnings per share
Basic	$0.19	$0.22	$0.35	$0.54		$1.31
Diluted	$0.19	$0.21	$0.34	$0.52		$1.27

2004
Revenue	$141,730	$150,931	$157,945	$167,228		$617,834
Cost of educational services	$76,493	$78,010	$75,033	$69,211	(a)	$298,747
Student services and administrative expenses	$41,449	$45,045	$43,771	$44,131		$174,396
Special legal and other investigation costs (b)	$9,700	$5,606	$9,837	$—		$25,143
Operating income	$14,088	$22,270	$29,304	$53,886	(a)	$119,548
Interest income, net	$709	$648	$959	$1,518		$3,834
Net income	$9,026	$13,980	$18,460	$33,797		$75,263
Earnings per share
Basic	$0.20	$0.31	$0.40	$0.74		$1.64
Diluted	$0.19	$0.30	$0.39	$0.72		$1.61

(a) Includes $1,902 in the three months ended December 31, 2003 and $3,550 in the three months ended December 31, 2004 related to year-end inventory adjustments.

(b) Accrued estimated legal and other investigation costs associated with the DOJ investigation, the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

	By:	/s/ Rene R. Champagne
Dated: March 15, 2005		Rene R. Champagne
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene R. Champagne	Chairman, Chief Executive	March 15, 2005
Rene R. Champagne	Officer and Director (Principal
Executive Officer)

/s/ Kevin M. Modany	Senior Vice President and Chief	March 15, 2005
Kevin M. Modany	Financial Officer (Principal
Financial Officer)

/s/ Julie A. Shedd	Vice President, Controller and	March 15, 2005
Julie A. Shedd	Treasurer (Principal Accounting
Officer)

/s/ Rand V. Araskog	Director	March 15, 2005
Rand V. Araskog

/s/ John F. Cozzi	Director	March 15, 2005
John F. Cozzi

/s/ John E. Dean	Director	March 15, 2005
John E. Dean

/s/ James D. Fowler, Jr.	Director	March 15, 2005
James D. Fowler, Jr.

/s/ Joanna T. Lau	Director	March 15, 2005
Joanna T. Lau

/s/ Harris N. Miller	Director	March 15, 2005
Harris N. Miller

/s/ Daniel P. Weadock	Director	March 15, 2005
Daniel P. Weadock

/s/ Vin Weber	Director	March 15, 2005
Vin Weber

INDEX TO EXHIBITS

Exhibit No	Description

3.1	(1) Restated Certificate of Incorporation, as Amended to Date

3.2	(2) Restated By-laws, as Amended to Date

10.1	(3) Registration Rights Agreement between ITT/ESI and ITT

10.2	(3) Tax Sharing Agreement between ITT/ESI and ITT

10.3	(3) Intercompany Agreement between ITT/ESI and ITT

10.4	(3) Trade Name and Service Mark License Agreement between ITT/ESI and ITT

10.5	(3) Employee Benefits and Administrative Services Agreement between ITT/ESI and ITT

10.6	(3) Treasury Services and Credit Facilities Agreement between ITT/ESI and ITT

10.7	*(4) ITT Educational Services, Inc. 1994 Stock Option Plan

10.8	*(5) 1997 ITT Educational Services, Inc. Incentive Stock Plan

10.9	(6) Employee Benefits Agreement between ITT/ESI and ITT

10.10	(6) Income Tax Sharing Agreement between ITT/ESI, ITT and Starwood Hotels & Resorts Worldwide, Inc.

10.11	(6) Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation

10.12	(7) Amended and Restated Registration Rights Agreement between ITT/ESI and ITT

10.13	(8) Stockholder Agreement between ITT/ESI and ITT

10.14	*(9) ESI 401(k) Plan

10.15	*(6) ESI Excess Savings Plan

10.16	*(10) ESI Pension Plan

10.17	(11) Stock Repurchase Agreement between ITT/ESI and ITT

10.18	(12) First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation

10.19	*(1) ESI Excess Pension Plan

10.20	*(13) 1999 Outside Directors Stock Option Plan

10.21	*(14) ESI Non-Employee Directors Deferred Compensation Plan

10.22	*(15) ESI Executive Deferred Bonus Compensation Plan

10.23	*(16) First Amendment of ESI Pension Plan

10.24	(16) Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)

10.25	*(16) First Amendment to ESI Excess Savings Plan

10.26	*(17) Second Amendment of ESI Pension Plan

10.27	*(18) ESI Senior Executive Severance Pay Plan

10.28	*(18) ESI Special Senior Executive Severance Pay Plan

10.29	* (19) Third Amendment of ESI Pension Plan

10.30	* (19) Restated ESI 401(k) Plan, as Amended to Date

10.31	* (20) First Amendment of ESI 401(k) Plan

10.32	* (21) Second Amendment to ESI Excess Savings Plan

10.33	* (22) Fourth Amendment of ESI Pension Plan

10.34	* (23) Third Amendment to ESI Excess Savings Plan

10.35	* (23) First Amendment to ESI Excess Pension Plan

10.36	* (23) Fifth Amendment to ESI Pension Plan

10.37	* (23) First Amendment to the 1999 Outside Directors Stock Option Plan

10.38	* (23) First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan

10.39	* (24) Second Amendment of ESI 401(k) Plan

10.40	* (25) Sixth Amendment to ESI Pension Plan

10.41	* (26) Third Amendment to ESI 401(k) Plan

10.42	* (27) Second Amendment to the 1999 Outside Directors Stock Option Plan

10.43	* (28) Separation and General Release Agreement

10.44	* (29) 1999 Outside Directors Stock Option Plan-Form of Non-Qualified Stock Option Agreement

10.45	* (29) 1997 ITT Educational Services, Inc. Incentive Stock Plan-Form of Nonqualified Stock Option Award Agreement

10.46	* (29) Seventh Amendment of ESI Pension Plan

10.47	* (30) Third Amendment to the 1999 Outside Directors Stock Option Plan

10.48	* Summary of Certain Director and Executive Compensation

11	Statement re Computation of Per Share Earnings

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

*The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation
S-K.

(1)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1999 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1994 Annual Report on Form 10-K is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(7)	The copy of this exhibit filed as Exhibit 99.2 to Starwood Hotels & Resorts Worldwide, Inc.’s and ITT’s Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.
(8)	The copy of this exhibit filed as Exhibit 99.1 to Starwood Hotels & Resorts Worldwide, Inc.’s and ITT’s Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.
(9)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.
(10)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(11)	The copy of this exhibit filed as Exhibit 99.1 to ITT/ESI’s current report on Form 8-K dated December 21, 1998 is incorporated herein by reference.
(12)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 Annual Report on Form 10-K is incorporated herein by reference.
(13)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.
(14)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1999 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(15)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(16)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(17)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(18)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(19)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 Annual Report on Form 10-K is incorporated herein by reference.
(20)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(21)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(22)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 Annual Report on Form 10-K is incorporated herein by reference.
(23)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(24)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 Annual Report on Form 10-K is incorporated herein by reference.
(25)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(26)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(27)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(28)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(29)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(30)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 25, 2005 is incorporated herein by reference.