Form 10-Q
period 2005-03-31
ITT EDUCATIONAL SERVICES INC
filed 2005-04-26
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes       ☐      No       ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                Yes       ☒      No       ☐

46,165,579

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2005

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission
March 31, 2005

PART I

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2005	December 31, 2004	March 31, 2004
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,575	$9,389	$23,056
Restricted cash	—	8,194	—
Short-term investments	320,563	332,570	222,227
Accounts receivable, net	12,785	10,430	8,519
Deferred and prepaid income tax	8,128	6,587	6,846
Prepaids and other current assets	14,898	5,611	6,972
Total current assets	381,949	372,781	267,620
Property and equipment, net	107,180	98,746	79,660
Direct marketing costs	15,609	14,713	11,979
Investments	5,182	6,363	20,674
Other assets	981	786	961
Total assets	$510,901	$493,389	$380,894

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$36,748	$33,769	$36,627
Accrued compensation and benefits	10,837	16,122	12,335
Other accrued liabilities	30,573	26,418	25,878
Deferred revenue	150,663	156,792	127,685
Total current liabilities	228,821	233,101	202,525
Deferred income tax	10,778	12,842	4,709
Minimum pension liability	9,101	9,101	7,012
Other liabilities	7,069	3,271	3,004
Total liabilities	255,769	258,315	217,250

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,068,904 issued and outstanding	540	540	540
Capital surplus	61,872	59,657	57,097
Retained earnings	308,172	293,910	228,397
Accumulated other comprehensive (loss)	(5,532)	(5,532)	(4,263)
Treasury stock, 7,903,325, 8,074,919 and 8,353,475 shares, at cost	(109,920)	(113,501)	(118,127)
Total shareholders’ equity	255,132	235,074	163,644
Total liabilities and shareholders’ equity	$510,901	$493,389	$380,894

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue	$160,153	$141,730

Costs and Expenses
Cost of educational services	80,121	76,493
Student services and administrative expenses	49,194	41,449
Special legal and other investigation costs	7,712	9,700
Total costs and expenses	137,027	127,642

Operating income	23,126	14,088

Interest income, net	1,714	709

Income before income taxes	24,840	14,797

Income taxes	9,812	5,771

Net income	$15,028	$9,026

Earnings per common share (basic):	$0.33	$0.20
Earnings per common share (diluted):	$0.32	$0.19

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows provided by (used for) operating activities:
Net income	$15,028	$9,026
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,296	4,867
Provision for doubtful accounts	2,871	2,501
Deferred taxes	(3,604)	(3,922)
Increase/decrease in operating assets and liabilities:
Short-term investments	—	(2,074)
Accounts receivable	(5,226)	(1,622)
Direct marketing costs	(896)	(1,135)
Accounts payable and accrued liabilities	5,666	2,765
Prepaids and other assets	(9,482)	(3,488)
Deferred revenue	(6,129)	(2,679)
Net cash provided by (used for) operating activities	2,524	4,239

Cash flows provided by (used for) investing activities:
Facility expenditures and land purchases	(9,584)	—
Capital expenditures, net	(3,146)	(3,024)
Proceeds from sales and maturities of investments	193,747	240,986
Purchase of investments	(180,559)	(279,177)
Net cash provided by (used for) investing activities	458	(41,215)

Cash flows provided by (used for) financing activities:
Exercise of stock options	5,010	8,494
Net cash provided by (used for) financing activities	5,010	8,494

Net increase (decrease) in cash, cash equivalents and restricted cash	7,992	(28,482)

Cash, cash equivalents and restricted cash at beginning of period	17,583	51,538

Cash, cash equivalents and restricted cash at end of period	$25,575	$23,056

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

						Accumulated Other
	Common Stock		Capital	Retained	Comprehensive	Comprehensive	Treasury Stock
	Shares	Amount	Surplus	Earnings	Income	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2003	54,069	$540	$52,688	$221,400		$(4,263)	(8,638)	$(124,241)	$146,124
Exercise of stock options			614	(2,753)			563	10,740	8,601
Tax benefit from exercise of stock options			6,355						6,355
Comprehensive income:
Net income for 2004				75,263	$75,263				75,263
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)
Other comprehensive income					(1,269)
Comprehensive income					$73,994
Balance as of December 31, 2004	54,069	540	59,657	293,910		(5,532)	(8,075)	(113,501)	235,074
For the three months ended March 31, 2005 (unaudited):
Exercise of stock options			196	(766)			171	3,575	3,005
Tax benefit from exercise of stock options			2,005						2,005
Issue treasury stock for Directors Deferred Compensation Plan			14				1	6	20
Net income				15,028					15,028
Balance as of March 31, 2005	54,069	$540	$61,872	$308,172		$(5,532)	(7,903)	$(109,920)	$255,132

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Dollar amounts in thousands, except per share data and unless otherwise stated)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of ITT Educational Services, Inc. and its wholly-owned subsidiaries.  We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with and pursuant to those principles, rules and regulations have been omitted.  In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004.

2.       Summary of Certain Accounting Principles and Policies

Revision in the Classification of Certain Cash Equivalents and Investments.  Certain cash equivalents and investments reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.  Previously, some of our investments in auction rate debt securities and variable rate demand notes were recorded in cash and cash equivalents instead of short-term investments, based on their interest reset dates rather than their remaining contractual maturity dates.  In addition, we had classified some of our investments in auction rate debt securities, variable rate demand notes and auction rate preferred equity securities as held-to-maturity securities instead of available-for-sale securities.

As a result, our Consolidated Balance Sheets were affected as follows:

•      cash and cash equivalents decreased and short-term investments increased by $163,372 as of March 31, 2004; and

•      investments as of March 31, 2004 did not change.

We also made corresponding adjustments to our Consolidated Statements of Cash Flows for the three months ended March 31, 2004, as follows:

•                  net cash provided by proceeds from sales and maturities of investments increased $217,830 for the three months ended March 31, 2004;

•                  net cash used for purchase of investments increased $255,971 for the three months ended March 31, 2004; and

•                  net increase (decrease) in cash, cash equivalents and restricted cash decreased $38,141 for the three months ended March 31, 2004.

The reclassifications had no impact on our total current assets, cash flows provided by (used for) operating activities, or total consolidated results reported in any period presented.

Stock Options.  We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan (“1994 Stock Plan”) and the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”). We also established the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”), which provides for awards of non-qualified stock options to non-employee Directors.  The 1994 Stock Plan, the 1997 Stock Plan and the 1999 Directors Stock Plan are referred to herein collectively as the “Plans.”  We have adopted the disclosure only provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Accordingly, no compensation cost has been recognized in the financial statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board (“APB”) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been reduced to the proforma amounts indicated below:

		Three Months Ended March 31,
		2005	2004
Net income as reported		$15,028	$9,026
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(1,942)	(1,922)

Proforma net income		$13,086	$7,104

Earnings per share:
Basic as reported		$0.33	$0.20
Basic proforma		$0.28	$0.16
Impact of stock options		$(0.05)	$(0.04)

Diluted as reported		$0.32	$0.19
Diluted proforma		$0.28	$0.15
Impact of stock options		$(0.04)	$(0.04)

The fair value of each option grant: (a) in 2005 was estimated on the date of grant using the AON Actuarial Binomial Model for stock option pricing with the following assumptions for the three months ended March 31, 2005; and (b) in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2004.

	Three Months Ended March 31,
	2005	2004
Risk free interest rates	3.8%	3.2%
Expected lives (in years)	4.89	5.0
Volatility	46%	57%
Dividend yield	None	None

Leases.  We lease our non-owned facilities under operating lease agreements.  Certain of our lease agreements contain:  renewal options, which can be exercised after the initial lease term; rent holidays; tenant improvement allowances; and/or rent escalation clauses.  We record rent expense associated with each lease agreement evenly over the term of the lease in accordance with SFAS No. 13, “Accounting for Leases.”.  The difference between rent expense recorded and amounts paid is recorded as accrued rent on our Consolidated Balance Sheets.  We amortize leasehold improvements using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease.

3.       New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under this revised standard, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. We expect to adopt SFAS No. 123R in our 2006 fiscal year on a modified-prospective basis without restating prior periods, which will require that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date. We are currently evaluating the impact that SFAS No. 123R will have on our financial condition or results of operations.

4.       Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities (pursuant to which we accrue probable legal costs associated with a claim or a potential claim), we recorded a charge of $7,712 in the three months ended March 31, 2005 and $9,700 in the three months ended March 31, 2004 for estimated legal costs associated with the investigation of us being conducted by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”), as described below in Note 10.  We were billed $2,214 of those legal costs in the three months ended March 31, 2005 and $15,950 of those legal costs in the year ended December 31, 2004.  We regularly evaluate the reasonableness of our estimate of the probable legal costs associated with the Actions and make any adjustments considered necessary.  We believe that it is probable that we will incur at least $28,417 in legal costs related to these matters ($20,705 recorded in the year ended December 31, 2004 and $7,712 recorded in the three months ended March 31, 2005).  Due to the uncertainty regarding the outcomes of these matters, however, we cannot estimate the maximum amount of costs that we could potentially incur with respect to these matters.  In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that are probable we will incur.  If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

We did not incur any non-legal costs related to the Actions during the three months ended March 31, 2005 or 2004.  We incurred $4,438 of non-legal costs related to the Actions during the year ended December 31, 2004.

5.       Investments

We have investments in marketable debt and auction rate preferred equity securities, which are classified as available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities.  Marketable debt securities classified as available-for-sale securities that have remaining contractual maturity dates in excess of 90 days at the time of purchase are recorded at their market value. Marketable debt securities classified as held-to-maturity securities are recorded at their amortized cost, because we have the intent and ability to hold those investments until they mature.  Auction rate preferred equity securities classified as available-for-sale securities are recorded at their market value.  Investments that we intend to hold for more than one year are recorded as non-current investments.

Our investments included auction rate debt securities, variable rate demand notes and auction rate preferred equity securities that were classified as available-for-sale securities and recorded in short-term investments and investments on our Consolidated Balance Sheets as of March 31, 2005, December 31, 2004 and March 31, 2004.  Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate those investments.  We also had no material gross unrealized holding or realized gains (losses) from our investments in auction rate debt securities and variable rate demand notes for the three months ending March 31, 2005 and 2004.  All income generated from those investments was recorded as interest income.

The cost of securities sold is based on the first-in, first-out method.  All of our investments are in marketable debt and auction rate preferred equity securities.

	As of March 31, 2005			As of Dec. 31, 2004			As of March 31, 2004
	Available- For-Sale	Held-to- Maturity	Total	Available- For-Sale	Held-to- Maturity	Total	Trading Securities	Available- For-Sale	Held-to- Maturity	Total
Short-term investments	$300,726	$19,837	$320,563	$309,567	$23,003	$332,570	$15,165	$193,713	$13,349	$207,062
Non-current investments	1,002	4,180	5,182	1,000	5,363	6,363	—	15,355	5,319	20,674
	$301,728	$24,017	$325,745	$310,567	$28,366	$338,933	$15,165	$209,068	$18,668	$227,736

The contractual maturities of our marketable debt securities classified as available-for-sale as of March 31, 2005 were as follows:

Available-For-Sale	Fair Value
Due within five years	$10,116
Due after five years through ten years	1,002
Due after ten years	194,187
$205,305

The above table excludes $96,423 of auction rate preferred equity securities that were classified as available-for-sale securities as of March 31, 2005.  Our non-current investments that were classified as held-to-maturity securities as of March 31, 2005 had remaining contractual maturities between one and two years.

6.       Property and Equipment

During the three months ended March 31, 2005, we purchased one facility for $4,725 and expended $4,859 as we continued building facilities on four other parcels of land.

7.       Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.”  This data is based on historical net income and the average number of shares of our common stock outstanding during each period.

	Average Shares Outstanding for the Three Months Ended March 31,

	2005	2004
	(in thousands)
Basic	46,086	45,608
Diluted	47,079	46,763

The difference in the number of shares used to calculate basic and diluted earnings per share represents the average number of shares assumed issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.  Shares underlying outstanding stock options with exercise prices greater than the average market price of our common stock (1,075 shares at March 31, 2005 and 688 shares at March 31, 2004) have been excluded from the calculation of our earnings per common share, because the effect would be antidilutive.

8.       Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan (“Pension Plan”) and the ESI Excess Pension Plan for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Service cost	$1,800	$1,765
Interest cost	725	570
Expected return on assets	(800)	(550)
Recognized net actuarial loss	325	250
Amortization of prior service cost	(22)	(25)
Net periodic pension cost	$2,028	$2,010

In January 2005, we contributed $11,795 to the Pension Plan.  This amount represents the total amount we intend to contribute to the Pension Plan in 2005.

9.       Letters of Credit

During the three months ended March 31, 2005, we continued to provide a $7,000 irrevocable standby letter of credit to one of our insurers to secure the surety bonds issued by that insurer which are required as part of our normal course of operations by various education authorities that regulate us.  The letter of credit is collateralized by our investments.  As of March 31, 2005, the total face value of those surety bonds was $8,397.  In addition, we have continued to provide irrevocable letters of credit in the total amount of $2,143 to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

10.     Contingencies

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

On May 25, 2001, the DOJ declined to intervene in the Graves Action. On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support the claims and gave the relators 20 days to file an amended complaint. The relators filed an amended complaint on April 22, 2002 against all of the defendants. On March 31, 2003, the court issued a final judgment in the Graves Action dismissing with prejudice all of the relators’ claims against us and all of the other defendants for failure to state a claim.  On April 28, 2003, the relators filed a notice of appeal to the United States Court of Appeals for the Fifth Judicial Circuit (“5th Circuit”).  On October 20, 2004, the 5th Circuit affirmed the district court’s judgment that dismissed with prejudice all of the relators’ claims against us and the other defendants in the Graves Action.  On November 3, 2004, the relators filed a petition with the 5th Circuit requesting a rehearing en banc of the relators’ appeal.  On November 18, 2004, the 5th Circuit denied the relators’ request for a rehearing.  On or about February 17, 2005, the relators filed a petition with the U.S. Supreme Court requesting that the Court hear the relators’ appeal of the 5th Circuit’s affirmation of the district court’s judgment dismissing the Graves Action.  On April 18, 2005, the U.S. Supreme Court denied the relators’ petition.

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”).  The relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance and grading, graduate placement and course materials in order to fraudulently participate in the federal student financial aid programs.  The complaint seeks an unspecified judgment and attorney’s fees and costs.  We were served with the Olson Action after the DOJ declined to intervene in the litigation.  We intend to defend ourselves vigorously against the allegations made in the complaint.

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

In October 2002, the Office of Attorney General for the State of California (“CAG”) informed us that it had initiated an investigation of our ITT Technical Institutes in California.  We believe that the CAG’s investigation is in response to one or more qui tam actions filed against us under the state and/or federal False Claims Acts.  The CAG has not asserted any claims against us.  Based on the information that the CAG has requested, however, we believe that the CAG is investigating, among other matters, whether one or more of our California ITT Technical Institutes:

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

On August 19, 2004, a consolidated complaint in a securities class action lawsuit was filed against us and ten of our current and former Directors and executive officers in the U.S. District Court for the Southern District of Indiana under the following caption: City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al.  This action is a result of the court’s June 18, 2004 order to consolidate 13 separate securities class action lawsuits filed from February 26, 2004 through April 23, 2004.  The consolidated complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 10b-5 promulgated thereunder, by engaging in an unlawful course of conduct, pursuant to which the defendants knowingly or recklessly engaged in acts, transactions, practices and courses of business to conceal adverse material information about our financial condition, and that this conduct operated as a fraud and deceit upon the plaintiffs.  The complaint also alleges that the defendants made various deceptive and untrue statements of material facts and omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading to the plaintiffs, causing the plaintiffs to purchase our securities at artificially inflated prices.  The putative class period in this action is from October 17, 2002 through March 8, 2004.  The plaintiffs seek, among other things, an award of unspecified compensatory damages, interest, costs, expenses and attorney’s fees.  All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.  We cannot assure you, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

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

On November 17, 2004, a shareholder derivative lawsuit was filed against ten of our current and former Directors, in the Chancery Court of New Castle County, Delaware under the following caption: Albert Reitan, derivatively on behalf of nominal defendant ITT Educational Services, Inc. v. Rand V. Araskog, et al.  The complaint alleges, among other things, that the defendants abdicated their fiduciary duty of good faith to us by making no effort to oversee our operations and business practices to ensure that we comply with all applicable laws, rules and regulations.  The complaint seeks unspecified damages, equitable relief, attorneys’ fees, accountants’ fees, experts’ fees, costs and expenses.  On March 31, 2005, in response to the parties’ request, the court issued an order staying this action until the entry of a final judgment in the City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. action.  All of the defendants intend to defend themselves vigorously against the allegations in the complaint.

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

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify these statements by the use of words such as “could,” “should,” “would,” “may,”  “will,” “project,” “believe,”

“anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance.  We cannot assure you that future developments affecting us will be those anticipated by our management.  Among the factors that could cause actual results to differ materially are the following:

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

•                  the effects of the DOJ investigation of us, which could result in monetary fines or penalties or other sanctions imposed on us (including our loss of eligibility to participate in student financial aid programs) that could materially adversely affect our financial condition and results of operations;

•                  the results of the SEC inquiry into the allegations being investigated by the DOJ, which could result in the restatement of our financial statements, monetary fines or penalties or other sanctions that could materially adversely affect our financial condition and results of operations; and

•                  the results of the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, which, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1. “Business—Risk Factors” of our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004.  We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004 for discussion of, among other matters, the following items:

•             Cash receipts from financial aid programs

•             Nature of capital additions

•             Seasonality of revenue

•             Components of income statement captions

•             Federal regulations regarding:

•                  Timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”)

•                  Percentage of applicable revenue that may be derived from the Title IV Programs

•                  Return of Title IV Program funds for withdrawn students

•                  Default rates

•             Private loan programs

•             Investments

•             Repurchased shares of our common stock

•             Minimum pension liability

•             Our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others are taught online over the Internet (the “Hybrid Delivery Model”)

Among the factors that could cause our actual results to differ materially include the Actions, as described in Note 10 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.  The effects of the DOJ investigation of us could result in monetary fines or penalties or other sanctions imposed on us, including our loss of eligibility to participate in student financial aid programs, that could materially adversely affect our financial condition and operations.  The results of the SEC inquiry into the allegations being investigated by the DOJ could result in the restatement of our financial statements, monetary fines or penalties or other sanctions that could materially adversely affect our financial condition and operations.  The results of the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenue and student enrollment.  As of March 31, 2005, we were offering associate, bachelor and master degree programs and non-degree diploma programs to more than 40,000 students. We currently have 78 institutes located in 31 states. Each of our institutes is (a) authorized by the applicable education authorities of the states in which it operates and recruits and (b) accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of March 31, 2005, more than 99% of our program offerings were degree programs, and we were seeking authorization to award a degree in the remaining programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name, and our institutes have graduated over 185,000 students since 1976.

In 2004, we opened new institutes and began using learning sites.  A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus.  We plan to open three or four new institutes and add up to four new learning sites to existing institutes in the remainder of 2005.  In 2004, we developed several new residence and online bachelor and associate degree programs.  At the end of 2004, all of our residence associate degree and bachelor degree programs were being taught on a three-day-per-week class schedule or under our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others are taught online over the Internet through the Hybrid Delivery Model.  In 2004, we expanded the use of the Hybrid Delivery Model to most of our institutes.  In 2004, we also expanded our alliance with an international educator in China, pursuant to which more of our curricula are offered to students in China either by us through online programs offered over the Internet or by the international educator through residence programs under a license to use our curricula.  We intend to continue expanding by opening new institutes, adding learning sites to existing institutes, offering a broader range of both residence and online programs at our existing institutes and pursuing new and expanded alliances with both domestic and international educators.  We also intend to further expand our Hybrid Delivery Model by teaching more of the courses in each of our programs online over the Internet and fewer courses in residence on campus.

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

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.  These policies should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004.

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

The cost of the textbooks is included in the tuition and is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets.  Tool kit sales and the related cost of the tool kits are recognized at the beginning of each academic quarter.  Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which, prior to their discontinuance in 2003, were charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average course length of 24 months.  If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds paid as a result of any applicable Refund Policy, is recognized upon the student’s departure.  Administrative fees, which are charged to students when they withdraw or graduate from their programs of study at an institute, are recognized when the students withdraw or graduate from their programs of study.

More than 97% of our revenue represents tuition charges (which include the cost of textbooks and other course materials distributed to students) and less than 3% of our revenue represents bookstore sales and student fees.  The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program.  Each of these factors is known at the time our tuition revenue is calculated and is not subject to estimation.

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

New Accounting Pronouncements

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired.  The disclosure requirements of EITF 03-1, however, are effective for annual periods ending after June 15, 2004.  Until further guidance is provided by the FASB, we are unable to determine the effect, if any, that EITF 03-1 will have on our financial condition or results of operations.  See Note 5 of the Notes to Consolidated Financial Statements set forth elsewhere in this report for additional disclosures regarding our investments.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under this revised standard, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. We expect to adopt SFAS No. 123R in our 2006 fiscal year on a modified-prospective basis without restating prior periods, which will require that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date. We are currently evaluating the impact that SFAS No. 123R will have on our financial condition or results of operations.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated.

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of educational services	50.0	54.0
Student services and administrative expenses	30.8	29.2
Special legal and other investigation costs	4.8	6.9
Operating income	14.4	9.9
Interest income, net	1.1	0.5
Income before income taxes	15.5%	10.4%

The following table sets forth our total student enrollment as of the dates indicated:

	2005		2004
Total Student Enrollment as of	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year
March 31	41,557	8.8%	38,192	18.2%
June 30	Not applicable	Not applicable	38,810	16.0%
September 30	Not applicable	Not applicable	42,222	13.6%
December 31	Not applicable	Not applicable	40,876	10.2%

A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•                              for the first time at that institute;

•                              after graduating from a different program of study at that institute in a prior academic quarter; or

•                              after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our total new student enrollment for the periods indicated:

	2005		2004
New Student Enrollment for the Three Months Ended	New Student Enrollment	Increase Over Prior Year	New Student Enrollment	Increase Over Prior Year
March 31	9,824	6.1%	9,255	28.0%
June 30	Not applicable	Not applicable	10,261	18.3%
September 30	Not applicable	Not applicable	14,534	14.5%
December 31	Not applicable	Not applicable	7,909	8.7%
Total for the year	Not applicable	Not applicable	41,959	16.9%

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year that typically begin in early March, mid-June, early September and late November.  To measure the persistence of our students, the number of continuing students in any academic quarter is divided by the total student enrollment as of the end of the immediately preceding academic quarter.  A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. Total student enrollment includes all new and continuing students enrolled at our ITT Technical Institutes at the end of an academic quarter.

The following table sets forth the rates of our students’ persistence for each quarter in 2005, 2004, and 2003:

Students’ Persistence for the Three Months Ended	2005	2004	2003
March 31	77.6%	78.0%	76.9%
June 30	Not applicable	74.8%	76.6%
September 30	Not applicable	71.3%	73.2%
December 31	Not applicable	78.1%	80.2%

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenue increased $18.5 million, or 13.0%, to $160.2 million in the three months ended March 31, 2005 from $141.7 million in the three months ended March 31, 2004, primarily due to:

•             a 6.0% increase in tuition rates in March 2004 and a 5% increase in tuition rates in March 2005;

•             a 10.2% increase in the total student enrollment at December 31, 2004 compared to December 31, 2003; and

•             a 6.1% increase in new student enrollment at our institutes in the three months ended March 31, 2005 compared to the same period in 2004.

The increases in total and new student enrollment were primarily a result of:

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

Cost of educational services increased $3.6 million, or 4.7%, to $80.1 million in the three months ended March 31, 2005 from $76.5 million in the three months ended March 31, 2004. The principal causes of this increase included:

•            the costs required to service the increased enrollment; and

•            normal inflationary cost increases for wages and other costs of services.

Cost of educational services as a percentage of revenue decreased to 50.0% in the three months ended March 31, 2005 from 54.0% in the three months ended March 31, 2004.  The primary causes of this decrease included:

•            expanded use of the Hybrid Delivery Model;

•            continued facility and faculty utilization efficiencies; and

•            certain fixed costs at our institutes did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Student services and administrative expenses increased $7.7 million, or 18.7%, to $49.2 million in the three months ended March 31, 2005 from $41.5 million in the three months ended March 31, 2004.  The principal causes of this increase included:

•            an increase in the amount of compensation costs as a result of inflation and hiring more financial aid administrators to service a greater number of new and continuing students; and

•            an increase in media advertising costs (25.2%) to promote new program offerings.

Student services and administrative expenses increased to 30.8% of revenue in the three months ended March 31, 2005 compared to 29.2% of revenue in the three months ended March 31, 2004, primarily due to an increase in media advertising costs.

We recorded an incremental charge of $7.7 million for legal costs associated with the Actions during the three months ended March 31, 2005.  See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $9.0 million, or 64.2%, to $23.1 million in the three months ended March 31, 2005 from $14.1 million in the three months ended March 31, 2004.  The operating margin increased to 14.4% of revenue in the three months ended March 31, 2005 from 9.9% in the three months ended March 31, 2004, primarily as a result of:

•            a $2.0 million reduction in special legal and other investigation costs (resulting in a 2.1% increase in margin);

•            expanded use of the Hybrid Delivery Model;

•            continued facility and faculty utilization efficiencies; and

•            certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Income Taxes. Our combined effective federal and state income tax rate in 2005 was 39.5% compared to 39.0% in 2004, primarily due to changes in state tax laws.

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

We did not repurchase any outstanding shares of our common stock during the three months ended March 31, 2005 and 2004.  As of March 31, 2005, our existing repurchase authorization permits us to repurchase an additional 4.2 million shares of our common stock.  We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations.  The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Net cash provided by operating activities was $2.5 million in the three months ended March 31, 2005 compared to $4.2 million in the three months ended March 31, 2004, primarily as a result of a $5.1 million increase in our contribution to the Pension Plan in the three months ended March 31, 2005 compared to the same period in 2004.  As of March 31, 2005, we had $24.0 million of investments that we plan to hold until maturity.  We intend to hold $4.2 million of those investments beyond one year from the Consolidated Balance Sheet date of March 31, 2005.

Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $23.0 million to $150.7 million at March 31, 2005 from $127.7 million at March 31, 2004.  This increase was primarily due to increased tuition revenue resulting from a greater number of students and higher tuition rates, and our students’ increased use of supplemental private loans.

We purchased one facility for $4.7 million during the three months ended March 31, 2005.  We continued building facilities on four other parcels of land at a cost of $4.9 million during the three months ended March 31, 2005.  We have agreed to purchase three parcels of land for $3.9 million (on which we intend to build facilities) and one facility for $7.5 million in the remaining fiscal year ending December 31, 2005. We may purchase additional facilities during the remainder of 2005.  Capital expenditures were $3.1 million in the three months ended March 31, 2005 compared to $3.0 million in the three months ended March 31, 2004.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of March 31, 2005.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In millions)
Operating Lease Obligations	$113.0	$13.3	$43.6	$33.3	$22.8
Purchase Obligations (1)	—	—	—	—	—
Total	$113.0	$13.3	$43.6	$33.3	$22.8

(1)          Does not include agreements to:

•                  purchase three parcels of land for a cost of $3.9 million;

•                  purchase one facility for $7.5 million;

•                  continue building facilities on four parcels of land at a total cost not to exceed $2.4 million; and

•                  purchase custom course materials as needed over the next five years.

These agreements do not constitute contractual purchase obligations that require disclosure under the SEC’s rules and regulations.

Off-Balance Sheet Arrangements

As of March 31, 2005, we leased our non-owned facilities under operating lease agreements.  A majority of the operating leases contain renewal options that can be exercised after the initial lease term.  Renewal options are generally for periods of one to five years.  All operating leases will expire over the next 12 years and management expects that:

•                  those leases will be renewed or replaced by other leases in the normal course of business;

•                  we may purchase the facilities represented by those leases; or

•                  we may purchase or build other facilities.

There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases.  We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us.  We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of March 31, 2005, the total face amount of those surety bonds was $8.4 million. We also have provided a $7.0 million irrevocable standby letter of credit to our insurer to secure our obligations under those surety bonds.  The letter of credit is collateralized by our investments.  In addition, we have provided irrevocable letters of credit in the total amount of $2.1 million to our workers’ compensation insurance providers to secure payment of our workers’ compensation claims.

From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover.  Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at March 31, 2005 aggregated $0.8 million, for which we have fully reserved for our guarantee obligation.

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

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Item 4.              CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis to permit decisions regarding required disclosure.  In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP.  As of the end of our first fiscal quarter of 2005, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 25, 2001, the DOJ declined to intervene in the Graves Action. On March 31, 2002, the court dismissed all of the claims against all of the defendants for failure to allege facts sufficient to support the claims and gave the relators 20 days to file an amended complaint. The relators filed an amended complaint on April 22, 2002 against all of the defendants. On March 31, 2003, the court issued a final judgment in the Graves Action dismissing with prejudice all of the relators’ claims against us and all of the other defendants for failure to state a claim.  On April 28, 2003, the relators filed a notice of appeal to the United States Court of Appeals for the Fifth Judicial Circuit (“5th Circuit”).  On October 20, 2004, the 5th Circuit affirmed the district court’s judgment that dismissed with prejudice all of the relators’ claims against us and the other defendants in the Graves Action.  On November 3, 2004, the relators filed a petition with the 5th Circuit requesting a rehearing en banc of the relators’ appeal.  On November 18, 2004, the 5th Circuit denied the relators’ request for a rehearing.  On or about February 17, 2005, the relators filed a petition with the U.S. Supreme Court requesting that the Court hear the relators’ appeal of the 5th Circuit’s affirmation of the district court’s judgment dismissing the Graves Action.  On April 18, 2005, the U.S. Supreme Court denied the relators’ petition.

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”).  The relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance and grading, graduate placement and course materials in order to fraudulently participate in the federal student financial aid programs.  The complaint seeks an unspecified judgment and attorney’s fees and costs.  We were served with the Olson Action after the DOJ declined to intervene in the litigation.  We intend to defend ourselves vigorously against the allegations made in the complaint.

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

On November 17, 2004, a shareholder derivative lawsuit was filed against ten of our current and former Directors, in the Chancery Court of New Castle County, Delaware under the following caption: Albert Reitan, derivatively on behalf of nominal defendant ITT Educational Services, Inc. v. Rand V. Araskog, et al.  The complaint alleges, among other things, that the defendants abdicated their fiduciary duty of good faith to us by making no effort to oversee our operations and business practices to ensure that we comply with all applicable laws, rules and regulations.  The complaint seeks unspecified damages, equitable relief, attorneys’ fees, accountants’ fees, experts’ fees, costs and expenses.  On March 31, 2005, in response to the parties’ request, the court issued an order staying this action until the entry of a final judgment in the City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. action.  All of the defendants intend to defend themselves vigorously against the allegations in the complaint

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

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

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following information is furnished as to our securities sold in the three months ended March 31, 2005 that were not registered under the Securities Act:

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2005 through January 31, 2005	—	$—	—	4,216,300
February 1, 2005 through February 28, 2005	—	—	—	4,216,300
March 1, 2005 through March 31, 2005	—	—	—	4,216,300
Total	—	$—	—

(1)  On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”).  As of March 31, 2005, 4,216,300 shares remained to be repurchased under the 2002 Repurchase Program.  The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.  Unless earlier terminated by our Board of Directors, the 2002 Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

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

ITT Educational Services, Inc.
Date: April 28, 2005

	By:	/s/ Kevin M. Modany
Kevin M. Modany
President, Chief Operating Officer
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

10.48	Summary of Certain Director and Executive Compensation

10.49	Eighth Amendment of ESI Pension Plan

10.50	Fourth Amendment of ESI 401(k) Plan.

11	Statement re Computation of Per Share Earnings

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2