Form 10-Q/A
period 2005-03-31
ITT EDUCATIONAL SERVICES INC
filed 2005-04-27
CIK 922475

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

March 31, 2005

EXPLANATORY NOTE

                This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was prematurely released and filed on April 26, 2005, prior to the date that the company had intended, due to an error by the financial printer.  This Amendment is being filed solely to change the dates of the certifications filed with the report as Exhibits 31.1, 31.2, 32.1 and 32.2 and to change the date of the signature page, all to April 26, 2005, the filing date of the Form 10-Q.

1

PART II

OTHER INFORMATION

Item 6.     EXHIBITS.

                A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

2

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: April 26, 2005

	By:	/s/ Kevin M. Modany
Kevin M. Modany
President, Chief Operating Officer
and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit
No.	Description

10.48	* Summary of Certain Director and Executive Compensation

10.49	* Eighth Amendment of ESI Pension Plan

10.50	* Fourth Amendment of ESI 401(k) Plan

11	* Statement re Computation of Per Share Earnings

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

*         Previously filed with our quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed on April 26, 2005.

S-2