Form 10-Q
period 2005-06-30
ITT EDUCATIONAL SERVICES INC
filed 2005-07-29
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

46,246,482

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2005

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2005

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	As of
	June 30, 2005	December 31, 2004	June 30, 2004
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$37,283	$9,389	$17,967
Restricted cash	—	8,194	—
Short-term investments	312,734	332,570	248,482
Accounts receivable, net	13,722	10,430	11,320
Deferred and prepaid income tax	6,746	6,587	4,399
Prepaids and other current assets	14,966	5,611	6,910

Total current assets	385,451	372,781	289,078
Property and equipment, net	119,829	98,746	88,464
Direct marketing costs	16,497	14,713	12,926
Investments	3,055	6,363	18,509
Other assets	561	786	959

Total assets	$525,393	$493,389	$409,936

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$39,688	$33,769	$59,347
Accrued compensation and benefits	12,534	16,122	14,623
Other accrued liabilities	25,941	26,418	20,838
Deferred revenue	140,346	156,792	122,521

Total current liabilities	218,509	233,101	217,329
Deferred income tax	10,580	12,842	4,431
Minimum pension liability	9,101	9,101	7,012
Other liabilities	7,121	3,271	2,985

Total liabilities	245,311	258,315	231,757

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904 issued and outstanding	540	540	540
Capital surplus	62,914	59,657	57,332
Retained earnings	330,325	293,910	242,303
Accumulated other comprehensive loss	(5,532)	(5,532)	(4,263)
Treasury stock, 7,822,422, 8,074,919 and 8,331,843 shares, at cost	(108,165)	(113,501)	(117,733)

Total shareholders’ equity	280,082	235,074	178,179

Total liabilities and shareholders’ equity	$525,393	$493,389	$409,936

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$168,782	$150,931	$328,935	$292,661

Costs and expenses
Cost of educational services	81,795	78,010	161,916	154,503
Student services and administrative expenses	52,165	45,045	101,359	86,494
Special legal and other investigation costs	—	5,606	7,712	15,306

Total costs and expenses	133,960	128,661	270,987	256,303

Operating income	34,822	22,270	57,948	36,358

Interest income, net	2,205	648	3,919	1,357

Income before income taxes	37,027	22,918	61,867	37,715

Income taxes	14,626	8,938	24,438	14,709

Net income	$22,401	$13,980	$37,429	$23,006

Earnings per share:
Basic	$0.49	$0.31	$0.81	$0.50

Diluted	$0.48	$0.30	$0.79	$0.49

Weighted average shares:
Basic	46,181	45,726	46,134	45,667
Diluted	47,134	46,770	47,107	46,767

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$22,401	$13,980	$37,429	$23,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,442	4,921	8,738	9,788
Provision for doubtful accounts	3,028	2,400	5,899	4,901
Deferred income taxes	1,184	2,169	(2,420)	(1,753)
Changes in operating assets and liabilities:
Short-term investments	—	13,161	—	11,343
Accounts receivable	(3,965)	(5,201)	(9,191)	(6,823)
Prepaids and other assets	352	64	(9,130)	(3,424)
Direct marketing costs	(888)	(947)	(1,784)	(2,082)
Accounts payable and accrued liabilities	58	19,949	5,724	22,714
Deferred revenue	(10,317)	(5,164)	(16,446)	(7,843)

Net cash flows from operating activities	16,295	45,332	18,819	49,827

Cash flows from investing activities:
Facility expenditures and land purchases	(10,232)	(6,798)	(19,816)	(6,798)
Capital expenditures, net	(6,859)	(6,927)	(10,005)	(9,951)
Proceeds from sales and maturities of investments	116,331	385,447	310,078	626,433
Purchase of investments	(106,375)	(422,698)	(286,934)	(702,131)

Net cash flows from investing activities	(7,135)	(50,976)	(6,677)	(92,447)

Cash flows from financing activities:
Exercise of stock options	2,548	555	7,558	9,049

Net cash flows from financing activities	2,548	555	7,558	9,049

Net change in cash, cash equivalents and restricted cash	11,708	(5,089)	19,700	(33,571)

Cash, cash equivalents and restricted cash at beginning of period	25,575	23,056	17,583	51,538

Cash, cash equivalents and restricted cash at end of period	$37,283	$17,967	$37,283	$17,967

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar and share amounts in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance as of December 31, 2003	54,069	$540	$52,688	$221,400		$(4,263)	(8,638)	$(124,241)	$146,124
For the six months ended June 30, 2004 (unaudited):
Exercise of stock options			178	(2,103)			306	6,508	4,583
Tax benefit from exercise of stock options			4,466						4,466
Net income				23,006	$23,006				23,006

Balance as of June 30, 2004	54,069	540	57,332	242,303		(4,263)	(8,332)	(117,733)	178,179
For the six months ended December 31, 2004 (unaudited):
Exercise of stock options			436	(650)			257	4,232	4,018
Tax benefit from exercise of stock options			1,889						1,889
Net income				52,257	52,257				52,257
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)

Other comprehensive income					(1,269)

Comprehensive income for year ended December 31, 2004					$73,994

Balance as of December 31, 2004	54,069	540	59,657	293,910		(5,532)	(8,075)	(113,501)	235,074
For the six months ended June 30, 2005 (unaudited):
Exercise of stock options			274	(1,014)			252	5,330	4,590
Tax benefit from exercise of stock options			2,969						2,969
Issue treasury stock for Directors Deferred
Compensation Plan			14				1	6	20
Net income				37,429					37,429

Balance as of June 30, 2005	54,069	$540	$62,914	$330,325		$(5,532)	(7,822)	$(108,165)	$280,082

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Dollar amounts in thousands, except per share data and unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of ITT Educational Services, Inc. and its wholly-owned subsidiaries. We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with and pursuant to those principles, rules and regulations have been omitted. In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004.

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

As a result, our Consolidated Balance Sheets were affected as follows:

•	cash and cash equivalents decreased and short-term investments increased by $165,360 as of June 30, 2004; and

•	investments as of June 30, 2004 did not change.

We also made corresponding adjustments to our Consolidated Statements of Cash Flows for the three and six months ended June 30, 2004, as follows:

•	net cash provided by proceeds from sales and maturities of investments increased $349,145 for the three months ended June 30, 2004 and $567,231 for the six months ended June 30, 2004;

•	net cash used for purchase of investments increased $351,133 for the three months ended June 30, 2004 and $607,360 for the six months ended June 30, 2004; and

•	net change in cash, cash equivalents and restricted cash decreased $1,988 for the three months ended June 30, 2004 and $40,129 for the six months ended June 30, 2004.

The reclassifications had no impact on our total current assets, cash flows from operating activities, or total consolidated results reported in any period presented.

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

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$22,401	$13,980	$37,429	$23,006
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(1,984)	(2,139)	(3,926)	(4,061)

Pro forma net income	$20,417	$11,841	$33,503	$18,945

Earnings per share:
Basic as reported	$0.49	$0.31	$0.81	$0.50
Impact of stock options	(0.05)	(0.05)	(0.08)	(0.09)

Basic pro forma	$0.44	$0.26	$0.73	$0.41

Diluted as reported	$0.48	$0.30	$0.79	$0.49
Impact of stock options	(0.05)	(0.05)	(0.08)	(0.08)

Diluted pro forma	$0.43	$0.25	$0.71	$0.41

We changed our fair value option pricing model from the Black-Scholes model to a binomial model for all stock options granted on or after January 1, 2005. The fair value of stock options granted prior to January 1, 2005 was determined using the Black-Scholes model. We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rates. The binomial model, however, also considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder in computing the value of the option. The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rates	3.8%	4.0%	3.8%	3.3%
Expected lives (in years)	4.9	5.0	4.9	5.0
Volatility	45%	59%	46%	58%
Dividend yield	None	None	None	None

Leases. We lease our non-owned facilities under operating lease agreements. Certain of our lease agreements contain: renewal options, which can be exercised after the initial lease term; rent holidays; tenant improvement allowances; and/or rent escalation clauses. We record rent expense associated with each lease agreement evenly over the term of the lease in accordance with SFAS No. 13, “Accounting for Leases.” The difference between rent expense recorded and amounts paid is recorded as accrued rent on our Consolidated Balance Sheets. We amortize leasehold improvements using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease.

3. New Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for

Certain Investments in Debt and Equity Securities.” In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The disclosure requirements of EITF 03-1, however, are effective for annual periods ending after June 15, 2004. Until further guidance is provided by the FASB, we are unable to determine the effect, if any, that EITF 03-1 will have on our financial condition or results of operations. See Note 5 for additional disclosures regarding our investments.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” that revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this revised standard, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. We expect to adopt SFAS No. 123R in our 2006 fiscal year on a modified-prospective basis without restating prior periods, which will require that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date. We are currently evaluating the impact that SFAS No. 123R will have on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” that replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under this new standard, voluntary changes in accounting principles must be applied retrospectively with all prior period financial statements presented. SFAS No. 154 also requires that any change in the method of depreciation, amortization or depletion for long-lived non-financial assets must be accounted for prospectively as a change in accounting estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for changes in accounting principles and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that SFAS No. 154 will have a material impact on our consolidated financial statements.

4. Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities (pursuant to which we accrue probable legal costs associated with a claim or a potential claim), no charge was recorded in the three months ended June 30, 2005 for estimated legal costs associated with the investigation of us by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”), as described below in Note 10. We did record a charge, however, of $5,606 in the three months ended June 30, 2004 for estimated legal costs associated with the Actions. We recorded a charge of $7,712 in the six months ended June 30, 2005 and $15,306 in the six months ended June 30, 2004 for estimated legal costs associated with the Actions. We were billed $4,064 of those legal costs in the six months ended June 30, 2005 and $15,950 of those legal costs in the year ended December 31, 2004. We regularly evaluate the reasonableness of our estimate of the probable legal costs associated with the Actions and make any adjustments considered necessary. We believe that it is probable that we will incur at least $28,417 in legal costs related to these matters ($20,705 recorded in the year ended December 31, 2004 and $7,712 recorded in the six months ended June 30, 2005). Due to the uncertainty regarding the outcomes of these matters, however, we cannot estimate the maximum amount of costs that we could potentially incur with respect to these matters. In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that are probable we will incur. If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

We did not incur any non-legal costs related to the Actions during the three and six months ended June 30, 2005 or 2004. We incurred $4,438 of non-legal costs related to the Actions during the year ended December 31, 2004.

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

Our investments included auction rate debt securities, variable rate demand notes and auction rate preferred equity securities that were classified as available-for-sale securities and recorded in short-term investments and investments on our Consolidated Balance Sheets as of June 30, 2005, December 31, 2004 and June 30, 2004. Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate those investments. We also had no material gross unrealized holding or realized gains (losses) from our investments in auction rate debt securities and variable rate demand notes for the three and six months ending June 30, 2005 and 2004. All income generated from those investments was recorded as interest income.

The cost of securities sold is based on the first-in, first-out method. All of our investments are in marketable debt and auction rate preferred equity securities.

	As of:
	June 30, 2005			December 31, 2004			June 30, 2004
	Available- For-Sale	Held-to- Maturity	Total	Available- For-Sale	Held-to- Maturity	Total	Trading Securities	Available- For-Sale	Held-to- Maturity	Total
Short-term investments	$299,989	$12,745	$312,734	$309,567	$23,003	$332,570	$2,004	$233,902	$12,576	$248,482
Non-current investments	1,002	2,053	3,055	1,000	5,363	6,363	—	11,999	6,510	18,509

	$300,991	$14,798	$315,789	$310,567	$28,366	$338,933	$2,004	$245,901	$19,086	$266,991

The contractual maturities of our marketable debt securities classified as available-for-sale as of June 30, 2005 were as follows:

Available-For-Sale	Fair Value
Due within five years	$—
Due after five years through ten years	5,932
Due after ten years	208,363

$214,295

The above table excludes $86,696 of auction rate preferred equity securities that were classified as available-for-sale securities as of June 30, 2005. Our non-current investments that were classified as held-to-maturity securities as of June 30, 2005 had remaining contractual maturities between one and two years.

6. Property and Equipment

During the three months ended June 30, 2005, we:

•	purchased one facility for $7,423;

•	purchased for $1,155 one parcel of land on which we intend to build a facility;

•	expended $1,531 as we continued building facilities on four other parcels of land; and

•	incurred $123 of initial acquisition costs for one facility and two parcels of land on which we intend to build facilities.

During the six months ended June 30, 2005, we:

•	purchased two facilities for $12,164;

•	purchased for $1,155 one parcel of land on which we intend to build a facility;

•	expended $6,374 as we continued building facilities on four other parcels of land; and

•	incurred $123 of initial acquisition costs for one facility and two parcels of land on which we intend to build facilities.

7. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	46,181	45,726	46,134	45,667

Shares assumed issued (less shares assumed purchased for treasury) on stock options	953	1,044	973	1,100

Outstanding shares for diluted earnings per share calculation	47,134	46,770	47,107	46,767

Shares underlying outstanding stock options with exercise prices greater than the average market price of our common stock (1,092 at June 30, 2005 and 761 at June 30, 2004) have been excluded from the calculation of our earnings per share, because the effect would be antidilutive.

8. Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan (“Pension Plan”) and the ESI Excess Pension Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,800	$1,765	$3,600	$3,530
Interest cost	725	570	1,450	1,140
Expected return on assets	(800)	(550)	(1,600)	(1,100)
Recognized net actuarial loss	325	250	650	500
Amortization of prior service cost	(22)	(25)	(44)	(50)

Net periodic pension cost	$2,028	$2,010	$4,056	$4,020

In January 2005, we contributed $11,795 to the Pension Plan. This amount represents the total amount we intend to contribute to the Pension Plan in 2005.

9. Letters of Credit

During the six months ended June 30, 2005, we continued to provide a $7,000 irrevocable standby letter of credit to one of our insurers to secure the surety bonds issued by that insurer which are required as part of our normal course of operations by various education authorities that regulate us. This letter of credit is collateralized by our investments. As of June 30, 2005, the total face value of those surety bonds was $8,505. In addition, we have continued to provide irrevocable letters of credit in the total amount of $2,117 to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

10. Contingencies

On February 25, 2004, federal agents executed search warrants at our corporate headquarters and at ten of our 79 ITT Technical Institutes nationwide. On that same date, our Directors and executive officers and some of our other employees each received a federal grand jury subpoena that was issued, along with the search warrants, by the U.S. District Court, Southern District of Texas, located in Houston, Texas. The search warrants and subpoenas sought broad categories of documents, including documents containing information relating to our figures and rates for placement, retention, graduation and attendance, recruitment and admissions materials, student grades, graduate salaries, transferability of credits to other institutions, and personnel records. Although no formal charges have been filed, we believe that the DOJ is investigating claims alleging, among other matters, falsification of records relating to student attendance, grades and academic progress and graduate job placement statistics, and fraudulent misrepresentations regarding the transferability of credits, graduation rates and graduates’ salaries.

In a letter dated June 24, 2005, the DOJ advised us that its investigation of us has not revealed evidence sufficient to continue the designation of us or any of our senior management (defined as the executives at our headquarters) as targets or subjects. We did not pay any fines or penalties in connection with this action. We will continue to cooperate with the DOJ as its investigation of the conduct of other individuals continues. The costs that we have incurred in connection with the DOJ investigation have had a material adverse effect on our financial condition and results of operations, and we cannot assure you that the costs associated with our continued cooperation with the DOJ will not have a further material adverse effect on our financial condition and results of operations.

On March 4, 2004, we were notified by the Fort Worth, Texas regional office of the SEC that it had initiated an inquiry into the allegations being investigated by the DOJ as described above in this Note 10. In a letter dated July 25, 2005, the SEC advised us that it had terminated its investigation of us and recommended that no enforcement action be taken against us. We did not pay any fines or penalties in connection with the termination of the SEC’s investigation of us.

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

On October 26, 2004, a lawsuit was filed against us in the Chancery Court of New Castle County, Delaware under the following caption: Arthur Stein v. ITT Educational Services, Inc. The complaint alleges that we violated Section 220 of the Delaware General Corporation Law by refusing to allow Mr. Stein to inspect and make copies of our books and records relating to the misconduct alleged in his derivative demand letter described above. The complaint seeks an order compelling us to permit Mr. Stein to inspect and make copies of our books and records, and to pay his costs, expenses and attorney’s fees to prosecute this action. On May 9, 2005, the plaintiff voluntarily dismissed the complaint with prejudice.

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

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005 the relator filed an amended complaint in the Olson Action. In the amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint seeks an unspecified judgment and attorney’s fees and costs. We intend to defend ourselves vigorously against the allegations made in the complaint.

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify these statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially are the following:

•	business conditions and growth in the postsecondary education industry and in the general economy;

•	changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our institutes;

•	our ability to implement our growth strategies;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	loss of lender access by our students for student loans; and

•	the results of the securities class action and shareholder derivative lawsuits filed against us, which, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004 for discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;

•	nature of capital additions;

•	seasonality of revenue;

•	components of income statement captions;

•	federal regulations regarding:

•	timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”);

•	percentage of applicable revenue that may be derived from the Title IV Programs;

•	return of Title IV Program funds for withdrawn students; and

•	default rates;

•	private loan programs;

•	investments;

•	repurchase of shares of our common stock;

•	minimum pension liability; and

•	our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others are taught online over the Internet (the “Hybrid Delivery Model”).

Among the factors that could cause our actual results to differ materially are the Actions, as described in Note 10 of the Notes to Consolidated Financial Statements set forth elsewhere in this report. The results of the SEC inquiry into the allegations investigated by the DOJ could result in the restatement of our financial statements, monetary fines or penalties or other sanctions that could materially adversely affect our financial condition and operations. The results of the securities class action and shareholder derivative lawsuits filed against us, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2005, we were offering associate, bachelor and master degree programs to more than 41,000 students. We currently have 79 institutes located in 31 states. Each of our institutes is (a) authorized by the applicable education authorities of the states in which it operates and recruits and (b) accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of June 30, 2005, all of our program offerings were degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the second quarter of 2005, we opened one new institute and added two new learning sites to existing institutes. A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus. We plan to open up to three additional new institutes and add up to two new learning sites in the remainder of 2005. We intend to continue expanding by:

•	opening new institutes;

•	adding learning sites to existing institutes;

•	offering a broader range of technology and non-technology programs both in residence on campus and online at our existing institutes;

•	increasing the number of our institutes that offer bachelor degree programs; and

•	pursuing new and expanded alliances with both domestic and international educators.

We also intend to further expand our Hybrid Delivery Model by teaching more of the courses in each of our programs online over the Internet.

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

Property and Equipment. We include all property and equipment in the financial statements at cost and make provisions for depreciation of property and equipment using the straight-line method. Estimated useful lives generally range from:

•	three to ten years for our furniture and equipment;
•	three to 14 years for leasehold and building improvements;
•	20 to 40 years for the buildings; and
•	three to eight years for capitalized software.

Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property, equipment and capitalized software differing from our estimates. We regularly review and evaluate the estimated useful lives of our property, equipment and capitalized software. Although we believe our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

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

The cost of the textbooks is included in the tuition and is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets. Tool kit sales and the related cost of the tool kits are recognized at the beginning of each academic quarter. Laptop computer sales and the related cost of the laptop computers are recognized when the student receives the laptop computer. Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which, prior to their discontinuance in 2003, were charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average course length of 24 months. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds paid as a result of any applicable Refund Policy, is recognized upon the student’s departure. Administrative fees, which are charged to students when they withdraw or graduate from their programs of study at an institute, are recognized when the students withdraw or graduate from their programs of study.

More than 97% of our revenue represents tuition charges (which include the cost of textbooks and other course materials distributed to students) and less than 3% of our revenue represents tool kit sales, laptop computer sales and student fees. The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program. Each of these factors is known at the time our tuition revenue is calculated and is not subject to estimation.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” that replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under this new standard, voluntary changes in accounting principles must be applied retrospectively with all prior period financial statements presented. SFAS No. 154 also requires that any change in the method of depreciation, amortization or depletion for long-lived non-financial assets must be accounted for prospectively as a change in accounting estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for changes in accounting principles and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that SFAS No. 154 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	48.5	51.7	49.2	52.8
Student services and administrative expenses	30.9	29.8	30.8	29.6
Special legal and other investigation costs	—	3.7	2.4	5.2

Operating income	20.6	14.8	17.6	12.4
Interest income, net	1.3	0.4	1.2	0.5

Income before income taxes	21.9%	15.2%	18.8%	12.9%

The following table sets forth our total student enrollment as of the dates indicated:

	2005		2004
Total Student Enrollment as of	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year
March 31	41,557	9.2%	38,052	19.0%
June 30	41,419	7.0%	38,709	16.8%
September 30	Not applicable	Not applicable	42,183	14.2%
December 31	Not applicable	Not applicable	40,876	10.8%

The total student enrollment numbers exclude international enrollments and enrollments at two institutes that ceased operations at the end of 2004.

A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;

•	after graduating from a different program of study at that institute in a prior academic quarter; or

•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment for the periods indicated:

	2005		2004
New Student Enrollment for the Three Months Ended	New Student Enrollment	Increase Over Prior Year	New Student Enrollment	Increase Over Prior Year
March 31	9,824	6.2%	9,253	28.3%
June 30	10,576	3.1%	10,261	18.4%
September 30	Not applicable	Not applicable	14,534	14.5%
December 31	Not applicable	Not applicable	7,909	8.7%

Total for the year	Not applicable	Not applicable	41,957	17.1%

The new student enrollment numbers exclude international enrollments and enrollments at two institutes that ceased operations at the end of 2004.

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

The following table sets forth the rates of our students’ persistence for each quarter in 2003, 2004, and 2005:

Student Persistence for the Three Months Ended	March 31	June 30	September 30	December 31
2003	76.9%	76.6%	73.2%	80.2%
2004	78.0%	74.8%	71.4%	78.2%
2005	77.6%	74.2%	Not applicable	Not applicable

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenue increased $17.9 million, or 11.8%, to $168.8 million in the three months ended June 30, 2005 from $150.9 million in the three months ended June 30, 2004, primarily due to:

•	a 5.0% increase in tuition rates in March 2005; and

•	a 9.2% increase in the total student enrollment at March 31, 2005 compared to March 31, 2004.

The increase in total student enrollment was primarily a result of:

•	the opening of new institutes;

•	an increased number of new programs of study offered by our institutes;

•	the availability of private student loans to supplement federal student financial aid;

•	national demographic trends that are favorable to the postsecondary education industry; and

•	the use of the Hybrid Delivery Model at more institutes.

The increase in revenue was partially offset by a decrease in our students’ persistence from 74.8% in the three months ended June 30, 2004 to 74.2% in the three months ended June 30, 2005.

Cost of educational services increased $3.8 million, or 4.9%, to $81.8 million in the three months ended June 30, 2005 from $78.0 million in the three months ended June 30, 2004. The principal causes of this increase included:

•	the costs required to service the increased enrollment; and

•	normal inflationary cost increases for wages and other costs of services.

Cost of educational services as a percentage of revenue decreased to 48.5% in the three months ended June 30, 2005 from 51.7% in the three months ended June 30, 2004. The primary causes of this decrease included:

•	expanded use of the Hybrid Delivery Model;

•	cost reductions in course supplies as a result of new and renegotiated vendor contracts;

•	continued facility and faculty utilization efficiencies; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Student services and administrative expenses increased $7.2 million, or 15.8%, to $52.2 million in the three months ended June 30, 2005 from $45.0 million in the three months ended June 30, 2004. The principal causes of this increase included:

•	normal inflationary cost increases for wages and other costs of services;

•	hiring more financial aid administrators to service a greater number of new and continuing students; and

•	an increase in media advertising costs of 17.1% as a result of the promotion of new program offerings and higher media rates.

Student services and administrative expenses increased to 30.9% of revenue in the three months ended June 30, 2005 compared to 29.8% of revenue in the three months ended June 30, 2004, primarily due to an increase in media advertising costs.

Operating income increased $12.5 million, or 56.4%, to $34.8 million in the three months ended June 30, 2005 from $22.3 million in the three months ended June 30, 2004. The operating margin increased to 20.6% of revenue in the three months ended June 30, 2005 from 14.8% in the three months ended June 30, 2004, primarily as a result of:

•	no charge being recorded for special legal and other investigation costs in the three months ended June 30, 2005 compared to a $5.6 million charge recorded for special legal and other investigation costs in the three months ended June 30, 2004, which represented a 3.7% increase in the operating margin;

•	expanded use of the Hybrid Delivery Model;

•	cost reductions in course supplies as a result of new and renegotiated vendor contracts;

•	continued facility and faculty utilization efficiencies; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Income Taxes. Our combined effective federal and state income tax rate in 2005 was 39.5% compared to 39.0% in 2004, primarily due to changes in state tax laws.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenue increased $36.2 million, or 12.4%, to $328.9 million in the six months ended June 30, 2005 from $292.7 million in the six months ended June 30, 2004, primarily due to:

•	a 6.0% increase in tuition rates in March 2004 and a 5.0% increase in tuition rates in March 2005; and

•	a 10.8% increase in the total student enrollment at December 31, 2004 compared to December 31, 2003.

The increase in total student enrollment was primarily a result of:

•	the opening of new institutes;

•	an increased number of new programs of study offered by our institutes;

•	the availability of private student loans to supplement federal student financial aid;

•	national demographic trends that are favorable to the postsecondary education industry; and

•	expanded use of the Hybrid Delivery Model.

The increase in revenue was partially offset by a decrease in our students’ persistence in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Cost of educational services increased $7.4 million, or 4.8%, to $161.9 million in the six months ended June 30, 2005 from $154.5 million in the six months ended June 30, 2004. The principal causes of this increase included:

•	the costs required to service the increased student enrollment; and

•	normal inflationary cost increases for wages and other costs of services.

Cost of educational services as a percentage of revenue decreased to 49.2% in the six months ended June 30, 2005 from 52.8% in the six months ended June 30, 2004. The primary causes of this decrease included:

•	expanded use of the Hybrid Delivery Model;

•	cost reductions in course supplies as a result of new and renegotiated vendor contracts;

•	continued facility and faculty utilization efficiencies; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Student services and administrative expenses increased $14.9 million, or 17.2%, to $101.4 million in the six months ended June 30, 2005 from $86.5 million in the six months ended June 30, 2004. The principal causes of this increase included:

•	normal inflationary cost increases for wages and other costs of services;

•	hiring more financial aid administrators to service a greater number of new and continuing students; and

•	an increase in media advertising costs of 21.0% as a result of the promotion of new program offerings and higher media rates.

Student services and administrative expenses increased to 30.8% of revenue in the six months ended June 30, 2005 compared to 29.6% of revenue in the six months ended June 30, 2004, primarily due to an increase in media advertising costs.

We recorded an incremental charge of $7.7 million for legal costs associated with the Actions in the six months ended June 30, 2005 compared to $15.3 million in the six months ended June 30, 2004. See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $21.5 million, or 59.4%, to $57.9 million in the six months ended June 30, 2005 from $36.4 million in the six months ended June 30, 2004. The operating margin increased to 17.6% of revenue in the six months ended June 30, 2005 from 12.4% in the six months ended June 30, 2004, primarily as a result of:

•	a $7.6 million reduction in special legal and other investigation costs, which represented a 2.8% increase in the operating margin;

•	expanded use of the Hybrid Delivery Model;

•	cost reductions in course supplies as a result of new and renegotiated vendor contracts;

•	continued facility and faculty utilization efficiencies; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

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

We did not repurchase any outstanding shares of our common stock during the six months ended June 30, 2005 and 2004. As of June 30, 2005, our existing repurchase authorization permits us to repurchase an additional 4.2 million shares of our common stock. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Net cash from operating activities was $16.3 million in the three months ended June 30, 2005 compared to $45.3 million in the three months ended June 30, 2004. The decrease was primarily as a result of:

•	the timing of payments on certain short-term obligations;

•	delays in completing student financial aid applications which reduced the amount of cash represented by advance tuition payments from students; and

•	the revision in the classification of investments previously categorized as trading securities to available-for-sale securities.

Net cash from operating activities was $18.8 million in the six months ended June 30, 2005 compared to $49.8 million in the six months ended June 30, 2004. The decrease was primarily as a result of

•	the timing of payments on certain short-term obligations;

•	delays in completing student financial aid applications which reduced the amount of cash represented by advance tuition payments from students and caused an increase in accounts receivable; and

•	the revision in the classification of investments previously categorized as trading securities to available-for-sale securities.

As of June 30, 2005, we had $14.8 million of investments that we plan to hold until maturity. We intend to hold $2.1 million of those investments beyond one year from the Consolidated Balance Sheet date of June 30, 2005.

Net accounts receivable increased $2.4 million to $13.7 million at June 30, 2005 from $11.3 million at June 30, 2004. Days sales outstanding increased 0.6 days to 7.4 days at June 30, 2005 from 6.8 days at June 30, 2004.

Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $17.8 million to $140.3 million at June 30, 2005 from $122.5 million at June 30, 2004. This increase was primarily due to increased tuition revenue resulting from a greater number of students and higher tuition rates, and our students’ increased use of supplemental private loans.

During the three months ended June 30, 2005, we:

•	purchased one facility for $7.4 million;

•	purchased for $1.2 million one parcel of land on which we intend to build a facility; and

•	continued building facilities on four other parcels of land at a cost of $1.5 million.

By December 31, 2005, we have agreed to purchase for $2.8 million two parcels of land on which we intend to build facilities, and to purchase one facility for $2.1 million. We may purchase additional facilities and parcels of land during the remainder of 2005. Capital expenditures were $6.9 million in each of the three months ended June 30, 2005 and 2004. Capital expenditures were $10.0 million in each of the six months ended June 30, 2005 and 2004.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of June 30, 2005.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Operating Lease Obligations	$117.5	$25.9	$44.0	$28.4	$19.2
Purchase Obligations (1)	—	—	—	—	—

Total	$117.5	$25.9	$44.0	$28.4	$19.2

(1)	Does not include agreements to:

•	purchase two parcels of land for a cost of $2.8 million;

•	purchase one facility for $2.1 million;

•	continue building facilities on four parcels of land at a total cost not to exceed $0.8 million; and

•	purchase custom course materials as needed over the next five years.

These agreements do not constitute contractual purchase obligations that require disclosure under the SEC’s rules and regulations.

Off-Balance Sheet Arrangements

As of June 30, 2005, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next ten years and management expects that:

•	those leases will be renewed or replaced by other leases in the normal course of business;

•	we may purchase the facilities represented by those leases; or

•	we may purchase or build other facilities.

There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the terms of the operating leases for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2005, the total face amount of those surety bonds was $8.5 million. We also have provided a $7.0 million irrevocable standby letter of credit to our insurer to secure our obligations under those surety bonds. The letter of credit is collateralized by our investments. In addition, we have provided irrevocable letters of credit in the total amount of $2.1 million to our workers’ compensation insurance providers to secure payment of our workers’ compensation claims.

From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover. Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at June 30, 2005 aggregated $0.8 million, for which we have fully reserved for our guarantee obligation.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis to permit decisions regarding required disclosure. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2005, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

(b) Changes in Internal Control Over Financial Reporting.

During the second quarter of 2005, we began to implement a new management information system for recognizing and recording revenue and collections on amounts due from students. We believe that the new system will be fully implemented within the next 12 months. We expect that the new system will enhance our operational efficiencies. As part of the new system implementation, we expect to make adjustments to the new system that will further enhance its operating effectiveness and which may result in additional changes to our internal control over financial reporting. Other than the changes related to the new system mentioned above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 25, 2004, federal agents executed search warrants at our corporate headquarters and at ten of our 79 ITT Technical Institutes nationwide. On that same date, our Directors and executive officers and some of our other employees each received a federal grand jury subpoena that was issued, along with the search warrants, by the U.S. District Court, Southern District of Texas, located in Houston, Texas. The search warrants and subpoenas sought broad categories of documents, including documents containing information relating to our figures and rates for placement, retention, graduation and attendance, recruitment and admissions materials, student grades, graduate salaries, transferability of credits to other institutions, and personnel records. Although no formal charges have been filed, we believe that the DOJ is investigating claims alleging, among other matters, falsification of records relating to student attendance, grades and academic progress and graduate job placement statistics, and fraudulent misrepresentations regarding the transferability of credits, graduation rates and graduates’ salaries.

In a letter dated June 24, 2005, the DOJ advised us that its investigation of us has not revealed evidence sufficient to continue the designation of us or any of our senior management (defined as the executives at our headquarters) as targets or subjects. We did not pay any fines or penalties in connection with this action. We will continue to cooperate with the DOJ as its investigation of the conduct of other individuals continues. The costs that we have incurred in connection with the DOJ investigation have had a material adverse effect on our financial condition and results of operations, and we cannot assure you that the costs associated with our continued cooperation with the DOJ will not have a further material adverse effect on our financial condition and results of operations.

On March 4, 2004, we were notified by the Fort Worth, Texas regional office of the SEC that it had initiated an inquiry into the allegations being investigated by the DOJ as described above in this Item. In a letter dated July 25, 2005, the SEC advised us that it had terminated its investigation of us and recommended that no enforcement action be taken against us. We did not pay any fines or penalties in connection with the termination of the SEC’s investigation of us.

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

On October 26, 2004, a lawsuit was filed against us in the Chancery Court of New Castle County, Delaware under the following caption: Arthur Stein v. ITT Educational Services, Inc. The complaint alleges that we violated Section 220 of the Delaware General Corporation Law by refusing to allow Mr. Stein to inspect and make copies of our books and records relating to the misconduct alleged in his derivative demand letter described above. The complaint seeks an order compelling us to permit Mr. Stein to inspect and make copies of our books and records, and to pay his costs, expenses and attorney’s fees to prosecute this action. On May 9, 2005, the plaintiff voluntarily dismissed the complaint with prejudice.

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

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005 the relator filed an amended complaint in the Olson Action. In the amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint seeks an unspecified judgment and attorney’s fees and costs. We intend to defend ourselves vigorously against the allegations made in the complaint.

We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any of our securities during the three months ended June 30, 2005 that were not registered under the Securities Act. The following information is furnished as to our securities sold in July 2005 that were not registered under the Securities Act:

(a)	On July 1, 2005, we issued 378 treasury shares of our common stock to one non-employee director under the ESI Non-Employee Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”) as the stock portion of the semi-annual installment payment of her annual retainer for 2005.

(b)	On July 1, 2005, we credited 378 treasury shares of our common stock to the deferred share accounts of each of five non-employee directors under the Directors Deferred Compensation Plan as the stock portion of the semi-annual installment payment of their annual retainer for 2005. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death.

The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2005 through April 30, 2005	—	$—	—	4,216,300
May 1, 2005 through May 31, 2005	—	—	—	4,216,300
June 1, 2005 through June 30, 2005	—	—	—	4,216,300

Total	—	$—	—

(1)	On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”). As of June 30, 2005, 4,216,300 shares remained to be repurchased under the 2002 Repurchase Program. The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the 2002 Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the second quarter of fiscal year 2005, our 2005 annual meeting of shareholders was held on May 3, 2005 to elect directors and to approve an amendment to our Restated Certificate of Incorporation. At that time, our Board of Directors consisted of nine directors divided into three classes, and each class contained three directors. On July 12, 2005, one of our directors, Daniel P. Weadock, passed away. The resulting vacancy on our Board of Directors has not been filled to date. Therefore, our Board of Directors currently consists of eight directors, with two classes containing three directors each, and one class containing two directors. The term of one class expires each year. Generally, each director serves until the annual meeting of shareholders held in the year that is three years after that director’s election and thereafter until that director’s successor is elected and has qualified. At our 2005 annual meeting of shareholders, our shareholders elected the following persons to serve as directors in the second class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

Second Class - Term expiring at 2008 Annual Meeting

                                                                                  1.    John E. Dean

                                                                                  2.    James D. Fowler, Jr.

                                                                                  3.    Vin Weber

The final results of the vote taken at our 2005 annual meeting of shareholders for the director nominees are as follows:

	Votes For	Votes Withheld
John E. Dean	37,264,471	924,310
James D. Fowler, Jr.	37,409,562	779,219
Vin Weber	37,408,892	779,889

The directors who continued in office after our 2005 annual meeting of shareholders are as follows:

Third Class - Term expiring at 2006 Annual Meeting

                                                                                        1.    Rand V. Araskog

                                                                                        2.    Joanna T. Lau

                                                                                        3.    Daniel P. Weadock (deceased July 12, 2005)

First Class - Term expiring at 2007 Annual Meeting

                                                                                        1.    Rene R. Champagne

                                                                                        2.    John F. Cozzi

                                                                                        3.    Harris N. Miller

At our 2005 annual meeting of shareholders, our shareholders approved a proposed amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, $0.01 par value per share, from 150,000,000 to 300,000,000. The final results of the vote taken at that meeting approving the amendment to our Restated Certificate of Incorporation are as follows:

Votes For	Percentage of Shares Outstanding Voting For	Votes Against	Broker Nonvotes	Abstentions
25,267,575	54.7%	12,914,538	0	6,668

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

ITT Educational Services, Inc.
Date: July 29, 2005

	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as Amended to Date

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q)

10.48	Summary of Certain Director and Executive Compensation

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2