Form 10-Q
period 2005-09-30
ITT EDUCATIONAL SERVICES INC
filed 2005-10-27
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

46,314,804

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2005

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2005

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	As of
	September 30, 2005	December 31, 2004	September 30, 2004
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,066	$9,389	$21,991
Restricted cash	—	8,194	—
Short-term investments	374,408	332,570	290,430
Accounts receivable, net	17,880	10,430	14,041
Deferred and prepaid income tax	5,449	6,587	4,842
Prepaids and other current assets	12,104	5,611	5,572

Total current assets	429,907	372,781	336,876
Property and equipment, net	123,616	98,746	92,515
Direct marketing costs	16,852	14,713	13,813
Investments	2,065	6,363	3,275
Other assets	572	786	989

Total assets	$573,012	$493,389	$447,468

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$40,074	$33,769	$48,148
Accrued compensation and benefits	16,529	16,122	17,499
Other accrued liabilities	21,093	26,418	29,866
Deferred revenue	152,331	156,792	136,094

Total current liabilities	230,027	233,101	231,607
Deferred income tax	10,300	12,842	4,814
Minimum pension liability	9,101	9,101	7,012
Other liabilities	7,064	3,271	3,020

Total liabilities	256,492	258,315	246,453

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904 issued and outstanding	540	540	540
Capital surplus	63,832	59,657	58,866
Retained earnings	364,366	293,910	260,241
Accumulated other comprehensive loss	(5,532)	(5,532)	(4,263)
Treasury stock, 7,754,100, 8,074,919 and 8,131,828 shares, at cost	(106,686)	(113,501)	(114,369)

Total shareholders’ equity	316,520	235,074	201,015

Total liabilities and shareholders’ equity	$573,012	$493,389	$447,468

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$176,764	$157,945	$505,699	$450,606

Costs and expenses
Cost of educational services	81,407	75,033	243,323	229,536
Student services and administrative expenses	49,347	43,771	150,706	130,265
Special legal and other investigation costs	(6,493)	9,837	1,219	25,143

Total costs and expenses	124,261	128,641	395,248	384,944

Operating income	52,503	29,304	110,451	65,662

Interest income, net	2,064	959	5,983	2,316

Income before income taxes	54,567	30,263	116,434	67,978

Income taxes	20,154	11,803	44,592	26,512

Net income	$34,413	$18,460	$71,842	$41,466

Earnings per share:
Basic	$0.74	$0.40	$1.56	$0.91

Diluted	$0.73	$0.39	$1.52	$0.89

Weighted average shares:
Basic	46,292	45,871	46,186	45,735
Diluted	47,257	46,743	47,157	46,759

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$34,413	$18,460	$71,842	$41,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,043	3,920	12,781	13,708
Provision for doubtful accounts	2,931	2,803	8,830	7,704
Deferred income taxes	1,016	(52)	(1,404)	(1,812)
Changes in operating assets and liabilities:
Short-term investments	—	(6,895)	—	4,448
Accounts receivable	(7,089)	(5,524)	(16,280)	(12,347)
Prepaids and other assets	2,851	1,308	(6,279)	(2,116)
Direct marketing costs	(355)	(887)	(2,139)	(2,969)
Accounts payable and accrued liabilities	(359)	732	5,365	23,453
Deferred revenue	11,985	13,573	(4,461)	5,730

Net cash flows from operating activities	49,436	27,438	68,255	77,265

Cash flows from investing activities:
Facility expenditures and land purchases	(3,718)	(1,837)	(23,534)	(8,635)
Capital expenditures, net	(4,112)	(6,134)	(14,117)	(16,085)
Proceeds from sales and maturities of investments	119,441	295,080	429,519	921,513
Purchase of investments	(180,125)	(314,899)	(467,059)	(1,017,030)

Net cash flows from investing activities	(68,514)	(27,790)	(75,191)	(120,237)

Cash flows from financing activities:
Exercise of stock options	1,861	4,376	9,419	13,425

Net cash flows from financing activities	1,861	4,376	9,419	13,425

Net change in cash, cash equivalents and restricted cash	(17,217)	4,024	2,483	(29,547)

Cash, cash equivalents and restricted cash at beginning of period	37,283	17,967	17,583	51,538

Cash, cash equivalents and restricted cash at end of period	$20,066	$21,991	$20,066	$21,991

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar and share amounts in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance as of December 31, 2003	54,069	$540	$52,688	$221,400		$(4,263)	(8,638)	$(124,241)	$146,124
For the nine months ended September 30, 2004 (unaudited):
Exercise of stock options			435	(2,625)			506	9,872	7,682
Tax benefit from exercise of stock options			5,743						5,743
Net income				41,466	$41,466				41,466

Balance as of September 30, 2004	54,069	540	58,866	260,241		(4,263)	(8,132)	(114,369)	201,015
For the three months ended December 31, 2004 (unaudited):
Exercise of stock options			179	(128)			57	868	919
Tax benefit from exercise of stock options			612						612
Net income				33,797	33,797				33,797
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)

Comprehensive income for year ended December 31, 2004					$73,994

Balance as of December 31, 2004	54,069	540	59,657	293,910		(5,532)	(8,075)	(113,501)	235,074
For the nine months ended September 30, 2005 (unaudited):
Exercise of stock options			318	(1,386)			314	6,666	5,598
Tax benefit from exercise of stock options			3,821						3,821
Issue treasury stock for Directors Deferred Compensation Plan			36				7	149	185
Net income				71,842					71,842

Balance as of September 30, 2005	54,069	$540	$63,832	$364,366		$(5,532)	(7,754)	$(106,686)	$316,520

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

As a result, our Consolidated Balance Sheets were affected as follows:

•	cash and cash equivalents decreased and short-term investments increased by $144,711 as of September 30, 2004; and

•	investments as of September 30, 2004 did not change.

We also made corresponding adjustments to our Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2004, as follows:

•	net cash provided by proceeds from sales and maturities of investments increased $207,660 for the three months ended September 30, 2004 and $774,891 for the nine months ended September 30, 2004;

•	net cash used for purchase of investments increased $187,011 for the three months ended September 30, 2004 and $794,371 for the nine months ended September 30, 2004; and

•	net change in cash, cash equivalents and restricted cash increased $20,649 for the three months ended September 30, 2004 and decreased $19,480 for the nine months ended September 30, 2004.

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

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$34,413	$18,460	$71,842	$41,466
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(1,952)	(2,233)	(5,878)	(6,294)

Pro forma net income	$32,461	$16,227	$65,964	$35,172

Earnings per share:
Basic as reported	$0.74	$0.40	$1.56	$0.91
Impact of stock options	(0.04)	(0.05)	(0.13)	(0.14)

Basic pro forma	$0.70	$0.35	$1.43	$0.77

Diluted as reported	$0.73	$0.39	$1.52	$0.89
Impact of stock options	(0.04)	(0.04)	(0.12)	(0.14)

Diluted pro forma	$0.69	$0.35	$1.40	$0.75

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rates	3.8%	3.8%	3.8%	3.3%
Expected lives (in years)	4.9	5.0	4.9	5.0
Volatility	45%	59%	46%	58%
Dividend yield	None	None	None	None

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of certain unvested, “out-of-the-money” stock options to purchase shares of our common stock that had exercise prices greater than $49.20, the closing price of our common stock on October 24, 2005. The vesting was accelerated for non-qualified stock options representing approximately 795,000 shares of our common stock, which included all unvested, “out-of-the-money” stock options issued and outstanding under the 1997 Stock Plan and 1999 Directors Stock Plan. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October 24, 2005 and will remain exercisable through their expiration or termination dates, which vary, but do not extend past 2014. The purpose for accelerating the vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R, “Share-Based Payment,” in 2006. We estimate that the accelerated vesting of those stock options will reduce our compensation costs, net of tax, by approximately $5,000 in 2006, $2,200 in 2007 and $200 in 2008.

Leases. We lease our non-owned facilities under operating lease agreements. Certain of our lease agreements contain:

•	renewal options, which can be exercised after the initial lease term;

•	rent holidays;

•	tenant improvement allowances; and/or

•	rent escalation clauses.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides guidance regarding the application of SFAS No. 123R. Under this accounting treatment, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. We expect to adopt SFAS No. 123R in our 2006 fiscal year on a modified-prospective basis without restating prior periods, which will require that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date.

We currently account for share-based compensation to employees and directors using the intrinsic value method under APB Opinion No. 25. Under the intrinsic value method, no compensation cost for employee or director stock options is recognized in the financial statements. The adoption of SFAS No. 123R will have a material adverse effect on our results of operations, because it will require us to expense future compensation costs for stock options awarded to our employees and directors. All of those compensation expenses, however, will be non-cash and should not have a material adverse effect on our financial condition or cash flows. We have elected to use the prospective method of adoption of SFAS No. 123R. For periods after January 1, 2006, the impact of SFAS No. 123R will depend on the amount of share-based compensation paid to our employees and directors. If we had adopted SFAS No. 123R in prior periods, the compensation expense recognized would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the notes to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, instead of a cash flow from operating activities as currently required. This new requirement will reduce net cash flows from operating activities and increase net cash flows from financing activities by a corresponding amount in periods after we adopt SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” that replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under this new standard, voluntary changes in accounting principles must be applied retrospectively with all prior period financial statements presented. SFAS No. 154 also requires that any change in the method of depreciation, amortization or depletion for long-lived non-financial assets be accounted for prospectively as a change in accounting estimate, and corrections of errors in previously issued financial statements be termed a restatement. SFAS No. 154 is effective for changes in accounting principles and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that SFAS No. 154 will have a material impact on our consolidated financial statements.

4. Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities, we periodically reassess the probable and estimable legal costs associated with a claim or a potential claim. During the three months ended September 30, 2005, we reassessed the probable and estimable legal costs associated with the investigation of us by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations being investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”), as described in Note 11 below and in our 2005 second fiscal quarter report on Form 10-Q filed with the SEC. As a result of the reassessment, we reduced the accrual of estimated legal costs associated with the Actions by $6,493. We recorded a charge of $9,837 in the three months ended September 30, 2004 for estimated legal costs associated with the Actions. We recorded a net charge of $1,219 in the nine months ended September 30, 2005 and $25,143 in the nine months ended September 30, 2004 for estimated legal costs associated with the Actions. We were billed $4,724 of those legal costs in the nine months ended September 30, 2005 and $15,950 of those legal costs in the year ended December 31, 2004. We regularly evaluate the reasonableness of our estimate of the probable legal costs associated with the Actions and make any adjustments considered necessary. We believe that it is probable that we will incur at least $21,924 in legal costs related to these matters ($20,705 recorded in the year ended December 31, 2004 and $1,219 recorded in the nine months ended September 30, 2005). As of September 30, 2005, the remaining accrual of estimated legal costs associated with the Actions was $1,250. In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that are probable we will incur. If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

We did not incur any non-legal costs related to the Actions during the three and nine months ended September 30, 2005 or 2004. We incurred $4,438 of non-legal costs related to the Actions during the year ended December 31, 2004.

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

Our investments included auction rate debt securities, variable rate demand notes and auction rate preferred equity securities that were classified as available-for-sale securities and recorded in short-term investments and investments on our Consolidated Balance Sheets as of September 30, 2005, December 31, 2004 and September 30, 2004. Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate those investments. We also had no material gross unrealized holding or realized gains (losses) from our investments in auction rate debt securities and variable rate demand notes for the three and nine months ending September 30, 2005 and 2004. All income generated from those investments was recorded as interest income.

The cost of securities sold is based on the first-in, first-out method. All of our investments are in marketable debt and auction rate preferred equity securities.

	As of:
	September 30, 2005			December 31, 2004			September 30, 2004
	Available- For-Sale	Held-to- Maturity	Total	Available- For-Sale	Held-to- Maturity	Total	Trading Securities	Available- For-Sale	Held-to- Maturity	Total
Short-term investments	$368,888	$5,520	$374,408	$309,567	$23,003	$332,570	$8,899	$258,322	$23,209	$290,430
Non-current investments	—	2,065	2,065	1,000	5,363	6,363	—	1,000	2,275	3,275

	$368,888	$7,585	$376,473	$310,567	$28,366	$338,933	$8,899	$259,322	$25,484	$293,705

The contractual maturities of our marketable debt securities classified as available-for-sale as of September 30, 2005 were as follows:

Available-For-Sale	Fair Value
Due within five years	$1,001
Due after five years through ten years	3,387
Due after ten years	302,627

$307,015

The above table excludes $61,873 of auction rate preferred equity securities that were classified as available-for-sale securities as of September 30, 2005. Our non-current investments that were classified as held-to-maturity securities as of September 30, 2005 had remaining contractual maturities between one and two years.

6. Property and Equipment

During the three months ended September 30, 2005, we:

•	purchased for $1,893 one facility which we intend to renovate;

•	purchased for $1,603 one parcel of land on which we intend to build a facility;

•	expended $201 for initial and ongoing construction costs of seven buildings; and

•	incurred $21 of initial acquisition costs for one parcel of land on which we intend to build a facility.

During the nine months ended September 30, 2005, we:

•	purchased one facility for $4,725;

•	purchased for $9,081 two facilities which we intend to renovate;

•	purchased for $2,746 two parcels of land on which we intend to build facilities;

•	expended $6,949 for initial and ongoing construction costs of eight buildings; and

•	incurred $33 of initial acquisition costs for one parcel of land on which we intend to build a facility.

7. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	46,292	45,871	46,186	45,735

Shares assumed issued (less shares assumed purchased for treasury) on stock options	965	872	971	1,024

Outstanding shares for diluted earnings per share calculation	47,257	46,743	47,157	46,759

Shares underlying outstanding stock options with exercise prices greater than the average market price of our common stock (562 at September 30, 2005 and 706 at September 30, 2004) have been excluded from the calculation of our earnings per share, because the effect would be antidilutive.

8. Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan (“Pension Plan”) and the ESI Excess Pension Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$1,800	$1,765	$5,400	$5,295
Interest cost	725	570	2,175	1,710
Expected return on assets	(800)	(550)	(2,400)	(1,650)
Recognized net actuarial loss	325	250	975	750
Amortization of prior service cost	(22)	(25)	(66)	(75)

Net periodic pension cost	$2,028	$2,010	$6,084	$6,030

In January 2005, we contributed $11,795 to the Pension Plan. This amount represents the total amount we intend to contribute to the Pension Plan in 2005.

9. Income Taxes

Our combined effective federal and state income tax rate in the three months ended September 30, 2005 was 36.9% compared to 39.0% in the three months ended September 30, 2004. Our combined effective federal and state income tax rate in the nine months ended September 30, 2005 was 38.3% compared to 39.0% in the nine months ended September 30, 2004. The primary cause of those decreases was a reduction that we made in our tax reserves in the three months ended September 30, 2005 following the favorable resolution of state income tax reviews and a favorable return to provision adjustment for the year ended December 31, 2004.

10. Letters of Credit

As of September 30, 2005, we continued to provide irrevocable letters of credit in the total amount of $1,571 to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

11. Contingencies

We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

In October 2002, the Office of Attorney General for the State of California (“CAG”) informed us that the CAG had initiated an investigation of our ITT Technical Institutes in California. In August 2005, the CAG informed us that its investigation was initiated as a result of a qui tam action filed against us on May 9, 2002 in the United States District Court for the Central District of California Western Division by two of our former employees (“relators”) on behalf of themselves, the federal government and the State of California under the following caption: United States of America ex rel. Mohamed Mahmoud and Ed Maloney v. ITT Educational Services, Inc. (the “Mahmoud Action”). In the complaint, the relators alleged that we violated the federal False Claims Act, 31 U.S.C. § 3729, et seq. and the California False Claims Act, Cal. Gov’t. Code § 12650, et seq. by knowingly presenting false claims for payment, conspiring to get false claims paid and knowingly using false statements to get false claims paid relating to the grant aid received by our California students under the State’s Cal Grant Program. The CAG’s investigation lasted approximately three years and covered the seven year period from 1996 through 2002 (the “Relevant Period”).

As a result of its investigation, the CAG contended that student grade point average calculations made by us pursuant to the requirements of the Cal Grant Program to help determine whether our students in California qualified for financial aid under the Cal Grant Program resulted in approximately 93 students receiving a Cal Grant for which they were not otherwise eligible, which represented approximately 1.3% of the more than 7,000 students who received a Cal Grant while attending one of six different ITT

Technical Institutes in California during the Relevant Period. We acknowledged that erroneous student grade point average calculations resulted in 49 students receiving a larger Cal Grant amount than they otherwise would have received, which represented approximately 0.7% of the total number of students who received a Cal Grant while attending one of six different ITT Technical Institutes in California during the Relevant Period.

On September 30, 2005, the CAG and we agreed to settle the State of California’s claims in the Mahmoud Action (without an admission of liability), pursuant to which we will pay the State $725 in exchange for the State’s release of all claims under the California False Claims Act that were asserted against us in the Mahmoud Action arising from the award of Cal Grant Program funds to our students during the Relevant Period. The settlement of the State of California’s claims is conditioned upon:

•	the court’s approval of the fairness, adequacy and reasonableness of the settlement terms;

•	the court’s dismissal of the remainder of the Mahmoud Action with prejudice; and

•	the California Student Aid Commission’s agreement not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action.

On October 12, 2005, the court unsealed the Mahmoud Action, upon which we learned that the DOJ, on behalf of the federal government, declined to intervene in the Mahmoud Action on September 30, 2005.

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

On August 19, 2004, a consolidated complaint in a securities class action lawsuit was filed against us and ten of our current and former Directors and executive officers in the U.S. District Court for the Southern District of Indiana under the following caption: City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Austin Action”). The Austin Action was a result of the court’s June 18, 2004 order to consolidate 13 separate securities class action lawsuits filed from February 26, 2004 through April 23, 2004. The consolidated complaint alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by engaging in an unlawful course of conduct, pursuant to which the defendants knowingly or recklessly engaged in acts, transactions, practices and courses of business to conceal adverse material information about our financial condition, and that this conduct operated as a fraud and deceit upon the plaintiffs. The complaint also alleged that the defendants made various deceptive and untrue statements of material facts and omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading to the plaintiffs, causing the plaintiffs to purchase our securities at artificially inflated prices. The putative class period in the Austin Action was from October 17, 2002 through March 8, 2004. The plaintiffs sought, among other things, an award of unspecified compensatory damages, interest, costs, expenses and attorney’s fees.

On September 14, 2005, the court dismissed without prejudice all of the claims against all of the defendants in the Austin Action, and gave the plaintiffs until October 14, 2005 to file an amended complaint. In particular, the court ruled that:

•	the plaintiffs failed to state a claim of securities fraud under Section 10(b) of the Exchange Act, 15 U.S.C. § 78j(b), and Rule 10b-5 of the SEC, 17 C.F.R. § 240.106-5;

•	the plaintiffs’ allegations failed to meet the heightened pleading requirements of Rule 9(b) of the Federal Rules of Civil Procedure (“FRCP”) or the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4(b); and

•	pursuant to Rule 12(b)(6) of the FRCP, the plaintiffs’ allegations of control person liability under Section 20(a) of the Exchange Act, 15 U.S.C. § 78t(a), failed to state a claim upon which relief could be granted.

On October 24, 2005, the court dismissed the Austin Action with prejudice.

On or about April 29, 2004, a consolidated complaint in a shareholder derivative lawsuit was filed against five of our current and former executive officers, ten of our current and former Directors and PricewaterhouseCoopers LLP (“PWC”), our independent registered public accounting firm, in the Superior Court of Hamilton County, Indiana under the following caption: In Re ITT Educational Services, Inc. Derivative Litigation. This action was a result of the court’s March 30, 2004 order to consolidate two separate shareholder derivative lawsuits filed on or about February 27, 2004. On December 1, 2004, the court dismissed the consolidated complaint without prejudice and gave the plaintiffs 30 days to replead their complaint. On January 3, 2005, the plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleged, among other things, that:

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

The amended consolidated complaint sought unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees. On September 16, 2005, the court dismissed with prejudice all of the claims against all of the defendants, because the plaintiffs’ allegations failed to meet the pleading requirement of particularity for demand futility allegations.

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

On July 7, 2004, we received a derivative demand letter pursuant to Del. Ct. Ch. R. 23.1 on behalf of Arthur Stein, a purported shareholder, demanding that our Board of Directors commence a civil action against each of our current Directors, one former Director and four of our current and former executive officers to recover for our benefit the amount of damages sustained by us as a result of the misconduct alleged in the letter. The misconduct alleged in the letter is similar to the type of misconduct alleged against the individual defendants in the consolidated shareholder derivative lawsuit described above. The demand letter indicates that Mr. Stein will commence a shareholder’s derivative action on our behalf, if our Board does not commence an action as demanded therein within a reasonable period of time. We informed Mr. Stein that our Board had deferred its decision with respect to Mr. Stein’s demand until the conclusion of the DOJ investigation of us, the inquiry initiated by the SEC into the allegations being investigated by the DOJ and the securities class action lawsuits filed against us, or until the receipt of additional information concerning the allegations made in the demand.

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

The current and former executive officers named in one or more of the pending shareholder derivative lawsuits and derivative demand letter described above include: Rene R. Champagne, Clark D. Elwood, Eugene W. Feichtner, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

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

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005, the relator filed an amended complaint in the Olson Action. In the amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint seeks an unspecified judgment and attorney’s fees and costs. We intend to defend ourselves vigorously against the allegations made in the complaint.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF             OPERATIONS.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify these statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially are the following:

•	business conditions and growth in the postsecondary education industry and in the general economy;

•	changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement thereof, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our institutes;

•	our ability to implement our growth strategies;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	loss of lender access by our students for student loans; and

•	the results of the shareholder derivative lawsuits filed against us, which, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2004 for discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;

•	nature of capital additions;

•	seasonality of revenue;

•	components of income statement captions;

•	federal regulations regarding:

•	timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”);

•	percentage of applicable revenue that may be derived from the Title IV Programs;

•	return of Title IV Program funds for withdrawn students; and

•	default rates;

•	private loan programs;

•	investments;

•	repurchase of shares of our common stock;

•	minimum pension liability; and

•	our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others are taught either online over the Internet or partially online over the Internet and partially in residence on campus (the “Hybrid Delivery Model”).

The results of the shareholder derivative lawsuits filed against us, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2005, we were offering associate, bachelor and master degree programs to more than 44,000 students. We currently have 79 institutes located in 31 states. Each of our institutes is (a) authorized by the applicable education authorities of the states in which it operates and recruits and (b) accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of September 30, 2005, all of our program offerings were degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the third quarter of 2005, we opened one new institute and one new learning site. A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus. We plan to open as many as three additional new institutes in the remainder of 2005. We intend to continue expanding by:

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

Hurricane Katrina

On August 28, 2005, we temporarily closed the ITT Technical Institute in St. Rose, Louisiana due to Hurricane Katrina. The institute’s facility did not incur extensive physical damage. A number of the students who attended the institute in St. Rose prior to August 28, 2005 have since transferred to other ITT Technical Institutes. We intend to reopen the ITT Technical Institute in St. Rose in time for the start of the next academic quarter in late November 2005. Due to the hurricane’s impact on the region, however, we believe that the total number of students attending the ITT Technical Institute in St. Rose when it reopens will be significantly less than the number of students attending the institute prior to the hurricane and will not return to the prior level in the foreseeable future. We estimate that the temporary closure of the institute will have an adverse effect on our earnings per share in the amount of approximately $0.01 for the three months ended December 31, 2005 and approximately $0.04 for the year ended December 31, 2006.

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

Property and Equipment. We include all property and equipment in the financial statements at cost and make provisions for depreciation of property and equipment using the straight-line method. Estimated useful lives generally range from:

•	three to ten years for furniture and equipment;

•	three to 14 years for leasehold and building improvements;

•	20 to 40 years for buildings; and

•	three to eight years for capitalized software.

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

Approximately 97% of our revenue represents tuition charges and approximately 3% of our revenue represents tool kit sales, laptop computer sales and student fees. Textbooks and other course materials distributed to students are included in the tuition and are not charged separately to students. The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program. Each of these factors is known at the time our tuition revenue is calculated and is not subject to estimation.

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

New Accounting Pronouncements

In June 2004, the FASB’s EITF issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The disclosure requirements of EITF 03-1, however, are effective for annual periods ending after June 15, 2004. Until further guidance is provided by the FASB, we are unable to determine the effect, if any, that EITF 03-1 will have on our financial condition or results of operations. See Note 5 of the Notes to Consolidated Financial Statements set forth elsewhere in this report for additional disclosures regarding our investments.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” that revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides guidance regarding the application of SFAS No. 123R. Under this accounting treatment, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. We expect to adopt SFAS No. 123R in our 2006 fiscal year on a modified-prospective basis without restating prior periods, which will require that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable after the effective date.

We currently account for share-based compensation to employees and directors using the intrinsic value method under APB Opinion No. 25. Under the intrinsic value method, no compensation cost for employee or director stock options is recognized in the financial statements. The adoption of SFAS No. 123R will have a material adverse effect on our results of operations, because it will require us to expense future compensation costs for stock options awarded to our employees and directors. All of those compensation expenses, however, will be non-cash and should not have a material adverse effect on our financial condition or cash flows. We have elected to use the prospective method of adoption of SFAS No. 123R. For periods after January 1, 2006, the impact of SFAS No. 123R will depend on the amount of share-based compensation paid to our employees and directors. If we had adopted SFAS No. 123R in prior periods, the compensation expense recognized would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the notes to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, instead of a cash flow from operating activities as currently required. This new requirement will reduce net cash flows from operating activities and increase net cash flows from financing activities by a corresponding amount in periods after we adopt SFAS No. 123R. On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of certain unvested, “out-of-the-money” stock options to purchase shares of our common stock that had exercise prices greater than $49.20, the closing price of our common stock on October 24, 2005. The vesting was accelerated for non-qualified stock options representing approximately 795,000 shares of our common stock, which included all unvested, “out-of-the-money” stock options issued and outstanding under the 1997 Stock Plan and 1999 Directors Stock Plan. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October 24, 2005 and will remain exercisable through their expiration or termination dates, which vary, but do not extend past 2014. The vesting of those stock options was accelerated prior to our adoption in 2006 of SFAS No. 123R, as discussed in Note 2 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” that replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under this new standard, voluntary changes in accounting principles must be applied retrospectively with all prior period financial statements presented. SFAS No. 154 also requires that any change in the method of depreciation, amortization or depletion for long-lived non-financial assets be accounted for prospectively as a change in accounting estimate, and corrections of errors in previously issued financial statements be termed a restatement. SFAS No. 154 is effective for changes in accounting principles and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that SFAS No. 154 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	46.1	47.5	48.1	50.9
Student services and administrative expenses	27.9	27.7	29.8	28.9
Special legal and other investigation costs	(3.7)	6.2	0.3	5.6

Operating income	29.7	18.6	21.8	14.6
Interest income, net	1.2	0.6	1.2	0.5

Income before income taxes	30.9%	19.2%	23.0%	15.1%

The following table sets forth our total student enrollment as of the dates indicated:

	2005		2004
Total Student Enrollment as of	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year
March 31	41,557	9.2%	38,052	19.0%
June 30	41,419	7.0%	38,709	16.8%
September 30	44,331	5.1%	42,183	14.2%
December 31	Not applicable	Not applicable	40,876	10.8%

The total student enrollment numbers exclude international enrollments and enrollments at two institutes that ceased operations at the end of 2004.

A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;

•	after graduating from a different program of study at that institute in a prior academic quarter; or

•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment for the periods indicated:

	2005		2004
New Student Enrollment for the Three Months Ended	New Student Enrollment	Increase Over Prior Year	New Student Enrollment	Increase Over Prior Year
March 31	9,824	6.2%	9,253	28.3%
June 30	10,576	3.1%	10,261	18.4%
September 30	15,845	9.0%	14,534	14.5%
December 31	Not applicable	Not applicable	7,909	8.7%

Total for the year	Not applicable	Not applicable	41,957	17.1%

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

The following table sets forth the rates of our students’ persistence for each quarter in 2003, 2004, and 2005:

	Student Persistence for the Three Months Ended
Year	March 31	June 30	September 30	December 31
2003	76.9%	76.6%	73.2%	80.2%
2004	78.0%	74.8%	71.4%	78.2%
2005	77.6%	74.2%	68.8%	Not applicable

International enrollments and enrollments at two institutes that ceased operations at the end of 2004 are excluded from the calculation of our students’ persistence rates.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Revenue increased $18.9 million, or 11.9%, to $176.8 million in the three months ended September 30, 2005 from $157.9 million in the three months ended September 30, 2004, primarily due to:

•	a 5.0% increase in tuition rates in March 2005;

•	a 7.0% increase in the total student enrollment at our institutes on June 30, 2005 compared to June 30, 2004; and

•	a 9.0% increase in the new student enrollment at our institutes in the three months ended September 30, 2005 compared to the same period in 2004.

The increase in total student enrollment was primarily a result of:

•	the opening of new institutes;

•	an increased number of new programs of study offered by our institutes;

•	the availability of private student loans to supplement federal student financial aid;

•	national demographic trends that continue to be favorable to the postsecondary education industry; and

•	the use of the Hybrid Delivery Model at more institutes.

The increase in revenue was partially offset by a decrease in our students’ persistence from 71.4% in the three months ended September 30, 2004 to 68.8% in the three months ended September 30, 2005. The decrease in our students’ persistence was primarily the result of:

•	the temporary closure of our institute in St. Rose, LA as a result of Hurricane Katrina;

•	an increase in the number of online courses taken by students (in which students typically persist at lower rates than in residence courses) in 2005 compared to 2004; and

•	an increase in the number of graduates in 2005 compared to 2004.

Cost of educational services increased $6.4 million, or 8.5%, to $81.4 million in the three months ended September 30, 2005 from $75.0 million in the three months ended September 30, 2004. The principal causes of this increase included:

•	the costs required to service the increased enrollment;

•	normal inflationary cost increases for wages and other costs of services; and

•	increased costs due to opening two new institutes and three new learning sites in the nine months ended September 30, 2005.

Cost of educational services as a percentage of revenue decreased to 46.1% in the three months ended September 30, 2005 from 47.5% in the three months ended September 30, 2004. The primary causes of this decrease included:

•	expanded use of the Hybrid Delivery Model;

•	cost reductions in course supplies as a result of new and renegotiated vendor contracts;

•	continued facility utilization efficiencies; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Student services and administrative expenses increased $5.5 million, or 12.7%, to $49.3 million in the three months ended September 30, 2005 from $43.8 million in the three months ended September 30, 2004. The principal causes of this increase included:

•	normal inflationary cost increases for wages and other costs of services; and

•	an increase in media advertising costs of 13.8% as a result of the promotion of new program offerings and higher media rates.

Student services and administrative expenses increased to 27.9% of revenue in the three months ended September 30, 2005 compared to 27.7% of revenue in the three months ended September 30, 2004, primarily due to an increase in media advertising costs.

Special legal and other investigation costs decreased $16.3 million to $(6.5) million in the three months ended September 30, 2005 from $9.8 million in the three months ended September 30, 2004. This decrease had a material favorable effect on our results of operations. We recorded income of $6.5 million in the three months ended September 30, 2005 to reduce the accrual of estimated legal costs associated with the Actions. We recorded a charge of $9.8 million in the three months ended September 30, 2004 for estimated legal costs associated with the Actions. See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $23.2 million, or 79.2%, to $52.5 million in the three months ended September 30, 2005 from $29.3 million in the three months ended September 30, 2004. The operating margin increased to 29.7% of revenue in the three months ended September 30, 2005 from 18.6% in the three months ended September 30, 2004, primarily as a result of:

•	a $6.5 million reduction of the accrual for special legal and other investigation costs in the three months ended September 30, 2005 compared to a $9.8 million charge recorded for special legal and other investigation costs in the three months ended September 30, 2004, which represented a 9.9% increase in the operating margin;

•	expanded use of the Hybrid Delivery Model;

•	cost reductions in course supplies as a result of new and renegotiated vendor contracts;

•	continued facility utilization efficiencies; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Income taxes. Our combined effective federal and state income tax rate was 36.9% in the three months ended September 30, 2005 compared to 39.0% in the three months ended September 30, 2004. The primary cause of this decrease was a reduction in our tax reserves in the three months ended September 30, 2005 following the favorable resolution of state income tax reviews and a favorable return to provision adjustment for the year ended December 31, 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenue increased $55.1 million, or 12.2%, to $505.7 million in the nine months ended September 30, 2005 from $450.6 million in the nine months ended September 30, 2004, primarily due to:

•	a 5.0% increase in tuition rates in March 2005;

•	a 10.8% increase in the total student enrollment at our institutes on December 31, 2004 compared to December 31, 2003; and

•	a 6.5% increase in new student enrollment at our institutes in the nine months ended September 30, 2005 compared to the same period in 2004.

The increase in total student enrollment was primarily a result of:

•	the opening of new institutes;

•	an increased number of new programs of study offered by our institutes;

•	the availability of private student loans to supplement federal student financial aid;

•	national demographic trends that continue to be favorable to the postsecondary education industry; and

•	expanded use of the Hybrid Delivery Model.

The increase in revenue was partially offset by a decrease in our students’ persistence in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in our students’ persistence was primarily the result of:

•	an increase in the number of online courses taken by students (in which students typically persist at lower rates than in residence courses) in 2005 compared to 2004;

•	an increase in the number of graduates in 2005 compared to 2004; and

•	the temporary closure of our institute in St. Rose, LA as a result of Hurricane Katrina.

Cost of educational services increased $13.8 million, or 6.0%, to $243.3 million in the nine months ended September 30, 2005 from $229.5 million in the nine months ended September 30, 2004. The principal causes of this increase included:

•	the costs required to service the increased student enrollment;

•	normal inflationary cost increases for wages and other costs of services; and

•	increased costs due to opening two new institutes and three new learning sites in the nine months ended September 30, 2005.

Cost of educational services as a percentage of revenue decreased to 48.1% in the nine months ended September 30, 2005 from 50.9% in the nine months ended September 30, 2004. The primary causes of this decrease included:

•	expanded use of the Hybrid Delivery Model;

•	cost reductions in course supplies as a result of new and renegotiated vendor contracts;

•	continued facility utilization efficiencies; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Student services and administrative expenses increased $20.4 million, or 15.7%, to $150.7 million in the nine months ended September 30, 2005 from $130.3 million in the nine months ended September 30, 2004. The principal causes of this increase included:

•	normal inflationary cost increases for wages and other costs of services;

•	hiring more financial aid administrators to service a greater number of new and continuing students; and

•	an increase in media advertising costs of 18.5% as a result of the promotion of new program offerings and higher media rates.

Student services and administrative expenses increased to 29.8% of revenue in the nine months ended September 30, 2005 compared to 28.9% of revenue in the nine months ended September 30, 2004, primarily due to an increase in media advertising costs.

Special legal and other investigation costs decreased $23.9 million to $1.2 million in the nine months ended September 30, 2005 from $25.1 million in the nine months ended September 30, 2004. This decrease had a material favorable effect on our results of operations. The primary causes of this decrease were the favorable developments in the Actions in the three months ended September 30, 2005, which led us to reassess the probable and estimable legal costs associated with the Actions and, as a result, reduce the accrual of estimated legal costs associated with the Actions in the amount of $6.5 million by recording a corresponding amount of income in the three months ended September 30, 2005. See Note 4 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $44.8 million, or 68.2%, to $110.5 million in the nine months ended September 30, 2005 from $65.7 million in the nine months ended September 30, 2004. The operating margin increased to 21.8% of revenue in the nine months ended September 30, 2005 from 14.6% in the nine months ended September 30, 2004, primarily as a result of:

•	a $23.9 million reduction in special legal and other investigation costs, which represented a 5.3% increase in the operating margin;

•	expanded use of the Hybrid Delivery Model;

•	cost reductions in course supplies as a result of new and renegotiated vendor contracts;

•	continued facility utilization efficiencies; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Income taxes. Our combined effective federal and state income tax rate was 38.3% in the nine months ended September 30, 2005 compared to 39.0% in the nine months ended September 30, 2004. The primary cause of this decrease was a reduction in our tax reserves in the three months ended September 30, 2005 following the favorable resolution of state income tax reviews and a favorable return to provision adjustment for the year ended December 31, 2004.

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

We did not repurchase any outstanding shares of our common stock during the nine months ended September 30, 2005 and 2004. As of September 30, 2005, our existing repurchase authorization permits us to repurchase an additional 4.2 million shares of our common stock. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Net cash from operating activities was $49.4 million in the three months ended September 30, 2005 compared to $27.4 million in the three months ended September 30, 2004. The primary causes of this increase included:

•	an increase in net income;

•	a reduction of deferred tax assets as a result of reversing certain accrued legal reserves; and

•	the revision in the classification of investments previously categorized as trading securities to available-for-sale securities.

Net cash from operating activities was $68.3 million in the nine months ended September 30, 2005 compared to $77.3 million in the nine months ended September 30, 2004. The primary causes of this decrease included:

•	the timing of payments on certain short-term obligations;

•	delays in processing student financial aid, which reduced the amount of cash represented by advance tuition payments from students and caused an increase in accounts receivable; and

•	the revision in the classification of investments previously categorized as trading securities to available-for-sale securities.

As of September 30, 2005, we had $7.6 million of investments that we plan to hold until maturity. We intend to hold $2.1 million of those investments beyond one year from the Consolidated Balance Sheet date of September 30, 2005.

Net accounts receivable increased $3.9 million to $17.9 million at September 30, 2005 from $14.0 million at September 30, 2004, primarily due to delays in processing student financial aid. Days sales outstanding increased 1.1 days to 9.3 days at September 30, 2005 from 8.2 days at September 30, 2004.

Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $16.2 million to $152.3 million at September 30, 2005 from $136.1 million at September 30, 2004. This increase was primarily due to increased tuition revenue resulting from a greater number of students and higher tuition rates, and our students’ increased use of supplemental private loans.

During the three months ended September 30, 2005, we:

•	purchased for $1.9 million one facility which we intend to renovate;

•	purchased for $1.6 million one parcel of land on which we intend to build a facility; and

•	expended $0.2 million for initial and ongoing construction costs of eight facilities.

During the nine months ended September 30, 2005, we:

•	purchased for $9.1 million two facilities which we intend to renovate;

•	purchased for $2.7 million two parcels of land on which we intend to build facilities;

•	purchased one facility for $4.7 million; and

•	expended $7.0 million for initial and ongoing construction costs of nine facilities.

In the remainder of our 2005 fiscal year, we have agreed to purchase for $1.2 million one parcel of land on which we intend to build a facility, expend $3.4 million to construct a new facility and incur $0.8 million of renovation costs for an existing facility. We may purchase additional facilities and parcels of land during the remainder of 2005. Capital expenditures were $4.1 million in the three months ended September 30, 2005 and $6.1 million in the three months ended September 30, 2004. Capital expenditures were $14.1 million in the nine months ended September 30, 2005 and $16.1 million in the nine months ended September 30, 2004.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2005.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Operating Lease Obligations	$115.7	$26.7	$44.9	$26.5	$17.6
Purchase Obligations (1)	5.4	5.4	—	—	—

Total	$121.1	$32.1	$44.9	$26.5	$17.6

(1)	Does not include agreements to purchase course materials as needed over the next five years. These agreements do not constitute contractual purchase obligations that require disclosure under the SEC’s rules and regulations.

Off-Balance Sheet Arrangements

As of September 30, 2005, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 11 years and management expects that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2005, the total face amount of those surety bonds was $8.5 million. In addition, we have provided irrevocable letters of credit in the total amount of $1.6 million to our workers’ compensation insurance providers to secure payment of our workers’ compensation claims.

From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover. Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at September 30, 2005 aggregated $0.7 million, for which we have fully reserved for our guarantee obligation.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining a set of disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis to permit decisions regarding required disclosure. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2005, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

(b) Changes in Internal Control Over Financial Reporting.

During the third quarter of 2005, we continued implementing a new management information system for recognizing and recording revenue and collections on amounts due from students. We believe that the new system will be fully implemented within the next six months. We expect that the new system will enhance our operational efficiencies. As part of the new system implementation, we expect to make adjustments to the new system that will further enhance its operating effectiveness and which may result in additional changes to our internal control over financial reporting. Other than the changes related to the new system mentioned above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2002, the Office of Attorney General for the State of California (“CAG”) informed us that the CAG had initiated an investigation of our ITT Technical Institutes in California. In August 2005, the CAG informed us that its investigation was initiated as a result of a qui tam action filed against us on May 9, 2002 in the United States District Court for the Central District of California Western Division by two of our former employees (“relators”) on behalf of themselves, the federal government and the State of California under the following caption: United States of America ex rel. Mohamed Mahmoud and Ed Maloney v. ITT Educational Services, Inc. (the “Mahmoud Action”). In the complaint, the relators alleged that we violated the federal False Claims Act, 31 U.S.C. § 3729, et seq. and the California False Claims Act, Cal. Gov’t. Code § 12650, et seq. by knowingly presenting false claims for payment, conspiring to get false claims paid and knowingly using false statements to get false claims paid relating to the grant aid received by our California students under the State’s Cal Grant Program. The CAG’s investigation lasted approximately three years and covered the seven year period from 1996 through 2002 (the “Relevant Period”).

As a result of its investigation, the CAG contended that student grade point average calculations made by us pursuant to the requirements of the Cal Grant Program to help determine whether our students in California qualified for financial aid under the Cal Grant Program resulted in approximately 93 students receiving a Cal Grant for which they were not otherwise eligible, which represented approximately 1.3% of the more than 7,000 students who received a Cal Grant while attending one of six different ITT Technical Institutes in California during the Relevant Period. We acknowledged that erroneous student grade point average calculations resulted in 49 students receiving a larger Cal Grant amount than they otherwise would have received, which represented approximately 0.7% of the total number of students who received a Cal Grant while attending one of six different ITT Technical Institutes in California during the Relevant Period.

On September 30, 2005, the CAG and we agreed to settle the State of California’s claims in the Mahmoud Action (without an admission of liability), pursuant to which we will pay the State $725 in exchange for the State’s release of all claims under the California False Claims Act that were asserted against us in the Mahmoud Action arising from the award of Cal Grant Program funds to our students during the Relevant Period. The settlement of the State of California’s claims is conditioned upon:

•	the court’s approval of the fairness, adequacy and reasonableness of the settlement terms;

•	the court’s dismissal of the remainder of the Mahmoud Action with prejudice; and

•	the California Student Aid Commission’s agreement not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action.

On October 12, 2005, the court unsealed the Mahmoud Action, upon which we learned that the DOJ, on behalf of the federal government, declined to intervene in the Mahmoud Action on September 30, 2005.

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

On August 19, 2004, a consolidated complaint in a securities class action lawsuit was filed against us and ten of our current and former Directors and executive officers in the U.S. District Court for the Southern District of Indiana under the following caption: City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Austin Action”). The Austin Action was a result of the court’s June 18, 2004 order to consolidate 13 separate securities class action lawsuits filed from February 26, 2004 through April 23, 2004. The consolidated complaint alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by engaging in an unlawful course of conduct, pursuant to which the defendants knowingly or recklessly engaged in acts, transactions, practices and courses of business to conceal adverse material information about our financial condition, and that this conduct operated as a fraud and deceit upon the plaintiffs. The complaint also alleged that the defendants made various deceptive and untrue statements of material facts and omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading to the plaintiffs, causing the plaintiffs to purchase our securities at artificially inflated prices. The putative class period in the Austin Action was from October 17, 2002 through March 8, 2004. The plaintiffs sought, among other things, an award of unspecified compensatory damages, interest, costs, expenses and attorney’s fees.

On September 14, 2005, the court dismissed without prejudice all of the claims against all of the defendants in the Austin Action, and gave the plaintiffs until October 14, 2005 to file an amended complaint. In particular, the court ruled that:

•	the plaintiffs failed to state a claim of securities fraud under Section 10(b) of the Exchange Act, 15 U.S.C. § 78j(b), and Rule 10b-5 of the SEC, 17 C.F.R. § 240.106-5;

•	the plaintiffs’ allegations failed to meet the heightened pleading requirements of Rule 9(b) of the Federal Rules of Civil Procedure (“FRCP”) or the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4(b); and

•	pursuant to Rule 12(b)(6) of the FRCP, the plaintiffs’ allegations of control person liability under Section 20(a) of the Exchange Act, 15 U.S.C. § 78t(a), failed to state a claim upon which relief could be granted.

On October 24, 2005, the court dismissed the Austin Action with prejudice.

On or about April 29, 2004, a consolidated complaint in a shareholder derivative lawsuit was filed against five of our current and former executive officers, ten of our current and former Directors and PricewaterhouseCoopers LLP (“PWC”), our independent registered public accounting firm, in the Superior Court of Hamilton County, Indiana under the following caption: In Re ITT Educational Services, Inc. Derivative Litigation. This action was a result of the court’s March 30, 2004 order to consolidate two separate shareholder derivative lawsuits filed on or about February 27, 2004. On December 1, 2004, the court dismissed the consolidated complaint without prejudice and gave the plaintiffs 30 days to replead their complaint. On January 3, 2005, the plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleged, among other things, that:

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

The amended consolidated complaint sought unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees. On September 16, 2005, the court dismissed with prejudice all of the claims against all of the defendants, because the plaintiffs’ allegations failed to meet the pleading requirement of particularity for demand futility allegations.

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

On July 7, 2004, we received a derivative demand letter pursuant to Del. Ct. Ch. R. 23.1 on behalf of Arthur Stein, a purported shareholder, demanding that our Board of Directors commence a civil action against each of our current Directors, one former Director and four of our current and former executive officers to recover for our benefit the amount of damages sustained by us as a result of the misconduct alleged in the letter. The misconduct alleged in the letter is similar to the type of misconduct alleged against the individual defendants in the consolidated shareholder derivative lawsuit described above. The demand letter indicates that Mr. Stein will commence a shareholder’s derivative action on our behalf, if our Board does not commence an action as demanded therein within a reasonable period of time. We informed Mr. Stein that our Board had deferred its decision with respect to Mr. Stein’s demand until the conclusion of the DOJ investigation of us, the inquiry initiated by the SEC into the allegations being investigated by the DOJ and the securities class action lawsuits filed against us, or until the receipt of additional information concerning the allegations made in the demand.

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

The current and former executive officers named in one or more of the pending shareholder derivative lawsuits and derivative demand letter described above include: Rene R. Champagne, Clark D. Elwood, Eugene W. Feichtner, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

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

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005, the relator filed an amended complaint in the Olson Action. In the amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint seeks an unspecified judgment and attorney’s fees and costs. We intend to defend ourselves vigorously against the allegations made in the complaint.

We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2005 through July 31, 2005	—	$—	—	4,216,300
August 1, 2005 through August 31, 2005	—	—	—	4,216,300
September 1, 2005 through September 30, 2005	—	—	—	4,216,300

Total	—	$—	—

(1)	On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”). As of September 30, 2005, 4,216,300 shares remained to be repurchased under the 2002 Repurchase Program. The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the 2002 Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 5. OTHER INFORMATION.

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of certain unvested, “out-of-the-money” stock options to purchase shares of our common stock that had exercise prices greater than $49.20, the closing price of our common stock on October 24, 2005. The vesting was accelerated for non-qualified stock options representing approximately 795,000 shares of our common stock, which included all unvested, “out-of-the-money” stock options issued and outstanding under the 1997 Stock Plan and 1999 Directors Stock Plan. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October 24, 2005 and will remain exercisable through their expiration or termination dates, which vary, but do not extend past 2014. The purpose for accelerating the vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006. We estimate that the accelerated vesting of those stock options will reduce our compensation costs, net of tax, by approximately $5,000 in 2006, $2,200 in 2007 and $200 in 2008.

On October 24, 2005, the Compensation Committee of our Board of Directors determined to accelerate the annual award and vesting of a portion of the nonqualified stock options to our executives, including our named executive officers, under the 1997 Stock Plan that the Compensation Committee would have otherwise awarded in January 2006 to become effective in February 2006 (the “Stock Options”). The Stock Options will be awarded in 2005, but the Compensation Committee has not yet determined the date of the awards or the number of shares of our common stock underlying the awards. We will file a current report on Form 8-K with the SEC following the Compensation Committee’s determination of this information. The Stock Option to be awarded to each of our executives will be fully vested and immediately exercisable as of the date of the award, permitting the executive to purchase the number of shares of our common stock underlying the Stock Option awarded at a price equal to the fair market value of the stock as of the close of business on the date of the award.

The early award and full vesting of the Stock Options will be conditioned upon each of our executives agreeing, in the applicable award agreement to be entered into between us and the executive (the “Award Agreement”), that he/she will not, subject to limited exceptions, sell, transfer or otherwise dispose of any shares of our common stock acquired by the executive upon exercising the Stock Option until:

•	the first anniversary of the award date, with respect to one-third of the shares of our common stock underlying the Stock Option;

•	the second anniversary of the award date, with respect to an additional one-third of the shares of our common stock underlying the Stock Option; and

•	the third anniversary of the award date, with respect to the remaining one-third of the shares of our common stock underlying the Stock Option.

The purpose for accelerating the award and vesting of the Stock Options is to reduce our future compensation costs associated with the Stock Options upon our adoption of SFAS No. 123R in 2006. An estimate of the amount that our compensation costs, net of tax, in future years will be reduced due to the accelerated award and vesting of the Stock Options will be included in the current report on Form 8-K that we will file with the SEC following the Compensation Committee’s determination of the date of the Stock Option awards and the number of shares of our common stock underlying the Stock Option awards.

On October 25, 2005, our Board of Directors approved:

•	a change in the form of annual long-term incentive compensation paid by us to the non-employee members of our Board of Directors from non-qualified stock options to restricted stock;

•	the creation of a new equity compensation plan that would permit the payment of restricted stock to the non-employee members of our Board of Directors; and

•	the submission of that plan to our shareholders for approval at our 2006 Annual Meeting of Shareholders.

Under the terms of the proposed equity compensation plan, each non-employee member of our Board of Directors would receive an annual award of restricted stock that would not vest before the expiration of three years from the date of the award, except in the event that the Director’s service on our Board of Directors ends for any reason other than for cause or in the event of an acceleration event as would be defined in the equity compensation plan document. The number of shares of our common stock subject to each annual award of restricted stock to each non-employee member of our Board of Directors would be determined from time to time by our Board of Directors. Subject to the approval of our shareholders of the new equity compensation plan, the annual award of restricted stock to the non-employee members of our Board of Directors would begin in 2006, and the initial award would represent the number of shares of our common stock that would have a fair market value equal to $100,000 as of the close of business on the date of the award.

Prior to October 25, 2005, the non-employee members of our Board of Directors received an annual non-qualified stock option award representing 8,000 shares of our common stock under the 1999 Directors Stock Plan.

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

Date: October 27, 2005

	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q)

10.51	Separation and General Release Agreement accepted by Martin A. Grossman on September 12, 2005 (incorporated herein by reference from the same exhibit number to ITT/ESI’s current report on Form 8-K dated September 12, 2005)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2