Form 10-K/A
period 2004-12-31
ITT EDUCATIONAL SERVICES INC
filed 2006-02-10
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-K/A

(Amendment No. 1)

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐        No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    ☒        No    ☐

$1,723,418,237

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐        No    ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2004 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

46,114,797

Number of shares of Common Stock, $.01 par value, outstanding at February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K/A

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K/A INTO WHICH DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2005	PART III

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2005 (“Original Filing”), reflects a restatement (“Restatement”) of our Consolidated Financial Statements as discussed in Note 11 of the Notes to Consolidated Financial Statements. The determination to restate those financial statements was made as a result of our management’s identification of errors related to how we reported restricted cash and where we reported the tax benefit from stock option exercises on our Consolidated Statements of Cash Flows. Those errors were identified as a result of additional controls and enhanced procedures that we adopted during the preparation of our Consolidated Financial Statements in connection with the financial reporting close process of our 2005 fiscal year that ended on December 31, 2005. Further information on the effect of the Restatement on our Consolidated Statements of Cash Flows can be found in Note 11 of the Notes to Consolidated Financial Statements.

This Form 10-K/A only amends and restates Items 7, 8 and 9A of Part II of the Original Filing, and references to this “Form 10-K” have been revised to refer to this “Form 10-K/A.” Although this Form 10-K/A contains all of the items required to be included in an Annual Report on Form 10-K, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002. An updated consent of our independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form10-K/A continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the SEC subsequent to the filing of the Original Filing, including the Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005, amendments of which are being filed concurrently with the filing of this Form 10-K/A.

With this filing, we have amended the Original Filing. As such, our Consolidated Financial Statements as of and for the years ended December 31, 2004, 2003 and 2002, the report of our independent registered public accounting firm and the related financial information contained in the Original Filing should no longer be relied upon. In addition, the financial information contained in our Quarterly Reports on Form 10-Q for the three months ended March 31, June 30 and September 30, 2005, previously filed by us, should no longer be relied upon.

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

_______________

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

_______________

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

Our headquarters provides centralized services to all of our institutes in the following areas:

•	accounting	•	legal
•	marketing	•	regulatory
•	public relations	•	legislative affairs
•	curricula development	•	real estate
•	management information systems	•	human resources
•	purchasing	•	compliance/internal audit

In addition, national managers of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

•	recruiting	•	career services
•	finance	•	library
•	academic affairs

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K/A for the year ended December 31, 2004, excluding certain of its exhibits;
•	our Corporate Governance Guidelines;

•	the charter for each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors; and
•	the Code.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “ESI.” The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE’s consolidated transaction reporting system.

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

_____________

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

_______________

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of our Consolidated Financial Statements, as discussed in Note 11 of the Notes to Consolidated Financial Statements.

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

Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including institute start-up costs for new institutes. We have generated positive cash flows from operations for the past five years. Restated cash flows from operations in 2004 were $142.9 million, a decrease of $20.2 million from $163.1 million in 2003. This decrease was primarily a result of a large initial increase in cash flows from operations realized in 2003 following the implementation of new cash management strategies, and amounts paid in connection with the Actions. As of December 31, 2004, we had $28.4 million of investments that we plan to hold until maturity. The maturity dates extend beyond one year for $5.4 million of those held-to-maturity investments. As of December 31, 2004, we had $310.6 million of investments in auction rate debt securities, variable rate demand notes and auction rate preferred equity securities that were available for sale. Although the contractual maturity dates for some of our auction rate debt securities and variable rate demand notes extend beyond ten years, we have the ability to quickly liquidate those investments and we do not intend to hold those investments until they mature. Cash and cash equivalents, restricted cash and investments ranged from a low of $183.7 million in February 2004 to a high of $370.3 million in November 2004.

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

______________

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

The information required by this Item appears on pages F-1 through F-30 of this Annual Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

As of December 31, 2004, we conducted an evaluation, under the supervision (and with the participation) of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our management concluded that our DCP were not effective as of December 31, 2004, as a result of a material weakness in our internal control over our financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, with respect to accounting for cash flows from operating and financing activities, as described below in our Management’s Report on Internal Control Over Financial Reporting that appears on page F-1 of this Annual Report on Form 10-K/A.

Internal Control Over Financial Reporting

Our management’s report on our ICFR appears on page F-1 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

Our management’s assessment of the effectiveness of our ICFR as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears beginning on page F-2 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

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

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 appear on page F-29 of this Annual Report.

3.	Quarterly Results for 2004 and 2003 (unaudited) appear on page F-30 of this Annual Report.

4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-2 through S-5 of this Annual Report, which immediately precedes such exhibits, and is incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting (Restated)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2004. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over the preparation, review and presentation of our Consolidated Statements of Cash Flows. Specifically, the controls over the presentation of cash flows from (a) restricted cash and (b) the tax benefit from stock option exercises were not effective, resulting in the restatement of our annual Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and interim Consolidated Financial Statements for the three months ended March 31, June 30 and September 30, 2005 and 2004. In addition, this control deficiency could result in a misstatement of our cash flows from operating activities and cash flows from financing activities that would result in a material misstatement to our annual and interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In our original 2004 Annual Report on Form 10-K, our management concluded that we maintained effective ICFR as of December 31, 2004. Our management has subsequently determined, however, that the material weakness described above existed as of December 31, 2004. As a result, our management has concluded that we did not maintain effective ICFR as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Accordingly, our management has restated this Report on our ICFR.

Our management’s assessment of the effectiveness of our ICFR as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

Changes In Internal Control Over Financial Reporting

In connection with our financial statement closing process for the year ended December 31, 2005, we implemented additional controls and enhanced procedures for the reporting of restricted cash and the tax benefit from stock option exercises on our Consolidated Statements of Cash Flows, and we believe that those changes will assure the proper classification of those items on our Consolidated Statements of Cash Flows. The additional controls and enhanced procedures include improved communication procedures, the evaluation and adjustment of existing policies and procedures, benchmarking accounting applications against competitors, and training of employees responsible for the accounting for cash flows from operating and financing activities. We have also implemented additional monitoring controls to include a complete and timely review of amounts recorded as cash flows from operating activities or financing activities.

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

As discussed in Note 11 to the consolidated financial statements, the Company restated its 2004, 2003 and 2002 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-1 that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the preparation, review and presentation of the Company’s consolidated statements of cash flows, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified, in its assessment, the following material weakness in the Company’s internal control over financial reporting. As of December 31, 2004, the Company did not maintain effective controls over the preparation, review and presentation of the Company’s consolidated statements of cash flows. Specifically, the controls over the presentation of cash flows from (a) restricted cash and (b) the tax benefit from stock option exercises were not effective, resulting in the restatement of the Company’s annual consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and interim consolidated financial statements for the three months ended March 31, June 30 and September 30, 2005 and 2004. In addition, this control deficiency could result in a misstatement of the Company’s cash flows from operating activities and cash flows from financing activities that would result in a material misstatement to the Company’s annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. However, management has subsequently determined that the material weakness described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that ITT Educational Services, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ITT Educational Services, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana

March 14, 2005, except for the restatement discussed in

Note 11 to the consolidated financial statements and the

matter discussed in the penultimate paragraph of

Management’s Report On Internal Control Over Financial

Reporting, as to which the date is February 9, 2006

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

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
	(Restated, see Note 11)
Cash flows from operating activities:
Net income	$75,263	$58,858	$43,854
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,249	21,190	21,117
Provision for doubtful accounts	11,996	6,134	6,872
Deferred income taxes	5,290	(2,835)	2,156
Tax benefit from stock option exercises	6,355	12,295	3,308
Changes in operating assets and liabilities:
Restricted cash	302	(1,393)	(1,641)
Short-term investments	13,347	12,197	15,397
Accounts receivable	(13,028)	(6,559)	(3,166)
Prepaids and other assets	(1,952)	2,400	1,541
Direct marketing costs, net	(3,869)	(235)	(89)
Accounts payable and accrued liabilities	4,501	33,647	13,304
Deferred revenue	26,428	27,367	25,845

Net cash flows from operating activities	142,882	163,066	128,498

Cash flows from investing activities:
Facility expenditures and land purchases	(16,376)	(25,718)	(19,843)
Capital expenditures, net	(19,116)	(14,391)	(14,265)
Proceeds from sales and maturities of investments	1,128,172	179,230	—
Purchase of investments	(1,277,816)	(368,392)	—

Net cash flows from investing activities	(185,136)	(229,271)	(34,108)

Cash flows from financing activities:
Purchase of treasury stock	—	(28,726)	(44,451)
Exercise of stock options	8,601	14,039	10,293

Net cash flows from financing activities	8,601	(14,687)	(34,158)

Net change in cash and cash equivalents	(33,653)	(80,892)	60,232

Cash and cash equivalents at beginning of period	43,042	123,934	63,702

Cash and cash equivalents at end of period	$9,389	$43,042	$123,934

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$34,965	$24,240	$17,328
Non-cash financing activities:
Issuance of treasury stock for 2002 Bonus Parameters and Directors Deferred Compensation Plan	$—	$9	$883

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock		Total
	Shares (a)	Amount					Shares (a)	Amount
Balance as of December 31, 2001	54,069	$270	$37,355	$148,602		$(1,837)	(7,748)	$(106,202)	$78,188
Exercise of stock options				(7,925)			885	18,218	10,293
Tax benefit from stock option exercises			3,308						3,308
Purchase of treasury stock							(2,174)	(44,451)	(44,451)
Issue treasury stock for 2002 Bonus Parameters				(122)			48	968	846
Issue treasury stock for Directors Deferred Compensation Plan							3	37	37
2-for-1 stock split		270	(270)						—
Comprehensive income:
Net income for 2002				43,854	$43,854				43,854
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment					(3,051)	(3,051)			(3,051)

Other comprehensive income (loss)					(3,051)

Comprehensive income					$40,803

Balance as of December 31, 2002	54,069	540	40,393	$184,409		(4,888)	(8,986)	(131,430)	89,024
Exercise of stock options				(21,867)			1,425	35,906	14,039
Tax benefit from stock option exercises			12,295						12,295
Purchase of treasury stock							(1,078)	(28,726)	(28,726)
Issue treasury stock for Directors Deferred Compensation Plan Comprehensive income:							1	9	9
Net income for 2003				58,858	$58,858				58,858
Other comprehensive income, net of tax:
Minimum pension liability adjustment					625	625			625

Other comprehensive income					625

Comprehensive income					$59,483

Balance as of December 31, 2003	54,069	540	52,688	221,400		(4,263)	(8,638)	(124,241)	146,124
Exercise of stock options			614	(2,753)			563	10,740	8,601
Tax benefit from stock option exercises			6,355						6,355
Comprehensive income:
Net income for 2004				75,263	$75,263				75,263
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)

Other comprehensive income					(1,269)

Comprehensive income					$73,994

Balance as of December 31, 2004	54,069	$540	$59,657	$293,910		$(5,532)	(8,075)	$(113,501)	$235,074

(a)	The number of shares in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.

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

	As of December 31, 2004				As of December 31, 2003
	Trading Securities	Available- For-Sale	Held-to- Maturity	Total	Trading Securities	Available- For-Sale	Held-to- Maturity	Total
Short-term investments	$—	$309,567	$23,003	$332,570	$13,347	$160,233	$15,589	$189,169
Non-current investments	—	1,000	5,363	6,363	—	7,895	5,572	13,467

	$—	$310,567	$28,366	$338,933	$13,347	$168,128	$21,161	$202,636

Investment income for the years ended December 31, 2004, 2003 and 2002 consists of:

	Year Ended December 31,
	2004	2003	2002
Net realized gains (losses) on the sale of investments	$19	$(27)	$(48)
Interest income, net	3,844	2,292	2,463
Change in net unrealized holding gain (loss)	(29)	(270)	269

	$3,834	$1,995	$2,684

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

As of December 31, 2004, we no longer participate in the Federal Perkins Loan (“Perkins”) program. We administered on behalf of the federal government a pool of Perkins student loans which aggregated $0 at December 31, 2004 and $107 at December 31, 2003. We have recorded in our financial statements only our aggregate mandatory contributions to this program, which aggregated $0 at December 31, 2004 and $32 at December 31, 2003. In order to cover potential losses related to funds committed by us under the Perkins program, we provided $32 at December 31, 2003.

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

4.    Restricted Cash

We participate in the Electronic Funds Transfer (“EFT”) program through the ED. All monies transferred to us via the EFT program are subject to certain holding period restrictions, generally from three to seven days, before they can be drawn into our cash account. These amounts are classified as restricted cash until they are applied to the students’ accounts. See Note 11 for a discussion of the restatement related to the classification of restricted cash on our Consolidated Statements of Cash Flows.

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

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share data and unless otherwise stated)

	2004		2003		2002
	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price
Outstanding at beginning of year	3,232,068	$16.37	3,791,415	$11.95	3,765,446	$10.38
Granted	777,500	49.42	927,000	24.63	938,000	17.98
Forfeited	(176,010)	34.73	(61,674)	19.57	(26,670)	13.08
Exercised	(563,616)	15.26	(1,424,673)	9.84	(885,361)	11.63

Outstanding at end of year	3,269,942	$23.43	3,232,068	$16.37	3,791,415	$11.95

	Exercise Price Range
	$5.97-$8.03	$9.72-$12.13	$14.75-$21.78	$22.48-$31.45	$34.30-$51.20	Total
Options outstanding at end of year	311,118	731,920	727,713	775,691	723,500	3,269,942
Weighted average exercise price on options outstanding	$6.66	$10.51	$17.22	$24.12	$49.21	$23.43
Weighted average remaining contractual life	4.2 years	4.4 years	6.1 years	8.0 years	9.1 years	6.7 years
Options exercisable at end of year	311,118	731,920	534,656	327,299	36,999	1,941,992
Weighted average exercise price on exercisable options outstanding	$6.66	$10.51	$17.20	$24.50	$50.09	$14.85

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

11.    Restatement of Consolidated Financial Statements

Our restricted cash results from our use of the ED’s electronic funds transfer system as part of our participation in the Title IV Programs. All monies transferred to us from the ED by electronic funds transfer are subject to certain holding restrictions. We cannot use those funds until we apply them to our students’ accounts, which typically occurs within three business days. We previously reported restricted cash with cash and cash equivalents in the beginning and ending balances reconciled on our Consolidated Statements of Cash Flows. SFAS No. 95, however, states that the beginning and ending balances reconciled on a statement of cash flows should include only the change in cash and cash equivalents during the period. To correct the positioning of restricted cash, we removed restricted cash from the beginning and ending balances reconciled and now report restricted cash under a separate caption in the cash flows from operating activities section on our Consolidated Statements of Cash Flows as a component of the adjustments to reconcile net income to net cash from operating activities. The effect of the change in how we report restricted cash on our annual Consolidated Statements of Cash Flows for:

•	fiscal 2004, was to:
•	decrease the beginning balance in cash and cash equivalents by $8,496;
•	decrease the ending balance in cash and cash equivalents by $8,194; and
•	increase net cash flows from operating activities by $302;
•	fiscal 2003, was to:
•	decrease the beginning balance in cash and cash equivalents by $7,103;
•	decrease the ending balance in cash and cash equivalents by $8,496; and
•	decrease net cash flows from operating activities by $1,393; and
•	fiscal 2002, was to:
•	decrease the beginning balance in cash and cash equivalents by $5,462;
•	decrease the ending balance in cash and cash equivalents by $7,103; and
•	decrease net cash flows from operating activities by $1,641.

The change in how we report restricted cash on our Consolidated Statements of Cash Flows had no effect on any of our previously issued Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Shareholders’ Equity. Our previously issued financial statements reported restricted cash under a separate caption in the current assets section on our Consolidated Balance Sheets, which is not being changed as part of the Restatement.

We have awarded non-qualified stock options to our employees and the non-employee members of our Board of Directors (“Stock Options”). In 2005 and prior periods, we followed the intrinsic value based method of accounting for the Stock Options in accordance with APB No. 25 and adopted the disclosure only provisions of SFAS No. 123.

Effective January 1, 2006, we adopted SFAS No. 123R which supercedes APB Opinion No. 25. When a Stock Option is exercised, we receive a tax deduction in the amount that the fair market value of our common stock on the date of exercise exceeds the exercise price of the Stock Option, because that amount is taxable to the optionee. Pursuant to APB Opinion No. 25, however, we did not recognize any tax benefit resulting from a Stock Option exercise on our Consolidated Statements of Income. As a result, any tax benefit realized by us from a Stock Option exercise was reported under the capital surplus caption in the shareholders’ equity section on our Consolidated Balance Sheets. We previously reported the amount of the tax benefit from Stock Option exercises under the exercise of stock options caption in the cash flows from financing activities section on our Consolidated Statements of Cash Flows. EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” provides, however, that a company’s income tax benefit from stock option exercises should be reported in the cash flows from operating activities section on its consolidated statements of cash flows. To correct this classification, we changed our reporting of the tax benefit from Stock Option exercises by removing those benefits from under the exercise of stock options caption in the cash flows from financing activities section on our Consolidated Statements of Cash Flows and reporting those benefits under a separate caption entitled, “tax benefit from stock option exercises,” in the cash flows from operating activities section on our Consolidated Statements of Cash Flows, as a component of the adjustments to reconcile net income to net cash from operating activities. The effect of the change in where we report the tax benefit from Stock Option exercises on our annual Consolidated Statements of Cash Flows for fiscal 2004, 2003 and 2002 was to: (a) decrease cash flows from financing activities by $6,355 in 2004, $12,295 in 2003 and $3,308 in 2002; and (b) increase cash flows from operating activities by $6,355 in 2004, $12,295 in 2003 and $3,308 in 2002. The change in where we report the tax benefit from Stock Option exercises on our Consolidated Statements of Cash Flows had no effect on: (i) any of our previously issued Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Shareholders’ Equity; or (ii) the cash and cash equivalents at beginning of period or the cash and cash equivalents at end of period that are reported on any of our previously issued Consolidated Statements of Cash Flows.

The impact of the Restatement on our Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, is shown in the following table.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	RESTATED			AS PREVIOUSLY PRESENTED IN 2004 10-K FILING
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Cash flows from operating activities:
Net income	$75,263	$58,858	$43,854	$75,263	$58,858	$43,854
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,249	21,190	21,117	18,249	21,190	21,117
Provision for doubtful accounts	11,996	6,134	6,872	11,996	6,134	6,872
Deferred income taxes	5,290	(2,835)	2,156	5,290	(2,835)	2,156
Tax benefit from stock option exercises	6,355	12,295	3,308	-	-	-
Changes in operating assets and liabilities:
Restricted cash	302	(1,393)	(1,641)	-	-	-
Short-term investments	13,347	12,197	15,397	13,347	12,197	15,397
Accounts receivable	(13,028)	(6,559)	(3,166)	(13,028)	(6,559)	(3,166)
Prepaids and other assets	(1,952)	2,400	1,541	(1,952)	2,400	1,541
Direct marketing costs, net	(3,869)	(235)	(89)	(3,869)	(235)	(89)
Accounts payable and accrued liabilities	4,501	33,647	13,304	4,501	33,647	13,304
Deferred revenue	26,428	27,367	25,845	26,428	27,367	25,845

Net cash flows from operating activities	142,882	163,066	128,498	136,225	152,164	126,831

Cash flows from investing activities:
Facility expenditures and land purchases	(16,376)	(25,718)	(19,843)	(16,376)	(25,718)	(19,843)
Capital expenditures, net	(19,116)	(14,391)	(14,265)	(19,116)	(14,391)	(14,265)
Proceeds from sales and maturities of investments	1,128,172	179,230	-	1,128,172	179,230	-
Purchase of investments	(1,277,816)	(368,392)	-	(1,277,816)	(368,392)	-

Net cash flows from investing activities	(185,136)	(229,271)	(34,108)	(185,136)	(229,271)	(34,108)

Cash flows from financing activities:
Purchase of treasury stock	-	(28,726)	(44,451)	-	(28,726)	(44,451)
Exercise of stock options	8,601	14,039	10,293	14,956	26,334	13,601

Net cash flows from financing activities	8,601	(14,687)	(34,158)	14,956	(2,392)	(30,850)

Net change in cash and cash equivalents	(33,653)	(80,892)	60,232
Net change in cash, cash equivalents and restricted cash				(33,955)	(79,499)	61,873

Cash and cash equivalents at beginning of period	43,042	123,934	63,702

Cash, cash equivalents and restricted cash at beginning of period				51,538	131,037	69,164

Cash and cash equivalents at end of period	$9,389	$43,042	$123,934

Cash, cash equivalents and restricted cash at end of period				$17,583	$51,538	$131,037

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

______________

(1)	Represents Federal Family Education Loan/Perkins Loan programs.

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY RESULTS

FOR 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Three Months Ended					Year
2003	March 31	June 30	Sept. 30	Dec. 31
Revenue	$119,000	$124,831	$134,382	$144,643		$522,856
Cost of educational services	$68,333	$72,449	$69,681	$69,543	(a)	$280,006
Student services and administrative expenses	$36,998	$36,924	$39,495	$34,912		$148,329
Operating income	$13,669	$15,458	$25,206	$40,188	(a)	$94,521
Interest income, net	$448	$550	$551	$446		$1,995
Net income	$8,682	$9,845	$15,841	$24,490		$58,858
Earnings per share
Basic	$0.19	$0.22	$0.35	$0.54		$1.31
Diluted	$0.19	$0.21	$0.34	$0.52		$1.27

2004
Revenue	$141,730	$150,931	$157,945	$167,228		$617,834
Cost of educational services	$76,493	$78,010	$75,033	$69,211	(a)	$298,747
Student services and administrative expenses	$41,449	$45,045	$43,771	$44,131		$174,396
Special legal and other investigation costs (b)	$9,700	$5,606	$9,837	$—		$25,143
Operating income	$14,088	$22,270	$29,304	$53,886	(a)	$119,548
Interest income, net	$709	$648	$959	$1,518		$3,834
Net income	$9,026	$13,980	$18,460	$33,797		$75,263
Earnings per share
Basic	$0.20	$0.31	$0.40	$0.74		$1.64
Diluted	$0.19	$0.30	$0.39	$0.72		$1.61

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

ITT Educational Services, Inc.

	By:	/s/ Daniel M. Fitzpatrick _________________________________________________________________________________________________
Dated: February 10, 2006		Daniel M. Fitzpatrick
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description		Page No. In This Filing

3.1	(1)	Restated Certificate of Incorporation, as Amended to Date

3.2	(2)	Restated By-laws, as Amended to Date

10.1	(3)	Registration Rights Agreement between ITT/ESI and ITT

10.2	(3)	Tax Sharing Agreement between ITT/ESI and ITT

10.3	(3)	Intercompany Agreement between ITT/ESI and ITT

10.4	(3)	Trade Name and Service Mark License Agreement between ITT/ESI and ITT

10.5	(3)	Employee Benefits and Administrative Services Agreement between ITT/ESI and ITT

10.6	(3)	Treasury Services and Credit Facilities Agreement between ITT/ESI and ITT

10.7	*(4)	ITT Educational Services, Inc. 1994 Stock Option Plan

10.8	*(5)	1997 ITT Educational Services, Inc. Incentive Stock Plan

10.9	(6)	Employee Benefits Agreement between ITT/ESI and ITT

10.10	(6)	Income Tax Sharing Agreement between ITT/ESI, ITT and Starwood Hotels & Resorts Worldwide, Inc

10.11	(6)	Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation

10.12	(7)	Amended and Restated Registration Rights Agreement between ITT/ESI and ITT

10.13	(8)	Stockholder Agreement between ITT/ESI and ITT

10.14	*(9)	ESI 401(k) Plan

10.15	*(6)	ESI Excess Savings Plan

10.16	*(10)	ESI Pension Plan

10.17	(11)	Stock Repurchase Agreement between ITT/ESI and ITT

10.18	(12)	First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation

10.19	*(1)	ESI Excess Pension Plan

10.20	*(13)	1999 Outside Directors Stock Option Plan

10.21	*(14) ESI Non-Employee Directors Deferred Compensation Plan

10.22	*(15) ESI Executive Deferred Bonus Compensation Plan

10.23	*(16) First Amendment of ESI Pension Plan

10.24	(16) Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)

10.25	*(16) First Amendment to ESI Excess Savings Plan

10.26	*(17) Second Amendment of ESI Pension Plan

10.27	*(18) ESI Senior Executive Severance Pay Plan

10.28	*(18) ESI Special Senior Executive Severance Pay Plan

10.29	* (19) Third Amendment of ESI Pension Plan

10.30	* (19) Restated ESI 401(k) Plan, as Amended to Date

10.31	* (20) First Amendment of ESI 401(k) Plan

10.32	* (21) Second Amendment to ESI Excess Savings Plan

10.33	* (22) Fourth Amendment of ESI Pension Plan

10.34	* (23) Third Amendment to ESI Excess Savings Plan

10.35	* (23) First Amendment to ESI Excess Pension Plan

10.36	* (23) Fifth Amendment to ESI Pension Plan

10.37	* (23) First Amendment to the 1999 Outside Directors Stock Option Plan

10.38	* (23) First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan

10.39	* (24) Second Amendment of ESI 401(k) Plan

10.40	* (25) Sixth Amendment to ESI Pension Plan

10.41	* (26) Third Amendment to ESI 401(k) Plan

10.42	* (27) Second Amendment to the 1999 Outside Directors Stock Option Plan

10.43	* (28) Separation and General Release Agreement

10.44	* (29) 1999 Outside Directors Stock Option Plan-Form of Non-Qualified Stock Option Agreement

10.45	* (29) 1997 ITT Educational Services, Inc. Incentive Stock Plan-Form of Nonqualified Stock Option Award Agreement

10.46	* (29) Seventh Amendment of ESI Pension Plan

10.47	* (30) Third Amendment to the 1999 Outside Directors Stock Option Plan

10.48	* Summary of Certain Director and Executive Compensation

11	Statement re Computation of Per Share Earnings

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

*The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1999 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1994 Annual Report on Form 10-K is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(7)	The copy of this exhibit filed as Exhibit 99.2 to Starwood Hotels & Resorts Worldwide, Inc.’s and ITT’s Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.
(8)	The copy of this exhibit filed as Exhibit 99.1 to Starwood Hotels & Resorts Worldwide, Inc.’s and ITT’s Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.
(9)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.
(10)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(11)	The copy of this exhibit filed as Exhibit 99.1 to ITT/ESI’s current report on Form 8-K dated December 21, 1998 is incorporated herein by reference.
(12)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 Annual Report on Form 10-K is incorporated herein by reference.
(13)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.
(14)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1999 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(15)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(16)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(17)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(18)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(19)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 Annual Report on Form 10-K is incorporated herein by reference.
(20)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(21)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(22)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 Annual Report on Form 10-K is incorporated herein by reference.
(23)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(24)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 Annual Report on Form 10-K is incorporated herein by reference.
(25)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(26)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(27)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(28)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(29)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(30)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 25, 2005 is incorporated herein by reference.