Form 10-Q/A
period 2005-03-31
ITT EDUCATIONAL SERVICES INC
filed 2006-02-10
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

March 31, 2005

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2005, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 26, 2005 and amended on April 27, 2005 (“Original Filing”), reflects a restatement (“Restatement”) of our Consolidated Financial Statements as discussed in Note 11 of the Notes to Consolidated Financial Statements. The determination to restate those financial statements was made as a result of our management’s identification of errors related to how we reported restricted cash and where we reported the tax benefit from stock option exercises on our Consolidated Statements of Cash Flows. Those errors were identified as a result of additional controls and enhanced procedures that we adopted during the preparation of our Consolidated Financial Statements in connection with the financial reporting close process of our 2005 fiscal year that ended on December 31, 2005. Further information on the effect of the Restatement on our Consolidated Statements of Cash Flows can be found in Note 11 of the Notes to Consolidated Financial Statements.

This Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing. References to this “Form 10-Q” have been revised to refer to this “Form 10-Q/A,” and references to our Annual Report on “Form 10-K” as filed with the SEC for the year ended December 31, 2004 have been revised to refer to the “Form 10-K/A” filed for that year. Although this Form 10-Q/A contains all of the items required to be included in a Quarterly Report on Form 10-Q, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002. Updated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form10-Q/A continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the SEC subsequent to the filing of the Original Filing, including the Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2005, amendments of which are being filed concurrently with the filing of this Form 10-Q/A.

With this filing, we have amended the Original Filing. As such, our Consolidated Financial Statements as of and for the three months ended March 31, 2005 and 2004 and the related financial information contained in the Original Filing should no longer be relied upon. In addition, the financial information contained in our Quarterly Reports on Form 10-Q for the three months ended June 30 and September 30, 2005, previously filed by us, should no longer be relied upon.

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

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated, See Note 11)
Cash flows from operating activities:
Net income	$15,028	$9,026
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,296	4,867
Provision for doubtful accounts	2,871	2,501
Deferred income taxes	(3,604)	(3,922)
Tax benefit from stock option exercises	2,005	4,259
Changes in operating assets and liabilities:
Restricted cash	8,194	8,496
Short-term investments	—	(2,074)
Accounts receivable	(5,226)	(1,622)
Prepaids and other assets	(9,482)	(3,488)
Direct marketing costs, net	(896)	(1,135)
Accounts payable and accrued liabilities	5,666	2,765
Deferred revenue	(6,129)	(2,679)

Net cash flows from operating activities	12,723	16,994

Cash flows from investing activities:
Facility expenditures and land purchases	(9,584)	—
Capital expenditures, net	(3,146)	(3,024)
Proceeds from sales and maturities of investments	193,747	240,986
Purchase of investments	(180,559)	(279,177)

Net cash flows from investing activities	458	(41,215)

Cash flows from financing activities:
Purchase of treasury stock	—	—
Exercise of stock options	3,005	4,235

Net cash flows from financing activities	3,005	4,235

Net change in cash and cash equivalents	16,186	(19,986)

Cash and cash equivalents at beginning of period	9,389	43,042

Cash and cash equivalents at end of period	$25,575	$23,056

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance as of December 31, 2003	54,069	$540	$52,688	$221,400		$(4,263)	(8,638)	$(124,241)	$146,124
Exercise of stock options			614	(2,753)			563	10,740	8,601
Tax benefit from stock option exercises			6,355						6,355
Comprehensive income:
Net income for 2004				75,263	$75,263				75,263
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)

Other comprehensive income					(1,269)

Comprehensive income					$73,994

Balance as of December 31, 2004	54,069	540	59,657	293,910		(5,532)	(8,075)	(113,501)	235,074
For the three months ended March 31, 2005 (unaudited):
Exercise of stock options			196	(766)			171	3,575	3,005
Tax benefit from stock option exercises			2,005						2,005
Issue treasury stock for Directors Deferred
Compensation Plan			14				1	6	20
Net income				15,028					15,028

Balance as of March 31, 2005	54,069	$540	$61,872	$308,172		$(5,532)	(7,903)	$(109,920)	$255,132

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Dollar amounts in thousands, except per share data and unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of ITT Educational Services, Inc. and its wholly-owned subsidiaries. We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with and pursuant to those principles, rules and regulations have been omitted. In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K/A as filed with the SEC for the year ended December 31, 2004.

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

11. Restatement of Consolidated Financial Statements

Our restricted cash results from our use of the U.S. Department of Education’s (“ED”) electronic funds transfer system as part of our participation in the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education

Act of 1965, as amended. All monies transferred to us from the ED by electronic funds transfer are subject to certain holding restrictions. We cannot use those funds until we apply them to our students’ accounts, which typically occurs within three business days. We previously reported restricted cash with cash and cash equivalents in the beginning and ending balances reconciled on our Consolidated Statements of Cash Flows. SFAS No. 95, however, states that the beginning and ending balances reconciled on a statement of cash flows should include only the change in cash and cash equivalents during the period. To correct the positioning of restricted cash, we removed restricted cash from the beginning and ending balances reconciled and now report restricted cash under a separate caption in the cash flows from operating activities section on our Consolidated Statements of Cash Flows as a component of the adjustments to reconcile net income to net cash from operating activities. The effect of the change in how we report restricted cash on our Consolidated Statements of Cash Flows for:

•	the three months ended March 31, 2005, was to:

•	decrease the beginning balance in cash and cash equivalents by $8,194; and

•	increase net cash flows from operating activities by $8,194; and

•	the three months ended March 31, 2004, was to:

•	decrease the beginning balance in cash and cash equivalents by $8,496; and

•	increase net cash flows from operating activities by $8,496.

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

We have awarded non-qualified stock options to our employees and the non-employee members of our Board of Directors (“Stock Options”). In 2005 and prior periods, we followed the intrinsic value based method of accounting for the Stock Options in accordance with APB No. 25 and adopted the disclosure only provisions of SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123R which supercedes APB Opinion No. 25. When a Stock Option is exercised, we receive a tax deduction in the amount that the fair market value of our common stock on the date of exercise exceeds the exercise price of the Stock Option, because that amount is taxable to the optionee. Pursuant to APB Opinion No. 25, however, we did not recognize any tax benefit resulting from a Stock Option exercise on our Consolidated Statements of Income. As a result, any tax benefit realized by us from a Stock Option exercise was reported under the capital surplus caption in the shareholders’ equity section on our Consolidated Balance Sheets. We previously reported the amount of the tax benefit from Stock Option exercises under the exercise of stock options caption in the cash flows from financing activities section on our Consolidated Statements of Cash Flows. EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” provides, however, that a company’s income tax benefit from stock option exercises should be reported in the cash flows from operating activities section on its consolidated statements of cash flows. To correct this classification, we changed our reporting of the tax benefit from Stock Option exercises by removing those benefits from under the exercise of stock options caption in the cash flows from financing activities section on our Consolidated Statements of Cash Flows and reporting those benefits under a separate caption entitled, “tax benefit from stock option exercises,” in the cash flows from operating activities section on our Consolidated Statements of Cash Flows, as a component of the adjustments to reconcile net income to net cash from operating activities. The effect of the change in where we report the tax benefit from Stock Option exercises on our annual Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 was to: (a) decrease cash flows from financing activities by $2,005 in the three months ended March 31, 2005, and $4,259 in the three months ended March 31, 2004; and (b) increase cash flows from operating activities by $2,005 in the three months ended March 31, 2005 and $4,259 in the three months ended March 31, 2004. The change in where we report the tax benefit from Stock Option exercises on our Consolidated Statements of Cash Flows had no effect on: (i) any of our previously issued Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Shareholders’ Equity; or (ii) the cash and cash equivalents at beginning of period or the cash and cash equivalents at end of period that are reported on any of our previously issued Consolidated Statements of Cash Flows.

The impact of the Restatement on our Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, is shown in the following table.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	RESTATED		AS PREVIOUSLY PRESENTED IN 2005 SEC FILINGS
	For the Three Months Ended		For the Three Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$15,028	$9,026	$15,028	$9,026
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,296	4,867	4,296	4,867
Provision for doubtful accounts	2,871	2,501	2,871	2,501
Deferred income taxes	(3,604)	(3,922)	(3,604)	(3,922)
Tax benefit from stock option exercises	2,005	4,259	—	—
Changes in operating assets and liabilities:
Restricted cash	8,194	8,496	—	—
Short-term investments	—	(2,074)	—	(2,074)
Accounts receivable	(5,226)	(1,622)	(5,226)	(1,622)
Prepaids and other assets	(9,482)	(3,488)	(9,482)	(3,488)
Direct marketing costs, net	(896)	(1,135)	(896)	(1,135)
Accounts payable and accrued liabilities	5,666	2,765	5,666	2,765
Deferred revenue	(6,129)	(2,679)	(6,129)	(2,679)

Net cash flows from operating activities	12,723	16,994	2,524	4,239

Cash flows from investing activities:
Facility expenditures and land purchases	(9,584)	—	(9,584)	—
Capital expenditures, net	(3,146)	(3,024)	(3,146)	(3,024)
Proceeds from sales and maturities of investments	193,747	240,986	193,747	240,986
Purchase of investments	(180,559)	(279,177)	(180,559)	(279,177)

Net cash flows from investing activities	458	(41,215)	458	(41,215)

Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—
Exercise of stock options	3,005	4,235	5,010	8,494

Net cash flows from financing activities	3,005	4,235	5,010	8,494

Net change in cash and cash equivalents	16,186	(19,986)
Net change in cash, cash equivalents and restricted cash			7,992	(28,482)

Cash and cash equivalents at beginning of period	9,389	43,042

Cash, cash equivalents and restricted cash at beginning of period			17,583	51,538

Cash and cash equivalents at end of period	$25,575	$23,056

Cash, cash equivalents and restricted cash at end of period			$25,575	$23,056

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1. “Business--Risk Factors” of our Annual Report on Form 10-K/A as filed with the SEC for the year ended December 31, 2004. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K/A as filed with the SEC for the year ended December 31, 2004 for discussion of, among other matters, the following items:

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

We are a leading provider of technology-oriented postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2005, we were offering associate, bachelor and master degree programs and non-degree diploma programs to more than 40,000 students. We currently have 78 institutes located in 31 states. Each of our institutes is (a) authorized by the applicable education authorities of the states in which it operates and recruits and (b) accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of March 31, 2005, more than 99% of our program offerings were degree programs, and we were seeking authorization to award a degree in the remaining programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name, and our institutes have graduated over 185,000 students since 1976.

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

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. These policies should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K/A as filed with the SEC for the year ended December 31, 2004.

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

Net cash provided by operating activities was $12.7 million in the three months ended March 31, 2005 compared to $17.0 million in the three months ended March 31, 2004, primarily as a result of a $5.1 million increase in our contribution to the Pension Plan in the three months ended March 31, 2005 compared to the same period in 2004. As of March 31, 2005, we had $24.0 million of investments that we plan to hold until maturity. We intend to hold $4.2 million of those investments beyond one year from the Consolidated Balance Sheet date of March 31, 2005.

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

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP.

As of March 31, 2005, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our management concluded that our DCP were not effective as of March 31, 2005, as a result of a material weakness in our internal control over our financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, with respect to accounting for cash flows from operating and financing activities. Specifically, the controls over the presentation of cash flows from (i) restricted cash and (ii) the tax benefit from stock option exercises were not effective, resulting in the restatement of our annual Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and interim Consolidated Financial Statements for the three months ended March 31, June 30 and September 30, 2005 and 2004. In addition, this control deficiency could result in a misstatement of our cash flows from operating activities and cash flows from financing activities that would result in a material misstatement to our annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITT Educational Services, Inc.

	By:	/s/ Daniel M. Fitzpatrick
Dated: February 10, 2006		Daniel M. Fitzpatrick
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

10.48	Summary of Certain Director and Executive Compensation

10.49	Eighth Amendment of ESI Pension Plan

10.50	Fourth Amendment of ESI 401(k) Plan

11	Statement re Computation of Per Share Earnings

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2