Form 10-Q/A
period 2005-06-30
ITT EDUCATIONAL SERVICES INC
filed 2006-02-10
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

June 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended June 30, 2005, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on July 29, 2005 (“Original Filing”), reflects a restatement (“Restatement”) of our Consolidated Financial Statements as discussed in Note 11 of the Notes to Consolidated Financial Statements. The determination to restate those financial statements was made as a result of our management’s identification of errors related to how we reported restricted cash and where we reported the tax benefit from stock option exercises on our Consolidated Statements of Cash Flows. Those errors were identified as a result of additional controls and enhanced procedures that we adopted during the preparation of our Consolidated Financial Statements in connection with the financial reporting close process of our 2005 fiscal year that ended on December 31, 2005. Further information on the effect of the Restatement on our Consolidated Statements of Cash Flows can be found in Note 11 of the Notes to Consolidated Financial Statements.

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

Except for the foregoing amended information, this Form10-Q/A continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the SEC subsequent to the filing of the Original Filing, including the Quarterly Report on Form 10-Q for the period ended September 30, 2005, an amendment of which is being filed concurrently with the filing of this Form 10-Q/A.

With this filing, we have amended the Original Filing. As such, our Consolidated Financial Statements as of and for the three and six months ended June 30, 2005 and 2004 and the related financial information contained in the Original Filing should no longer be relied upon. In addition, the financial information contained in our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, previously filed by us, should no longer be relied upon.

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

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated, See Note 11)
Cash flows from operating activities:
Net income	$22,401	$13,980	$37,429	$23,006
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,442	4,921	8,738	9,788
Provision for doubtful accounts	3,028	2,400	5,899	4,901
Deferred income taxes	1,184	2,169	(2,420)	(1,753)
Tax benefit from stock option exercises	964	207	2,969	4,466
Changes in operating assets and liabilities:
Restricted cash	—	—	8,194	8,496
Short-term investments	—	13,161	—	11,343
Accounts receivable	(3,965)	(5,201)	(9,191)	(6,823)
Prepaids and other assets	352	64	(9,130)	(3,424)
Direct marketing costs, net	(888)	(947)	(1,784)	(2,082)
Accounts payable and accrued liabilities	58	19,949	5,724	22,714
Deferred revenue	(10,317)	(5,164)	(16,446)	(7,843)

Net cash flows from operating activities	17,259	45,539	29,982	62,789

Cash flows from investing activities:
Facility expenditures and land purchases	(10,232)	(6,798)	(19,816)	(6,798)
Capital expenditures, net	(6,859)	(6,927)	(10,005)	(9,951)
Proceeds from sales and maturities of investments	116,331	385,447	310,078	626,433
Purchase of investments	(106,375)	(422,698)	(286,934)	(702,131)

Net cash flows from investing activities	(7,135)	(50,976)	(6,677)	(92,447)

Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—
Exercise of stock options	1,584	348	4,589	4,583

Net cash flows from financing activities	1,584	348	4,589	4,583

Net change in cash and cash equivalents	11,708	(5,089)	27,894	(25,075)

Cash and cash equivalents at beginning of period	25,575	23,056	9,389	43,042

Cash and cash equivalents at end of period	$37,283	$17,967	$37,283	$17,967

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar and share amounts in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance as of December 31, 2003	54,069	$540	$52,688	$221,400		$(4,263)	(8,638)	$(124,241)	$146,124
For the six months ended June 30, 2004 (unaudited):
Exercise of stock options			178	(2,103)			306	6,508	4,583
Tax benefit from stock option exercises			4,466						4,466
Net income				23,006	$23,006				23,006

Balance as of June 30, 2004	54,069	540	57,332	242,303		(4,263)	(8,332)	(117,733)	178,179
For the six months ended December 31, 2004 (unaudited):
Exercise of stock options			436	(650)			257	4,232	4,018
Tax benefit from stock option exercises			1,889						1,889
Net income				52,257	52,257				52,257
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)

Other comprehensive income					(1,269)

Comprehensive income for year ended December 31, 2004					$73,994

Balance as of December 31, 2004	54,069	540	59,657	293,910		(5,532)	(8,075)	(113,501)	235,074
For the six months ended June 30, 2005 (unaudited):
Exercise of stock options			274	(1,014)			252	5,330	4,590
Tax benefit from stock option exercises			2,969						2,969
Issue treasury stock for Directors Deferred Compensation Plan			14				1	6	20
Net income				37,429					37,429

Balance as of June 30, 2005	54,069	$540	$62,914	$330,325		$(5,532)	(7,822)	$(108,165)	$280,082

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

11. Restatement of Consolidated Financial Statements

Our restricted cash results from our use of the U.S. Department of Education’s (“ED”) electronic funds transfer system as part of our participation in the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended. All monies transferred to us from the ED by electronic funds transfer are subject to certain holding restrictions. We cannot use those funds until we apply them to our students’ accounts, which typically occurs within three business days. We previously reported restricted cash with cash and cash equivalents in the beginning and ending balances reconciled on our Consolidated Statements of Cash Flows. SFAS No. 95, however, states that the beginning and ending balances reconciled on a statement of cash flows should include only the change in cash and cash equivalents during the period. To correct the positioning of restricted cash, we removed restricted cash from the beginning and ending balances reconciled and now report restricted cash under a separate caption in the cash flows from operating activities section on our Consolidated Statements of Cash Flows as a component of the adjustments to reconcile net income to net cash from operating activities. The change in how we report restricted cash on our Consolidated Statements of Cash Flows had no effect on our Consolidated Statements of Cash Flows for the three months ended June 30, 2005 or 2004, because we had no restricted cash in those periods. The effect of the change in how we report restricted cash on our Consolidated Statements of Cash Flows for:

•	the six months ended June 30, 2005, was to:

•	decrease the beginning balance in cash and cash equivalents by $8,194; and

•	increase net cash flows from operating activities by $8,194; and

•	the six months ended June 30, 2004, was to:

•	decrease the beginning balance in cash and cash equivalents by $8,496; and

•	increase net cash flows from operating activities by $8,496.

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

We have awarded non-qualified stock options to our employees and the non-employee members of our Board of Directors (“Stock Options”). In 2005 and prior periods, we followed the intrinsic value based method of accounting for the Stock Options in accordance with APB No. 25 and adopted the disclosure only provisions of SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123R which supercedes APB Opinion No. 25. When a Stock Option is exercised, we receive a tax deduction in the amount that the fair market value of our common stock on the date of exercise exceeds the exercise price of the Stock Option, because that amount is taxable to the optionee. Pursuant to APB Opinion No. 25, however, we did not recognize any tax benefit resulting from a Stock Option exercise on our Consolidated Statements of Income. As a result, any tax benefit realized by us from a Stock Option exercise was reported under the capital surplus caption in the shareholders’ equity section on our Consolidated Balance Sheets. We previously reported the amount of the tax benefit from Stock Option exercises under the exercise of stock options caption in the cash flows from financing activities section on our Consolidated Statements of Cash Flows. EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” provides, however, that a company’s income tax benefit from stock option exercises should be reported in the cash flows from operating activities section on its consolidated statements of cash flows. To correct this classification, we changed our reporting of the tax benefit from Stock Option exercises by removing those benefits from under the exercise of stock options caption in the cash flows from financing activities section on our Consolidated Statements of Cash Flows and reporting those benefits under a separate caption entitled, “tax benefit from stock option exercises,” in the cash flows from operating activities section on our Consolidated Statements of Cash Flows, as a component of the adjustments to reconcile net income to net cash from operating activities. The effect of the change in where we report the tax benefit from Stock Option exercises on our annual Consolidated Statements of Cash Flows for:

•	the three months ended June 30, 2005 and 2004 was to:

•	decrease cash flows from financing activities by $964 in the three months ended June 30, 2005, and $207 in the three months ended June 30, 2004; and

•	increase cash flows from operating activities by $964 in the three months ended June 30, 2005 and $207 in the three months ended June 30, 2004; and

•	the six months ended June 30, 2005 and 2004 was to:

•	decrease cash flows from financing activities by $2,969 in the six months ended June 30, 2005, and $4,466 in the six months ended June 30, 2004; and

•	increase cash flows from operating activities by $2,969 in the six months ended June 30, 2005, and $4,466 in the six months ended June 30, 2004.

The change in where we report the tax benefit from Stock Option exercises on our Consolidated Statements of Cash Flows had no effect on: (a) any of our previously issued Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Shareholders’ Equity; or (b) the cash and cash equivalents at beginning of period or the cash and cash equivalents at end of period that are reported on any of our previously issued Consolidated Statements of Cash Flows.

The impact of the Restatement on our Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004, is shown in the following tables.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	RESTATED		AS PREVIOUSLY PRESENTED IN 2005 SEC FILINGS
	For the Three Months Ended		For the Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$22,401	$13,980	$22,401	$13,980
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,442	4,921	4,442	4,921
Provision for doubtful accounts	3,028	2,400	3,028	2,400
Deferred income taxes	1,184	2,169	1,184	2,169
Tax benefit from stock option exercises	964	207	—	—
Changes in operating assets and liabilities:
Restricted cash	—	—	—	—
Short-term investments	—	13,161	—	13,161
Accounts receivable	(3,965)	(5,201)	(3,965)	(5,201)
Prepaids and other assets	352	64	352	64
Direct marketing costs, net	(888)	(947)	(888)	(947)
Accounts payable and accrued liabilities	58	19,949	58	19,949
Deferred revenue	(10,317)	(5,164)	(10,317)	(5,164)

Net cash flows from operating activities	17,259	45,539	16,295	45,332

Cash flows from investing activities:
Facility expenditures and land purchases	(10,232)	(6,798)	(10,232)	(6,798)
Capital expenditures, net	(6,859)	(6,927)	(6,859)	(6,927)
Proceeds from sales and maturities of investments	116,331	385,447	116,331	385,447
Purchase of investments	(106,375)	(422,698)	(106,375)	(422,698)

Net cash flows from investing activities	(7,135)	(50,976)	(7,135)	(50,976)

Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—
Exercise of stock options	1,584	348	2,548	555

Net cash flows from financing activities	1,584	348	2,548	555

Net change in cash and cash equivalents	11,708	(5,089)
Net change in cash, cash equivalents and restricted cash			11,708	(5,089)

Cash and cash equivalents at beginning of period	25,575	23,056

Cash, cash equivalents and restricted cash at beginning of period			25,575	23,056

Cash and cash equivalents at end of period	$37,283	$17,967

Cash, cash equivalents and restricted cash at end of period			$37,283	$17,967

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	RESTATED		AS PREVIOUSLY PRESENTED IN 2005 SEC FILINGS
	For the Six Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$37,429	$23,006	$37,429	$23,006
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,738	9,788	8,738	9,788
Provision for doubtful accounts	5,899	4,901	5,899	4,901
Deferred income taxes	(2,420)	(1,753)	(2,420)	(1,753)
Tax benefit from stock option exercises	2,969	4,466	—	—
Changes in operating assets and liabilities:
Restricted cash	8,194	8,496	—	—
Short-term investments	—	11,343	—	11,343
Accounts receivable	(9,191)	(6,823)	(9,191)	(6,823)
Prepaids and other assets	(9,130)	(3,424)	(9,130)	(3,424)
Direct marketing costs, net	(1,784)	(2,082)	(1,784)	(2,082)
Accounts payable and accrued liabilities	5,724	22,714	5,724	22,714
Deferred revenue	(16,446)	(7,843)	(16,446)	(7,843)

Net cash flows from operating activities	29,982	62,789	18,819	49,827

Cash flows from investing activities:
Facility expenditures and land purchases	(19,816)	(6,798)	(19,816)	(6,798)
Capital expenditures, net	(10,005)	(9,951)	(10,005)	(9,951)
Proceeds from sales and maturities of investments	310,078	626,433	310,078	626,433
Purchase of investments	(286,934)	(702,131)	(286,934)	(702,131)

Net cash flows from investing activities	(6,677)	(92,447)	(6,677)	(92,447)

Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—
Exercise of stock options	4,589	4,583	7,558	9,049

Net cash flows from financing activities	4,589	4,583	7,558	9,049

Net change in cash and cash equivalents	27,894	(25,075)
Net change in cash, cash equivalents and restricted cash			19,700	(33,571)

Cash and cash equivalents at beginning of period	9,389	43,042

Cash, cash equivalents and restricted cash at beginning of period			17,583	51,538

Cash and cash equivalents at end of period	$37,283	$17,967

Cash, cash equivalents and restricted cash at end of period			$37,283	$17,967

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1. “Business—Risk Factors” of our Annual Report on Form 10-K/A as filed with the SEC for the year ended December 31, 2004. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	48.5	51.7	49.2	52.8
Student services and administrative expenses	30.9	29.8	30.8	29.6
Special legal and other investigation costs	—	3.7	2.4	5.2

Operating income	20.6	14.8	17.6	12.4
Interest income, net	1.3	0.4	1.2	0.5

Income before income taxes	21.9%	15.2%	18.8%	12.9%

The following table sets forth our total student enrollment as of the dates indicated:

Total Student Enrollment as of	2005		2004
	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year
March 31	41,557	9.2%	38,052	19.0%
June 30	41,419	7.0%	38,709	16.8%
September 30	Not applicable	Not applicable	42,183	14.2%
December 31	Not applicable	Not applicable	40,876	10.8%

The total student enrollment numbers exclude international enrollments and enrollments at two institutes that ceased operations at the end of 2004.

A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;

•	after graduating from a different program of study at that institute in a prior academic quarter; or

•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment for the periods indicated:

New Student Enrollment for the Three Months Ended	2005		2004
	New Student Enrollment	Increase Over Prior Year	New Student Enrollment	Increase Over Prior Year
March 31	9,824	6.2%	9,253	28.3%
June 30	10,576	3.1%	10,261	18.4%
September 30	Not applicable	Not applicable	14,534	14.5%
December 31	Not applicable	Not applicable	7,909	8.7%

Total for the year	Not applicable	Not applicable	41,957	17.1%

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

Net cash from operating activities was $17.3 million in the three months ended June 30, 2005 compared to $45.5 million in the three months ended June 30, 2004. The decrease was primarily as a result of:

•	the timing of payments on certain short-term obligations;

•	delays in completing student financial aid applications which reduced the amount of cash represented by advance tuition payments from students; and

•	the revision in the classification of investments previously categorized as trading securities to available-for-sale securities.

Net cash from operating activities was $30.0 million in the six months ended June 30, 2005 compared to $62.8 million in the six months ended June 30, 2004. The decrease was primarily as a result of

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

Contractual Obligations

The following table sets forth the specified contractual obligations as of June 30, 2005.

Contractual Obligations	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Operating Lease Obligations	$117.5	$25.9	$44.0	$28.4	$19.2
Purchase Obligations (1)	—	—	—	—	—

Total	$117.5	$25.9	$44.0	$28.4	$19.2

(1)	Does not include agreements to:
•	purchase two parcels of land for a cost of $2.8 million;
•	purchase one facility for $2.1 million;
•	continue building facilities on four parcels of land at a total cost not to exceed $0.8 million; and
•	purchase custom course materials as needed over the next five years.

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

As of June 30, 2005, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our management concluded that our DCP were not effective as of June 30, 2005, as a result of a material weakness in our internal control over our financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, with respect to accounting for cash flows from operating and financing activities. Specifically, the controls over the presentation of cash flows from (i) restricted cash and (ii) the tax benefit from stock option exercises were not effective, resulting in the restatement of our annual Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and interim Consolidated Financial Statements for the three months ended March 31, June 30 and September 30, 2005 and 2004. In addition, this control deficiency could result in a misstatement of our cash flows from operating activities and cash flows from financing activities that would result in a material misstatement to our annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

(b) Changes in Internal Control Over Financial Reporting.

During the second quarter of 2005, we began to implement a new management information system for recognizing and recording revenue and collections on amounts due from students. We believe that the new system will be fully implemented within the next 12 months. We expect that the new system will enhance our operational efficiencies. As part of the new system implementation, we expect to make adjustments to the new system that will further enhance its operating effectiveness and which may result in additional changes to our internal control over financial reporting. Other than the changes related to the new system mentioned above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITT Educational Services, Inc.

Date: February 10, 2006

	By:	/s/ Daniel M. Fitzpatrick
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