Form 10-Q/A
period 2005-09-30
ITT EDUCATIONAL SERVICES INC
filed 2006-02-10
CIK 922475

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

September 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on October 27, 2005 (“Original Filing”), reflects a restatement (“Restatement”) of our Consolidated Financial Statements as discussed in Note 12 of the Notes to Consolidated Financial Statements. The determination to restate those financial statements was made as a result of our management’s identification of errors related to how we reported restricted cash and where we reported the tax benefit from stock option exercises on our Consolidated Statements of Cash Flows. Those errors were identified as a result of additional controls and enhanced procedures that we adopted during the preparation of our Consolidated Financial Statements in connection with the financial reporting close process of our 2005 fiscal year that ended on December 31, 2005. Further information on the effect of the Restatement on our Consolidated Statements of Cash Flows can be found in Note 12 of the Notes to Consolidated Financial Statements.

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

Except for the foregoing amended information, this Form10-Q/A continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the SEC subsequent to the filing of the Original Filing.

With this filing, we have amended the Original Filing. As such, our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2005 and 2004 and the related financial information contained in the Original Filing should no longer be relied upon.

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

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated, See Note 12)
Cash flows from operating activities:
Net income	$34,413	$18,460	$71,842	$41,466
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,043	3,920	12,781	13,708
Provision for doubtful accounts	2,931	2,803	8,830	7,704
Deferred income taxes	1,016	(52)	(1,404)	(1,812)
Tax benefit from stock option exercises	852	1,277	3,821	5,743
Changes in operating assets and liabilities:
Restricted cash	—	—	8,194	8,496
Short-term investments	—	(6,895)	—	4,448
Accounts receivable	(7,089)	(5,524)	(16,280)	(12,347)
Prepaids and other assets	2,851	1,308	(6,279)	(2,116)
Direct marketing costs, net	(355)	(887)	(2,139)	(2,969)
Accounts payable and accrued liabilities	(359)	732	5,365	23,453
Deferred revenue	11,985	13,573	(4,461)	5,730

Net cash flows from operating activities	50,288	28,715	80,270	91,504

Cash flows from investing activities:
Facility expenditures and land purchases	(3,718)	(1,837)	(23,534)	(8,635)
Capital expenditures, net	(4,112)	(6,134)	(14,117)	(16,085)
Proceeds from sales and maturities of investments	119,441	295,080	429,519	921,513
Purchase of investments	(180,125)	(314,899)	(467,059)	(1,017,030)

Net cash flows from investing activities	(68,514)	(27,790)	(75,191)	(120,237)

Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—
Exercise of stock options	1,009	3,099	5,598	7,682

Net cash flows from financing activities	1,009	3,099	5,598	7,682

Net change in cash and cash equivalents	(17,217)	4,024	10,677	(21,051)

Cash and cash equivalents at beginning of period	37,283	17,967	9,389	43,042

Cash and cash equivalents at end of period	$20,066	$21,991	$20,066	$21,991

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar and share amounts in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance as of December 31, 2003	54,069	$540	$52,688	$221,400		$(4,263)	(8,638)	$(124,241)	$146,124
For the nine months ended September 30, 2004 (unaudited):
Exercise of stock options			435	(2,625)			506	9,872	7,682
Tax benefit from stock option exercises			5,743						5,743
Net income				41,466	$41,466				41,466

Balance as of September 30, 2004	54,069	540	58,866	260,241		(4,263)	(8,132)	(114,369)	201,015
For the three months ended December 31, 2004 (unaudited):
Exercise of stock options			179	(128)			57	868	919
Tax benefit from stock option exercises			612						612
Net income				33,797	33,797				33,797
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)

Comprehensive income for year ended December 31, 2004					$73,994

Balance as of December 31, 2004	54,069	540	59,657	293,910		(5,532)	(8,075)	(113,501)	235,074
For the nine months ended September 30, 2005 (unaudited):
Exercise of stock options			318	(1,386)			314	6,666	5,598
Tax benefit from stock option exercises			3,821						3,821
Issue treasury stock for Directors Deferred Compensation Plan			36				7	149	185
Net income				71,842					71,842

Balance as of September 30, 2005	54,069	$540	$63,832	$364,366		$(5,532)	(7,754)	$(106,686)	$316,520

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

12. Restatement of Consolidated Financial Statements

Our restricted cash results from our use of the U.S. Department of Education’s (“ED”) electronic funds transfer system as part of our participation in the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended. All monies transferred to us from the ED by electronic funds transfer are subject to certain holding restrictions. We cannot use those funds until we apply them to our students’ accounts, which typically occurs within three business days. We previously reported restricted cash with cash and cash equivalents in the beginning and ending balances reconciled on our Consolidated Statements of Cash Flows. SFAS No. 95, however, states that the beginning and ending balances reconciled on a statement of cash flows should include only the change in cash and cash equivalents during the period. To correct the positioning of restricted cash, we removed restricted cash from the beginning and ending balances reconciled and now report restricted cash under a separate caption in the cash flows from operating activities section on our Consolidated Statements of Cash Flows as a component of the adjustments to reconcile net income to net cash from operating activities. The change in how we report restricted cash on our Consolidated Statements of Cash Flows had no effect on our Consolidated Statements of Cash Flows for the three months ended September 30, 2005 or 2004, because we had no restricted cash in those periods. The effect of the change in how we report restricted cash on our Consolidated Statements of Cash Flows for:

•	the nine months ended September 30, 2005, was to:

•	decrease the beginning balance in cash and cash equivalents by $8,194; and

•	increase net cash flows from operating activities by $8,194; and

•	the nine months ended September 30, 2004, was to:

•	decrease the beginning balance in cash and cash equivalents by $8,496; and

•	increase net cash flows from operating activities by $8,496.

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

We have awarded non-qualified stock options to our employees and the non-employee members of our Board of Directors (“Stock Options”). In 2005 and prior periods, we followed the intrinsic value based method of accounting for the Stock Options in accordance with APB No. 25 and adopted the disclosure only provisions of SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123R which supercedes APB Opinion No. 25. When a Stock Option is exercised, we receive a tax deduction in the amount that the fair market value of our common stock on the date of exercise exceeds the exercise price of the Stock Option, because that amount is taxable to the optionee. Pursuant to APB Opinion No. 25, however, we did not recognize any tax benefit resulting from a Stock Option exercise on our Consolidated Statements of Income. As a result, any tax benefit realized by us from a Stock Option exercise was reported under the capital surplus caption in the shareholders’ equity section on our Consolidated Balance Sheets. We previously reported the amount of the tax benefit from Stock Option exercises under the exercise of stock options caption in the cash flows from financing activities section on our Consolidated Statements of Cash Flows. EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” provides, however, that a company’s income tax benefit from stock option exercises should be reported in the cash flows from operating activities section on its consolidated statements of cash flows. To correct this classification, we changed our reporting of the tax benefit from Stock Option exercises by removing those benefits from under the exercise of stock options caption in the cash flows from financing activities section on our Consolidated Statements of Cash Flows and reporting those benefits under a separate caption entitled, “tax benefit from stock option exercises,” in the cash flows from operating activities section on our Consolidated Statements of Cash Flows, as a component of the adjustments to reconcile net income to net cash from operating activities. The effect of the change in where we report the tax benefit from Stock Option exercises on our annual Consolidated Statements of Cash Flows for:

•	the three months ended September 30, 2005 and 2004 was to:

•	decrease cash flows from financing activities by $852 in the three months ended September 30, 2005, and $1,277 in the three months ended September 30, 2004; and

•	increase cash flows from operating activities by $852 in the three months ended September 30, 2005 and $1,277 in the three months ended September 30, 2004; and

•	the nine months ended September 30, 2005 and 2004 was to:
•	decrease cash flows from financing activities by $3,821 in the nine months ended September 30, 2005 and $5,743 in the nine months ended September 30, 2004; and

•	increase cash flows from operating activities by $3,821 in the nine months ended September 30, 2005 and $5,743 in the nine months ended September 30, 2004.

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

The impact of the Restatement on our Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004, is shown in the following tables.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	RESTATED		AS PREVIOUSLY PRESENTED IN 2005 SEC FILINGS
	For the Three Months Ended		For the Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$34,413	$18,460	$34,413	$18,460
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,043	3,920	4,043	3,920
Provision for doubtful accounts	2,931	2,803	2,931	2,803
Deferred income taxes	1,016	(52)	1,016	(52)
Tax benefit from stock option exercises	852	1,277	—	—
Changes in operating assets and liabilities:
Restricted cash	—	—	—	—
Short-term investments	—	(6,895)	—	(6,895)
Accounts receivable	(7,089)	(5,524)	(7,089)	(5,524)
Prepaids and other assets	2,851	1,308	2,851	1,308
Direct marketing costs, net	(355)	(887)	(355)	(887)
Accounts payable and accrued liabilities	(359)	732	(359)	732
Deferred revenue	11,985	13,573	11,985	13,573

Net cash flows from operating activities	50,288	28,715	49,436	27,438

Cash flows from investing activities:
Facility expenditures and land purchases	(3,718)	(1,837)	(3,718)	(1,837)
Capital expenditures, net	(4,112)	(6,134)	(4,112)	(6,134)
Proceeds from sales and maturities of investments	119,441	295,080	119,441	295,080
Purchase of investments	(180,125)	(314,899)	(180,125)	(314,899)

Net cash flows from investing activities	(68,514)	(27,790)	(68,514)	(27,790)

Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—
Exercise of stock options	1,009	3,099	1,861	4,376

Net cash flows from financing activities	1,009	3,099	1,861	4,376

Net change in cash and cash equivalents	(17,217)	4,024
Net change in cash, cash equivalents and restricted cash			(17,217)	4,024
Cash and cash equivalents at beginning of period	37,283	17,967

Cash, cash equivalents and restricted cash at beginning of period			37,283	17,967

Cash and cash equivalents at end of period	$20,066	$21,991

Cash, cash equivalents and restricted cash at end of period			$20,066	$21,991

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	RESTATED		AS PREVIOUSLY PRESENTED IN 2005 SEC FILINGS
	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$71,842	$41,466	$71,842	$41,466
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,781	13,708	12,781	13,708
Provision for doubtful accounts	8,830	7,704	8,830	7,704
Deferred income taxes	(1,404)	(1,812)	(1,404)	(1,812)
Tax benefit from stock option exercises	3,821	5,743	—	—
Changes in operating assets and liabilities:
Restricted cash	8,194	8,496	—	—
Short-term investments	—	4,448	—	4,448
Accounts receivable	(16,280)	(12,347)	(16,280)	(12,347)
Prepaids and other assets	(6,279)	(2,116)	(6,279)	(2,116)
Direct marketing costs, net	(2,139)	(2,969)	(2,139)	(2,969)
Accounts payable and accrued liabilities	5,365	23,453	5,365	23,453
Deferred revenue	(4,461)	5,730	(4,461)	5,730

Net cash flows from operating activities	80,270	91,504	68,255	77,265

Cash flows from investing activities:
Facility expenditures and land purchases	(23,534)	(8,635)	(23,534)	(8,635)
Capital expenditures, net	(14,117)	(16,085)	(14,117)	(16,085)
Proceeds from sales and maturities of investments	429,519	921,513	429,519	921,513
Purchase of investments	(467,059)	(1,017,030)	(467,059)	(1,017,030)

Net cash flows from investing activities	(75,191)	(120,237)	(75,191)	(120,237)

Cash flows from financing activities:
Purchase of treasury stock	—	—	—	—
Exercise of stock options	5,598	7,682	9,419	13,425

Net cash flows from financing activities	5,598	7,682	9,419	13,425

Net change in cash and cash equivalents	10,677	(21,051)
Net change in cash, cash equivalents and restricted cash			2,483	(29,547)
Cash and cash equivalents at beginning of period	9,389	43,042

Cash, cash equivalents and restricted cash at beginning of period			17,583	51,538

Cash and cash equivalents at end of period	$20,066	$21,991

Cash, cash equivalents and restricted cash at end of period			$20,066	$21,991

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of our Consolidated Financial Statements, as discussed in Note 12 of the Notes to Consolidated Financial Statements.

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

Net cash from operating activities was $50.3 million in the three months ended September 30, 2005 compared to $28.7 million in the three months ended September 30, 2004. The primary causes of this increase included:

•	an increase in net income;

•	a reduction of deferred tax assets as a result of reversing certain accrued legal reserves; and

•	the revision in the classification of investments previously categorized as trading securities to available-for-sale securities.

Net cash from operating activities was $80.3 million in the nine months ended September 30, 2005 compared to $91.5 million in the nine months ended September 30, 2004. The primary causes of this decrease included:

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

As of September 30, 2005, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our management concluded that our DCP were not effective as of September 30, 2005, as a result of a material weakness in our internal control over our financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, with respect to accounting for cash flows from operating and financing activities. Specifically, the controls over the presentation of cash flows from (i) restricted cash and (ii)

the tax benefit from stock option exercises were not effective, resulting in the restatement of our annual Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and interim Consolidated Financial Statements for the three months ended March 31, June 30 and September 30, 2005 and 2004. In addition, this control deficiency could result in a misstatement of our cash flows from operating activities and cash flows from financing activities that would result in a material misstatement to our annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

(b) Changes in Internal Control Over Financial Reporting.

During the third quarter of 2005, we continued implementing a new management information system for recognizing and recording revenue and collections on amounts due from students. We believe that the new system will be fully implemented within the next six months. We expect that the new system will enhance our operational efficiencies. As part of the new system implementation, we expect to make adjustments to the new system that will further enhance its operating effectiveness and which may result in additional changes to our internal control over financial reporting. Other than the changes related to the new system mentioned above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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