Form 10-K
period 2005-12-31
ITT EDUCATIONAL SERVICES INC
filed 2006-02-24
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$2,444,722,853

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2005 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

45,692,678

Number of shares of Common Stock, $.01 par value, outstanding at January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2006	PART III

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2005

PART I

Item 1. BUSINESS.

Forward-Looking Statements: All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify these statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially are the following:

•	business conditions and growth in the postsecondary education industry and in the general economy;

•	changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement of those regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our institutes;

•	our ability to implement our growth strategies;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	loss of access by our students to lenders for student loans; and

•	the results of the shareholder derivative lawsuits filed against us, which, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

Readers are also directed to other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report and those detailed from time to time in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Overview

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2005, we were offering associate, bachelor and master degree programs to more than 42,000 students. We currently have 81 institutes located in 32 states. All of our institutes are (a) authorized by the applicable education authorities of the states in which they operate and recruit and (b) accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of December 31, 2005, all of our program offerings were degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In 2005, we opened four new institutes and added three learning sites to existing institutes. A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus. In the remainder of 2006, we plan to open up to six new institutes and add up to six new learning sites to existing institutes. In 2005, we developed several new residence and online bachelor and associate degree programs and continued our efforts to diversify our program offerings by developing programs in non-technology fields of study. Most of our residence associate degree and bachelor degree programs are being taught on a three-day-per-week class schedule or under our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others are taught either entirely online over the Internet or partially online over the Internet and partially in residence on campus (the “Hybrid Delivery Model”). In 2005, we also continued our alliance with an international educator in China, pursuant to which a number of our curricula are offered to students in China either by us through online programs offered over the Internet or by the international educator through residence programs under a license to use our curricula. We intend to continue expanding by:

•	opening new institutes;

•	adding learning sites to existing institutes;

•	offering a broader range of both residence and online programs at our existing institutes; and

•	pursuing new and expanded alliances with both domestic and international educators.

We also intend to further expand our Hybrid Delivery Model by teaching more of the courses in each of our residence programs either entirely or partially online over the Internet and fewer courses entirely in residence on campus.

In 2005, 54 of our institutes offered one or more bachelor degree programs of study. We intend to further increase the number of our institutes that offer both associate and bachelor degree programs of study.

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

Broaden Availability of Current Program Offerings. We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer multiple programs at each institute. Our 81 institutes provide significant potential for the introduction of existing programs to a broader number of institutes. We believe that introducing new programs at existing institutes will attract more students. In 2005, we added a total of 101 program offerings among 35 existing institutes, and in 2006 we intend to add a total of approximately 80 program offerings among approximately 25 existing institutes.

Develop or Acquire Additional Programs. We plan to introduce both residence and online programs in additional technology and non-technology fields of study and at different levels. In 2005, we developed:

•	three new residence bachelor degree programs;

•	six new online bachelor degree programs or new concentrations within existing online bachelor degree programs;

•	one new residence associate degree program; and

•	one new online associate degree program.

In 2006, we intend to begin offering the bachelor and associate degree programs and concentrations developed in 2005. We also intend to develop additional degree programs and concentrations in 2006 and begin offering those programs and concentrations at one or more of our institutes. The new degree programs and concentrations are expected to involve a variety of disciplines, such as electronics and business, and be at the associate, bachelor and master degree levels. We intend to develop both a residence and online version of many of the new programs planned for 2006, and we expect that most, if not all, of the residence versions of these programs will be taught under our Hybrid Delivery Model. We believe that introducing new programs and making our programs more convenient for students can attract a broader base of students, motivate current students to extend their studies and help us improve the utilization of our facilities.

Extend Total Program Duration. In 2005, we increased the number of our institutes that offer bachelor degree programs from 52 to 54. In 2006, we intend to increase the number of our institutes that offer bachelor degree programs to 58. The average combined total program time that graduates of one or more of our programs were enrolled has increased over time as a result of:

•	a portion of the graduates of our associate degree programs enrolling in bachelor degree programs at our institutes;

•	a portion of our new students beginning their studies in bachelor degree programs, instead of first completing associate degree programs;

•	a decrease in the average number of credit hours taken each academic quarter by full-time students in our residence degree programs of study as a consequence of our conversion to a three-day-per-week class schedule (from a five-day-per-week class schedule) in those programs;

•	the elimination of shorter, non-degree programs; and

•	the increased duration of some of our associate degree programs from 18 months to 24 months.

We expect that the average combined total program time of our students will increase further as we:

•	increase the number of our institutes offering bachelor degree programs;

•	add additional bachelor degree programs at our institutes; and

•	expand our online curricula offerings to include additional master degree programs.

Improve Student Outcomes. We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to those services.

Geographically Expand Our Institutes and Program Offerings. We plan to open new institutes and add learning sites to existing institutes at locations throughout the United States. Using our proprietary methodology, we determine locations for new institutes and learning sites based on a number of factors, including demographics and population and employment growth. We opened three new institutes in 2003. In 2004, we opened two new institutes and added one learning site to an existing institute. In 2005, we opened four new institutes and added three learning sites to existing institutes. We plan to open up to six new institutes and add up to six new learning sites to existing institutes in the remainder of 2006. We will also continue to consider acquiring schools. We currently offer one or more of our online programs to students in 48 states and the District of Columbia. We intend to expand the number of our online programs offered in each state in 2006. We also intend to expand the international offering of our curricula either by us through online programs offered over the Internet or by international educators through residence programs under a license to use our curricula.

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

Programs of Study

As of December 31, 2005, we were offering:

•	18 degree programs in various fields of study;

•	at least one program involving information technology (“IT”) at 81 of our institutes;

•	at least one program involving electronics technology at 81 of our institutes;

•	at least one program involving drafting and design at 80 of our institutes,

•	at least one program involving business at 61 of our institutes; and

•	at least one program involving criminal justice at 56 of our institutes.

The table below sets forth information regarding the programs of study we were offering as of December 31, 2005.

	Number of Institutes Offering the Programs at December 31, 2005
	Master Degree		Bachelor Degree	Associate Degree
School of Business
Business Administration (1)	1	(2)	48	9
Business Administration – Project Management (1)	—		2	—
Business Accounting Technology (1)	—		13	5
Technical Project Management (1)	—		39	—
School of Criminal Justice
Criminal Justice (1)	—		47	14
Criminal Justice - Cybersecurity (1)	—		1	—
School of Drafting and Design
Computer Drafting and Design	—		—	76
Digital Entertainment and Game Design	—		47	—
Multimedia (3)	—		—	80
School of Electronics Technology
Computer and Electronics Engineering Technology	—		—	81
Electronics and Communications Engineering Technology	—		51	—
Industrial Automation Engineering Technology	—		6	—
School of Information Technology
Computer Network Systems (3)	—		—	81
Data Communication Systems Technology	—		25	—
Information Systems Security (1)	—		52	—
Software Applications and Programming (3)	—		—	73
Software Engineering Technology	—		18	—
Web Development (3)	—		—	69

(1)	Residence and online programs. Our institute in Indianapolis is the only institute that presently offers online programs.

(2)	Online program.
(3)	Depending on the location of the ITT Technical Institute, this program of study may have been approved by the applicable state education authority(ies) either as a separate program or as one of as many as four disciplines within one program of study. For purposes of this table, this program is considered to be a separate program of study at every ITT Technical Institute where it was taught.

As of December 31, 2005, approximately 35% of our students were enrolled in IT programs, approximately 28% were enrolled in drafting and design programs, approximately 25% were enrolled in electronics technology programs, approximately 7% were enrolled in criminal justice programs and approximately 5% were enrolled in business programs. We design our programs to help graduates prepare for careers in various fields involving their education by offering students a broad-based foundation in a variety of skills used in those fields. Graduates of our IT programs have obtained a variety of entry-level positions in various fields involving IT, such as network administration, technical support, network technology and systems technology. Graduates of our drafting and design programs have obtained a variety of entry-level positions in various fields involving drafting and design, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design, landscape architecture and multimedia communications. Graduates of our electronics technology programs have obtained a variety of entry-level positions in various fields involving electronics, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. Graduates of our criminal justice programs are expected to obtain a variety of entry-level positions involving criminal justice in both the private and public sectors. Graduates of our business programs are expected to obtain a variety of entry-level positions in various types of businesses involving the subject matter of their programs of study.

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year, with new students beginning at the start of each academic quarter. Students taking a full-time course load can complete our associate degree programs in eight academic quarters, bachelor degree programs in 15 academic quarters and master degree program in seven academic quarters. We typically offer classes in most residence programs in:

•	four to five hour sessions three days a week, Monday through Saturday; or

•	two to three days a week, Monday through Saturday, under the Hybrid Delivery Model with one course taught entirely, or two courses each taught partially, online over the Internet most academic quarters.

At some of our institutes, we also offer classes in some residence programs in four to ten hour sessions one or two days a week on weekends under the Hybrid Delivery Model. Depending on student enrollment, class sessions are generally available in the morning, afternoon and evening. The portion of our courses that is taught online over the Internet is delivered through an asynchronous learning network and has a prescribed schedule for completion of the coursework. The class schedule for our residence courses and the coursework completion schedule for our online courses generally provide students with the flexibility to maintain employment concurrently with their studies. Based on student surveys, we believe that a substantial majority of our students work at least part-time during their programs of study.

Most of our programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and/or technological environment. A significant portion of most programs offered at our institutes involves practical study in a lab environment.

The content of most courses in each program of study is substantially standardized among our institutes to provide greater uniformity and to better enable students to transfer, if necessary, to other institutes offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of our institutes has established an advisory committee for each field of study, which is comprised of representatives of local employers. These advisory committees assist our institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student’s program of study, our programs also include general education courses, such as economics, mathematics, composition and sociology.

Tuition for a student entering an undergraduate residence program in December 2005 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $13,896 for all of our undergraduate residence programs, except as adjusted in some states to reflect applicable taxes and fees. We typically adjust the tuition for our programs of study at least annually. The majority of students attending residence programs at our institutes lived in that institute’s metropolitan area prior to enrollment. We do not provide any student housing.

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

We centrally coordinate and develop our advertising. We direct our television advertising at both the national market and the local markets in which our institutes are located. Our television commercials generally include a toll-free telephone number and a website address for direct responses and information about the location of our institutes in the area. We place our Internet advertising on websites visited by different groups of potential postsecondary students. We centrally receive and track responses to our television and Internet advertising and forward them to the appropriate institute representatives to contact prospective students and schedule interviews. We target our direct mail campaigns at different groups of potential postsecondary students, including, among others, high school students and working adults. We centrally receive and track responses to direct mail campaigns and forward them to the appropriate institute representatives to contact prospective students and schedule interviews.

We employ a director of recruitment at each of our institutes, who reports to the director of that institute. We centrally establish recruiting policies and procedures, as well as standards for hiring and training recruiting representatives. We implement these policies, procedures and standards at the local level. We employ approximately 800 full- and part-time recruiting representatives to assist in local recruiting efforts. These representatives perform most of their services in student recruitment offices located at the institute and any associated learning site. Our recruiting representatives, along with other employees, also make presentations to students at high schools. These presentations promote our institutes and obtain information about high school juniors and seniors who may be interested in attending our institutes.

Local recruiting representatives of an institute pursue expressions of interest from potential students for our residence programs of study by contacting prospective students and arranging for interviews at the campus or any learning site of that institute. We have designed these interviews to establish a prospective student’s qualifications, academic background, interests, motivation and goals for the future. Occasionally, we also pursue expressions of interest from students for our residence programs of study by contacting them and arranging for their attendance at an informational seminar providing information about the institute and its programs. We pursue expressions of interest from potential students for our online programs of study by providing program and resource information on our website and through telephone calls, electronic mail and the mail.

Student recruitment activities are subject to substantial regulation at both the state and federal level. Most states have bonding and licensing requirements that apply to many of our representatives and other employees involved in student recruitment. Our Vice President, Recruitment and the District Directors of Recruitment oversee the implementation of recruitment policies and procedures. In addition, our compliance department generally reviews student recruiting practices relating to student presentations and the execution and completion of enrollment agreements at each of our institutes on an annual basis.

Student Admission and Retention

We strive to admit incoming students who have the ability to complete their chosen programs of study. We require all applicants for admission to any of our institutes’ programs of study to have a high school diploma or a recognized equivalent. Depending on the program of study and the institute, applicants may also be required to pass an admission examination or possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution. Our student demographics as of December 31, 2005, were as follows:

Student Demographics	Approximate Percent of Student Census
Age
19 or less	19%
20 through 24	39%
25 through 30	23%
31 or over	19%
Gender
Male	80%
Female	20%
Race
Caucasian	55%
Minority (1)	45%

(1)	Based on applicable federal classifications.

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

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 71% of the Employable Graduates (as defined below) from our institutes’ programs during 2004 obtained employment by April 30, 2005, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. Employable Graduates include all of the graduates from our institutes, except for those graduates who:

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

Based on information from graduates and employers who responded to our inquiries, we estimate that the reported annualized salaries initially following graduation averaged approximately $27,453 for the Employable Graduates of our institutes’ programs who graduated in 2004 and obtained employment by April 30, 2005, or were already employed, in fields involving skills taught in their programs of study. The calculation of this amount excludes any reported annualized initial salaries above $60,000. The average annual salary initially following graduation for our Employable Graduates may vary significantly among our institutes depending on local employment conditions and each Employable Graduate’s background, prior work experience and willingness to relocate. Initial employers of Employable Graduates from our institutes’ programs include small, medium and large companies.

Faculty

We hire faculty members in accordance with criteria established by us, the accrediting commission that accredits our institutes and the state education authorities that regulate our institutes. We hire faculty with related work experience and/or academic credentials to teach most technical subjects. Faculty members at each institute typically include the chairperson for each school or program of study and various categories of instructors. Our institutes currently employ a total of approximately 1,200 full-time and 1,400 part-time or adjunct faculty members.

Administration and Employees

Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance, a dean and a registrar. We employ approximately 200 people at our corporate headquarters in Carmel, Indiana. As of December 31, 2005, we had approximately 3,800 full-time and 1,900 part-time employees at our institutes and corporate headquarters. In addition, we currently employ approximately 300 students as laboratory assistants and in other part-time positions. None of our employees are represented by labor unions.

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

Competition

The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our institutes compete for students with graduate, bachelor and associate degree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on:

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

Federal and Other Financial Aid Programs

In 2005, we indirectly derived approximately 63% of our revenue determined on an accrual accounting basis (or 61% determined on a cash accounting basis as defined by the ED’s regulations) from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). Our institutes’ students also rely on unaffiliated private loan programs, family contributions, personal savings, employment, state financial aid programs, scholarships and other resources to pay their educational expenses. Students at our institutes receive grants, loans and other aid to fund the cost of their education under the following Title IV Programs:

•	the Federal Family Education Loan (the “FFEL”) program, which accounted in aggregate for approximately 52% of our revenue in 2005;

•	the Federal Pell Grant (the “Pell”) program, which accounted in aggregate for approximately 11% of our revenue in 2005;

•	the William D. Ford Federal Direct Loan (the “FDL”) program, which accounted in aggregate for a negligible portion of our revenue in 2005;

•	the Federal Work-Study (the “Work-Study”) program, which makes federal funds available to provide part-time employment to students and under which approximately 300 of our institutes’ students were employed and $2,456,081 in student wages were paid by our institutes in 2005; and

•	the Federal Supplemental Educational Opportunity Grant (the “SEOG”) program, which accounted in aggregate for a negligible portion of our revenue in 2005.

The Work-Study and SEOG programs each require our institutions to make a 25% matching contribution for all of the federal funds the institution receives from the ED under those programs. In 2005, our 25% matching contribution amounted to $614,020 for the Work-Study program and $77,576 for the SEOG program.

In 2005, we indirectly derived approximately 3% of our revenue from state student financial aid programs. In 2005, we also indirectly derived approximately 30% of our revenue from unaffiliated, private loan programs that were made available to eligible students at various ITT Technical Institutes to help fund a portion of the students’ cost of education. We have no financial responsibility with respect to any loans made to students or their parents under those programs, except for $692,000 of loans made in the mid-1990’s for which we have guaranteed repayment to the lender if the borrowers fail to pay. We have reserved $692,000 for our guarantee obligation with respect to those loans and, as a result, we do not believe that such guarantee will result in a material adverse effect on our financial condition, results of operations or cash flows.

Highly-Regulated Industry

We are subject to extensive regulation by the ED, the state education authorities (the “SEAs”) and the Accrediting Council for Independent Colleges and Schools (the “ACICS”), the accrediting commission that accredits our institutes. The statutes, regulations and standards applied by the ED, the SEAs and the ACICS are periodically revised and the interpretations of existing requirements are periodically modified. We cannot predict with certainty how all of the statutes, regulations and standards applied by the ED, the SEAs and the ACICS will be interpreted.

At the federal level, the HEA and the regulations promulgated thereunder by the ED set forth numerous and complex standards that institutions must satisfy in order to participate in Title IV Programs. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate SEAs, be accredited by an accrediting commission recognized by the ED and be certified as an eligible institution by the ED. The purpose of those standards is to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility. Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Twenty-nine of our 81 institutes are main campuses and the remaining 52 of our institutes are additional locations. Each of the learning sites of our institutes is also an additional location under the ED’s regulations. The HEA requires each institution that participates in Title IV Programs to periodically renew its certification by the ED to continue its participation. All of our ITT Technical Institutes currently participate in Title IV Programs.

At the state level, we currently operate one or more institutes in 32 states and our institutes recruit students in the remaining 18 states and the District of Columbia. Each of our institutes must be authorized by the applicable SEAs to operate and grant degrees or diplomas to their students. The state laws and regulations that we must comply with in order to obtain authorization from the SEAs are numerous and complex. Currently, each of our institutes has received authorization from one or more SEAs. In addition, some states require an institute to be in operation for a period of up to two years before such institute can be authorized to grant degrees. Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing institutes to the bachelor and/or master degree level requires the approval of the SEAs and the ACICS. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or to obtain authorization to operate in some states. If any one of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. Closing one of our institutes for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the ED. The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution’s success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and job placement. During 2005, the ACICS evaluated 19 of our institutes for initial grants of accreditation or the renewal of their current grants of accreditation. As of the end of 2005, of those 19 institutes, the ACICS had granted initial accreditation to four institutes and reaccredited 15 institutes. None of our institutes are on probation with the ACICS, but four institutes are subject to graduate placement reporting and three institutes are subject to student retention reporting by the ACICS. Under the ACICS standards, an institute that is subject to a financial or outcomes review (including graduate placement and student retention reporting) must periodically report its results in such areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish a branch campus or learning site. We do not believe that these limitations will have a material adverse effect on our expansion plans. The loss of accreditation by one of our existing institutes or the failure of a new institute to obtain full accreditation:

•	would make only the affected institute ineligible to participate in Title IV Programs, if the affected institute was an additional location;

•	would make the entire campus group ineligible to participate in Title IV Programs, if the affected institute was a main campus; and

•	could have a material adverse effect on our financial condition, results of operations and cash flows.

The statutes, regulations and standards applied by the ED, the SEAs and the ACICS cover the vast majority of our operations, including our education programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. Those requirements also affect our ability to open or acquire additional institutes and learning sites, add new, or expand our existing, education programs and change our corporate structure and ownership. If our institutes failed to comply with any of the statutes, regulations or standards applied by the ED, the SEAs or the ACICS, those authorities could:

•	impose monetary fines or penalties on our institutes;

•	terminate or limit our institutes’ operations or ability to grant degrees and diplomas;

•	restrict or revoke our institutes’ accreditation;

•	limit, terminate or suspend our institutes’ eligibility to participate in Title IV Programs or any state financial aid programs;

•	require our institutes to repay funds received under Title IV Program or state financial aid programs;

•	require us to post a letter of credit with the ED;

•	subject our institutes to heightened cash monitoring by the ED;

•	transfer our institutes from the ED’s advance system of receiving Title IV Program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from the ED; and

•	subject us or our institutes to other civil and criminal penalties.

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

Due to the highly-regulated nature of the postsecondary education industry, we are subject to audits, reviews, inquiries, complaints, investigations, claims of non-compliance or lawsuits by federal and state governmental agencies, the ACICS or third parties, which may allege violations of statutes, regulations or accreditation standards or common law causes of action (collectively, “Claims”). If the results of any Claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, other civil and criminal penalties or other censure that could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by a Claim, we may have to expend significant financial and management resources, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding any Claims could also negatively affect our business.

The following are some of the significant factors related to our highly-regulated industry:

Legislative Action. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years, which last occurred in 1998. In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. In 2005, the U.S. Congress temporarily extended the provisions of the HEA, pending completion of the formal reauthorization process. In February 2006, the U.S. Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. Among other changes, the Deficit Reduction Act reauthorized the FFEL and FDL programs through the 2012 federal fiscal year and, effective July 2007, increased the maximum FFEL and FDL loan amounts for first-year students from $2,625 to $3,500 and for second-year students from $3,500 to $4,500, although the aggregate loan maximum for an undergraduate student did not increase. We believe that, in 2006, the U.S. Congress will either complete its reauthorization of the HEA or further extend additional provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the HEA, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. Since a significant percentage of our revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition, results of operations and cash flows.

If one of our institutes lost its eligibility to participate in Title IV Programs, or if the U.S. Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for that institute’s students. There are a number of private organizations that provide loans to students.

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

Legislative action may also increase our administrative costs and burden and require us to modify our practices in order for our institutes to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition or results of operations.

Student Loan Defaults. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The ED calculates an institution’s cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. Each institution participating in the FFEL and/or FDL programs receives a FFEL/FDL cohort default rate for each federal fiscal year (i.e., October 1 through September 30) based on defaulted FFEL and FDL program loans. An institution whose FFEL/FDL cohort default rate is: (a) 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years; or (b) greater than 40% for one federal fiscal year loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution can appeal this loss of eligibility. During the pendency of any such appeal, the institution remains eligible to participate in the FFEL, FDL and Pell programs. If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FFEL and FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups’ participation in the FFEL and/or FDL programs during the pendency of those appeals.

The following table sets forth the range of our campus groups’ FFEL/FDL cohort default rates for the federal fiscal years indicated:

Federal Fiscal Year	FFEL/FDL Cohort Default Rate Range
2004 (a)	6.3% to 13.4%
2003 (b)	4.5% to 10.2%
2002	2.1% to 12.0%
2001	4.9% to 12.7%

(a)	The most recent year for which the ED has published FFEL/FDL preliminary cohort default rates.
(b)	The most recent year for which the ED has published FFEL/FDL official cohort default rates.

If an institution’s FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Federal Perkins Loan (the “Perkins”) program exceeds 15% for any federal award year, the ED may place that institution on provisional certification status. A federal award year is July 1 through June 30. Nineteen of our campus groups (consisting of 53 institutes) had a cohort default rate under the Perkins program in excess of 15% for students who were scheduled to begin repayment in the 2002/2003 federal award year and went into default by June 30, 2004 (the most recent year for which the ED has published Perkins cohort default rates). We have submitted to the ED our institutions’ Perkins cohort default rates for students scheduled to begin repayment in the 2003/2004 federal award year, but those rates have not yet been accepted or published by the ED. Our reported data for that year show that 12 of our campus groups (consisting of 31 institutes) had a Perkins cohort default rate in excess of 15% for that year. See “— Administrative Capability” and “— Eligibility and Certification Procedures.” We no longer participate in the Perkins program and our students have not received any loans under the Perkins program since 2002.

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

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. We have calculated that our campus groups’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 3.0 in 2005 and 2.9 in 2004. In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company, or any party related to the institution. Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis based on our financial statements at the parent company level. If the ED determines that an institution does not satisfy the ED’s financial responsibility standards, the institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year and, in some cases, agreeing to receive Title IV Program funds under an arrangement other than the ED’s standard advance funding arrangement while being provisionally certified. Based on our current understanding of how the ED applies its financial responsibility standards, we do not believe that these standards will have a material adverse effect on our financial condition, results of operations or expansion plans.

Return of Funds for Withdrawn Students. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. The institution must calculate and return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner, generally within 30 days of the date the institution determines that the student has withdrawn. Beginning in July 2006, an institution will generally have up to 45 days after it determines a student’s withdrawal date to return unearned funds. If the excess funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. No audit or review has found that any of our institutes was violating the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

The standards of most of the SEAs and the ACICS limit a student’s obligation for tuition and fees to an institution, if a student withdraws from the institution (the “Refund Policy”). The specific standards vary among the

SEAs. Depending on when a student withdraws during an academic quarter and the applicable Refund Policy, in many instances the student remains obligated to the ITT Technical Institute for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. We have arranged for an unaffiliated private funding source to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw. We believe that other unaffiliated private funding sources would also be willing to make these types of loans available to our students, but we cannot assure you of this. If these types of loans were unavailable, we could be unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by the Title IV Program funds that were returned, which, in the aggregate, could have a material adverse effect on our results of operations and cash flows.

The “90/10” Rule. Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. For our 2005 fiscal year, none of our campus groups derived more than approximately 71% of its revenue on a cash accounting basis from Title IV Programs, with a range from approximately 55% to approximately 71%. We regularly monitor compliance with this requirement to minimize the risk that any of our campus groups would derive more than the maximum allowable percentage of its applicable revenue from Title IV Programs for any fiscal year. If a campus group appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule.

Restrictions on Distance Education Programs. The HEA and its implementing regulations restrict the number of course offerings and students that can be enrolled via distance education (including courses offered online over the Internet), depending on the nature of the institution’s program offerings. An institution is not eligible to participate in Title IV Programs if more than 50% of its courses are offered through correspondence, which is currently defined to include courses taught through telecommunications, such as distance education courses in certain circumstances. Beginning in July 2006, courses taught through telecommunications will be excluded from the definition of correspondence. The number of students enrolled in courses offered through distance education at our institutions will not impact an institution’s eligibility to participate in Title IV Programs, so long as: (a) for the 2005/2006 federal award year, the institution offers more residence courses than distance education courses; and (b) after the 2005/2006 federal award year, the institution has been determined by its accrediting agency to be capable of effectively delivering distance education programs. For the 2004/2005 federal award year, none of our institutions offered more than approximately 41% of their courses through distance education.

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

One standard that applies to programs with the stated objective of preparing students for employment requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. Other standards relate to the institution’s policies, procedures and personnel responsible for administering Title IV Program requirements, and the timely submission of required reports to the ED. In addition, an institution is deemed by the ED to lack administrative capability if its FFEL/FDL cohort default rate equals or exceeds 25% for any of the three most recent federal fiscal years for which such rates have been published, or if its Perkins cohort default rate exceeds 15% for any federal award year. If an institution’s administrative capability is impaired solely because its FFEL/FDL and/or Perkins cohort default rates exceed the percentages specified above, the institution can continue to participate in Title IV Programs, but the ED may place the institution on provisional certification. Nineteen of our campus groups (consisting of 53 institutes) had a Perkins cohort default rate in excess of 15% for the most recent federal award year for which such rates have been published. See “— Student Loan Defaults” and “— Eligibility and Certification Procedures.” We no longer participate in the Perkins program and our students have not received any loans under the Perkins program since 2002.

Compensation of Recruitment, Admission and Financial Aid Employees. The HEA prohibits an institution that participates in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The ED’s regulations set forth 12 types of activities and payment arrangements that an institution may carry out without violating this HEA provision (the “Safe Harbors”). One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. We believe that we have compensated the applicable employees in accordance with this Safe Harbor and other Safe Harbors, but the ED has stated that it will no longer entertain a request by an institution or company for the ED to review and assess its individual compensation plan.

Additional Locations and Programs. Our expansion plans assume we will be able to continue to obtain the necessary ED, ACICS and SEA approvals to establish new institutes, add learning sites to our existing institutes and expand the program offerings at our existing institutes. From 2003 through 2005, we established nine new institutes and four learning sites, all of which are participating in Title IV Programs, and added 446 programs at our existing institutes. Each of the institutes and learning sites added from 2003 through 2005 constitutes an additional location under the ED’s regulations.

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

Eligibility and Certification Procedures. The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current ED certifications of our institutes range from four years to six years and expire over the period from March 31, 2007 to December 30, 2009.

The ED may place an institution on provisional certification for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the ED may renew the institution’s provisional certification. The ED may revoke an institution’s provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements. If the ED revokes an institution’s provisional certification, the institution may not apply for reinstatement of its eligibility to participate in Title IV Programs for at least 18 months. If the ED does not recertify the institution following the expiration of its provisional certification, the institution loses eligibility to participate in Title IV Programs until the institution reapplies to participate and the ED certifies the institution to participate. The ED may also more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds. None of our campus groups are provisionally certified to participate in Title IV Programs.

Title IV Program Funds Management. ED regulations govern how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. These regulations affect the timing of our receipt and disbursement of Title IV Program funds and prescribe time frames within which our campus groups must notify Title IV Program fund recipients of certain information and return any undisbursed Title IV Program funds. Prior to February 2006, institutions were not allowed to disburse the first installment of an FFEL or FDL program loan to a first-year undergraduate student who was a first-time borrower, until 30 days after the student began his course of study. Beginning in February 2006, this 30-day hold has been eliminated for institutions whose FFEL/FDL cohort default rates are less than 10% for the three most recent federal fiscal years for which the ED has published those rates. As of February 2006, 21 of our 29 campus groups had FFEL/FDL cohort default rates of less than 10% for the three most recent years.

Predominant Use of Two Lenders and One Guaranty Agency. Our students have traditionally received their FFEL program loans from a limited number of lending institutions. For example, in our 2005 fiscal year, two lenders provided approximately 87% of the FFEL program loans that our students received, with one lender providing approximately 72% and the other providing approximately 15%, and one student loan guaranty agency guaranteed almost 100% of the FFEL program loans made to our students. We do not believe that our primary lenders or our primary guaranty agency intend to withdraw from the student loan field or reduce the volume of loans they make or guarantee in the near future. If FFEL program loans by our primary lenders or guarantees of those loans by our primary guaranty agency were significantly reduced or no longer available, we believe that we would be able to identify other lenders and guaranty agencies to make and guarantee those loans for our students, because the student loan industry is highly competitive and we are frequently approached by other lenders and guaranty agencies seeking our business. If we were unable to timely identify other lenders and guaranty agencies to make and guarantee FFEL program loans for our students, that could delay our students’ receipt of their loans, increase our receivables, cause our student population to decrease and have a material adverse effect on our financial condition, results of operations and cash flows.

Change in Control. The ED, the ACICS and most of the SEAs have laws, regulations and/or standards (collectively “Regulations”) pertaining to the change in ownership and/or control (collectively “change in control”) of institutions, but those Regulations do not uniformly define what constitutes a change in control. The ED’s Regulations describe some transactions that constitute a change in control, including the transfer of a controlling interest in the voting stock of an institution or the consolidated corporation of which the institution is a part. Under the ED’s Regulations, a change in control of a publicly traded corporation, such as us, occurs when: (a) there is an event that obligates the corporation to file a Current Report on Form 8-K with the SEC disclosing a change in control; or (b) the corporation has a shareholder that owns or controls at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own or control at least 25% of such stock or ceases to be the largest shareholder, but this measure does not include a shareholder whose sole ownership of the corporation’s voting stock is held as an U.S. institutional investor, in mutual funds, through a profit-sharing plan or in an Employee Stock Ownership Plan. Most of the SEAs include the sale of a controlling interest of common stock in the definition of a change in control. The ACICS defines a change in control of a publicly traded corporation to include, among other things:

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

Shareholder Information

We make the following materials available free of charge through our website at www.ittesi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Exchange Act:

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2005, excluding certain of its exhibits;

•	our Corporate Governance Guidelines;

•	the charter for each of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors; and

•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 1A. RISK FACTORS.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act (and Section 21E of the Exchange Act). Those forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2006 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

Risks Related to Our Highly-Regulated Industry

Failure of our institutes to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our institutes. In 2005, we indirectly derived approximately 63% of our revenue determined on an accrual accounting basis (or approximately 61% determined on a cash accounting basis as defined by the ED regulations) from Title IV Programs. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate SEAs, be accredited by an accrediting commission recognized by the ED and be certified as an eligible institution by the ED. As a result, our institutes are subject to extensive regulation by the ED, the SEAs and the ACICS, which is an accrediting commission recognized by the ED. These regulatory requirements cover the vast majority of our operations, including our education programs, facilities, instructional and administrative staff, financial operations and financial condition, student recruitment, opening of new institutes and learning sites, changes in corporate structure and ownership, and many administrative procedures. Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we have 29 such institutions. We currently operate one or more institutes in 32 states and our institutes recruit students in the remaining 18 states and the District of Columbia. The ED, the SEAs and the ACICS periodically revise their requirements and modify their interpretations of existing requirements. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether all of our institutes will be able to comply with all of the requirements in the future.

If our institutes failed to comply with any of these regulatory requirements, these agencies could:

•	impose monetary fines or penalties on our institutes;

•	terminate or limit our institutes’ operations or ability to grant degrees and diplomas;

•	restrict or revoke our institutes’ accreditation;

•	limit, terminate or suspend our institutes’ eligibility to participate in Title IV Programs or state financial aid programs;

•	require our institutes to repay funds received under Title IV Programs or state financial aid programs;

•	require us to post a letter of credit with the ED;

•	subject our institutes to heightened cash monitoring by the ED;

•	transfer our institutes from the ED’s advance system of receiving Title IV Program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from the ED; and

•	subject us or our institutes to other civil or criminal penalties.

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. If any of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. If any of our institutes lost its accreditation, it would lose its eligibility to participate in Title IV Programs. If any of our institutes lost its eligibility to participate in Title IV Programs, and we could not arrange for alternative financing sources for the students attending that institute, we could be forced to close the institute. Closing any of our institutes could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business — Highly-Regulated Industry.”

The following are some of the specific risk factors related to our highly-regulated industry:

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. The U.S. Congress must periodically reauthorize the HEA and annually determine the funding level for each Title IV Program. In 2005, the U.S. Congress temporarily extended the provisions of the HEA, pending completion of the formal reauthorization process. In February 2006, the U.S. Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. We believe that, in 2006, the U.S. Congress will either complete its reauthorization of the HEA or further extend additional provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the HEA, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. Any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action may also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on our financial condition and results of operations.

If one of our institutes lost its eligibility to participate in Title IV Programs, or if the U.S. Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange for alternative sources of financial aid for that institute’s students. We cannot assure you that one or more private organizations would be willing to provide loans to students attending one of our institutes, or that the interest rate and other terms of such loans would be as favorable as for Title IV Program loans. In addition, the private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks. See “Business — Highly-Regulated Industry — Legislative Action.”

One or more of our institutes may lose its eligibility to participate in Title IV Programs, if its student loan default rates are too high. An institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which its students default on their federal student loans exceed specified percentages. An institution whose FFEL/FDL cohort default rate is: (a) 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years; or (b) greater than 40% for one federal fiscal year loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. If any of our campus groups lost its eligibility to participate in FFEL, FDL and Pell programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business — Highly-Regulated Industry — Student Loan Defaults.”

We may be required to post a letter of credit or accept other limitations in order to continue our institutes’ participation in Title IV Programs, if we or our institutes do not meet the ED’s financial responsibility standards. To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility prescribed by the ED. The most significant measurement is the institution’s composite score that can range from a negative 1.0 reflecting financial weakness to a positive 3.0 reflecting financial strength. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis based on our financial statements at the parent company level. If the ED determines that an institution does not satisfy the ED’s financial responsibility standards, the institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year and, in some cases, agreeing to receive Title IV Program funds under an arrangement other than the ED’s standard advance funding arrangement while being provisionally certified. See “Business — Highly-Regulated Industry — Financial Responsibility Standards.”

One or more of our institutes may have to post a letter of credit or be subject to other sanctions, if it does not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study. A school participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that was disbursed to students who withdrew from their educational programs before completing them, and must return those unearned funds in a timely manner, generally within 30 days of the date the school determines that the student has withdrawn. Beginning in July 2006, that time period extends to 45 days. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution was found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations. See “Business — Highly-Regulated Industry — Return of Funds for Withdrawn Students.”

One or more of our institutes may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high. A for-profit institution loses its eligibility to participate in Title IV Programs if, on a cash accounting basis, it derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. If one of our campus groups exceeded this threshold but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business — Highly-Regulated Industry — The ‘90/10’ Rule.”

One or more of our institutes may lose its eligibility to participate in Title IV Programs, if it teaches too many of its courses through distance education or is not determined to be capable of effectively delivering distance education programs. An institution loses its eligibility to participate in Title IV Programs if more than 50% of its courses are offered through correspondence, which is currently defined to include courses taught through telecommunications, such as distance education courses offered online over the Internet. Beginning in July 2006, courses taught through telecommunications will be excluded from the definition of correspondence, but an institution must be determined by its accrediting agency to be capable of effectively delivering distance education programs. If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business — Highly-Regulated Industry — Restrictions on Distance Education Programs.”

Failure by one or more of our institutes to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institute’s participation in Title IV Programs, loss of Title IV Program funds for its students or the repayment of Title IV Program funds received by our students. To participate in Title IV Programs, an institution must satisfy criteria of administrative capability prescribed by the ED. The most significant of these criteria require that the institution:

•	demonstrate a reasonable relationship between the length of its programs and the entry-level job requirements of the relevant fields of employment;

•	comply with all of the applicable Title IV Program regulations prescribed by the ED;

•	have capable and sufficient personnel to administer the institution’s participation in Title IV Programs;

•	define and measure the satisfactory academic progress of its students within parameters specified by the ED;

•	provide adequate financial aid counseling to its students who receive Title IV Program funds; and

•	timely submit all required reports and financial statements to the ED.

If the ED determines that an institution is not capable of adequately administering its participation in any of the Title IV Programs, the ED could:

•	impose monetary fines or penalties on the institution;

•	require the institution to repay funds received under Title IV Programs;

•	restrict the institution’s receipt of Title IV Program funds; and

•	limit or terminate the institution’s eligibility to participate in Title IV Programs.

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. See “Business — Highly-Regulated Industry — Administrative Capability.”

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities. An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the ED determined that an institution’s compensation practices violated these standards, the ED could subject the institution to monetary fines or penalties or other sanctions. Any substantial fine or penalty or other sanction could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business — Highly-Regulated Industry — Compensation of Recruitment, Admission and Financial Aid Employees.”

We cannot open new institutes or learning sites or offer new programs if they are not timely approved by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs if we do not obtain prior approval. An institution must obtain approvals from the ED, the ACICS and the relevant SEAs to establish new institutes and, in some cases, to add new learning sites for existing institutes and to expand program offerings. The requirements of the ACICS and some SEAs limit our ability to establish new institutes, add learning sites and offer new programs. If we established a new institute, added a new learning site or expanded program offerings at any institute without obtaining the required approvals, we could be required to repay any Title IV Program funds received by students at that institute or site or in that program, and could be subject to other sanctions. Our expansion plans assume that we will be able to continue to obtain the necessary approvals in a timely manner. If we are unable to obtain the approvals from the ED, the ACICS or the relevant SEAs for any new institutes, learning sites or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to open the new institutes, add the new learning sites or offer the new programs as planned would be impaired, which could have an adverse effect on our expansion plans. See “Business — Highly-Regulated Industry — Additional Locations and Programs.”

A high percentage of the Title IV Program loans that our students receive are made by two lenders and guaranteed by one guaranty agency. In our 2005 fiscal year, two lenders provided approximately 87% of the FFEL program loans that our students received, with one lender providing approximately 72% and the other lender providing approximately 15%, and one student loan guaranty agency guaranteed almost 100% of the FFEL program loans made to our students. If FFEL program loans by our primary lenders or guarantees of those loans by our primary guaranty agency were significantly reduced or no longer available and we were unable to timely identify other lenders and guaranty agencies to make and guarantee FFEL program loans for our students, that could delay our students’ receipt of their loans, increase our receivables, cause our student population to decrease and have a material adverse effect on our financial condition, results of operations and cash flows. See “Business — Highly-Regulated Industry — Predominant Use of Two Lenders and One Guaranty Agency.”

The ability of the affected institutes to participate in Title IV Programs or operate may be impaired, if regulators do not timely approve a change in control of us or any of our institutes. The ED, the ACICS and most of the SEAs have requirements pertaining to the change in control of institutions, but those requirements do not uniformly define what constitutes a change in control and are subject to varying interpretations as to whether a particular transaction constitutes a change in control. If we or any of our institutes experience a change in control under the standards of the ED, the ACICS or any of the SEAs, we or the affected institutes must seek the approval of the relevant regulatory agencies. Transactions or events that constitute a change in control for one or more of our regulatory agencies include the acquisition of a school from another entity, significant acquisitions or dispositions of our common stock and significant changes to the composition of our Board of Directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the ED, the ACICS or any of the SEAs in states in which our institutes are located could impair our ability or the ability of the affected institutes to participate in Title IV Programs. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the SEA in any state in which we do not have an institute but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. If we had a change in control and a material number of our institutes failed to obtain the required approvals of the SEAs, the ACICS or the ED in a timely manner, that could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business — Highly-Regulated Industry — Change in Control.”

Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. Due to the highly-regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, present and former students and employees, shareholders and other third parties, which may allege violations of any of the regulatory requirements applicable to us and our institutes. If the results of any such claims or actions are unfavorable to us, we may be required to pay money damages or be subject to fines, operational limitations, loss of federal or state funding, injunctions, additional oversight and reporting or other civil and criminal penalties. Those penalties could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by any such claims or actions, we may have to expend significant financial and management resources from our ongoing business operations to address and defend those claims or actions, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding such claims and actions could also negatively affect our business. See “Business — Highly-Regulated Industry.”

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. Our operations and the operations of a number of other companies in the postsecondary education industry have been subject to intense regulatory scrutiny, especially over the last two years. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U. S. Department of Justice (“DOJ”), the SEC, the ED, the SEAs or other state agencies. These allegations, reviews and investigations of us and other companies and the accompanying adverse publicity could have a negative impact on our industry as a whole and on our stock price.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our student population. Some states may provide financial aid to our students, such as California, Florida, Ohio, Pennsylvania and New York. From time to time, states face budget constraints that may cause them to reduce state appropriations in a number of areas. Some of those states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any of those reductions may be or how long they could last. If the level of state funding for our students decreased and our students were not able to secure alternative sources of funding, our student population could decrease, which could have a material adverse effect on our results of operations.

Risks Related to Our Business

If we fail to effectively identify, establish and operate new institutes and learning sites, our growth may be slowed. As part of our business strategy, we anticipate opening and operating new institutes and new learning sites to existing institutes at locations throughout the United States. Establishing new institutes and learning sites poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of existing institutes. To open a new institute or learning site, we would be required to obtain the appropriate approvals from the SEAs and ACICS, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible to participate in Title IV Programs, a new institute or learning site may have to be certified by the ED. We cannot be sure that we will be able to identify suitable expansion opportunities to help maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new institutes or learning sites. Any failure by us to effectively identify, establish and manage the operations of newly established institutes or learning sites could slow our growth and make any newly established institutes or learning sites more costly to operate than we had planned and have an adverse effect on our expansion plans and results of operations. See “Business — Business Strategy — Geographically Expand Our Institutes and Program Offerings.”

Our success depends, in part, on our ability to effectively identify, develop, obtain approval to offer and teach new and/or higher-level degree programs in a cost-effective and timely manner. Part of our business strategy also includes increasing the number and level of degree programs offered at our institutes. Developing and offering new degree programs pose challenges and require us to make investments in research and development, management and capital expenditures, to incur marketing and advertising expenses and to devote other resources that are in addition to, and in some cases greater than, those associated with our current program offerings. In order to offer new and higher-level degree programs at our institutes, we would be required to obtain the appropriate approvals from the ED, the SEAs, the ACICS and, in certain circumstances, specialized programmatic accrediting agencies, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot be sure that we will be able to identify new programs to help maintain or accelerate our current growth rate, that we will be able to obtain the requisite approvals to offer new and/or higher-level degree programs at our institutes or that students will enroll in any new and/or higher-level degree programs that we develop, obtain approval for and offer at our institutes. Any failure by us to effectively identify, develop, obtain approval to offer and teach new and/or higher-level degree programs at our institutes could have an adverse effect on our expansion plans and results of operations. See “Business — Business Strategy — Enhance Results at the Institute Level.”

Our success depends, in part, on our ability to keep pace with changing market needs and technology. Increasingly, prospective employers of our graduates demand that their entry-level employees possess appropriate technical skills and also appropriate soft skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our programs to evolve in response to those economic and technological changes. The expansion of our existing programs and the development of new programs may not be accepted by prospective students or the employers of our graduates. Even if we are able to develop acceptable new programs, we may not be able to begin offering those new programs as quickly as required by the employers we serve or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, technological changes or other factors, our ability to attract and retain students could be impaired and the rates at which our graduates obtain jobs involving their fields of study could suffer.

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

The vast majority of private student loans received by our students are made by one lender and serviced by one loan servicer. In 2005, we indirectly derived approximately 30% of our revenue from unaffiliated, private loan programs that were made available to eligible students at our institutes to help fund a portion of the students’ cost of education. The vast majority of these private loan programs are offered by one lender and serviced by one loan servicer. If that lender or loan servicer ended the programs or reduced the volume of loans made or serviced under the programs in the near future and we were unable to timely identify other lenders and loan servicers to make and service private loans for our students and their parents on similar terms, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In order to support revenue growth, we need to hire, retain, develop and train our recruiting representatives, who are our employees dedicated to student recruitment. Our ability to develop a strong team of recruiting representatives may be affected by a number of factors, including:

•	our ability to timely and effectively train and motivate our recruiting representatives in order for them to become productive;

•	restrictions on the method of compensating recruiting representatives imposed by regulatory bodies;

•	the competition we face from other companies in hiring and retaining recruiting representatives;

•	our ability to attract enough prospective students to our program offerings; and

•	our ability to effectively manage a multi-location educational organization.

If we are unable to hire, retain, develop and train our recruiting representatives, the effectiveness of our student recruiting efforts would be adversely affected.

Competition could decrease our market share, cause us to reduce tuition or force us to increase spending. The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our institutes compete for students with graduate, bachelor and associate degree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on:

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

High interest rates could adversely affect our ability to attract and retain students. Interest rates in recent years have been relatively low, creating a favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Therefore, any future increase in interest rates will result in a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our institutes and in our revenue. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program and private loans. High default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs and/or the willingness of private lenders to make private loan programs available to our students, which could result in a reduction in the number of students attending our institutes.

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

Terrorist attacks and other acts of violence or war could have an adverse effect on our operations. Terrorist attacks and other acts of violence or war could disrupt our operations. Attacks or armed conflicts that directly impact our physical facilities or ability to recruit and retain students and employees could adversely affect our ability to deliver our programs of study to our students and, thereby, impair our ability to achieve our financial and operational goals. Furthermore, violent acts and threats of future attacks could adversely affect the U.S. and world economies. Finally, future terrorist acts could cause the United States to enter into a wider armed conflict that could further impact our operations and result in prospective students, as well as our current students and employees, entering military service. These factors could cause significant declines in the number of students who attend our institutes and have a material adverse effect on our results of operations.

Natural disasters and other acts of God could have an adverse effect on our operations. Hurricanes, earthquakes, floods, tornados and other natural disasters and acts of God could disrupt our operations. Natural disasters and other acts of God that directly impact our physical facilities or ability to recruit and retain students and employees could adversely affect our ability to deliver our programs of study to our students and, thereby, impair our ability to achieve our financial and operational goals. Furthermore, natural disasters could adversely affect the economy and demographics of the affected region, which could cause significant declines in the number of students who attend our institutes in that region and have a material adverse effect on our results of operations. In 2005, we were forced to temporarily close our institute that is located in St. Rose, Louisiana due to a Gulf Coast hurricane. While the institute’s facility did not incur extensive physical damage, the hurricane’s impact on the region adversely affected the institute’s total student enrollment, which had an adverse effect on our results of operations in 2005. We believe that our results of operations will continue to be adversely affected in 2006 as a result of that institute’s lower total student enrollment.

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

If we are unable to conclude successfully the litigation pending against us, our business, financial condition and results of operations could continue to be adversely affected. We and some of our current and former officers and directors have been named as defendants in a number of shareholder derivative lawsuits alleging that we and some of our current and former officers and directors, among other things, made certain material misrepresentations, failed to disclose certain material facts about our condition and prospects, breached fiduciary duties, violated laws and falsified our records. We cannot predict what the outcome of these lawsuits will be. Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. The current and former executive officers named in one or more of the shareholder derivative lawsuits include: Gene A. Baugh, Rene R. Champagne, Clark D. Elwood, Eugene W. Feichtner, Martin A. Grossman, Thomas W. Lauer, Kevin M. Modany and Omer E. Waddles.

Additionally, in the ordinary conduct of our business, we and our institutes are subject to various other lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operation. In connection with the DOJ investigation of us, the inquiry initiated by the SEC into allegations investigated by the DOJ and the securities class action, shareholder derivative and books and records inspections lawsuits, we have incurred substantial legal costs, and management’s attention and resources have been diverted from our business. See “Legal Proceedings.”

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2. PROPERTIES.

As of December 31, 2005, we:

•	leased some or all of the facilities of 66 of our institutes and their learning sites;

•	owned some or all of the facilities of 22 of our institutes; and

•	owned parcels of land on which we are currently constructing or intend to construct the facilities for five of our institutes.

The leased facilities for our institutes involve 79 buildings and, of those facility leases:

•	four are for institutes in their first year of operation as of December 31, 2005;

•	five are for facilities where we plan to open five new institutes in 2006;

•	four are for learning sites in operation;

•	two are for facilities where we plan to open two learning sites in 2006; and

•	15 are for seven institutes that each utilize two or more separate facilities.

None of the facilities owned by us is subject to a mortgage or other indebtedness.

We generally locate our institutes in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our institutes have accessible parking facilities and are generally near a major highway. The facilities of a typical institute range in size from approximately 12,000 to 58,000 square feet of office space. The typical lease for our institutes’ facilities is for a three to 13 year term. The average remaining lease term of our leased facilities is approximately four years. If desirable or necessary, an institute may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

We own our headquarters building in Carmel, Indiana, which represents approximately 43,000 square feet of office space. In addition, we lease approximately 9,000 square feet of office space for our headquarters personnel in one nearby building for a lease term expiring in April 2010.

Item 3. LEGAL PROCEEDINGS.

In October 2002, the Office of Attorney General for the State of California (“CAG”) informed us that the CAG had initiated an investigation of our ITT Technical Institutes in California. In August 2005, the CAG informed us that its investigation was initiated as a result of a qui tam action filed against us on May 9, 2002 in the United States District Court for the Central District of California Western Division by two of our former employees (“relators”) on behalf of themselves, the federal government and the State of California under the following caption: United States of America ex rel. Mohamed Mahmoud and Ed Maloney v. ITT Educational Services, Inc. (the “Mahmoud Action”). In the complaint, the relators alleged that we violated the federal False Claims Act, 31 U.S.C. § 3729, et seq., and the California False Claims Act, Cal. Gov’t. Code § 12650, et seq., by knowingly presenting false claims for payment, conspiring to get false claims paid and knowingly using false statements to get false claims paid relating to the grant aid received by our California students under the State’s Cal Grant Program. The CAG’s investigation lasted approximately three years and covered the seven-year period from 1996 through 2002 (the “Relevant Period”).

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

On September 30, 2005, the CAG and we agreed to settle the State of California’s claims in the Mahmoud Action (without an admission of liability), pursuant to which we will pay the State $725,000 in exchange for the State’s release of all claims under the California False Claims Act that were asserted against us in the Mahmoud Action arising from the award of Cal Grant Program funds to our students during the Relevant Period. The settlement of the State of California’s claims is conditioned upon:

•	the court’s approval of the fairness, adequacy and reasonableness of the settlement terms;

•	the court’s dismissal of the remainder of the Mahmoud Action with prejudice; and

•	the California Student Aid Commission’s (the “CSAC”) agreement not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action.

On October 12, 2005, the court unsealed the Mahmoud Action, upon which we learned that the DOJ, on behalf of the federal government, declined to intervene in the Mahmoud Action on September 30, 2005. On November 17, 2005, the CSAC agreed not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action.

A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal or state government for an alleged submission to the government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the government typically initiates an investigation in order to determine whether to intervene in the litigation. If the government intervenes, it has primary control over the litigation. If the government declines to intervene, the relator may pursue the litigation on behalf of the government. If the government or the relator is successful in the litigation, the relator receives a portion of the government’s recovery.

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

The amended consolidated complaint sought unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees. On September 16, 2005, the court dismissed with prejudice all of the claims against all of the defendants, because the plaintiffs’ allegations failed to meet the pleading requirement of particularity for demand futility allegations. On January 4, 2006, the plaintiffs filed a notice of appeal to the Indiana Court of Appeals.

On September 7, 2004, a shareholder derivative lawsuit was filed against five of our current and former executive officers, ten of our current and former Directors and PWC, in the U.S. District Court for the Southern District of Indiana under the following caption: Alaska Electrical Pension Fund Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al. (the “Alaska Action”). The complaint alleges, among other things, that the defendants caused us to violate state and federal education finance laws and regulations by falsifying our student records and federal securities laws by falsifying our accounting, auditing and financial reporting between October 2002 and April 2004. As a result, the complaint alleges, among other things, that the individual defendants:

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

The complaint seeks unspecified damages, extraordinary equitable and/or injunctive relief, punitive damages, costs and expenses, attorneys’ fees, pre-judgment interest, an order directing the defendants to account for all damages caused by them and all profits, special benefits and unjust enrichment they obtained, and an order directing us to reform and improve our corporate governance and internal control procedures. On December 8, 2004, the parties agreed to stay this action pending the entry of a final judgment in the In Re ITT Educational Services, Inc. Derivative Litigation action, except that the stay will be lifted if a subsequently filed shareholder derivative lawsuit is filed in the Southern District of Indiana and the defendants are unable to enter into a similar stay of that action. On February 1, 2006, the court dismissed without prejudice all of the claims against all of the defendants in the Alaska Action.

On November 17, 2004, a shareholder derivative lawsuit was filed against ten of our current and former Directors, in the Chancery Court of New Castle County, Delaware under the following caption: Albert Reitan, derivatively on behalf of nominal defendant ITT Educational Services, Inc. v. Rand V. Araskog, et al. (the “Reitan Action”). The complaint alleges, among other things, that the defendants abdicated their fiduciary duty of good faith to us by making no effort to oversee our operations and business practices to ensure that we comply with all applicable laws, rules and regulations. The complaint seeks unspecified damages, equitable relief, attorneys’ fees, accountants’ fees, experts’ fees, costs and expenses. On March 31, 2005, in response to the parties’ request, the court issued an order staying this action until the entry of a final judgment in the City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. action (the “City of Austin Action”). On October 24, 2005, the City of Austin Action was dismissed with prejudice. All of the defendants intend to defend themselves vigorously against the allegations in the complaint filed in the Reitan Action.

On July 7, 2004, we received a derivative demand letter pursuant to Del. Ct. Ch. R. 23.1 on behalf of Arthur Stein, a purported shareholder, demanding that our Board of Directors commence a civil action against ten of our current and former Directors and four of our current and former executive officers to recover for our benefit the amount of damages sustained by us as a result of the misconduct alleged in the letter. The misconduct alleged in the letter is similar to the type of misconduct alleged against the individual defendants in the consolidated shareholder derivative lawsuit described above. The demand letter indicates that Mr. Stein will commence a shareholder’s derivative action on our behalf, if our Board does not commence an action as demanded therein within a reasonable period of time. We informed Mr. Stein that our Board had deferred its decision with respect to Mr. Stein’s demand until the conclusion of the DOJ investigation of us, the inquiry initiated by the SEC into the allegations investigated by the DOJ and the securities class action lawsuits filed against us, or until the receipt of additional information concerning the allegations made in the demand.

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

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005, the relator filed an amended complaint in the Olson Action. In the amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint seeks an unspecified judgment and attorney’s fees and costs. On January 9, 2006, the court dismissed the Olson Action without prejudice and gave the plaintiff an opportunity to replead his complaint. We intend to defend ourselves vigorously against the allegations made in the complaint.

We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of the common stock during the fourth quarter of 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the “ESI” trading symbol. The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE’s consolidated transaction reporting system.

	2005		2004
Fiscal Quarter Ended	High	Low	High	Low
March 31	$51.26	$44.85	$60.75	$27.83
June 30	$54.32	$42.00	$43.34	$31.05
September 30	$53.56	$46.82	$38.78	$27.98
December 31	$62.65	$46.93	$50.60	$34.26

There were 128 holders of record of our common stock on February 15, 2006.

We did not pay a cash dividend in 2004 or 2005. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated herein by reference to Part III, Item 12 of this Annual Report.

We did not sell any of our securities during the three months ended December 31, 2005 that were not registered under the Securities Act. We credited the following number of treasury shares of our common stock to the deferred share accounts of five non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan as the stock portion of the semi-annual installment payment of their annual retainer for 2006: (a) 338 for each of four non-employee directors on January 1, 2006; and (b) 311 for one non-employee director on February 22, 2006. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the fourth quarter of 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2005 through October 31, 2005	—	$—	—	4,216,300
November 1, 2005 through November 30, 2005	928,600	59.88	928,600	3,287,700
December 1, 2005 through December 31, 2005	—	—	—	3,287,700

Total	928,600	$59.88	928,600

(1)	On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5.0 million shares of our common stock (the “2002 Repurchase Program”). As of December 31, 2005, 3,287,700 shares remained to be repurchased under the 2002 Repurchase Program. The terms of the 2002 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the 2002 Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 6. SELECTED FINANCIAL DATA.

The following selected financial data are qualified by reference to and should be read with our Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share and operating data)
Statement of Income Data:
Revenue (a)	$688,003	$617,834	$522,856	$454,118	$400,063
Cost of educational services (a)	328,343	298,747	280,006	256,675	237,641
Student services and administrative expenses	193,003	174,396	148,329	129,134	110,816
Special legal and other investigation costs (b)	1,219	25,143	—	—	—

Total costs and expenses	522,565	498,286	428,335	385,809	348,457

Operating income	165,438	119,548	94,521	68,309	51,606
Interest income, net	8,853	3,834	1,995	2,684	2,708

Income before income taxes	174,291	123,382	96,516	70,993	54,314
Income taxes	64,579	48,119	37,658	27,139	20,600

Net income	$109,712	$75,263	$58,858	$43,854	$33,714

Earnings per share (c):
Basic (d)	$2.38	$1.64	$1.31	$0.96	$0.71
Diluted (e)	$2.33	$1.61	$1.27	$0.94	$0.70

Other Operating Data (f):
Capital expenditures, net	$21,334	$19,116	$14,391	$14,265	$21,560
Facility expenditures and land purchases	$25,145	$16,376	$25,718	$19,843	$—
Number of students at end of period (unaudited)	42,985	40,876	37,076	32,631	30,778
Number of technical institutes at end of period (unaudited)	81	77	77	74	70

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance Sheet Data (g):
Cash and cash equivalents, restricted cash and investments	$411,925	$356,516	$254,174	$156,708	$110,232
Total current assets	$437,008	$372,781	$256,646	$173,266	$133,026
Property and equipment, less accumulated depreciation	$127,406	$98,746	$81,503	$62,584	$49,593
Total assets	$592,491	$493,389	$363,270	$247,707	$194,215
Total current liabilities	$251,139	$233,101	$202,337	$142,495	$105,372
Total liabilities	$283,897	$258,315	$217,146	$158,683	$116,027
Shareholders’ equity	$308,594	$235,074	$146,124	$89,024	$78,188

(a)	The reclassification of tuition revenue with respect to students who withdraw reduced revenue and cost of educational services by $10,828 in the year ended December 31, 2002 and $10,488 in the year ended December 31, 2001. The reclassifications had no impact on our total consolidated results reported in any period presented.
(b)	Accrued estimated legal and other investigation costs associated with the DOJ investigation of us, the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors.
(c)	Earnings per share in all prior periods have been restated to reflect the two-for-one stock split declared on May 10, 2002 that became effective June 6, 2002.
(d)	Basic earnings per share data are based on historical net income and the number of shares of our common stock outstanding during each period. Basic earnings per share for all periods have been calculated in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”

(e)	The difference in the number of shares used to calculate diluted earnings per share from the number of shares used to calculate basic earnings per share represents the average number of shares issued under our stock option plans less shares assumed to be purchased with proceeds from the exercise of those stock options.
(f)	We did not pay any cash dividends in any of the periods presented.
(g)	We had no long-term obligations to report in any of the periods presented.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

We currently operate 81 institutes in 32 states, which were providing postsecondary education to more than 42,000 students as of December 31, 2005. We derive our revenue almost entirely from the cost of tuition, tool kits, laptop computers and fees charged to and paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs. In 2005, we indirectly derived approximately 61% of our revenue, determined on a cash accounting basis as defined by the ED’s regulations, from Title IV Programs.

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

In order to participate in Title IV Programs, a new institute must be authorized by the state in which it will operate, accredited by an accrediting commission recognized by the ED, and certified by the ED to participate in Title IV Programs. The accrediting commission that accredits our institutes grants accreditation to a new institute prior to its first class start date. The ED’s certification process cannot commence until the institute receives its state authorization and accreditation. In the last few years, we have experienced minimal delay in obtaining ED certification of our new institutes and learning sites.

We earn tuition revenue on a straight-line basis over the length of each of four, 12-week academic quarters in each fiscal year. State regulations, accrediting commission criteria and our policies generally require us to refund a portion of the tuition and fee payments received from a student who withdraws from one of our institutes during an academic quarter. We recognize immediately the amount of tuition and fees, if any, that we may retain after payment of any refund.

We incur expenses throughout a fiscal period in connection with the operation of our institutes. The cost of educational services includes faculty and administrative salaries, cost of course materials, occupancy costs, depreciation and amortization of equipment costs, facilities and leasehold improvements, and other miscellaneous costs incurred by our institutes.

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

In 2005, we developed:

•	three new residence bachelor degree programs;

•	six new online bachelor degree programs or new concentrations within existing online bachelor degree programs;

•	one new residence associate degree program; and

•	one new online associate degree program.

In addition, a total of 54 of our institutes were approved to offer bachelor degree programs as of December 31, 2005 compared to 52 as of December 31, 2004. We also expanded the use of the Hybrid Delivery Model to 66 institutes in 2005.

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

In addition, a total of 51 of our institutes were approved to offer bachelor degree programs as of December 31, 2003 compared to 41 as of December 31, 2002. We also expanded to several additional institutes in 2003 the use of the Hybrid Delivery Model.

We opened four new institutes and three learning sites in 2005, two new institutes and one learning site in 2004 and three new institutes in 2003. We also closed two institutes in 2004. We plan to open up to a combined total of 12 new institutes and learning sites in 2006. Our new institutes have historically incurred a loss during the 24-month period after the first class start date.

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

Property and Equipment. We include all property and equipment in the financial statements at cost and make provisions for depreciation of property and equipment using the straight-line method. The following table sets forth the general ranges of the estimated useful lives of our property and equipment:

Type of Property and Equipment	Useful Lives
Furniture and Equipment	3 to 10 years
Leasehold and Building Improvements	3 to 14 years
Buildings	20 to 40 years
Software	3 to 8 years

Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property, equipment and software differing from our estimates. We regularly review and evaluate the estimated useful lives of our property and equipment and software. Although we believe that our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

Recognition of Revenue. Tuition revenue is recorded on a straight-line basis over the length of the applicable course. If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when a student withdraws during an academic quarter (“Refund Policies”). The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws. The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter. We record revenue net of any refunds that result from any applicable Refund Policy. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.

The cost of textbooks is included in the tuition and is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets. Laptop computer sales and the related cost of the laptop computers are recognized when the students receive the laptop computers. Tool kit sales and the related cost of the tool kits are recognized at the beginning of each academic quarter. Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which, prior to their discontinuance in 2003, were charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average program length. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. Administrative fees, which are charged to students when they withdraw or graduate from their programs of study at an institute, are recognized when the students withdraw or graduate from their programs of study at the institute.

In the year ended December 31, 2005, approximately 96% of our revenue represented tuition charges and approximately 4% of our revenue represented laptop computer sales, tool kit sales and student fees. In the years ended December 31, 2004 and 2003, approximately 95% of our revenue represented tuition charges and approximately 5% of our revenue represented tool kit sales and student fees. The amount of tuition earned depends on the cost per credit hour of the courses in the program, the number of courses in the program, how long a student remains enrolled in the program, how many program courses a student takes during each period of enrollment in the program, and the total number of students enrolled in each program. Each of these factors is known at the time our tuition revenue is calculated and is not subject to estimation.

Allowance for Doubtful Accounts. We record an account receivable for the tuition earned in excess of the payment received from or on behalf of a student for that tuition. The individual student balances of these receivables are insignificant. We extend unsecured credit for tuition and fees to our students. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis, using the institute’s historical collection experience. Our management reviews the historical collection experience for each institute, considers other facts and circumstances related to an institute and adjusts the calculation to record an allowance for doubtful accounts as appropriate. We believe that our allowance for doubtful accounts is reasonable. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable owed by former students after three months of unsuccessful collection efforts.

Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs subject to capitalization include salaries and employee benefits of recruiting representatives and other direct costs less admission processing fees, if any. Successful efforts is the ratio of students enrolled to prospective students interviewed. The higher the rate of interviewed students who enroll, the greater the percentage of our direct marketing costs that are capitalized. We amortize our direct marketing costs on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets. The direct costs subject to capitalization are readily quantifiable and are not subject to estimation. The amortization method is based on historical trends of student enrollment and retention activity and is not subject to significant assumptions. We regularly evaluate both the future recoverability of these deferred costs and the factors used to determine the amounts to be deferred and amortized.

Contingent Liabilities. We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. Although we believe our estimates are reasonable, deviations from our estimates could produce a materially different result.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” that revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides guidance regarding the application of SFAS No. 123R. Under this accounting treatment, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application without restating prior periods, which requires that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable on and after January 1, 2006.

Prior to 2006, we accounted for share-based compensation to employees and directors using the intrinsic value method under APB Opinion No. 25. Under the intrinsic value method, no compensation cost for employee or director stock options is recognized in the financial statements. The adoption of SFAS No. 123R will have a material adverse effect on our results of operations, because it will require us to expense future compensation costs for stock options awarded to our employees and directors. All of those compensation expenses, however, will be non-cash and should not have a material adverse effect on our financial condition or cash flows. For periods on and after January 1, 2006, the impact of SFAS No. 123R will depend on the amount of share-based compensation paid to our employees and directors. If we had adopted SFAS No. 123R in prior periods, the compensation expense recognized would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the Notes to our Consolidated Financial Statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, instead of a cash flow from operating activities as required prior to 2006. This new requirement will reduce net cash flows from operating activities and increase net cash flows from financing activities by a corresponding amount beginning in 2006.

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of certain unvested, “out-of-the-money” stock options to purchase shares of our common stock that had exercise prices greater than $49.20, the closing price of our common stock on October 24, 2005. The vesting was accelerated for nonqualified stock options representing approximately 790,000 shares of our common stock, which included all unvested, “out-of-the-money” stock options issued and outstanding under the 1997 ITT Educational Services, Inc. Incentive Stock Plan (the “1997 Stock Plan”) and the 1999 Outside Directors Stock Option Plan. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October 24, 2005 and will remain exercisable through their expiration or termination dates, which vary, but do not extend past 2014. The purpose for accelerating the vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006. We estimate that the accelerated vesting of those stock options will reduce our compensation costs, net of tax, by approximately $5.0 million in 2006, $2.2 million in 2007 and $0.2 million in 2008.

On October 28, 2005, the Compensation Committee of our Board of Directors awarded certain of our executives nonqualified stock options under the 1997 Stock Plan to purchase a total of 276,340 shares of our common stock as of November 2, 2005. The stock options awarded were fully vested and immediately exercisable. The full vesting of the stock options was conditioned upon each optionee agreeing not to sell, transfer or otherwise dispose of any shares obtained upon exercising the option until (a) the first anniversary with respect to one-third of the shares underlying the option, (b) the second anniversary with respect to an additional one-third of the shares underlying the option and (c) the third anniversary with respect to the remaining one-third of the shares underlying the option. The purpose for accelerating the award and vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006. We estimate the accelerated award and vesting of those stock options will reduce our compensation costs, net of tax, by approximately $1.2 million in 2006, $1.2 million in 2007 and $1.0 million in 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” that replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under this new standard, voluntary changes in accounting principles must be applied retrospectively with all prior period financial statements presented. SFAS No. 154 also requires that any change in the method of depreciation, amortization or depletion for long-lived non-financial assets be accounted for prospectively as a change in accounting estimate, and corrections of errors in previously issued financial statements be termed a restatement. SFAS No. 154 is effective for changes in accounting principles and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that SFAS No. 154 will have a material impact on our consolidated financial statements.

Variations in Quarterly Results of Operations

Our quarterly results of operations have tended to fluctuate within a fiscal year due to the timing of student matriculations. Each of our four fiscal quarters have 12 weeks of earned tuition revenue. Revenue in our third and fourth fiscal quarters generally benefits from increased student matriculations. The number of new students entering our institutes tends to be substantially higher in June (23% of all new students in 2005) and September (35% of all new students in 2005) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of most of our costs, however, and costs do not fluctuate significantly on a quarterly basis.

The following table sets forth our revenue for the periods indicated:

Quarterly Revenue

(Dollars in thousands)

	2005		2004		2003
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$160,153	23.3%	$141,730	22.9%	$119,000	22.7%
June 30	168,782	24.5%	150,931	24.4%	124,831	23.9%
September 30	176,764	25.7%	157,945	25.6%	134,382	25.7%
December 31	182,304	26.5%	167,228	27.1%	144,643	27.7%

Total for Year	$688,003	100.0%	$617,834	100.0%	$522,856	100.0%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of educational services	47.7%	48.4%	53.5%
Student services and administrative expenses	28.1%	28.2%	28.4%
Special legal and other investigation costs	0.2%	4.1%	—%

Operating income	24.0%	19.3%	18.1%
Interest income, net	1.3%	0.7%	0.4%

Income before income taxes	25.3%	20.0%	18.5%

The following table sets forth our total student enrollment as of the dates indicated:

As of December 31,	Total Student Enrollment	Increase Over Prior Year
2005	42,985	5.2%
2004	40,876	10.8%
2003	36,901	14.6%

The total student enrollment numbers exclude international enrollments and enrollments at two institutes that ceased operations at the end of 2004.

The following table sets forth total new student enrollment for the periods indicated:

For the Year Ended December 31,	Total New Student Enrollment	Increase Over Prior Year
2005	45,073	7.4%
2004	41,957	17.1%
2003	35,845	18.1%

The total new student enrollment numbers exclude international enrollments and enrollments at two institutes that ceased operations at the end of 2004.

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

The following table sets forth the rates of our students’ persistence for the periods indicated:

	Student Persistence for the Three Months Ended
Year	March 31	June 30	September 30	December 31
2005	77.6%	74.2%	68.8%	77.0%
2004	78.0%	74.8%	71.4%	78.2%
2003	76.9%	76.6%	73.2%	80.2%

International enrollments and enrollments at two institutes that ceased operations at the end of 2004 are excluded from the calculation of our student persistence rate.

Beginning in the second quarter of 2004, we began using the Hybrid Delivery Model with a larger number of our students, which increased the number of courses that we teach online over the Internet to our students. Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach on campus. As a result of the expanded use of the Hybrid Delivery Model, our student persistence rate decreased. We believe that the student persistence rate will continue to decrease until the use of the Hybrid Delivery Model is fully implemented at our institutes, at which point we expect the rate to stabilize.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenue increased $70.2 million, or 11.4%, to $688.0 million in the year ended December 31, 2005 from $617.8 million in the year ended December 31, 2004, primarily due to:

•	a 5.0% increase in tuition rates in March 2005;

•	a 10.2% increase in the total student enrollment at December 31, 2004 compared to December 31, 2003; and

•	a 7.4% increase in new student enrollment at our institutes in the year ended December 31, 2005 compared to the year ended December 31, 2004, which was primarily the result of:

•	the opening of new institutes;

•	an increased number of institutes offering bachelor degree programs;

•	an increased number of new programs of study offered by our institutes;

•	the availability of private student loans to supplement federal student financial aid; and

•	the expanded use of the Hybrid Delivery Model.

This increase in revenue was partially offset by a decrease in our student persistence rate in the year ended December 31, 2005.

Cost of educational services increased $29.6 million, or 9.9%, to $328.3 million in the year ended December 31, 2005 from $298.7 million in the year ended December 31, 2004, primarily due to:

•	the costs required to service the increased enrollment;

•	normal inflationary cost increases for wages, rent and other costs of services; and

•	increased costs due to opening new institutes (two opened in December 2004, one opened in June 2005, one opened in September 2005 and two opened in December 2005) and new learning sites (one opened in September 2004, two opened in June 2005 and one opened in September 2005).

Cost of educational services as a percentage of revenue decreased to 47.7% in 2005 from 48.4% in 2004, primarily due to:

•	continued facility and faculty utilization efficiencies;

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases; and

•	new and renegotiated vendor contracts.

Student services and administrative expenses increased $18.6 million, or 10.7%, to $193.0 million in the year ended December 31, 2005 from $174.4 million in the year ended December 31, 2004. Student services and administrative expenses decreased to 28.1% of revenue in 2005 compared to 28.2% of revenue in 2004, primarily due to a decrease in bad debt expense from 1.9% of revenue to 1.6% of revenue, partially offset by an increase in the amount of marketing costs deferred as a result of an increase in new student enrollment as a percentage of the number of applicants interviewed. The decrease in student services and administrative expense was partially offset by a 20.6% increase in media advertising expense related to the promotion of new program offerings and new institute locations.

Special legal and other investigation costs decreased $23.9 million to $1.2 million in the year ended December 31, 2005 from $25.1 million in the year ended December 31, 2004. This decrease had a material favorable effect on our results of operations. The primary causes of this decrease were the favorable developments in the DOJ investigation of us, the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors (collectively, the “Actions”) in the year ended December 31, 2005. See Note 2 of the Notes to Consolidated Financial Statements.

Operating income increased $45.9 million, or 38.4%, to $165.4 million in the year ended December 31, 2005 from $119.5 million in the year ended December 31, 2004. The operating margin increased to 24.0% of revenue in 2005 from 19.3% in 2004, primarily due to:

•	a $23.9 million reduction in special legal and other investigation costs, which represented a 3.9% increase in the operating margin;

•	continued facility and faculty utilization efficiencies;

•	new and renegotiated vendor contracts; and

•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases.

Interest income increased $5.1 million, or 130.9%, to $8.9 million in the year ended December 31, 2005 from $3.8 million in the year ended December 31, 2004, primarily due to an increase in our cash and investments coupled with a rising rate of return on our investments.

Our combined effective federal and state income tax rate decreased 1.9% to 37.1% in the year ended December 31, 2005 from 39.0% in the year ended December 31, 2004, primarily due to:

•	our investing in tax exempt and tax advantaged investments;

•	a favorable prior year provision to tax return reconciliation; and

•	the implementation of certain state tax strategies involving eight states.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue increased $94.9 million, or 18.2%, to $617.8 million in the year ended December 31, 2004 from $522.9 million in the year ended December 31, 2003, primarily due to:

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

This increase in revenue was partially offset by a decrease in our student persistence rate in the year ended December 31, 2004.

Cost of educational services increased $18.7 million, or 6.7%, to $298.7 million in the year ended December 31, 2004 from $280.0 million in the year ended December 31, 2003, primarily due to:

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

Cost of educational services as a percentage of revenue decreased to 48.4% in the year ended December 31, 2004 from 53.5% in the year ended December 31, 2003, primarily due to:

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

Special legal and other investigation costs of $25.1 million were accrued in the year ended December 31, 2004 for our estimated legal and other investigation costs associated with the Actions. We incurred $20.7 million of this accrual and $4.4 million of other non-legal investigation costs associated with the Actions during the year ended December 31, 2004. See Note 2 of the Notes to Consolidated Financial Statements.

Operating income increased $25.0 million, or 26.5%, to $119.5 million in the year ended December 31, 2004 from $94.5 million in the year ended December 31, 2003. The operating margin increased to 19.3% of revenue in the year ended December 31, 2004 from 18.1% in the year ended December 31, 2003, primarily due to:

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

Our combined effective federal and state income tax rate in both the years ended December 31, 2004 and December 31, 2003 was 39.0%.

Liquidity and Capital Resources

On a cash accounting basis, as defined by the ED’s regulations, we indirectly derived approximately 61% of our revenue from Title IV Programs in 2005 compared to 66% in 2004 and 68% in 2003. Federal regulations dictate the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year, which consists of three academic quarters. Loan funds are generally provided by lenders in three disbursements for each academic year. The first disbursement is usually received either 30 days after (in the case of students commencing a program of study) or ten days before the start of the first academic quarter of a student’s academic year, and the second and third disbursements are typically received ten days before the start of each subsequent quarter of a student’s academic year. While the timing of loan disbursements to us is subject to a student’s directions to the lender and to existing regulatory requirements regarding such disbursements, we typically receive student loan funds upon the lender’s disbursement of those funds.

Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. The following table sets forth the repurchase of outstanding shares of our common stock during 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Number of shares repurchased	928,600	—	1,078,000
Total cost of shares repurchased (in millions)	$55.6	$—	$28.7
Average cost per share	$59.88	$—	$26.65

As of December 31, 2005, our existing repurchase authorization permitted us to repurchase an additional 3,287,700 shares of our common stock. From February 2, 2006 through February 23, 2006, we repurchased 2,060,700 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $129.5 million or at an average cost per share of $62.85. We may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

Our principal uses of cash are to pay salaries, occupancy and equipment costs, recruiting and marketing expenses, administrative expenses and taxes, including start-up costs for new institutes and learning sites. From time to time, we also use cash to repurchase outstanding shares of our common stock pursuant to our Board of Directors’ authorizations and in accordance with Rule 10b-18 of the Exchange Act. We have generated positive cash flows from operations for the past five years. Cash flows from operations in 2005 were $154.2 million, an increase of $11.3 million from $142.9 million in 2004.

Cash and cash equivalents, restricted cash, and investments ranged from a low of $269.9 million in February 2005 to a high of $432.9 million in November 2005. As of December 31, 2005, we had $14.8 million of investments that we plan to hold until maturity. The maturity dates extend beyond one year for $9.5 million of those held-to-maturity investments. As of December 31, 2005, we had $382.9 million of investments in auction rate debt securities, variable rate demand notes and auction rate preferred equity securities that were available for sale. Although the contractual maturity dates for some of our auction rate debt securities and variable rate demand notes extend beyond ten years, we have the ability to quickly liquidate those investments and we do not intend to hold those investments until they mature.

As of December 31, 2005, restricted cash arising from our use of the ED’s electronic funds transfer system as part of our participation in the Title IV Programs was $0 compared to $8.2 million as of December 31, 2004. All Title IV Program funds transferred to us through the ED’s electronic funds transfer system are subject to certain disbursement restrictions that must be satisfied before we can apply those funds to our students’ accounts. The disbursement restrictions for funds to be applied to the accounts of our first-time students prohibit any disbursement until 30 days following the start of the academic term and require us to apply any funds we receive on behalf of our students to their accounts within three days of receipt (“First-Time Disbursement Restrictions”). In some of our fiscal years, the last academic quarter at our institutes does not begin in time for us to satisfy the First-Time Disbursement Restrictions before the end of the fiscal year. In 2005, we were able to satisfy the First-Time Disbursement Restrictions associated with the last academic quarter before the end of the fiscal year, resulting in no restricted cash as of December 31, 2005. In 2004, we were unable to satisfy the First-Time Disbursement Restrictions associated with the last academic quarter until after the end of the fiscal year, resulting in $8.2 million of restricted cash as of December 31, 2004.

We have investments in marketable debt and auction rate preferred equity securities, which are classified as available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities. Marketable debt securities classified as available-for-sale securities that have remaining contractual maturity dates in excess of 90 days at the time of purchase are recorded at their market value. Marketable debt securities classified as held-to-maturity securities are recorded at their amortized cost as we have the intent and ability to hold those investments until they mature. Auction rate preferred equity securities are classified as available-for-sale securities and are recorded at their market value. Investments that we intend to hold for more than one year are classified as non-current investments.

On December 31, 2005, we had positive working capital of $185.9 million. Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $18.7 million to $175.5 million on December 31, 2005 from $156.8 million on December 31, 2004. This increase was primarily due to increased tuition revenue resulting from higher tuition rates and increased enrollment.

We perform an actuarial valuation annually of the ESI Pension Plan, a non-contributory defined benefit pension plan, and the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan (the “Pension Plans”). We review and update our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments in each Pension Plan.

The benefit accruals under the Pension Plans for all participants in those plans will be frozen effective March 31, 2006, such that no further benefits will accrue under the Pension Plans after March 31, 2006. Participants in the Pension Plans will, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. As a result of the freeze, the unrecognized net actuarial loss associated with the Pension Plans will decrease approximately $7.0 million due to the difference between the projected benefit obligation and the accumulated benefit obligation. We will continue to amortize over future periods the remaining unrecognized net actuarial loss of approximately $10.0 million associated with the Pension Plans. The unrecognized prior service costs associated with the Pension Plans are less than $0.5 million and will not have a significant adverse effect on our financial statements.

We contributed $15.0 million to the ESI Pension Plan in January 2006, which we believe approximates our current funding obligations under that plan. This contribution will not have a significant adverse effect on our financial condition or results of operations in 2006.

During 2005, we increased our minimum pension liability by $0.8 million as a result of:

•	obtaining an investment return on plan assets less than our original estimate;

•	a decrease in our discount rate; and

•	refinements made to our future expected benefit payment assumptions.

We also recorded a corresponding $0.5 million reduction in shareholders’ equity, which was net of a $0.3 million deferred tax asset. During 2004, we increased our minimum pension liability by $2.1 million as a result of:

•	obtaining an investment return on plan assets less than our original estimate; and

•	a decrease in our discount rate.

We also recorded a corresponding $1.3 million reduction in shareholders’ equity, which was net of a $0.8 million deferred tax asset. During 2003, we reduced our minimum pension liability with respect to our obligations under the ESI Pension Plan by $1.0 million as a result of obtaining an investment return on plan assets in excess of our original estimates, and we recorded a corresponding $0.6 million increase in shareholders’ equity, which is net of a $0.4 million deferred tax asset.

Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. An institution whose FFEL/FDL cohort default rate is: (a) 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years; or (b) greater than 40% for one federal fiscal year loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources on similar terms for the students (and their parents) attending an institute in that campus group, the students’ ability to finance their education would be adversely affected, our receivables would increase and the number of students attending that campus group would probably decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows. The following table sets forth the range of our campus groups’ FFEL/FDL cohort default rates for the federal fiscal years indicated:

Federal Fiscal Year	FFEL/FDL Cohort Default Rate Range
2004 (a)	6.3% to 13.4%
2003 (b)	4.5% to 10.2%
2002	2.1% to 12.0%
2001	4.9% to 12.7%

(a)	The most recent year for which the ED has published FFEL/FDL preliminary cohort default rates.
(b)	The most recent year for which the ED has published FFEL/FDL official cohort default rates.

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

The standards of most of the state education authorities that regulate our institutes and the ACICS that accredits our institutes limit how much of a student’s tuition and fees an institution can retain for a student who withdraws from the institution. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (“Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Depending on when a student withdraws during an academic quarter, the Return Policy can reduce the amount of Title IV Program funds that the withdrawing student can use to pay his or her education costs owed to the ITT Technical Institute. In these instances, withdrawing students may be unable to pay all of their education costs that would have been paid by the Title IV Program funds that were returned and we may be unable to collect a significant portion of those costs. Our students’ use of supplemental private loans has improved our collection of the students’ education costs.

Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. For our 2005 fiscal year, the range of our campus groups was from approximately 55% to approximately 71%.

In 2005, we:

•	purchased one facility for $4.7 million;

•	purchased for $9.1 million two facilities that we intend to renovate;

•	purchased for $3.9 million three parcels of land on which we intend to build facilities; and

•	incurred $7.4 million for initial and ongoing construction costs associated with eight facilities.

In 2004, we:

•	purchased one facility for $3.8 million;

•	purchased for $4.9 million four parcels of land on which we commenced construction of facilities; and

•	incurred $7.7 million for initial and ongoing construction costs associated with four facilities.

In 2003, we purchased the facilities of five of our institutes and our corporate headquarters for a total of $25.7 million. We may purchase or build additional facilities for our institutes in 2006.

Our capital assets, other than our facilities discussed above, consist primarily of classroom and laboratory equipment (such as computers, electronic equipment and robotic systems), classroom and office furniture, software and leasehold improvements. Capital expenditures, excluding facility and land purchases and facility construction, totaled $21.3 million in 2005 and $19.1 million in 2004. To date, cash generated from operations has been sufficient to meet our capital expenditures.

We plan to continue to upgrade and expand current facilities and equipment. We expect that 2006 capital expenditures, excluding facility and land purchases and facility construction, will be approximately $20 to $25 million. The capital additions generally approximate $0.5 million for a new institute and $0.1 million for a new learning site. We anticipate that our planned capital additions can be funded from cash flows from operations. Cash flows on a long-term basis are highly dependent upon the receipt of Title IV Program funds and the amount of funds spent on new institutes, new learning sites, curricula additions at existing institutes and possible acquisitions.

We do not believe that any reduction in cash and cash equivalents, restricted cash or investments that may result from their use to effect any future stock repurchases, facility purchases or construction of facilities will have a material adverse effect on:

•	our expansion plans;

•	planned capital expenditures;

•	ability to meet any applicable regulatory financial responsibility standards; or

•	ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2005:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollar amounts in millions)
Operating Lease Obligations	$119.2	$27.0	$48.0	$26.8	$17.4
Purchase Obligations (1)	6.9	6.9	—	—	—

Total (2)	$126.1	$33.9	$48.0	$26.8	$17.4

(1)	Does not include agreements to purchase course materials as needed over the next five years. These agreements do not constitute contractual purchase obligations that require disclosure under the SEC’s rules and regulations.
(2)	Does not include our funding obligations with respect to the ESI Pension Plan. See Note 7 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2005, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 11 years and management expects that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2005, the total face amount of those surety bonds was $8.4 million. During the year ended December 31, 2005, we provided a $0.2 million irrevocable standby letter of credit to secure the payment of construction costs associated with a facility that we are building. In addition, we continued to provide irrevocable letters of credit in the total amount of $1.6 million to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover. Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at December 31, 2005 aggregated approximately $0.7 million, for which we have fully reserved our guarantee obligation.

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

Except for the operating lease agreements, the surety bonds, the standby letters of credit, the guarantees and the indemnification of our officers and Directors disclosed above, we do not have any significant off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have investments in marketable debt and auction rate preferred equity securities, which are classified as available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities. Marketable debt securities classified as available-for-sale securities are recorded at their market value. Marketable debt securities classified as held-to-maturity securities are recorded at their amortized cost, because we have the intent and ability to hold those investments until they mature. Auction rate preferred equity securities are classified as available-for-sale securities and are recorded at their market value. Investments that we intend to hold for more than one year are classified as non-current investments.

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

The information required by this Item appears on pages F-1 through F-26 of this Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable .

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2005, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of December 31, 2005.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

Our management’s assessment of the effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, (“ICFR”) as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated February 23, 2006, which appears beginning on page F-2 of this Annual Report and is incorporated herein by reference.

Changes In Internal Control Over Financial Reporting.

Prior Year Material Weakness. As of December 31, 2004, we did not maintain effective controls over the preparation, review and presentation of our Consolidated Statements of Cash Flows. Specifically, the controls over the presentation of cash flows from (a) restricted cash and (b) the tax benefit from stock option exercises were not effective, resulting in the restatement of our annual Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and interim Consolidated Financial Statements for the three months ended March 31, June 30 and September 30, 2005 and 2004. In addition, this control deficiency could result in a misstatement of our cash flows from operating activities and cash flows from financing activities that would result in a material misstatement of our annual and interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Additional Controls and Enhanced Procedures. In connection with our financial statement closing process for the year ended December 31, 2005, we implemented additional controls and enhanced procedures for the reporting of restricted cash and the tax benefit from stock option exercises on our Consolidated Statements of Cash Flows, and we believe that those changes will assure the proper classification of those items on our Consolidated Statements of Cash Flows. The additional controls and enhanced procedures include:

•	improved communications affecting the information required to be included in the reports filed or submitted by us under the Exchange Act;

•	an evaluation and adjustment of existing policies and procedures;

•	benchmarking of accounting applications against other registrants;

•	training of employees responsible for the accounting for cash flows from operating and financing activities;

•	monitoring controls that involve a complete and timely review of amounts recorded as cash flows from operating activities or financing activities; and

•	changes to and additions of individuals involved in the financial statement close process.

With the implementation of the above controls and procedures, we have significantly improved our ICFR and reduced to a remote likelihood the possibility of a misstatement that would not be prevented or detected. We have therefore concluded that the above referenced material weakness in our ICFR has been fully corrected as of December 31, 2005.

During the fourth quarter of 2005, we continued implementing a new management information system for recognizing and recording revenue and collections on amounts due from students. The new system was fully implemented as of December 31, 2005. As part of the new system implementation, we made changes to our ICFR to further enhance our operational efficiencies. Other than the changes related to this new system and the changes related to the reporting of restricted cash and the tax benefit from stock option exercises mentioned above, there were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning our directors, nominees for director, executive officers, audit committee members and financial expert, code of ethics and disclosure of delinquent filers is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 appear on page F-25 of this Annual Report.

3.	Quarterly Results for 2005 and 2004 (unaudited) appear on page F-26 of this Annual Report.

4.	Exhibits:

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

Reasonable assurance, as defined in Section 13(b)(7) of the Exchange Act, is the level of detail and degree of assurance that would satisfy prudent officials in the conduct of their own affairs in devising and maintaining a system of internal accounting controls.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2005. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2005.

Our management’s assessment of the effectiveness of our ICFR as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of ITT Educational Services, Inc.:

We have completed integrated audits of ITT Educational Services, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing in Item 15.1 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 23, 2006

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$13,735	$9,389
Restricted cash	—	8,194
Short-term investments	388,152	332,570
Accounts receivable, less allowance for doubtful accounts of $1,118 and $1,518	13,989	10,430
Deferred and prepaid income tax	7,030	6,587
Prepaids and other current assets	14,102	5,611

Total current assets	437,008	372,781

Property and equipment, net	127,406	98,746
Direct marketing costs, net	17,490	14,713
Investments	9,538	6,363
Restricted cash	500	—
Other assets	549	786

Total assets	$592,491	$493,389

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$56,101	$33,769
Accrued compensation and benefits	10,344	16,122
Accrued taxes	3,998	13,738
Other accrued liabilities	5,242	12,680
Deferred revenue	175,454	156,792

Total current liabilities	251,139	233,101
Deferred income tax	15,364	12,842
Minimum pension liability	9,899	9,101
Other liabilities	7,495	3,271

Total liabilities	283,897	258,315

Commitments and contingent liabilities (Note 10)

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904 issued and outstanding	540	540
Capital surplus	68,715	59,657
Retained earnings	389,679	293,910
Accumulated other comprehensive income (loss)	(6,016)	(5,532)
Treasury stock, 8,377,780 and 8,074,919 shares, at cost	(144,324)	(113,501)

Total shareholders’ equity	308,594	235,074

Total liabilities and shareholders’ equity	$592,491	$493,389

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue	$688,003	$617,834	$522,856

Costs and Expenses
Cost of educational services	328,343	298,747	280,006
Student services and administrative expenses	193,003	174,396	148,329
Special legal and other investigation costs	1,219	25,143	—

Total costs and expenses	522,565	498,286	428,335

Operating income	165,438	119,548	94,521

Interest income, net	8,853	3,834	1,995

Income before provision for income taxes	174,291	123,382	96,516

Provision for income taxes	64,579	48,119	37,658

Net income	$109,712	$75,263	$58,858

Earnings per share:
Basic	$2.38	$1.64	$1.31
Diluted	$2.33	$1.61	$1.27

Weighted average shares:
Basic	46,138	45,791	45,086
Diluted	47,112	46,808	46,280

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$109,712	$75,263	$58,858
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,819	18,249	21,190
Provision for doubtful accounts	10,679	11,996	6,134
Deferred income taxes	5,232	5,290	(2,835)
Tax benefit from stock option exercises	8,704	6,355	12,295
Changes in operating assets and liabilities:
Restricted cash	7,694	302	(1,393)
Short-term investments	—	13,347	12,197
Accounts receivable	(14,238)	(13,028)	(6,559)
Prepaids and other assets	(8,254)	(1,952)	2,400
Direct marketing costs, net	(2,777)	(3,869)	(235)
Accounts payable and accrued liabilities	13,526	3,246	28,763
Income and other taxes	(12,580)	1,255	4,884
Deferred revenue	18,662	26,428	27,367

Net cash flows from operating activities	154,179	142,882	163,066

Cash flows from investing activities:
Facility expenditures and land purchases	(25,145)	(16,376)	(25,718)
Capital expenditures, net	(21,334)	(19,116)	(14,391)
Proceeds from sales and maturities of investments	690,025	1,128,172	179,230
Purchase of investments	(748,782)	(1,277,816)	(368,392)

Net cash flows from investing activities	(105,236)	(185,136)	(229,271)

Cash flows from financing activities:
Purchase of treasury stock	(55,605)	—	(28,726)
Exercise of stock options	11,008	8,601	14,039

Net cash flows from financing activities	(44,597)	8,601	(14,687)

Net change in cash and cash equivalents	4,346	(33,653)	(80,892)

Cash and cash equivalents at beginning of period	9,389	43,042	123,934

Cash and cash equivalents at end of period	$13,735	$9,389	$43,042

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$63,734	$34,965	$24,240
Non-cash financing activities:
Issuance of treasury stock for Directors Deferred Compensation Plan	$185	$—	$9

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Compre- hensive Income	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance as of December 31, 2002	54,069	$540	$40,393	$184,409		$(4,888)	(8,986)	$(131,430)	$89,024
For the year ended December 31, 2003:
Exercise of stock options				(21,867)			1,425	35,906	14,039
Tax benefit from stock option exercises			12,295						12,295
Purchase of treasury stock							(1,078)	(28,726)	(28,726)
Issue treasury stock for Directors Deferred Compensation Plan							1	9	9
Comprehensive income:
Net income				58,858	$58,858				58,858
Other comprehensive income, net of tax:
Minimum pension liability adjustment					625	625			625

Other comprehensive income					625

Comprehensive income					$59,483

Balance as of December 31, 2003	54,069	540	52,688	221,400		(4,263)	(8,638)	(124,241)	146,124
For the year ended December 31, 2004:
Exercise of stock options			614	(2,753)			563	10,740	8,601
Tax benefit from stock option exercises			6,355						6,355
Comprehensive income:
Net income				75,263	$75,263				75,263
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(1,269)	(1,269)			(1,269)

Other comprehensive income					(1,269)

Comprehensive income					$73,994

Balance as of December 31, 2004	54,069	540	59,657	293,910		(5,532)	(8,075)	(113,501)	235,074
For the year ended December 31, 2005:
Exercise of stock options			318	(13,943)			619	24,633	11,008
Tax benefit from stock option exercises			8,704						8,704
Purchase of treasury stock							(929)	(55,605)	(55,605)
Issue treasury stock for Directors Deferred Compensation Plan			36				7	149	185
Comprehensive income:
Net income				109,712	$109,712				109,712
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(484)	(484)			(484)

Other comprehensive income					(484)

Comprehensive income					$109,228

Balance as of December 31, 2005	54,069	$540	$68,715	$389,679		$(6,016)	(8,378)	$(144,324)	$308,594

The accompanying notes are an integral part of these financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data and unless otherwise stated)

1. Summary of Accounting Principles and Policies

Business Activities. We are a leading for-profit provider of postsecondary education in the United States, and we primarily offer career-focused, technical degree programs of study. At December 31, 2005, we operated 81 ITT Technical Institutes throughout the United States. We maintain our corporate headquarters in Carmel, Indiana.

Principles of Consolidation. The consolidated financial statements include our wholly-owned subsidiaries’ accounts. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of these financial statements, in conformity with accounting principles generally accepted in the United States, includes estimates that are determined by our management. Actual results may differ from estimates used.

Reclassifications. Certain reclassifications have been made to conform to the 2005 presentation.

Cash Equivalents. Our investments in marketable debt securities with remaining contractual maturity dates of 90 days or less are recorded in cash and cash equivalents at cost, which approximates fair market value.

Investments. We have investments in marketable debt and auction rate securities, which are classified as available-for-sale or held-to-maturity depending on our investment intentions with regard to those securities. Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate these investments. We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the years ended December 31, 2005, 2004 and 2003. All income generated from those investments was recorded as interest income.

The cost of securities sold is based on the specific identification method. The following table sets forth how our investments were classified on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31:
	2005			2004
	Available- For-Sale	Held-to- Maturity	Total	Available- For-Sale	Held-to- Maturity	Total
Short-term investments	$382,915	$5,237	$388,152	$309,567	$23,003	$332,570
Non-current investments	—	9,538	9,538	1,000	5,363	6,363

	$382,915	$14,775	$397,690	$310,567	$28,366	$338,933

The following table sets forth the amount of our available-for-sale and held-to-maturity investments as of the dates indicated:

	As of December 31,
	2005	2004
Available-For-Sale Investments:
Auction Rate Equity Securities	$43,300	$134,032
Auction Rate Debt Securities and Variable Rate Demand Notes	339,615	176,535

	$382,915	$310,567

Held-to-Maturity Investments:
Marketable Debt Securities	$14,775	$28,366

Investment income in the years ended December 31, 2005, 2004 and 2003 consists of:

	Year Ended December 31,
	2005	2004	2003
Net realized gains (losses) on the sale of investments	$109	$19	$(27)
Interest income, net	8,744	3,844	2,292
Change in net unrealized holding gain (loss)	—	(29)	(270)

	$8,853	$3,834	$1,995

The contractual maturities of our marketable debt securities classified as available-for-sale as of December 31, 2005 were as follows:

Available-For-Sale	Fair Value
Due within five years	$1,000
Due after five years through ten years	30,430
Due after ten years	308,185

$339,615

The above table excludes $43,300 of auction rate preferred equity securities that were classified as available-for-sale securities as of December 31, 2005. Our non-current investments that were classified as held-to-maturity securities as of December 31, 2005 had remaining contractual maturities between one and two years.

Property and Equipment. We include all property and equipment in our financial statements at cost. We apply the American Institute of Certified Public Accountants Statements of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Facility construction costs are capitalized as incurred, and depreciation commences upon completion of the construction. We have historically paid for all real estate projects without any external financing and, therefore, we do not have any capitalized interest. Provisions for depreciation of property and equipment have generally been made using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from three to ten years for furniture and equipment, three to 14 years for leasehold and building improvements, 20 to 40 years for buildings and three to eight years for capitalized software. We expense maintenance and repairs as incurred. Fully depreciated assets no longer in use are removed from both the asset and accumulated depreciation accounts in the year of their retirement. Any gains or losses on dispositions are credited or charged to income, as appropriate.

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We regularly review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If we determine that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we would determine the fair value of that asset using a discounted cash flows model. If the amount of discounted cash flows is less than the net book value of the long-lived asset, we recognize an impairment loss in the amount of the difference. We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions.

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

Recognition of Revenue. Tuition revenue is recorded on a straight-line basis over the length of the applicable course. If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policies limit a student’s obligation for tuition and fees to the institute depending on when the student withdraws during an academic quarter (“Refund Policies”). The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws.

The greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter. We record revenue net of any refunds that result from any applicable Refund Policy. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.

The cost of textbooks is included in the tuition and is amortized on a straight-line basis over the applicable course length and the deferral of textbook costs is recorded in prepaids and other current assets. Laptop computer sales and the related cost of the laptop computers are recognized when the students receive the laptop computers. Tool kit sales and the related cost of the tool kits are recognized at the beginning of the academic quarter. Academic fees (which are charged only one time to students on their first day of class attendance) and admission processing fees (which, prior to their discontinuance in 2003, were charged only one time to students upon being evaluated for admission to their programs of study) are recognized as revenue on a straight-line basis over the average program length. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. Administrative fees, which are charged to students when they withdraw or graduate from their programs of study at an institute, are recognized when the students withdraw or graduate from their programs of study at the institute.

We report 12 weeks of tuition revenue in each of our four fiscal quarters. We standardized the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter can fluctuate from quarter to quarter each year. The total number of weeks of school during each year is 48.

Allowance for Doubtful Accounts. We record an account receivable for the tuition earned in excess of the payment received from or on behalf of a student for that tuition. The individual student balances of these receivables are insignificant. We extend unsecured credit for tuition and fees to our students. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis, using the institute’s historical collection experience. Our management reviews the historical collection experience for each institute, considers other facts and circumstances related to an institute and adjusts the calculation to record an allowance for doubtful accounts as appropriate. We believe that our allowance for doubtful accounts is reasonable. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable owed by former students after three months of unsuccessful collection efforts.

Operating Leases. We lease our non-owned facilities under operating lease agreements. Common provisions within most of our operating lease agreements include:

•	renewal options, which can be exercised after the initial lease term;

•	rent holidays;

•	tenant improvement allowances; and

•	rent escalation clauses.

We record the rent expense associated with each operating lease agreement evenly over the term of the lease in accordance with SFAS No. 13, “Accounting for Leases.” The difference between the amount of rent expense recorded and the amount of rent actually paid is recorded as accrued rent on our Consolidated Balance Sheets. We amortize leasehold improvements using the straight-line method over the shorter of the life of the improvement or the remaining term of the operating lease.

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

Direct marketing costs on the balance sheet totaled $39,705 at December 31, 2005 and $29,662 at December 31, 2004, less accumulated amortization of $22,215 at December 31, 2005 and $14,949 at December 31, 2004.

Income Taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities.

Insurance Liabilities. We record insurance liabilities and related expenses for health, workers compensation and other insurance reserves in accordance with the contractual terms of the insurance policies. We record the total liabilities that are estimable and probable as of the reporting date for our insurance liabilities that we self-insure. The accounting for insurance liabilities that we self-insure involves uncertainty, because estimates and judgments are used to determine the liability to be recorded for reported claims and unreported claims incurred but not reported. We consider our historical experience in determining the appropriate insurance reserves to record in our Consolidated Balance Sheets. If our current insurance claim trends were to differ significantly from our historic claim experience, however, we would make a corresponding adjustment to our insurance reserves.

Contingent Liabilities. We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

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

Earnings Per Common Share. Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	46,138	45,791	45,086
Shares assumed issued (less shares assumed purchased for treasury) on stock options	974	1,017	1,194

Outstanding shares for diluted earnings per share calculation	47,112	46,808	46,280

Shares underlying outstanding stock options with exercise prices greater than the average market price of our common stock (1,000 shares at December 31, 2005, 613,000 shares at December 31, 2004 and 1,000 shares at December 31, 2003) have been excluded from the calculation of our earnings per common share, because the effect would be anti-dilutive.

Equity-Based Compensation. We adopted and our stockholders approved: (a) the ITT Educational Services, Inc. 1994 Stock Option Plan (“1994 Stock Plan”), which provided for awards of nonqualified stock options to our key employees; and (b) the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”), which provides for a variety of equity-based compensation awards to our key employees, including nonqualified stock options and restricted stock, among others. We also established the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”), which provides for awards of nonqualified stock options to non-employee directors. The 1994 Stock Plan, the 1997 Stock Plan and the 1999 Directors Stock Plan are referred to herein collectively as the “Plans.” For periods prior to January 1, 2006, we had adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in our Consolidated Financial Statements for the Plans. We have elected, as permitted by the standard, to continue following the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of certain unvested, “out-of-the-money” stock options to purchase shares of our common stock that had exercise prices greater than $49.20, the closing price of our common stock on October 24, 2005. The vesting was accelerated for nonqualified stock options representing approximately 790,000 shares of our common stock, which included all unvested, “out-of-the-money” stock options issued and outstanding under the 1997 Stock Plan and 1999 Directors Stock Plan. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October 24, 2005 and will remain exercisable through their expiration or termination dates, which vary, but do not extend past 2014. The purpose for accelerating the vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R, “Share-Based Payment,” in 2006. We estimate that the accelerated vesting of those stock options will reduce our compensation costs, net of tax, by approximately $5,000 in 2006, $2,200 in 2007 and $200 in 2008.

On October 28, 2005, the Compensation Committee of our Board of Directors awarded certain of our executives nonqualified stock options under the 1997 Stock Plan to purchase a total of 276,340 shares of our common stock as of November 2, 2005. The stock options awarded were fully vested and immediately exercisable. The full vesting of the stock options was conditioned upon each optionee agreeing not to sell, transfer or otherwise dispose of any shares obtained upon exercising the option until (a) the first anniversary with respect to one-third of the shares underlying the option, (b) the second anniversary with respect to an additional one-third of the shares underlying the option and (c) the third anniversary with respect to the remaining one-third of the shares underlying the option. The purpose for accelerating the award and vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006. We estimate the accelerated award and vesting of those stock options will reduce our compensation costs, net of tax, by approximately $1,198 in 2006, $1,198 in 2007 and $1,004 in 2008.

If compensation costs for the Plans had been determined based on the fair value of the stock options at grant date consistent with SFAS No. 123, our compensation costs would have increased and our net income and earnings per share would have been reduced to the proforma amounts for the periods indicated below:

	Year Ended December 31,
	2005	2004	2003
Net income as reported	$109,712	$75,263	$58,858
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock options, net of tax	(17,707)	(7,457)	(5,099)

Proforma net income	$92,005	$67,806	$53,759

Earnings per share:
Basic as reported	$2.38	$1.64	$1.31
Impact of stock options	(0.39)	(0.16)	(0.12)

Basic proforma	$1.99	$1.48	$1.19

Diluted as reported	$2.33	$1.61	$1.27
Impact of stock options	(0.38)	(0.16)	(0.11)

Diluted proforma	$1.95	$1.45	$1.16

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

	Year Ended December 31,
	2005	2004	2003
Risk free interest rates	4.0%	3.3%	2.7%
Expected lives (in years)	4	5	5
Volatility	44%	58%	57%
Dividend yield	None	None	None

New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R that revises SFAS No. 123 and supercedes APB Opinion No. 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which provides guidance regarding the application of SFAS No. 123R. Under this accounting treatment, all share-based payments to employees, including grants of employee stock options, must be reflected in the financial statements using the fair value method with the related expenses recognized over the service period. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application without restating prior periods, which requires that we recognize compensation expense for all stock option and other equity-based awards that vest or become exercisable on and after January 1, 2006.

Prior to 2006, we accounted for share-based compensation to employees and directors using the intrinsic value method under APB Opinion No. 25. Under the intrinsic value method, no compensation cost for employee or director stock options is recognized in the financial statements. The adoption of SFAS No. 123R will have a material adverse effect on our results of operations, because it will require us to expense future compensation costs for stock options awarded to our employees and directors. All of those compensation expenses, however, will be non-cash and should not have a material adverse effect on our financial condition or cash flows. For periods on and after January 1, 2006, the impact of SFAS No. 123R will depend on the amount of share-based compensation to our employees and directors. If we had adopted SFAS No. 123R in prior periods, the compensation expense recognized would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, instead of a cash flow from operating activities as required prior to 2006. This new requirement will reduce net cash flows from operating activities and increase net cash flows from financing activities by a corresponding amount beginning in 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” that replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under this new standard, voluntary changes in accounting principles must be applied retrospectively with all prior period financial statements presented. SFAS No. 154 also requires that any change in the method of depreciation, amortization or depletion for long-lived non-financial assets be accounted for prospectively as a change in accounting estimate, and corrections of errors in previously issued financial statements be termed a restatement. SFAS No. 154 is effective for changes in accounting principles and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that SFAS No. 154 will have a material impact on our consolidated financial statements.

2. Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities, we periodically reassess the probable and estimable legal costs associated with a claim or a potential claim. During the year ended December 31, 2005, we reassessed the probable and estimable legal costs associated with the investigation of us by the DOJ, the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us and certain of our current and former executive officers and Directors (collectively, the “Actions”). As a result of the reassessment, we increased the accrual of estimated legal costs associated with the Actions by $1,219. We recorded a net charge of $1,219 in the year ended December 31, 2005 and $20,705 in the year ended December 31, 2004 for estimated legal costs associated with the Actions. We were billed $5,117 of those legal costs in the year ended December 31, 2005 and $15,950 of those legal costs in the year ended December 31, 2004. As of December 31, 2005, the remaining accrual of estimated legal costs associated with the Actions was $857. In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that are probable we will incur. If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

We did not incur any non-legal costs related to the Actions during the year ended December 31, 2005. We incurred $4,438 of non-legal costs related to the Actions during the year ended December 31, 2004. Those costs were expensed as incurred and primarily included fees charged by our independent registered public accounting firm for the performance of extended audit procedures as a result of the Actions, costs to create an electronic database of all documents seized in connection with the DOJ investigation and other non-legal costs related to the Actions.

3. Financial Aid Programs

We participate in various federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). Approximately 61% of our 2005 revenue, determined on a cash accounting basis as defined by the U.S. Department of Education’s (“ED”) regulations, was indirectly derived from funds distributed under these programs.

As of December 31, 2004, we no longer participate in the Federal Perkins Loan (“Perkins”) program. We had recorded in our financial statements only our aggregate mandatory contributions to this program, which were $0 in the year ended December 31, 2004 and $32 in the year ended December 31, 2003.

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

4. Restricted Cash

We participate in the ED’s Electronic Funds Transfer system. All monies transferred to us from the ED by electronic funds transfer are subject to certain holding restrictions, generally from three to seven days, before they can be drawn into our cash account. These amounts are classified as restricted cash within our current assets until they are applied to the students’ accounts. In addition, a Maryland education regulation requires us to hold $500 in an escrow account in order to operate our institute in Owings Mills, MD. This escrow account is classified as restricted cash within our non-current assets.

5. Property and Equipment

Fixed assets include the following:

	As of December 31,
	2005	2004
Furniture and equipment	$122,884	$111,550
Buildings and building improvements	55,603	37,691
Leasehold improvements	6,731	7,679
Software	15,506	13,088
Construction in progress	8,532	8,545
Land and land improvements	24,943	17,249

	234,199	195,802
Less accumulated depreciation	(106,793)	(97,056)

	$127,406	$98,746

Software includes purchased and internally developed software. Accumulated depreciation includes accumulated amortization of capitalized software of $7,088 at December 31, 2005 and $5,318 at December 31, 2004. We recorded software amortization expense of $2,147 in the year ended December 31, 2005, $2,380 in the year ended December 31, 2004, and $3,326 in the year ended December 31, 2003. We recorded depreciation and amortization expense for furniture and equipment, leasehold improvements and buildings and building improvements in the amount of $15,672 in the year ended December 31, 2005, $15,869 in the year ended December 31, 2004 and $17,864 in the year ended December 31, 2003.

6. Taxes

The provision for income taxes attributable to income before income taxes includes the following:

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$51,108	$36,471	$34,765
State	8,239	6,358	5,728

	59,347	42,829	40,493
Deferred
Federal	4,365	4,413	(2,365)
State	867	877	(470)

	5,232	5,290	(2,835)

	$64,579	$48,119	$37,658

Deferred tax assets (liabilities) include the following:

	As of December 31,
	2005	2004	2003
Direct marketing costs	$(6,860)	$(5,771)	$(4,253)
Capitalized software	(3,302)	(3,047)	(2,530)
Deferral of book costs	(1,551)	(1,985)	(1,425)
Depreciation	(4,383)	(4,161)	—
Prepaid pension	(6,950)	(4,154)	(1,734)

Total deferred tax liabilities	(23,046)	(19,118)	(9,942)

Deferred revenue	1,708	1,719	2,102
Minimum pension liability	3,883	3,569	2,750
Legal accrual	971	2,692	741
Other accrued liabilities	3,095	2,527	—
Other	2,216	2,357	2,564

Total deferred tax assets	11,873	12,864	8,157

Net deferred tax assets (liabilities)	$(11,173)	$(6,254)	$(1,785)

Deferred and prepaid income tax in current assets includes $2,840 of prepaid income tax as of December 31, 2005 compared to $0 as of December 31, 2004. The differences between our effective income tax rates and the statutory U.S. federal income tax rates are as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4%	3.9%	3.8%
Permanent differences and other	(1.3)%	0.1%	0.2%

Effective income tax rate	37.1%	39.0%	39.0%

Our investments in 2005 included more tax exempt investment vehicles than in prior years, which had a favorable effect on our permanent differences in 2005 compared to 2004. In addition, we implemented certain state tax strategies involving eight states during 2005.

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

Our ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, covers a select group of our management. This plan provides for payment of those benefits at retirement that cannot be paid from the ESI Pension Plan due to federal statutory limits on the amount of benefits that can be paid and compensation that can be recognized under a tax-qualified retirement plan. The purpose of the ESI Excess Pension Plan is to restore benefits earned, but not available, to eligible employees under the ESI Pension Plan due to federal limitations on the amount of benefits that can be paid and compensation that may be recognized under a tax-qualified retirement plan.

The benefit accruals under the ESI Pension Plan and the ESI Excess Pension Plan for all participants in those plans will be frozen effective March 31, 2006, such that no further benefits will accrue under those plans after March 31, 2006. Participants in those plans will, however, continue to be credited with vesting service and interest according to the terms of the ESI Pension Plan and the ESI Excess Pension Plan.

The following tables are based on an actuarial valuation date as of September 30 and amounts recognized in our consolidated financial statements for the periods indicated:

Net periodic benefit cost for the plans:

	Year Ended December 31,
	2005	2004	2003
Service cost	$6,935	$6,539	$5,880
Interest cost	2,848	2,261	1,779
Expected return on assets	(3,247)	(2,238)	(1,569)
Recognized net actuarial loss	1,425	1,150	993
Amortization of prior service cost	(88)	(88)	(88)

Net periodic pension cost	$7,873	$7,624	$6,995

Change in benefit obligation:

	Year Ended December 31,
	2005	2004
Accumulated benefit obligation	$51,801	$42,421

Projected benefit obligation at beginning of period	$48,379	$36,737
Service cost	6,935	6,539
Actuarial loss	3,169	4,115
Interest cost	2,848	2,261
Benefits paid	(2,162)	(1,273)

Projected benefit obligation at end of period	59,169	48,379
Fair value of plan assets	44,789	32,340

Funded status	(14,380)	(16,039)
Unrecognized net actuarial loss	17,541	15,366
Unrecognized prior service cost	(443)	(531)
Minimum pension liability	(9,899)	(9,101)

Accrued benefit cost	$(7,181)	$(10,305)

Change in plan assets:

	Year Ended December 31,
	2005	2004
Fair value of plan assets at beginning of year	$32,340	$23,103
Actual return on plan assets	2,816	1,810
Employer contributions	11,795	8,700
Benefits paid	(2,162)	(1,273)

Fair value of plan assets at end of year	$44,789	$32,340

Fair value of total plan assets by major asset category:

	As of December 31,
	2005		2004
Cash and cash equivalents	$375	1%	$335	1%
Mutual funds	28,498	64%	21,341	66%
Common stocks	14,841	33%	9,582	30%
Foreign equities	1,075	2%	1,082	3%

Total	$44,789	100%	$32,340	100%

Weighted-average assumptions used to determine benefit obligations as of September 30, 2005, 2004 and 2003:

	2005	2004	2003
Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%

Weighted-average assumptions used to determine net periodic pension cost in the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans, as permitted under Paragraph 26 of SFAS No. 87, “Employers’ Accounting for Pensions.”

The following benefit payments are expected to be paid from the pension plans:

Year	Amount
Fiscal 2006	$3,300
Fiscal 2007	$3,500
Fiscal 2008	$3,700
Fiscal 2009	$5,000
Fiscal 2011 - 2015	$31,800

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

We determine our discount rate by using the Moody’s Aa corporate bond rate as of our actuarial valuation date. The average lives of the bonds used to determine this benchmark rate approximate the periods represented in our pension plan actuarial valuation.

In January 2006, we contributed $15,000 to the ESI Pension Plan which we believe approximates the amount to fully fund that plan. During 2005, we increased our minimum pension liability by $798 as a result of:

•	obtaining an investment return on plan assets less than our original estimates;

•	a decrease in our discount rate; and

•	refinements made to our future expected benefit payment assumptions.

We also recorded a corresponding $484 reduction in shareholders’ equity, which was net of a $314 deferred tax asset. During 2004, we increased our minimum pension liability by $2,089 as a result of obtaining an investment return on plan assets less than our original estimates and a decrease in our discount rate, and we recorded a corresponding $1,269 reduction in shareholders’ equity, which was net of a $820 deferred tax asset. During 2003, we reduced our minimum pension liability by $1,029 as a result of obtaining an investment return on plan assets in excess of our original estimates, and we recorded a corresponding $625 increase in shareholders’ equity, which was net of a $404 deferred tax asset.

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

Our ESI Excess Savings Plan, a nonqualified, unfunded deferred compensation plan, covers a select group of our management. The plan provides for salary deferral of contributions that the participants are unable to make under the ESI 401(k) Plan and our contributions that cannot be paid under the ESI 401(k) Plan due to federal statutory limits on the amount that an employee can contribute under a defined contribution plan. The practical effect of the ESI Excess Savings Plan is to provide a savings plan to all of our employees on a uniform basis.

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were $3,761 in the year ended December 31, 2005, $3,246 in the year ended December 31, 2004, and $2,856 in the year ended December 31, 2003.

8. Equity Compensation Plans

Under the 1994 Stock Plan, a maximum of 810,000 shares of our common stock may be issued upon exercise of options. Under the 1997 Stock Plan, a maximum of 1.5% of our outstanding shares of common stock may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Stock Plan, a maximum of 8,100,000 shares of our common stock may be issued upon exercise of options and pursuant to other forms of awards, but no more than 20% of the total number of shares on a cumulative basis may be used for restricted stock or performance share awards. Under the 1999 Directors Stock Plan, a maximum of 500,000 shares of our common stock may be issued upon exercise of options. Under all Plans, the option price may not be less than 100% of the fair market value of our common stock on the date of grant. Under the 1994 Stock Plan and 1997 Stock Plan, the options vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. Under the 1999 Directors Stock Plan, the options vest and become exercisable on the first anniversary of the grant. Under the 1997 Stock Plan, restricted shares awarded are subject to a restriction period set by the Compensation Committee of our Board of Directors, during which time the shares may not be sold, transferred, assigned or pledged. The maximum term of options granted under the 1994 Stock Plan and 1997 Stock Plan is 10 years and 2 days from the date of grant. The maximum term of options granted under the 1999 Directors Stock Plan: (a) prior to January 25, 2005, was 10 years from the date of grant; and (b) on or after January 25, 2005, is seven years from the date of grant. The options outstanding, granted, forfeited and exercised for the periods indicated are as follows:

	Year Ended December 31,
	2005		2004		2003
	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price	# of Shares	Weighted Average Option Price
Outstanding at beginning of year	3,269,942	$23.43	3,232,068	$16.37	3,791,415	$11.95
Granted	894,985	51.00	777,500	49.42	927,000	24.63
Forfeited	(123,842)	45.52	(176,010)	34.73	(61,674)	19.57
Exercised	(618,733)	17.79	(563,616)	15.26	(1,424,673)	9.84

Outstanding at end of year	3,422,352	$30.86	3,269,942	$23.43	3,232,068	$16.37

Other option information as of December 31, 2005 is as follows:

	Exercise Price Range
	$6.75-$9.72	$10.44-$15.45	$17.06-$25.15	$26.97-$38.89	$40.90-$60.61	Total
Options outstanding at end of year	456,505	370,159	1,037,531	180,001	1,378,156	3,422,352
Weighted average exercise price on options outstanding	$8.30	$11.21	$20.39	$33.83	$51.10	$30.86
Weighted average remaining contractual life	4.6 years	2.0 years	6.1 years	8.1 years	6.4 years	6.2 years
Options exercisable at end of year	456,505	370,159	857,824	157,995	1,272,242	3,114,725
Weighted average exercise price on exercisable options outstanding	$8.30	$11.21	$19.69	$33.63	$51.62	$30.76

As of February 21, 2006, the Compensation Committee of our Board of Directors had awarded to our key employees in 2006 a total of (a) 19,116 restricted shares of our common stock and (b) stock options to purchase a total of 56,500 shares of our common stock.

9. Letters of Credit

During the year ended December 31, 2005, we provided a $219 irrevocable standby letter of credit to secure the payment of construction costs associated with a facility that we are building. In addition, as of December 31, 2005, we continued to provide irrevocable letters of credit in the total amount of $1,571 to secure the payment of our workers’ compensation claims.

10. Commitments and Contingent Liabilities

Lease Commitments. We lease our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 11 years and we expect that:

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

Rent expense under our operating leases was $30,038 in the year ended December 31, 2005, $26,546 in the year ended December 31, 2004, and $26,748 in the year ended December 31, 2003. Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows:

2006	$26,942
2007	24,652
2008	23,387
2009	16,941
2010	9,825
2011 and thereafter	17,406

$119,153

Future minimum rental payments related to equipment leases are not significant.

Contingent Liabilities. From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover. Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at December 31, 2005 aggregated $692, for which we have fully reserved our guarantee obligation.

In October 2002, the Office of Attorney General for the State of California (“CAG”) informed us that the CAG had initiated an investigation of our ITT Technical Institutes in California. In August 2005, the CAG informed us that its investigation was initiated as a result of a qui tam action filed against us on May 9, 2002 in the United States District Court for the Central District of California Western Division by two of our former employees (“relators”) on behalf of themselves, the federal government and the State of California under the following caption: United States of America ex rel. Mohamed Mahmoud and Ed Maloney v. ITT Educational Services, Inc. (the “Mahmoud Action”). In the complaint, the relators alleged that we violated the federal False Claims Act, 31 U.S.C. § 3729, et seq., and the California False Claims Act, Cal. Gov’t. Code § 12650, et seq., by knowingly presenting false claims for payment, conspiring to get false claims paid and knowingly using false statements to get false claims paid relating to the grant aid received by our California students under the State’s Cal Grant Program. The CAG’s investigation lasted approximately three years and covered the seven-year period from 1996 through 2002 (the “Relevant Period”).

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

On September 30, 2005, the CAG and we agreed to settle the State of California’s claims in the Mahmoud Action (without an admission of liability), pursuant to which we will pay the State $725 in exchange for the State’s release of all claims under the California False Claims Act that were asserted against us in the Mahmoud Action arising from the award of Cal Grant Program funds to our students during the Relevant Period. The settlement of the State of California’s claims is conditioned upon:

•	the court’s approval of the fairness, adequacy and reasonableness of the settlement terms;

•	the court’s dismissal of the remainder of the Mahmoud Action with prejudice; and

•	the California Student Aid Commission’s (the “CSAC”) agreement not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action.

On October 12, 2005, the court unsealed the Mahmoud Action, upon which we learned that the DOJ, on behalf of the federal government, declined to intervene in the Mahmoud Action on September 30, 2005. On November 17, 2005, the CSAC agreed not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action.

A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal or state government for an alleged submission to the government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the government typically initiates an investigation in order to determine whether to intervene in the litigation. If the government intervenes, it has primary control over the litigation. If the government declines to intervene, the relator may pursue the litigation on behalf of the government. If the government or the relator is successful in the litigation, the relator receives a portion of the government’s recovery.

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

The amended consolidated complaint sought unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees. On September 16, 2005, the court dismissed with prejudice all of the claims against all of the defendants, because the plaintiffs’ allegations failed to meet the pleading requirement of particularity for demand futility allegations. On January 4, 2006, the plaintiffs filed a notice of appeal to the Indiana Court of Appeals.

On September 7, 2004, a shareholder derivative lawsuit was filed against five of our current and former executive officers, ten of our current and former Directors and PWC, in the U.S. District Court for the Southern District of Indiana under the following caption: Alaska Electrical Pension Fund Derivatively on Behalf of ITT Educational Services, Inc. v. Rene R. Champagne, et al. (the “Alaska Action”). The complaint alleges, among other things, that the defendants caused us to violate state and federal education finance laws and regulations by falsifying our student records and federal securities laws by falsifying our accounting, auditing and financial reporting between October 2002 and April 2004. As a result, the complaint alleges, among other things, that the individual defendants:

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

The complaint seeks unspecified damages, extraordinary equitable and/or injunctive relief, punitive damages, costs and expenses, attorneys’ fees, pre-judgment interest, an order directing the defendants to account for all damages caused by them and all profits, special benefits and unjust enrichment they obtained, and an order directing us to reform and improve our corporate governance and internal control procedures. On December 8, 2004, the parties agreed to stay this action pending the entry of a final judgment in the In Re ITT Educational Services, Inc. Derivative Litigation action, except that the stay will be lifted if a subsequently filed shareholder derivative lawsuit is filed in the Southern District of Indiana and the defendants are unable to enter into a similar stay of that action. On February 1, 2006, the court dismissed without prejudice all of the claims against all of the defendants in the Alaska Action.

On November 17, 2004, a shareholder derivative lawsuit was filed against ten of our current and former Directors, in the Chancery Court of New Castle County, Delaware under the following caption: Albert Reitan, derivatively on behalf of nominal defendant ITT Educational Services, Inc. v. Rand V. Araskog, et al. (the “Reitan Action”). The complaint alleges, among other things, that the defendants abdicated their fiduciary duty of good faith to us by making no effort to oversee our operations and business practices to ensure that we comply with all applicable laws, rules and regulations. The complaint seeks unspecified damages, equitable relief, attorneys’ fees, accountants’ fees, experts’ fees, costs and expenses. On March 31, 2005, in response to the parties’ request, the court issued an order staying this action until the entry of a final judgment in the City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. action (the “City of Austin Action”). On October 24, 2005, the City of Austin Action was dismissed with prejudice. All of the defendants intend to defend themselves vigorously against the allegations in the complaint filed in the Reitan Action.

On July 7, 2004, we received a derivative demand letter pursuant to Del. Ct. Ch. R. 23.1 on behalf of Arthur Stein, a purported shareholder, demanding that our Board of Directors commence a civil action against ten of our current and former Directors and four of our current and former executive officers to recover for our benefit the amount of damages sustained by us as a result of the misconduct alleged in the letter. The misconduct alleged in the letter is similar to the type of misconduct alleged against the individual defendants in the consolidated shareholder derivative lawsuit described above. The demand letter indicates that Mr. Stein will commence a shareholder’s derivative action on our behalf, if our Board does not commence an action as demanded therein within a reasonable period of time. We informed Mr. Stein that our Board had deferred its decision with respect to Mr. Stein’s demand until the conclusion of the DOJ investigation of us, the inquiry initiated by the SEC into the allegations investigated by the DOJ and the securities class action lawsuits filed against us, or until the receipt of additional information concerning the allegations made in the demand.

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

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005, the relator filed an amended complaint in the Olson Action. In the amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint seeks an unspecified judgment and attorney’s fees and costs. On January 9, 2006, the court dismissed the Olson Action without prejudice and gave the plaintiff an opportunity to replead his complaint. We intend to defend ourselves vigorously against the allegations made in the complaint.

We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2005	$1,518	$10,679	$(11,079)	$1,118
Year Ended December 31, 2004	$1,644	$11,996	$(12,122)	$1,518
Year Ended December 31, 2003	$1,810	$6,134	$(6,300)	$1,644

FFEL Reserve (1):
Year Ended December 31, 2005	$—	$—	$—	$—
Year Ended December 31, 2004	$32	$(32)	$—	$—
Year Ended December 31, 2003	$165	$(133)	$—	$32

(1)	Represents Federal Family Education Loan/Perkins Loan programs.

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY RESULTS

FOR 2005 AND 2004

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31		Year
2005
Revenue	$160,153	$168,782	$176,764	$182,304		$688,003
Cost of educational services	80,121	81,795	81,407	85,020		328,343
Student services and administrative expenses	49,194	52,165	49,347	42,297		193,003
Special legal and other investigation costs (a)	7,712	—	(6,493)	—		1,219

Operating income	23,126	34,822	52,503	54,987		165,438
Interest income, net	1,714	2,205	2,064	2,870		8,853

Income before provision for income taxes	24,840	37,027	54,567	57,857		174,291
Provision for income taxes	9,812	14,626	20,154	19,987		64,579

Net income	$15,028	$22,401	$34,413	$37,870		$109,712

Earnings per share
Basic	$0.33	$0.49	$0.74	$0.82		$2.38
Diluted	$0.32	$0.48	$0.73	$0.81		$2.33
2004
Revenue	$141,730	$150,931	$157,945	$167,228		$617,834
Cost of educational services	76,493	78,010	75,033	$69,211	(b)	298,747
Student services and administrative expenses	41,449	45,045	43,771	44,131		174,396
Special legal and other investigation costs (a)	9,700	5,606	9,837	—		25,143

Operating income	14,088	22,270	29,304	$53,886	(b)	119,548
Interest income, net	709	648	959	1,518		3,834

Income before provision for income taxes	14,797	22,918	30,263	55,404		123,382
Provision for income taxes	5,771	8,938	11,803	21,607		48,119

Net income	$9,026	$13,980	$18,460	$33,797		$75,263

Earnings per share
Basic	$0.20	$0.31	$0.40	$0.74		$1.64
Diluted	$0.19	$0.30	$0.39	$0.72		$1.61

(a)	Accrued estimated legal and other investigation costs associated with the DOJ investigation, the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and each of our Directors.
(b)	Includes $3,550 in the three months ended December 31, 2004 related to year-end inventory adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

	By:	/s/ Rene R. Champagne
Dated: February 24, 2006		Rene R. Champagne
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene R. Champagne Rene R. Champagne	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2006

/s/ Daniel M. Fitzpatrick Daniel M. Fitzpatrick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2006

/s/ Rand V. Araskog Rand V. Araskog	Director	February 24, 2006

/s/ John F. Cozzi John F. Cozzi	Director	February 24, 2006

/s/ John E. Dean John E. Dean	Director	February 24, 2006

/s/ James D. Fowler, Jr. James D. Fowler, Jr.	Director	February 24, 2006

/s/ Joanna T. Lau Joanna T. Lau	Director	February 24, 2006

/s/ Samuel L. Odle Samuel L. Odle	Director	February 24, 2006

/s/ Vin Weber Vin Weber	Director	February 24, 2006

INDEX TO EXHIBITS

Exhibit No.	Description		Page No. In This Filing

3.1	(1)	Restated Certificate of Incorporation, as Amended to Date

3.2	(2)	Restated By-Laws, as Amended to Date

10.1	(3)	Registration Rights Agreement between ITT/ESI and ITT

10.2	(3)	Tax Sharing Agreement between ITT/ESI and ITT

10.3	(3)	Intercompany Agreement between ITT/ESI and ITT

10.4	(3)	Trade Name and Service Mark License Agreement between ITT/ESI and ITT

10.5	(3)	Employee Benefits and Administrative Services Agreement between ITT/ESI and ITT

10.6	(3)	Treasury Services and Credit Facilities Agreement between ITT/ESI and ITT

10.7	*(4)	ITT Educational Services, Inc. 1994 Stock Option Plan

10.8	*(5)	1997 ITT Educational Services, Inc. Incentive Stock Plan

10.9	(6)	Employee Benefits Agreement between ITT/ESI and ITT

10.10	(6)	Income Tax Sharing Agreement between ITT/ESI, ITT and Starwood Hotels & Resorts Worldwide, Inc

10.11	(6)	Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation

10.12	(7)	Amended and Restated Registration Rights Agreement between ITT/ESI and ITT

10.13	(8)	Stockholder Agreement between ITT/ESI and ITT

10.14	*(9)	ESI 401(k) Plan

10.15	*(6)	ESI Excess Savings Plan

10.16	*(10)	ESI Pension Plan

10.17	(11)	Stock Repurchase Agreement between ITT/ESI and ITT

10.18	(12)	First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation

10.19	*(1)	ESI Excess Pension Plan

10.20	*(13)	1999 Outside Directors Stock Option Plan

10.21	*(14)	ESI Non-Employee Directors Deferred Compensation Plan

10.22	*(15)	ESI Executive Deferred Bonus Compensation Plan

10.23	*(16)	First Amendment of ESI Pension Plan

10.24	(16)	Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)

10.25	*(16)	First Amendment to ESI Excess Savings Plan

10.26	*(17)	Second Amendment of ESI Pension Plan

10.27	*(18)	ESI Senior Executive Severance Pay Plan

10.28	*(18)	ESI Special Senior Executive Severance Pay Plan

10.29	* (19)	Third Amendment of ESI Pension Plan

10.30	* (19)	Restated ESI 401(k) Plan, as Amended to Date

10.31	* (20)	First Amendment of ESI 401(k) Plan

10.32	* (21)	Second Amendment to ESI Excess Savings Plan

10.33	* (22)	Fourth Amendment of ESI Pension Plan

10.34	* (23)	Third Amendment to ESI Excess Savings Plan

10.35	* (23)	First Amendment to ESI Excess Pension Plan

10.36	* (23)	Fifth Amendment to ESI Pension Plan

10.37	* (23)	First Amendment to the 1999 Outside Directors Stock Option Plan

10.38	* (23)	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan

10.39	* (24)	Second Amendment of ESI 401(k) Plan

10.40	* (25)	Sixth Amendment to ESI Pension Plan

10.41	* (26)	Third Amendment to ESI 401(k) Plan

10.42	* (27)	Second Amendment to the 1999 Outside Directors Stock Option Plan

10.43	* (28)	Separation and General Release Agreement

10.44	* (29)	1999 Outside Directors Stock Option Plan-Form of Non-Qualified Stock Option Agreement

10.45	* (29)	1997 ITT Educational Services, Inc. Incentive Stock Plan-Form of Nonqualified Stock Option Award Agreement

10.46	* (29)	Seventh Amendment of ESI Pension Plan

10.47	* (30)	Third Amendment to the 1999 Outside Directors Stock Option Plan

10.48	*	Summary of Certain Director and Executive Compensation

10.49	* (31)	Eighth Amendment of ESI Pension Plan

10.50	* (31)	Fourth Amendment of ESI 401(k) Plan

10.51	* (32)	Separation and General Release Agreement

21		Subsidiaries

23		Consent of Independent Registered Public Accounting Firm

31.1		Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2		Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1		Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2		Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
(1)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1994 Annual Report on Form 10-K is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(7)	The copy of this exhibit filed as Exhibit 99.2 to Starwood Hotels & Resorts Worldwide, Inc.’s and ITT’s Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.
(8)	The copy of this exhibit filed as Exhibit 99.1 to Starwood Hotels & Resorts Worldwide, Inc.’s and ITT’s Amendment No. 1 to Schedule 13D dated June 29, 1998 is incorporated herein by reference.
(9)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.
(10)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(11)	The copy of this exhibit filed as Exhibit 99.1 to ITT/ESI’s current report on Form 8-K dated December 21, 1998 is incorporated herein by reference.
(12)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 Annual Report on Form 10-K is incorporated herein by reference.
(13)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.
(14)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1999 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(15)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(16)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(17)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(18)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 third fiscal quarter report on Form 10-Q is incorporated herein by reference.

(19)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 Annual Report on Form 10-K is incorporated herein by reference.
(20)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(21)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(22)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 Annual Report on Form 10-K is incorporated herein by reference.
(23)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(24)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 Annual Report on Form 10-K is incorporated herein by reference.
(25)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(26)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(27)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(28)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(29)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(30)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 25, 2005 is incorporated herein by reference.
(31)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(32)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated September 12, 2005.