Form 10-Q
period 2006-03-31
ITT EDUCATIONAL SERVICES INC
filed 2006-05-01
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

43,746,473

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2006

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2006

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX

Page
Condensed Consolidated Balance Sheets as of March 31, 2006 and 2005 (unaudited) and December 31, 2005	2

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005	4

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2006 and 2005 (unaudited) and the year ended December 31, 2005	5

Notes to Condensed Consolidated Financial Statements	6

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of
	March 31, 2006	December 31, 2005	March 31, 2005
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,672	$13,735	$25,575
Short-term investments	270,879	388,152	320,563
Accounts receivable, net	9,775	13,989	12,785
Deferred and prepaid income tax	4,015	7,030	8,128
Prepaids and other current assets	30,264	14,102	14,898

Total current assets	321,605	437,008	381,949

Property and equipment, net	131,070	127,406	107,180
Direct marketing costs, net	18,392	17,490	15,609
Investments	9,521	9,538	5,182
Restricted cash	500	500	—
Other assets	578	549	981

Total assets	$481,666	$592,491	$510,901

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$42,185	$56,101	$36,748
Accrued compensation and benefits	9,010	10,344	10,837
Accrued taxes	10,023	3,998	10,539
Other accrued liabilities	5,818	5,242	20,034
Deferred revenue	179,326	175,454	150,663

Total current liabilities	246,362	251,139	228,821

Deferred income tax	14,432	15,364	10,778
Minimum pension liability	9,899	9,899	9,101
Other liabilities	7,737	7,495	7,069

Total liabilities	278,430	283,897	255,769

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904 issued and outstanding	540	540	540
Capital surplus	65,473	68,715	61,872
Retained earnings	410,153	389,679	308,172
Accumulated other comprehensive loss	(6,016)	(6,016)	(5,532)
Treasury stock, 10,322,431, 8,377,780 and 7,903,325 shares, at cost	(266,914)	(144,324)	(109,920)

Total shareholders’ equity	203,236	308,594	255,132

Total liabilities and shareholders’ equity	$481,666	$592,491	$510,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$176,315	$160,153

Costs and expenses
Cost of educational services	90,404	80,121
Student services and administrative expenses	56,112	49,194
Special legal and other investigation costs	(430)	7,712

Total costs and expenses	146,086	137,027

Operating income	30,229	23,126
Interest income, net	2,507	1,714

Income before provision for income taxes	32,736	24,840

Provision for income taxes	12,262	9,812

Net income	$20,474	$15,028

Earnings per share:
Basic	$0.46	$0.33
Diluted	$0.45	$0.32

Weighted average shares:
Basic	44,823	46,086
Diluted	45,798	47,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$20,474	$15,028
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,898	4,296
Provision for doubtful accounts	2,549	2,871
Deferred income taxes	(764)	(3,604)
Excess tax benefit from stock option exercises	(3,164)	2,005
Stock-based compensation expense	1,921	—
Changes in operating assets and liabilities:
Restricted cash	—	8,194
Accounts receivable	1,665	(5,226)
Prepaids and other assets	(16,191)	(9,482)
Direct marketing costs, net	(902)	(896)
Accounts payable and accrued liabilities	(14,432)	8,864
Income and other taxes	12,036	(3,198)
Deferred revenue	3,872	(6,129)

Net cash flows from operating activities	11,962	12,723

Cash flows from investing activities:
Facility expenditures and land purchases	(4,949)	(9,584)
Capital expenditures, net	(3,613)	(3,146)
Proceeds from sales and maturities of investments	372,535	193,747
Purchase of investments	(255,245)	(180,559)

Net cash flows from investing activities	108,728	458

Cash flows from financing activities:
Excess tax benefit from stock option exercises	3,164	—
Proceeds from stock option exercises	9,218	3,005
Purchase of treasury stock	(140,135)	—

Net cash flows from financing activities	(127,753)	3,005

Net change in cash and cash equivalents	(7,063)	16,186

Cash and cash equivalents at beginning of period	13,735	9,389

Cash and cash equivalents at end of period	$6,672	$25,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts and shares in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance as of December 31, 2004	54,069	$540	$59,657	$293,910		$(5,532)	(8,075)	$(113,501)	$235,074
For the three months ended March 31, 2005 (unaudited):
Exercise of stock options			196	(766)			171	3,575	3,005
Tax benefit from stock option exercises			2,005						2,005
Issue treasury stock for Directors Deferred Compensation Plan			14				1	6	20
Net income				15,028	$15,028				15,028

Balance as of March 31, 2005	54,069	540	61,872	308,172		(5,532)	(7,903)	(109,920)	255,132
For the nine months ended December 31, 2005 (unaudited):
Exercise of stock options			122	(13,177)			448	21,058	8,003
Tax benefit from stock option exercises			6,699						6,699
Purchase of treasury stock							(929)	(55,605)	(55,605)
Issue treasury stock for Directors Deferred Compensation Plan			22				6	143	165
Net income				94,684	94,684				94,684
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(484)	(484)			(484)

Comprehensive income for year ended December 31, 2005					$109,228

Balance as of December 31, 2005	54,069	540	68,715	389,679		(6,016)	(8,378)	(144,324)	308,594
For the three months ended March 31, 2006 (unaudited):
Exercise of stock options			(8,327)				282	17,545	9,218
Excess tax benefit from stock option exercises			3,164						3,164
Stock-based compensation			1,921						1,921
Purchase of treasury stock							(2,226)	(140,135)	(140,135)
Net income				20,474	20,474				20,474

Balance as of March 31, 2006	54,069	$540	$65,473	$410,153		$(6,016)	(10,322)	$(266,914)	$203,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Dollar amounts in thousands, except per share data and unless otherwise stated)

1. The Company and Basis of Presentation

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2006, we were offering associate, bachelor and master degree programs to more than 43,000 students. As of March 31, 2006, we had 84 institutes located in 32 states. All of our institutes are (a) authorized by the applicable education authorities of the states in which they operate and recruit and (b) accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of March 31, 2006, all of our program offerings were degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc. and its wholly-owned subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with and pursuant to those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2005 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005.

2. Summary of Certain Accounting Policies

Equity-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under our stock-based compensation plans, some grants immediately vest in full upon the grantee’s retirement. If a grantee of this type of stock-based compensation is or becomes eligible to retire, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over the lesser of the vesting period set forth in the agreement granting that stock-based compensation or the period before the grantee becomes eligible to retire. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” relating to SFAS No. 123R. We have followed the SEC’s guidance in SAB No. 107 in our adoption of SFAS No. 123R.

Prior to January 1, 2006, we accounted for stock-based compensation to employees and directors in accordance with the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense was recognized in our financial statements for most of the stock-based compensation, because the vast majority of the stock-based compensation that we granted was nonqualified stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the grant date. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS No. 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006.

Under SFAS No. 123R, the fair value of stock-based compensation is determined at the grant date. We use an option pricing model to determine the fair value of stock options and we use the market price of our common stock to determine the fair value of restricted stock. We changed our stock option pricing model to a binomial model for all stock options granted on or after January 1, 2005. The fair value of the stock options granted prior to January 1, 2005 was determined using the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, expected life, risk-free interest rates and dividend yield rate.

Volatility is a statistical measure of the extent to which the stock price is expected to fluctuate during a period. The calculation combines our historical stock price volatility and the implied volatility as measured by actively traded stock options. This approach for calculating expected volatility is consistent with the approach we used in 2005.

The expected life of the stock options granted is the weighted average period that those stock options are expected to remain outstanding. The expected life is based on the historical patterns of our stock option exercises, adjusted to reflect the current position-level demographics of the stock option grantees.

The risk-free interest rate is based on interest rates for terms that are similar to the expected life of the stock options. The dividend yield is based on our historical and expected future dividend payment practices.

In prior period SFAS No. 123 pro forma disclosures, we realized the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants. If we had realized the stock-based compensation for retirement-eligible grantees over the applicable service period consistent with SFAS No. 123R, the prior period SFAS No. 123 pro forma net income for the three months ended March 31, 2005 would have been approximately $11,700, instead of the $13,086 disclosed in the prior period reports and this Form 10-Q.

SFAS No. 123R also requires us to estimate how many unvested stock-based compensation grants will be forfeited in future periods and reduce the amount of compensation expense recognized over the applicable service period to reflect this estimate. Accordingly, the stock-based compensation expense that we recognized in the three months ended March 31, 2006 excludes amounts related to unvested stock-based compensation grants that we estimate will be forfeited in future periods. Our forfeiture assumptions were based on our actual historical forfeiture experience. In accordance with SFAS No. 123R, we will periodically evaluate our forfeiture assumptions and adjust them as required to more accurately reflect our actual forfeiture experience. In our prior period SFAS No. 123 pro forma disclosures, we accounted for forfeitures of stock-based compensation as they occurred.

If the stock-based compensation expense in the three months ended March 31, 2006 had been determined in accordance with APB No. 25, instead of SFAS No. 123R, our:

•	pretax operating income would have increased by $1,921;

•	net income would have increased by $1,181;

•	basic earnings per share would have increased by $0.02; and

•	diluted earnings per share would have increased by $0.02.

Prior to adopting SFAS No. 123R, we presented the tax benefit resulting from the exercise of stock options under cash flows from operating activities in our Consolidated Statements of Cash Flows. Under SFAS No. 123R, the tax benefit of tax deductions in excess of the compensation expense resulting from the exercise of stock options is presented under cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows.

Although we do not have a formal policy, we generally issue shares of our common stock from treasury shares upon the exercise of stock options. As of March 31, 2006, 10,322,431 shares of our common stock were treasury shares. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2006, 1,062,000 shares of our common stock remained available for repurchase under our existing repurchase authorization. We intend to repurchase shares of our common stock pursuant to this authorization, but we are unable to determine at this point how many shares we will repurchase over the next 12 months.

3. Equity Compensation Plans

We adopted and our stockholders approved the ITT Educational Services, Inc. 1994 Stock Option Plan (“1994 Stock Plan”) and the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”). We also established the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”), which provides for awards of nonqualified stock options to non-employee directors. The 1994 Stock Plan, 1997 Stock Plan and 1999 Directors Stock Plan are referred to herein collectively as the “Plans.” Under the 1994 Stock Plan, a maximum of 810,000 shares of our common stock may be issued upon exercise of options. Under the 1997 Stock Plan, a maximum of 1.5% of our outstanding shares of common stock may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Stock Plan, a maximum of 8,100,000 shares of our common stock may be issued upon exercise of stock options and pursuant to other forms of awards, but no more than 20% of the total number of shares on a cumulative basis may be used for restricted stock or performance share awards. Under the 1999 Directors Stock Plan, a maximum of 500,000 shares of our common stock may be issued upon exercise of options.

In our Condensed Consolidated Statement of Income for the three months ended March 31, 2006, we recognized $1,921 of stock-based compensation expense in cost of educational services and student services and administrative expenses, which negatively affected operating income. We recognized an income tax benefit of approximately $740 for stock-based compensation in the Condensed Consolidated Statement of Income in the three months ended March 31, 2006. We did not capitalize any stock-based compensation cost in the three months ended March 31, 2006. As of March 31, 2006, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $1,823, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.4 years.

In the three months ended March 31, 2005, we did not recognize any stock-based compensation expense in accordance with APB Opinion No. 25. If the compensation expense related to the stock-based compensation for the three months ended March 31, 2005 had been determined based on the fair value of the stock-based compensation at grant date consistent with SFAS No. 123, our compensation expense would have increased and our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
Net income as reported	$15,028
Deduct: Total stock-based compensation expense determined under the fair value based method for stock options, net of tax	(1,942)

Pro forma net income	$13,086

Earnings per share:
Basic as reported	$0.33
Impact of stock options	(0.05)

Basic pro forma	$0.28

Diluted as reported	$0.32
Impact of stock options	(0.04)

Diluted pro forma	$0.28

Stock Options

Under all Plans, the stock option price may not be less than 100% of the fair market value of our common stock on the grant date. Under the 1994 Stock Plan and 1997 Stock Plan, the stock options granted typically vest and become exercisable in three equal annual installments commencing with the first anniversary of the grant. Under the 1999 Directors Stock Plan, the stock options granted typically vest and become exercisable on the first anniversary of the grant. The maximum term of options granted under the 1994 Stock Plan and 1997 Stock Plan is 10 years and 2 days from the date of grant. The maximum term of options granted under the 1999 Directors Stock Plan: (a) prior to January 25, 2005, was 10 years from the date of grant; and (b) on or after January 25, 2005, is seven years from the date of grant.

The options outstanding, granted, forfeited and exercised for the period indicated are as follows:

	Three Months Ended March 31, 2006
	# of Shares	Weighted Average Option Price	Aggregate Outstanding Option Price
Outstanding at beginning of period	3,422,352	$30.87	$105,641
Granted	56,500	58.76	3,320
Forfeited	(8,000)	43.76	(350)
Exercised	(281,049)	32.80	(9,218)

Outstanding at end of period	3,189,803	$31.16	$99,393

Exercisable at end of period:	3,013,716	$30.15	$90,874

No stock options expired in the three months ended March 31, 2006.

The intrinsic value of the stock options exercised was $8,237 in the three months ended March 31, 2006 and $5,332 in the three months ended March 31, 2005. We received $9,218 in cash and realized $3,164 in net excess tax benefits from the exercise of our stock options in the three months ended March 31, 2006.

The fair value of our stock options was determined at the grant date using the Black-Scholes option pricing model for stock options granted prior to January 1, 2005 and a binomial option pricing model for stock options granted on and after January 1, 2005. In the three months ended March 31, 2006, we granted stock options to purchase a total of 56,500 shares of our common stock at a weighted average fair value of $21.67 per share. In the three months ended March 31, 2005, stock options to purchase a total of 488,400 shares of our common stock were granted at a weighted average fair value of $18.87 per share. We recognize the fair value of stock options as compensation expense over the service period applicable to the grantee using the straight-line method.

The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk free interest rates	4.3%	3.8%
Expected lives (in years)	4.31	4.89
Volatility	42%	46%
Dividend yield	None	None

Other stock option information as of March 31, 2006 is as follows:

	Exercise Price Range
	$6.75- $9.72	$10.44- $15.45	$17.06- $25.15	$26.97- $38.89	$40.90- $63.51	Total
Options outstanding at March 31, 2006	442,438	334,592	946,117	159,335	1,307,321	3,189,803
Weighted average exercise price on options outstanding	$8.27	$11.15	$20.30	$33.93	$51.55	$31.16
Weighted average remaining contractual life	4.4 years	1.8 years	5.8 years	7.9 years	6.6 years	6.3 years
Options exercisable at March 31, 2006	442,438	334,592	946,117	137,662	1,152,907	3,013,716
Weighted average exercise price on exercisable options outstanding	$8.27	$11.15	$20.30	$33.72	$51.72	$30.15

As of March 31, 2006, the aggregate intrinsic value of our outstanding stock options was $104,914 and exercisable stock options was $102,155.

Restricted Stock

Under the 1997 Stock Plan, restricted shares awarded are subject to a restriction period set by the Compensation Committee of our Board of Directors, during which time the shares may not be sold, transferred, assigned or pledged. For restricted stock awards issued in the three months ended March 31, 2006, the restriction period ends on the third anniversary of the grant date. We determine the fair value of the restricted stock granted based on the market price of our common stock on the grant date. We will recognize the fair value of the restricted stock as compensation expense over the service period applicable to the grantee using the straight line method.

In the three months ended March 31, 2006, we granted restricted stock representing a total of 19,224 shares of our common stock at a weighted average grant price of $58.33 per share. All of those shares of restricted stock were unvested as of March 31, 2006, and none of the restricted stock grants were forfeited during the three months ended March 31, 2006. We did not grant any restricted stock under the 1997 Stock Plan prior to 2006.

4. Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities, we periodically reassess the probable and estimable legal costs associated with a claim or a potential claim. During the three months ended March 31, 2006, we reassessed the probable and estimable legal costs associated with the investigation of us by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us and certain of our current and former executive officers and directors (collectively, the “Actions”). As a result of the reassessment, we reduced the accrual of estimated legal costs associated with the Actions by $430 in the three months ended March 31, 2006. We were billed $127 for legal costs associated with the Actions in the three months ended March 31, 2006. We recorded a net charge of $7,712 in the three months ended March 31, 2005 for estimated legal costs associated with the Actions. We were billed $2,214 of those legal costs in the three months ended March 31, 2005. As of March 31, 2006, the remaining accrual of estimated legal costs associated with the Actions was $300. In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that are probable we will incur. If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

5. Investments

We have investments in marketable debt securities, variable rate demand notes and auction rate securities, which are classified as available-for-sale or held-to-maturity depending on our investment intentions with regard to those securities. Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate these investments. We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate debt and equity securities and variable rate demand notes in the three months ended March 31, 2006 and 2005. All income generated from those investments was recorded as interest income.

The cost of securities sold is based on the specific identification method. The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of:
	March 31, 2006			December 31, 2005			March 31, 2005
	Available -for-Sale	Held-to- Maturity	Total	Available -for-Sale	Held-to- Maturity	Total	Available -for-Sale	Held-to- Maturity	Total
Short-term investments	$266,850	$4,029	$270,879	$382,915	$5,237	$388,152	$300,726	$19,837	$320,563
Non-current investments	—	9,521	9,521	—	9,538	9,538	1,002	4,180	5,182

	$266,850	$13,550	$280,400	$382,915	$14,775	$397,690	$301,728	$24,017	$325,745

The following table sets forth the amount of our available-for-sale and held-to-maturity investments as of the dates indicated:

	As of:
	March 31, 2006	December 31, 2005	March 31, 2005
Available-for-Sale Investments:
Auction rate equity securities	$45,400	$43,300	$96,423
Auction rate debt securities and variable rate demand notes	221,450	339,615	205,305

	$266,850	$382,915	$301,728

Held-to-Maturity Investments:
Marketable debt securities	$13,550	$14,775	$24,017

The following table sets forth the contractual maturities of our auction rate debt securities and variable rate demand notes classified as available-for-sale as of the dates indicated:

	Fair Value as of:
Available-for-Sale	March 31, 2006	December 31, 2005	March 31, 2005
Due within five years	$6,000	$1,000	$10,116
Due after five years through ten years	6,355	30,430	1,002
Due after ten years	209,095	308,185	194,187

	$221,450	$339,615	$205,305

Our non-current investments that were classified as held-to-maturity securities as of March 31, 2006 and 2005 and December 31, 2005 had remaining contractual maturities between one and two years.

6. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	44,823	46,086
Shares assumed issued (less shares assumed purchased for treasury) for stock options and restricted stock	975	993

Outstanding shares for diluted earnings per share calculation	45,798	47,079

Shares underlying outstanding stock options with exercise prices greater than the average market price of our common stock (5 at March 31, 2006 and 1,075 at March 31, 2005) have been excluded from the calculation of our earnings per share, because the effect would be antidilutive.

7. Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan and the ESI Excess Pension Plan are as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$1,669	$1,800
Interest cost	782	725
Expected return on assets	(892)	(800)
Recognized net actuarial loss	339	325
Amortization of prior service cost	(443)	(22)

Net periodic pension cost	$1,455	$2,028

In January 2006, we contributed $15,000 to the ESI Pension Plan which we believe is sufficient to fully fund the plan at this time. However, additional contributions may be required, and may be made, in the future. Effective March 31, 2006, the benefit accruals under the ESI Pension Plan and the ESI Excess Pension Plan were frozen for all participants in those plans. Participants in those plans will, however, continue to vest and be credited with interest according to the terms of the ESI Pension Plan and the ESI Excess Pension Plan. As a result of the freeze, we recognized a pre-tax curtailment gain of $421 in the three months ended March 31, 2006 due to the acceleration of the amortization of prior service cost. Approximately $300 of the pre-tax curtailment gain is reported under cost of educational services in the Condensed Consolidated Statements of Income.

8. Letters of Credit

As of March 31, 2006, we continued to provide an irrevocable standby letter of credit in the amount of $219 to secure the payment of construction costs associated with a facility that we are building. As of March 31, 2006, we continued to provide irrevocable letters of credit in the total amount of $1,264 to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

9. Contingencies

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

The amended consolidated complaint sought unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees. On September 16, 2005, the court dismissed with prejudice all of the claims against all of the defendants, because the plaintiffs’ allegations failed to meet the pleading requirement of particularity for demand futility allegations. On January 4, 2006, the plaintiffs filed a notice of appeal to the Indiana Court of Appeals. On March 21, 2006, the Indiana Court of Appeals dismissed with prejudice the plaintiffs’ appeal.

On November 17, 2004, a shareholder derivative lawsuit was filed against ten of our current and former directors, in the Chancery Court of New Castle County, Delaware under the following caption: Albert Reitan, derivatively on behalf of nominal defendant ITT Educational Services, Inc. v. Rand V. Araskog, et al. (the “Reitan Action”). The complaint alleges, among other things, that the defendants abdicated their fiduciary duty of good faith to us by making no effort to oversee our operations and business practices to ensure that we comply with all applicable laws, rules and regulations. The complaint seeks unspecified damages, equitable relief, attorneys’ fees, accountants’ fees, experts’ fees, costs and expenses. On March 31, 2005, in response to the parties’ request, the court issued an order staying this action until the entry of a final judgment in the City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. action (the “City of Austin Action”). On October 24, 2005, the City of Austin Action was dismissed with prejudice. On March 7, 2006, the court dismissed with prejudice all of the claims against all of the defendants in the Reitan Action.

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005, the relator filed an amended complaint in the Olson Action. On January 9, 2006, the court dismissed the Olson Action without prejudice and gave the relator an opportunity to replead his complaint. On March 20, 2006, the relator filed a second amended complaint under seal. On April 18, 2006, the DOJ again declined to intervene in the litigation and the court unsealed the second amended complaint. In the second amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint seeks an unspecified judgment and attorney’s fees and costs. We intend to defend ourselves vigorously against the allegations in the complaint.

We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

              OPERATIONS.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify these statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	business conditions and growth in the postsecondary education industry and in the general economy;

•	changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement of those regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our institutes;

•	our ability to implement our growth strategies;

•	our failure to maintain or renew required regulatory authorizations or accreditation of our institutes;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	loss of access by our students to lenders for student loans; and

•	our ability to successfully defend litigation and other claims brought against us.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005 for discussion of, among other matters, the following items:

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

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions.

Background. We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2006, we were offering associate, bachelor and master degree programs to more than 43,000 students. As of March 31, 2006, we had 84 institutes located in 32 states. All of our institutes are (a) authorized by the applicable education authorities of the states in which they operate and recruit and (b) accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of March 31, 2006, all of our program offerings were degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the first quarter of 2006, we opened three new institutes and two new learning sites. We plan to open two to three new institutes and add three to four new learning sites to existing institutes in the remainder of 2006. A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus. We intend to continue expanding by:

•	opening new institutes;

•	adding learning sites to existing institutes;

•	offering a broader range of both residence and online programs at our existing institutes;

•	increasing the number of our institutes that offer bachelor degree programs; and

•	pursuing new and expanded alliances with both domestic and international educators.

Critical Accounting Policies and Estimates

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements. These policies should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005.

Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, which prescribes accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the vesting period set forth in the agreement granting the stock-based compensation. Under our stock-based compensation plans, some grants immediately vest in full upon the grantee’s retirement. If a grantee of this type of stock-based compensation is or becomes eligible to retire, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, the compensation expense will be recognized over the lesser of the vesting period set forth in the agreement granting that stock-based compensation or the period before the grantee becomes eligible to retire. We recognize stock-based compensation expense on a straight-line basis over the service period applicable to the grantee.

Prior to January 1, 2006, we accounted for stock-based compensation to employees and directors in accordance with the intrinsic value method under APB Opinion No. 25 and related interpretations. Under the intrinsic value method, no compensation expense was recognized in our financial statements for most of the stock-based compensation, because the vast majority of the stock-based compensation that we granted was nonqualified stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the grant date.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on and after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS No. 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006. An estimate of the unvested stock-based compensation grants that may be forfeited in future periods was based on our actual historical forfeiture experience and has been included in the computation of the compensation expense related to the stock-based compensation recognized on and after January 1, 2006, as required under SFAS No. 123R.

The fair value of our stock-based compensation is determined at the grant date. We used a binomial option pricing model to determine the fair value of all stock options granted on or after January 1, 2005, and we use the market price of our common stock to determine the fair value of restricted stock. Various assumptions are used in the model to determine the fair value of the stock options. These assumptions are discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements set forth elsewhere in this report.

In the three months ended March 31, 2006, we granted stock options and restricted stock to certain employees. In 2006, we began granting restricted stock, instead of stock options, to:

•	our non-executive key employees for the purpose of:

•	reducing the dilutive effect on our common stock caused by stock-based compensation;

•	reducing our compensation expense related to stock-based compensation; and

•	granting a form of stock-based compensation the long-term value of which could be better understood and appreciated by those employees; and

•	our non-employee directors to better align their interests with those of our shareholders.

Stock-based compensation expense in the three months ended March 31, 2006 was $1.9 million, or approximately $1.2 million net of tax, compared to $0 in the three months ended March 31, 2005. As of March 31, 2006, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $1.8 million net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately 2.4 years.

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of all unvested, “out-of-the-money,” nonqualified stock options granted to our employees and directors to purchase shares of our common stock that had exercise prices greater than the closing price of our common stock on October 24, 2005. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October 24, 2005. The purpose for accelerating the vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006.

On October 28, 2005, the Compensation Committee of our Board of Directors awarded certain of our executives nonqualified stock options to purchase a total of 276,340 shares of our common stock as of November 2, 2005. The stock options awarded were fully vested and immediately exercisable. The full vesting of the stock options was conditioned upon each optionee agreeing not to sell, transfer or otherwise dispose of any shares obtained upon exercising the option until (a) the first anniversary with respect to one-third of the shares underlying the option, (b) the second anniversary with respect to an additional one-third of the shares underlying the option and (c) the third anniversary with respect to the remaining one-third of the shares underlying the option. The purpose for accelerating the award and vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006.

See also Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements set forth elsewhere in this report for further discussion of stock-based compensation and SFAS No. 123R.

Property and Equipment. We include all property and equipment in the financial statements at cost and make provisions for depreciation of property and equipment using the straight-line method. The following table sets forth the general ranges of the estimated useful lives of our property and equipment:

Type of Property and Equipment	Estimated Useful Life
Furniture and equipment	3 to 10 years
Leasehold and building improvements	3 to 14 years
Buildings	20 to 40 years
Software	3 to 8 years

Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property, equipment and software differing from our estimates. We regularly review and evaluate the estimated useful lives of our property, equipment and software. Although we believe our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

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

Textbooks are included in the tuition and are amortized on a straight-line basis over the applicable program length and the deferral of textbook costs is recorded in prepaids and other current assets. Laptop computer sales and the related cost of the laptop computers are recognized when the student receives the laptop computer. Tool kit sales and the related cost of the tool kits are recognized at the beginning of each academic quarter. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. Administrative fees, which are charged to students when they withdraw or graduate from their programs of study at an institute, are recognized when the students withdraw or graduate from their programs of study at the institute.

In the three months ended March 31, 2006, approximately 95% of our revenue represented tuition charges and approximately 5% of our revenue represented laptop computer sales, tool kit sales and student fees. In the three months ended March 31, 2005, approximately 98% of our revenue represented tuition charges and approximately 2% of our revenue represented laptop computer sales, tool kit sales and student fees. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in the program;

•	the number of courses in the program;

•	how long a student remains enrolled in the program;

•	how many program courses a student takes during each period of enrollment in the program; and

•	the total number of students enrolled in each program.

Each of these factors is known at the time our tuition revenue is calculated.

Allowance for Doubtful Accounts. We record a receivable for the tuition earned in excess of the payment received from or on behalf of a student for that tuition. The individual student balances of these receivables are insignificant. We extend unsecured credit for tuition and fees to our students. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis, using the institute’s historical collection experience. Our management reviews the historical collection experience for each institute, considers other facts and circumstances related to an institute and adjusts the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students after three months of unsuccessful collection efforts.

Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs subject to capitalization include salaries and employee benefits of recruiting representatives and other direct costs less admission processing fees, if any. Successful efforts is the ratio of students enrolled to prospective students interviewed. The higher the rate of interviewed students who enroll, the greater the percentage of our direct marketing costs that are capitalized. We amortize our direct marketing costs on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets. The direct costs subject to capitalization are readily quantifiable and are not subject to estimation. The amortization method is based on historical trends of student enrollment and retention activity and is not subject to significant assumptions. We regularly evaluate both the factors used to determine the amounts to be deferred and amortized and the future recoverability of those deferred costs.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of educational services	51.3	50.0
Student services and administrative expenses	31.8	30.8
Special legal and other investigation costs	(0.2)	4.8

Operating income	17.1	14.4
Interest income, net	1.5	1.1

Income before income taxes	18.6%	15.5%

The following table sets forth our total student enrollment as of the dates indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	2006		2005
Total Student Enrollment as of:	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year
March 31	43,868	5.6%	41,557	9.2%
June 30	Not applicable	Not applicable	41,419	7.0%
September 30	Not applicable	Not applicable	44,331	5.1%
December 31	Not applicable	Not applicable	42,985	5.2%

A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;

•	after graduating from a different program of study at that institute in a prior academic quarter; or

•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment for the periods indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	2006		2005
New Student Enrollment for the Three Months Ended:	New Student Enrollment	Increase Over Prior Year	New Student Enrollment	Increase Over Prior Year
March 31	11,264	14.7%	9,824	6.1%
June 30	Not applicable	Not applicable	10,576	3.1%
September 30	Not applicable	Not applicable	15,845	9.0%
December 31	Not applicable	Not applicable	8,828	11.6%

Total for the year	Not applicable	Not applicable	45,073	7.4%

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

The following table sets forth the rates of our students’ persistence for the periods indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2006	75.8%	Not applicable	Not applicable	Not applicable
2005	77.6%	74.2%	68.8%	77.0%
2004	78.0%	74.8%	71.4%	78.2%

Beginning in the second quarter of 2004, we began using the Hybrid Delivery Model with a larger number of our students, which increased the number of courses we teach online over the Internet to our students. Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach on campus. As a result of the expanded use of the Hybrid Delivery Model, our students’ persistence has decreased.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenue increased $16.1 million, or 10.1%, to $176.3 million in the three months ended March 31, 2006 compared to $160.2 million in the three months ended March 31, 2005, primarily due to:

•	a five percent increase in tuition rates in March 2005 and 2006;

•	a 5.2% increase in the total student enrollment at our institutes at December 31, 2005 compared to December 31, 2004; and

•	a 14.7% increase in the new student enrollment at our institutes in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, which was primarily a result of:

•	the opening of new institutes and learning sites;

•	an increased number of institutes offering bachelor degree programs;

•	an increased number of new programs of study offered by our institutes;

•	the availability of private student loans to supplement federal student financial aid;

•	national demographic trends that continue to be favorable to the postsecondary education industry; and

•	the expanded use of the Hybrid Delivery Model.

The increase in revenue was partially offset by a decrease in our student persistence rate from 77.6% in the three months ended March 31, 2005 to 75.8% in the three months ended March 31, 2006. The decrease in our student persistence rate was primarily the result of an increase in the number of online courses taken by students (in which students typically persist at a lower rate than in residence courses) in the three months ended March 31, 2006 compared to the same period in 2005.

Cost of educational services increased $10.3 million, or 12.8%, to $90.4 million in the three months ended March 31, 2006 compared to $80.1 million in the three months ended March 31, 2005. The principal causes of this increase included:

•	the costs required to service the increased enrollment;

•	increased costs associated with the sale of laptop computers;

•	normal inflationary cost increases for wages and other costs of services;

•	increased costs due to the opening of new institutes and new learning sites; and

•	stock-based compensation expense.

Cost of educational services as a percentage of revenue increased to 51.3% in the three months ended March 31, 2006 from 50.0% in the three months ended March 31, 2005, primarily due to an increase in compensation expense and the related costs of increased laptop computer sales.

Student services and administrative expenses increased $6.9 million, or 14.1%, to $56.1 million in the three months ended March 31, 2006 compared to $49.2 million in the three months ended March 31, 2005. The principal causes of this increase included:

•	normal inflationary cost increases for wages and other costs of services;

•	an increase in media advertising costs of 13.9% as a result of the promotion of new program offerings and higher media rates; and

•	stock-based compensation expense.

Student services and administrative expenses increased to 31.8% of revenue in the three months ended March 31, 2006 compared to 30.8% of revenue in the three months ended March 31, 2005, primarily due to:

•	increases in compensation expense; and

•	media advertising costs.

Special legal and other investigation costs decreased $8.1 million to $(0.4) million in the three months ended March 31, 2006 compared to $7.7 million in the three months ended March 31, 2005. This decrease had a material favorable effect on our results of operations. We reduced the accrual of estimated legal costs associated with the Actions by $0.4 million in the three months ended March 31, 2006. We recorded a charge of $7.7 million in the three months ended March 31, 2005 for estimated legal costs associated with the Actions. See Note 4 of the Notes to Condensed Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $7.1 million, or 30.7%, to $30.2 million in the three months ended March 31, 2006 compared to $23.1 million in the three months ended March 31, 2005. The operating margin increased to 17.1% of revenue in the three months ended March 31, 2006 compared to 14.4% in the three months ended March 31, 2005, primarily as a result of an $8.1 million reduction in special legal and other investigation costs (representing a 5.0% increase in the operating margin), which was partially offset by:

•	increased costs associated with our growth initiatives, pursuant to which 17 of our institutes and learning sites were in their first two years of operation in the three months ended March 31, 2006 compared to eight of our institutes and learning sites in the three months ended March 31, 2005;

•	increased media and advertising costs; and

•	stock-based compensation expense.

Our combined effective federal and state income tax rate decreased to 37.5% in the three months ended March 31, 2006 compared to 39.5% in the three months ended March 31, 2005, primarily due to:

•	an increase in the tax exempt investment income earned in the three months ended March 31, 2006; and
•	certain state income tax planning initiatives.

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of our financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period during the previous year.

Our Board of Directors has authorized us to repurchase outstanding shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. In the three months ended March 31, 2006, we repurchased 2,225,700 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $140.1 million or at an average cost per share of $62.96. We did not repurchase any outstanding shares of our common stock in the three months ended March 31, 2005. As of March 31, 2006, our existing repurchase authorization permitted us to repurchase an additional 1,062,000 shares of our common stock. On April 25, 2006, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock beyond the remaining repurchase authorization of 1,062,000 shares. Pursuant to the Board’s stock repurchase authorization, we may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value and to offset the dilutive effects of stock-based compensation.

Cash from operating activities was $12.0 million in the three months ended March 31, 2006 compared to $12.7 million in the three months ended March 31, 2005. In 2005, the $2.0 million excess tax benefit from stock option exercises was presented under cash flows from operating activities. SFAS 123R requires us to present the excess tax benefit from stock option exercises under cash flows from financing activities on and after January 1, 2006.

Cash from operating activities decreased $0.7 million to $12.0 million in the three months ended March 31, 2006 compared to $12.7 million in the three months ended March 31, 2005, primarily due to:

•	a decrease in legal and other accruals;

•	changing the presentation of excess tax benefit from stock option exercises to cash flows from financing activities; and

•	an increase in our contribution to the ESI Pension Plan.

The decrease was offset by:

•	an increase in net income;

•	lower income tax payments; and

•	an increase in stock-based compensation expense.

As of March 31, 2006, we had $13.6 million of investments that we plan to hold until maturity. We intend to hold $9.5 million of those investments beyond one year from the Condensed Consolidated Balance Sheet date of March 31, 2006.

Accounts receivable, net, decreased $3.0 million to $9.8 million at March 31, 2006 compared to $12.8 million at March 31, 2005, primarily due to the accelerated receipt of Title IV Program funds and improved collection efforts. Days sales outstanding decreased 2.2 days to 5.0 days at March 31, 2006 compared to 7.2 days at March 31, 2005.

Deferred revenue, which represents the cash received from students in excess of tuition earned, increased $28.6 million to $179.3 million at March 31, 2006 compared to $150.7 million at March 31, 2005. This increase was primarily due to:

•	increased tuition revenue resulting from a greater number of students and higher tuition rates;

•	our students’ increased use of supplemental private loans; and

•	the accelerated receipt of Title IV Program funds.

In the three months ended March 31, 2006, we expended $5.0 million to either renovate, expand or construct the buildings of 11 of our facilities. In the remainder of our 2006 fiscal year, we have agreed to spend $9.4 million to renovate, expand or construct the buildings of 12 of our facilities. We may purchase additional facilities and parcels of land during the remainder of 2006. Capital expenditures were $3.6 million in the three months ended March 31, 2006 and $3.1 million in the three months ended March 31, 2005.

We do not believe that any reduction in cash and cash equivalents or investments that may result from their use to effect any future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, or ability to conduct normal operations.

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2006.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Operating Lease Obligations	$117.3	$27.5	$47.9	$25.8	$16.1
Purchase Obligations (1)	—	—	—	—	—

Total	$117.3	$27.5	$47.9	$25.8	$16.1

(1)	Does not include agreements to:

•	purchase course materials as needed over the next five years; or

•	construct, renovate or expand buildings for 12 of our facilities at a total cost of approximately $9.4 million.

These agreements do not constitute contractual purchase obligations that require disclosure under the SEC’s rules and regulations.

Off-Balance Sheet Arrangements

As of March 31, 2006, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 11 years and management expects that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2006, the total face amount of those surety bonds was $8.7 million. As of March 31, 2006, we continued to provide a $0.2 million irrevocable standby letter of credit to secure the payment of construction costs associated with a facility that we are building. In addition, we continued to provide irrevocable letters of credit in the total amount of $1.3 million to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

From 1994 through 1999, we entered into agreements with unaffiliated, private funding sources to provide supplemental loans to students to help pay the students’ cost of education that federal and state financial aid sources did not cover. Some of these agreements required us to guarantee repayment of the supplemental student loans if the students fail to pay. The outstanding loans under these agreements at March 31, 2006 aggregated approximately $0.6 million, for which we have fully reserved our guarantee obligation.

Except for the operating lease agreements, the surety bonds, the standby letters of credit and the guarantees disclosed above, we do not have any significant off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our first fiscal quarter of 2006, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

The amended consolidated complaint sought unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement of profits, benefits and other compensation, costs and attorneys’ fees. On September 16, 2005, the court dismissed with prejudice all of the claims against all of the defendants, because the plaintiffs’ allegations failed to meet the pleading requirement of particularity for demand futility allegations. On January 4, 2006, the plaintiffs filed a notice of appeal to the Indiana Court of Appeals. On March 21, 2006, the Indiana Court of Appeals dismissed with prejudice the plaintiffs’ appeal.

On November 17, 2004, a shareholder derivative lawsuit was filed against ten of our current and former directors, in the Chancery Court of New Castle County, Delaware under the following caption: Albert Reitan, derivatively on behalf of nominal defendant ITT Educational Services, Inc. v. Rand V. Araskog, et al. (the “Reitan Action”). The complaint alleges, among other things, that the defendants abdicated their fiduciary duty of good faith to us by making no effort to oversee our operations and business practices to ensure that we comply with all applicable laws, rules and regulations. The complaint seeks unspecified damages, equitable relief, attorneys’ fees, accountants’ fees, experts’ fees, costs and expenses. On March 31, 2005, in response to the parties’ request, the court issued an order staying this action until the entry of a final judgment in the City of Austin Police Retirement System, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. action (the “City of Austin Action”). On October 24, 2005, the City of Austin Action was dismissed with prejudice. On March 7, 2006, the court dismissed with prejudice all of the claims against all of the defendants in the Reitan Action.

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005, the relator filed an amended complaint in the Olson Action. On January 9, 2006, the court dismissed the Olson Action without prejudice and gave the relator an opportunity to replead his complaint. On March 20, 2006, the relator filed a second amended complaint under seal. On April 18, 2006, the DOJ again declined to intervene in the litigation and the court unsealed the second amended complaint. In the second amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint seeks an unspecified judgment and attorney’s fees and costs. We intend to defend ourselves vigorously against the allegations in the complaint.

We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

Item 1A. RISK FACTORS.

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. The following risk factor discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is updated as follows:

If we are unable to conclude successfully the litigation pending against us, our business, financial condition and results of operations could continue to be adversely affected. In the ordinary conduct of our business, we and our institutes are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operations. In connection with the DOJ investigation of us, the inquiry initiated by the SEC into allegations investigated by the DOJ and the securities class action, shareholder derivative and books and records inspections lawsuits, we have incurred substantial legal costs, and management’s attention and resources have been diverted from our business. See “Legal Proceedings.”

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any of our securities during the three months ended March 31, 2006 that were not registered under the Securities Act. We credited the following number of treasury shares of our common stock to the deferred share accounts of five non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan as the stock portion of the semi-annual installment payment of their annual retainer for 2006: (a) 338 for each of four non-employee directors on January 1, 2006; and (b) 311 for one non-employee director on February 22, 2006. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2006 through January 31, 2006	—	$—	—	3,287,700
February 1, 2006 through February 28, 2006	2,225,700	62.96	2,225,700	1,062,000
March 1, 2006 through March 31, 2006	—	—	—	1,062,000

Total	2,225,700	$62.96	2,225,700

(1)	On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5,000,000 shares of our common stock and, on April 27, 2006, we announced that our Board of Directors on April 25, 2006 authorized us to repurchase an additional 5,000,000 shares of our common stock (the “Repurchase Program”). As of March 31, 2006, 1,062,000 shares remained available for repurchase under our Board’s initial authorization to repurchase 5,000,000 shares. As of April 25, 2006, 6,062,000 shares remained available for repurchase under the Repurchase Program. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 5. OTHER INFORMATION.

If our shareholders approve the 2006 ITT Educational Services, Inc. Equity Compensation Plan (the “2006 Plan”) at the 2006 Annual Meeting of Shareholders to be held on May 9, 2006, the form of award agreement to be used for grants of (a) nonqualified stock options under the 2006 Plan is filed with this Form 10-Q as Exhibit 10.53 and (b) restricted stock under the 2006 Plan is filed with this Form 10-Q as Exhibit 10.54. Exhibits 10.53 and 10.54 are incorporated herein by reference.

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

Date: May 1, 2006

	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q)

10.53	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan being voted on at the 2006 Annual Meeting of Shareholders

10.54	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan being voted on at the 2006 Annual Meeting of Shareholders

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

S-2