Form 10-Q
period 2006-06-30
ITT EDUCATIONAL SERVICES INC
filed 2006-07-27
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

42,330,897

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2006

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of June 30, 2006 and 2005 (unaudited) and

December 31, 2005

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended

June 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended

June 30, 2006 and 2005

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended

June 30, 2006 and 2005 (unaudited) and the year ended December 31, 2005

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

		As of
	June 30, 2006	December 31, 2005	June 30, 2005
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,073	$13,735	$37,283
Short-term investments	205,954	388,152	312,734
Accounts receivable, net	9,736	13,989	13,722
Deferred and prepaid income tax	4,950	7,030	6,746
Prepaid and other current assets	10,427	14,102	14,966
Total current assets	239,140	437,008	385,451

Property and equipment, net	141,314	127,406	119,829
Direct marketing costs, net	19,592	17,490	16,497
Investments	--	9,538	3,055
Restricted cash	500	500	--
Other assets	18,921	549	561
Total assets	$419,467	$592,491	$525,393

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$59,910	$56,101	$39,688
Accrued compensation and benefits	10,028	10,344	12,534
Accrued taxes	5,978	3,998	7,937
Other accrued liabilities	5,851	5,242	18,004
Deferred revenue	174,065	175,454	140,346
Total current liabilities	255,832	251,139	218,509

Deferred income tax	15,273	15,364	10,580
Minimum pension liability	9,899	9,899	9,101
Other liabilities	7,832	7,495	7,121
Total liabilities	288,836	283,897	245,311

Shareholders' equity
Preferred stock, $.01 par value,
5,000,000 shares authorized, none
issued or outstanding	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued
and outstanding	540	540	540
Capital surplus	59,436	68,715	62,914
Retained earnings	434,264	389,679	330,325
Accumulated other comprehensive loss	(6,016)	(6,016)	(5,532)
Treasury stock, 11,738,007, 8,377,780
and 7,822,422 shares, at cost	(357,593)	(144,324)	(108,165)
Total shareholders' equity	130,631	308,594	280,082
Total liabilities and shareholders' equity	$419,467	$592,491	$525,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$185,569	$168,782	$361,884	$328,935

Costs and expenses
Cost of educational services	92,514	81,795	182,918	161,916
Student services and administrative expenses	56,465	52,165	112,577	101,359
Special legal and other investigation costs	--	--	(430)	7,712
Total costs and expenses	148,979	133,960	295,065	270,987

Operating income	36,590	34,822	66,819	57,948
Interest income, net	2,010	2,205	4,517	3,919
Income before provision for income taxes	38,600	37,027	71,336	61,867
Provision for income taxes	14,489	14,626	26,751	24,438

Net income	$24,111	$22,401	$44,585	$37,429

Earnings per share:
Basic	$0.56	$0.49	$1.01	$0.81
Diluted	$0.55	$0.48	$0.99	$0.79

Weighted average shares:
Basic	43,110	46,181	43,967	46,134
Diluted	44,042	47,134	44,920	47,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$24,111	$22,401	$44,585	$37,429
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	5,096	4,442	9,994	8,738
Provision for doubtful accounts	2,783	3,028	5,332	5,899
Deferred income taxes	(94)	1,184	(858)	(2,420)
Excess tax benefit from stock option exercises	(3,802)	964	(6,966)	2,969
Stock-based compensation expense	313	--	2,234	--
Changes in operating assets and liabilities:
Restricted cash	--	--	--	8,194
Accounts receivable	(2,744)	(3,965)	(1,079)	(9,191)
Prepaids and other assets	1,494	352	(14,697)	(9,130)
Direct marketing costs, net	(1,200)	(888)	(2,102)	(1,784)
Accounts payable and accrued liabilities	18,990	2,660	4,558	11,524
Income and other taxes	(243)	(2,602)	11,793	(5,800)
Deferred revenue	(5,261)	(10,317)	(1,389)	(16,446)
Net cash flows from operating activities	39,443	17,259	51,405	29,982

Cash flows from investing activities:
Facility expenditures and land purchases	(5,864)	(10,232)	(10,813)	(19,816)
Capital expenditures, net	(9,476)	(6,859)	(13,089)	(10,005)
Proceeds from sales and maturities of investments	433,586	116,331	806,121	310,078
Purchase of investments	(359,140)	(106,375)	(614,385)	(286,934)
Net cash flows from investing activities	59,106	(7,135)	167,834	(6,677)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	3,802	--	6,966	--
Proceeds from stock option exercises	5,549	1,584	14,767	4,589
Purchase of treasury stock	(106,499)	--	(246,634)	--
Net cash flows from financing activities	(97,148)	1,584	(224,901)	4,589

Net change in cash and cash equivalents	1,401	11,708	(5,662)	27,894

Cash and cash equivalents at beginning of period	6,672	25,575	13,735	9,389

Cash and cash equivalents at end of period	$8,073	$37,283	$8,073	$37,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts and shares in thousands)
						Accumulated Other Compre- hensive Loss

					Compre- hensive Income
	Common Stock		Capital	Retained			Treasury Stock
	Shares	Amount	Surplus	Earnings			Shares	Amount	Total
Balance as of December 31, 2004	54,069	$540	$59,657	$293,910		$(5,532)	(8,075)	$(113,501)	$235,074
For the six months ended June 30, 2005 (unaudited):
Exercise of stock options			274	(1,014)			252	5,330	4,590
Tax benefit from stock option exercises			2,969						2,969
Issue treasury stock for Directors Deferred
Compensation Plan			14				1	6	20
Net income				37,429	$37,429				37,429
Balance as of June 30, 2005	54,069	540	62,914	330,325		(5,532)	(7,822)	(108,165)	280,082
For the six months ended December 31, 2005 (unaudited):
Exercise of stock options			44	(12,929)			367	19,303	6,418
Tax benefit from stock option exercises			5,735						5,735
Purchase of treasury stock							(929)	(55,605)	(55,605)
Issue treasury stock for Directors Deferred
Compensation Plan			22				6	143	165
Net income				72,283	72,283				72,283
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(484)	(484)			(484)
Comprehensive income for year ended December 31, 2005					$109,228
Balance as of December 31, 2005	54,069	540	68,715	389,679		(6,016)	(8,378)	(144,324)	308,594
For the six months ended June 30, 2006 (unaudited):
Exercise of stock options			(18,326)				522	33,093	14,767
Excess tax benefit from stock option exercises			6,966						6,966
Stock-based compensation			2,234						2,234
Purchase of treasury stock							(3,886)	(246,634)	(246,634)
Issue treasury stock for Directors Deferred
Compensation Plan			(153)				4	272	119
Net income				44,585	$44,585				44,585
Balance as of June 30, 2006	54,069	$540	$59,436	$434,264		$(6,016)	(11,738)	$(357,593)	$130,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Dollar amounts in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2006, we were offering associate, bachelor and master degree programs to more than 44,000 students. As of June 30, 2006, we had 87 institutes located in 33 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and recruit and are accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of June 30, 2006, all of our program offerings were degree programs, except at one institution which was seeking authorization to award degrees. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc. and its wholly-owned subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with and pursuant to those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2005 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005.

2.	Summary of Certain Accounting Policies

Equity-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under our stock-based compensation plans, some grants immediately vest in full upon the grantee’s retirement. If a grantee of this type of stock-based compensation is or becomes eligible to retire, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over the lesser of the vesting period set forth in the agreement or the period before the grantee becomes eligible to retire. We followed the SEC’s guidance in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” when we adopted SFAS No. 123R.

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

Under SFAS No. 123R, the fair value of stock-based compensation is determined at the date of grant. We use an option pricing model to determine the fair value of stock options and we use the market price of our common stock to determine the fair value of restricted stock. We changed our stock option pricing model to a binomial model for all stock options granted on or after January 1, 2005. The fair value of the stock options granted prior to January 1, 2005 was determined using the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, expected life, risk-free interest rates and dividend yield rate.

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

In prior period SFAS No. 123 pro forma disclosures, we realized the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants. If we had realized the stock-based compensation for retirement-eligible grantees over the applicable service period consistent with SFAS No. 123R, the prior period SFAS No. 123 pro forma net income disclosed in the periodic report on Form 10-Q for that period would have been:

•	approximately $21,200 in the three months ended June 30, 2005, instead of the $20,417 disclosed; and
•	approximately $32,900 in the six months ended June 30, 2005, instead of the $33,503 disclosed.

SFAS No. 123R also requires us to estimate how many unvested stock-based compensation grants will be forfeited in future periods and reduce the amount of compensation expense recognized over the applicable service period to reflect this estimate. Accordingly, the stock-based compensation expense that we recognized in the three and six months ended June 30, 2006 excludes amounts related to unvested stock-based compensation grants that we estimate will be forfeited in future periods. Our forfeiture assumptions were based on our actual historical forfeiture experience. In accordance with SFAS No. 123R, we will periodically evaluate our forfeiture assumptions and adjust them as required to more accurately reflect our actual forfeiture experience. Prior to the adoption of SFAS No. 123R, all of our SFAS No. 123 pro forma disclosures reflected forfeitures of stock-based compensation as they occurred.

If the stock-based compensation expense in the three and six months ended June 30, 2006 had been determined in accordance with APB No. 25, instead of SFAS No. 123R, our:

•	pretax operating income would have increased by $313 in the three months ended June 30, 2006 and $2,234 in the six months ended June 30, 2006;
•	net income would have increased by $193 in the three months ended June 30, 2006 and $1,374 in the six months ended June 30, 2006;
•	basic earnings per share would have increased by $0.01 in the three months ended June 30, 2006 and $0.03 in the six months ended June 30, 2006; and
•	diluted earnings per share would have increased by $0.01 in the three months ended June 30, 2006 and $0.03 in the six months ended June 30, 2006.

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

Although we do not have a formal policy, we generally issue shares of our common stock from treasury shares upon the exercise of stock options. As of June 30, 2006, 11,738,007 shares of our common stock were treasury shares. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2006, 4,401,500 shares of our common stock remained available for repurchase under our existing repurchase authorization. We intend to repurchase shares of our common stock pursuant to this authorization, but we are unable to determine at this point how many shares we will repurchase over the next 12 months.

3.	Equity Compensation Plans

On May 9, 2006, our shareholders approved our adoption of the 2006 ITT Educational Services, Inc. Equity Compensation Plan (“2006 Equity Compensation Plan”). Prior to 2006, we adopted and our stockholders approved the ITT Educational Services,

Inc. 1994 Stock Option Plan (“1994 Stock Plan”) and the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”). We also established the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”), which provides awards of nonqualified options to non-employee directors. The 1994 Stock Plan, 1997 Stock Plan, 1999 Directors Stock Plan and 2006 Equity Compensation Plan are referred to herein collectively as the “Plans.”

Under the 1994 Stock Plan, a maximum of 810,000 shares of our common stock may be issued upon the exercise of stock options. Under the 1997 Stock Plan, a maximum of 1.5% of our outstanding shares of common stock may be issued each year commencing in 1997, with any unissued shares issuable in later years. Under the 1997 Stock Plan, a maximum of 8,100,000 shares of our common stock may be issued upon the exercise of stock options and pursuant to other forms of awards, but no more than 20% of the total number of shares on a cumulative basis may be used for restricted stock or performance share awards. Under the 1999 Directors Stock Plan, a maximum of 500,000 shares of our common stock may be issued upon the exercise of stock options.

No additional awards have been or will be made after May 9, 2006 under the 1997 Stock Plan or 1999 Directors Stock Plan. No awards have been made under the 1994 Stock Plan since the plan expired on December 29, 2004.

The 2006 Equity Compensation Plan provides that awards may be granted to our employees and directors. Under the 2006 Equity Compensation Plan, the maximum number of shares of our common stock that may be issued pursuant to awards under the plan is 4,000,000. The 2006 Equity Compensation Plan permits awards in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards as defined in the plan. Each share underlying stock options and SARs granted under the 2006 Equity Compensation Plan, and not forfeited or terminated, reduces the number of shares available for future awards under the 2006 Equity Compensation Plan by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) will reduce the number of shares remaining for other awards by three shares. As of June 30, 2006, only restricted stock has been awarded under the 2006 Equity Compensation Plan.

We recognized stock-based compensation expense in our Condensed Consolidated Statements of Income in the amount of $313 in the three months ended June 30, 2006 and $2,234 in the six months ended June 30, 2006. An income tax benefit of approximately $120 in the three months ended June 30, 2006 and approximately $860 in the six months ended June 30, 2006 was recognized in the Condensed Consolidated Statements of Income related to the stock-based compensation expense. We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2006.

As of June 30, 2006, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $2,377, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.5 years.

In the three and six months ended June 30, 2005, we did not recognize any stock-based compensation expense in accordance with APB Opinion No. 25. If the compensation expense related to the stock-based compensation for the three and six months ended June 30, 2005 had been determined based on the fair value of the stock-based compensation at grant date consistent with SFAS No. 123, our compensation expense would have increased and our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net income as reported	$22,401	$37,429
Deduct: Total stock-based compensation expense
determined under the fair value based method
for stock options, net of tax	(1,984)	(3,926)
Pro forma net income	$20,417	$33,503

Earnings per share:
Basic as reported	$0.49	$0.81
Impact of stock options	(0.05)	(0.08)
Basic pro forma	$0.44	$0.73

Diluted as reported	$0.48	$0.79
Impact of stock options	(0.05)	(0.08)
Diluted pro forma	$0.43	$0.71

Stock Options. Under the Plans, the stock option price may not be less than 100% of the fair market value of our common stock on the date of grant. The maximum term of any stock option granted under the 2006 Equity Compensation Plan may not exceed seven years from the date of grant. Options granted under the 2006 Equity Compensation Plan will be exercisable at such times and under conditions as determined by the Compensation Committee of our Board of Directors, subject to the limitations contained in the plan.

Under the 1999 Directors Stock Plan, the stock options granted typically vested and became exercisable on the first anniversary of the grant. The maximum term of any stock option granted under the 1999 Directors Stock Plan was: (a) 10 years from the date of grant for any stock options granted prior to January 25, 2005; and (b) seven years from the date of grant for any stock options granted on or after January 25, 2005.

Under the 1997 Stock Plan, the stock options granted typically vest and become exercisable in three equal annual installments commencing with the first anniversary of the date of grant. The maximum term of any stock option granted under the 1997 Stock Plan was 10 years and 2 days from the date of grant.

The options outstanding, granted, forfeited and exercised for the period indicated are as follows:

	Six Months Ended June 30, 2006
		Weighted	Aggregate
		Average	Outstanding	Aggregate
	# of	Option	Option	Intrinsic
	Shares	Price	Price	Value
Outstanding at beginning of period	3,422,352	$30.87	$105,641
Granted	66,500	59.35	3,947
Forfeited	(10,000)	44.70	(447)
Exercised	(521,704)	28.30	(14,767)
Outstanding at end of period	2,957,148	$31.91	$94,374	$100,236
Exercisable at end of period	2,839,140	$31.06	$88,171	$98,673

No stock options expired in the six months ended June 30, 2006.

The intrinsic value of the stock options exercised was $9,937 in the three months ended June 30, 2006 and $2,479 in the three months ended June 30, 2005. The intrinsic value of the stock options exercised was $18,174 in the six months ended June 30, 2006 and $7,811 in the six months ended June 30, 2005. The intrinsic value of a stock option is the difference between the fair market value of the stock and the option price. We received $5,549 in cash and realized $3,802 in net excess tax benefits from the exercise of our stock options in the three months ended June 30, 2006. We received $14,767 in cash and realized $6,966 in net excess tax benefits from the exercise of our stock options in the six months ended June 30, 2006.

The fair value of our stock options was determined at the grant date using the Black-Scholes option pricing model for stock options granted prior to January 1, 2005 and a binomial option pricing model for stock options granted on and after January 1, 2005. In the six months ended June 30, 2006, we granted stock options to purchase a total of 66,500 shares of our common stock at a weighted average fair value of $21.89 per share. In the six months ended June 30, 2005, we granted stock options to purchase a total of 574,645 shares of our common stock at a weighted average fair value of $18.54 per share. In the three months ended June 30, 2006, we granted stock options to purchase a total of 10,000 shares of our common stock at a weighted average fair value of $23.11 per share. In the three months ended June 30, 2005, we granted stock options to purchase a total of 86,245 shares of our common stock at a weighted average fair value of $16.69 per share. We recognize the fair value of stock options as compensation expense over the service period applicable to the grantee using the straight-line method.

The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk free interest rates	4.3%	3.8%	4.3%	3.8%
Expected lives (in years)	4.3	4.9	4.3	4.9
Volatility	42.0%	45.0%	42.0%	46.0%
Dividend yield	None	None	None	None

Other stock option information as of June 30, 2006 is as follows:

	Exercise Price Range
	$6.75-$9.72	$10.44-$15.45	$17.06-$25.15	$26.97-$38.89	$40.90-$64.05	Total
Options outstanding at June 30, 2006	429,453	241,792	878,564	144,335	1,263,004	2,957,148
Weighted average exercise price on
options outstanding	$8.28	$10.95	$20.32	$34.61	$51.72	$31.91
Weighted average remaining
contractual life	4.1 years	1.8 years	5.6 years	7.7 years	6.4 years	6.1 years
Options exercisable at June 30, 2006	429,453	241,792	878,564	127,663	1,161,668	2,839,140
Weighted average exercise price on
exercisable options outstanding	$8.28	$10.95	$20.32	$34.24	$51.43	$31.06

Restricted Stock. Under the 1997 Stock Plan, restricted shares awarded were subject to a restriction period set by the Compensation Committee of our Board of Directors, during which time the shares may not be sold, transferred, assigned or pledged. For restricted stock awards issued under the 1997 Stock Plan during the six months ended June 30, 2006, the restriction period ends on the third anniversary of the date of grant. Under the 2006 Equity Compensation Plan, restricted shares awarded are subject to a restriction period of at least: (a) three years in the case of a time-based period of restriction; and (b) one year in the case of a performance-based period of restriction. All restricted shares awarded under the 2006 Equity Compensation Plan as of June 30, 2006 have a time-based restriction period that ends on the third anniversary of the date of grant. We determine the fair value of the restricted stock granted based on the market price of our common stock on the date of grant. We recognize the fair value of the restricted stock as compensation expense over the service period applicable to the grantee using the straight-line method.

In the six months ended June 30, 2006, we granted restricted stock representing a total of 32,210 shares of our common stock at a weighted average grant price of $60.20 per share. Restricted stock awards representing 1,038 shares of our common stock were forfeited in the six months ended June 30, 2006. A total of 31,172 shares of restricted stock were unvested as of June 30, 2006. We did not grant any restricted stock awards prior to 2006.

4.	Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities, we periodically reassess the probable and estimable legal costs associated with a claim or a potential claim. In the six months ended June 30, 2006, we were billed $213 for legal costs associated with the investigation of us by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us and certain of our current and former officers and directors (collectively, the “Actions”). We recorded a net charge of $7,712 in the six months ended June 30, 2005 for estimated legal costs associated with the Actions. We were billed $4,064 of those legal costs in the six months ended June 30, 2005. As of June 30, 2006, the remaining accrual of estimated legal costs associated with the Actions was $214. In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that are probable we will incur. If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

5.	Investments

We have investments in marketable debt securities, variable rate demand notes and auction rate securities, which are classified as available-for-sale or held-to-maturity depending on our investment intentions with regard to those securities. Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate these investments. We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate debt and equity securities or variable rate demand notes in the three and six months ended June 30, 2006 and 2005. All income generated from those investments was recorded as interest income.

The cost of securities sold is based on the specific identification method. The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of:
	June 30, 2006			December 31, 2005			June 30, 2005
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$194,435	$11,519	$205,954	$382,915	$5,237	$388,152	$299,989	$12,745	$312,734
Non-current investments	- -	- -	- -	- -	9,538	9,538	1,002	2,053	3,055
	$194,435	$11,519	$205,954	$382,915	$14,775	$397,690	$300,991	$14,798	$315,789

The following table sets forth the amount of our available-for-sale and held-to-maturity investments as of the dates indicated:

As of:
	June 30, 2006	December 31, 2005	June 30, 2005
Available-for-Sale Investments:
Auction rate equity securities	$ 35,400	$ 43,300	$ 86,696
Auction rate debt securities and
variable rate demand notes	159,035	339,615	214,295
	$194,435	$ 382,915	$ 300,991
Held-to-Maturity Investments:
Marketable debt securities	$ 11,519	$ 14,775	$ 14,798

The following table sets forth the contractual maturities of our auction rate debt securities and variable rate demand notes classified as available-for-sale as of the dates indicated:

	Fair Value as of:
Available-for-Sale	June 30, 2006	December 31, 2005	June 30, 2005
Due within five years	$ 1,000	$ 1,000	$ --
Due after five years through ten years	8,535	30,430	5,932
Due after ten years	149,500	308,185	208,363
	$159,035	$ 339,615	$ 214,295

Our non-current investments that were classified as held-to-maturity securities as of June 30, 2005 and December 31, 2005 had remaining contractual maturities between one and two years.

6.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	43,110	46,181	43,967	46,134

Shares assumed issued (less shares
assumed purchased for treasury) for
stock options and restricted stock	932	953	953	973

Outstanding shares for diluted
earnings per share calculation	44,042	47,134	44,920	47,107

Shares underlying outstanding stock options that would have an antidilutive effect on our calculation of earnings per share (16 at June 30, 2006 and 1,092 at June 30, 2005) have been excluded from the above calculation.

7.	Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan and the ESI Excess Pension Plan are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost	$ --	$1,800	$1,669	$3,600
Interest cost	708	725	1,490	1,450
Expected return on assets	(1,148)	(800)	(2,040)	(1,600)
Recognized net actuarial loss	140	325	479	650
Amortization of prior service cost	--	(22)	(443)	(44)
Net periodic pension cost / (benefit)	$(300)	$2,028	$1,155	$4,056

In January 2006, we contributed $15,000 to the ESI Pension Plan which we believe is sufficient to fully fund the plan at this time. Additional contributions, however, may be required and may be made in the future. Prepaid pension costs of $18,384 are included in other assets in the June 30, 2006 Condensed Consolidated Balance Sheet.

Effective March 31, 2006, the benefit accruals under the ESI Pension Plan and the ESI Excess Pension Plan were frozen for all participants in those plans. Participants in those plans will, however, continue to vest and be credited with interest according to the terms of the ESI Pension Plan and the ESI Excess Pension Plan. As a result of the freeze, we recognized a pre-tax curtailment gain of $421 in the six months ended June 30, 2006 and none in the three months ended June 30, 2006, due to the acceleration of the amortization of prior service cost.

8.	Letters of Credit

As of June 30, 2006, we continued to provide an irrevocable standby letter of credit in the amount of $219 to secure the payment of construction costs associated with a facility that we are building. As of June 30, 2006, we continued to provide irrevocable letters of credit in the total amount of $1,258 to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005 and in Part II, Item 1A. “Risk Factors.” in our Quarterly Reports on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions.

Background

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2006, we were offering diploma, associate, bachelor and master degree programs to more than 44,000 students. As of June 30, 2006, we had 87 institutes located in 33 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and recruit and are accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of June 30, 2006, all of our program offerings were degree programs, except at one institution which was seeking authorization to award degrees. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the second quarter of 2006, we began operations at three new institutes and added one new learning site to an existing institution. We plan to add two more learning sites to existing institutes in the remainder of 2006. A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus. Our overall expansion plans include:

•	operating new institutes;
•	adding learning sites to existing institutes;
•	offering a broader range of both residence and online programs at our existing institutes;
•	increasing the number of our institutes that offer bachelor degree programs; and
•	pursuing new and expanded alliances with both domestic and international educators.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, which prescribes accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the vesting period set forth in the agreement granting the stock-based compensation. Under our stock-based compensation plans, some grants immediately vest in full upon the grantee’s retirement. If a grantee of this type of stock-based compensation is or becomes eligible to retire, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, the compensation expense will be recognized over the lesser of the vesting period set forth in the agreement granting that stock-based compensation or the period before the grantee becomes eligible to retire. We recognize stock-based compensation expense on a straight-line basis over the service period applicable to the grantee.

Prior to January 1, 2006, we accounted for stock-based compensation to employees and directors in accordance with the intrinsic value method under APB Opinion No. 25 and related interpretations. Under the intrinsic value method, no compensation expense was recognized in our financial statements for most of the stock-based compensation, because the vast majority of the stock-based compensation that we granted was nonqualified stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the date of grant.

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

The fair value of our stock-based compensation is determined at the date of grant. We use a binomial option pricing model to determine the fair value of all stock options granted on or after January 1, 2005, and we use the market price of our common stock to determine the fair value of restricted stock granted. Various assumptions are used in the model to determine the fair value of the stock options. These assumptions are discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements set forth elsewhere in this report.

In the six months ended June 30, 2006, we granted stock options and restricted stock to certain employees and directors. In 2006, we began granting restricted stock, instead of stock options, to:

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

Stock-based compensation expense in the three months ended June 30, 2006 was $0.3 million, or approximately $0.2 million, net of tax, compared to $0 in the three months ended June 30, 2005. Stock-based compensation expense in the six months ended June 30, 2006 was $2.2 million, or approximately $1.4 million, net of tax, compared to $0 in the six months ended June 30, 2005. As of June 30, 2006, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $2.4 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately 2.5 years.

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of all unvested, nonqualified stock options granted to our employees and directors that had exercise prices greater than the closing price of our common stock on October 24, 2005. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October 24, 2005. The purpose for accelerating the vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006.

On October 28, 2005, the Compensation Committee of our Board of Directors awarded certain of our executives nonqualified stock options to purchase a total of 276,340 shares of our common stock as of November 2, 2005. The stock options awarded were fully vested and immediately exercisable. The full vesting of the stock options was conditioned upon each optionee agreeing not to sell, transfer or otherwise dispose of any shares obtained upon exercising the option until:

•	the first anniversary with respect to one-third of the shares underlying the option;
•	the second anniversary with respect to an additional one-third of the shares underlying the option; and
•	the third anniversary with respect to the remaining one-third of the shares underlying the option.

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

Textbooks are included in the tuition. We amortize the related costs of textbooks on a straight-line basis over the applicable course length and record the deferral of textbook costs in prepaids and other current assets. Laptop computer sales and the related cost of the laptop computers are recognized when the student receives the laptop computer. Tool kit sales and the related cost of the tool kits are recognized when the kits are distributed to the students. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student when he or she withdraws or graduates from a program of study at the institute. The administrative fee is recognized as revenue at that time.

In the six months ended June 30, 2006, approximately 96% of our revenue represented tuition charges and approximately 4% of our revenue represented laptop computer sales, tool kit sales and student fees. In the six months ended June 30, 2005, approximately 97% of our revenue represented tuition charges and approximately 3% of our revenue represented laptop computer sales, tool kit sales and student fees. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in our programs;
•	how long a student remains enrolled;
•	how many courses a student takes during each period of enrollment; and
•	the total number of students enrolled.

Each of these factors is known at the time our tuition revenue is calculated.

Allowance for Doubtful Accounts. We record a receivable for the tuition earned in excess of the payment received from or on behalf of a student for that tuition. The individual student balances of these receivables are insignificant. We extend unsecured credit for tuition and fees to our students. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis, using the institute’s historical collection experience. Our management reviews the historical collection experience for each institute, considers other facts and circumstances related to an institute and adjusts the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students after a reasonable period of unsuccessful collection efforts.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	49.9	48.5	50.5	49.2
Student services and administrative expenses	30.4	30.9	31.1	30.8
Special legal and other investigation costs	--	--	(0.1)	2.4
Operating income	19.7	20.6	18.5	17.6
Interest income, net	1.1	1.3	1.2	1.2
Income before provision for income taxes	20.8%	21.9%	19.7%	18.8%

The following table sets forth our total student enrollment as of the dates indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	2006		2005
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	43,868	5.6%	41,557	9.2%
June 30	44,025	6.3%	41,419	7.0%
September 30	Not applicable	Not applicable	44,331	5.1%
December 31	Not applicable	Not applicable	42,985	5.2%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	2006		2005
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	11,264	14.7%	9,824	6.1%
June 30	11,674	10.4%	10,576	3.1%
September 30	Not applicable	Not applicable	15,845	9.0%
December 31	Not applicable	Not applicable	8,828	11.6%
Total for the year	Not applicable	Not applicable	45,073	7.4%

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

The following table sets forth the rates of our students’ persistence for the periods indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2004	78.0%	74.8%	71.4%	78.2%
2005	77.6%	74.2%	68.8%	77.0%
2006	75.8%	73.7%	Not applicable	Not applicable

Beginning in the second quarter of 2004, we began using the Hybrid Delivery Model with a larger number of our students, which increased the number of courses that we taught online over the Internet to our students. Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach on campus. As a result of the use of the Hybrid Delivery Model, our students’ persistence has decreased.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005.

Revenue increased $16.8 million, or 9.9%, to $185.6 million in the three months ended June 30, 2006 compared to $168.8 million in the three months ended June 30, 2005, primarily due to:

•	a five percent increase in tuition rates in March 2006; and
•	a 5.6% increase in the total student enrollment at our institutes at March 31, 2006 compared to March 31, 2005, which was primarily due to:
	•	operating new institutes and learning sites;
	•	an increased number of institutes offering bachelor degree programs; and
	•	an increased number of new programs of study offered by our institutes.

The increase in student enrollment was partially offset by a decrease in our student persistence rate from 74.2% for the three months ended June 30, 2005 to 73.7% for the three months ended June 30, 2006.

Cost of educational services increased $10.7 million, or 13.1%, to $92.5 million in the three months ended June 30, 2006 compared to $81.8 million in the three months ended June 30, 2005. The principal causes of this increase included:

•	increased costs due to operating new institutes and adding learning sites;

•	the costs required to service the increased total student enrollment;
•	increased costs associated with increased sales of laptop computers; and
•	increased stock-based compensation expense.

Cost of educational services as a percentage of revenue increased to 49.9% in the three months ended June 30, 2006 from 48.5% in the three months ended June 30, 2005, primarily due to the costs associated with operating new institutes and adding learning sites, which were partially offset by a decrease in compensation expense arising from the freeze of the pension plans.

Student services and administrative expenses increased $4.3 million, or 8.2%, to $56.5 million in the three months ended June 30, 2006 compared to $52.2 million in the three months ended June 30, 2005. The principal causes of this increase were the media advertising costs to promote new locations and program offerings, which resulted in an 18.6% increase in media advertising expenditures.

Student services and administrative expenses decreased to 30.4% of revenue in the three months ended June 30, 2006 compared to 30.9% of revenue in the three months ended June 30, 2005, primarily due to our ability to leverage our centralized services over a larger base of operations and lower bad debt, offset by higher media advertising costs.

Operating income increased $1.8 million, or 5.1%, to $36.6 million in the three months ended June 30, 2006 compared to $34.8 million in the three months ended June 30, 2005. The operating margin decreased to 19.7% of revenue in the three months ended June 30, 2006 compared to 20.6% in the three months ended June 30, 2005, primarily due to:

•

increased costs associated with 12 more institutes and learning sites that were in the first two years of operation in the three months ended June 30, 2006 compared to in the three months ended June 30, 2005;

•	the costs required to service the increased total student enrollment;
•	increased costs associated with increased sales of laptop computers;
•	increased media advertising costs; and
•	increased stock-based compensation expense.

Our combined effective federal and state income tax rate decreased to 37.5% in the three months ended June 30, 2006 compared to 39.5% in the three months ended June 30, 2005, primarily due to certain state income tax planning initiatives.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005.

Revenue increased $33.0 million, or 10.0%, to $361.9 million in the six months ended June 30, 2006 compared to $328.9 million in the six months ended June 30, 2005, primarily due to:

•	a five percent increase in tuition rates in March 2005 and 2006; and
•	a 5.2% increase in the total student enrollment at our institutes at December 31, 2005 compared to December 31, 2004, which was primarily due to:
	•	operating new institutes and learning sites;
	•	an increased number of institutes offering bachelor degree programs; and
	•	an increased number of new programs of study offered by our institutes.

Cost of educational services increased $21.0 million, or 13.0%, to $182.9 million in the six months ended June 30, 2006 compared to $161.9 million in the six months ended June 30, 2005. The principal causes of this increase included:

•	increased costs due to operating new institutes and adding learning sites;
•	the costs required to service the increased total student enrollment;

•	increased costs associated with increased sales of laptop computers; and
•	increased stock-based compensation expense.

Cost of educational services as a percentage of revenue increased to 50.5% in the six months ended June 30, 2006 from 49.2% in the six months ended June 30, 2005, primarily due to the costs associated with operating new institutes and adding learning sites.

Student services and administrative expenses increased $11.2 million, or 11.1%, to $112.6 million in the six months ended June 30, 2006 compared to $101.4 million in the six months ended June 30, 2005. The principal causes of this increase included:

•	normal inflationary cost increases for wages and other costs of services;
•	an increase in media advertising expenditures of 16.3% as a result of the promotion of new locations and program offerings; and
•	an increase in stock-based compensation expense.

Student services and administrative expenses increased to 31.1% of revenue in the six months ended June 30, 2006 compared to 30.8% of revenue in the six months ended June 30, 2005, primarily due to an increase in media advertising costs, which was partially offset by a decrease in compensation expense arising from the freeze of the pension plans.

Special legal and other investigation costs decreased $8.1 million to $(0.4) million in the six months ended June 30, 2006 compared to $7.7 million in the six months ended June 30, 2005. This decrease had a material favorable effect on our results of operations. We reduced the accrual of estimated legal costs associated with the Actions by $0.4 million in the six months ended June 30, 2006. We recorded a charge of $7.7 million in the six months ended June 30, 2005 for estimated legal costs associated with the Actions. See Note 4 of the Notes to Condensed Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $8.9 million, or 15.3%, to $66.8 million in the six months ended June 30, 2006 compared to $57.9 million in the six months ended June 30, 2005. The operating margin increased to 18.5% of revenue in the six months ended June 30, 2006 compared to 17.6% in the six months ended June 30, 2005, primarily as a result of an $8.1 million reduction in special legal and other investigation costs (representing a 2.5% increase in the operating margin), which was partially offset by:

•

increased costs associated with an average of ten more institutes and learning sites that were in the first two years of operation in the six months ended June 30, 2006 compared to in the six months ended June 30, 2005;

•	increased costs associated with the increased sales of laptop computers;
•	increased media advertising costs; and
•	increased stock-based compensation expense.

Our combined effective federal and state income tax rate decreased to 37.5% in the six months ended June 30, 2006 compared to 39.5% in the six months ended June 30, 2005, primarily due to:

•	an increase in the tax exempt investment income earned in the six months ended June 30, 2006; and
•	certain state income tax planning initiatives.

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of our financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period of the previous year.

Cash and cash equivalents were $8.1 million as of June 30, 2006 compared to $37.3 million as of June 30, 2005 and $13.7 million as of December 31, 2005.

Operations. Cash from operating activities was $39.4 million in the three months ended June 30, 2006 compared to $17.3 million in the three months ended June 30, 2005. The increase of $22.1 million is primarily due to:

•	certain working capital initiatives;
•	the accelerated receipt of funds from the Title IV Programs; and
•	an increase in net income.

In the six months ended June 30, 2006, cash from operating activities was $51.4 million compared to $30.0 million in the six months ended June 30, 2005. The increase of $21.4 million was primarily due to:

•	an increase in net income;
•	the timing of income tax payments;
•	a reduction in restricted cash;
•	an increase in non-cash charges, such as stock-based compensation; and
•	the accelerated receipt of funds from the Title IV Programs.

The excess tax benefit from stock option exercises of $1.0 million in the three months ended June 30, 2005 and $3.0 million in the six months ended June 30, 2005 was presented under cash flow from operating activities. Beginning in 2006, SFAS No. 123R requires us to present the excess tax benefit from stock option exercises under cash flows from financing activities.

Accounts receivable, net, was $9.7 million as of June 30, 2006 compared to $13.7 million as of June 30, 2005. Days sales outstanding decreased 2.6 days to 4.8 days at June 30, 2006 compared to 7.4 days at June 30, 2005, primarily due to the accelerated receipt of funds from the Title IV Programs and improved collection efforts.

Investing. In the three months ended June 30, 2006, we spent $5.9 million to purchase, renovate, expand or construct buildings at 12 of our locations compared to $10.2 million for similar expenditures at nine locations in the three months ended June 30, 2005. Capital expenditures totaled $9.5 million in the three months ended June 30, 2006 compared to $6.9 million in the three months ended June 30, 2005.

In the six months ended June 30, 2006, we spent $10.8 million to purchase, renovate, expand or construct buildings at 12 of our locations compared to $19.8 million for similar expenditures at 10 locations in the six months ended June 30, 2005. Capital expenditures totaled $13.1 million in the six months ended June 30, 2006 compared to $10.0 million in the six months ended June 30, 2005.

In the remainder of 2006, we plan to spend approximately $9.0 million to purchase, renovate, expand or construct buildings at 16 of our locations. In addition, we may purchase additional facilities and parcels of land during the remainder of 2006.

Financing. On April 25, 2006, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock, beyond the remaining repurchase authorization of 1,062,000 shares, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. In the three months ended June 30, 2006, we repurchased 1,660,500 outstanding shares of our common stock at a total cost of $106.5 million, or at an average cost per share of $64.14. In the six months ended June 30, 2006, we repurchased 3,886,200 outstanding shares of our common stock at a total cost of $246.6 million, or at an average cost per share of $63.46.

As of June 30, 2006, our repurchase authorization permitted us to repurchase an additional 4,401,500 shares of our common stock. Pursuant to the Board’s stock repurchase authorization, we may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

As of June 30, 2006, we had $206.0 million of short-term investments compared to $312.7 million as of June 30, 2005 and $388.2 million as of December 31, 2005. The decrease was primarily due to repurchases of our outstanding shares of common stock.

We do not believe that reductions in cash and cash equivalents or investments that may result from future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations.

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2006:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)
Operating Lease Obligations	$111.9	$26.7	$47.2	$23.5	$14.5

Off-Balance Sheet Arrangements

As of June 30, 2006, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and management expects that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2006, the total face amount of those surety bonds was $5.0 million. As of June 30, 2006, we continued to provide a $0.2 million irrevocable standby letter of credit to secure the payment of construction costs associated with a facility that we are building. In addition, we continued to provide irrevocable letters of credit in the total amount of $1.3 million to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

Except for the operating lease agreements, the surety bonds and the standby letters of credit disclosed above, we do not have any significant off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our investments in marketable debt securities with remaining contractual maturity dates of 90 days or less are recorded in cash and cash equivalents at market value. We have investments in marketable debt and auction rate preferred equity securities, which are classified as available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities. Marketable debt securities classified as available-for-sale securities that have remaining contractual maturity dates in excess of 90 days at the time of purchase are recorded at their market value. Marketable debt securities classified as held-to-maturity securities are recorded at their amortized cost, because we have the intent and ability to hold those investments until they mature. Auction rate preferred equity securities classified as available-for-sale securities are recorded at their market value. Investments that we intend to hold for more than one year are recorded as non-current investments.

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

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2006, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Form 10-Q before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.  There were no material changes in our second fiscal quarter of 2006 to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any of our securities during the three months ended June 30, 2006 that were not registered under the Securities Act. On July 1, 2006, we credited 303 treasury shares of our common stock to each of the deferred share accounts of five non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan as the stock portion of the semi-annual installment payment of their annual retainer for 2006. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2006:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2006 through April 30, 2006	--	$ --	--	6,062,000
May 1, 2006 through May 31, 2006	1,660,500	64.14	1,660,500	4,401,500
June 1, 2006 through June 30, 2006	--	--	--	4,401,500
Total	1,660,500	$ 64.14	1,660,500

_____________________________

(1) On October 17, 2002, we announced that our Board of Directors on October 15, 2002 authorized us to repurchase 5,000,000 shares of our common stock and, on April 27, 2006, we announced that our Board of Directors on April 25, 2006 authorized us to repurchase an additional 5,000,000 shares of our common stock (the “Repurchase Program”). As of June 30, 2006, 4,401,500 shares remained available for repurchase under the Repurchase Program. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the second quarter of fiscal year 2006, our 2006 Annual Meeting of Shareholders was held on May 9, 2006 to:

•	elect two directors;
•	approve our adoption of the 2006 ITT Educational Services, Inc. Equity Compensation Plan (the “2006 Plan”); and
•

ratify the appointment of PricewaterhouseCoopers LLP (“PWC”) by the Audit Committee of our Board of Directors to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2006.

At that time, our Board of Directors consisted of eight directors divided into three classes, with two classes containing three directors each and one class containing two directors. On May 9, 2006, one of our directors, Rand V. Araskog, retired. The resulting vacancy on our Board of Directors, as well as a new directorship created by our Board, were filled on May 9, 2006 with Thomas I. Morgan in the first class of our Board of Directors and John A. Yena in the third class of our Board of Directors. Therefore, our Board of Directors currently consists of nine directors, and each class contains three directors. The term of one class expires each year. Generally, each director serves until the annual meeting of shareholders held in the year that is three years after that director’s election and thereafter until that director’s successor is elected and has qualified.

At our 2006 Annual Meeting of Shareholders, our shareholders elected the following persons to serve as directors in the third class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

Third Class - Term expiring at 2009 Annual Meeting
1.	Joanna T. Lau
2.	Samuel L. Odle

The final results of the vote taken at our 2006 Annual Meeting of Shareholders for the director nominees are as follows:

	Votes For	Votes Withheld
Joanna T. Lau	38,796,008	1,474,746
Samuel L. Odle	39,949,606	321,148

The directors who continued in office after our 2006 Annual Meeting of Shareholders are as follows:

First Class - Term expiring at 2007 Annual Meeting
1.	Rene R. Champagne
2.	John F. Cozzi
3.	Thomas I. Morgan

Second Class - Term expiring at 2008 Annual Meeting
1.	John E. Dean
2.	James D. Fowler, Jr.
3.	Vin Weber

Third Class - Term expiring at 2009 Annual Meeting
1.	Joanna T. Lau
2.	Samuel L. Odle
3.	John A. Yena

At our 2006 a Annual Meeting of Shareholders, our shareholders approved our adoption of the 2006 Plan. The final results of the vote taken at that meeting approving our adoption of the 2006 Plan are as follows:

	Percentage of Shares
	Represented in Person		Broker
Votes For	or By Proxy Voting For	Votes Against	Nonvotes	Abstentions
30,351,060	75.3%	7,215,738	2,505,973	197,983

At our 2006 Annual Meeting of Shareholders, our shareholders ratified the appointment of PWC to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2006. The final results of the vote taken at that meeting ratifying the appointment of PWC are as follows:

Percentage of Shares
Represented in Person	Broker
Votes For	or By Proxy Voting For	Votes Against	Nonvotes	Abstentions
38,954,435	96.7%	1,307,469	0	8,850

Item 6.	Exhibits.

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

Date: July 27, 2006

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q)
10.56	Restated ESI Pension Plan, as Amended to Date
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350