Form 10-Q
period 2006-09-30
ITT EDUCATIONAL SERVICES INC
filed 2006-10-26
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

41,366,774

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2006

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2006 and 2005 (unaudited) and

December 31, 2005

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended

September 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended

September 30, 2006 and 2005

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended

September 30, 2006 and 2005 (unaudited) and the year ended December 31, 2005

>Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

		As of
	September 30, 2006	December 31, 2005	September 30, 2005
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,661	$13,735	$20,066
Short-term investments	183,464	388,152	374,408
Accounts receivable, net	12,172	13,989	17,880
Deferred and prepaid income tax	5,538	7,030	5,449
Prepaid and other current assets	11,385	14,102	12,104
Total current assets	217,220	437,008	429,907

Property and equipment, net	149,751	127,406	123,616
Direct marketing costs, net	20,560	17,490	16,852
Investments	--	9,538	2,065
Restricted cash	523	500	--
Other assets	19,211	549	572
Total assets	$407,265	$592,491	$573,012

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$53,875	$56,101	$40,074
Accrued compensation and benefits	9,760	10,344	16,529
Accrued taxes	12,761	3,998	13,086
Other accrued liabilities	5,141	5,242	8,007
Deferred revenue	199,741	175,454	152,331
Total current liabilities	281,278	251,139	230,027

Deferred income tax	13,950	15,364	10,300
Minimum pension liability	9,899	9,899	9,101
Other liabilities	7,687	7,495	7,064
Total liabilities	312,814	283,897	256,492

Shareholders' equity
Preferred stock, $.01 par value,
5,000,000 shares authorized, none
issued or outstanding	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued
and outstanding	540	540	540
Capital surplus	54,730	68,715	63,832
Retained earnings	467,316	389,679	364,366
Accumulated other comprehensive loss	(6,016)	(6,016)	(5,532)
Treasury stock, 12,702,130, 8,377,780
and 7,754,100 shares, at cost	(422,119)	(144,324)	(106,686)
Total shareholders' equity	94,451	308,594	316,520
Total liabilities and shareholders' equity	$407,265	$592,491	$573,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$189,667	$176,764	$551,551	$505,699

Costs and expenses
Cost of educational services	84,554	81,407	267,472	243,323
Student services and administrative expenses	53,969	49,347	166,546	150,706
Special legal and other investigation costs	--	(6,493)	(430)	1,219
Total costs and expenses	138,523	124,261	433,588	395,248

Operating income	51,144	52,503	117,963	110,451
Interest income, net	1,740	2,064	6,257	5,983
Income before provision for income taxes	52,884	54,567	124,220	116,434
Provision for income taxes	19,832	20,154	46,583	44,592

Net income	$33,052	$34,413	$77,637	$71,842

Earnings per share:
Basic	$0.79	$0.74	$1.80	$1.56
Diluted	$0.77	$0.73	$1.76	$1.52

Weighted average shares:
Basic	41,810	46,292	43,248	46,186
Diluted	42,703	47,257	44,181	47,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$33,052	$34,413	$77,637	$71,842
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	5,115	4,043	15,109	12,781
Provision for doubtful accounts	2,156	2,931	7,488	8,830
Deferred income taxes	(1,911)	1,016	(2,769)	(1,404)
Excess tax benefit from stock option exercises	(3,302)	852	(10,268)	3,821
Stock-based compensation expense	543	--	2,777	--
Changes in operating assets and liabilities:
Restricted cash	(23)	--	(23)	8,194
Accounts receivable	(4,592)	(7,089)	(5,671)	(16,280)
Prepaids and other assets	(1,248)	2,851	(15,945)	(6,279)
Direct marketing costs, net	(968)	(355)	(3,070)	(2,139)
Accounts payable and accrued liabilities	(7,158)	(5,508)	(2,600)	6,016
Income and other taxes	10,085	5,149	21,878	(651)
Deferred revenue	25,676	11,985	24,287	(4,461)
Net cash flows from operating activities	57,425	50,288	108,830	80,270

Cash flows from investing activities:
Facility expenditures and land purchases	(5,951)	(3,718)	(16,764)	(23,534)
Capital expenditures, net	(7,601)	(4,112)	(20,690)	(14,117)
Proceeds from sales and maturities of investments	397,799	119,441	1,203,920	429,519
Purchase of investments	(375,309)	(180,125)	(989,694)	(467,059)
Net cash flows from investing activities	8,938	(68,514)	176,772	(75,191)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	3,302	--	10,268	--
Proceeds from stock option exercises	4,049	1,009	18,816	5,598
Purchase of treasury stock	(77,126)	--	(323,760)	--
Net cash flows from financing activities	(69,775)	1,009	(294,676)	5,598

Net change in cash and cash equivalents	(3,412)	(17,217)	(9,074)	10,677

Cash and cash equivalents at beginning of period	8,073	37,283	13,735	9,389

Cash and cash equivalents at end of period	$4,661	$20,066	$4,661	$20,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts and shares in thousands)

						Accumulated
						Other
	Common Stock		Capital	Retained	Comprehensive	Comprehensive	Treasury Stock
	Shares	Amount	Surplus	Earnings	Income	Loss	Shares	Amount	Total
Balance as of December 31, 2004	54,069	$540	$59,657	$293,910		($5,532)	(8,075)	($113,501)	$235,074
For the nine months ended September 30, 2005 (unaudited):
Exercise of stock options			318	(1,386)			314	6,666	5,598
Tax benefit from stock option exercises			3,821						3,821
Issuance of treasury stock for Directors’ Deferred
Compensation Plan			36				7	149	185
Net income				71,842	$71,842				71,842
Balance as of September 30, 2005	54,069	540	63,832	364,366		(5,532)	(7,754)	(106,686)	316,520
For the three months ended December 31, 2005 (unaudited):
Exercise of stock options				(12,557)			305	17,967	5,410
Tax benefit from stock option exercises			4,883						4,883
Purchase of treasury stock							(929)	(55,605)	(55,605)
Net income				37,870	37,870				37,870
Other comprehensive income, net of tax:
Minimum pension liability adjustment					(484)	(484)			(484)
Comprehensive income for year ended December 31, 2005					$109,228
Balance as of December 31, 2005	54,069	540	68,715	389,679		(6,016)	(8,378)	(144,324)	308,594
For the nine months ended September 30, 2006 (unaudited):
Exercise of stock options			(26,877)				712	45,693	18,816
Excess tax benefit from stock option exercises			10,268						10,268
Stock-based compensation			2,777						2,777
Purchase of treasury stock							(5,040)	(323,760)	(323,760)
Issuance of treasury stock for Directors’ Deferred
Compensation Plan			(153)				4	272	119
Net income				77,637	$77,637				77,637
Balance as of September 30, 2006	54,069	$540	$54,730	$467,316		($6,016)	(12,702)	($422,119)	$94,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Dollar amounts in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2006, we were offering diploma, associate, bachelor and master degree programs to more than 48,000 students. As of September 30, 2006, we had 87 institutes and eight learning sites of those institutes located in 33 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and recruit and are accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of September 30, 2006, all of our program offerings were degree programs, except at one institute which was seeking authorization to award degrees. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc. and its wholly-owned subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2005 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2005.

2.	Summary of Certain Accounting Policies

Equity-Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), which prescribes the accounting for equity instruments exchanged for employee and director services. We followed the SEC’s guidance in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” when we adopted SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates and he or she is eligible to retire. If a grantee of this type of stock-based compensation is or becomes eligible to retire, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over the lesser of the vesting period set forth in the agreement or the period before the grantee becomes eligible to retire.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the fair value on the date of grant estimated in accordance with: (a) SFAS No. 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006.

Under SFAS No. 123R, the fair value of stock-based compensation is determined at the date of grant. We use an option pricing model to determine the fair value of stock options and we use the market price of our common stock to determine the fair value of restricted stock. The fair value of the stock options granted prior to January 1, 2005 was determined using the Black-Scholes model. For all stock options granted on or after January 1, 2005, we used a binomial option pricing model which, similar to the Black-Scholes model, takes into account variables such as volatility, expected life, risk-free interest rates and dividend yield, which are defined as follows:

•

“Volatility” is a statistical measure of the extent to which the stock price is expected to fluctuate during a period and combines our historical stock price volatility and the implied volatility as measured by actively traded stock options.

•

“Expected life” is the weighted average period that those stock options are expected to remain outstanding, based on the historical patterns of our stock option exercises, as adjusted to reflect the current position-level demographics of the stock option grantees.

•	“Risk-free interest rate” is based on interest rates for terms that are similar to the expected life of the stock options.
•	“Dividend yield” is based on our historical and expected future dividend payment practices.

The assumptions supporting these variables were consistent under both option pricing models.

In accordance with SFAS No. 123R, the stock-based compensation expense that we recognized in the three and nine months ended September 30, 2006 excludes amounts related to stock-based compensation grants that we estimate will be forfeited in future periods. Our forfeiture assumptions were based on our actual historical forfeiture experience and are evaluated and adjusted periodically to reflect more recent forfeiture activity.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, minimal compensation expense was recognized in our financial statements, because the vast majority of the stock-based compensation that we granted was in the form of nonqualified stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the grant date.

If the stock-based compensation expense in the three and nine months ended September 30, 2006 had been determined in accordance with APB No. 25, instead of SFAS No. 123R, our:

•	pretax operating income would have increased by $543 in the three months ended September 30, 2006 and $2,777 in the nine months ended September 30, 2006;
•	income tax benefit would have decreased by approximately $209 in the three months ended September 30, 2006 and $1,069 in the nine months ended September 30, 2006;
•	net income would have increased by $334 in the three months ended September 30, 2006 and $1,708 in the nine months ended September 30, 2006;
•	basic earnings per share would have increased by $0.01 in the three months ended September 30, 2006 and $0.04 in the nine months ended September 30, 2006; and
•	diluted earnings per share would have increased by $0.01 in the three months ended September 30, 2006 and $0.04 in the nine months ended September 30, 2006.

Prior to adopting SFAS No. 123R, we provided proforma disclosures under SFAS No. 123,”Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 123”). Those disclosures included proforma compensation expense related to the stock-based compensation granted to employees and directors realized on a straight-line basis over the full vesting period of the grants and reflected forfeitures as they occurred. If we had realized the stock-based compensation for retirement-eligible grantees over the applicable service period consistent with SFAS No. 123R, the prior period SFAS No. 123 pro forma net income disclosed in the periodic report on Form 10-Q for that period would have been:

•	approximately $33,300 in the three months ended September 30, 2005, instead of the $32,461 disclosed; and
•	approximately $66,200 in the nine months ended September 30, 2005, instead of the $65,964 disclosed.

Under SFAS No. 123R, the tax benefit of tax deductions in excess of the compensation expense resulting from the exercise of stock options is presented under cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows. Prior to adopting SFAS No. 123R, we presented the tax benefit resulting from the exercise of stock options under cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

We generally issue shares of our common stock from treasury shares upon the exercise of stock options. As of September 30, 2006, 12,702,130 shares of our common stock were treasury shares. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we are unable to determine at this point how many shares we will repurchase over the next 12 months. See Note 5 for additional disclosures regarding our stock repurchases.

3.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 as of January 1, 2007, and any cumulative effect of adopting FIN No. 48 will be recorded as an adjustment to retained earnings. We have not determined the effect that the adoption of FIN No. 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which provides guidance on the use of fair value to measure assets and liabilities and expands the disclosure required in a company’s financial statements for fair value measurements. SFAS No. 157 will apply whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities and is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 no later than January 1, 2008. We have not determined the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”), which requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. Those provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We anticipate that the adoption of those provisions of SFAS No. 158 will result in the recognition of a net asset and an amount in other comprehensive income on our December 31, 2006 consolidated balance sheet.

SFAS No. 158 also requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and will be adopted by us no later than December 31, 2008. We have not determined the effect that the adoption of this provision of SFAS No. 158 will have on our consolidated financial statements.

4.	Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•

2006 ITT Educational Services, Inc. Equity Compensation Plan - Awards may be granted to our employees and directors under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (“2006 Equity Compensation Plan”) in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards as defined in the plan. The maximum number of shares of our common stock that may be issued pursuant to awards under this plan is 4,000,000. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by three shares. As of September 30, 2006, only restricted stock and nonqualified stock options have been awarded under this plan.

•

1999 Outside Directors Stock Option Plan - Awards of nonqualified stock options may be granted to non-employee directors up to a maximum of 500,000 shares of our common stock under the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”).

•

1997 ITT Educational Services, Inc. Incentive Stock Plan - A maximum of 8,100,000 shares of our common stock may be issued upon the exercise of stock options and pursuant to other forms of awards under the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”), but no more than 20% of the total number of shares on a cumulative basis may be used for restricted stock or performance share awards. A maximum of 1.5% of our outstanding shares of common stock may be issued annually, with any unissued shares available to be issued in later years.

•

ITT Educational Services, Inc. 1994 Stock Option Plan - A maximum of 810,000 shares of our common stock were available to be issued upon the exercise of nonqualified stock options granted under the ITT Educational Services, Inc. 1994 Stock Option Plan (“1994 Stock Plan”).

No additional awards have been or will be granted after May 9, 2006 under the 1997 Stock Plan or the 1999 Directors Stock Plan. No awards have been granted under the 1994 Stock Plan since the plan expired on December 29, 2004.

We did not capitalize any stock-based compensation cost in the three or nine months ended September 30, 2006.

As of September 30, 2006, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $1,962, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.5 years.

In the three and nine months ended September 30, 2005, we did not recognize any stock-based compensation expense in our Condensed Consolidated Statements of Income in accordance with APB Opinion No. 25. If the compensation expense related to the stock-based compensation for the three and nine months ended September 30, 2005 had been determined based on the fair value of the stock-based compensation at grant date consistent with SFAS No. 123, our compensation expense would have increased and our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months	Nine months
	ended	Ended
	September 30, 2005	September 30, 2005
Net income as reported	$34,413	$71,842
Deduct: Total stock-based compensation expense
determined under the fair value based method
for stock options, net of tax	(1,952)	(5,878)
Pro forma net income	$32,461	$65,964

Earnings per share:
Basic as reported	$0.74	$1.56
Impact of stock options	(0.04)	(0.13)
Basic pro forma	$0.70	$1.43

Diluted as reported	$0.73	$1.52
Impact of stock options	(0.04)	(0.12)
Diluted pro forma	$0.69	$1.40

Stock Options. Under the Plans, the stock option exercise price may not be less than 100% of the fair market value of our common stock on the date of grant. The maximum term of any stock option granted under the 2006 Equity Compensation Plan may not exceed seven years from the date of grant, and those stock options will be exercisable at such times and under conditions as determined by the Compensation Committee of our Board of Directors, subject to the limitations contained in the plan.

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

The stock options granted, forfeited, exercised and expired during the period indicated are as follows:

	Nine Months Ended September 30, 2006
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	3,422,352	$30.86	$105,641	6.2 years
Granted	80,500	60.49
Forfeited	(10,000)	44.70
Exercised	(711,481)	26.44
Expired	None
Outstanding at end of period	2,781,371	$32.81	$91,249	5.8 years	$93,156
Exercisable at end of period	2,654,696	$31.77	$84,347	5.8 years	$91,659

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by subtracting the weighted average exercise price from the closing market price of our common stock on September 29, 2006, and multiplying the result by the number of options outstanding or exercisable, as applicable.

Information regarding the stock options granted and exercised during the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options granted	14,000	26,000	80,500	616,645
Weighted average fair value	$24.31	$18.77	$22.31	$18.49
Stock options exercised	189,777	61,736	711,481	313,813
Intrinsic value of stock options exercised	$8,609	$2,190	$26,784	$10,001
Proceeds received from stock options exercised	$4,049	$1,009	$18,816	$5,598
Net excess tax benefits realized from stock options exercised	$3,302		$10,268

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

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

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	4.3%	3.8%	4.3%	3.8%
Expected lives (in years)	4.3	4.9	4.3	4.9
Volatility	42.0%	45.0%	42.0%	46.0%
Dividend yield	None	None	None	None

Restricted Stock. Under the 1997 Stock Plan, restricted shares awarded were subject to a restriction period set by the Compensation Committee of our Board of Directors, during which time the shares may not be sold, transferred, assigned or pledged. For restricted stock awards issued under the 1997 Stock Plan during the nine months ended September 30, 2006, the restriction period ends on the third anniversary of the date of grant. Under the 2006 Equity Compensation Plan, restricted shares awarded are subject to a restriction period of at least: (a) three years in the case of a time-based period of restriction; and (b) one year in the case of a performance-based period of restriction. All restricted shares awarded under the 2006 Equity Compensation Plan as of September 30, 2006 have a time-based restriction period that ends on the third anniversary of the date of grant. We determine the fair value of the restricted stock granted based on the closing market price of our common stock on the date of grant. We recognize the fair value of the restricted stock as compensation expense over the service period applicable to the grantee using the straight-line method.

In the nine months ended September 30, 2006, we granted restricted stock representing a total of 32,349 shares of our common stock at a weighted average grant price of $60.23 per share. Restricted stock awards representing 1,038 shares of our common stock were forfeited in the nine months ended September 30, 2006. A total of 31,311 shares of restricted stock were unvested as of September 30, 2006. We did not grant any restricted stock awards prior to 2006.

5.	Stock Repurchases

In October 2002, our Board of Directors authorized us to repurchase 5,000,000 shares of our common stock and, in April 2006, our Board of Directors authorized us to repurchase an additional 5,000,000 shares of our common stock (the “Repurchase Program”). As of September 30, 2006, 3,247,600 shares remained available for repurchase under the Repurchase Program. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

In the three months ended September 30, 2006, we repurchased 1,153,900 shares of our common stock for $77,126, or at an average price of $66.84 per share. In the nine months ended September 30, 2006, we repurchased 5,040,100 shares of our common stock for $323,760, or at an average price of $64.24 per share. We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2005.

6.	Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities, we periodically reassess the probable and estimable legal costs associated with a claim or a potential claim. In the nine months ended September 30, 2006, we were billed $285 for legal costs associated with the investigation of us by the U.S. Department of Justice (“DOJ”), the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us and certain of our current and former officers and directors (collectively, the “Actions”). We recorded a net charge of $1,219 in the nine months ended September 30, 2005 for estimated legal costs associated with the Actions. We were billed $4,724 of those legal costs in the nine months ended September 30, 2005. As of September 30, 2006, the remaining accrual of estimated legal costs associated with the Actions was $142. In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that are probable we will incur. If our estimate proves to be inadequate, however, it is possible that we could subsequently be required to record a charge to earnings which could have a material adverse effect on our results of operations.

7.	Investments

We have investments in marketable debt securities, variable rate demand notes and auction rate securities, which are classified as available-for-sale or held-to-maturity depending on our investment intentions with regard to those securities. Despite the long-term nature of the contractual maturities of our auction rate debt securities and variable rate demand notes, we have the ability to quickly liquidate these investments. We had no material gross unrealized or material realized gains or losses from our investments in auction rate debt and equity securities or variable rate demand notes in the three and nine months ended September 30, 2006 and 2005. All income generated from those investments was recorded as interest income.

The cost of securities sold is based on the specific identification method. The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of:
	September 30, 2006			December 31, 2005			September 30, 2005
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$171,970	$11,494	$183,464	$382,915	$5,237	$388,152	$368,888	$5,520	$374,408
Non-current investments	- -	- -	- -	- -	9,538	9,538	- -	2,065	2,065
	$171,970	$11,494	$183,464	$382,915	$14,775	$397,690	$368,888	$7,585	$376,473

The following table sets forth our available-for-sale and held-to-maturity investments as of the dates indicated:

As of:
	September 30, 2006	December 31, 2005	September 30, 2005
Available-for-Sale Investments:
Auction rate equity securities	$ 21,300	$ 43,300	$ 61,873
Auction rate debt securities and
variable rate demand notes	150,670	339,615	307,015
	$ 171,970	$ 382,915	$ 368,888
Held-to-Maturity Investments:
Marketable debt securities	$ 11,494	$ 14,775	$ 7,585

The following table sets forth the contractual maturities of our auction rate debt securities and variable rate demand notes classified as available-for-sale as of the dates indicated:

	Fair Value as of:
Available-for-Sale	September 30, 2006	December 31, 2005	September 30, 2005
Due within five years	$ 1,000	$ 1,000	$ 1,001
Due after five years through ten years	7,835	30,430	3,387
Due after ten years	141,835	308,185	302,627
	$ 150,670	$ 339,615	$ 307,015

Our non-current investments that were classified as held-to-maturity securities as of September 30, 2005 and December 31, 2005 had remaining contractual maturities between one and two years.

8.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	41,810	46,292	43,248	46,186

Shares assumed issued (less shares
assumed purchased for treasury) for
stock options and restricted stock	893	965	933	971

Outstanding shares for diluted
earnings per share calculation	42,703	47,257	44,181	47,157

Shares underlying outstanding stock options that would have an antidilutive effect on our calculation of earnings per share (30 at September 30, 2006 and 562 at September 30, 2005) have been excluded from the above calculation.

9.	Employee Pension Benefits

The net periodic benefit costs for the ESI Pension Plan and the ESI Excess Pension Plan are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Service cost	$0	$1,800	$1,669	$5,400
Interest cost	786	725	2,276	2,175
Expected return on assets	(1,219)	(800)	(3,259)	(2,400)
Recognized net actuarial loss	188	325	667	975
Amortization of prior service cost	0	(22)	(22)	(66)
Net periodic pension cost/(benefit)	$(245)	$2,028	$1,331	$6,084

In January 2006, we contributed $15,000 to the ESI Pension Plan which we believe is sufficient to fully fund the plan at this time. Additional contributions, however, may be made, as required, in the future. Prepaid pension costs of $18,681 are included in other assets in the September 30, 2006 Condensed Consolidated Balance Sheet.

Effective March 31, 2006, the benefits accrued under the ESI Pension Plan and the ESI Excess Pension Plan were frozen for all participants in those plans. Participants in those plans will, however, continue to vest and be credited with interest according to the terms of the ESI Pension Plan and the ESI Excess Pension Plan. As a result of the freeze, we recognized a pre-tax curtailment gain of $684 in the nine months ended September 30, 2006, due to the acceleration of the amortization of prior service cost and decrease in projected benefit obligation.

10.	Income Taxes

Our combined federal and state effective income tax rate was 37.5% for the three months ended September 30, 2006 compared to 36.9% for the three months ended September 30, 2005. During the third quarter of 2005, we reduced our tax reserves following the favorable resolution of state income tax reviews. In addition, a favorable return to provision adjustment for the tax year ended December 31, 2004 was recorded in the three months ended September 30, 2005. We did not record similar adjustments in the three months ended September 30, 2006.

Our combined federal and state effective income tax rate was 37.5% for the nine months ended September 30, 2006 compared to 38.3% for the nine months ended September 30, 2005.

11.	Contingencies

As of September 30, 2006, we continued to provide an irrevocable standby letter of credit in the amount of $219 to secure the payment of construction costs associated with a facility that we are building. As of September 30, 2006, we continued to provide irrevocable letters of credit in the total amount of $1,258 to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

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

On September 30, 2005, the CAG and we agreed to settle the State of California’s claims in the Mahmoud Action (without an admission of liability), pursuant to which we will pay the State $725 in exchange for the State’s release of all claims under the California False Claims Act that were asserted against us in the Mahmoud Action arising from the award of Cal Grant Program funds to our students during the Relevant Period. The settlement of the State of California’s claims was conditioned upon:

•	the court’s approval of the fairness, adequacy and reasonableness of the settlement terms;
•	the court’s final dismissal of the remainder of the Mahmoud Action; and
•	the California Student Aid Commission’s (the “CSAC”) agreement not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action.

On October 12, 2005, the court unsealed the Mahmoud Action, upon which we learned that the DOJ, on behalf of the federal government, declined to intervene in the Mahmoud Action on September 30, 2005. On November 17, 2005, the CSAC agreed not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action. On July 19, 2006, the court dismissed all of the claims related to the federal False Claims Act. On October 4, 2006, the court ruled that all of the conditions precedent to the settlement of the State of California’s claims in the Mahmoud Action were satisfied and, following that ruling, the settlement was consummated.

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

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments, under different assumptions or conditions.

Background

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2006, we were offering diploma, associate, bachelor and master degree programs to more than 48,000 students. As of September 30, 2006, we had 87 institutes and eight learning sites of those institutes located in 33 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and recruit and are accredited by an accrediting commission recognized by the U.S. Department of Education. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of September 30, 2006, all of our program offerings were degree programs, except at one institute which was seeking authorization to award degrees. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the third quarter of 2006, we began operations at one new learning site. A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus. Our overall expansion plans include:

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

Equity-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, which prescribes accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates and he or she is eligible to retire. If a grantee of this type of stock-based compensation is or becomes eligible to retire, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over the lesser of the vesting period set forth in the agreement granting that stock-based compensation or the period before the grantee becomes eligible to retire. We recognize stock-based compensation expense on a straight-line basis over the service period applicable to the grantee.

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

Prior to January 1, 2006, we accounted for stock-based compensation to employees and directors in accordance with the intrinsic value method under APB Opinion No. 25 and related interpretations. Under the intrinsic value method, minimal compensation expense was recognized in our financial statements, because the vast majority of the stock-based compensation that we granted was in the form of nonqualified stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the date of grant.

In the nine months ended September 30, 2006, we granted stock options and restricted stock to certain employees and directors. In 2006, we began granting restricted stock, instead of stock options, to:

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

Stock-based compensation expense in the three months ended September 30, 2006 was $0.5 million, or approximately $0.3 million, net of tax, compared to $0 in the three months ended September 30, 2005. Stock-based compensation expense in the nine months ended September 30, 2006 was $2.7 million, or approximately $1.7 million, net of tax, compared to $0 in the nine months ended September 30, 2005. As of September 30, 2006, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $2.0 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately 2.5 years.

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of all unvested, nonqualified stock options granted to our employees and directors that had exercise prices greater than the closing price of our common stock on that date. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October

24, 2005. The purpose for accelerating the vesting of those stock options was to reduce our future compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006.

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

See also Notes 2 and 4 of the Notes to Condensed Consolidated Financial Statements set forth elsewhere in this report for further discussion of stock-based compensation and SFAS No. 123R.

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

In the three months ended September 30, 2006 and September 30, 2005 and in the nine months ended September 30, 2006, approximately 96% of our revenue represented tuition charges and approximately 4% of our revenue represented laptop computer sales, tool kit sales and student fees. In the nine months ended September 30, 2005, approximately 97% of our revenue represented tuition charges and approximately 3% of our revenue represented laptop computer sales, tool kit sales and student fees. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in our programs;
•	how long a student remains enrolled;
•	how many courses a student takes during each period of enrollment; and
•	the total number of students enrolled.

Each of these factors is known at the time our tuition revenue is calculated.

Allowance for Doubtful Accounts. We record a receivable for the tuition earned in excess of the payment received from or on behalf of a student for that tuition. The individual student balances of these receivables are insignificant. We extend unsecured credit for tuition and fees to our students. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis, using the institute’s historical collection experience. We review the historical collection experience for each institute, consider other facts and circumstances related to an institute and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students after a reasonable period of unsuccessful collection efforts.

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

Changes in circumstances, such as changes in our curricula and technological advances, may result in the actual useful lives of our property and equipment differing from our estimates. We regularly review and evaluate the estimated useful lives of our property and equipment. Although we believe that our assumptions and estimates are reasonable, deviations from our assumptions and estimates could produce a materially different result.

Direct Marketing Costs. Direct costs incurred relating to the enrollment of new students are capitalized using the successful efforts method. Direct marketing costs subject to capitalization include salaries and employee benefits of recruiting representatives and other direct costs. Successful efforts is the ratio of students enrolled to prospective students interviewed. The higher the rate of interviewed students who enroll, the greater the percentage of our direct marketing costs that are capitalized. We amortize our direct marketing costs on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets. The direct costs subject to capitalization are readily quantifiable and are not subject to estimation. The amortization method and period are based on historical trends of student enrollment and retention activity and are not subject to significant assumptions. We regularly evaluate the factors used to determine the amounts to be deferred and amortized and the future recoverability of those deferred costs.

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

New Accounting Pronouncements

In July 2006, the FASB released FIN No. 48, which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 as of January 1, 2007, and any cumulative effect of adopting FIN No. 48 will be recorded as an adjustment to retained earnings. We have not determined the effect that the adoption of FIN No. 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which provides guidance on the use of fair value to measure assets and liabilities and expands the disclosure required in a company’s financial statements for fair value measurements. SFAS No. 157 will apply whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities and is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 no later than January 1, 2008. We have not determined the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 158, which requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. Those provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We anticipate that the adoption of those provisions of SFAS No. 158 will result in the recognition of a net asset and an amount in other comprehensive income on our December 31, 2006 consolidated balance sheet.

SFAS No. 158 also requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and will be adopted by us no later than December 31, 2008. We have not determined the effect that the adoption of this provision of SFAS No. 158 will have on our consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	44.6	46.1	48.4	48.1
Student services and administrative expenses	28.4	27.9	30.2	29.8
Special legal and other investigation costs	--	(3.7)	--	0.3
Operating income	27.0	29.7	21.4	21.8
Interest income, net	0.9	1.2	1.1	1.2
Income before provision for income taxes	27.9%	30.9%	22.5%	23.0%

The following table sets forth our total student enrollment as of the dates indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	2006		2005
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	43,868	5.6%	41,557	9.2%
June 30	44,025	6.3%	41,419	7.0%
September 30	48,155	8.6%	44,331	5.1%
December 31	Not applicable	Not applicable	42,985	5.2%

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

The following table sets forth our new student enrollment in the periods indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	2006		2005
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	11,264	14.7%	9,824	6.1%
June 30	11,674	10.4%	10,576	3.1%
September 30	16,789	6.0%	15,845	9.0%
December 31	Not applicable	Not applicable	8,828	11.6%
Total for the year	Not applicable	Not applicable	45,073	7.4%

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

The following table sets forth the rates of our students’ persistence for the periods indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2004	78.0%	74.8%	71.4%	78.2%
2005	77.6%	74.2%	68.8%	77.0%
2006	75.8%	73.7%	71.2%	Not applicable

In the second quarter of 2004, we began using the Hybrid Delivery Model with a larger number of our students, which increased the number of courses that we taught online over the Internet to our students. Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach on campus. As a result of the use of the Hybrid Delivery Model, our students’ persistence decreased. In the second quarter of 2006, we modified the Hybrid Delivery Model for certain programs at select ITT Technical Institutes, such that students are no longer required to take one course online each academic quarter. In the third quarter of 2006, we expanded that modification to all programs at all ITT Technical Institutes that use the Hybrid Delivery Model. As modified, the Hybrid Delivery Model provides qualifying students with the option of taking one course online each academic quarter. Nonqualifying students are required to take all of their courses in residence at the institute each academic quarter. We consider a number of factors in determining whether a student qualifies, including his or her previous academic performance and success in courses taught online. We believe that increasing our students’ face-to-face interaction with their instructors will cause our students’ persistence to improve.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005.

Revenue increased $12.9 million, or 7.3%, to $189.7 million in the three months ended September 30, 2006 compared to $176.8 million in the three months ended September 30, 2005, primarily due to:

•	a 5% increase in tuition rates in March 2006;
•	a 6.3% increase in the total student enrollment at our institutes at June 30, 2006 compared to June 30, 2005; and
•	a 6.0% increase in the new student enrollment at our institutes at September 30, 2006 compared to September 30, 2005.

The increase in student enrollment was primarily due to:

•	operating new institutes and learning sites;
•	an increased number of institutes offering bachelor degree programs; and
•	an increased number of new programs of study offered by our institutes.

The increase in revenue was partially offset by an increase in the number of students who were enrolled part-time and, therefore, taking less than a full course load.

Cost of educational services increased $3.2 million, or 3.9%, to $84.6 million in the three months ended September 30, 2006 compared to $81.4 million in the three months ended September 30, 2005. The principal causes of this increase included:

•	increased costs associated with operating new institutes and learning sites;

•	the costs required to service the increased total student enrollment;
•	increased costs associated with increased sales of laptop computers; and
•	increased stock-based compensation expense.

Cost of educational services as a percentage of revenue decreased to 44.6% in the three months ended September 30, 2006 from 46.1% in the three months ended September 30, 2005, primarily due to a decrease in compensation and benefit expense arising from the freeze of our pension plans and changes made with respect to course scheduling, which was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $4.7 million, or 9.4%, to $54.0 million in the three months ended September 30, 2006 compared to $49.3 million in the three months ended September 30, 2005. The principal causes of this increase were the media advertising costs to promote new locations, which resulted in an 18.4% increase in media advertising costs, as well as normal inflationary increases in compensation costs.

Student services and administrative expenses increased to 28.4% of revenue in the three months ended September 30, 2006 compared to 27.9% of revenue in the three months ended September 30, 2005, primarily due to the increase in media advertising costs, partially offset by lower bad debt expense. The increased media advertising costs were primarily due to the promotion of new institutes. Our decrease in bad debt expense was primarily the result of improved collection efforts.

In the three months ended September 30, 2005, we reduced the accrual of estimated legal costs associated with the Actions by $6.5 million. We did not record any adjustment to the accrual of estimated legal costs associated with the Actions in the three months ended September 30, 2006. See Note 6 of the Notes to Condensed Consolidated Financial Statements set forth elsewhere in this report.

Operating income decreased $1.4 million, or 2.6%, to $51.1 million in the three months ended September 30, 2006 compared to $52.5 million in the three months ended September 30, 2005. The operating margin decreased to 27.0% of revenue in the three months ended September 30, 2006 compared to 29.7% in the three months ended September 30, 2005. The decreases in operating income and operating margin were primarily due to:

•	the $6.5 million reduction to the accrual of estimated legal costs associated with the Actions in the three months ended September 30, 2005;
•

increased costs associated with seven more institutes and learning sites that were in the first two years of operation in the three months ended September 30, 2006 compared to in the three months ended September 30, 2005;

•	the costs required to service the increased total student enrollment;
•	increased media advertising costs;
•	increased costs associated with increased sales of laptop computers; and
•	increased stock-based compensation expense.

Our combined federal and state effective income tax rate was 37.5% in the three months ended September 30, 2006 compared to 36.9% in the three months ended September 30, 2005. The difference was primarily due to a reduction in tax reserves following the favorable resolution of state income tax reviews and a favorable provision to return adjustment for the tax year December 31, 2004 that was recorded in the three months ended September 30, 2005. No similar adjustments were recorded in the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005.

Revenue increased $45.9 million, or 9.1%, to $551.6 million in the nine months ended September 30, 2006 compared to $505.7 million in the nine months ended September 30, 2005, primarily due to:

•	a 5% increase in tuition rates in March 2005 and 2006; and
•	a 5.2% increase in the total student enrollment at our institutes at December 31, 2005 compared to December 31, 2004.

The increase in student enrollment was primarily a result of:

•	operating new institutes and learning sites;

•	an increased number of institutes offering bachelor degree programs; and
•	an increased number of new programs of study offered by our institutes.

Cost of educational services increased $24.2 million, or 9.9%, to $267.5 million in the nine months ended September 30, 2006 compared to $243.3 million in the nine months ended September 30, 2005. The principal causes of this increase included:

•	increased costs due to operating new institutes and learning sites;
•	the costs required to service the increased total student enrollment;
•	increased costs associated with increased sales of laptop computers; and
•	increased stock-based compensation expense.

Cost of educational services as a percentage of revenue increased to 48.4% in the nine months ended September 30, 2006 from 48.1% in the nine months ended September 30, 2005, primarily due to the costs associated with operating new institutes and learning sites and the increased costs associated with increased sales of laptop computers.

Student services and administrative expenses increased $15.8 million, or 10.5%, to $166.5 million in the nine months ended September 30, 2006 compared to $150.7 million in the nine months ended September 30, 2005. The principal causes of this increase included:

•	an increase in media advertising costs of 18.3% to promote new locations and program offerings;
•	normal inflationary cost increases for compensation and other costs of services; and
•	an increase in stock-based compensation expense.

Student services and administrative expenses increased to 30.2% of revenue in the nine months ended September 30, 2006 compared to 29.8% of revenue in the nine months ended September 30, 2005, primarily due to an increase in media advertising costs, which was partially offset by a decrease in compensation expense arising from the freeze of our pension plans. The increased media advertising costs were primarily due to the promotion of new institutes, learning sites and programs.

Special legal and other investigation costs decreased $1.6 million to $(0.4) million in the nine months ended September 30, 2006 compared to $1.2 million in the nine months ended September 30, 2005. This decrease had a favorable effect on our results of operations. We reduced the accrual of estimated legal costs associated with the Actions by $0.4 million in the nine months ended September 30, 2006. We recorded a charge of $1.2 million in the nine months ended September 30, 2005 for estimated legal costs associated with the Actions. See Note 6 of the Notes to Condensed Consolidated Financial Statements set forth elsewhere in this report.

Operating income increased $7.5 million, or 6.8%, to $118.0 million in the nine months ended September 30, 2006 compared to $110.5 million in the nine months ended September 30, 2005. The operating margin decreased to 21.4% of revenue in the nine months ended September 30, 2006 compared to 21.8% in the nine months ended September 30, 2005, primarily as a result of:

•

increased costs associated with an average of nine more institutes and learning sites that were in the first two years of operation in the nine months ended September 30, 2006 compared to in the nine months ended September 30, 2005;

•	increased media advertising costs to support new locations;
•	increased costs associated with the increased sales of laptop computers; and
•	increased stock-based compensation expense.

The operating margin was favorably affected by the $1.6 million change in special legal and other investigation costs.

Our combined federal and state effective income tax rate was 37.5% in the nine months ended September 30, 2006 compared to 38.3% in the nine months ended September 30, 2005, primarily due to:

•	an increase in the tax exempt investment income earned in the nine months ended September 30, 2006; and
•	certain state income tax planning initiatives.

Financial Condition, Liquidity and Capital Resources

Due to the seasonal pattern of enrollments and our receipt of tuition payments, comparisons of our financial position and cash generated from operations should be made both to the end of the previous year and to the corresponding period of the previous year.

Cash and cash equivalents were $4.7 million as of September 30, 2006 compared to $20.1 million as of September 30, 2005 and $13.7 million as of December 31, 2005.

Operations. Cash from operating activities was $57.4 million in the three months ended September 30, 2006 compared to $50.3 million in the three months ended September 30, 2005. The increase of $7.1 million was primarily due to:

•	certain working capital initiatives;
•	the accelerated receipt of funds from the Title IV Programs; and
•	improved collection of our receivables.

In the nine months ended September 30, 2006, cash from operating activities was $108.8 million compared to $80.3 million in the nine months ended September 30, 2005. The increase of $28.5 million was primarily due to:

•	an increase in net income;
•	the timing of income tax payments;
•	an increase in non-cash charges, such as stock-based compensation;
•	the accelerated receipt of funds from the Title IV Programs; and
•	improved collection of our receivables.

The excess tax benefit from stock option exercises of $0.9 million in the three months ended September 30, 2005 and $3.8 million in the nine months ended September 30, 2005 was presented under cash flow from operating activities. Beginning in 2006, SFAS No. 123R requires us to present the excess tax benefit from stock option exercises under cash flows from financing activities.

Accounts receivable, net, was $12.2 million as of September 30, 2006 compared to $17.9 million as of September 30, 2005. Days sales outstanding decreased 3.4 days to 5.9 days at September 30, 2006 compared to 9.3 days at September 30, 2005, primarily due to:

•	the accelerated receipt of funds from the Title IV Programs;
•	improved collection of our receivables; and
•	our students’ increased use of private loans.

Investing. In the three months ended September 30, 2006, we spent $5.9 million to renovate, expand or construct buildings at eight of our locations compared to $3.7 million for similar expenditures at nine locations in the three months ended September 30, 2005. Capital expenditures (excluding facility expenditures) totaled $7.6 million in the three months ended September 30, 2006 compared to $4.1 million in the three months ended September 30, 2005.

In the nine months ended September 30, 2006, we spent $16.8 million to purchase, renovate, expand or construct buildings at 13 of our locations compared to $23.5 million for similar expenditures at 14 locations in the nine months ended September 30, 2005. Capital expenditures (excluding facility expenditures) totaled $20.7 million in the nine months ended September 30, 2006 compared to $14.1 million in the nine months ended September 30, 2005.

Financing. On April 25, 2006, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock, beyond the remaining repurchase authorization of 3,287,700 shares as of January 1, 2006, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. In the three months ended September 30, 2006, we repurchased 1,153,900 outstanding shares of our common stock at a total cost of $77.1 million, or at an average cost per share of $66.84. In the nine months ended September 30, 2006, we repurchased 5,040,100 outstanding shares of our common stock at a total cost of $323.8 million, or at an average cost per share of $64.24.

As of September 30, 2006, our repurchase authorization permitted us to repurchase an additional 3,247,600 shares of our common stock. Pursuant to the Board’s stock repurchase authorization, we may elect to repurchase additional shares of our common stock from time to time in the future, depending on market conditions and other considerations. The purpose of the stock repurchase program is to help us achieve our long-term goal of enhancing shareholder value.

As of September 30, 2006, we had $183.5 million of short-term investments compared to $374.4 million as of September 30, 2005 and $388.2 million as of December 31, 2005. The decrease was primarily due to repurchases of our outstanding shares of common stock.

We do not believe that reductions in cash and cash equivalents or investments that may result from future stock repurchases or facility purchases will have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations.

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2006:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)
Operating Lease Obligations	$113.1	$27.6	$49.5	$22.9	$13.1

Off-Balance Sheet Arrangements

As of September 30, 2006, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and management expects that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2006, the total face amount of those surety bonds was $16.9 million. As of September 30, 2006, we continued to provide irrevocable letters of credit in the total amount of $1.3 million to our workers’ compensation insurance providers to secure the payment of our workers’ compensation claims.

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

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2006, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

On September 30, 2005, the CAG and we agreed to settle the State of California’s claims in the Mahmoud Action (without an admission of liability), pursuant to which we will pay the State $725,000 in exchange for the State’s release of all claims under the California False Claims Act that were asserted against us in the Mahmoud Action arising from the award of Cal Grant Program funds to our students during the Relevant Period. The settlement of the State of California’s claims was conditioned upon:

•	the court’s approval of the fairness, adequacy and reasonableness of the settlement terms;
•	the court’s final dismissal of the remainder of the Mahmoud Action; and
•	the California Student Aid Commission’s (the “CSAC”) agreement not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action.

On October 12, 2005, the court unsealed the Mahmoud Action, upon which we learned that the DOJ, on behalf of the federal government, declined to intervene in the Mahmoud Action on September 30, 2005. On November 17, 2005, the CSAC agreed not to bring any administrative action against us with respect to any of the allegations or claims against us in the Mahmoud Action. On July 19, 2006, the court dismissed all of the claims related to the federal False Claims Act. On October 4, 2006, the court ruled that all of the conditions precedent to the settlement of the State of California’s claims in the Mahmoud Action were satisfied and, following that ruling, the settlement was consummated.

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

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Form 10-Q before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.  The following material change occurred in our third fiscal quarter of 2006 to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006:

A high percentage of the Title IV Program loans that our students receive are made by one lender and guaranteed by one guaranty agency. Through the third quarter of our 2006 fiscal year, one lender provided approximately 68% and two other lenders provided approximately 32% of the Federal Family Education Loan (“FFEL”) program loans that our students received and one loan guaranty agency guaranteed almost 100% of the FFEL program loans made to our students. If FFEL program loans by our primary lender or guarantees of those loans by our primary guaranty agency were significantly reduced or no longer available and we were unable to timely identify other lenders and guaranty agencies to make and guarantee FFEL program loans for our students, that could:

•	delay our students’ receipt of their loans;
•	increase our receivables;
•	cause our student population to decrease; and
•	have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2006:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2006 through July 31, 2006	--	$ --	--	4,401,500
August 1, 2006 through August 31, 2006	1,153,900	66.84	1,153,900	3,247,600
September 1, 2006 through September 30, 2006	--	--	--	3,247,600
Total	1,153,900	$ 66.84	1,153,900

_____________________________

(1)

On April 27, 2006, we announced that our Board of Directors on April 25, 2006 authorized us to repurchase an additional 5,000,000 shares of our common stock (the “Repurchase Program”). As of September 30, 2006, 3,247,600 shares remained available for repurchase under the Repurchase Program. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 5.	Other Information.

On October 24, 2006, our Board of Directors modified the compensation that we will pay our non-employee directors for their service on our Board of Directors in 2007, as follows:

•

the $60,000 annual retainer paid to each non-employee director for his or her service on our Board of Directors will be payable in one installment on January 1, 2007, at the election of each non-employee director, in cash or shares of our common stock (“Shares”) in increments of 25% each; and

•

the equity-based compensation to be granted under the 2006 ITT Educational Services, Inc. Equity Compensation Plan to each non-employee director for his or her service on our Board of Directors will be a grant of restricted stock units (“RSUs”) with a time-based period of restriction that:

•

has an aggregate grant date fair value of $100,000, plus the value associated with any fractional RSU necessary to cause the grant to be for a whole number of RSUs, pursuant to which the value is determined based on the closing market price of a Share on the effective date of the grant;

•	is effective on the tenth business day following our 2007 Annual Meeting of Shareholders;
•	has a time-based period of restriction of three years; and
•	is settled on the first business day following the last day of the period of restriction by the delivery of one Share for each RSU in the grant.

Item 6.	Exhibits.

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

Date: October 26, 2006

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q)
10.54	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.57	First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.58	Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.59	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350