Form 10-K
period 2006-12-31
ITT EDUCATIONAL SERVICES INC
filed 2007-02-23
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2061311
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13000 North Meridian Street

Carmel, Indiana	46032-1404
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (317) 706-9200

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

$2,772,824,786

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2006 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

41,083,403

Number of shares of Common Stock, $.01 par value, outstanding at January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual Meeting	PART III

of Shareholders to be held May 8, 2007

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2006

PART I

Item 1.	Business.

Forward-Looking Statements: All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially are the following:

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

•	our ability to implement our growth strategies;
•	our failure to maintain or renew required regulatory authorizations or accreditations of our institutes;
•	receptivity of students and employers to our existing program offerings and new curricula;
•	loss of access by our students to lenders for student loans; and
•	our ability to successfully defend litigation and other claims brought against us.

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

Background

We are a Delaware corporation incorporated in 1946. Our principal executive offices are located at 13000 North Meridian Street, Carmel, Indiana 46032-1404, and our telephone number is (317) 706-9200. From 1966 until our initial public offering on December 27, 1994, we were wholly owned by ITT Corporation, an Indiana corporation, formerly a Delaware corporation and formerly known as ITT Industries, Inc. (“Old ITT”). On September 29, 1995, ITT Corporation, a Nevada corporation (“ITT”), succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of our common stock. Public offerings of our common stock by ITT in June 1998 and February 1999 and our repurchase of 1,500,000 shares of our common stock from ITT in February 1999 completely eliminated ITT’s beneficial ownership of any of our common stock.

Overview

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2006, we were offering diploma, associate, bachelor and master degree programs to approximately 47,000 students. As of December 31, 2006, we had 87 institutes and nine learning sites of those institutes located in 33 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and recruit, and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of December 31, 2006, all of our programs were degree programs, except for a few diploma programs offered at six institutes that are being converted to degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In 2006, we began operations at six new institutes and added five learning sites to existing institutes. A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus. In 2007, we plan to begin operations at six to eight new locations. In 2006, we continued our efforts to diversify our program offerings by developing residence and online programs at different degree levels in technology and non-technology fields of study that we intend to offer at our institutes. Most of our residence associate degree and bachelor degree programs are being taught in residence on campus on a three-day-per-week class schedule or under our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others may be taught either entirely online over the Internet or partially online over the Internet and partially in residence on campus (the “Hybrid Delivery Model”). In 2006, we also continued our alliance with an international educator in China, pursuant to which a number of our curricula are offered to students in China either by us through online programs offered over the Internet or by the international educator through residence programs under a license to use our curricula. Our expansion plans include:

•	operating new institutes;
•	adding learning sites to existing institutes;
•	offering a broader range of both residence and online programs at our existing institutes; and
•	increasing the number of our institutes that offer bachelor degree programs.

As of December 31, 2006, 59 of our institutes offered one or more bachelor degree programs of study.

Business Strategy

Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to increase revenue and operating efficiencies by increasing the number and types of program offerings and student enrollment at existing institutes, operating new institutes across the United States, adding learning sites to existing institutes and licensing the use of our curricula to third parties. The principal elements of this strategy include the following:

Enhance Results at the Institute Level.

Increase Enrollments at Existing Institutes. We intend to increase recruiting efforts aimed at enrolling more working adults at our existing institutes. In addition, we believe that current demographic and employment trends will allow us to enroll a greater number of high school graduates.

Broaden Availability of Current Program Offerings. We intend to continue expanding the number of program offerings at our existing institutes. Our objective is to offer multiple programs at each institute. Our 87 institutes provide significant potential for the introduction of existing programs at a broader number of institutes. We believe that introducing new programs at existing institutes will attract more students. In 2006, we added a total of 142 program offerings among 45 existing institutes, and in 2007 we intend to add at least 105 program offerings among approximately 60 existing institutes.

Develop or Acquire Additional Programs. In 2006, we continued our efforts to diversify our program offerings by developing residence and online programs at different degree levels in both technology and non-technology fields of study. In 2007, we plan to continue developing additional residence and online programs at different degree levels in technology and non-technology fields of study to be offered at our institutes. The new degree programs are expected to involve a variety of disciplines and be at the associate and bachelor degree levels. We intend to develop both a residence and online version of many of the new programs. We believe that offering new programs and making our programs more convenient for students can attract a broader base of students, motivate current students to extend their studies and help us improve the utilization of our facilities.

Extend Total Program Duration. In 2006, we increased the number of our institutes that offer bachelor degree programs from 54 to 59. In 2007, we intend to increase the number of our institutes that offer bachelor degree programs to approximately 65. The average combined total program time that students are enrolled in one or more of our programs has increased over time as a result of:

•	a portion of the graduates of our associate degree programs enrolling in bachelor degree programs at our institutes; and
•	a portion of our new students beginning their studies in bachelor degree programs, instead of first completing associate degree programs.

We believe that the average combined total program time of our students will increase further as we:

•	increase the number of our institutes offering bachelor degree programs;
•	add additional bachelor degree programs at our institutes; and
•	expand our online curricula offerings to include additional master degree programs.

Improve Student Outcomes. We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to these services.

Geographically Expand Our Institutes and Program Offerings. We plan to add new institutes and learning sites of existing institutes at locations throughout the United States. Using our proprietary methodology, we determine locations for new institutes and learning sites based on a number of factors, including demographics and population and employment growth. The following table sets forth the number of new institutes and new learning sites that began operations in the years indicated:

	2006	2005	2004
New institutes	6	4	2
New learning sites	5	3	1
	11	7	3

We plan to begin operations at six to eight new locations in 2007. We will also continue to consider acquiring schools. We currently offer one or more of our online programs to students in 48 states and the District of Columbia. We intend to expand the number of our online programs offered in each state in 2007.

Increase Margins By Leveraging Fixed Costs at Institute and Headquarters Levels. Our efforts to optimize institute capacity and class size have allowed us to increase student enrollment without incurring a proportionate increase in fixed costs at our institutes. In addition, we have realized substantial operating efficiencies by centralizing management functions and implementing operational uniformity among our institutes. We will continue to seek to improve margins by increasing enrollments and revenue without incurring a proportionate increase in fixed costs, and by reducing our variable costs.

Programs of Study

As of December 31, 2006, we were offering:

•	25 degree programs in various fields of study;
•	five diploma programs in various fields of study;
•	at least one program involving information technology (“IT”) at 87 of our institutes;
•	at least one program involving electronics technology at 87 of our institutes;
•	at least one program involving drafting and design at 87 of our institutes,
•	at least one program involving business at 71 of our institutes;
•	at least one program involving criminal justice at 66 of our institutes; and
•	at least one program involving health sciences at 24 of our institutes.

The following table sets forth information regarding the programs of study we were offering as of December 31, 2006:

	Number of Institutes Offering the Programs at December 31, 2006
	Master Degree	Bachelor Degree	Associate Degree	Diploma (1)
School of Business
Business Administration (2)	1 (3)	41	12	6
Business Administration – Marketing Management option and Project Management option	—	1	—	—
Business Administration – Finance option, Human Resources Management option, Marketing option, Marketing Management option and Project Management option (3)	—	1	—	—
Business Administration – Project Management	—	1	—	—
Business Accounting Technology (2)	—	12	9	—
Business Accounting Technology – Financial Accounting option and Internal Controls option	—	1	—	—
Technical Project Management (2)	—	35	—	—
School of Criminal Justice
Criminal Justice (2)	—	50	16	4
Criminal Justice - Cybersecurity (2)	—	1	—	—
School of Drafting and Design
Computer Drafting and Design	—	—	81	1
Construction Management (2)	—	22	—	—
Digital Entertainment and Game Design	—	44	—	—
Graphic Design	—	2	—	—
Multimedia (4)	—	—	82	—
School of Electronics Technology
Computer and Electronics Engineering Technology	—	—	86	1
Electronics and Communications Engineering Technology	—	52	—	—
Industrial Automation Engineering Technology	—	5	—	—
School of Information Technology
Computer Network Systems (4)	—	—	86	1
Data Communication Systems Technology	—	22	—	—
Information Systems Administration (3)	—	—	1	—
Information Systems Security (2)	—	54	—	—
Software Applications and Programming (4)	—	—	68	—
Software Engineering Technology	—	17	—	—
Web Development (4)	—	—	58	—
School of Health Sciences
Health Information Technology	—	—	24	—

__________________

(1)

We have submitted, or are in the process of submitting, the requisite applications to the applicable state education authorities for approval to offer the diploma programs identified in this column as associate degree programs at each of the affected ITT Technical Institutes.

(2)	Residence and online program. Our institute in Indianapolis is the only institute that presently offers online programs.
(3)	Online program. Our institute in Indianapolis is the only institute that presently offers online programs.
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

We design our programs to help graduates prepare for careers in various fields involving their education by offering students a broad-based foundation in a variety of skills used in those fields. Graduates of our IT programs have obtained a variety of entry-level positions in various fields involving IT, such as network administration, technical support, network technology and systems technology. Graduates of our drafting and design programs have obtained a variety of entry-level positions in various fields involving drafting and design, such as computer-aided drafting, electrical and electronics drafting, mechanical drafting, architectural and construction drafting, civil drafting, interior design, landscape architecture and multimedia communications. Graduates of our electronics technology programs have obtained a variety of entry-level positions in various fields involving electronics, such as electronics product design and fabrication, communications, computer technology, industrial electronics, instrumentation, telecommunications and consumer electronics. There is an insignificant number of graduates of those bachelor degree programs that have been offered for less than five years or associate degree programs that have been offered for less than three years, but we believe that the graduates of our:

•	criminal justice programs should obtain a variety of entry-level positions involving criminal justice in both the private and public sectors;
•	business programs should obtain a variety of entry-level positions in various types of businesses involving the subject matter of their programs of study; and
•	health sciences programs should obtain a variety of entry-level positions involving the subject matter of their programs of study.

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year, with new students beginning at the start of each academic quarter. Students taking a full-time course load can complete our diploma and associate degree programs in eight academic quarters, bachelor degree programs in 15 academic quarters and master degree program in seven academic quarters. We typically offer classes in most residence programs in:

•	3.5 to 5.5 hour sessions three days a week, Monday through Saturday, with all program courses taught entirely or partially in residence; or
•	two to three days a week, Monday through Saturday, with certain program courses taught entirely or partially online over the Internet most academic quarters.

At some of our institutes, we also offer classes in some residence programs in four to ten hour sessions one or two days a week on weekends, with certain program courses taught entirely online over the Internet most academic quarters. Depending on student enrollment, class sessions are generally available in the morning, afternoon and evening. The courses that are taught online over the Internet are delivered through an asynchronous learning network and have a prescribed schedule for completion of the coursework. The class schedule for our residence courses and the coursework completion schedule for our online courses generally provide students with the flexibility to maintain employment concurrently with their studies. Based on student surveys, we believe that a substantial majority of our students work at least part-time during their programs of study.

Most of our programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates begin to prepare for a changing economic and/or technological environment. A significant portion of most programs offered at our institutes involves practical study in a lab environment.

The learning objectives of most courses in each program of study are substantially the same among our institutes to provide greater uniformity and to better enable students to transfer, if necessary, to other institutes offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of our institutes establishes an advisory committee for each field of study, which is comprised of representatives of local employers. These advisory committees assist our institutes in assessing and updating curricula, equipment and laboratory design. In addition to courses directly related to a student's program of study, our programs also include general education courses, such as economics, mathematics, composition and sociology.

Tuition for a student entering an undergraduate residence program in December 2006 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $14,580 for all of our undergraduate residence programs, except as adjusted in some states to reflect applicable taxes and fees. We typically adjust the tuition for our programs of study at least annually. The majority of students attending residence programs at our institutes lived in that institute's metropolitan area prior to enrollment. We do not provide any student housing.

Student Recruitment

We strive to attract students with the motivation and ability to complete the career-oriented educational programs offered by our institutes. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our institutes and the programs they offer. These activities include television, Internet and other media advertising, direct mailings and high school presentations. We employ approximately 1,000 full- and part-time recruiting representatives to assist in local recruiting efforts.

Local recruiting representatives of an institute pursue expressions of interest from potential students for our residence programs of study by contacting prospective students and arranging for interviews at the campus or any learning site of that institute. Occasionally, we also pursue expressions of interest from students for our residence programs of study by contacting them and arranging for their attendance at a seminar providing information about the institute and its programs. We pursue expressions of interest from potential students for our online programs of study by providing program and resource information on our website and through telephone calls, electronic mail and the mail.

Student recruitment activities are subject to substantial regulation at both the state and federal level and by our accrediting commission. Most states have bonding and licensing requirements that apply to many of our representatives and other employees involved in student recruitment. Our Director, Field Recruitment and Training and the District Directors of Recruitment oversee the implementation of recruitment policies and procedures. In addition, our compliance department generally reviews student recruiting practices at each of our institutes on at least an annual basis.

Student Admission and Retention

We strive to admit incoming students who have the ability to complete their chosen programs of study. We require all applicants for admission to any of our institutes' programs of study to have a high school diploma or a recognized equivalent. Depending on the program of study and the institute, applicants may also be required to pass an admission examination or possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution. Our student demographics as of December 31, 2006, were as follows:

Student Demographics	Approximate Percent of Student Census
Age
19 or less	17%
20 through 24	39%
25 through 30	24%
31 or over	20%
Gender
Male	78%
Female	22%
Race
Caucasian	55%
Minority (1)	45%

(1)	Based on applicable federal classifications.

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

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 76% of the Employable Graduates (as defined below) from our institutes' programs during 2005 either obtained employment by April 30, 2006, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. Employable Graduates include all of the graduates from our institutes, except for those graduates who:

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

Each of our institutes employs personnel to offer its students and graduates career services. These persons assist in job searches, solicit employment opportunities from employers and provide information on job search techniques, where to access employer information, writing resumes and how to prepare for, appear at and conduct oneself during job interviews.

Based on information from graduates and employers who responded to our inquiries, we estimate that the reported annualized salaries initially following graduation averaged approximately $28,000 for the Employable Graduates of our institutes’ programs who graduated in 2005 and obtained employment by April 30, 2006, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. The calculation of this amount excludes any reported annualized initial salaries above $60,000. The average annual salary initially following graduation for our Employable Graduates may vary significantly among our institutes depending on local employment conditions and each Employable Graduate’s background, prior work experience and willingness to relocate. Initial employers of Employable Graduates from our institutes’ programs include small, medium and large companies and governmental agencies.

Faculty

We hire faculty members in accordance with criteria established by us, the accrediting commission that accredits our institutes and the state education authorities that regulate our institutes. We hire faculty with related work experience and/or academic credentials to teach most technical subjects. Faculty members at each institute typically include the chairperson for each school or program of study and various categories of instructors. As of December 31, 2006, our institutes employed a total of approximately 900 full-time and 2,100 adjunct faculty members.

Administration and Employees

Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance, a dean and a registrar. As of December 31, 2006, we:

•	employed approximately 200 people at our corporate headquarters in Carmel, Indiana;
•	had approximately 3,500 full-time and 2,200 part-time employees at our institutes; and
•	employed approximately 300 students as laboratory assistants and in other part-time positions.

None of our employees are represented by labor unions.

Our headquarters provides centralized services to all of our institutes in the following areas:

• accounting	• legal
• marketing • public relations	• regulatory • legislative affairs
• curricula development • management information systems	• real estate • human resources
• purchasing	• compliance/internal audit

In addition, national managers of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

• recruiting	• career services
• finance • academic affairs	• library • registration

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

Certain public and private colleges may offer programs similar to those offered by our institutes at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions, tax-exempt status or other financial resources not available to for-profit institutions. Other for-profit institutions offer programs that compete with those of our institutes. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do.

Federal and Other Financial Aid Programs

In 2006, we indirectly derived approximately 61% of our revenue determined on an accrual accounting basis (or 57% determined on a cash accounting basis as defined by the ED’s regulations) from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). Our institutes' students also rely on unaffiliated private loan programs, family contributions, personal savings, employment, state financial aid programs, scholarships and other resources to pay their educational expenses. The primary Title IV Programs from which the students at our institutes receive grants, loans and other aid to fund the cost of their education include:

•	the Federal Family Education Loan (the “FFEL”) program, which represented, in aggregate, approximately 50% of our revenue in 2006;
•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 11% of our revenue in 2006; and
•

the Federal Work-Study (the “Work-Study”) program, which makes federal funds available to provide part-time employment to students and under which approximately 400 of our institutes’ students were employed and approximately $2,452,000 in student wages were paid by our institutes in 2006.

The Work-Study program requires our institutions to make a 25% matching contribution for all of the federal funds the institution receives from the ED under that program. In 2006, our 25% matching contribution amounted to approximately $613,000.

In 2006, we also indirectly derived approximately 34% of our revenue from unaffiliated private student loan programs. We have no financial responsibility with respect to any loans made to students or their parents under the unaffiliated private loan programs, except for an immaterial amount of loans with respect to which our obligations are fully reserved.

Highly Regulated Industry

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

At the federal level, the HEA and the regulations promulgated under the HEA by the ED set forth numerous, complex standards that institutions must satisfy in order to participate in Title IV Programs. To participate in Title IV Programs, an institution must:

•	receive and maintain authorization by the appropriate SEAs;
•	be accredited by an accrediting commission recognized by the ED; and
•	be certified as an eligible institution by the ED.

The purpose of these standards is to:

•	limit institutional dependence on Title IV Program funds;
•	prevent institutions with unacceptable student loan default rates from participating in Title IV Programs; and
•	in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility.

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Twenty-nine of our 87 institutes are main campuses and the remaining 58 of our institutes are additional locations. Each of the nine learning sites of our institutes is also an additional location under the ED’s regulations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2006, all 87 of our institutes and eight of the nine learning sites of our institutes participated in Title IV Programs. As of January 31, 2007, all nine learning sites participated in Title IV Programs.

As of December 31, 2006, we operated one or more institutes in 33 states and our institutes recruited students in the remaining 17 states and the District of Columbia. Each of our institutes must be authorized by the applicable SEAs to operate and grant degrees or diplomas to their students. The state laws and regulations that we must comply with in order to obtain authorization from the SEAs are numerous and complex. As of December 31, 2006, each of our institutes had received authorization from one or more SEAs. In addition, some states require an institute to be in operation for a period of up to two years before that institute can be authorized to grant degrees. Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing institutes to the bachelor and/or master degree level requires the approval of the applicable SEAs and the ACICS. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or to obtain authorization to operate in some states. If any one of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. Closing one of our institutes for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the ED. The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and graduate employment. During 2006, the ACICS evaluated nine of our institutes for initial grants of accreditation or the renewal of their current grants of accreditation. As of December 31, 2006, of those nine institutes, the ACICS had granted initial accreditation to three institutes and reaccredited six institutes. None of our institutes are on probation with the ACICS, but two institutes are subject to an outcomes review with respect to graduate placement and five institutes are subject to an outcomes review with respect to student retention by the ACICS. Under the ACICS standards, an institute that is subject to a financial or outcomes review must periodically report its results in those areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish a branch campus or learning site. We do not believe that these limitations will have a material adverse effect on our expansion plans.

The statutes, regulations and standards applied by the ED, the SEAs and the ACICS cover the vast majority of our operations, including our:

•	education programs;
•	facilities;
•	instructional and administrative staff;
•	administrative procedures;
•	marketing;
•	student recruiting; and
•	financial operations and financial condition.

These requirements also affect our ability to:

•	begin operations at, or acquire, new institutes and add learning sites;
•	add new, or expand our existing, education programs; and
•	change our corporate structure and ownership.

Each of the institutes and learning sites that we added from 2004 through 2006 constitutes an additional location under the ED’s regulations. The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location and receives all of the necessary SEA and accrediting commission approvals for that location, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless the institution will offer at least 50% of an entire educational program at that location and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

•	the institution is provisionally certified to participate in Title IV Programs;

•	the institution receives Title IV Program funds under the ED’s reimbursement or cash monitoring payment method;
•	the institution acquired the assets of another institution that provided educational programs at that location during the preceding year and participated in Title IV Programs during that year;
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

The laws and regulations in most of the states in which our institutes are located treat each of our institutes as a separate, unaffiliated institution and do not distinguish between main campuses and additional locations or branch campuses, although many states recognize other institute locations within the state where educational activities are conducted and/or student services are provided as learning sites, teaching sites, satellite campuses or otherwise. In some states, the requirements to obtain state authorization limit our ability to establish new institutes, add learning sites and offer new programs.

The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current ED certifications of our institutes range from four years to six years and expire over the period March 31, 2007 to December 31, 2011.

The ED may place an institution on provisional certification for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the ED may renew the institution’s provisional certification. The ED may revoke an institution’s provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements. If the ED revokes an institution’s provisional certification, the institution may not apply for reinstatement of its eligibility to participate in Title IV Programs for at least 18 months. If the ED does not recertify the institution following the expiration of its provisional certification, the institution loses eligibility to participate in Title IV Programs until the institution reapplies to participate and the ED certifies the institution to participate. The ED may also more closely review an institution that is provisionally certified, if it applies for approval to operate a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds. None of our campus groups are provisionally certified to participate in Title IV Programs.

The internal audit function of our compliance department reviews our institutes' compliance with Title IV Program requirements and conducts an annual compliance review of each of our institutes. The review addresses numerous compliance areas, including:

•	student tuition refunds and return of Title IV Program funds;
•	student academic progress;

•	student admission;
•	graduate employment;
•	student attendance;
•	student financial aid applications;
•	implementation of prior audit recommendations; and
•	a general review of student recruiting practices relating to student presentations and the execution and completion of enrollment agreements.

Each of our institutes’ administration of Title IV Program funds must also be audited annually by an independent accounting firm, and the resulting audit report must be submitted to the ED for review.

Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, reviews, inquiries, complaints, investigations, claims of non-compliance or lawsuits by federal and state governmental agencies, the ACICS, present and former students and employees, shareholders and other third parties, which may allege violations of statutes, regulations or accreditation standards or common law causes of action (collectively, “Claims”). If the results of any Claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, other civil and criminal penalties or other censure that could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by a Claim, we may have to expend significant financial and management resources, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding a Claim could also negatively affect our business.

See "Risk Factors – Risks Related to Our Highly Regulated Industry" for a discussion of particular risks associated with our highly regulated industry.

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2006, excluding certain of its exhibits;
•	our Corporate Governance Guidelines;
•	the charter for each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and
•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 1A.	Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act (and Section 21E of the Exchange Act). These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2007 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

Risks Related to Our Highly Regulated Industry

Failure of our institutes to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our institutes. In 2006, we indirectly derived approximately 61% of our revenue determined on an accrual accounting basis (or approximately 57% determined on a cash accounting basis as defined by the ED regulations) from Title IV Programs. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate SEAs, be accredited by an accrediting commission recognized by the ED and be certified as an eligible institution by the ED. As a result, our institutes are subject to extensive regulation by the ED, the SEAs and the ACICS, which is an accrediting commission recognized by the ED. These regulatory requirements cover the vast majority of our operations, including our:

•	education programs;
•	facilities;
•	instructional and administrative staff;
•	administrative procedures;
•	marketing;
•	student recruitment;
•	financial operations and financial condition;
•	operation of new institutes and addition of learning sites;
•	addition of new, or expansion of existing, education programs; and
•	changes in corporate structure and ownership.

Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we have 29 such institutions. We currently operate one or more institutes in 33 states and our institutes recruit students in the remaining 17 states and the District of Columbia. The ED, the SEAs and the ACICS periodically revise their requirements and modify their interpretations of existing requirements. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether all of our institutes will be able to comply with all of the requirements in the future.

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

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. If any of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. If any of our institutes lost its accreditation, it would lose its eligibility to participate in Title IV Programs. If any of our institutes lost its eligibility to participate in Title IV Programs, and we could not arrange for alternative financing sources for the students attending that institute, we could be forced to close the institute. Closing any of our institutes could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business – Highly Regulated Industry.”

The following are some of the specific risk factors related to our highly regulated industry:

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years, which last occurred in 1998. In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. In 2005 and 2006, the U.S. Congress temporarily extended the provisions of the HEA, pending completion of the formal reauthorization process, and also enacted other laws affecting Title IV Programs. We believe that, in 2007, the U.S. Congress will either complete its reauthorization of the HEA or further extend the provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the existing provisions of the HEA, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. In January 2007, the political party to which a majority of the members of both houses of the U.S. Congress are affiliated changed from the Republican party to the Democratic party. As a result, it is possible that the Democrat-controlled U.S. Congress will revise provisions of the HEA in significantly different ways than were being considered by the Republican-controlled U.S. Congress in 2005 and 2006. Since a significant percentage of our revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition, results of operations and cash flows.

If one or more of our institutes lost its eligibility to participate in Title IV Programs, or if the U.S. Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for the students at the affected institutes. We cannot assure you that one or more private organizations would be willing to provide loans to students attending those institutes or that the interest rate and other terms of such loans would be as favorable as for Title IV Program loans. In addition, the private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

Legislative action may also increase our administrative costs and burden and require us to modify our practices in order for our institutes to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition or results of operations.

One or more of our institutes may lose its eligibility to participate in Title IV Programs, if its student loan default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates on an institutional basis, based on the number of students who have defaulted, not the dollar amount of such defaults. The ED calculates an institution’s cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. Each institution participating in the FFEL and/or the FDL programs receives a FFEL/FDL cohort default rate for each federal fiscal year based on defaulted FFEL and FDL program loans. A federal fiscal year is October 1 through September 30. An institution whose FFEL/FDL cohort default rate is:

•

25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years; or

•

greater than 40% for one federal fiscal year loses eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.

An institution can appeal this loss of eligibility. During the pendency of any such appeal, the institution remains eligible to participate in the FFEL, FDL and Pell programs. If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FFEL and FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campus groups were subject to losing their eligibility to participate because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups’ participation in the FFEL and/or FDL programs during the pendency of those appeals, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The following table sets forth the range of our campus groups’ FFEL/FDL cohort default rates for the federal fiscal years indicated:

Federal Fiscal Year	FFEL/FDL Cohort Default Rate Range
2005 (a)	6.2% to 13.1%
2004 (b)	5.8% to 12.7%
2003	4.5% to 10.2%
2002	2.1% to 12.0%
(a)	The most recent year for which the ED has published FFEL/FDL preliminary cohort default rates.
(b)	The most recent year for which the ED has published FFEL/FDL official cohort default rates.

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

We may be required to post a letter of credit or accept other limitations in order to continue our institutes’ participation in Title IV Programs, state authorization and accreditation, if we or our institutes do not meet the financial standards of the ED, the SEAs or the ACICS. The ED, the SEAs and the ACICS prescribe specific financial conditions and operations that an institution must satisfy to participate in Title IV Programs, operate in a state and be accredited. The ED evaluates institutions for compliance with its standards each year, based on the institution’s annual audited financial statements, as well as following any change of control of the institution and when the institution is reviewed for recertification by the ED. The most significant financial responsibility measurement is the institution’s composite score, which is calculated by the ED based on three ratios:

•	the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;
•	the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and
•	the net income ratio, which measures the institution’s ability to operate at a profit.

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our campus groups’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 2.2 in 2006 and 3.0 in 2005. The decrease in our composite score in 2006 was due to our repurchase in 2006 of 5.6 million shares of our common stock for $363.0 million. In December 2006, we borrowed $150 million under a revolving credit facility to allow us to continue repurchasing shares of our common stock while maintaining compliance with the ED's financial responsibility standards. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company, or any party related to the institution. Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis based on our financial statements at the parent company level. If the ED determines that an institution does not satisfy the ED's financial responsibility standards, the institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year and, in some cases, agreeing to receive Title IV Program funds under an arrangement other than the ED's standard advance funding arrangement while being provisionally certified. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations or cash flows.

One or more of our institutes may have to post a letter of credit or be subject to other sanctions, if it does not correctly calculate and timely return Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. The institution must calculate and return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which, prior to July 2006, was generally within 30 days of the date the institution determined that the student had withdrawn. Beginning in July 2006, an institution generally has up to 45 days after it determines a student’s withdrawal date to return unearned funds. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. No audit or review has found that any of our institutes was violating the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

The standards of most of the SEAs and the ACICS limit a student’s obligation to an institution for tuition and fees, if a student withdraws from the institution (the “Refund Policy”). The specific standards vary among the SEAs. Depending on when during an academic quarter a student withdraws and the applicable Refund Policy, in many instances the student remains obligated to the ITT Technical Institute for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. We have arranged for an unaffiliated private funding source to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw. We believe that other unaffiliated private funding sources would also be willing to make these types of loans available to our students, but we cannot assure you of this. If these types of loans were unavailable, we could be unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by the Title IV Program funds that were returned, which, in the aggregate, could have a material adverse effect on our results of operations and cash flows.

One or more of our institutes may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high. Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. For our 2006 fiscal year, none of our campus groups derived more than 66% of its revenue on a cash accounting basis from Title IV Programs, with a range from approximately 50% to approximately 66%. We regularly monitor compliance with this requirement to minimize the risk that any of our campus groups would derive more than the maximum allowable percentage of its applicable revenue from Title IV Programs for any fiscal year. If a campus group appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule, but we cannot assure you that we would be able to do this in a timely manner or at all. If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure by one or more of our institutes to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institute’s participation in Title IV Programs, loss of Title IV Program funds for its students or the repayment of Title IV Program funds received by its students. To participate in Title IV

Programs, an institution must satisfy criteria of administrative capability prescribed by the ED. The most significant of these criteria require that the institution:

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

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. In addition, an institution is deemed by the ED to lack administrative capability if its FFEL/FDL cohort default rate equals or exceeds 25% for any of the three most recent federal fiscal years for which such rates have been published, or if its Perkins cohort default rate exceeds 15% for any federal award year. If an institution’s administrative capability is impaired solely because its FFEL/FDL and/or Perkins cohort default rates exceed the percentages specified above, the institution can continue to participate in Title IV Programs, but the ED may place the institution on provisional certification. See "– We cannot operate new institutes, add learning sites or offer new programs if they are not timely approved by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs if we do not obtain prior approval."

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities. An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The ED’s regulations set forth 12 types of activities and payment arrangements that an institution may carry out without violating this HEA provision (the “Safe Harbors”). One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. We believe that we have compensated the applicable employees in accordance with this Safe Harbor and other Safe Harbors, but the law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, and the ED has stated that it will no longer entertain a request by an institution or company for the ED to review and assess its individual compensation plan. If the ED determined that an institution’s compensation practices violated these standards, the ED could subject the institution to monetary fines or penalties or other sanctions. Any substantial fine or penalty or other sanction could have a material adverse effect on our financial condition, results of operations and cash flows.

We cannot operate new institutes, add learning sites or offer new programs if they are not timely approved by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs if we do not obtain prior approval. Our expansion plans assume that we will be able to continue to obtain the necessary ED, ACICS and SEA approvals to establish new institutes, add learning sites to our existing institutes and expand the program offerings at our existing institutes in a timely manner. If we are unable to obtain the approvals from the ED, the ACICS or the relevant SEAs for any new institutes, learning sites or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to operate the new institutes, add the learning sites or offer the new programs as planned would be impaired, which could have a material adverse effect on our expansion plans.

The process of obtaining any required state and ACICS authorizations can also delay our operating new institutes, adding learning sites or offering new programs. In certain circumstances, the state laws and regulations in effect in the states where we are located or anticipate establishing a new location or the ACICS standards may limit our ability to establish new institutes and learning sites and expand the programs offered at an institute, which could have a material adverse effect on our expansion plans.

In addition, an institution that is eligible to participate in Title IV Programs may add a new location or program without the ED's approval only if certain requirements are met. Otherwise, the institution must obtain the ED's approval before it may disburse Title IV Program funds to students in the new location or program. If we were to erroneously determine that a new location or program is eligible for Title IV Program funding, we would likely be liable for repayment of the Title IV Program funds provided to students in that location or program. See "Business – Highly Regulated Industry."

A high percentage of the Title IV Program loans that our students receive are made by a small number of lenders and guaranteed by one guaranty agency. Our students have historically received their FFEL program loans from a limited number of lending institutions. In our 2006 fiscal year, one lender provided approximately 73% and one other lender provided approximately 26% of the FFEL program loans that our students received, and one student loan guaranty agency guaranteed approximately 100% of the FFEL program loans made to our students. If FFEL program loans by our primary lenders or guarantees of those loans by our primary guaranty agency were significantly reduced or no longer available and we were unable to timely identify other lenders and guaranty agencies to make and guarantee FFEL program loans for our students, that could:

•	delay our students’ receipt of their loans;
•	increase our receivables;
•	cause our student population to decrease; and
•	have a material adverse effect on our financial condition, results of operations and cash flows.

If regulators do not timely approve a change in control of us or any of our institutes, the ability of the affected institutes to participate in Title IV Programs or operate may be impaired. The ED, the ACICS and most of the SEAs have requirements pertaining to the change in ownership and/or control (collectively "change in control") of institutions, but these requirements do not uniformly define what constitutes a change in control and are subject to varying interpretations as to whether a particular transaction constitutes a change in control. If we or any of our institutes experience a change in control under the standards of the ED, the ACICS or any of the SEAs, we or the affected institutes must seek the approval of the relevant regulatory agencies. Transactions or events that constitute a change in control for one or more of our regulatory agencies include:

•	the acquisition of a school from another entity;
•	significant acquisitions or dispositions of our common stock; and
•	significant changes to the composition of our Board of Directors.

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

In addition, the fact that a change in control would require approval of the relevant regulatory agencies could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of us.

Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to our institutes, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. Due to the highly regulated nature of the postsecondary education industry, we are subject to claims of non-compliance with regulatory standards and other actions brought by our regulatory agencies, students, shareholders and other parties. If the results of any of those claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by those types of claims, we may have to expend significant financial and management resources from our ongoing business operations to address and defend those claims, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding any of those claims could also negatively affect our business and the market price of our common stock. See “Business – Highly Regulated Industry.”

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. The operations of a number of companies in the postsecondary education industry have been subject to intense regulatory scrutiny, especially over the last few years. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U. S. Department of Justice (“DOJ”), the SEC, the ED, the SEAs or other state agencies. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on our industry as a whole and on the market price of our common stock.

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

Risks Related to Our Business

If we fail to effectively identify, establish and operate new institutes and learning sites, our growth may be slowed. As part of our business strategy, we anticipate operating new institutes and adding learning sites to existing institutes at locations throughout the United States. Establishing new institutes and learning sites poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of existing institutes. To operate a new institute or add a learning site, we would be required to obtain the appropriate approvals from the SEAs and the ACICS, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible to participate in Title IV Programs, a new institute or learning site may have to be certified by the ED. We cannot be sure that we will be able to identify suitable expansion opportunities to help maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new institutes or learning sites. Any failure by us to effectively identify, establish and manage the operations of newly established institutes or learning sites could slow our growth, make any newly established institutes or learning sites more costly to operate than we had planned and have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Geographically Expand Our Institutes and Program Offerings.”

Our success depends, in part, on our ability to effectively identify, develop, obtain approval to offer and teach new and/or higher-level degree programs in a cost-effective and timely manner. Part of our business strategy also includes increasing the number and level of degree programs offered at our institutes. Developing and offering new degree programs pose challenges and require us to make investments in research and development, management and capital expenditures, to incur marketing and advertising expenses and to devote other resources that are in addition to, and in some cases greater than, those associated with our current program offerings. In order to offer new and higher-level degree programs at our institutes, we would be required to obtain the appropriate approvals from the ED, the SEAs, the ACICS and, in certain circumstances, specialized programmatic accrediting agencies, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot be sure that we will be able to identify new programs to help maintain or accelerate our current growth rate, that we will be able to obtain the requisite approvals to offer new and/or higher-level degree programs at our institutes or that students will enroll in any new and/or higher-level degree programs that we offer at our institutes. Any failure by us to effectively identify, develop, obtain approval to offer and teach new and/or higher-level degree programs at our institutes could have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Enhance Results at the Institute Level.”

Our success depends, in part, on our ability to keep pace with changing market needs and technology. Increasingly, prospective employers of our graduates demand that their entry-level employees possess appropriate technical skills and also appropriate soft skills, such as communication, critical thinking and teamwork skills. The skills that employees need may evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our programs to evolve in response to those economic and technological changes. The expansion of our existing programs and the development of new programs may not be accepted by prospective students or the employers of our graduates. Even if we are able to develop acceptable new programs, we may not be able to begin offering those new programs as quickly as required by the employers we serve or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, technological changes or other factors, our ability to attract and retain students could be impaired and the rates at which our graduates obtain jobs involving their fields of study could suffer.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our programs among working adults and, to a lesser extent, recent high school graduates. The awareness of our programs among working adults and, to a lesser extent, recent high school graduates is important to the success of our institutes. If we were unable to successfully market or advertise our programs, our ability to attract and enroll prospective students in our programs would be adversely affected and, consequently, our ability to increase revenue or maintain profitability would be impaired. The following are some of the factors that could prevent us from successfully marketing or advertising our programs:

•	student dissatisfaction with our programs and services;
•	employer dissatisfaction with our programs and services;
•	our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and
•	diminished access to high school students.

The vast majority of private student loans received by our students are made by one lender and serviced by one loan servicer. In 2006, we indirectly derived approximately 34% of our revenue from unaffiliated, private loan programs that were made available to eligible students at our institutes to help fund a portion of the students’ cost of education. The vast majority of these private loan programs are offered by one lender and serviced by one affiliated loan servicer. If that lender or loan servicer ended the programs or reduced the volume of loans made or serviced under the programs in the near future and we were unable to timely identify other lenders and loan servicers to make and service private loans for our students and their parents on similar terms, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our loss of key personnel could harm our business. Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers. Our success also depends in large part on our ability to attract and retain highly qualified faculty, school administrators and corporate management. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. Furthermore, we do not currently carry “key man” life insurance. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

In order to support revenue growth, we need to hire, retain, develop and train employees who are responsible for teaching, financial aid, student recruiting, career services and registration. Our ability to develop a strong team of employees with these responsibilities may be affected by a number of factors, including:

•	our ability to timely and effectively train and motivate our employees in order for them to become productive;
•	restrictions imposed by regulatory bodies on the method of compensating employees with certain of these responsibilities;
•	the competition we face from other companies in hiring and retaining employees with these responsibilities;
•	our ability to attract enough prospective students to our program offerings; and
•	our ability to effectively manage a multi-location educational organization.

If we are unable to hire, retain, develop and train employees who are responsible for teaching, financial aid, student recruiting, career services or registration, the effectiveness of our operations would be adversely affected.

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

High interest rates could adversely affect our ability to attract and retain students. Low interest rates create a less expensive and more favorable borrowing environment for our students. Since much of the financing our students receive is tied to floating interest rates, higher interest rates cause a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our institutes and in our revenue. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program and private loans. High default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs and/or the willingness of private lenders to make private loan programs available to our students, which could result in a reduction in the number of students attending our institutes.

Our quarterly results of operations are likely to fluctuate based on our seasonal student enrollment patterns. In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons. Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our quarterly results of operations have tended to fluctuate as a result of seasonal variations in our business, principally due to changes in our total student population. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, our revenue in our third and fourth fiscal quarters has generally benefited from increased student matriculations. The number of new students entering our institutes tends to be substantially higher in June and September. Our institutes’ academic schedule generally does not affect our incurrence of most of our costs, however, and our costs do not fluctuate significantly on a quarterly basis. We believe that quarterly fluctuations in results of operations should continue as a result of seasonal enrollment patterns. These patterns may change, however, as a result of operating new institutes, adding learning sites, new program offerings and increased enrollment of adult students. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Variations in Quarterly Results of Operations.”

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

Natural disasters and other acts of God could have an adverse effect on our operations. Hurricanes, earthquakes, floods, tornados and other natural disasters and acts of God could disrupt our operations. Natural disasters and other acts of God that directly impact our physical facilities or ability to recruit and retain students and employees could adversely affect our ability to deliver our programs of study to our students and, thereby, impair our ability to achieve our financial and operational goals. Furthermore, natural disasters could adversely affect the economy and demographics of the affected region, which could cause significant declines in the number of students who attend our institutes in that region and have a material adverse effect on our results of operations. In 2005, we were forced to temporarily close our institute that is located in St. Rose, Louisiana due to a Gulf Coast hurricane. While the institute’s facility did not incur extensive physical damage, the hurricane’s impact on the region adversely affected the institute’s total student enrollment, which had an adverse effect on our results of operations in 2006.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult. Certain provisions of Delaware law, our Restated Certificate of Incorporation and our By-Laws could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of us. Those provisions could:

•	limit the price that certain investors might be willing to pay in the future for shares of our common stock;
•

discourage or prevent certain types of transactions involving an actual or threatened change in control of us (including unsolicited takeover attempts), even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price;

•	make it more difficult for stockholders to take certain corporate actions; and
•	have the effect of delaying or preventing a change in control of us.

Certain of those provisions authorize us to:

•	issue “blank check” preferred stock;
•	divide our Board of Directors into three classes expiring in rotation;
•	require advance notice for stockholder proposals and nominations;
•	prohibit stockholders from calling a special meeting; and
•	prohibit stockholder action by written consent.

If we are unable to conclude successfully litigation against us, our business, financial condition and results of operations could continue to be adversely affected. In the ordinary conduct of our business, we and our institutes are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage to resolve those matters, which could have a material adverse effect on our financial condition or results of operation. See “Legal Proceedings.” In connection with the DOJ investigation of us, the inquiry initiated by the SEC into allegations investigated by the DOJ and the securities class action, shareholder derivative and books and records inspections lawsuits, we have incurred substantial legal costs, and management's attention and resources have been diverted from our business.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations. Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our institutes collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

Capacity constraints or system disruptions to our computer networks could damage our reputation and limit our ability to attract and retain students. The performance and reliability of our computer systems are critical to our information management, reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could disrupt the provision of education to students attending our institutes. We cannot assure you that we will be able to expand the infrastructure of our computer systems on a timely basis sufficient to meet demand. Our computer systems and operations could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and telecommunications failures. Any interruption to our computer systems could have a material adverse effect on our operations and ability to attract and retain students. These factors could affect the number of students who attend our institutes and have a material adverse effect on our results of operations.

Our computer systems may be vulnerable to security risks that could disrupt operations and require us to expend significant resources. Our computer systems may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of those security breaches or to alleviate problems caused by those breaches. These factors could affect the number of students who attend our institutes and have a material adverse effect on our results of operations.

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future. The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not within our control. Those factors include, among others:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;
•	quarterly variations in our operating results;
•	changes in ED and state laws and regulations and accreditation standards, or changes in the way those entities interpret and apply their laws, regulations and standards;
•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;
•	changes in our own forecasts or earnings estimates by analysts;
•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies in the for-profit, postsecondary education industry in recent periods;
•	the loss of key personnel; and
•	general economic conditions.

Those factors could adversely affect the trading price of our common stock and could prevent an investor from selling shares of our common stock at or above the price at which those shares were purchased.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2006, we:

•	leased 77 facilities used by our institutes and learning sites;
•	owned 22 facilities used by our institutes;
•	leased four facilities that are intended to be used by new institutes in 2007; and
•	owned a parcel of land on which we are currently constructing or intend to construct the facility for one of our institutes.

Our facilities are located in 33 states. None of the facilities owned by us is subject to a mortgage or other indebtedness.

We generally locate our institutes in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our institutes have accessible parking facilities and are generally near a major highway. The facilities of a typical institute range in size from approximately 10,000 to 58,000 square feet of office space. The initial lease terms of our institutes’ leased facilities range from three to 13 years. The average remaining lease term of our leased facilities is approximately four years. If desirable or necessary, an institute may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

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

No matters were submitted to a vote of the holders of our common stock during the fourth quarter of 2006.

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

	2006		2005
Fiscal Quarter Ended	High	Low	High	Low
March 31	$65.10	$55.70	$51.26	$44.85
June 30	$66.18	$58.50	$54.32	$42.00
September 30	$68.80	$62.83	$53.56	$46.82
December 31	$70.99	$66.26	$62.65	$46.93

There were 119 holders of record of our common stock on February 15, 2007.

We did not pay a cash dividend in 2005 or 2006. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is set forth in or incorporated herein by reference to Part III, Item 12 of this Annual Report.

We did not sell any of our securities during the three months ended December 31, 2006 that were not registered under the Securities Act.  In January 2007, we credited 904 treasury shares of our common stock to the deferred share accounts of each of five non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan (the "Directors Deferred Compensation Plan") in payment of their annual retainer for 2007. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. In January 2007, we also issued 904 treasury shares of our common stock to one non-employee director under the Directors Deferred Compensation Plan in payment of his annual retainer for 2007. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the fourth quarter of 2006:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006 through October 31, 2006	--	$ --	--	3,247,600
November 1, 2006 through November 30, 2006	566,500	69.22	566,500	2,681,100
December 1, 2006 through December 31, 2006	1,910 (2)	58.18	--	2,681,100
Total	568,410	$69.18	566,500

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

(2)

Represents shares of our common stock that were tendered to us by retirement-eligible employees to satisfy the income tax withholding obligations associated with the restricted stock awards granted to those employees.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index and a Peer Issuer Group Index for the period from December 31, 2001 through December 31, 2006. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: Apollo Group, Inc., Capella Education Company (“CEC”), Career Education Corp., Corinthian Colleges, Inc., DeVry, Inc., Laureate Education, Inc., Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary classroom education. The Peer Issuer Group includes all of the peer issuers in the former peer issuer group, except for Education Management Corp. (“EDMC”) and Concorde Career Colleges, Inc. (“CCDC”). EDMC and CCDC became private companies in 2006. The Peer Issuer Group also includes CEC, which was not included in the former peer issuer group. CEC became a publicly traded company in 2006.

Cumulative Total Return

(Based on $100 invested on December 31, 2001 and assumes

the reinvestment of all dividends)

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
ITT Educational Services, Inc.	100.00	127.75	254.79	257.93	320.64	360.02
Peer Issuer Group Index	100.00	122.51	198.03	213.38	173.60	137.96
Former Peer Issuer Group Index	100.00	120.45	195.85	209.78	174.60	140.73
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03

The preceding stock price Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.  Selected Financial Data.

The following selected financial data are qualified by reference to and should be read with our Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report.

	Year Ended December 31,
	2006 (a)	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenue (b)	$757,764	$688,003	$617,834	$522,856	$454,118
Cost of educational services (b)	356,851	328,343	298,747	280,006	256,675
Student services and administrative expenses	219,820	193,003	174,396	148,329	129,134
Special legal and other investigation costs (c)	(430)	1,219	25,143	--	--
Total costs and expenses	576,241	522,565	498,286	428,335	385,809
Operating income	181,523	165,438	119,548	94,521	68,309
Interest income, net	8,104	8,853	3,834	1,995	2,684
Income before income taxes	189,627	174,291	123,382	96,516	70,993
Income taxes	71,111	64,579	48,119	37,658	27,139
Net income	$118,516	$109,712	$75,263	$58,858	$43,854
Earnings per share:
Basic (d)	$2.77	$2.38	$1.64	$1.31	$0.96
Diluted (e)	$2.72	$2.33	$1.61	$1.27	$0.94

Other Operating Data (f):
Capital expenditures, net	$23,717	$21,334	$19,116	$14,391	$14,265
Facility expenditures and land purchases	$18,929	$25,145	$16,376	$25,718	$19,843
Number of students at end of period (unaudited)	46,896	42,985	40,876	37,076	32,631
Number of technical institutes at end
of period (unaudited)	87	81	77	77	74

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash
and investments	$357,439	$411,925	$356,516	$254,174	$156,708
Total current assets	$380,952	$437,008	$372,781	$256,646	$173,266
Property and equipment, less accumulated
depreciation	$148,411	$127,406	$98,746	$81,503	$62,584
Total assets (g)	$560,320	$592,491	$493,389	$363,270	$247,707
Total current liabilities	$284,505	$251,139	$233,101	$202,337	$142,495
Total long-term debt	$150,000	--	--	--	--
Total liabilities (g)	$456,375	$283,897	$258,315	$217,146	$158,683
Shareholders' equity (g)	$103,945	$308,594	$235,074	$146,124	$89,024

_____________

(a)

Effective January 1, 2006, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” ("SFAS No. 123R"), which requires us to expense the fair value of stock-based compensation awards. Prior to 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” ("APB Opinion No. 25") and related interpretations. If the stock-based compensation expense in the year ended December 31, 2006 had been determined in accordance with APB Opinion No. 25, instead of SFAS No. 123R, our:

•	operating income and income before taxes would have increased $3,067;
•	income taxes would have increased $1,181;
•	net income would have increased $1,886; and
•	basic and diluted earnings per share would have increased $0.04.

See Notes 1 and 2 of the Notes to Consolidated Financial Statements for a discussion of our stock-based compensation.

(b)

The reclassification of tuition revenue with respect to students who withdraw reduced revenue and cost of educational services by $10,828 in the year ended December 31, 2002. The reclassification had no impact on our total consolidated results reported in any period presented.

(c)

Accrued estimated legal and other investigation costs associated with the DOJ investigation of us, the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us, certain of our current and former executive officers and Directors.

(d)

Basic earnings per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. Basic earnings per share for all periods have been calculated in conformity with SFAS No. 128, “Earnings per Share.”

(e)

The difference in the number of shares used to calculate diluted earnings per share from the number of shares used to calculate basic earnings per share primarily represents the average number of shares that could be issued under our stock-based compensation plans less shares assumed to be purchased with any proceeds received from the exercise of such awards.

(f)	We did not pay any cash dividends in any of the periods presented.
(g)

As of December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” ("SFAS No. 158"), which requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. The adoption of this pronouncement affects the comparability of total assets, total liabilities and shareholders’ equity as of December 31, 2006 to the amounts under the same captions as of the same date in prior years. See Note 10 of the Notes to Consolidated Financial Statements for a discussion of our pension plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

We currently operate 87 institutes in 33 states, which were providing postsecondary education to approximately 47,000 students as of December 31, 2006. We derive our revenue from tuition, the sale of tool kits and laptop computers, and fees charged to and paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs. In 2006, we indirectly derived approximately 61% of our revenue determined on an accrual accounting basis (or 57% of our revenue, determined on a cash accounting basis as defined by the ED’s regulations) from Title IV Programs.

Our revenue varies based on the aggregate student population, which is influenced by the number of students attending our institutes at the beginning of a fiscal period and student retention rates.

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

We incur expenses throughout a fiscal period in connection with the operation of our institutes. The cost of educational services includes salaries of faculty and institute administrators, cost of course materials, occupancy costs, depreciation and amortization of equipment costs, facilities and leasehold improvements, and other miscellaneous costs incurred by our institutes.

Student services and administrative expenses include direct marketing costs (which are marketing expenses directly related to new student recruitment), indirect marketing expenses, an expense for uncollectible accounts and administrative expenses incurred at our corporate headquarters. Direct marketing costs include salaries and employee benefits for recruiting representatives and direct solicitation expenses. We capitalize our direct marketing costs (excluding advertising expenses) using the successful efforts method and amortize them on a cost-pool-by-cost-pool basis over the period that we expect to receive revenue streams associated with those assets. We expense as incurred our marketing costs that do not relate to the direct solicitation of potential students.

In 2006, we continued to add program offerings among existing institutes and began operations at new institutes and learning sites. We also continued our efforts to diversify our program offerings by developing residence and online programs at different degree levels in both technology and non-technology fields of study.

The following table sets forth select operating and growth statistics for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Additional program offerings	142	101	164
Number of institutes with additional program offerings	45	35	40
Began operations at:
New institutes	6	4	2
New learning sites	5	3	1
Institutes offering bachelor degree programs	59	54	52

In 2007, we intend to add at least 105 program offerings among approximately 60 existing institutes. We also plan to continue developing additional residence and online programs at different degree levels in technology and non-technology fields of study to be offered at our institutes. The new degree programs are expected to involve a variety of disciplines and be at the associate and bachelor degree levels. We intend to develop both a residence and online version of many of the new programs. In 2007, we intend to increase the number of our institutes that offer bachelor degree programs to approximately 65. We plan to begin operations at six to eight locations in 2007. Our new institutes generally incur a loss up to 24 months after the first class start date.

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

Equity-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates, or when he or she is eligible to retire. As a result, in certain circumstances, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period. We recognize stock-based compensation expense on a straight-line basis over the service period applicable to the grantee.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on and after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 123”) for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006.

We use a binomial option pricing model to determine the fair value of all stock options granted on or after January 1, 2005, and we use the market price of our common stock to determine the fair value of restricted stock and restricted stock units (“RSUs”) granted. Various assumptions are used in the model to determine the fair value of the stock options. These assumptions are discussed in Note 2 of the Notes to Consolidated Financial Statements.

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

In the year ended December 31, 2006, we granted stock options, restricted stock and RSUs to certain employees and directors. In 2006, we began granting restricted stock and RSUs, instead of stock options, to:

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

Stock-based compensation expense in the year ended December 31, 2006 was $3.1 million, or approximately $1.9 million, net of tax, compared to $0 in the year ended December 31, 2005. We estimate that stock-based compensation expense in 2007 will increase to approximately $7.0 million. As of December 31, 2006, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $1.8 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately 2.2 years.

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of all unvested, nonqualified stock options granted to our employees and directors that had exercise prices greater than the closing price of our common stock on that date. As a result of the vesting acceleration, all of those stock options were fully exercisable as of October 24, 2005. The purpose for accelerating the vesting of those stock options was to reduce our compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006.

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

The purpose for accelerating the award and vesting of those stock options was to reduce our compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006.

See also Notes 1 and 2 of the Notes to Consolidated Financial Statements for a discussion of stock-based compensation and SFAS No. 123R.

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

Tuition revenue includes textbooks students use in their programs of study. We amortize the related costs of textbooks on a straight-line basis over the applicable course length and record the deferral of textbook costs in prepaid expenses and other current assets. Laptop computer sales and the related cost of the laptop computers are recognized when the student receives the laptop computer. Tool kit sales and the related cost of the tool kits are recognized when the kits are distributed to the students. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from a program of study at an institute.

In years ended December 31, 2006 and December 31, 2005, approximately 96% of our revenue represented tuition charges and approximately 4% of our revenue represented laptop computer sales, tool kit sales and student fees. In the year ended December 31, 2004, approximately 95% of our revenue represented tuition charges and approximately 5% of our revenue represented tool kit sales and student fees. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in our programs;
•	the length of a student’s enrollment;
•	the number of courses a student takes during each period of enrollment; and
•	the total number of students enrolled in our programs.

Each of these factors is known at the time our tuition revenue is calculated.

Allowance for Doubtful Accounts. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. The individual student balances of these receivables are insignificant. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis, using the institute’s historical collection experience. We review the historical collection experience for each institute, consider other facts and circumstances related to an institute and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students when we conclude that collection is not probable.

Property and Equipment. We include all property and equipment in the financial statements at cost and make provisions for depreciation of property and equipment using the straight-line method. The following table sets forth the general ranges of the estimated useful lives of our property and equipment:

Type of Property and Equipment	Estimated Useful Life
Furniture and equipment	2 to 10 years
Leasehold and building improvements	3 to 14 years
Buildings	20 to 40 years
Software	3 to 8 years

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

We regularly review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. If the carrying value of the asset exceeds its fair market value, we recognize an impairment loss equal to the difference. We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions.

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We estimate that the adoption of FIN No. 48 will increase retained earnings as of January 1, 2007 by up to $2.0 million for income tax benefits not previously recognized.

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

Also in September 2006, the FASB issued SFAS No. 158, which requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. Those provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We recorded an asset of $8.3 million for our qualified pension plan, a liability of $1.7 million for our nonqualified pension plan and $6.5 million, net of tax, in accumulated other comprehensive income on our December 31, 2006 Consolidated Balance Sheet.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than January 1, 2008. We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Variations in Quarterly Results of Operations

Our quarterly results of operations have tended to fluctuate within a fiscal year due to the timing of student matriculations. Each of our four fiscal quarters have 12 weeks of earned tuition revenue. Revenue in our third and fourth fiscal quarters generally benefits from increased student matriculations. The number of new students entering our institutes tends to be higher in June (23% of all new students in 2006) and September (34% of all new students in 2006) because of the significant number of recent high school graduates entering our institutes for the academic quarters beginning in those two months. The academic schedule generally does not affect our incurrence of most of our costs, however, and costs do not fluctuate significantly on a quarterly basis.

The following table sets forth our revenue for the periods indicated:

	Quarterly Revenue
	(Dollars in thousands)
	2006		2005		2004
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$176,315	23.3%	$160,153	23.3%	$141,730	22.9%
June 30	185,569	24.5%	168,782	24.5%	150,931	24.4%
September 30	189,667	25.0%	176,764	25.7%	157,945	25.6%
December 31	206,213	27.2%	182,304	26.5%	167,228	27.1%
Total for Year	$757,764	100.0%	$688,003	100.0%	$617,834	100.0%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of educational services	47.1%	47.7%	48.4%
Student services and administrative expenses	29.0%	28.1%	28.2%
Special legal and other investigation costs	(0.1)%	0.2%	4.1%
Operating income	24.0%	24.0%	19.3%
Interest income, net	1.0%	1.3%	0.7%
Income before income taxes	25.0%	25.3%	20.0%

The following table sets forth our total student enrollment as of the dates indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	Total Student	Increase Over
As of December 31,	Enrollment	Prior Year
2006	46,896	9.1%
2005	42,985	5.2%
2004	40,876	10.8%

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

The following table sets forth our new student enrollment in the periods indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	Total New Student	Increase Over
Year Ended December 31,	Enrollment	Prior Year
2006	49,935	10.8%
2005	45,073	7.4%
2004	41,957	17.1%

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

The following table sets forth the rates of our students’ persistence for the periods indicated, exclusive of international enrollments and enrollments at two institutes that ceased operations at the end of 2004:

	Student Persistence for the Three Months Ended
Year	March 31	June 30	September 30	December 31
2006	75.8%	73.7%	71.2%	76.2%
2005	77.6%	74.2%	68.8%	77.0%
2004	78.0%	74.8%	71.4%	78.2%

In the second quarter of 2004, we began using the Hybrid Delivery Model with a larger number of our students, which increased the number of courses that we taught online over the Internet to our students. Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach on campus. As a result of the use of the Hybrid Delivery Model, our students’ persistence decreased. In the second quarter of 2006, we modified the Hybrid Delivery Model for certain programs at select ITT Technical Institutes, such that students are no longer required to take one course online each academic quarter. In the third quarter of 2006, we expanded that modification to all programs at all ITT Technical Institutes that use the Hybrid Delivery Model. As modified, the Hybrid Delivery Model provides qualifying students with the option of taking one course online each academic quarter. Nonqualifying students are required to take all of their courses in residence at the institute each academic quarter. We consider a number of factors in determining whether a student qualifies, including his or her previous academic performance and success in courses taught online. We believe that increasing our students’ face-to-face interaction with their instructors could cause our students’ persistence to improve.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005. Revenue increased $69.8 million, or 10.1%, to $757.8 million in the year ended December 31, 2006 compared to $688.0 million in the year ended December 31, 2005, primarily due to:

•	a 5.0% increase in tuition rates in March 2006;
•	a 5.2% increase in total student enrollment at December 31, 2005 compared to December 31, 2004; and
•	a 10.8% increase in new student enrollment in the year ended December 31, 2006 compared to the year ended December 31, 2005.

The increase in student enrollment was primarily due to:

•	operating new institutes and learning sites;
•	an increased number of institutes offering bachelor degree programs; and
•	an increased number of new programs of study offered by our institutes.

The increase in revenue was partially offset by an increase in the number of students who were enrolled part-time and, therefore, taking less than a full course load, as well as a decrease in our student persistence rate in the year ended December 31, 2006.

Cost of educational services increased $28.6 million, or 8.7%, to $356.9 million in the year ended December 31, 2006 compared to $328.3 million in the year ended December 31, 2005, primarily due to:

•	increased costs associated with operating new institutes and learning sites;
•	the costs required to service the increased total student enrollment;
•	normal inflationary increases for compensation and other cost of services; and
•	increased costs associated with greater laptop computer sales.

Cost of educational services as a percentage of revenue decreased to 47.1% in 2006 from 47.7% in 2005, primarily due to a decrease in compensation and benefit expense arising from the freeze of our pension plans and greater efficiencies in the operation of our institutes, which was partially offset by the costs associated with 18 new institutes and learning sites which began operations in the last 24 months.

Student services and administrative expenses increased $26.8 million, or 13.9%, to $219.8 million in the year ended December 31, 2006 compared to $193.0 million in the year ended December 31, 2005. The principal causes of this increase included:

•	an increase in media advertising costs to promote new locations and program offerings;
•	normal inflationary increases for compensation and other costs of services;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in stock-based compensation expense.

Student services and administrative expenses increased to 29.0% of revenue in 2006 compared to 28.1% of revenue in 2005, primarily due to an increase in media advertising costs for the promotion of new institutes and programs.

Special legal and other investigation costs decreased $1.6 million to $(0.4) million in the year ended December 31, 2006 compared to $1.2 million in the year ended December 31, 2005. In the year ended December 31, 2006, we reduced the accrual of estimated legal costs associated with the DOJ investigation of us, the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us and certain of our current and former executive officers and Directors (collectively, the “Actions”) by $0.4 million. We recorded a charge of $1.2 million in the year ended December 31, 2005 for estimated legal costs associated with the Actions. See Note 5 of the Notes to Consolidated Financial Statements.

Operating income increased $16.1 million, or 9.7%, to $181.5 million in the year ended December 31, 2006 compared to $165.4 million in the year ended December 31, 2005. The operating margin was 24.0% in both 2005 and 2006.

Interest income, net, declined $0.8 million, or 8.5%, to $8.1 million in the year ended December 31, 2006 compared to $8.9 million in the year ended December 31, 2005. The decrease was primarily due to a decrease in invested funds during 2006, offset by an increase in the rate of return on our investments.

Our combined federal and state effective income tax rate was 37.5% in the year ended December 31, 2006 compared to 37.1% in the year ended December 30, 2005.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004. Revenue increased $70.2 million, or 11.4%, to $688.0 million in the year ended December 31, 2005 compared to $617.8 million in the year ended December 31, 2004, primarily due to:

•	a 5.0% increase in tuition rates in March 2005;
•	a 10.2% increase in total student enrollment at December 31, 2004 compared to December 31, 2003; and
•	a 7.4% increase in new student enrollment in the year ended December 31, 2005 compared to the year ended December 31, 2004.

The increase in student enrollment was primarily due to:

•	the opening of new institutes;
•	an increased number of institutes offering bachelor degree programs;
•	an increased number of new programs of study offered by our institutes;
•	the availability of private student loans to supplement federal student financial aid; and
•	the expanded use of the Hybrid Delivery Model.

This increase in revenue was partially offset by a decrease in our student persistence rate in the year ended December 31, 2005.

Cost of educational services increased $29.6 million, or 9.9%, to $328.3 million in the year ended December 31, 2005 compared to $298.7 million in the year ended December 31, 2004, primarily due to:

•	the costs required to service the increased student enrollment;
•	normal inflationary cost increases for compensation, rent and other costs of services; and
•

increased costs due to opening new institutes (two opened in December 2004, one opened in June 2005, one opened in September 2005 and two opened in December 2005) and new learning sites (one opened in September 2004, two opened in June 2005 and one opened in September 2005).

Cost of educational services as a percentage of revenue decreased to 47.7% in 2005 compared to 48.4% in 2004, primarily due to:

•	continued facility and faculty utilization efficiencies;
•	certain fixed costs at our institutes that did not increase proportionately with increases in our revenue resulting from increased student enrollment and tuition rate increases; and
•	new and renegotiated vendor contracts.

Student services and administrative expenses increased $18.6 million, or 10.7%, to $193.0 million in the year ended December 31, 2005 compared to $174.4 million in the year ended December 31, 2004. Student services and administrative expenses decreased to 28.1% of revenue in 2005 compared to 28.2% of revenue in 2004, primarily due to a decrease in bad debt expense from 1.9% of revenue to 1.6% of revenue, partially offset by an increase in the amount of marketing costs deferred as a result of an increase in new student enrollment as a percentage of the number of applicants interviewed. The decrease in student services and administrative expense was partially offset by a 20.6% increase in media advertising expense related to the promotion of new program offerings and new institute locations.

Special legal and other investigation costs decreased $23.9 million to $1.2 million in the year ended December 31, 2005 compared to $25.1 million in the year ended December 31, 2004. This decrease had a material favorable effect on our results of operations. The primary causes of this decrease were the favorable developments in the Actions in the year ended December 31, 2005. See Note 5 of the Notes to Consolidated Financial Statements.

Operating income increased $45.9 million, or 38.4%, to $165.4 million in the year ended December 31, 2005 compared to $119.5 million in the year ended December 31, 2004. The operating margin increased to 24.0% in 2005 from 19.3% in 2004, primarily due to:

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

Interest income increased $5.1 million, or 130.9%, to $8.9 million in the year ended December 31, 2005 compared to $3.8 million in the year ended December 31, 2004, primarily due to an increase in our cash and investments coupled with a rising rate of return on our investments.

Our combined effective federal and state income tax rate was 37.1% in the year ended December 31, 2005 compared to 39.0% in the year ended December 31, 2004. This decrease was primarily due to:

•	our investing in tax exempt and tax advantaged investments;
•	a favorable prior year provision to tax return reconciliation; and
•	the implementation of certain state tax strategies involving eight states.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $161.9 million as of December 31, 2006 compared to $13.7 million as of December 31, 2005. The December 31, 2006 cash equivalents balance included a $150.0 million certificate of deposit which represents the short-term investment of proceeds from borrowings under our revolving credit facility. We also have investments in marketable debt and auction rate preferred equity securities, which are classified as available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities. Our investments declined $202.7 million to $195.0 million as of December 31, 2006 compared to $397.7 million as of December 31, 2005, primarily due to repurchases of our outstanding shares of common stock.

As of December 31, 2006, we are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $8.3 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $1.7 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our consolidated balance sheet as of December 31, 2006. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan (the "Pension Plans"), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans will, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. As a result of the freeze, total pension costs decreased $7.6 million to $0.3 million in the year ended December 31, 2006 compared to $7.9 million in the year ended December 31, 2005. In 2007, we expect pension costs to remain at approximately the same amount as in 2006.

In January 2006, we contributed $15.0 million to the ESI Pension Plan. We do not expect to make any contribution to the ESI Pension Plan in 2007, because the plan was fully funded as of December 31, 2006.

See Note 10 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Pension Plans.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. In 2006, we indirectly derived our revenue, determined on an accrual basis of accounting, from the following sources:

Source of funds	Percent
Title IV Programs	61%
Unaffiliated, private student loan programs	34%
State student financial aid programs	2%
Other	3%
Total	100%

On a cash accounting basis, as defined by the ED’s regulations, we indirectly derived approximately 57% of our revenue from Title IV Programs in 2006 compared to 61% in 2005 and 66% in 2004.

Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. For our 2006 fiscal year, none of our campus groups derived more than approximately 66% of its revenue, on a cash accounting basis, from Title IV Programs.

Under the HEA, an institution may also lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years or greater than 40% for one federal fiscal year loses its eligibility to participate in certain Title IV Programs for at least two federal fiscal years. The following table sets forth the range of our campus groups’ FFEL/FDL cohort default rates for the federal fiscal years indicated:

Federal Fiscal Year	FFEL/FDL Cohort Default Rate Range
2005 (a)	6.2% to 13.1%
2004 (b)	5.8% to 12.7%
2003	4.5% to 10.2%
2002	2.1% to 12.0%
(a)	The most recent year for which the ED has published FFEL/FDL preliminary cohort default rates.
(b)	The most recent year for which the ED has published FFEL/FDL official cohort default rates.

If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources on similar terms for the students (and their parents) attending an institute in that campus group, the students’ ability to finance their education would be adversely affected, our receivables would increase and the number of students attending that campus group would probably decrease, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Federal regulations affect the timing of our receipt and disbursements of Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. Prior to February 2006, institutions were not allowed to disburse the first installment of an FFEL or FDL program loan to a first-year undergraduate student who was a first-time borrower until 30 days after the student began his or her course of study. Beginning in February 2006, this 30-day period was eliminated for institutions whose FFEL/FDL cohort default rates are less than 10% for the three most recent federal fiscal years for which the ED has published those rates. The majority of our campus groups fulfilled this requirement in 2006, which resulted in an acceleration of our receipt and disbursement of Title IV Program funds in 2006 compared to prior years. We continued to disburse Title IV Program funds to other students ten days before the start of each academic quarter.

The standards of most of the state education authorities that regulate our institutes and the ACICS that accredits our institutes limit how much of a student’s tuition and fees an institution can retain for a student who withdraws from the institution. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (“Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. The institution must return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. Depending on when a student withdraws during an academic quarter, the Return Policy can reduce the amount of Title IV Program funds that the withdrawing student can use to pay his or her education costs owed to the ITT Technical Institute. In these instances, withdrawing students may be unable to pay all of the education costs that would have been paid by the Title IV Program funds that were returned and we may be unable to collect a significant portion of those costs. Our students’ use of supplemental private loans has improved our collection of the students’ education costs.

Operations. Cash from operating activities increased $9.7 million to $163.9 million in the year ended December 31, 2006 compared to $154.2 million in the year ended December 31, 2005, primarily due to:

•	an increase in net income;
•	the timing of income tax and vendor payments; and
•	improved management and collection of our receivables.

The excess tax benefit from stock option exercises in the year ended December 31, 2005 was presented under cash flows from operating activities. Beginning in 2006, SFAS No. 123R requires us to present the excess tax benefit from stock option exercises under cash flows from financing activities which resulted in an $8.7 million decrease in reported cash flows from operating activities in the year ended December 31, 2006 compared to the year ended December 31, 2005.

Accounts receivable, net of allowance for doubtful accounts, was $9.4 million as of December 31, 2006 compared to $14.0 million as of December 31, 2005. Days sales outstanding decreased 2.9 days to 4.2 days at December 31, 2006 compared to 7.1 days at December 31, 2005, primarily due to improved collections of our receivables and a greater proportion of student tuition being funded by private loans.

In the year ended December 31, 2005, cash from operating activities increased $11.3 million to $154.2 million compared to $142.9 million in the year ended December 31, 2004, primarily due to an increase in net income which was partially offset by higher income tax payments and a decrease in operating cash investments.

Investing. In the year ended December 31, 2006, we spent $1.5 million to purchase one parcel of land on which we intend to build a facility and $17.4 million for construction and renovation costs associated with 12 facilities. As of December 31, 2006, we leased one facility that we negotiated to purchase for approximately $2.8 million. We completed this transaction in early 2007.

In 2005, we spent $25.1 million:

•	to purchase three facilities for $13.8 million, two of which were renovated;
•	to purchase three parcels of land for $3.9 million on which we commenced construction of facilities; and
•	for construction costs associated with eight facilities totaling $7.4 million.

During 2004, we spent $16.4 million:

•	to purchase one facility for $3.8 million;
•	to purchase four parcels of land for $4.9 million on which we commenced construction of facilities; and
•	for constructions costs associated with four facilities totaling $7.7 million.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $23.7 million in 2006, $21.3 million in 2005 and $19.1 million in 2004. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We plan to continue to upgrade and expand current facilities and equipment during 2007. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 22, 2006, we entered into a credit agreement with a single lender to borrow up to $150.0 million under a revolving credit facility. The credit facility will be used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, SEAs and the ACICS.

The credit agreement matures on October 1, 2009 and the amount of credit available thereunder decreases by $21.4 million each calendar quarter beginning April 1, 2008. We have the option of borrowing under the credit agreement on either a secured or unsecured basis which, subject to certain conditions, can be changed by us at any time upon ten days prior written notice to the lender. Certain investments held in a pledged account serve as the collateral for any secured borrowings under the credit agreement.

Borrowings under the credit agreement bear interest at variable rates based on fixed increments over the London Interbank Offered Rate (“LIBOR”). We pay a commitment fee of 0.15% per annum of the unused amount of the credit facility. As of December 31, 2006, the borrowings under the credit agreement were $150.0 million, all of which were unsecured, and bore interest at a rate of 5.73% per annum.

The availability of borrowings under the credit agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the credit agreement, and that certain representations and warranties contained in the credit agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of December 31, 2006.

On January 8, 2007, we converted the $150.0 million of unsecured borrowings to secured borrowings under the credit agreement at an interest rate of 5.47% per annum, at which time approximately $158.0 million of our investments served as collateral for the secured borrowings under the credit agreement.

On April 25, 2006, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock beyond the remaining repurchase authorization of 1,062,000 as of that date in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

The following table sets forth our share repurchase activity during 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Repurchase authorization at beginning of period	3,287,700	4,216,300	4,216,300
Additional repurchase authorization	5,000,000	--	--
Number of shares repurchased	(5,606,600)	(928,600)	--
Repurchase authorization at end of period	2,681,100	3,287,700	4,216,300

Total cost of shares repurchased (in millions)	$363.0	$55.6	--
Average cost per share	$64.74	$59.88	--

From January 31, 2007 through February 15, 2007, we repurchased 605,200 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $48.2 million or at an average cost per share of $79.65.

Proceeds from the exercise of stock options were $23.0 million in the year ended December 31, 2006 compared to $11.0 million in the year ended December 31, 2005 and $8.6 million in the year ended December 31, 2004.

We believe that cash generated from operations and our investments will be adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. We also believe that any reduction in cash and cash equivalents or investments that may result from their use to repurchase shares of our common stock, purchase facilities or construct facilities will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$102,058	$26,926	$45,650	$18,337	$11,145
Long-term debt, including scheduled interest payments	$166,410	$8,205	$158,205	--	--

The long-term debt represents our revolving credit facility and assumes that the full amount of the facility will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of December 31, 2006.

Off-Balance Sheet Arrangements

As of December 31, 2006, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2006, the total face amount of those surety bonds was $17.5 million. In addition, as of December 31, 2006, we provided irrevocable standby letters of credit in the total amount of $1.5 million to secure both the payment of construction costs associated with a facility that we built in 2006 and the payment of our workers’ compensation claims.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the return on our investments and the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Our investments consist primarily of marketable debt securities, variable rate demand notes, and auction rate debt and equity securities. We estimate that the market risk associated with these investments can best be measured by a potential decrease in the fair value of these investments from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of marketable securities would not be material.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facility. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the year ended December 31, 2006.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-25 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2006, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of December 31, 2006.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

Our management’s assessment of the effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, (“ICFR”) as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated February 23, 2007, which appears beginning on page F-2 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our directors, nominees for director, executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent filers and transactions with related persons is incorporated herein by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.	Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements:

Page No. In

This Filing

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 appear on page F-24 of this Annual Report.

3.	Quarterly Financial Results for 2006 and 2005 (unaudited) appear on page F-25 of this Annual Report.

4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-2 through S-4 of this Annual Report, which immediately precedes such exhibits, and is incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2006. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2006.

Our management’s assessment of the effectiveness of our ICFR as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of ITT Educational Services, Inc.:

We have completed integrated audits of ITT Educational Services, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.1 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for employee pension benefits and share based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

F - 2

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 23, 2007

F - 3

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$161,905	$13,735
Short-term investments	195,007	388,152
Accounts receivable, less allowance for doubtful accounts of $2,181 and $1,118	9,367	13,989
Deferred income taxes	4,771	4,190
Prepaid expenses and other current assets	9,902	16,942
Total current assets	380,952	437,008

Property and equipment, net	148,411	127,406
Direct marketing costs, net	21,628	17,490
Investments	--	9,538
Prepaid pension obligation	8,277	--
Restricted cash	527	500
Other assets	525	549
Total assets	$560,320	$592,491

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$47,948	$56,101
Accrued compensation and benefits	13,899	10,344
Accrued income taxes	11,003	--
Other accrued taxes	3,242	3,998
Other accrued liabilities	6,251	5,242
Deferred revenue	202,162	175,454
Total current liabilities	284,505	251,139

Long-term debt	150,000	--
Deferred income taxes	13,713	15,364
Minimum pension liability	--	9,899
Other liabilities	8,157	7,495
Total liabilities	456,375	283,897

Commitments and contingent liabilities (Note 11)

Shareholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904
issued	541	541
Capital surplus	46,982	68,714
Retained earnings	508,195	389,679
Accumulated other comprehensive (loss)	(6,533)	(6,016)
Treasury stock, 13,029,471 and 8,377,780 shares, at cost	(445,240)	(144,324)
Total shareholders' equity	103,945	308,594
Total liabilities and shareholders' equity	$560,320	$592,491

The accompanying notes are an integral part of the consolidated financial statements.

F - 4

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$757,764	$688,003	$617,834

Costs and expenses:
Cost of educational services	356,851	328,343	298,747
Student services and administrative expenses	219,820	193,003	174,396
Special legal and other investigation costs	(430)	1,219	25,143
Total costs and expenses	576,241	522,565	498,286

Operating income	181,523	165,438	119,548
Interest income, net	8,104	8,853	3,834
Income before provision for income taxes	189,627	174,291	123,382
Provision for income taxes	71,111	64,579	48,119

Net income	$118,516	$109,712	$75,263

Earnings per share:
Basic	$2.77	$2.38	$1.64
Diluted	$2.72	$2.33	$1.61

Weighted average shares outstanding:
Basic	42,722	46,138	45,791
Diluted	43,629	47,112	46,808

The accompanying notes are an integral part of the consolidated financial statements.

F - 5

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$118,516	$109,712	$75,263
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	21,641	17,819	18,249
Provision for doubtful accounts	10,862	10,679	11,996
Deferred income taxes	(1,906)	5,232	5,290
Excess tax benefit from stock option exercises	(14,289)	8,704	6,355
Stock-based compensation expense	3,067	--	--
Changes in operating assets and liabilities:
Restricted cash	(27)	7,694	302
Short-term investments	--	--	13,347
Accounts receivable	(6,240)	(14,238)	(13,028)
Prepaid expenses and other assets	(4,053)	(8,254)	(1,952)
Direct marketing costs, net	(4,138)	(2,777)	(3,869)
Accounts payable and accrued liabilities	(13,667)	13,526	3,246
Income and other accrued taxes	27,383	(12,580)	1,255
Deferred revenue	26,708	18,662	26,428
Net cash flows from operating activities	163,857	154,179	142,882

Cash flows from investing activities:
Facility expenditures and land purchases	(18,929)	(25,145)	(16,376)
Capital expenditures, net	(23,717)	(21,334)	(19,116)
Proceeds from sales and maturities of investments	1,637,322	690,025	1,128,172
Purchase of investments	(1,434,639)	(748,782)	(1,277,816)
Net cash flows from investing activities	160,037	(105,236)	(185,136)

Cash flows from financing activities:
Proceeds from revolving borrowings	150,000	--	--
Excess tax benefit from stock option exercises	14,289	--	--
Proceeds from exercise of stock options	22,960	11,008	8,601
Repurchase of common stock	(362,973)	(55,605)	--
Net cash flows from financing activities	(175,724)	(44,597)	8,601

Net change in cash and cash equivalents	148,170	4,346	(33,653)

Cash and cash equivalents at beginning of period	13,735	9,389	43,042

Cash and cash equivalents at end of period	$161,905	$13,735	$9,389

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$43,898	$63,734	$34,965
Non-cash financing activities:
Issuance of treasury stock for
Directors Deferred Compensation Plan	$119	$185	$ --

The accompanying notes are an integral part of the consolidated financial statements.

F - 6

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2003	54,069	$541	$52,687	$221,400	$(4,263)	(8,638)	$(124,241)	$146,124
Net income				75,263				75,263
Other comprehensive (loss):
Minimum pension liability, net of tax					(1,269)			(1,269)
Comprehensive income								73,994
Exercise of stock options			614	(2,753)		563	10,740	8,601
Tax benefit from exercise of stock options			6,355					6,355
Balance as of December 31, 2004	54,069	541	59,656	293,910	(5,532)	(8,075)	(113,501)	235,074
Net income				109,712				109,712
Other comprehensive (loss):
Minimum pension liability, net of tax					(484)			(484)
Comprehensive income								109,228
Exercise of stock options			318	(13,943)		619	24,633	11,008
Tax benefit from exercise of stock options			8,704					8,704
Common shares repurchased						(929)	(55,605)	(55,605)
Issuance of shares for Directors’ Deferred
Compensation Plan			36			7	149	185
Balance as of December 31, 2005	54,069	541	68,714	389,679	(6,016)	(8,378)	(144,324)	308,594
Net income				118,516				118,516
Other comprehensive income:
Minimum pension liability, net of tax					6,016			6,016
Comprehensive income								124,532
Adoption of SFAS No. 158, net of tax					(6,533)			(6,533)
Exercise of stock options			(37,034)			923	59,994	22,960
Tax benefit from exercise of stock options			14,289					14,289
Common shares repurchased						(5,607)	(362,973)	(362,973)
Stock-based compensation			3,067					3,067
Issuance of shares for Directors’ Deferred
Compensation Plan			(153)			4	272	119
Restricted stock awards and shares
tendered for taxes			(1,901)			29	1,791	(110)
Balance as of December 31, 2006	54,069	$541	$46,982	$508,195	$(6,533)	(13,029)	$(445,240)	$103,945

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1.	Business and Significant Accounting Policies

Business. We are a leading for-profit provider of postsecondary education in the United States based on revenue and student enrollment. As of December 31, 2006, we were offering diploma and associate, bachelor and master degree programs at 87 institutes and nine learning sites located in 33 states. All of our institutes are authorized by the applicable educational authorities of the states in which they operate and are accredited by an accrediting commission recognized by the United States Department of Education (“ED”). We have provided career-oriented programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

Basis of Presentation. The consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany balances and transactions are eliminated upon consolidation. Certain reclassifications have been made in the consolidated financial statements of prior years to conform to the current year presentation.

Use of Estimates. The preparation of these consolidated financial statements, in accordance with GAAP, includes estimates and assumptions that are determined by our management. Actual results could differ materially from the estimates.

Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash. Title IV Program funds and certain other monies transferred to us by electronic funds transfer are subject to holding restrictions, generally from three to seven days, before they can be drawn into our cash account. The funds subject to these holding periods are classified as restricted cash within our current assets until they are applied to the students' accounts. In addition, a Maryland education regulation requires us to maintain an escrow account as a condition to operating our institute in Owings Mills, MD. The funds in this escrow account are classified as restricted cash within our non-current assets.

Investments. We classify our investments in marketable securities as available-for-sale or held-to-maturity depending on our investment intentions with regard to those securities on the date of acquisition. Investments are classified as either current or non-current based on the maturity date of each security. Auction rate debt securities and variable rate demand notes classified as available-for-sale, however, are included in current assets despite the long-term contractual maturity if we have the ability to liquidate these investments within one year.

The cost of securities sold is based on the specific identification method.

Accounts Receivable. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. The individual student balances of these receivables are insignificant. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis, using the institute’s historical collection experience. We review the historical collection experience for each institute, consider other facts and circumstances related to an institute and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students when we conclude that collection is not probable.

Property and Equipment. Property and equipment is recorded in our consolidated financial statements at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Expenditures that extend the useful lives of our assets are capitalized.

Developed or purchased software is capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Facility construction costs are capitalized as incurred, with depreciation commencing when the facility is placed in service. We have historically paid for all real estate projects without any external financing and, therefore, no interest costs have been capitalized.

Provisions for depreciation and amortization of property and equipment have generally been made using the straight-line method over the following ranges of useful lives:

Type of Property and Equipment	Estimated Useful Life
Furniture and equipment	2 to 10 years
Leasehold and building improvements	3 to 14 years
Buildings	20 to 40 years
Software	3 to 8 years

We amortize leasehold improvements using the straight-line method over the shorter of the life of the improvement or the term of the underlying lease.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we regularly review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If we determine that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we would determine the fair value of that asset using a discounted cash flows model. If the amount of discounted cash flows is less than the net book value of the long-lived asset, we recognize an impairment loss in the amount of the difference. We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions.

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

We review the carrying amount of the capitalized direct marketing costs on a regular basis in order to compare the recorded amounts with the estimated remaining future revenue streams associated with those assets. If we determine that the value of the capitalized direct marketing costs recorded exceeds the remaining future revenue estimated to be generated from those assets, the excess amount is written off and recorded as an expense for the related period. The amortization method and period are based on historical trends of student enrollment and retention activity and are not subject to significant assumptions. We regularly evaluate the factors used to determine the amounts to be deferred and amortized and the future recoverability of those deferred costs.

Direct marketing costs on the balance sheet totaled $46,706 at December 31, 2006 and $39,705 at December 31, 2005, less accumulated amortization of $25,078 at December 31, 2006 and $22,215 at December 31, 2005.

Insurance Liabilities. We record insurance liabilities and related expenses for health, workers compensation and other insurance reserves in accordance with the contractual terms of the insurance policies. We record the total liabilities that are estimable and probable as of the reporting date for our insurance liabilities that we self-insure. The accounting for our self-insured arrangements involves estimates and judgments to determine the liability to be recorded for reported claims and unreported claims incurred but not reported. We consider our historical experience in determining the appropriate insurance reserves to record. If our current insurance claim trends were to differ significantly from our historic claim experience, however, we would make a corresponding adjustment to our insurance reserves.

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

Treasury Stock. Repurchases of outstanding shares of our common stock are recorded at cost. Treasury stock issued in fulfillment of stock-based compensation awards or other obligations is accounted for under the last in, first out method.

Fair Value and Credit Risk of Financial Instruments. The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Investments classified as available-for-sale are recorded at their market value.

The fair market value of our long-term debt is estimated based on current market conditions and rates for debt that have the same characteristics and remaining maturities. As of December 31, 2006, the carrying value and estimated fair market value of our long-term debt was $150,000.

Financial instruments that potentially subject us to credit risk consist primarily of accounts receivable and interest-bearing investments. The credit risk of our accounts receivable is minimal, due to the small individual amounts owed by a large number of students which make up this balance. Our interest-bearing investments generally consist of high-quality securities issued by various entities and major financial institutions.

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

Tuition revenue includes textbooks students use in their programs of study. We amortize the costs of textbooks on a straight-line basis over the applicable course length and record the deferral of textbook costs in prepaids and other current assets. Laptop computer sales and the related cost of the laptop computers are recognized when the student receives the laptop computer. Tool kit sales and the related cost of the tool kits are recognized when the kits are distributed to the students. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from a program of study at an institute.

We report 12 weeks of tuition revenue in each of our four fiscal quarters. We standardized the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter can fluctuate from quarter to quarter each year. The total number of weeks of school during each year is 48.

Advertising Costs. We expense all advertising costs as incurred.

Equity-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which prescribes the accounting for equity instruments exchanged for employee and director services. We followed the SEC’s guidance in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” when we adopted SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates, or when he or she is eligible to retire. As a result, under certain circumstances, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the fair value on the date of grant estimated in accordance with: (a) SFAS No. 123,

“Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 123”) for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006.

We use an option pricing model to determine the fair value of stock options and we use the market price of our common stock to determine the fair value of restricted stock and restricted stock units. The fair value of the stock options granted prior to January 1, 2005 was determined using the Black-Scholes model. For all stock options granted on or after January 1, 2005, we used a binomial option pricing model which, similar to the Black-Scholes model, takes into account the variables defined below:

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

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” ("APB Opinion No. 25") and related interpretations. Under the intrinsic value method, minimal compensation expense was recognized in our financial statements, because the vast majority of the stock-based compensation that we granted was in the form of nonqualified stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the grant date.

If the stock-based compensation expense in the year ended December 31, 2006 had been determined in accordance with APB No. 25, instead of SFAS No. 123R, our:

•	pretax operating income would have increased $3,067 in the year ended December 31, 2006;
•	income tax benefit would have decreased approximately $1,181 in the year ended December 31, 2006;
•	net income would have increased $1,886 in the year ended December 31, 2006;
•	basic earnings per share would have increased $0.04 in the year ended December 31, 2006; and
•	diluted earnings per share would have increased $0.04 in the year ended December 31, 2006.

Prior to adopting SFAS No. 123R, we provided proforma disclosures under SFAS No. 123. Those disclosures included proforma compensation expense related to the stock-based compensation granted to employees and directors calculated on a straight-line basis over the full vesting period of the grants and reflected forfeitures as they occurred. If we had reflected the stock-based compensation for retirement-eligible grantees over the applicable service period consistent with SFAS No. 123R, the prior period SFAS No. 123 pro forma net income disclosed in the annual report on Form 10-K for that period would have been approximately $95,300 in the year ended December 31, 2005, instead of the $92,005 disclosed, and approximately $70,900 in the year ended December 31, 2004, instead of the $67,806 disclosed. The total stock-based compensation expense ultimately realized under SFAS No. 123 and SFAS No. 123R would be the same but the timing of when the expense would be reflected differs.

Under SFAS No. 123R, the tax benefit of tax deductions in excess of the compensation expense resulting from the exercise of stock options is presented under cash flows from financing activities in our Consolidated Statements of Cash Flows. Prior to adopting SFAS No. 123R, we presented the tax benefit resulting from the exercise of stock options under cash flows from operating activities in our Consolidated Statements of Cash Flows.

We generally issue shares of our common stock from treasury shares upon the exercise of stock options. As of December 31, 2006, 13,029,471 shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we are unable to determine at this point how many shares we will repurchase over the next 12 months. See Note 3 for additional disclosures regarding our stock repurchases.

Operating Leases. We lease our non-owned facilities under operating lease agreements. Common provisions within our operating lease agreements include:

•	renewal options, which can be exercised after the initial lease term;

•	rent escalation clauses;
•	tenant improvement allowances; and
•	rent holidays.

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

Earnings Per Common Share. Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Shares:
Weighted average number of shares
of common stock outstanding	42,722	46,138	45,791
Shares assumed issued
(less shares assumed purchased for
treasury) for stock-based compensation	907	974	1,017
Outstanding shares for diluted
earnings per share calculation	43,629	47,112	46,808

A total of 30,000 shares for fiscal year 2006, 1,000 shares for fiscal year 2005 and 613,000 shares for fiscal year 2004 have been excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

New Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We estimate that the adoption of FIN No. 48 will increase retained earnings as of January 1, 2007 by up to $2,000 for income tax benefits not previously recognized.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which provides guidance on the use of fair value to measure assets and liabilities and expands the disclosure required in a company’s financial statements for fair value measurements. SFAS No. 157 will apply whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities and is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 no later than January 1, 2008 and have not determined the effect that the adoption will have on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”), which requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. Those provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We recorded an asset of $8,277 for our qualified pension plan, a liability of $1,656 for our nonqualified pension plan and $6,533, net of tax, in accumulated other comprehensive income on our December 31, 2006 Consolidated Balance Sheet. Retrospective application of SFAS No. 158 is not permitted and, therefore, prior year balances and activity related to the pension plans have not been changed. See Note 10 for additional disclosure regarding our pension plans.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than January 1, 2008. We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

2.	Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•

2006 ITT Educational Services, Inc. Equity Compensation Plan - Awards may be granted to our employees and directors under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (“2006 Equity Compensation Plan”) in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards as defined in the plan. The maximum number of shares of our common stock that may be issued pursuant to awards under this plan is 4,000,000. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by three shares. As of December 31, 2006, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

•

1999 Outside Directors Stock Option Plan - A maximum of 500,000 shares of our common stock were available to be issued upon the exercise of nonqualified stock options granted to non-employee directors under the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”).

•

1997 ITT Educational Services, Inc. Incentive Stock Plan - A maximum of 8,100,000 shares of our common stock were available to be issued upon the exercise of stock options and pursuant to other forms of awards under the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”), but no more than 20% of the total number of shares on a cumulative basis could have been used for restricted stock or performance share awards. A maximum of 1.5% of our outstanding shares of common stock could have been issued annually, with any unissued shares available to be issued in later years.

•

ITT Educational Services, Inc. 1994 Stock Option Plan - A maximum of 810,000 shares of our common stock were available to be issued upon the exercise of nonqualified stock options granted under the ITT Educational Services, Inc. 1994 Stock Option Plan (“1994 Stock Plan”).

No additional awards have been or will be granted after May 9, 2006 under the 1999 Directors Stock Plan or the 1997 Stock Plan. No awards have been granted under the 1994 Stock Plan since the plan expired on December 29, 2004.

We recognized $3,067 of stock-based compensation and a related income tax benefit of $1,181 in our net income for the year ended December 31, 2006. We did not capitalize any stock-based compensation cost in the year ended December 31, 2006.

As of December 31, 2006, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $1,828, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.2 years.

In the years ended December 31, 2005 and 2004, we did not recognize any stock-based compensation expense in our Consolidated Statements of Income in accordance with APB Opinion No. 25. If the compensation expense related to the stock-based compensation for the years ended December 31, 2005 and 2004 had been determined based on the fair value of the stock-based compensation at grant date consistent with SFAS No. 123, our compensation expense would have increased and our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004
Net income as reported	$109,712	$75,263
Deduct: Total stock-based compensation expense
determined under the fair value based method,
net of tax	(17,707)	(7,457)
Pro forma net income	$92,005	$67,806

Earnings per share:
Basic as reported	$2.38	$1.64
Impact of stock-based compensation	(0.39)	(0.16)
Basic pro forma	$1.99	$1.48

Diluted as reported	$2.33	$1.61
Impact of stock options	(0.38)	(0.16)
Diluted pro forma	$1.95	$1.45

On October 24, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of all unvested, nonqualified stock options granted to our employees and directors that had exercise prices greater than the closing price of our common stock on that date. In addition, certain of our executives were awarded nonqualified stock options during 2005 that were fully vested and immediately exercisable. The purpose for accelerating the vesting and award of those stock options was to reduce our compensation costs associated with those stock options upon our adoption of SFAS No. 123R in 2006.

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

The stock options granted, forfeited, exercised and expired during the period indicated are as follows:

	Year Ended December 31, 2006
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	3,422,352	$30.86	$105,641	6.2 years
Granted	80,500	60.49	4,869
Forfeited	(10,000)	44.70	(447)
Exercised	(922,043)	(24.90)	(22,960)
Expired	None	None	None
Outstanding at end of period	2,570,809	$33.88	$87,103	5.6 years	$83,341
Exercisable at end of period	2,451,632	$32.84	$80,500	5.6 years	$82,043

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by subtracting the weighted average exercise price from the closing market price of our common stock on December 29, 2006, and multiplying the result by the number of options outstanding or exercisable, as applicable.

Information regarding the stock options granted and exercised during the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
Stock options granted	80,500	894,985	777,500
Weighted average fair value	$22.31	$19.06	$25.96
Stock options exercised	922,043	618,733	563,616
Intrinsic value of stock options exercised	$37,273	$22,556	$16,902
Proceeds received from stock options exercised	$22,960	$11,008	$8,601
Tax benefits realized from stock options exercised	$14,289	$8,704	$6,355

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

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rates	4.3%	4.0%	3.3%
Expected lives (in years)	4	4	5
Volatility	42%	44%	58%
Dividend yield	None	None	None

Restricted Stock and RSUs. Under the 1997 Stock Plan, restricted shares awarded were subject to a restriction period set by the Compensation Committee of our Board of Directors, during which time the shares may not be sold, transferred, assigned or pledged. For restricted stock awards issued under the 1997 Stock Plan during the year ended December 31, 2006, the restriction period ends on the third anniversary of the date of grant. Under the 2006 Equity Compensation Plan, restricted shares and RSUs awarded are subject to a restriction period of at least: (a) three years in the case of a time-based period of restriction; and (b) one year in the case of a performance-based period of restriction. All restricted shares and RSUs awarded under the 2006 Equity Compensation Plan as of December 31, 2006 have a time-based restriction period that ends on the third anniversary of the date of grant. We determine the fair value of the restricted stock and RSUs granted based on the closing market price of our common stock on the date of grant. We recognize the fair value of the restricted stock and RSUs as compensation expense over the service period applicable to the grantee using the straight-line method.

The following table sets forth the restricted stock and RSUs that were granted, forfeited and vested during the period indicated:

	Year Ended December 31, 2006
	# of Shares of Restricted Stock	Weighted Average Grant Price	# of RSUs	Weighted Average Grant Price
Unvested at beginning of period	--	$ N/A	--	$ N/A
Granted	32,487	60.26	88	68.25
Forfeited	(1,980)	(58.30)	--	N/A
Vested	(5,975)	(58.30)	0	N/A
Unvested at end of period	24,532	$60.90	88	$68.25

The total fair market value of the shares vested during the year ended December 31, 2006 was $348.

3.	Stock Repurchases

In October 2002, our Board of Directors authorized us to repurchase 5,000,000 shares of our common stock and, in April 2006, our Board of Directors authorized us to repurchase an additional 5,000,000 shares of our common stock (the “Repurchase Program”). As of December 31, 2006, 2,681,100 shares were available for repurchase under the Repurchase Program. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

In the year ended December 31, 2006, we repurchased 5,606,600 shares of our common stock for $362,973, or at an average price of $64.74 per share. In the year ended December 31, 2005, we repurchased 928,600 shares of our common stock for $55,605, or at an average price of $59.88 per share.

4.	Debt

On December 22, 2006, we entered into a credit agreement with a single lender to borrow up to $150,000 under a revolving credit facility. The credit facility will be used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain ratios required by various education authorities that regulate us. The credit agreement matures on October 1, 2009 and the amount of credit available thereunder decreases by $21,429 each calendar quarter beginning April 1, 2008. We have the option to borrow under the credit agreement on either a secured or unsecured basis which, subject to certain conditions, can be changed by us at any time upon ten days prior written notice to the lender. Certain investments held in a pledged account serve as the collateral for any secured borrowings under the credit agreement.

The availability of borrowings under the credit agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include an absence of default by us, as defined in the credit agreement, and that certain representations and warranties contained in the credit agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of December 31, 2006.

Borrowings under the credit agreement bear interest at variable rates based on fixed increments over the London Interbank Offered Rate. We pay a commitment fee of 0.15% per annum of the unused amount of the credit facility. As of December 31, 2006, the borrowings under the credit agreement were $150,000, all of which were unsecured, and bore interest at a rate of 5.73% per annum. No interest was paid on the borrowings during the year ended December 31, 2006.

On January 8, 2007, we converted the $150,000 of unsecured borrowings to secured borrowings under the credit agreement at an interest rate of 5.47% per annum, at which time approximately $157,950 of our investments served as collateral for the secured borrowings under the credit agreement.

5.	Special Legal and Other Investigation Costs

Consistent with our accounting policy for contingent liabilities, we periodically reassess the probable and estimable legal costs associated with a claim or a potential claim. As of December 31, 2006, we had an accrual of $148 for estimated costs associated with the U.S. Department of Justice (“DOJ”) investigation of us, the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us and certain of our current and former officers and directors (collectively, the “Actions”). In the year ended December 31, 2006, we were billed $279 for legal costs associated with the Actions. We recorded a net charge of $1,219 in the year ended December 31, 2005 for estimated legal costs associated with the Actions, and we were billed $5,117 for those legal costs during 2005. In accordance with the financial accounting standards for loss contingencies, we have accrued what we believe to be a reasonable estimate of costs that are probable we will incur.

6.	Financial Aid Programs

We participate in various federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). Approximately 57% of our 2006 revenue, determined on a cash accounting basis as defined by the ED regulations, was indirectly derived from funds distributed under these programs.

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

7.	Investments

The following table sets forth how our investments were classified on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2006			2005
	Available- For-Sale	Held-to-Maturity	Total	Available- For-Sale	Held-to-Maturity	Total
Short-term investments	$185,535	$9,472	$195,007	$382,915	$5,237	$388,152
Non-current investments	--	--	--	--	9,538	9,538
	$185,535	$9,472	$195,007	$382,915	$14,775	$397,690

The following table sets forth the aggregate fair market value of our available-for-sale investments and aggregate amortized cost of our held-to-maturity investments as of the dates indicated:

	As of December 31,
	2006	2005
Available-for-Sale Investments:
Auction rate equity securities	$ 21,300	$ 43,300
Auction rate debt securities and
variable rate demand notes	164,235	339,615
	$ 185,535	$ 382,915
Held-to-Maturity Investments:
Marketable debt securities	$ 9,472	$ 14,775

We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the years ended December 31, 2006, 2005 and 2004. All income generated from those investments was recorded as interest income.

The components of investment income included in interest income, net in the Consolidated Statements of Income for the periods indicated were as follows:

	Year Ended December 31,
	2006	2005	2004
Net realized gains on the sale of investments	$ 63	$ 109	$ 19
Interest income	8,288	8,826	4,356
Change in net unrealized holding (loss)	--	--	(29)
	$8,351	$8,935	$4,346

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale and held-to-maturity as of December 31, 2006:

Contractual Maturity	Available-for-Sale	Held-to-Maturity
Due within five years	$ 3,500	$ 9,472
Due after five years through ten years	13,235	--
Due after ten years	147,500	--
	$ 164,235	$ 9,472

8.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2006	2005
Furniture and equipment	$116,447	$122,884
Buildings and building improvements	78,281	55,603
Leasehold improvements	8,086	6,731
Software	15,544	15,506
Construction in progress	832	8,532
Land and land improvements	28,719	24,943
	247,909	234,199
Less: Accumulated depreciation	(99,498)	(106,793)
Property and equipment, net	$148,411	$127,406

Software includes purchased and internally developed software. Accumulated depreciation includes accumulated amortization of capitalized software of $7,830 at December 31, 2006 and $7,088 at December 31, 2005. We recorded software amortization expense of $3,808 in the year ended December 31, 2006, $2,147 in the year ended December 31, 2005, and $2,380 in the year ended December 31, 2004. We recorded depreciation and amortization expense for furniture and equipment, leasehold improvements and buildings and building improvements in the amount of $17,833 in the year ended December 31, 2006, $15,672 in the year ended December 31, 2005 and $15,869 in the year ended December 31, 2004.

9.	Income Taxes

The following table sets forth the components of the provision for income taxes for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Current income tax expense:
U.S. federal	$62,464	$51,108	$36,471
State and local	10,606	8,239	6,358
Total	73,070	59,347	42,829
Deferred income tax expense (benefit):
U.S. federal	(1,546)	4,365	4,413
State and local	(413)	867	877
Total	(1,959)	5,232	5,290
Total provision for income taxes	$71,111	$64,579	$48,119

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2006	2005
Direct marketing costs	$(8,441)	$(6,860)
Capitalized software	(3,018)	(3,302)
Deferral of book costs	(1,601)	(1,551)
Property and equipment	(3,150)	(4,383)
Pension	(2,564)	(6,950)
Other	(474)	--
Gross deferred tax liabilities	(19,248)	(23,046)

Deferred revenue	1,941	1,708
Minimum pension liability	--	3,883
Legal accrual	980	971
Compensation and benefits	2,945	2,194
Stock-based compensation	883	--
Operating leases	1,997	1,584
Other	1,560	1,533
Gross deferred tax assets	10,306	11,873

Net deferred income tax (liability)	$(8,942)	$(11,173)

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income for the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2006	2005	2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6%	3.4%	3.9%
Other	(1.1%)	(1.3%)	0.1%
Effective income tax rate	37.5%	37.1%	39.0%

In 2006 and 2005, our tax exempt investment income was greater than in prior years, which had a favorable effect on our effective income tax rate in 2006 and 2005 compared to 2004. We also implemented certain state tax planning strategies during 2005 which resulted in a decrease in our state income tax rate.

10.	Employee Benefit Plans

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

The benefit accruals under the ESI Pension Plan and the ESI Excess Pension Plan for all participants in those plans were frozen effective March 31, 2006, such that no further benefits accrue under those plans after March 31, 2006. Participants in those plans, however, continue to be credited with vesting service and interest according to the terms of the ESI Pension Plan and the ESI Excess Pension Plan.

All information below is based on an actuarial valuation date as of September 30.

Our accumulated benefit obligation was $54,743 at December 31, 2006 and $51,801 at December 31, 2005.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2006	2005
Projected benefit obligation at beginning of year	$ 59,169	$ 48,379
Service cost	1,670	6,935
Actuarial loss	689	3,169
Interest cost	3,005	2,848
Benefits paid	(2,372)	(2,162)
Plan amendments	(7,418)	--
Projected benefit obligation at end of year	54,743	59,169
Fair value of plan assets at end of year	61,364	44,789
Funded status at end of year	$ 6,621	$ (14,380)

The following table sets forth the change in plan assets for the periods indicated:

	Year Ended December 31,
	2006	2005
Fair value of plan assets at beginning of year	$ 44,789	$ 32,340
Actual return on plan assets	3,947	2,816
Employer contributions	15,000	11,795
Benefits paid	(2,372)	(2,162)
Fair value of plan assets at end of year	$ 61,364	$ 44,789

The following table sets forth the fair value of total plan assets by major asset category as of the measurement date used for the periods indicated:

	Year Ended December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Cash and cash equivalents	$ 420	1%	$ 375	1%
Mutual funds	37,426	61%	28,498	64%
Common stocks	22,382	36%	14,841	33%
Foreign equities	1,136	2%	1,075	2%
Total	$61,364	100%	$44,789	100%

The following table sets forth the amounts recognized in our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2006	2005
Current assets	$ --	$ 4,484
Non-current assets	8,277	--
Current liabilities	--	--
Non-current (liabilities)	(1,656)	(11,665)
Total	$ 6,621	$ (7,181)

The following table sets forth the amounts recognized in accumulated other comprehensive income, pre-tax, in our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2006	2005
Net loss	$ 10,748	$ --
Prior service cost	--	--
Additional minimum liability	--	9,899
Total	$ 10,748	$ 9,899

The following table sets forth the components of net periodic pension benefit cost for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Service cost	$ 1,670	$ 6,935	$ 6,539
Interest cost	3,005	2,848	2,261
Expected return on assets	(4,443)	(3,247)	(2,238)
Recognized net actuarial loss	823	1,425	1,150
Amortization of prior service cost	(22)	(88)	(88)
Net periodic benefit cost	$ 1,033	$ 7,873	$ 7,624
FAS 88 curtailment gain	(684)	--	--
Total benefit cost	$ 349	$ 7,873	$ 7,624

The amount of net loss and prior service cost in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during fiscal year 2007 are $552 and $0, respectively.

The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows:

	Before Application of SFAS No. 158 (without AML Adjustment)	Adjustment for Additional Minimum Liability (“AML”)	Before Application of SFAS No. 158 (with AML Adjustment)	SFAS No. 158 Adoption Adjustment	After Application of SFAS No. 158

Prepaid/(Accrued)	$ 7,470	$ 9,873	$ 17,343	$ (10,722)	$ 6,621
Intangible asset	--	--	--	--	--
Deferred tax asset	3,883	(3,883)	--	4,215	4,215
AOCI (1) (net of tax)	(6,016)	6,016	--	(6,533)	(6,533)
AOCI (1) (pre-tax)	(9,899)	9,873	(26)	(10,722)	(10,748)
(1) Accumulated other comprehensive income (loss).

The weighted-average assumptions used to determine benefit obligations as of September 30, 2006 and 2005 are as follows:

	2006	2005
Discount rate	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%

The weighted-average assumptions used to determine net periodic pension cost in the years ended September 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans, as permitted under Paragraph 26 of SFAS No. 87, “Employers’ Accounting for Pensions.”

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2007	$3,100
Fiscal 2008	$3,200
Fiscal 2009	$4,000
Fiscal 2010	$3,300
Fiscal 2011	$4,100
Fiscal 2012 - 2016	$21,100

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

In January 2006, we contributed $15,000 to the ESI Pension Plan and do not expect to make any contribution to the ESI Pension Plan in 2007.

During 2006, prior to the adoption of SFAS No. 158, we decreased our minimum pension liability by $9,899 as a result of:

•	funding the ESI Pension Plan with a $15,000 contribution; and
•	refinements made to our future expected benefit payment assumptions due to freezing the Pension Plans.

We also recorded a corresponding $6,016 increase in shareholders’ equity, which was net of a $3,883 deferred tax asset. During 2005, we increased our minimum pension liability by $798 as a result of:

•	obtaining an investment return on plan assets that was less than our original estimates;
•	a decrease in our discount rate; and
•	refinements made to our future expected benefit payment assumptions.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were $3,836 in the year ended December 31, 2006, $3,761 in the year ended December 31, 2005, and $3,246 in the year ended December 31, 2004.

11.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2006, the total face amount of those surety bonds was approximately $17,500. In addition, as of December 31, 2006, we provided irrevocable standby letters of credit in the amount of $1,477 to secure the payment of construction costs associated with a facility that we built in 2006 and the payment of our workers’ compensation claims.

Lease Commitments. We lease our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and we expect that:

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

Rent expense under our operating leases was $27,866 in the year ended December 31, 2006, $30,038 in the year ended December 31, 2005, and $26,546 in the year ended December 31, 2004. Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows:

2007	$ 26,926
2008	26,017
2009	19,633
2010	11,217
2011	7,120
2012 and thereafter	11,145
$ 102,058

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

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006
(Amounts in thousands)

	Balance at	Charged		Balance
	Beginning	to		at End of
Description	of Period	Expenses	Write-offs	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2006	$1,118	$10,862	$(9,799)	$2,181
Year Ended December 31, 2005	$1,518	$10,679	$(11,079)	$1,118
Year Ended December 31, 2004	$1,644	$11,996	$(12,122)	$1,518

FFEL Reserve (1):
Year Ended December 31, 2006	$--	$ --	$--	$--
Year Ended December 31, 2005	$--	$ --	$--	$--
Year Ended December 31, 2004	$32	$(32)	$--	$--

(1) Represents Federal Family Education Loan/Perkins Loan programs. We no longer participate in the Perkins program.

ITT EDUCATIONAL SERVICES, INC.
QUARTERLY FINANCIAL RESULTS
FOR 2006 AND 2005
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2006 (a)
Revenue	$176,315	$185,569	$189,667	$206,213	$757,764
Cost of educational services	90,404	92,514	84,554	89,379	356,851
Student services and administrative expenses	56,112	56,465	53,969	53,274	219,820
Special legal and other investigation costs (b)	(430)	--	--	--	(430)
Operating income	30,229	36,590	51,144	63,560	181,523
Interest income, net	2,507	2,010	1,740	1,847	8,104
Income before provision for income taxes	32,736	38,600	52,884	65,407	189,627
Provision for income taxes	12,262	14,489	19,832	24,528	71,111
Net income	$20,474	$24,111	$33,052	$40,879	$118,516
Earnings per share
Basic	$0.46	$0.56	$0.79	$0.99	$2.77
Diluted	$0.45	$0.55	$0.77	$0.97	$2.72
2005
Revenue	$160,153	$168,782	$176,764	$182,304	$688,003
Cost of educational services	80,121	81,795	81,407	85,020	328,343
Student services and administrative expenses	49,194	52,165	49,347	42,297	193,003
Special legal and other investigation costs (b)	7,712	--	(6,493)	--	1,219
Operating income	23,126	34,822	52,503	54,987	165,438
Interest income, net	1,714	2,205	2,064	2,870	8,853
Income before provision for income taxes	24,840	37,027	54,567	57,857	174,291
Provision for income taxes	9,812	14,626	20,154	19,987	64,579
Net income	$15,028	$22,401	$34,413	$37,870	$109,712
Earnings per share
Basic	$0.33	$0.49	$0.74	$0.82	$2.38
Diluted	$0.32	$0.48	$0.73	$0.81	$2.33

(a)

Effective January 1, 2006, we adopted SFAS No. 123R, which requires us to expense the fair value of stock-based compensation awards. Prior to 2006, we accounted for stock-based compensation in accordance with APB Opinion No. 25 and related interpretations. If the stock-based compensation expense in the year ended December 31, 2006 had been determined in accordance with APB Opinion No. 25, instead of SFAS No. 123R, our:

•	operating income and income before taxes would have increased $3,067;
•	income taxes would have increased $1,181;
•	net income would have increased $1,886; and
•	basic and diluted earnings per share would have increased $0.04.

See Notes 1 and 2 of the Notes to Consolidated Financial Statements for a discussion of our stock-based compensation.
(b)

Accrued estimated legal and other investigation costs associated with the DOJ investigation, the inquiry initiated by the SEC into the allegations investigated by the DOJ, and the securities class action, shareholder derivative and books and records inspection lawsuits filed against us and certain of our current and former executive officers and Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

By: /s/ Rene R. Champagne

Dated: February 23, 2007	Rene R. Champagne

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene R. Champagne	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007
Rene R. Champagne

/s/ Kevin M. Modany	President, Chief Operating Officer and Director	February 23, 2007
Kevin M. Modany

/s/ Daniel M. Fitzpatrick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2007
Daniel M. Fitzpatrick

/s/ John F. Cozzi	Director	February 23, 2007
John F. Cozzi

/s/ John E. Dean	Director	February 23, 2007
John E. Dean

/s/ James D. Fowler, Jr.	Director	February 23, 2007
James D. Fowler

/s/ Joanna T. Lau	Director	February 23, 2007
Joanna T. Lau

/s/ Thomas I. Morgan	Director	February 23, 2007
Thomas I. Morgan

/s/ Samuel L. Odle	Director	February 23, 2007
Samuel L. Odle

/s/ Vin Weber	Director	February 23, 2007
Vin Weber

/s/ John A. Yena	Director	February 23, 2007
John A. Yena

S - 1

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	(1) Restated Certificate of Incorporation, as Amended to Date
3.2	(2) Restated By-Laws, as Amended to Date
10.4	(3) Trade Name and Service Mark License Agreement between ITT/ESI and ITT
10.7	*(4) ITT Educational Services, Inc. 1994 Stock Option Plan
10.8	*(5) 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.11	(6) Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation
10.14	*(7) ESI 401(k) Plan
10.15	*(6) ESI Excess Savings Plan
10.18	(8) First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation
10.19	*(9) ESI Excess Pension Plan
10.20	*(10) 1999 Outside Directors Stock Option Plan
10.21	*(11) ESI Non-Employee Directors Deferred Compensation Plan
10.22	*(12) ESI Executive Deferred Bonus Compensation Plan
10.24	(13) Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)
10.25	* (13) First Amendment to ESI Excess Savings Plan
10.27	* (14) ESI Senior Executive Severance Pay Plan
10.28	* (14) ESI Special Senior Executive Severance Pay Plan
10.30	* (15) Restated ESI 401(k) Plan, as Amended to Date
10.31	* (16) First Amendment of ESI 401(k) Plan
10.32	* (17) Second Amendment to ESI Excess Savings Plan
10.34	* (18) Third Amendment to ESI Excess Savings Plan
10.35	* (18) First Amendment to ESI Excess Pension Plan
10.37	* (18) First Amendment to the 1999 Outside Directors Stock Option Plan
10.38	* (18) First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.39	* (19) Second Amendment of ESI 401(k) Plan
10.41	* (20) Third Amendment to ESI 401(k) Plan
10.42	* (20) Second Amendment to the 1999 Outside Directors Stock Option Plan

S - 2

10.44	* (21) 1999 Outside Directors Stock Option Plan-Form of Non-Qualified Stock Option Agreement
10.45	* (21) 1997 ITT Educational Services, Inc. Incentive Stock Plan-Form of Nonqualified Stock Option Award Agreement
10.47	* (22) Third Amendment to the 1999 Outside Directors Stock Option Plan
10.48	* Summary of Certain Director and Executive Compensation
10.50	* (23) Fourth Amendment of ESI 401(k) Plan
10.51	* (24) Separation and General Release Agreement
10.52	* (25) 1997 ITT Educational Services, Inc. Incentive Stock Plan – Form of Nonqualified Stock Option Award Agreement for November 2, 2005 Award to Executives
10.53	* (26) Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.54	* (29) Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.55	* (27) 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.56	* (28) Restated ESI Pension Plan, as Amended to Date
10.57	* (29) First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.58	* (29) Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.59	* (29) Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.60	(30) Credit Agreement, dated as of December 22, 2006, between ITT Educational Services, Inc. and JPMorgan Chase Bank, N.A.
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

________

*The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2005 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1994 Annual Report on Form 10-K is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's Registration Statement on Form S-1 (Registration No. 33-78272) is incorporated herein by reference.

S - 3

(5)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(7)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI's Registration Statement on Form S-8 (Registration No. 333-55903) is incorporated herein by reference.
(8)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 Annual Report on Form 10-K is incorporated herein by reference.
(9)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1999 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(10)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.
(11)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1999 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(12)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(13)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(14)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(15)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2001 Annual Report on Form 10-K is incorporated herein by reference.
(16)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(17)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(18)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(19)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 Annual Report on Form 10-K is incorporated herein by reference.
(20)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(21)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(22)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 25, 2005 is incorporated herein by reference.
(23)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2005 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(24)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated September 12, 2005.
(25)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated October 28, 2005 is incorporated herein by reference.
(26)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2006 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(27)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated May 9, 2006 is incorporated herein by reference.
(28)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2006 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(29)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2006 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(30)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated December 22, 2006 is incorporated herein by reference.
S - 4