Form 10-Q
period 2007-03-31
ITT EDUCATIONAL SERVICES INC
filed 2007-04-26
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

40,724,204

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2007

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2007 and 2006 (unaudited) and

December 31, 2006

Condensed Consolidated Statements of Income (unaudited) for the three months ended

March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended

March 31, 2007 and 2006

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended

March 31, 2007 and 2006 (unaudited) and the year ended December 31, 2006

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	March 31, 2007	December 31, 2006	March 31, 2006
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,012	$161,905	$6,672
Short-term investments	341,460	195,007	270,879
Accounts receivable, net	9,858	9,367	9,775
Deferred income taxes	7,486	4,771	4,015
Prepaid expenses and other current assets	13,397	9,902	30,264
Total current assets	380,213	380,952	321,605

Property and equipment, net	149,207	148,411	131,070
Direct marketing costs, net	21,560	21,628	18,392
Investments	--	--	9,521
Other assets	9,354	9,329	1,078
Total assets	$560,334	$560,320	$481,666

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$56,358	$47,948	$42,185
Accrued compensation and benefits	11,273	13,899	9,010
Accrued income taxes	8,015	11,003	7,122
Other accrued taxes	3,574	3,242	2,901
Other accrued liabilities	8,013	6,251	5,818
Deferred revenue	205,770	202,162	179,326
Total current liabilities	293,003	284,505	246,362

Long-term debt	150,000	150,000	--
Deferred income taxes	12,822	13,713	14,432
Minimum pension liability	--	--	9,899
Other liabilities	12,869	8,157	7,737
Total liabilities	468,694	456,375	278,430

Shareholders' equity
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	32,921	46,982	65,472
Retained earnings	537,961	508,195	410,153
Accumulated other comprehensive (loss)	(6,448)	(6,533)	(6,016)
Treasury stock, 13,344,700, 13,029,471
and 10,322,431 shares, at cost	(473,335)	(445,240)	(266,914)
Total shareholders' equity	91,640	103,945	203,236
Total liabilities and shareholders' equity	$560,334	$560,320	$481,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$204,170	$176,315

Costs and expenses:
Cost of educational services	90,770	90,404
Student services and administrative expenses	69,293	56,112
Special legal and other investigation costs	--	(430)
Total costs and expenses	160,063	146,086

Operating income	44,107	30,229
Interest income, net	844	2,507
Income before provision for income taxes	44,951	32,736
Provision for income taxes	17,354	12,262

Net income	$27,597	$20,474

Earnings per share:
Basic	$0.67	$0.46
Diluted	$0.66	$0.45

Weighted average shares outstanding:
Basic	40,915	44,823
Diluted	41,590	45,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$27,597	$20,474
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	6,641	4,898
Provision for doubtful accounts	4,641	2,549
Deferred income taxes	(3,606)	(764)
Excess tax benefit from stock option exercises	(11,050)	(3,164)
Stock-based compensation expense	1,975	1,921
Changes in operating assets and liabilities:
Accounts receivable	(5,132)	1,665
Prepaid expenses and other assets	(3,520)	(16,191)
Direct marketing costs, net	68	(902)
Accounts payable and accrued liabilities	12,403	(14,432)
Income and other accrued taxes	10,746	12,036
Deferred revenue	3,608	3,872
Net cash flows from operating activities	44,371	11,962

Cash flows from investing activities:
Facility expenditures and land purchases	(4,918)	(4,949)
Capital expenditures, net	(2,519)	(3,613)
Proceeds from sales and maturities of investments	590,817	372,535
Purchase of investments	(737,270)	(255,245)
Net cash flows from investing activities	(153,890)	108,728

Cash flows from financing activities:
Excess tax benefit from stock option exercises	11,050	3,164
Proceeds from exercise of stock options	9,625	9,218
Repurchase of common stock	(65,049)	(140,135)
Net cash flows from financing activities	(44,374)	(127,753)

Net change in cash and cash equivalents	(153,893)	(7,063)

Cash and cash equivalents at beginning of period	161,905	13,735

Cash and cash equivalents at end of period	$8,012	$6,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2005	54,069	$541	$68,714	$389,679	($6,016)	(8,378)	($144,324)	$308,594
For the three months ended March 31, 2006 (unaudited):
Net income				20,474				20,474
Exercise of stock options			(8,327)			282	17,545	9,218
Tax benefit from exercise of stock options			3,164					3,164
Stock-based compensation			1,921					1,921
Common shares repurchased						(2,226)	(140,135)	(140,135)
Balance as of March 31, 2006	54,069	541	65,472	410,153	(6,016)	(10,322)	(266,914)	203,236
For the nine months ended December 31, 2006 (unaudited):
Net income				98,042				98,042
Other comprehensive income:
Minimum pension liability, net of tax					6,016			6,016
Comprehensive income								104,058
Adoption of SFAS No. 158, net of tax					(6,533)			(6,533)
Exercise of stock options			(28,707)			641	42,449	13,742
Tax benefit from exercise of stock options			11,125					11,125
Common shares repurchased						(3,381)	(222,838)	(222,838)
Stock-based compensation			1,146					1,146
Issuance of shares for Directors' Deferred Compensation Plan			(153)			4	272	119
Restricted stock awards and shares tendered for taxes			(1,901)			29	1,791	(110)
Balance as of December 31, 2006	54,069	541	46,982	508,195	(6,533)	(13,029)	(445,240)	103,945
Effect of adoption of FIN No. 48				2,169				2,169
Balance as of January 1, 2007 (unaudited)	54,069	541	46,982	510,364	(6,533)	(13,029)	(445,240)	106,114
For the three months ended March 31, 2007 (unaudited):
Net income				27,597				27,597
Other comprehensive income:
SFAS No. 158 amortization of pension loss, net of tax					85			85
Comprehensive income								27,682
Exercise of stock options			(27,269)			494	36,894	9,625
Tax benefit from exercise of stock options			11,233					11,233
Common shares repurchased						(810)	(65,049)	(65,049)
Stock-based compensation			1,975					1,975
Issuance of shares for Directors' Deferred Compensation Plan						1	60	60
Balance as of March 31, 2007	54,069	$541	$32,921	$537,961	($6,448)	(13,344)	($473,335)	$91,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of March 31, 2007, we were offering diploma and associate, bachelor and master degree programs to more than 49,000 students. As of March 31, 2007, we had 90 institutes and nine learning sites located in 33 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED"). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries' accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2006 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2006.

2.	Summary of Certain Accounting Policies

Income Taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN No. 48, we recognized a decrease of approximately $3,391 in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings of $2,169 as of January 1, 2007 and a reduction of federal tax benefits of $1,222.

As of January 1, 2007, after the implementation of FIN No. 48, our unrecognized tax benefits were $6,820. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5,494. We expect our unrecognized tax benefits to increase by less than $1,500 over the next 12 months for state tax positions related to the current and prior years.

We record interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had approximately $523 accrued for the payment of interest and penalties related to unrecognized tax benefits in our Condensed Consolidated Balance Sheet.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

3.	New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than January 1, 2008. We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”), which requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and will be adopted by us no later than December 31, 2008. We have not determined the effect that the adoption of this provision of SFAS No. 158 will have on our consolidated financial statements.

4.	Equity Compensation

We recognized $1,975 of stock-based compensation and a related income tax benefit of $760 in our net income for the three months ended March 31, 2007. We recognized $1,921 of stock-based compensation and a related income tax benefit of $740 in our net income for the three months ended March 31, 2006. We did not capitalize any stock-based compensation cost in the three months ended March 31, 2007 or 2006.

As of March 31, 2007, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $6,765, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.6 years.

The stock options granted, forfeited, exercised and expired during the period indicated are as follows:

	Three Months Ended March 31, 2007
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	2,570,809	$33.88	$87,103
Granted	157,080	77.60	12,190
Forfeited	(2,968)	51.47	(153)
Exercised	(493,767)	19.49	(9,625)
Expired	--	--	--
Outstanding at end of period	2,231,154	$40.12	$89,515	5.5 years	$96,168
Exercisable at end of period	1,974,899	$36.39	$71,875	5.6 years	$88,941

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by subtracting the weighted average exercise price from the closing market price of our common stock on March 30, 2007, and multiplying the result by the number of shares subject to the options outstanding or exercisable, as applicable.

On April 2, 2007, we granted stock options representing 69,282 shares of our common stock with an exercise price of $82.20, which become exercisable in three equal annual installments commencing with the first anniversary of the grant date.

Information regarding the stock options granted and exercised during the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Shares subject to stock options granted	157,080	56,500
Weighted average grant date fair value	$28.50	$21.67
Shares subject to stock options exercised	493,767	281,049
Intrinsic value of stock options exercised	$29,223	$8,237
Proceeds received from stock options exercised	$9,625	$9,218
Tax benefits realized from stock options exercised	$11,233	$3,164

The fair value of our stock options was determined at the grant date using a binomial option pricing model for stock options granted on and after January 1, 2005. We recognize the fair value of stock options as compensation expense over the service period applicable to the grantee using the straight-line method.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rates	4.8%	4.3%
Expected lives (in years)	4.7	4.3
Volatility	35%	42%
Dividend yield	None	None

The following table sets forth the shares of restricted stock and the restricted stock units ("RSUs") that were granted, forfeited and vested during the period indicated:

	Three Months Ended March 31, 2007
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	24,532	$60.90	88	$68.25
Granted	--	--	24,818	77.85
Forfeited	(105)	58.30	(82)	77.60
Vested	--	--	--	--
Unvested at end of period	24,427	$60.91	24,824	$77.82

On April 2, 2007, we granted the following RSUs having a grant date fair value of $82.20: 9,125 with a time-based period of restriction that ends on the third anniversary of the date of grant; and 18,249 with a time-based period of restriction that ends on the fifth anniversary of the date of grant.

5.	Stock Repurchases

Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our share repurchase program (the "Repurchase Program"):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 1,871,200 as of March 31, 2007 and 6,871,200 as of April 24, 2007. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

In the three months ended March 31, 2007, we repurchased 809,900 shares of our common stock for $65,049, or at an average price of $80.32 per share. In the three months ended March 31, 2006, we repurchased 2,225,700 shares of our common stock for $140,135, or at an average price of $62.96 per share.

6.	Debt

On December 22, 2006, we entered into a credit agreement with a single lender to borrow up to $150,000 under a revolving credit facility. We can borrow under the credit facility on either a secured or unsecured basis. The credit agreement matures on October 1, 2009 and the amount of credit available thereunder decreases by $21,429 each calendar quarter beginning April 1, 2008.

Borrowings under the credit agreement bear interest at variable rates based on fixed increments over the London Interbank Offered Rate (“LIBOR”). As of March 31, 2007, we had $150,000 of secured borrowings under the credit agreement at an interest rate of 5.47% per annum. Approximately $157,950 of our investments served as collateral for the secured borrowings as of March 31, 2007.

During the three months ended March 31, 2007, we recognized $2,106 of interest expense on our borrowings under the credit agreement.

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	March 31, 2007			December 31, 2006			March 31, 2006
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$332,005	$9,455	$341,460	$185,535	$9,472	$195,007	$266,850	$4,029	$270,879
Non-current investments	--	--	--	--	--	--	- -	9,521	9,521
	$332,005	$9,455	$341,460	$185,535	$9,472	$195,007	$266,850	$13,550	$280,400

The following table sets forth the aggregate fair market value of our available-for-sale investments and aggregate amortized cost of our held-to-maturity investments as of the dates indicated:

As of:
	March 31, 2007	December 31, 2006	March 31, 2006
Available-for-Sale Investments:
Auction rate equity securities	$ --	$ 21,300	$ 45,400
Auction rate debt securities and
variable rate demand notes	332,005	164,235	221,450
	$ 332,005	$ 185,535	$ 266,850
Held-to-Maturity Investments:
Marketable debt securities	$ 9,455	$ 9,472	$ 13,550

We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the three months ended March 31, 2007 and 2006. All income generated from those investments was recorded as interest income. We recognized interest income of $2,949 in the three months ended March 31, 2007 and $2,463 in the three months ended March 31, 2006.

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale and held-to-maturity as of March 31, 2007:

Contractual Maturity	Available-for-Sale	Held-to-Maturity
Due within five years	$ 1,000	$ 9,455
Due after five years through ten years	27,385	--
Due after ten years	303,620	--
	$ 332,005	$ 9,455

8.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	40,915	44,823
Shares assumed issued (less shares assumed purchased for treasury)
for stock-based compensation	675	975
Outstanding shares for diluted
earnings per share calculation	41,590	45,798

A total of 171,000 shares for the three months ended March 31, 2007 and 5,000 shares for the three months ended March 31, 2006 have been excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

9.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit costs of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months
	Ended March 31,
	2007	2006
Service cost	$ --	$1,669
Interest cost	769	782
Expected return on assets	(1,202)	(892)
Recognized net actuarial loss	138	339
Amortization of prior service cost	--	(443)
Net periodic pension cost/(benefit)	($295)	$1,455

We contributed $15,000 to the ESI Pension Plan during the three months ended March 31, 2006 and $0 in the three months ended March 31, 2007. We do not expect to make any contributions to the ESI Pension Plan in 2007.

Effective March 31, 2006, the benefit accruals under the ESI Pension Plan and the ESI Excess Pension Plan were frozen for all participants in those plans. As a result of the freeze, we recognized a pre-tax curtailment gain of $421 in the three months ended March 31, 2006, due to the acceleration of the amortization of prior service cost and decrease in projected benefit obligation.

We adopted the recognition provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. We recorded $8,277 in other assets for our qualified pension plan, a liability of $1,656 in other liabilities for our nonqualified pension plan and $6,533, net of tax, in accumulated other comprehensive loss on our December 31, 2006 Condensed Consolidated Balance Sheet upon our adoption of SFAS No. 158. Our March 31, 2007 Condensed Consolidated Balance Sheet reflects an asset of $8,734 in other assets for our qualified pension plan, a liability of $1,680 in other liabilities for our nonqualified pension plan and $6,448, net of tax, in accumulated other comprehensive loss.

Retrospective application of SFAS No. 158 is not permitted and, therefore, prior period balances and activity related to the pension plans have not been changed. Prepaid pension costs of $18,084 are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of March 31, 2006.

10.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2007, the total face amount of those surety bonds was approximately $14,159. In addition, as of March 31, 2007, we provided irrevocable standby letters of credit in the amount of approximately $1,200 to secure the payment of construction costs associated with a facility that we built in 2006 and the payment of our workers’ compensation claims.

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the U.S. Department of Justice ("DOJ") declined to intervene in the litigation. On June 24, 2005, the relator filed an amended complaint in the Olson Action. On January 9, 2006, the court dismissed the Olson Action without prejudice and gave the relator an opportunity to replead his complaint. On March 20, 2006, the relator filed a second amended complaint under seal. On April 18, 2006, the DOJ again declined to intervene in the litigation and the court unsealed the second amended complaint. In the second amended complaint, the relator alleged that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint sought an unspecified judgment and attorney’s fees and costs. On February 26, 2007, the court dismissed the Olson Action with prejudice for failure to prosecute.

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

We are also subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC for discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;
•	nature of capital additions;
•	seasonality of revenue;
•	components of income statement captions;
•	federal regulations regarding:
• timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”);
• percentage of applicable revenue that may be derived from the Title IV Programs;
• return of Title IV Program funds for withdrawn students; and
• default rates;

•	private loan programs;
•	investments;
•	repurchase of shares of our common stock; and
•	minimum pension liability.

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. Actual results may differ from those estimates and judgments, under different assumptions or conditions.

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of March 31, 2007, we were offering diploma and associate, bachelor and master degree programs to more than 49,000 students. As of March 31, 2007, we had 90 institutes and nine learning sites of those institutes located in 33 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of March 31, 2007, all of our program offerings were degree programs, except for a few diploma programs offered at six institutes that are being converted to degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the first quarter of 2007, we began operations at three new institutes. We plan to begin operations at three to five additional locations in 2007. Our overall expansion plans include:

•	operating new institutes;
•	adding learning sites to existing institutes;
•	offering a broader range of both residence and online programs at our existing institutes; and
•	increasing the number of our institutes that offer bachelor degree programs.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the "Management's Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments, except as discussed below.

Income Taxes. Effective January 1, 2007, we adopted FIN No. 48, which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN No. 48, we recognized a decrease of approximately $3.4 million in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings as of January 1, 2007 and a reduction of federal tax benefits of $1.2 million.

As of January 1, 2007, after the implementation of FIN No. 48, our unrecognized tax benefits were $6.8 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5.5 million. We expect our unrecognized tax benefits to increase by less than $1.5 million over the next 12 months for state tax positions related to the current and prior years. See also Note 2 of the Notes to Condensed Consolidated Financial Statements.

Equity-Based Compensation. The equity instruments exchanged for employee and director services have been accounted for in accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Under SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates and he or she is eligible to retire. In these instances, the compensation expense associated with the grant will be recognized over this shorter period. We recognize stock-based compensation expense on a straight-line basis over the service period applicable to the grantee.

We use a binomial option pricing model to determine the fair value of all stock options granted on or after January 1, 2005, and we use the market price of our common stock to determine the fair value of restricted stock and RSUs granted. Various assumptions are used in the model to determine the fair value of the stock options. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion of equity compensation.

Stock-based compensation expense in the three months ended March 31, 2007 was $2.0 million, or approximately $1.2 million, net of tax, compared to $1.9 million, or $1.2 million net of tax, in the three months ended March 31, 2006.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than January 1, 2008. We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

Also in September 2006, the FASB issued SFAS No. 158, which requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and will be adopted by us no later than December 31, 2008. We have not determined the effect that the adoption of this provision of SFAS No. 158 will have on our consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of educational services	44.5%	51.3%
Student services and administrative expenses	33.9%	31.8%
Special legal and other investigation costs	--	(0.2)%
Operating income	21.6%	17.1%
Interest income, net	0.4%	1.5%
Income before provision for income taxes	22.0%	18.6%

The following table sets forth our total student enrollment as of the dates indicated, exclusive of international enrollments:

	2007		2006
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	49,295	12.4%	43,868	5.6%
June 30	Not applicable	Not applicable	44,025	6.3%
September 30	Not applicable	Not applicable	48,155	8.6%
December 31	Not applicable	Not applicable	46,896	9.1%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;

•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated, exclusive of international enrollments:

	2007		2006
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	12,738	13.1%	11,264	14.7%
June 30	Not applicable	Not applicable	11,674	10.4%
September 30	Not applicable	Not applicable	16,789	6.0%
December 31	Not applicable	Not applicable	10,208	15.6%
Total for the year	Not applicable	Not applicable	49,935	10.8%

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

The following table sets forth the rates of our students’ persistence for the periods indicated, exclusive of international enrollments:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2005	77.6%	74.2%	68.8%	77.0%
2006	75.8%	73.7%	71.2%	76.2%
2007	78.0%	Not applicable	Not applicable	Not applicable

Under our hybrid delivery model, certain program courses are taught in residence on campus and others are taught either online over the Internet or partially online over the Internet and partially in residence on campus (the "Hybrid Delivery Model"). In the second quarter of 2004, we began using the Hybrid Delivery Model with a larger number of our students, which increased the number of courses that we taught online over the Internet to our students. Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach on campus. As a result of the use of the Hybrid Delivery Model, our students’ persistence decreased. In the second quarter of 2006, we modified the Hybrid Delivery Model for certain programs at select ITT Technical Institutes, such that students are no longer required to take one course online each academic quarter. In the third quarter of 2006, we expanded that modification to all programs at all ITT Technical Institutes that use the Hybrid Delivery Model. As modified, the Hybrid Delivery Model provides qualifying students with the option of taking one course online each academic quarter. Nonqualifying students are required to take all of their courses in residence at the institute each academic quarter. We consider a number of factors in determining whether a student qualifies, including his or her previous academic performance and success in courses taught online. We believe that increasing our students’ face-to-face interaction with their instructors will cause our students’ persistence to improve.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006. Revenue increased $27.9 million, or 15.8%, to $204.2 million in the three months ended March 31, 2007 compared to $176.3 million in the three months ended March 31, 2006, primarily due to:

•	a 9.1% increase in total student enrollment at December 31, 2006 compared to December 31, 2005;
•	a 5.0% increase in tuition rates in March 2007 and March 2006;
•	a 220 basis point increase in our students' persistence to 78.0% for the three months ended March 31, 2007 compared to 75.8% for the three months ended March 31, 2006; and
•	a 13.1% increase in new student enrollment at March 31, 2007 compared to March 31, 2006.

The increase in student enrollment was primarily due to:

•	operating new institutes and learning sites;
•	an increased number of institutes offering bachelor degree programs; and
•	an increased number of new programs of study offered by our institutes.

Cost of educational services increased $0.4 million, or 0.4%, to $90.8 million in the three months ended March 31, 2007 compared to $90.4 million in the three months ended March 31, 2006, primarily due to:

•	increased costs associated with operating new institutes and learning sites;
•	the costs required to service the increased total student enrollment; and
•	normal inflationary increases for other cost of services.

The increase in cost of educational services was almost fully offset by:

•	greater efficiencies in the operation of our institutes;
•	a decrease in benefit costs as a result of freezing our defined benefit postretirement plans; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 680 basis points to 44.5% in the three months ended March 31, 2007 from 51.3% in the three months ended March 31, 2006, primarily due to greater efficiencies in the operation of our institutes and decreased costs associated with decreased sales of laptops, which was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $13.2 million, or 23.5%, to $69.3 million in the three months ended March 31, 2007 compared to $56.1 million in the three months ended March 31, 2006. The principal causes of this increase included:

•	a 23% increase in media advertising costs to promote new locations and program offerings;
•	an increase in compensation and benefit costs associated with a greater number of employees;
•	an increase in bad debt expense; and
•	normal inflationary increases for compensation and other cost of services.

Student services and administrative expenses increased to 33.9% of revenue in the three months ended March 31, 2007 compared to 31.8% of revenue in the three months ended March 31, 2006, primarily due to an increase in media advertising costs for the promotion of new institutes and an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 2.3% in the three months ended March 31, 2007, compared to 1.4% in the three months ended March 31, 2006.

Operating income increased $13.9 million, or 45.9%, to $44.1 million in the three months ended March 31, 2007 compared to $30.2 million in the three months ended March 31, 2006. The operating margin increased to 21.6% of revenue in the three months ended March 31, 2007 compared to 17.1% in the three months ended March 31, 2006. The increases in operating income and operating margin were primarily due to greater efficiencies in the operation of our institutes and increased student enrollment. The increases in operating income and operating margin were partially offset by the costs required to service the increased total student enrollment and increased media advertising costs.

Interest income, net decreased $1.7 million, or 66.3%, to $0.8 million in the three months ended March 31, 2007 compared to $2.5 million in the three months ended March 31, 2006 primarily due to interest expense of $2.1 million associated with outstanding borrowings under our revolving credit agreement.

Our combined federal and state effective income tax rate was 38.6% in the three months ended March 31, 2007 compared to 37.5% in the three months ended March 31, 2006. The effective income tax rate increase was primarily due to certain expenses incurred in the three months ended March 31, 2007 that were not deductible for tax purposes.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $8.0 million as of March 31, 2007 compared to $161.9 million as of December 31, 2006 and $6.7 million as of March 31, 2006. The December 31, 2006 cash and cash equivalents balance included a $150.0 million certificate of deposit which represented the short-term investment of proceeds from borrowings under our revolving credit facility. We also had investments of $341.5 million as of March 31, 2007 which increased $146.5 million from $195.0 million as of December 31, 2006, primarily due to investing the proceeds from borrowings under our revolving credit agreement.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $8.7 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $1.7 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of March 31, 2007.

In January 2006, we contributed $15.0 million to the ESI Pension Plan. We do not expect to make any contribution to the ESI Pension Plan in 2007.

Operations. Cash from operating activities increased $32.4 million to $44.4 million in the three months ended March 31, 2007 compared to $12.0 million in the three months ended March 31, 2006, primarily due to:

•	the timing of vendor payments;
•	an increase in net income; and
•	no contributions to the ESI Pension Plan in 2007.

Accounts receivable, net, was $9.9 million as of March 31, 2007 compared to $9.8 million as of March 31, 2006. Days sales outstanding was 4.3 days at March 31, 2007 and 5.0 days at March 31, 2006.

Investing. In the three months ended March 31, 2007, we spent $4.9 million to purchase, renovate, expand or construct buildings at eight of our locations compared to $5.0 million for similar expenditures at 11 facilities in the three months ended March 31, 2006. Capital expenditures, excluding facility and land purchases and facility construction, totaled $2.5 million in the three months ended March 31, 2007 compared to $3.6 million in the three months ended March 31, 2006. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We plan to continue to upgrade and expand current facilities and equipment throughout the remainder of 2007. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 22, 2006, we entered into a credit agreement with a single lender to borrow up to $150.0 million under a revolving credit facility. The credit facility will be used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, the state education authorities that regulate our institutes and the accrediting agency that accredits our institutes.

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

Borrowings under the credit agreement bear interest at variable rates based on fixed increments over the LIBOR. As of March 31, 2007, the borrowings under the credit agreement were $150.0 million, all of which were secured, and bore interest at a rate of 5.47% per annum. Approximately $158.0 million of our investments as of March 31, 2007 served as collateral for the secured borrowings under the credit agreement.

The availability of borrowings under the credit agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the credit agreement, and that certain representations and warranties contained in the credit agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of March 31, 2007.

Our Board of Directors increased the number of shares of our common stock that we are authorized to repurchase under the Repurchase Program by 5,000,000 in April 2006 and by an additional 5,000,000 in April 2007. In the three months ended March 31, 2007, we repurchased 809,900 outstanding shares of our common stock at a total cost of $65.0 million, or at an average cost per share of $80.32. The shares that remained available for repurchase under the Repurchase Program were 1,871,200 as of March 31, 2007 and 6,871,200 as of April 24, 2007. We plan to repurchase additional shares of our common stock under the Repurchase Program from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2007:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating Lease Obligations	$109,990	$28,938	$48,008	$21,835	$11,209
Long-term debt, including scheduled interest payments	$164,357	$8,204	$156,153	$0	$0

The long-term debt represents our revolving credit facility and assumes that the full amount of the facility will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of March 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2007, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2007, the total face amount of those surety bonds was approximately $14.2 million. In addition, as of March 31, 2007, we provided irrevocable standby letters of credit in the total amount of approximately $1.2 million to secure both the payment of construction costs associated with a facility that we built in 2006 and the payment of our workers’ compensation claims.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facility. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three months ended March 31, 2007.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our first fiscal quarter of 2007, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 4, 2005, we were served with a qui tam action that was filed on April 8, 2004 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of himself and the federal government under the following caption: United States of America ex rel. Robert Olson v. ITT Educational Services, Inc. d/b/a ITT Technical Institute (the “Olson Action”). We were served with the Olson Action after the DOJ declined to intervene in the litigation. On June 24, 2005, the relator filed an amended complaint in the Olson Action. On January 9, 2006, the court dismissed the Olson Action without prejudice and gave the relator an opportunity to replead his complaint. On March 20, 2006, the relator filed a second amended complaint under seal. On April 18, 2006, the DOJ again declined to intervene in the litigation and the court unsealed the second amended complaint. In the second amended complaint, the relator alleged that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., by knowingly making and using false records and statements relating to, among other things, student recruitment, admission, enrollment, attendance, grading, testing, graduate placement, programs of study and course materials in order to fraudulently obtain student loans and tuition from the federal government. The complaint sought an unspecified judgment and attorney’s fees and costs. On February 26, 2007, the court dismissed the Olson Action with prejudice for failure to prosecute.

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

We are also subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected institutes to additional regulatory scrutiny.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2007:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2007 through January 31, 2007	70,000	$77.28	70,000	2,611,100
February 1, 2007 through February 28, 2007	739,900	80.61	739,900	1,871,200
March 1, 2007 through March 31, 2007	--	--	--	1,871,200
Total	809,900	$80.32	809,900

_____________________________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 1,871,200 as of March 31, 2007 and 6,871,200 as of April 24, 2007. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

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

Date: April 26, 2007

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2002 third fiscal quarter report on Form 10-Q)
10.14	Restated ESI 401(k) Plan
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350