Form 10-Q
period 2007-06-30
ITT EDUCATIONAL SERVICES INC
filed 2007-07-26
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

40,366,520

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2007

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of June 30, 2007 and 2006 (unaudited) and

December 31, 2006

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended

June 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended

June 30, 2007 and 2006

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended

June 30, 2007 and 2006 (unaudited) and the year ended December 31, 2006

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	June 30, 2007	December 31, 2006	June 30, 2006
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,079	$161,905	$8,073
Short-term investments	290,285	195,007	205,954
Accounts receivable, net	9,930	9,367	9,736
Deferred income taxes	9,464	4,771	4,950
Prepaid expenses and other current assets	25,470	9,902	10,427
Total current assets	345,228	380,952	239,140

Property and equipment, net	151,309	148,411	141,314
Direct marketing costs, net	21,207	21,628	19,592
Other assets	11,304	9,329	19,421
Total assets	$529,048	$560,320	$419,467

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$21,429	$ --	$ --
Accounts payable	60,117	47,948	59,910
Accrued compensation and benefits	14,129	13,899	10,028
Other accrued liabilities	12,110	20,496	11,829
Deferred revenue	192,392	202,162	174,065
Total current liabilities	300,177	284,505	255,832

Long-term debt	128,571	150,000	--
Deferred income taxes	11,855	13,713	15,273
Minimum pension liability	--	--	9,899
Other liabilities	15,116	8,157	7,832
Total liabilities	455,719	456,375	288,836

Shareholders' equity
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	15,635	46,982	59,435
Retained earnings	573,819	508,195	434,264
Accumulated other comprehensive (loss)	(6,364)	(6,533)	(6,016)
Treasury stock, 13,702,384, 13,029,471
and 11,738,007 shares, at cost	(510,302)	(445,240)	(357,593)
Total shareholders' equity	73,329	103,945	130,631
Total liabilities and shareholders' equity	$529,048	$560,320	$419,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$216,982	$185,569	$421,152	$361,884

Costs and expenses:
Cost of educational services	90,581	92,514	181,351	182,918
Student services and administrative expenses	68,725	56,465	138,018	112,577
Special legal and other investigation costs	--	--	--	(430)
Total costs and expenses	159,306	148,979	319,369	295,065

Operating income	57,676	36,590	101,783	66,819
Interest income, net	720	2,010	1,564	4,517
Income before provision for income taxes	58,396	38,600	103,347	71,336
Provision for income taxes	22,538	14,489	39,892	26,751

Net income	$35,858	$24,111	$63,455	$44,585

Earnings per share:
Basic	$0.89	$0.56	$1.56	$1.01
Diluted	$0.87	$0.55	$1.53	$0.99

Weighted average shares outstanding:
Basic	40,449	43,110	40,682	43,967
Diluted	41,110	44,042	41,350	44,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$35,858	$24,111	$63,455	$44,585
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	6,099	5,096	12,740	9,994
Provision for doubtful accounts	5,349	2,783	9,990	5,332
Deferred income taxes	(2,945)	(94)	(6,551)	(858)
Excess tax benefit from stock option exercises	(12,224)	(3,802)	(23,274)	(6,966)
Stock-based compensation expense	1,196	313	3,171	2,234
Changes in operating assets and liabilities:
Accounts receivable	(5,421)	(2,744)	(10,553)	(1,079)
Direct marketing costs, net	353	(1,200)	421	(2,102)
Accounts payable	3,730	17,725	12,169	3,809
Other operating assets and liabilities	(3,950)	2,516	7,240	(2,155)
Deferred revenue	(13,378)	(5,261)	(9,770)	(1,389)
Net cash flows from operating activities	14,667	39,443	59,038	51,405

Cash flows from investing activities:
Facility expenditures and land purchases	(3,778)	(5,864)	(8,696)	(10,813)
Capital expenditures, net	(4,423)	(9,476)	(6,942)	(13,089)
Proceeds from sales and maturities of investments	593,489	433,586	1,184,306	806,121
Purchase of investments	(542,314)	(359,140)	(1,279,584)	(614,385)
Net cash flows from investing activities	42,974	59,106	(110,916)	167,834

Cash flows from financing activities:
Excess tax benefit from stock option exercises	12,224	3,802	23,274	6,966
Proceeds from exercise of stock options	7,916	5,549	17,541	14,767
Repurchase of common stock	(75,714)	(106,499)	(140,763)	(246,634)
Net cash flows from financing activities	(55,574)	(97,148)	(99,948)	(224,901)

Net change in cash and cash equivalents	2,067	1,401	(151,826)	(5,662)

Cash and cash equivalents at beginning of period	8,012	6,672	161,905	13,735

Cash and cash equivalents at end of period	$10,079	$8,073	$10,079	$8,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2005	54,069	$541	$68,714	$389,679	($6,016)	(8,378)	($144,324)	$308,594
For the six months ended June 30, 2006 (unaudited):
Net income				44,585				44,585
Exercise of stock options			(18,326)			522	33,093	14,767
Tax benefit from exercise of stock options			6,966					6,966
Stock-based compensation			2,234					2,234
Common shares repurchased						(3,886)	(246,634)	(246,634)
Issuance of shares for Directors' Deferred Compensation Plan			(153)			4	272	119
Balance as of June 30, 2006	54,069	541	59,435	434,264	(6,016)	(11,738)	(357,593)	130,631
For the six months ended December 31, 2006 (unaudited):
Net income				73,931				73,931
Other comprehensive income:
Minimum pension liability, net of tax					6,016			6,016
Comprehensive income								79,947
Adoption of SFAS No. 158, net of tax					(6,533)			(6,533)
Exercise of stock options			(18,708)			401	26,901	8,193
Tax benefit from exercise of stock options			7,323					7,323
Common shares repurchased						(1,721)	(116,339)	(116,339)
Stock-based compensation			833					833
Restricted stock awards and shares tendered for taxes			(1,901)			29	1,791	(110)
Balance as of December 31, 2006	54,069	541	46,982	508,195	(6,533)	(13,029)	(445,240)	103,945
Effect of adoption of FIN No. 48				2,169				2,169
Balance as of January 1, 2007 (unaudited)	54,069	541	46,982	510,364	(6,533)	(13,029)	(445,240)	106,114
For the six months ended June 30, 2007 (unaudited):
Net income				63,455				63,455
Other comprehensive income:
SFAS No. 158 amortization of pension loss, net of tax					169			169
Comprehensive income								63,624
Exercise of stock options			(58,100)			856	75,641	17,541
Tax benefit from exercise of stock options			23,582					23,582
Common shares repurchased						(1,530)	(140,763)	(140,763)
Stock-based compensation			3,171					3,171
Issuance of shares for Directors’ Deferred Compensation Plan						1	60	60
Balance as of June 30, 2007	54,069	$541	$15,635	$573,819	($6,364)	(13,702)	($510,302)	$73,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of June 30, 2007, we were offering diploma and associate, bachelor and master degree programs to approximately 49,000 students. As of June 30, 2007, we had 93 institutes and nine learning sites located in 34 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED"). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

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

As of January 1, 2007, after the implementation of FIN No. 48, our unrecognized tax benefits were $6,820. The amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate as of the date of adoption was $5,494 and as of June 30, 2007 was approximately $6,300. In the six months ended June 30, 2007, our unrecognized tax benefits increased approximately $1,100. We expect our unrecognized tax benefits to increase by approximately $2,900 over the next 12 months for federal and state tax positions related to the current and prior years.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than January 1, 2008. We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and will be adopted by us no later than December 31, 2008. We have not determined the effect that the adoption of this provision of SFAS No. 158 will have on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance on the use of fair value to measure assets and liabilities and expands the disclosure required in a company’s financial statements for fair value measurements. SFAS No. 157 will apply whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities and is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 no later than January 1, 2008 and have not determined the effect that the adoption will have on our consolidated financial statements.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense	$1,196	$313	$3,171	$2,234
Income tax benefit	$460	$120	$1,220	$860

We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2007 or 2006.

As of June 30, 2007, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $9,434, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 3.2 years.

The stock options granted, forfeited, exercised and expired in the period indicated are as follows:

	Six Months Ended June 30, 2007
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	2,570,809	$33.88	$87,103
Granted	231,362	79.10	18,300
Forfeited	(33,432)	69.96	(2,339)
Exercised	(856,083)	20.49	(17,541)
Expired	--	--	--
Outstanding at end of period	1,912,656	$44.71	$85,523	5.4 years	$138,985
Exercisable at end of period	1,627,997	$39.76	$64,728	5.3 years	$126,366

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on June 29, 2007, and subtracting the applicable aggregate exercise price.

Information regarding the stock options granted and exercised in the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares subject to stock options granted	74,282	10,000	231,362	66,500
Weighted average grant date fair value	$29.92	$23.11	$29.11	$21.89
Shares subject to stock options exercised	362,316	240,655	856,083	521,704
Intrinsic value of stock options exercised	$32,177	$9,937	$61,400	$18,174
Proceeds received from stock options exercised	$7,916	$5,549	$17,541	$14,767
Tax benefits realized from stock options exercised	$12,388	$3,802	$23,582	$6,966

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.5%	4.3%	4.5% - 4.8%	4.3%
Expected lives (in years)	4.7	4.3	4.7	4.3
Volatility	35%	42%	35%	42%
Dividend yield	None	None	None	None

The following table sets forth the shares of restricted stock and the restricted stock units ("RSUs") that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2007
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	24,532	$60.90	88	$68.25
Granted	--	--	59,684	83.69
Forfeited	(575)	58.74	(443)	77.60
Vested	--	--	--	--
Unvested at end of period	23,957	$60.95	59,329	$83.71

5.	Share Repurchases

Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our share repurchase program (the "Repurchase Program"):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 6,151,200 as of June 30, 2007. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Information regarding the shares of our common stock that we repurchased in the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Number of shares	720,000	1,660,500	1,529,900	3,886,200
Total cost	$75,714	$106,499	$140,763	$246,634
Average price per share	$105.16	$64.14	$92.01	$63.46

6.	Debt

On December 22, 2006, we entered into a credit agreement with a single lender to borrow up to $150,000 under a revolving credit facility. We can borrow under the credit facility on either a secured or unsecured basis. The credit agreement matures on October 1, 2009 and the amount of credit available thereunder decreases by $21,429 each calendar quarter beginning April 1, 2008.

Borrowings under the credit agreement bear interest at variable rates based on fixed increments over the London Interbank Offered Rate (“LIBOR”). As of June 30, 2007, we had $150,000 of secured borrowings under the credit agreement at an interest rate of 5.47% per annum. Approximately $157,950 of our investments served as collateral for the secured borrowings as of June 30, 2007.

We recognized interest expense on our borrowings under the credit agreement in the amount of $2,074 during the three months ended June 30, 2007 and $4,180 during the six months ended June 30, 2007.

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	June 30, 2007			December 31, 2006			June 30, 2006
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$290,285	$ --	$290,285	$185,535	$9,472	$195,007	$194,435	$11,519	$205,954
Non-current investments	--	--	--	--	--	--	--	--	--
Total	$290,285	$ --	$290,285	$185,535	$9,472	$195,007	$194,435	$11,519	$205,954

The following table sets forth the aggregate fair market value of our available-for-sale investments and aggregate amortized cost of our held-to-maturity investments as of the dates indicated:

As of:
	June 30, 2007	December 31, 2006	June 30, 2006
Available-for-Sale Investments:
Auction rate equity securities	$ --	$ 21,300	$ 35,400
Auction rate debt securities and
variable rate demand notes	290,285	164,235	159,035
	$290,285	$ 185,535	$ 194,435
Held-to-Maturity Investments:
Marketable debt securities	$ --	$ 9,472	$ 11,519

We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the three or six months ended June 30, 2007 and 2006. All income generated from those investments was recorded as interest income. The interest income recognized from our investments in the periods indicated was as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
$2,656	$2,053	$5,606	$4,516

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale and held-to-maturity as of June 30, 2007:

Contractual Maturity	Available-for-Sale	Held-to-Maturity
Due within five years	$ --	$ --
Due after five years through ten years	26,235	--
Due after ten years	264,050	--
	$290,285	$ --

8.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on the weighted average number of shares of our common stock outstanding in each period as set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	40,449	43,110	40,682	43,967
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	661	932	668	953
Outstanding shares for diluted
earnings per share calculation	41,110	44,042	41,350	44,920

A total of 74,336 shares at June 30, 2007 and 16,000 shares at June 30, 2006 have been excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

9.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit costs of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$ --	$--	$ --	$1,669
Interest cost	769	708	1,538	1,490
Expected return on assets	(1,202)	(1,148)	(2,404)	(2,040)
Recognized net actuarial loss	138	140	276	479
Amortization of prior service cost	--	--	--	(443)
Net periodic pension cost/(benefit)	($295)	($300)	($590)	$1,155

We do not expect to make any contributions to the ESI Pension Plan in 2007.

Effective March 31, 2006, the benefit accruals under the ESI Pension Plan and the ESI Excess Pension Plan were frozen for all participants in those plans. As a result of the freeze, we recognized a pre-tax curtailment gain of $421 in the six months ended June 30, 2006 and $0 in the three months ended June 30, 2006, due to the acceleration of the amortization of prior service cost and decrease in projected benefit obligation.

We adopted the recognition provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. We recorded $8,277 in other assets for our qualified pension plan, a liability of $1,656 in other liabilities for our nonqualified pension plan and $6,533, net of tax, in accumulated other comprehensive loss on our December 31, 2006 Condensed Consolidated Balance Sheet upon our adoption of SFAS No. 158. Our June 30, 2007 Condensed Consolidated Balance Sheet reflects an asset of $9,191 in other assets for our qualified pension plan, a liability of $1,704 in other liabilities for our nonqualified pension plan and $6,364, net of tax, in accumulated other comprehensive loss.

Retrospective application of SFAS No. 158 is not permitted and, therefore, prior period balances and activity related to the pension plans have not been changed. Prepaid pension costs of $18,384 are included in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2006.

10.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2007, the total face amount of those surety bonds was approximately $10,768. In addition, as of June 30, 2007, we provided irrevocable standby letters of credit in the amount of approximately $1,169 to secure the payment of construction costs associated with a facility that we built in 2006 and the payment of our workers’ compensation claims.

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of June 30, 2007, we were offering diploma and associate, bachelor and master degree programs to approximately 49,000 students. As of June 30, 2007, we had 93 institutes and nine learning sites located in 34 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of June 30, 2007, all of our program offerings were degree programs, except for a few diploma programs offered at six institutes that are being converted to degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the second quarter of 2007, we began operations at three new institutes. We plan to begin operations at two additional institutes in the remainder of 2007. Our overall expansion plans include:

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

Income Taxes. Effective January 1, 2007, we adopted FIN No. 48, which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN No. 48, we recognized a decrease of approximately $3.4 million in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings of $2.2 million as of January 1, 2007 and a reduction of federal tax benefits of $1.2 million.

As of January 1, 2007, after the implementation of FIN No. 48, our unrecognized tax benefits were $6.8 million. The amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate as of the date of adoption was $5.5 million and as of June 30, 2007 was approximately $6.3 million. In the six months ended June 30, 2007, our unrecognized tax benefits increased approximately $1.1 million. We expect our unrecognized tax benefits to increase by approximately $2.9 million over the next 12 months for federal and state tax positions related to the current and prior years. See also Note 2 of the Notes to Condensed Consolidated Financial Statements.

Equity-Based Compensation. The equity instruments exchanged for employee and director services have been accounted for in accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). We use a binomial option pricing model to determine the fair value of all stock options granted on or after January 1, 2005, and we use the market price of our common stock to determine the fair value of restricted stock and RSUs granted. Various assumptions are used in the model to determine the fair value of the stock options. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion of equity compensation and the assumptions.

Stock-based compensation expense in the three months ended June 30, 2007 was $1.2 million, or approximately $0.7 million, net of tax, compared to $0.3 million, or $0.2 million net of tax, in the three months ended June 30, 2006. Stock-based compensation expense in the six months ended June 30, 2007 was $3.2 million, or $2.0 million, net of tax, compared to $2.2 million, or $1.4 million, net of tax, in the six months ended June 30, 2006.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	41.7%	49.9%	43.0%	50.5%
Student services and administrative expenses	31.7%	30.4%	32.8%	31.1%
Special legal and other investigation costs	--	--%	--	(0.1)%
Operating income	26.6%	19.7%	24.2%	18.5%
Interest income, net	0.3%	1.1%	0.3%	1.2%
Income before provision for income taxes	26.9%	20.8%	24.5%	19.7%

The following table sets forth our total student enrollment as of the dates indicated, exclusive of international enrollments:

	2007		2006
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	49,295	12.4%	43,868	5.6%
June 30	48,873	11.0%	44,025	6.3%
September 30	Not applicable	Not applicable	48,155	8.6%
December 31	Not applicable	Not applicable	46,896	9.1%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated, exclusive of international enrollments:

	2007		2006
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	12,738	13.1%	11,264	14.7%
June 30	12,043	3.2%	11,674	10.4%
September 30	Not applicable	Not applicable	16,789	6.0%
December 31	Not applicable	Not applicable	10,208	15.6%
Total for the year	Not applicable	Not applicable	49,935	10.8%

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year that typically begin in early March, mid-June, early September, and late November or early December. To measure the persistence of our students, the number of continuing students in any academic quarter is divided by the total student enrollment as of the end of the immediately preceding academic quarter.

The following table sets forth the rates of our students’ persistence for the periods indicated, exclusive of international enrollments:

	Student Persistence for the Three Months Ended
Year	March 31	June 30	September 30	December 31
2005	77.6%	74.2%	68.8%	77.0%
2006	75.8%	73.7%	71.2%	76.2%
2007	78.0%	74.7%	Not applicable	Not applicable

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

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006. Revenue increased $31.4 million, or 16.9%, to $217.0 million in the three months ended June 30, 2007 compared to $185.6 million in the three months ended June 30, 2006, primarily due to:

•	a 12.4% increase in total student enrollment at March 31, 2007 compared to March 31, 2006;
•	a 5.0% increase in tuition rates in March 2007; and
•	a 100 basis point increase in our students' persistence to 74.7% for the three months ended June 30, 2007 compared to 73.7% for the three months ended June 30, 2006.

The increase in student enrollment was primarily due to:

•	operating new institutes and learning sites;
•	an increased number of institutes offering bachelor degree programs; and
•	an increased number of new programs of study offered by our institutes.

Cost of educational services decreased $1.9 million, or 2.1%, to $90.6 million in the three months ended June 30, 2007 compared to $92.5 million in the three months ended June 30, 2006, primarily due to:

•	greater efficiencies in the operation of our institutes; and
•	decreased costs associated with decreased sales of laptop computers.

The decrease in cost of educational services was partially offset by:

•	increased costs associated with operating new institutes and learning sites;
•	the costs required to service the increased total student enrollment; and
•	normal inflationary increases for other cost of services.

Cost of educational services as a percentage of revenue decreased 820 basis points to 41.7% in the three months ended June 30, 2007 from 49.9% in the three months ended June 30, 2006, primarily due to greater efficiencies in the operation of our institutes and decreased costs associated with decreased sales of laptop computers, which was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $12.2 million, or 21.7%, to $68.7 million in the three months ended June 30, 2007 compared to $56.5 million in the three months ended June 30, 2006. The principal causes of this increase included:

•	a 16.9% increase in media advertising expenditures to promote new locations and program offerings and as a result of higher advertising rates charged by certain media sources;
•	an increase in compensation and benefit costs associated with a greater number of employees;
•	an increase in bad debt expense; and
•	normal inflationary increases for compensation and other cost of services.

Student services and administrative expenses increased to 31.7% of revenue in the three months ended June 30, 2007 compared to 30.4% of revenue in the three months ended June 30, 2006, primarily due to an increase in bad debt expense and an increase in compensation and benefit expense associated with a greater number of employees. Bad debt expense as a percentage of revenue increased to 2.5% in the three months ended June 30, 2007, compared to 1.5% in the three months ended June 30, 2006.

Operating income increased $21.1 million, or 57.6%, to $57.7 million in the three months ended June 30, 2007 compared to $36.6 million in the three months ended June 30, 2006. The operating margin increased to 26.6% of revenue in the three months ended June 30, 2007 compared to 19.7% in the three months ended June 30, 2006. The increases in operating income and operating margin were primarily due to:

•	greater efficiencies in the operation of our institutes, and
•	increased student enrollment;

partially offset by:

•	the costs required to service the increased total student enrollment, and
•	increased bad debt expense.

Interest income, net decreased $1.3 million, or 65.0%, to $0.7 million in the three months ended June 30, 2007 compared to $2.0 million in the three months ended June 30, 2006 primarily due to interest expense of $2.1 million associated with borrowings under our revolving credit agreement.

Our combined federal and state effective income tax rate was 38.6% in the three months ended June 30, 2007 compared to 37.5% in the three months ended June 30, 2006. The effective income tax rate increase was primarily due to certain expenses incurred in the three months ended June 30, 2007 that were not deductible for tax purposes.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006. Revenue increased $59.3 million, or 16.4%, to $421.2 million in the six months ended June 30, 2007 compared to $361.9 million in the six months ended June 30, 2006, primarily due to:

•	a 12.4% increase in total student enrollment at March 31, 2007 compared to March 31, 2006;
•	a 5.0% increase in tuition rates in March 2007 and March 2006; and
•	a 9.1% increase in total student enrollment at December 31, 2006 compared to December 31, 2005.

The increase in student enrollment was primarily due to:

•	operating new institutes and learning sites;
•	an increased number of institutes offering bachelor degree programs; and
•	an increased number of new programs of study offered by our institutes.

Cost of educational services decreased $1.5 million, or 0.9%, to $181.4 million in the six months ended June 30, 2007 compared to $182.9 million in the six months ended June 30, 2006, primarily due to:

•	greater efficiencies in the operation of our institutes; and
•	decreased costs associated with decreased sales of laptop computers.

The decrease in cost of educational services was partially offset by:

•	increased costs associated with operating new institutes and learning sites;
•	the costs required to service the increased total student enrollment; and
•	normal inflationary increases for other cost of services.

Cost of educational services as a percentage of revenue decreased 750 basis points to 43.0% in the six months ended June 30, 2007 from 50.5% in the six months ended June 30, 2006, primarily due to greater efficiencies in the operation of our institutes and decreased costs associated with decreased sales of laptop computers, which was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $25.4 million, or 22.6%, to $138.0 million in the six months ended June 30, 2007 compared to $112.6 million in the six months ended June 30, 2006. The principal causes of this increase included:

•	a 20.0% increase in media advertising expenditures to promote new locations and program offerings;
•	an increase in compensation and benefit costs associated with a greater number of employees;
•	an increase in bad debt expense; and
•	normal inflationary increases for compensation and other cost of services.

Student services and administrative expenses increased to 32.8% of revenue in the six months ended June 30, 2007 compared to 31.1% of revenue in the six months ended June 30, 2006, primarily due to an increase in media advertising costs for the promotion of new institutes and an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 2.4% in the six months ended June 30, 2007, compared to 1.5% in the six months ended June 30, 2006.

Operating income increased $35.0 million, or 52.4%, to $101.8 million in the six months ended June 30, 2007 compared to $66.8 million in the six months ended June 30, 2006. The operating margin increased to 24.2% of revenue in the six months ended June 30, 2007 compared to 18.5% in the six months ended June 30, 2006. The increases in operating income and operating margin were primarily due to:

•	greater efficiencies in the operation of our institutes, and
•	increased student enrollment;

partially offset by:

•	the costs required to service the increased total student enrollment, and
•	increased media advertising costs.

Interest income, net decreased $2.9 million, or 64.4%, to $1.6 million in the six months ended June 30, 2007 compared to $4.5 million in the six months ended June 30, 2006 primarily due to interest expense of $4.2 million associated with borrowings under our revolving credit agreement.

Our combined federal and state effective income tax rate was 38.6% in the six months ended June 30, 2007 compared to 37.5% in the six months ended June 30, 2006. The effective income tax rate increase was primarily due to certain expenses incurred in the six months ended June 30, 2007 that were not deductible for tax purposes.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $10.1 million as of June 30, 2007 compared to $161.9 million as of December 31, 2006 and $8.1 million as of June 30, 2006. The December 31, 2006 cash and cash equivalents balance included a $150.0 million certificate of deposit which represented the short-term investment of proceeds from borrowings under our revolving credit facility. We also had investments of $290.3 million as of June 30, 2007 which increased $95.3 million from $195.0 million as of December 31, 2006, primarily due to investing the proceeds from borrowings under our revolving credit agreement.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $9.2 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $1.7 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of June 30, 2007.

In January 2006, we contributed $15.0 million to the ESI Pension Plan. We do not expect to make any contribution to the ESI Pension Plan in 2007.

Operations. Cash from operating activities decreased $24.7 million to $14.7 million in the three months ended June 30, 2007 compared to $39.4 million in the three months ended June 30, 2006, primarily due to:

•	the timing of vendor and income tax payments; and

•	a change in the timing of the receipt of certain loan funds.

Cash from operating activities increased $7.6 million to $59.0 million in the six months ended June 30, 2007 compared to $51.4 million in the six months ended June 30, 2006, primarily due to:

•	an increase in net income;
•	no contributions to the ESI Pension Plan in 2007;
•	the timing of vendor and income tax payments; and
•	a change in the timing of the receipt of certain loan funds.

Accounts receivable, net, was $9.9 million as of June 30, 2007 compared to $9.7 million as of June 30, 2006. Days sales outstanding was 4.2 days at June 30, 2007 and 4.8 days at June 30, 2006.

Investing. In the three months ended June 30, 2007, we spent $3.8 million to purchase, renovate, expand or construct buildings at six of our locations compared to $5.9 million for similar expenditures at 12 facilities in the three months ended June 30, 2006. In the six months ended June 30, 2007, we spent $8.7 million to purchase, renovate, expand or construct buildings at nine of our locations compared to $10.8 million for similar expenditures at 12 facilities in the six months ended June 30, 2006.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$4.4 million in the three months ended June 30, 2007 compared to $9.5 million in the three months ended June 30, 2006; and
•	$6.9 million in the six months ended June 30, 2007 compared to $13.1 million in the six months ended June 30, 2006.

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

The credit agreement matures on October 1, 2009 and the amount of credit available thereunder decreases by $21.4 million each calendar quarter beginning April 1, 2008. Cash generated from operations is expected to be sufficient to fund the repayment of borrowings. We have the option of borrowing under the credit agreement on either a secured or unsecured basis which, subject to certain conditions, can be changed by us at any time upon ten days prior written notice to the lender. Certain investments held in a pledged account serve as the collateral for any secured borrowings under the credit agreement.

Borrowings under the credit agreement bear interest at variable rates based on fixed increments over the LIBOR. As of June 30, 2007, the borrowings under the credit agreement were $150.0 million, all of which were secured, and bore interest at a rate of 5.47% per annum. Approximately $158.0 million of our investments as of June 30, 2007 served as collateral for the secured borrowings under the credit agreement.

The availability of borrowings under the credit agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the credit agreement, and that certain representations and warranties contained in the credit agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of June 30, 2007.

Our Board of Directors increased the number of shares of our common stock that we are authorized to repurchase under the Repurchase Program by 5,000,000 in April 2006 and by an additional 5,000,000 in April 2007. Information regarding the shares of our common stock that we repurchased in the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Number of shares	720,000	1,660,500	1,529,900	3,886,200

Total cost	$75,714	$106,499	$140,763	$246,634
Average price per share	$105.16	$64.14	$92.01	$63.46

The shares that remained available for repurchase under the Repurchase Program were 6,151,200 as of June 30, 2007. We plan to repurchase additional shares of our common stock under the Repurchase Program from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$120,309	$31,242	$46,745	$25,481	$16,841
Long-term debt, including scheduled interest payments	$162,306	$29,340	$132,966	$0	$0

The long-term debt represents our revolving credit facility and assumes that the full amount of the facility will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of June 30, 2007.

Off-Balance Sheet Arrangements

As of June 30, 2007, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next nine years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2007, the total face amount of those surety bonds was approximately $10.8 million. In addition, as of June 30, 2007, we provided irrevocable standby letters of credit in the total amount of approximately $1.2 million to secure both the payment of construction costs associated with a facility that we built in 2006 and the payment of our workers’ compensation claims.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facility. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the

LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three and six months ended June 30, 2007.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2007, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2007:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2007 through April 30, 2007	--	$--	--	6,871,200
May 1, 2007 through May 31, 2007	720,000	105.16	720,000	6,151,200
June 1, 2007 through June 30, 2007	--	--	--	6,151,200
Total	720,000	$105.16	720,000

_____________________________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 6,151,200 as of June 30, 2007. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the second quarter of fiscal year 2007, our 2007 Annual Meeting of Shareholders was held on May 8, 2007 to:

•	elect four directors; and
•

ratify the appointment of PricewaterhouseCoopers LLP (“PWC”) by the Audit Committee of our Board of Directors to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

At our 2007 Annual Meeting of Shareholders, our shareholders elected the following persons to serve as directors in the first class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

First Class - Term expiring at 2010 Annual Meeting

1.	Rene R. Champagne
2.	John F. Cozzi
3.	Kevin M. Modany
4.	Thomas I. Morgan

The final results of the vote taken at our 2007 Annual Meeting of Shareholders for the director nominees are as follows:

Percentage of	Percentage of
Votes For	Votes Cast For	Votes Withheld	Votes Cast Withheld

Rene R. Champagne	38,555,120	98.63%	535,217	1.37%
John F. Cozzi	38,825,355	99.32%	264,982	0.68%
Kevin M. Modany	38,551,577	98.62%	538,760	1.38%
Thomas I. Morgan	38,823,795	99.32%	266,542	0.68%

The directors who continued in office after our 2007 Annual Meeting of Shareholders are as follows:

First Class - Term expiring at 2010 Annual Meeting

1.	Rene R. Champagne
2.	John F. Cozzi
3.	Kevin M. Modany
4.	Thomas I. Morgan

Second Class - Term expiring at 2008 Annual Meeting

1.	John E. Dean
2.	James D. Fowler, Jr.
3.	Vin Weber

Third Class - Term expiring at 2009 Annual Meeting

1.	Joanna T. Lau
2.	Samuel L. Odle
3.	John A. Yena

At our 2007 Annual Meeting of Shareholders, our shareholders ratified the appointment of PWC to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2007. The final results of the vote taken at that meeting ratifying the appointment of PWC are as follows:

Percentage of Shares
Represented in Person	Broker
Votes For	or By Proxy Voting For	Votes Against	Nonvotes	Abstentions
38,173,954	97.68%	852,057	0	52,897

Item 5.	Other Information.

On July 24, 2007, our Board of Directors approved and adopted an amended and restated version of our By-laws, effective on that date. The material changes to our By-laws include the following:

•

Amendments to Sections 1, 2, 3 and 5 of Article V to allow for the issuance of uncertificated shares. Along with a resolution passed by our Board of Directors permitting the issuance of uncertificated shares in accordance with the Delaware General Corporation Law (the "DGCL"), these amendments will enable us to participate in the Direct Registration System (the “DRS”). The DRS allows investors to have securities registered in their names without the issuance of physical certificates and to electronically transfer securities to broker-dealers without transferring physical certificates.

•	Amendments to
	•	Sections 1, 2, 3, 4, 5, 7 and 9 of Article II,
	•	Sections 8, 10 and 11 of Article III,
	•	Section 4 of Article IV,
	•	Sections 1 and 2 of Article VI, and
	•	Sections 3, 4 and 6 of Article VII,
all intended to make the By-laws more consistent with modern practice and changes in the DGCL. These amendments provide us with the ability to:

	•	hold meetings of shareholders and directors by remote communication;
	•	provide notices of meetings by electronic transmission (in the case of shareholders, with their consent);
	•	provide shareholder lists on a reasonably accessible electronic network;
	•	obtain proxies and waivers of notice by electronic transmission; and
	•	obtain director consents to action by electronic transmission.
These amendments also make the indemnification provisions of our By-laws more consistent with the current relevant provisions of the DGCL.

•

Amendments to various other sections of our By-laws to correct minor typographical errors and to make changes to reflect the fact that our Chairman of the Board and certain officer positions are no longer held by the same individual.

The full text of our By-laws, as amended and restated, is being filed as Exhibit 3.2 to this Form 10-Q and is incorporated herein by reference.

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

Date: July 26, 2007

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date
10.59	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.61	Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350