Form 10-Q
period 2007-09-30
ITT EDUCATIONAL SERVICES INC
filed 2007-10-25
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

39,752,692

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2007

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2007 and 2006 (unaudited) and

December 31, 2006

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended

September 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended

September 30, 2007 and 2006

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended

September 30, 2007 and 2006 (unaudited) and the year ended December 31, 2006

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	September 30, 2007	December 31, 2006	September 30, 2006
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,322	$161,905	$4,661
Short-term investments	261,760	195,007	183,464
Accounts receivable, net	16,351	9,367	12,172
Deferred income taxes	10,216	4,771	5,538
Prepaid expenses and other current assets	11,825	9,902	11,385
Total current assets	310,474	380,952	217,220

Property and equipment, net	153,394	148,411	149,751
Direct marketing costs, net	21,195	21,628	20,560
Other assets	12,285	9,329	19,734
Total assets	$497,348	$560,320	$407,265

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$42,857	$ --	$ --
Accounts payable	57,658	47,948	53,875
Accrued compensation and benefits	16,515	13,899	9,760
Other accrued liabilities	12,947	20,496	17,902
Deferred revenue	192,673	202,162	199,741
Total current liabilities	322,650	284,505	281,278

Long-term debt	107,143	150,000	--
Deferred income taxes	11,768	13,713	13,950
Minimum pension liability	--	--	9,899
Other liabilities	15,766	8,157	7,687
Total liabilities	457,327	456,375	312,814

Shareholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	6,790	46,982	54,729
Retained earnings	613,487	508,195	467,316
Accumulated other comprehensive (loss)	(6,280)	(6,533)	(6,016)
Treasury stock, 14,316,212, 13,029,471
and 12,702,130 shares, at cost	(574,517)	(445,240)	(422,119)
Total shareholders' equity	40,021	103,945	94,451
Total liabilities and shareholders' equity	$497,348	$560,320	$407,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$217,932	$189,667	$639,084	$551,551

Costs and expenses:
Cost of educational services	88,822	84,554	270,173	267,472
Student services and administrative expenses	66,192	53,969	204,210	166,546
Special legal and other investigation costs	--	--	--	(430)
Total costs and expenses	155,014	138,523	474,383	433,588

Operating income	62,918	51,144	164,701	117,963
Interest income, net	313	1,740	1,877	6,257
Income before provision for income taxes	63,231	52,884	166,578	124,220
Provision for income taxes	23,563	19,832	63,455	46,583

Net income	$39,668	$33,052	$103,123	$77,637

Earnings per share:
Basic	$0.99	$0.79	$2.55	$1.80
Diluted	$0.98	$0.77	$2.51	$1.76

Weighted average shares outstanding:
Basic	39,958	41,810	40,437	43,248
Diluted	40,572	42,703	41,087	44,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$39,668	$33,052	$103,123	$77,637
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	5,030	5,115	17,770	15,109
Provision for doubtful accounts	3,845	2,156	13,835	7,488
Deferred income taxes	(839)	(1,911)	(7,390)	(2,769)
Excess tax benefit from stock option exercises	(6,280)	(3,302)	(29,554)	(10,268)
Stock-based compensation expense	896	543	4,067	2,777
Changes in operating assets and liabilities:
Accounts receivable	(10,266)	(4,592)	(20,819)	(5,671)
Direct marketing costs, net	12	(968)	433	(3,070)
Accounts payable	(2,459)	(6,035)	9,710	(2,226)
Other operating assets and liabilities	23,050	7,691	30,290	5,536
Deferred revenue	281	25,676	(9,489)	24,287
Net cash flows from operating activities	52,938	57,425	111,976	108,830

Cash flows from investing activities:
Facility expenditures and land purchases	(2,764)	(5,951)	(11,460)	(16,764)
Capital expenditures, net	(4,351)	(7,601)	(11,293)	(20,690)
Proceeds from sales and maturities of investments	440,766	397,799	1,625,072	1,203,920
Purchase of investments	(412,241)	(375,309)	(1,691,825)	(989,694)
Net cash flows from investing activities	21,410	8,938	(89,506)	176,772

Cash flows from financing activities:
Excess tax benefit from stock option exercises	6,280	3,302	29,554	10,268
Proceeds from exercise of stock options	6,931	4,049	24,472	18,816
Repurchase of common stock	(87,316)	(77,126)	(228,079)	(323,760)
Net cash flows from financing activities	(74,105)	(69,775)	(174,053)	(294,676)

Net change in cash and cash equivalents	243	(3,412)	(151,583)	(9,074)

Cash and cash equivalents at beginning of period	10,079	8,073	161,905	13,735

Cash and cash equivalents at end of period	$10,322	$4,661	$10,322	$4,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2005	54,069	$541	$68,714	$389,679	($6,016)	(8,378)	($144,324)	$308,594
For the nine months ended September 30, 2006 (unaudited):
Net income				77,637				77,637
Exercise of stock options			(26,877)			712	45,693	18,816
Tax benefit from exercise of stock options			10,268					10,268
Common shares repurchased						(5,040)	(323,760)	(323,760)
Stock-based compensation			2,777					2,777
Issuance of shares for Directors' Deferred Compensation Plan			(153)			4	272	119
Balance as of September 30, 2006	54,069	541	54,729	467,316	(6,016)	(12,702)	(422,119)	94,451
For the three months ended December 31, 2006 (unaudited):
Net income				40,879				40,879
Other comprehensive income:
Minimum pension liability, net of tax					6,016			6,016
Comprehensive income								46,895
Adoption of SFAS No. 158, net of tax					(6,533)			(6,533)
Exercise of stock options			(10,157)			211	14,301	4,144
Tax benefit from exercise of stock options			4,021					4,021
Common shares repurchased						(567)	(39,213)	(39,213)
Stock-based compensation			290					290
Restricted stock awards and shares tendered for taxes			(1,901)			29	1,791	(110)
Balance as of December 31, 2006	54,069	541	46,982	508,195	(6,533)	(13,029)	(445,240)	103,945
Effect of adoption of FIN 48				2,169				2,169
Balance as of January 1, 2007 (unaudited)	54,069	541	46,982	510,364	(6,533)	(13,029)	(445,240)	106,114
For the nine months ended September 30, 2007 (unaudited):
Net income				103,123				103,123
Other comprehensive income:
SFAS No. 158 amortization of pension loss, net of tax					253			253
Comprehensive income								103,376
Exercise of stock options			(74,270)			1,071	98,742	24,472
Tax benefit from exercise of stock options			30,011					30,011
Common shares repurchased						(2,359)	(228,079)	(228,079)
Stock-based compensation			4,067					4,067
Issuance of shares for Directors’ Deferred Compensation Plan						1	60	60
Balance as of September 30, 2007	54,069	$541	$6,790	$613,487	($6,280)	(14,316)	($574,517)	$40,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of September 30, 2007, we were offering diploma and associate, bachelor and master degree programs to approximately 54,000 students. As of September 30, 2007, we had 95 institutes and nine learning sites located in 34 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

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

Income Taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN 48, we recognized a decrease of approximately $3,391 in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings of $2,169 as of January 1, 2007 and a reduction of federal tax benefits of $1,222.

As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were $6,820. We estimated that our unrecognized tax benefits would increase by approximately $1,500 in the 12 months following the adoption of FIN 48 for federal and state tax positions related to the current and prior years. As of September 30, 2007, we did not anticipate any circumstance or event that would cause us to materially revise this estimate. The amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate as of the date of adoption was $5,494 and as of September 30, 2007 was approximately $6,827.

We record interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had approximately $523 accrued for the payment of interest and penalties related to unrecognized tax benefits in our Condensed Consolidated Balance Sheet.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of January 1, 2007, in most instances, we were no longer subject to federal, state and local income tax examinations for years prior to 2003. As of September 30, 2007, in most instances, we were no longer subject to federal, state and local income tax examinations for years prior to 2004.

Guarantees. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”), we recognize a liability for the fair value of a guarantee obligation upon its issuance.

3.	New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than January 1, 2008. We do not believe that SFAS No. 159 will have a material impact on our consolidated financial statements.

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

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance on the use of fair value to measure assets and liabilities and expands the disclosure required in a company’s financial statements for fair value measurements. SFAS No. 157 will apply whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities and is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 no later than January 1, 2008. We do not believe that SFAS No. 157 will have a material impact on our consolidated financial statements.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense	$896	$543	$4,067	$2,777
Income tax (benefit)	($345)	($209)	($1,565)	($1,069)

We did not capitalize any stock-based compensation cost in the three or nine months ended September 30, 2007 or 2006.

As of September 30, 2007, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $8,585, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 3.0 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2007
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	2,570,809	$33.88	$87,103
Granted	231,362	79.10	18,300
Forfeited	(33,432)	69.96	(2,339)
Exercised	(1,071,355)	22.84	(24,472)
Expired	--	--	--
Outstanding at end of period	1,697,384	$46.30	$78,592	5.5 years	$127,962
Exercisable at end of period	1,417,062	$40.92	$57,985	5.3 years	$114,458

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on September 28, 2007, and subtracting the applicable aggregate exercise price.

Information regarding the stock options granted and exercised in the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares subject to stock options granted	--	14,000	231,362	80,500
Weighted average grant date fair value	$ --	$24.31	$ 29.11	$ 22.31
Shares subject to stock options exercised	215,272	189,777	1,071,355	711,481
Intrinsic value of stock options exercised	$16,717	$8,609	$78,117	$26,784
Proceeds received from stock options exercised	$6,931	$4,049	$24,472	$18,816
Tax benefits realized from stock options exercised	$6,429	$3,302	$30,011	$10,268

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	Not applicable	4.3%	4.5% - 4.8%	4.3%
Expected lives (in years)	Not applicable	4.3	4.7	4.3
Volatility	Not applicable	42%	35%	42%
Dividend yield	Not applicable	None	None	None

There were no stock options granted in the three months ended September 30, 2007.

The following table sets forth the shares of restricted stock and the restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Nine Months Ended September 30, 2007
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	24,532	$60.90	88	$68.25
Granted	--	--	60,193	83.94
Forfeited	(982)	60.04	(2,268)	77.78
Vested	--	--	--	--
Unvested at end of period	23,550	$60.94	58,013	$84.16

5.	Share Repurchases

Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our share repurchase program (the “Repurchase Program”):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 5,322,100 as of September 30, 2007. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Information regarding the shares of our common stock that we repurchased in the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Number of shares	829,100	1,153,900	2,359,000	5,040,100
Total cost	$87,316	$77,126	$228,079	$323,760
Average price per share	$105.31	$66.84	$96.68	$64.24

6.	Debt

On December 22, 2006, we entered into a credit agreement with a single lender to borrow up to $150,000 under a revolving credit facility. We can borrow under the credit facility on either a secured or unsecured basis. The credit agreement matures on October 1, 2009 and the amount of credit available thereunder decreases by $21,429 each calendar quarter beginning April 1, 2008.

Borrowings under the credit agreement bear interest at variable rates based on fixed increments over the London Interbank Offered Rate (“LIBOR”). As of September 30, 2007, we had $150,000 of secured borrowings under the credit agreement at an interest rate of 5.65% per annum. Approximately $157,950 of our investments served as collateral for the secured borrowings as of September 30, 2007.

We recognized interest expense on our borrowings under the credit agreement in the amount of $2,117 during the three months ended September 30, 2007 and $6,297 during the nine months ended September 30, 2007. The interest expense is recorded in interest income, net in the Condensed Consolidated Statements of Income.

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	September 30, 2007			December 31, 2006			September 30, 2006
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$261,760	$ --	$261,760	$185,535	$9,472	$195,007	$171,970	$11,494	$183,464
Non-current investments	--	--	--	--	--	--	--	--	--
Total	$261,760	$ --	$261,760	$185,535	$9,472	$195,007	$171,970	$11,494	$183,464

The following table sets forth the aggregate fair market value of our available-for-sale investments and aggregate amortized cost of our held-to-maturity investments as of the dates indicated:

As of:
	September 30, 2007	December 31, 2006	September 30, 2006
Available-for-Sale Investments:
Auction rate equity securities	$ --	$ 21,300	$ 21,300
Auction rate debt securities and
variable rate demand notes	261,760	164,235	150,670
	$261,760	$ 185,535	$ 171,970
Held-to-Maturity Investments:
Marketable debt securities	$ --	$ 9,472	$ 11,494

We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the three or nine months ended September 30, 2007 and 2006. All income generated from those investments was recorded as interest income. The interest income recognized from our investments in the periods indicated was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
$2,427	$1,681	$8,006	$6,181

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale and held-to-maturity as of September 30, 2007:

Contractual Maturity	Available-for-Sale	Held-to-Maturity
Due within five years	$ --	$ --
Due after five years through ten years	35,835	--
Due after ten years	225,925	--
	$261,760	$ --

8.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on the weighted average number of shares of our common stock outstanding in each period as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	39,958	41,810	40,437	43,248
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	614	893	650	933
Outstanding shares for diluted
earnings per share calculation	40,572	42,703	41,087	44,181

A total of 0 shares at September 30, 2007 and 30,000 shares at September 30, 2006 have been excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

9.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit costs of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$ --	$--	$ --	$1,669
Interest cost	769	786	2,307	2,276
Expected return on assets	(1,202)	(1,219)	(3,606)	(3,259)
Recognized net actuarial loss	138	188	414	667
Amortization of prior service cost	--	--	--	(22)
Net periodic pension cost/(benefit)	($295)	($245)	($885)	$1,331

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

We adopted the recognition provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. We recorded $8,277 in other assets for our qualified pension plan, a liability of $1,656 in other liabilities for our nonqualified pension plan and $6,533, net of tax, in accumulated other comprehensive loss on our December 31, 2006 Condensed Consolidated Balance Sheet upon our adoption of SFAS No. 158. Our September 30, 2007 Condensed Consolidated Balance Sheet reflects an asset of $9,648 in other assets for our qualified pension plan, a liability of $1,728 in other liabilities for our nonqualified pension plan and $6,280, net of tax, in accumulated other comprehensive loss.

Retrospective application of SFAS No. 158 is not permitted and, therefore, prior period balances and activity related to the pension plans have not been changed. Prepaid pension costs of $18,681 are included in other assets on the Condensed Consolidated Balance Sheet as of September 30, 2006.

10.	Contingencies and Guarantees

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2007, the total face amount of those surety bonds was approximately $19,773.

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

Guarantees. In October 2007, we entered into a risk sharing agreement (“RSA”) with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. Our obligations under the RSA will remain in effect until all private education loans made under the RSA are paid in full or charged off by the lender. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the RSA that we pay to the lender pursuant to our guarantee obligation.

The RSA requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured as of December 31 in each year. If we are not in compliance with those ratios at any measurement date, we are obligated to provide the lender with a letter of credit in an amount based on a percentage of the outstanding private education loans under the RSA that have not been paid in full or charged off from time to time.

The maximum potential future payments that we could be required to make pursuant to our guarantee obligation under the RSA are affected by:

•	the amount of the private education loans made under the RSA;
•	the fact that those loans will consist of a large number of loans of individually immaterial amounts;
•	the interest and fees associated with those loans;
•	the repayment performance of those loans; and
•	when during the life of those loans they are charged off.

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the RSA. Our recorded liability related to the RSA as of September 30, 2007 was not material.

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of September 30, 2007, we were offering diploma and associate, bachelor and master degree programs to approximately 54,000 students. As of September 30, 2007, we had 95 institutes and nine learning sites located in 34 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of September 30, 2007, all of our program offerings were degree programs, except for a few diploma programs offered at six institutes that are being converted to degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the third quarter of 2007, we began operations at two new institutes. In the nine months ended September 30, 2007, we began operations at eight institutes. In the fourth quarter of 2007, we began operations at one additional institute. Our overall expansion plans include:

•	operating new institutes;
•	adding learning sites to existing institutes;
•	offering a broader range of both residence and online programs at our existing institutes; and
•	increasing the number of our institutes that offer bachelor degree programs.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management's Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments, except as discussed below.

Income Taxes. Effective January 1, 2007, we adopted FIN 48, which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN 48, we recognized a decrease of approximately $3.4 million in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings of $2.2 million as of January 1, 2007 and a reduction of federal tax benefits of $1.2 million.

As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were $6.8 million. We estimated that our unrecognized tax benefits would increase by approximately $1.5 million in the 12 months following the adoption of FIN 48 for federal and state tax positions related to the current and prior years. As of September 30, 2007, we did not anticipate any circumstance or event that would cause us to materially revise this estimate. The amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate as of the date of adoption was $5.5 million and as of September 30, 2007 was approximately $6.8 million. See also Note 2 of the Notes to Condensed Consolidated Financial Statements.

Equity-Based Compensation. The equity instruments exchanged for employee and director services have been accounted for in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). We use a binomial option pricing model to determine the fair value of all stock options granted on or after January 1, 2005, and we use the market price of our common stock to determine the fair value of restricted stock and RSUs granted. Various assumptions are used in the model to determine the fair value of the stock options. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion of equity compensation and the assumptions.

Stock-based compensation expense in the three months ended September 30, 2007 was $0.9 million, or approximately $0.6 million, net of tax, compared to $0.5 million, or $0.3 million net of tax, in the three months ended September 30, 2006. Stock-based compensation expense in the nine months ended September 30, 2007 was $4.1 million, or $2.5 million, net of tax, compared to $2.8 million, or $1.7 million, net of tax, in the nine months ended September 30, 2006.

Guarantees. In accordance with FIN 45, we recognize a liability for the fair value of a guarantee obligation upon its issuance.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than January 1, 2008. We do not believe that SFAS No. 159 will have a material impact on our consolidated financial statements.

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

Also in September 2006, the FASB issued SFAS No. 157, which provides guidance on the use of fair value to measure assets and liabilities and expands the disclosure required in a company’s financial statements for fair value measurements. SFAS No. 157 will apply whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities and is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 no later than January 1, 2008. We do not believe that SFAS No. 157 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	40.7%	44.6%	42.3%	48.4%
Student services and administrative expenses	30.4%	28.4%	31.9%	30.2%
Special legal and other investigation costs	--	--	--	--
Operating income	28.9%	27.0%	25.8%	21.4%
Interest income, net	0.1%	0.9%	0.3%	1.1%
Income before provision for income taxes	29.0%	27.9%	26.1%	22.5%

The following table sets forth our total student enrollment as of the dates indicated, exclusive of international enrollments:

	2007		2006
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	49,295	12.4%	43,868	5.6%
June 30	48,873	11.0%	44,025	6.3%
September 30	53,675	11.5%	48,155	8.6%
December 31	Not applicable	Not applicable	46,896	9.1%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated, exclusive of international enrollments:

	2007		2006
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	12,738	13.1%	11,264	14.7%
June 30	12,043	3.2%	11,674	10.4%
September 30	18,270	8.8%	16,789	6.0%
December 31	Not applicable	Not applicable	10,208	15.6%
Total for the year	Not applicable	Not applicable	49,935	10.8%

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year that typically begin in early March, mid-June, early September, and late November or early December. To measure the persistence of our students, the number of continuing students in any academic quarter is divided by the total student enrollment in the immediately preceding academic quarter.

The following table sets forth the rates of our students’ persistence for the periods indicated, exclusive of international enrollments:

	Student Persistence for the Three Months Ended
Year	March 31	June 30	September 30	December 31
2005	77.6%	74.2%	68.8%	77.0%
2006	75.8%	73.7%	71.2%	76.2%
2007	78.0%	74.7%	72.4%	Not applicable

Under our hybrid delivery model, certain program courses are taught in residence on campus and others are taught either online over the Internet or partially online over the Internet and partially in residence on campus (the “Hybrid Delivery Model”). Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach on campus. As a result of the use of the Hybrid Delivery Model, our students’ persistence decreased. In the second quarter of 2006, we began modifying the Hybrid Delivery Model such that, by the third quarter of 2006, students were no longer required to take one course online each academic quarter. As modified, the Hybrid Delivery Model provides qualifying students with the option of taking one course online each academic quarter. Nonqualifying students are required to take all of their courses in residence at the institute each academic quarter. We consider a number of factors in determining whether a student qualifies, including his or her previous academic performance and success in courses taught online. We believe that increasing our students’ face-to-face interaction with their instructors has contributed to the improvement in our students’ persistence.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006. Revenue increased $28.2 million, or 14.9%, to $217.9 million in the three months ended September 30, 2007 compared to $189.7 million in the three months ended September 30, 2006, primarily due to:

•	an 11.0% increase in total student enrollment at June 30, 2007 compared to June 30, 2006;
•	a 5.0% increase in tuition rates in March 2007; and
•	a 120 basis point increase in our students' persistence to 72.4% for the three months ended September 30, 2007 compared to 71.2% for the three months ended September 30, 2006.

The increase in revenue was partially offset by lower sales of laptop computers. The increase in student enrollment was primarily due to:

•	operating new institutes and learning sites;
•	an increased number of institutes offering bachelor degree programs; and
•	an increased number of new programs of study offered by our institutes.

Cost of educational services increased $4.2 million, or 5.0%, to $88.8 million in the three months ended September 30, 2007 compared to $84.6 million in the three months ended September 30, 2006, primarily due to increased costs associated with operating new institutes and learning sites, and the costs required to service the increased total student enrollment. The increase in cost of educational services was partially offset by decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 390 basis points to 40.7% in the three months ended September 30, 2007 from 44.6% in the three months ended September 30, 2006, primarily due to greater efficiencies in the operation of our institutes. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $12.2 million, or 22.6%, to $66.2 million in the three months ended September 30, 2007 compared to $54.0 million in the three months ended September 30, 2006. The principal causes of this increase included:

•	a 20.2% increase in media advertising expenditures to promote new locations and program offerings;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in bad debt expense.

Student services and administrative expenses increased to 30.4% of revenue in the three months ended September 30, 2007 compared to 28.4% of revenue in the three months ended September 30, 2006, primarily due to:

•	an increase in bad debt expense;
•	increased media advertising costs; and
•	an increase in compensation and benefit expense associated with a greater number of employees.

Bad debt expense as a percentage of revenue increased to 1.8% in the three months ended September 30, 2007, compared to 1.1% in the three months ended September 30, 2006.

Operating income increased $11.8 million, or 23.0%, to $62.9 million in the three months ended September 30, 2007 compared to $51.1 million in the three months ended September 30, 2006. The operating margin increased to 28.9% of revenue in the three months ended September 30, 2007 compared to 27.0% in the three months ended September 30, 2006. The increases in operating income and operating margin were primarily due to:

•	greater efficiencies in the operation of our institutes; and
•	additional leveraging of our fixed operating costs.

The increases in operating income and operating margin were partially offset by:

•	the costs required to service the increased total student enrollment;
•	increased media advertising costs; and
•	increased bad debt expense.

Interest income, net decreased $1.4 million, or 82.0%, to $0.3 million in the three months ended September 30, 2007 compared to $1.7 million in the three months ended September 30, 2006, primarily due to interest expense of $2.1 million associated with borrowings under our revolving credit agreement.

Our combined federal and state effective income tax rate was 37.3% in the three months ended September 30, 2007 compared to 37.5% in the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006. Revenue increased $87.5 million, or 15.9%, to $639.1 million in the nine months ended September 30, 2007 compared to $551.6 million in the nine months ended September 30, 2006, primarily due to:

•	a 5.0% increase in tuition rates in March 2007 and March 2006;
•	a 9.1% increase in total student enrollment at December 31, 2006 compared to December 31, 2005;
•	a 12.4% increase in total student enrollment at March 31, 2007 compared to March 31, 2006; and
•	an 11.0% increase in total student enrollment at June 30, 2007 compared to June 30, 2006.

The increase in revenue was partially offset by lower sales of laptop computers. The increases in student enrollment were primarily due to:

•	operating new institutes and learning sites;
•	an increased number of institutes offering bachelor degree programs; and
•	an increased number of new programs of study offered by our institutes.

Cost of educational services increased $2.7 million, or 1.0%, to $270.2 million in the nine months ended September 30, 2007 compared to $267.5 million in the nine months ended September 30, 2006, primarily due to:

•	increased costs associated with operating new institutes and learning sites; and
•	the costs required to service the increased total student enrollment.

The increase in cost of educational services was partially offset by:

•	greater efficiencies in the operation of our institutes; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 610 basis points to 42.3% in the nine months ended September 30, 2007 from 48.4% in the nine months ended September 30, 2006, primarily due to greater efficiencies in the operation of our institutes. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $37.7 million, or 22.6%, to $204.2 million in the nine months ended September 30, 2007 compared to $166.5 million in the nine months ended September 30, 2006. The principal causes of this increase included:

•	a 20.1% increase in media advertising expenditures to promote new locations and program offerings;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in bad debt expense.

Student services and administrative expenses increased to 31.9% of revenue in the nine months ended September 30, 2007 compared to 30.2% of revenue in the nine months ended September 30, 2006, primarily due to an increase in media advertising costs for the promotion of new institutes and an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 2.2% in the nine months ended September 30, 2007, compared to 1.4% in the nine months ended September 30, 2006.

Operating income increased $46.7 million, or 39.6%, to $164.7 million in the nine months ended September 30, 2007 compared to $118.0 million in the nine months ended September 30, 2006. The operating margin increased to 25.8% of revenue in the nine months ended September 30, 2007 compared to 21.4% in the nine months ended September 30, 2006. The increases in operating income and operating margin were primarily due to:

•	greater efficiencies in the operation of our institutes; and
•	increased student enrollment.

The increases in operating income and operating margin were partially offset by:

•	the costs required to service the increased total student enrollment;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	increased media advertising costs.

Interest income, net decreased $4.4 million, or 70.0%, to $1.9 million in the nine months ended September 30, 2007 compared to $6.3 million in the nine months ended September 30, 2006, primarily due to interest expense of $6.3 million associated with borrowings under our revolving credit agreement.

Our combined federal and state effective income tax rate was 38.1% in the nine months ended September 30, 2007 compared to 37.5% in the nine months ended September 30, 2006. The effective income tax rate increase was primarily due to certain expenses incurred in the nine months ended September 30, 2007 that were not deductible for tax purposes.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $10.3 million as of September 30, 2007 compared to $161.9 million as of December 31, 2006 and $4.7 million as of September 30, 2006. The December 31, 2006 cash and cash equivalents balance included a $150.0 million certificate of deposit which represented the short-term investment of proceeds from borrowings under our revolving credit facility. We also had investments of $261.8 million as of September 30, 2007 which increased $66.8 million from $195.0 million as of December 31, 2006, primarily due to investing the proceeds from borrowings under our revolving credit agreement.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $9.6 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $1.7 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of September 30, 2007.

In January 2006, we contributed $15.0 million to the ESI Pension Plan. We do not expect to make any contribution to the ESI Pension Plan in 2007.

Operations. Cash from operating activities decreased $4.5 million to $52.9 million in the three months ended September 30, 2007 compared to $57.4 million in the three months ended September 30, 2006, primarily due to processing delays affecting the timing of the receipt of certain student loan funds, which was partially offset by the timing of vendor and income tax payments.

Cash from operating activities increased $3.2 million to $112.0 million in the nine months ended September 30, 2007 compared to $108.8 million in the nine months ended September 30, 2006, primarily due to:

•	an increase in net income;
•	no contributions to the ESI Pension Plan in 2007; and
•	the timing of vendor and income tax payments.

The increase in cash from operating activities was partially offset by processing delays affecting the timing of the receipt of certain student loan funds.

Accounts receivable, net, was $16.4 million as of September 30, 2007 compared to $12.2 million as of September 30, 2006. Days sales outstanding was 6.9 days at September 30, 2007 and 5.9 days at September 30, 2006.

Investing. In the three months ended September 30, 2007, we spent $2.8 million to purchase, renovate, expand or construct buildings at eight of our locations compared to $5.9 million for similar expenditures at eight facilities in the three months ended September 30, 2006. In the nine months ended September 30, 2007, we spent $11.5 million to purchase, renovate, expand or construct buildings at 14 of our locations compared to $16.8 million for similar expenditures at 13 facilities in the nine months ended September 30, 2006.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$4.4 million in the three months ended September 30, 2007 compared to $7.6 million in the three months ended September 30, 2006; and
•	$11.3 million in the nine months ended September 30, 2007 compared to $20.7 million in the nine months ended September 30, 2006.

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

Borrowings under the credit agreement bear interest at variable rates based on fixed increments over the LIBOR. As of September 30, 2007, the borrowings under the credit agreement were $150.0 million, all of which were secured, and bore interest at a rate of 5.65% per annum. Approximately $158.0 million of our investments as of September 30, 2007 served as collateral for the secured borrowings under the credit agreement.

The availability of borrowings under the credit agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the credit agreement, and that certain representations and warranties contained in the credit agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of September 30, 2007.

Our Board of Directors increased the number of shares of our common stock that we are authorized to repurchase under the Repurchase Program by 5,000,000 in April 2006 and by an additional 5,000,000 in April 2007. Information regarding the shares of our common stock that we repurchased in the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Number of shares	829,100	1,153,900	2,359,000	5,040,100
Total cost	$87,316	$77,126	$228,079	$323,760
Average price per share	$105.31	$66.84	$96.68	$64.24

The shares that remained available for repurchase under the Repurchase Program were 5,322,100 as of September 30, 2007. We plan to repurchase additional shares of our common stock under the Repurchase Program from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2007:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$115,772	$31,612	$45,044	$24,723	$14,393
Long-term debt, including scheduled interest payments	$160,594	$50,425	$110,169	$0	$0

The long-term debt represents our revolving credit facility and assumes that the full amount of the facility will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of September 30, 2007.

Off-Balance Sheet Arrangements

As of September 30, 2007, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next nine years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2007, the total face amount of those surety bonds was approximately $19.8 million.

In October 2007, we entered into the RSA with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. Our recorded liability related to the RSA as of September 30, 2007 was not material. Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligation under the RSA will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSA.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facility. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three and nine months ended September 30, 2007.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2007, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2007:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2007 through July 31, 2007	50,000	$106.46	50,000	6,101,200
August 1, 2007 through August 31, 2007	779,100	105.24	779,100	5,322,100
September 1, 2007 through September 30, 2007	--	--	--	5,322,100
Total	829,100	$105.31	829,100

_____________________________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 5,322,100 as of September 30, 2007. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 5.	Other Information.

On October 22, 2007, the Compensation Committee of our Board of Directors approved and adopted the ITT Educational Services, Inc. Senior Executive Severance Plan (the “Senior Executive Severance Plan”), which provides severance benefits for each of our executive officers when:

•

the covered executive's employment is terminated, other than for Cause (as defined in the Senior Executive Severance Plan), or when the covered executive terminates his or her employment for Good Reason (as defined in the Senior Executive Severance Plan), in each case within two years after the occurrence of an Acceleration Event (as defined in the Senior Executive Severance Plan); or

•	the covered executive's employment is terminated, other than for Cause, during an Imminent Acceleration Event Period (as defined in the Senior Executive Severance Plan).

Upon adoption of the Senior Executive Severance Plan, the ESI Senior Executive Severance Pay Plan and the ESI Special Senior Executive Severance Pay Plan were terminated.

The Senior Executive Severance Plan provides two levels of benefits for covered executives, based on the covered executive’s position with us. Under the Senior Executive Severance Plan, the Chief Executive Officer would receive the higher level of benefits and the other executive officers would receive the lower level of benefits. If payments under the Senior Executive Severance Plan are triggered, the Chief Executive Officer would be entitled to the following from us:

•

three times his highest annual base salary rate paid and his highest bonus paid or awarded any time during the three years immediately preceding the Acceleration Event (or in the case of a termination that occurs during an Imminent Acceleration Event Period, the three year period immediately preceding the first day of the Imminent Acceleration Event Period);

•

a lump sum amount equal to three times the product of his highest annual base salary rate paid during the three years immediately preceding the Acceleration Event (or in the case of a termination that occurs during an Imminent Acceleration Event Period, the three year period immediately preceding the first day of the Imminent Acceleration Event Period), multiplied by the highest percentage rate of our contributions with respect to him under the ESI 401(k) Plan and the ESI Excess Savings Plan at any time during that three year period;

•

a lump sum stipend equal to 36 times the monthly premium that, as of the date of the Chief Executive Officer's termination of employment, is charged to qualified beneficiaries for health care continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1984, as amended (“COBRA”), for the same coverage options and levels of medical, prescription drug, dental and vision coverage that he had in effect under our welfare plans immediately prior to his termination of employment;

•

a lump sum stipend equal to 36 times the full monthly premium payable to our life insurance carrier for the type and level of life insurance coverage (including, if applicable, dependent life insurance coverage) in effect for him immediately prior to his termination of employment; and

•

a tax gross-up payment that covers any excise tax, interest and penalties under the Internal Revenue Code of 1986, as amended (the “IRC”), arising from the payment to him of any amount under the Senior Executive Severance Plan or otherwise as a result of an Acceleration Event.

If payments under the Senior Executive Severance Plan are triggered, the other executive officers would be entitled to the following from us:

•

two times his or her highest annual base salary rate paid and his or her highest bonus paid or awarded any time during the three years immediately preceding the Acceleration Event (or in the case of a termination that occurs during an Imminent Acceleration Event Period, the three year period immediately preceding the first day of the Imminent Acceleration Event Period);

•

a lump sum amount equal to two times the product of his or her highest annual base salary rate paid during the three years immediately preceding the Acceleration Event (or in the case of a termination that occurs during an Imminent Acceleration Event Period, the three year period immediately preceding the first day of the Imminent Acceleration Event Period), multiplied by the highest percentage rate of our contributions with respect to that executive under the ESI 401(k) Plan and the ESI Excess Savings Plan at any time during that three year period;

•

a lump sum stipend equal to 24 times the monthly premium that, as of the date of the executive’s termination of employment, is charged to qualified beneficiaries for COBRA continuation coverage for the same coverage options and levels of medical, prescription drug, dental and vision coverage that he or she had in effect under our welfare plans immediately prior to his or her termination of employment; and

•

a lump sum stipend equal to 24 times the full monthly premium payable to our life insurance carrier for the type and level of life insurance coverage (including, if applicable, dependent life insurance coverage) in effect for him or her immediately prior to his or her termination of employment;

provided, however, that in the event that any payments to one of these other executive officers under the Senior Executive Severance Plan or otherwise in connection with an Acceleration Event would be subject to any excise tax under Section 4999 of the IRC, then those payments will be reduced to the extent necessary to prevent any portion of the payments from being subject to an excise tax under that section of the IRC, but only if such reduction would allow the executive to retain a greater net after-tax benefit than he or she would have received if the payments had not been reduced and the executive had paid all applicable income, employment and excise taxes.

The Senior Executive Severance Plan provides that, in order to receive any severance benefits under that plan, the covered executive must agree to comply with certain restrictive covenants, including that he or she will not compete with us, solicit our employees or customers or disparage us, in each case for a period of one year after termination of employment, and will not disclose or use our confidential information for as long a period of time as permitted by applicable law, and in any event for a period of at least three years after termination of employment. The covered executive must also execute a general release releasing us and certain related entities and individuals from all claims that he or she has or may have against us or them that arise on or before the date the executive signs the release. Payments under the Senior Executive Severance Plan will be made in a lump sum cash payment.

A copy of the Senior Executive Severance Plan is attached to this Form 10-Q as Exhibit 10.26 and is incorporated herein by reference.

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

Date: October 25, 2007

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI's 2007 second fiscal quarter report on Form 10-Q)
10.26	ITT Educational Services, Inc. Senior Executive Severance Plan
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350