Form 10-K
period 2007-12-31
ITT EDUCATIONAL SERVICES INC
filed 2008-02-21
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

$4,717,334,934

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2007 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

39,693,322

Number of shares of Common Stock, $.01 par value, outstanding at January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual Meeting	PART III

of Shareholders to be held May 6, 2008

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2007

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

Overview

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2007, we were offering diploma, associate, bachelor and master degree programs to approximately 53,000 students. As of December 31, 2007, we had 97 institutes and nine learning sites of those institutes located in 34 states. A learning site is an institute location where educational activities are conducted and student services are provided away from the institute’s campus. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. As of December 31, 2007, all of our programs were degree programs, except for a few diploma programs offered at six institutes that are being converted to degree programs. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In 2007, we began operations at 10 new institutes. In 2008, we plan to begin operations at six to eight new locations. In 2007, we continued our efforts to diversify our program offerings by developing residence and online programs at different levels in technology and non-technology fields of study that we intend to offer at our institutes. Most of our residence associate degree and bachelor degree programs are being taught in residence on campus on a three-day-per-week class schedule or under our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others may be taught either entirely online over the Internet or partially online over the Internet and partially in residence on campus (the “Hybrid Delivery Model”). Our expansion plans include:

•	operating new institutes;
•	adding learning sites to existing institutes;
•	offering a broader range of both residence and online programs at our existing institutes; and
•	increasing the number of our institutes that offer bachelor degree programs.

As of December 31, 2007, 73 of our institutes offered one or more bachelor degree programs of study.

Business Strategy

Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to increase revenue and operating efficiencies by increasing the number and types of program offerings and student enrollment at existing institutes, operating new institutes across the United States and adding learning sites to existing institutes. The principal elements of this strategy include the following:

Enhance Results at the Institute Level.

Increase Enrollments at Existing Institutes. We intend to increase recruiting efforts that are primarily aimed at enrolling more working adults at our existing institutes, and make our programs more convenient for students. In addition, we believe that current demographic and employment trends will allow us to enroll a greater number of recent high school graduates.

Increase the Number of Programs Offered at Existing Institutes. We intend to continue increasing the number of programs that we offer at our existing institutes. Our objective is to offer multiple programs at each institute. Our 97 existing institutes provide significant potential for the introduction of our current programs at a broader number of institutes. We believe that introducing our current programs at additional existing institutes will attract more students. In 2007, we added a total of 246 programs among 85 existing institutes, and in 2008 we intend to add approximately 125 of our current programs among approximately 45 existing institutes. We currently offer one or more of our online programs to students in 48 states and the District of Columbia. We intend to expand the number of our online programs offered in each state in 2008.

Develop Additional Programs. In 2007, we continued our efforts to diversify our program offerings by developing new residence and online programs in both technology and non-technology fields of study. In 2008, we plan to continue developing additional residence and online programs in technology and non-technology fields of study. The new programs are expected to involve a variety of disciplines and be at the associate and bachelor degree levels. We intend to develop both a residence and online version of many of the new programs. We believe that offering new programs can attract a broader base of students, motivate current students to extend their studies and help us improve the utilization of our facilities.

Extend Total Program Duration. In 2007, we increased the number of our institutes that offer bachelor degree programs from 59 to 73. In 2008, we intend to increase the number of our institutes that offer bachelor degree programs to approximately 80. The average combined total program time that students are enrolled in one or more of our programs has increased over time as a result of:

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

Geographically Expand Our Institutes and Learning Sites. We plan to add new institutes and learning sites of existing institutes at locations throughout the United States. Using our proprietary methodology, we determine locations for new institutes and learning sites based on a number of factors, including demographics and population and employment growth. The following table sets forth the number of new institutes and new learning sites that began operations in the years indicated:

	2007	2006	2005
New institutes	10	6	4
New learning sites	--	5	3
	10	11	7

We plan to begin operations at six to eight new locations in 2008. We will also continue to consider acquiring schools.

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

Programs of Study

As of December 31, 2007, we were offering 29 degree programs in various fields of study across the following schools of study:

•	information technology (“IT”);
•	electronics technology;
•	drafting and design;
•	business;
•	criminal justice; and
•	health sciences.

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

Tuition for a student entering an undergraduate residence program in December 2007 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $15,804 for all of our undergraduate residence programs, except as adjusted in some states to reflect applicable taxes and fees. We typically adjust the tuition for our programs of study at least annually. The majority of students attending residence programs at our institutes lived in that institute's metropolitan area prior to enrollment. We do not provide any student housing.

Student Recruitment

We strive to attract students with the motivation and ability to complete the career-oriented educational programs offered by our institutes. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our institutes and the programs they offer. These activities include television, Internet and other media advertising, direct mailings and high school presentations. We employ approximately 1,100 full- and part-time recruiting representatives to assist in local recruiting efforts.

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

Student recruitment activities are subject to substantial regulation at both the state and federal level and by our accrediting commission. Most states have bonding and licensing requirements that apply to many of our representatives and other employees involved in student recruitment. Our Vice President, Student Services, National Director Student Recruitment and Regional Directors of Recruitment oversee the implementation of recruitment policies and procedures. In addition, our compliance department generally reviews student recruiting practices at each of our institutes on at least an annual basis.

Student Admission and Retention

We strive to admit incoming students who have the ability to complete their chosen programs of study. We require all applicants for admission to any of our institutes' programs of study to have a high school diploma or a recognized equivalent. Depending on the program of study and the institute, applicants may also be required to pass an admission examination or possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution. Our student demographics as of December 31, 2007, were as follows:

	Approximate Percent of Student Census
Student Demographics	December 31, 2007	December 31, 2006
Age
19 or less	15%	17%
20 through 24	38%	39%
25 through 30	25%	24%
31 or over	22%	20%
Gender
Male	77%	78%
Female	23%	22%
Race
Caucasian	53%	55%
Minority (1)	47%	45%

(1)	Based on applicable federal classifications.

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

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 81% of the Employable Graduates (as defined below) from our institutes' programs during 2006 either obtained employment by April 30, 2007, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. Employable Graduates include all of the graduates from our institutes, except for those graduates who:

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

Based on information from graduates and employers who responded to our inquiries, we estimate that the reported annualized salaries initially following graduation averaged approximately $31,000 for the Employable Graduates of our institutes’ programs who graduated in 2006 and obtained employment by April 30, 2007, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. The average annual salary initially following graduation for our Employable Graduates may vary significantly among our institutes depending on local employment conditions and each Employable Graduate’s background, prior work experience and willingness to relocate. Initial employers of Employable Graduates from our institutes’ programs include small, medium and large companies and governmental agencies.

Faculty

We hire faculty members in accordance with criteria established by us, the accrediting commission that accredits our institutes and the state education authorities that regulate our institutes. We hire faculty with related work experience and/or academic credentials to teach most technical subjects. Faculty members at each institute typically include the chairperson for each school or program of study and various categories of instructors. As of December 31, 2007, our institutes employed a total of approximately 800 full-time and 2,700 adjunct faculty members.

Administration and Employees

Each of our institutes is administered by a director who has overall responsibility for the management of the institute. The administrative staff of each institute also includes a director of recruitment, a director of career services, a director of finance, a dean and a registrar. As of December 31, 2007, we:

•	employed approximately 200 people at our corporate headquarters in Carmel, Indiana;
•	had approximately 3,700 full-time and 2,900 part-time employees at our institutes; and
•	employed approximately 400 students as laboratory assistants and in other part-time positions.

None of our employees are represented by labor unions.

Our headquarters provides centralized services to all of our institutes in the following areas:

• accounting	• legal
• marketing • public relations	• regulatory • legislative affairs
• curricula development • management information systems	• real estate • human resources
• purchasing	• compliance/internal audit

In addition, national managers of each of the following major institute functions reside at our headquarters and develop policies and procedures to guide these functions at our institutes:

• recruiting	• career services
• financial aid • academic affairs	• library • registration

Managers located at our headquarters monitor the operating results of each of our institutes and regularly conduct on-site reviews.

Competition

The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our institutes compete for students with associate, bachelor and graduate degree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on:

•	the quality and reliability of the institution’s programs and student services;
•	the perceived reputation of the institution and its programs and student services;
•	the type and cost of the institution’s programs;
•	the employability of the institution’s graduates;
•	the ability to provide easy and convenient access to the institution’s programs and courses;
•	the quality and experience of the institution’s faculty; and
•	the time required to complete the institution’s programs.

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

Federal and Other Financial Aid Programs

In 2007, we indirectly derived approximately 63% of our revenue determined on an accrual accounting basis (or 61% determined on a cash accounting basis as defined by the ED’s regulations) from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). Our institutes' students also rely on unaffiliated private loan programs, family contributions, personal savings, employment, state financial aid programs, scholarships and other resources to pay their educational expenses. The primary Title IV Programs from which the students at our institutes receive grants, loans and other aid to fund the cost of their education include:

•	the Federal Family Education Loan (the “FFEL”) program, which represented, in aggregate, approximately 51% of our revenue in 2007;
•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 12% of our revenue in 2007; and
•

the Federal Work-Study (the “Work-Study”) program, which makes federal funds available to provide part-time employment to students and under which approximately 450 of our institutes’ students were employed and approximately $2,770,000 in student wages were paid by our institutes in 2007.

The Work-Study program requires our institutions to make a 25% matching contribution for all of the federal funds the institution receives from the ED under that program. In 2007, our 25% matching contribution amounted to approximately $692,000.

In 2007, we also indirectly derived approximately 29% of our revenue from unaffiliated private student loan programs. We are financially responsible for certain loans made to students or their parents under the unaffiliated private loan programs. We do not believe that our financial responsibility with respect to those loans will have a material adverse affect on our financial condition, results of operations or cash flows.

Highly Regulated Industry

We are subject to extensive regulation by the ED, the state education and professional licensing authorities (collectively, the “SAs”) and the Accrediting Council for Independent Colleges and Schools (the “ACICS”), the accrediting commission that accredits our institutes. The statutes, regulations and standards applied by the ED, the SAs and the ACICS are periodically revised and the interpretations of existing requirements are periodically modified. We cannot predict with certainty how all of the statutes, regulations and standards applied by the ED, the SAs and the ACICS will be interpreted.

At the federal level, the HEA and the regulations promulgated under the HEA by the ED set forth numerous, complex standards that institutions must satisfy in order to participate in Title IV Programs. To participate in Title IV Programs, an institution must:

•	receive and maintain authorization by the appropriate SAs;
•	be accredited by an accrediting commission recognized by the ED; and
•	be certified as an eligible institution by the ED.

The purpose of these standards is to:

•	limit institutional dependence on Title IV Program funds;
•	prevent institutions with unacceptable student loan default rates from participating in Title IV Programs; and
•	in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility.

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Twenty-nine of our 97 institutes are main campuses and the remaining 68 of our institutes are additional locations. Each of the nine learning sites of our institutes is also an additional location under the ED’s regulations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2007, 96 of our institutes and all nine learning sites of our institutes participated in Title IV Programs.

As of December 31, 2007, we operated one or more institutes in 34 states and our institutes recruited students in the remaining 16 states and the District of Columbia. Each of our institutes must be authorized by the applicable SAs to operate and grant degrees or diplomas to their students. The state laws and regulations that we must comply with in order to obtain authorization from the SAs are numerous and complex. As of December 31, 2007, each of our institutes had received authorization from one or more SAs. In addition, some states require an institute to be in operation for a period of up to two years before that institute can be authorized to grant degrees. Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing institutes to the bachelor and/or master degree level requires the approval of the applicable SAs and the ACICS. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or to obtain authorization to operate in some states. If any one of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. Closing one of our institutes for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the ED. The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and graduate employment. During 2007, the ACICS evaluated 33 of our institutes for initial grants of accreditation or the renewal of their current grants of accreditation. As of December 31, 2007, of those 33 institutes, the ACICS had granted initial accreditation to 11 institutes and reaccredited 22 institutes. None of our institutes are on probation with the ACICS, but three institutes are subject to an outcomes review with respect to student retention by the ACICS. Under the ACICS standards, an institute that is subject to a financial or outcomes review must periodically report its results in those areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish a branch campus or learning site. We do not believe that these limitations will have a material adverse effect on our expansion plans.

The statutes, regulations and standards applied by the ED, the SAs and the ACICS cover the vast majority of our operations, including our:

•	educational programs;
•	facilities;
•	instructional and administrative staff;
•	administrative procedures;
•	marketing;
•	student recruitment; and
•	financial operations and financial condition.

These requirements also affect our ability to:

•	add new institutes and learning sites;
•	add new, or expand our existing, educational programs; and
•	change our corporate structure and ownership.

Each of the institutes and learning sites that we added from 2005 through 2007 constitutes an additional location under the ED’s regulations. The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location and receives all of the necessary SA and accrediting commission approvals for that location, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless the institution will offer at least 50% of an entire educational program at that location and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

•	the institution is provisionally certified to participate in Title IV Programs;
•	the institution receives Title IV Program funds under the ED’s reimbursement or cash monitoring payment method;
•	the institution acquired the assets of another institution that provided educational programs at that location during the preceding year and participated in Title IV Programs during that year;
•

the institution would be subject to loss of eligibility to participate in Title IV Programs, because the additional location lost its eligibility to participate in Title IV Programs as a result of high student loan cohort default rates under the FFEL and/or William D. Ford Federal Direct Loan ("FDL") programs; or

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

The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current ED certifications of our institutes range from four years to six years and expire over the period March 31, 2009 to September 30, 2013.

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

The internal audit function of our compliance department reviews our institutes' compliance with Title IV Program requirements and conducts an annual compliance review of each of our institutes. The review addresses numerous compliance areas, including:

•	student tuition refunds and return of Title IV Program funds;
•	student academic progress;
•	student admission;
•	graduate employment;
•	student attendance;
•	student financial aid applications;
•	implementation of prior audit recommendations; and
•	a general review of student recruiting practices relating to the presentations that the recruiters make to prospective students and the execution and completion of enrollment agreements.

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2007, excluding certain of its exhibits;
•	our Corporate Governance Guidelines;
•	the charter for each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and
•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Officer Certifications

Our Chief Executive Officer and our Chief Financial Officer each have made the certifications required to be filed with the SEC regarding the quality of our public disclosure. Those certifications are being filed with the SEC as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer submitted the required annual certification to the New York Stock Exchange (“NYSE”) in 2007 that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

Item 1A.	Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act (and Section 21E of the Exchange Act). These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2008 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

Risks Related to Our Highly Regulated Industry

Failure of our institutes to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our institutes. In 2007, we indirectly derived approximately 63% of our revenue determined on an accrual accounting basis (or approximately 61% determined on a cash accounting basis as defined by the ED regulations) from Title IV Programs. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate SAs, be accredited by an accrediting commission recognized by the ED and be certified as an eligible institution by the ED. As a result, our institutes are subject to extensive regulation by the ED, the SAs and the ACICS, which is an accrediting commission recognized by the ED. These regulatory requirements cover the vast majority of our operations, including our:

•	educational programs;
•	facilities;
•	instructional and administrative staff;
•	administrative procedures;
•	marketing;
•	student recruitment;
•	financial operations and financial condition;
•	addition of new institutes and learning sites;
•	addition of new, or expansion of existing, educational programs; and
•	changes in corporate structure and ownership.

Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we have 29 such institutions. We currently operate one or more institutes in 34 states and our institutes recruit students in the remaining 16 states and the District of Columbia. The ED, the SAs and the ACICS periodically revise their requirements and modify their interpretations of existing requirements. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether all of our institutes will be able to comply with all of the requirements in the future.

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

The following are some of the specific risk factors related to our highly regulated industry:

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the HEA to be reauthorized approximately every six years, which last occurred in 1998. In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. From 2004 to 2007, the U.S. Congress temporarily extended most of the provisions of the HEA, pending completion of the formal reauthorization process, and also enacted other laws affecting Title IV Programs. Significantly, in 2007 the U.S. Congress enacted the College Cost Reduction and Access Act, which made significant changes to the Title IV Programs, including:

•	increasing the amount of funding that individual students can receive in Pell grants;
•	reducing the interest rate that students must pay on certain FFEL loans;
•	revising aspects of the calculation of a student’s need for need-based Title IV Program funding; and

•	reducing the federal government’s subsidies and other payments to lenders who make FFEL loans to students.

We believe these changes will positively impact our students’ ability to fund their educational expenses. The reduction in subsidies and other payments to lenders, however, could cause those lenders to alter the terms of FFEL loans and private student loans that they offer in ways that are not beneficial to our student and parent borrowers. For example, the lenders may:

•	make changes to the terms and pricing of their private student loans that are less favorable to borrowers;
•	reduce or eliminate borrower benefits on both FFEL and private student loans; and/or
•

become more selective in originating private student loans, which could adversely impact the ability of borrowers with little or poor credit history to borrow the necessary funds to pay their cost of education.

In any of those events, our students’ ability to finance their cost of education could be adversely affected, our receivables could increase and/or our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We believe that, in 2008, the U.S. Congress will either complete its reauthorization of the HEA or further extend the provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any other laws that may be passed, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. Since a significant percentage of our revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition, results of operations and cash flows.

If one or more of our institutes lost its eligibility to participate in Title IV Programs, or if the U.S. Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for the students at the affected institutes. We cannot assure you that one or more private organizations would be willing to provide loans to students attending those institutes or that the interest rate and other terms of those loans would be as favorable as for Title IV Program loans. In addition, the private organizations could require us to guarantee all or part of this assistance on terms that are less favorable to us than our current guarantee obligation, and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

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

          The following table sets forth the range of our campus groups’ FFEL/FDL cohort default rates for the federal fiscal years indicated:

Federal Fiscal Year	FFEL/FDL Cohort Default Rate Range
2006 (a)	5.5% to 12.9%
2005 (b)	5.9% to 12.6%
2004	5.8% to 12.7%
2003	4.5% to 10.2%
(a)	The most recent year for which the ED has published FFEL/FDL preliminary cohort default rates.
(b)	The most recent year for which the ED has published FFEL/FDL official cohort default rates.

If an institution’s FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, the ED may place that institution on provisional certification status. A federal award year is July 1 through June 30.

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

We may be required to post a letter of credit or accept other limitations in order to continue our institutes’ participation in Title IV Programs, state authorization and accreditation, if we or our institutes do not meet the financial standards of the ED, the SAs or the ACICS. The ED, the SAs and the ACICS prescribe specific financial standards that an institution must satisfy to participate in Title IV Programs, operate in a state and be accredited. The ED evaluates institutions for compliance with its standards each year, based on the institution’s annual audited financial statements, as well as following any change of control of the institution and when the institution is reviewed for recertification by the ED. The most significant financial responsibility measurement is the institution’s composite score, which is calculated by the ED based on three ratios:

•	the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;
•	the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and
•	the net income ratio, which measures the institution’s ability to operate at a profit.

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our campus groups’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 1.9 in 2007 and 2.2 in 2006. The decrease in our composite score in 2007 was due to our repurchase in 2007 of 2.7 million shares of our common stock for $265.0 million, which has the accounting effect of reducing our shareholders’ equity and results in a lower equity ratio.

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

One or more of our institutes may have to post a letter of credit or be subject to other sanctions, if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. The institution must calculate and return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. No audit or review has found that any of our institutes was violating the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

The standards of most of the SAs and the ACICS limit a student’s obligation to an institution for tuition and fees, if a student withdraws from the institution (the “Refund Policy”). The specific standards vary among the SAs. Depending on when during an academic quarter a student withdraws and the applicable Refund Policy, in many instances the student remains obligated to the ITT Technical Institute for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. We have arranged for an unaffiliated private funding source to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw. We believe that other unaffiliated private funding sources would also be willing to make these types of loans available to our students, but we cannot assure you of this. If these types of loans were unavailable, we could be unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by the Title IV Program funds that were returned, which, in the aggregate, could have a material adverse effect on our results of operations and cash flows.

One or more of our institutes may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high. Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. If any of our campus groups violated the 90/10 Rule for any fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our campus groups violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility. For our 2007 fiscal year, none of our campus groups derived more than 68% of its revenue on a cash accounting basis from Title IV Programs, with a range from approximately 45% to approximately 68%. We regularly monitor compliance with this requirement to minimize the risk that any of our campus groups would derive more than the maximum allowable percentage of its applicable revenue from Title IV Programs for any fiscal year. If a campus group appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule, but we cannot assure you that we would be able to do this in a timely manner or at all. If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure by one or more of our institutes to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institute’s participation in Title IV Programs, or loss of the institute’s eligibility to participate in Title IV Programs. To participate in Title IV Programs, an institution must satisfy criteria of administrative capability prescribed by the ED. The most significant of these criteria require that the institution:

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

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. In addition, an institution is deemed by the ED to lack administrative capability if its FFEL/FDL cohort default rate equals or exceeds 25% for any of the three most recent federal fiscal years for which such rates have been published. If an institution’s administrative capability is impaired solely because its FFEL/FDL cohort default rates equal or exceed 25%, the institution can continue to participate in Title IV Programs, but the ED may place the institution on provisional certification. See "– We cannot operate new institutes, add learning sites or offer new programs if they are not timely approved by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs if we do not obtain prior approval."

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

We cannot operate new institutes, add learning sites or offer new programs if they are not timely approved by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs if we do not obtain prior approval. Our expansion plans assume that we will be able to continue to obtain the necessary ED, ACICS and SA approvals to establish new institutes, add learning sites to our existing institutes and expand the program offerings at our existing institutes in a timely manner. If we are unable to obtain the approvals from the ED, the ACICS or the relevant SAs for any new institutes, learning sites or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to operate the new institutes, add the learning sites or offer the new programs as planned would be impaired, which could have a material adverse effect on our expansion plans.

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

A high percentage of the Title IV Program loans that our students receive are made by a small number of lenders. Our students have the right and ability to use any lender of their choice. Historically, our students have received their FFEL program loans from a limited number of lending institutions. The practice of referring a limited number of lenders to students came under scrutiny on a nationwide basis in 2007 as a result of investigations and reviews by various states’ Attorneys General, the U.S. Congress and the ED. We have consistently referred lenders to our students that offer loans on what we believe contain competitive terms for our students, such as those involving borrower benefits and loan administration. Based on published reports from the ED and other authorities, we have increased the number of lenders that we refer to our students.

The ED issued new regulations in November 2007, which require that any institution that recommends FFEL lenders to its students must recommend at least three unaffiliated lenders. Those new regulations take effect July 1, 2008.

If we were involved in conflicts of interest with student loan lenders, we could be subject to penalties and otherwise suffer adverse impacts on our business. In 2007, the New York Attorney General, several other attorneys general, the U.S. Congress and the ED all launched investigations of potential conflicts of interest between educational institutions and various lending organizations that provide student loans. Those investigations are ongoing, but several educational institutions and lending organizations have been implicated. Certain lenders and educational institutions that have been implicated have agreed to pay several million dollars in the aggregate to settle conflict of interest claims. While no allegations have been raised concerning our institutes, we have received general requests for information from several state attorneys general and SAs. We have no reason to believe that any of our employees have engaged in improper conduct in this regard. If any such impropriety were found, we could be subject to penalties and other adverse consequences.

If regulators do not timely approve a change in control of us or any of our institutes, the ability of the affected institutes to participate in Title IV Programs or operate may be impaired. The ED, the ACICS and most of the SAs have requirements pertaining to the change in ownership and/or control (collectively "change in control") of institutions, but these requirements do not uniformly define what constitutes a change in control and are subject to varying interpretations as to whether a particular transaction constitutes a change in control. If we or any of our institutes experience a change in control under the standards of the ED, the ACICS or any of the SAs, we or the affected institutes must seek the approval of the relevant regulatory agencies. Transactions or events that constitute a change in control for one or more of our regulatory agencies include:

•	the acquisition of a school from another entity;
•	significant acquisitions or dispositions of our common stock; and
•	significant changes to the composition of our Board of Directors.

Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the ED, the ACICS or any of the SAs in states in which our institutes are located could impair our ability or the ability of the affected institutes to participate in Title IV Programs. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the SA in any state in which we do not have an institute but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our institutes:

•	failed to timely obtain the approvals of the SAs required prior to or following a change in control;
•	failed to timely regain accreditation by the ACICS or have their accreditation temporarily continued or reinstated by the ACICS;
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

Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to our institutes, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. Due to the highly regulated nature of the postsecondary education industry, we are subject to claims of non-compliance with regulatory standards and other actions brought by our regulatory agencies, students, shareholders and other parties. If the results of any of those claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by those types of claims, we may have to divert significant financial and management resources from our ongoing business operations to address and defend those claims, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding any of those claims could also negatively affect our business and the market price of our common stock. See “Business – Highly Regulated Industry.”

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. The operations of a number of companies in the postsecondary education industry have been subject to intense regulatory scrutiny, especially over the last few years. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U. S. Department of Justice (“DOJ”), the SEC, the ED, the SAs or other state agencies. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on our industry as a whole and on the market price of our common stock.

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

If the graduates of some of our programs are unable to obtain licensure in their chosen professional fields of study, the enrollment in and the revenue derived from those programs could decrease and claims could be made against us that could be costly to defend. Future graduates of certain of our programs of study will seek professional licensure in their chosen field following graduation. Their success in obtaining licensure depends on several factors, including:

•	the merits of the individual student; and
•	whether the institute and the program were authorized by the appropriate SAs and/or approved by an accrediting commission and/or professional association.

Certain SAs have refused to license students who graduate from programs that do not meet specific types of accreditation, residency or other state requirements. In the event that one or more SAs refuses to recognize our graduates for professional licensure in the future based on factors relating to our institutes or their programs, student enrollment in those programs would be negatively impacted which could have a material adverse effect on our results of operations. In addition, we could be exposed to claims that would force us to incur legal and other expenses that could have a material adverse effect on our results of operations.

Risks Related to Our Business

If we fail to effectively identify, establish and operate new institutes and learning sites, our growth may be slowed. As part of our business strategy, we anticipate operating new institutes and adding learning sites to existing institutes at locations throughout the United States. Establishing new institutes and learning sites poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of existing institutes. To operate a new institute or add a learning site, we would be required to obtain the appropriate approvals from the SAs and the ACICS, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible to participate in Title IV Programs, a new institute or learning site may have to be certified by the ED. We cannot be sure that we will be able to identify suitable expansion opportunities to help maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new institutes or learning sites. Any failure by us to effectively identify, establish and manage the operations of newly established institutes or learning sites could slow our growth, make any newly established institutes or learning sites more costly to operate than we had planned and have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Geographically Expand Our Institutes and Learning Sites.”

Our success depends, in part, on our ability to effectively identify, develop, obtain approval to offer and teach new programs at different levels in a cost-effective and timely manner. Part of our business strategy also includes increasing the number and level of programs offered at our institutes. Developing and offering new programs pose challenges and require us to make investments in research and development, management and capital expenditures, to incur marketing and advertising expenses and to devote other resources that are in addition to, and in some cases greater than, those associated with our current program offerings. In order to offer new programs at different levels at our institutes, we may be required to obtain the appropriate approvals from the ED, the SAs, the ACICS and, in certain circumstances, specialized programmatic accrediting agencies, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot be sure that we will be able to identify new programs to help maintain or accelerate our current growth rate, that we will be able to obtain the requisite approvals to offer new programs at different levels at our institutes or that students will enroll in any new programs that we offer at our institutes. Any failure by us to effectively identify, develop, obtain approval to offer and teach new programs at our institutes could have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Enhance Results at the Institute Level.”

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

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our programs among working adults and recent high school graduates. The awareness of our programs among working adults and recent high school graduates is important to the success of our institutes. If we were unable to successfully market or advertise our programs, our ability to attract and enroll prospective students in our programs would be adversely affected and, consequently, our ability to increase revenue or maintain profitability would be impaired. The following are some of the factors that could prevent us from successfully marketing or advertising our programs:

•	student dissatisfaction with our programs and services;
•	employer dissatisfaction with our programs and services;
•	high costs of certain types of advertising media;
•	adverse publicity regarding us, our competitors or proprietary education generally;
•	our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and
•	diminished access to students during their attendance in high schools.

If the lenders who provide private loans to our students were to end or reduce their programs and we were unable to timely identify alternative lenders for our students, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease. In 2007, we indirectly derived approximately 29% of our revenue from unaffiliated, private loan programs that were made available to eligible students at our institutes to help fund a portion of the students’ cost of education. The vast majority of these private loan programs were offered by one lender. In February 2008, our agreement with that lender was terminated. Although we had already made arrangements in January 2008 with three other unaffiliated lenders for them to provide private loans to our qualified students, those lenders are not contractually bound to continue offering private loans to our students and could terminate their private student loan programs at any time. If those lenders ended their private student loan programs or reduced the volume of loans made under the programs and we were unable to timely identify other lenders to make private loans to our students and their parents on similar terms, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If we were to provide a significant amount of internally funded student financing to our students and we experienced related losses in excess of the amounts that we had reserved, it could have a material adverse effect on our financial condition and results of operations. We offer a variety of payment plans to help students pay the portion of their cost of education that is not covered by financial aid or other funds. These balances are unsecured and not typically guaranteed. While these balances have not been significant to date, they could grow in the future for our students who do not qualify for private student loans from third parties due to their prior credit history. Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amount we have reserved for bad debts could have a material adverse effect on our financial condition and results of operations.

High interest rates and tightening of the credit markets could adversely affect our ability to attract and retain students and could increase our risk exposure. Since much of the financing our students receive is tied to floating interest rates, higher interest rates cause a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our institutes and in our revenue. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program and private loans. High default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs, trigger our recourse obligations with respect to private loans guaranteed by us and/or negatively affect the willingness of private lenders to make private loan programs available to our students, which could result in a reduction in the number of students attending our institutes and could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, a tightening of credit markets, which has been the case in recent months, could cause lenders to alter the terms of FFEL loans and private student loans that they offer in ways that are not beneficial to our student and parent borrowers. For example, the lenders may:

•	make changes to the terms and pricing of their private student loans that are less favorable to borrowers;
•	reduce or eliminate borrower benefits on both FFEL and private student loans; and/or
•

be more selective in originating private student loans, which could adversely impact the ability of borrowers with little or poor credit history to borrow the necessary funds to pay their cost of education.

In any of those events, our students’ ability to finance their cost of education could be adversely affected, our receivables could increase and/or our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows. Further, the credit market tightening could cause lenders to seek additional guarantees from us related to private student loans, which would increase our exposure to credit risk.

If the charge-off rate on private student loans that we have guaranteed is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, our guarantee obligation with respect to those loans may have a material adverse effect on us. In October 2007, we entered into a risk sharing agreement (“RSA”) with an unaffiliated lender for private loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. The RSA was terminated effective February 22, 2008, such that no private education loans will be made under the RSA after that date, but loans made under the RSA prior to that date will still be covered by our guarantee obligations. Under the RSA, if more than a certain percentage of the private student loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private student loans that the lender charges off above that percentage. Our obligations under the RSA will remain in effect until all private student loans made under the RSA are paid in full or charged off by the lender. The maximum potential future payments that we could be required to make pursuant to our guarantee obligation under the RSA are affected by:

•	the amount of the private student loans made under the RSA;
•	the fact that those loans will consist of a large number of loans of individually immaterial amounts;
•	the interest and fees associated with those loans;
•	the repayment performance of those loans; and
•	when during the life of those loans they are charged off.

As a result, we are not able to estimate the maximum potential future payments that we could be required to make under the RSA. Based on the prior repayment history of our students with respect to private student loans, we do not believe that our guarantee obligation under the RSA will have a material adverse effect on us. If, however, the charge-off rate on the loans that are subject to the RSA is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, we could be required to repay many more loans with higher balances than anticipated, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

In order to support revenue growth, we need to hire, retain, develop and train employees who are responsible for student recruiting, financial aid, registration, teaching and career services. Our ability to develop a strong team of employees with these responsibilities may be affected by a number of factors, including:

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

If we are unable to hire, retain, develop and train employees who are responsible for student recruiting, financial aid, registration, teaching and career services, our operations would be adversely affected.

Competition could decrease our market share, cause us to reduce tuition or force us to increase spending. The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our institutes compete for students with degree- and nondegree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on:

•	the quality and reliability of the institution’s programs and student services;
•	the perceived reputation of the institution and its programs and student services;
•	the type and cost of the institution’s programs;
•	the employability of the institution’s graduates;
•	the ability to provide easy and convenient access to the institution’s programs and courses;
•	the quality and experience of the institution’s faculty; and
•	the time required to complete the institution’s programs.

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

Our quarterly results of operations are likely to fluctuate based on our seasonal student enrollment patterns. In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons. Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our quarterly results of operations have tended to fluctuate as a result of seasonal variations in our business, principally due to changes in our total student population. Our student population varies as a result of new student enrollments, graduations and student attrition. Historically, our revenue in our third and fourth fiscal quarters has generally benefited from increased student matriculations. The number of new students entering our institutes is typically higher in September. Our institutes’ academic schedule generally does not affect our incurrence of most of our costs, however, and our costs do not fluctuate significantly on a quarterly basis. We believe that quarterly fluctuations in results of operations should continue as a result of seasonal enrollment patterns. These patterns may change, however, as a result of increased enrollment of adult students. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Variations in Quarterly Results of Operations.”

We may be unable to successfully complete or integrate future acquisitions. We may consider selective acquisitions in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others:

•	regulatory approvals;

•	significant capital expenditures;
•	assumption of known and unknown liabilities;
•	our ability to control costs; and
•	our ability to integrate new personnel.

The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired business, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, future acquisitions could harm, rather than enhance, our operating performance.

In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. A future acquisition could result in:

•	the incurrence of debt and contingent liabilities;
•	an increase in interest expense, amortization expenses, goodwill and other intangible assets;
•	charges relating to integration costs; and
•	an increase in the number of shares outstanding.

These results could have a material adverse effect on our results of operations or financial condition or result in dilution to current stockholders.

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

If we are unable to conclude successfully litigation against us, our business, financial condition and results of operations could be adversely affected. In the ordinary conduct of our business, we are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage to resolve those matters, which could have a material adverse effect on our financial condition or results of operation. See “Legal Proceedings.”

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

Capacity constraints, security breaches or system interruptions to our computer networks could disrupt our operations, damage our reputation, limit our ability to attract and retain students and require us to expend significant resources. The performance and reliability of our computer systems are critical to our information management, reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could disrupt the provision of education to students attending our institutes. We cannot assure you that we will be able to expand the infrastructure of our computer systems on a timely basis sufficient to meet demand. Our computer systems and operations could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and telecommunications failures. Any interruption to our computer systems could have a material adverse effect on our operations and ability to attract and retain students. These factors could affect the number of students who attend our institutes and have a material adverse effect on our results of operations.

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

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties. Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States to protect our rights to distinctive marks associated with our services. We rely on agreements under which we obtain rights to use our name and related marks and course content developed by our faculty, our other employees and third party content experts. We cannot assure you that those measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect those rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our name, curricula and other content. Our management's attention may be diverted by those attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in those disputes. In certain instances, we may not have obtained sufficient rights in the content of a course or a program of study. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation, regardless of whether the claim has merit. Our insurance coverage may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or programs of study, or pay significant monetary damages, any of which could have a material adverse effect on our results of operations.

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future. The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not within our control. Those factors include, among others:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;
•	quarterly variations in our operating results;
•	changes in ED and state laws and regulations and accreditation standards, or changes in the way that laws, regulations and accreditation standards are interpreted and applied;
•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;
•	changes in our own forecasts or earnings estimates by analysts;
•	price and volume fluctuations in the overall stock market, which have affected the market prices of many companies in the for-profit, postsecondary education industry in recent periods;
•	the availability of financing for our students;
•	the loss of key personnel; and
•	general economic conditions.

Those factors could adversely affect the trading price of our common stock and could prevent an investor from selling shares of our common stock at or above the price at which those shares were purchased.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2007, we:

•	leased 88 facilities used by our institutes and learning sites;
•	owned 25 facilities used by our institutes;
•	leased five facilities that are intended to be used by new institutes in 2008; and
•	owned a parcel of land on which we are currently constructing or intend to construct the facility for one of our institutes.

Our facilities are located in 34 states. None of the facilities owned by us is subject to a mortgage or other indebtedness.

We generally locate our institutes in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our institutes have accessible parking facilities and are generally near a major highway. The facilities of a typical institute range in size from approximately 10,000 to 58,000 square feet of office space. The initial lease terms of our institutes’ leased facilities range from three to 15 years. The average remaining lease term of our leased facilities is approximately four years. If desirable or necessary, an institute may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

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

No matters were submitted to a vote of the holders of our common stock during the fourth quarter of 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the “ESI” trading symbol. The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE's consolidated transaction reporting system.

	2007		2006
Fiscal Quarter Ended	High	Low .	High .	Low .
March 31	$84.36	$66.37	$65.10	$55.70
June 30	$120.45	$81.54	$66.18	$58.50
September 30	$126.56	$93.37	$68.80	$62.83
December 31	$131.77	$83.76	$70.99	$66.26

There were 107 holders of record of our common stock on February 15, 2008.

We did not pay a cash dividend in 2007 or 2006. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

We did not sell any of our securities during the three months ended December 31, 2007 that were not registered under the Securities Act.  In January 2008, we credited 703 treasury shares of our common stock to the deferred share accounts of each of six non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan (the "Directors Deferred Compensation Plan") in payment of their annual retainer for 2008. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. In January 2008, we also issued 703 treasury shares of our common stock to one non-employee director under the Directors Deferred Compensation Plan in payment of his annual retainer for 2008. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the fourth quarter of 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 through October 31, 2007	56,300	$121.80	56,300	5,265,800
November 1, 2007 through November 30, 2007	244,000	123.19	244,000	5,021,800
December 1, 2007 through December 31, 2007	243 (2)	85.95	--	5,021,800
Total	300,543	$122.90	300,300

_____________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our repurchase program (the "Repurchase Program"):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006

5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 5,021,800 as of December 31, 2007. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

(2)

Represents shares of our common stock that were tendered to us by retirement-eligible employees to satisfy the income tax withholding obligations associated with the restricted stock awards granted to those employees.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index and a Peer Issuer Group Index for the period from December 31, 2002 through December 31, 2007. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: Apollo Group, Inc., Capella Education Company, Career Education Corp., Corinthian Colleges, Inc., DeVry, Inc., Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education. The Peer Issuer Group includes all of the peer issuers in the former peer issuer group, except for Laureate Education, Inc. ("LEI"). LEI became a private company in 2007.

Cumulative Total Return

(Based on $100 invested on December 31, 2002 and assumes

the reinvestment of all dividends)

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
ITT Educational Services, Inc.	100.00	199.45	201.91	251.00	281.83	362.08
Peer Issuer Group Index	100.00	161.03	169.52	133.24	105.26	166.41
Former Peer Issuer Group Index	100.00	161.75	174.47	142.77	115.13	177.00
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87

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

	Year Ended December 31,
	2007 (a)	2006 (a)	2005	2004	2003
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenue	$869,508	$757,764	$688,003	$617,834	$522,856
Cost of educational services	358,601	356,851	328,343	298,747	280,006
Student services and administrative expenses	268,876	219,820	193,003	174,396	148,329
Special legal and other investigation costs (b)	--	(430)	1,219	25,143	--
Total costs and expenses	627,477	576,241	522,565	498,286	428,335
Operating income	242,031	181,523	165,438	119,548	94,521
Interest income, net	2,455	8,104	8,853	3,834	1,995
Income before income taxes	244,486	189,627	174,291	123,382	96,516
Income taxes	92,894	71,111	64,579	48,119	37,658
Net income	$151,592	$118,516	$109,712	$75,263	$58,858
Earnings per share: (c)
Basic	$3.77	$2.77	$2.38	$1.64	$1.31
Diluted	$3.71	$2.72	$2.33	$1.61	$1.27

Other Operating Data (d):
Capital expenditures, net	$15,514	$23,717	$21,334	$19,116	$14,391
Facility expenditures and land purchases	$12,589	$18,929	$25,145	$16,376	$25,718
Number of students at end of period (unaudited)	53,027	46,896	42,985	40,876	37,076
Number of technical institutes at end
of period (unaudited)	97	87	81	77	77
Number of learning sites at end of
period (unaudited)	9	9	4	1	0
	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash
and investments	$317,202	$357,439	$411,925	$356,516	$254,174
Total current assets	$349,823	$380,952	$437,008	$372,781	$256,646
Property and equipment, less accumulated
depreciation	$153,265	$148,411	$127,406	$98,746	$81,503
Total assets (e)	$540,953	$560,320	$592,491	$493,389	$363,270
Total current liabilities	$291,924	$284,505	$251,139	$233,101	$202,337
Total long-term debt	$150,000	$150,000	--	--	--
Total liabilities (e)	$470,395	$456,375	$283,897	$258,315	$217,146
Shareholders' equity (e)	$70,558	$103,945	$308,594	$235,074	$146,124

_____________________________

(a)

Effective January 1, 2006, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” ("SFAS No. 123R"), which requires us to expense the fair value of stock-based compensation awards. Prior to 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB Opinion No. 25") and related interpretations. If the stock-based compensation expense in the years ended December 31, 2007 and December 31, 2006 had been determined in accordance with APB Opinion No. 25, instead of SFAS No. 123R, we would have reported the following increases in certain selected financial data with respect to these years:

	Year Ended December 31,
	2007	2006
Income before income taxes	$5,100	$3,067
Income taxes	$1,963	$1,181
Net income	$3,137	$1,886
Earnings per share:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04

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

(c)

Earnings per share for all periods have been calculated in conformity with SFAS No. 128, “Earnings per Share.” Earnings per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. The number of shares used to calculate basic earnings per share differs from the number of shares used to calculate diluted earnings per share. The number of shares used to calculate basic earnings per share was the weighted average number of common shares outstanding. The number of shares used to calculate diluted earnings per share was the weighted average number of common shares outstanding, plus the average number of shares that could be issued under our stock-based compensation plans and less the number of shares assumed to be purchased with any proceeds received from the exercise of awards under those plans.

(d)	We did not pay any cash dividends in any of the periods presented.
(e)

As of December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("SFAS No. 158"), which requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. The adoption of this pronouncement affects the comparability of total assets, total liabilities and shareholders’ equity as of December 31, 2007 and 2006 to the amounts under the same captions as of the same date in prior years. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of our pension plans. The adoption of SFAS No. 123R, as discussed in footnote (a) above, also affects the comparability of shareholders’ equity as of December 31, 2007 and 2006 to the amounts under the same caption as of the same date in prior years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

As of December 31, 2007, we operated 97 institutes and nine learning sites in 34 states, which were providing postsecondary education to approximately 53,000 students. We derive our revenue from tuition, the sale of tool kits and laptop computers, and fees charged to and paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs. In 2007, we indirectly derived approximately 63% of our revenue determined on an accrual accounting basis (or 61% of our revenue, determined on a cash accounting basis as defined by the ED’s regulations) from Title IV Programs.

Our revenue varies based on the aggregate student population, which is influenced by the number of students attending our institutes at the beginning of a fiscal period and student retention rates.

New students generally enter our institutes at the beginning of an academic quarter that begins for most programs of study in early March, mid-June, early September and late November or early December. Our establishment of new institutes and the introduction of additional program offerings at our existing institutes have been significant factors in increasing the aggregate student population in recent years.

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

In 2007, we continued to add program offerings among existing institutes and began operations at new institutes. We also continued our efforts to diversify our program offerings by developing residence and online programs at different degree levels in both technology and non-technology fields of study.

The following table sets forth select operating and growth statistics for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Additional program offerings	246	142	101
Number of institutes with additional program offerings	85	45	35
Began operations at:
New institutes	10	6	4
New learning sites	--	5	3
Institutes offering bachelor degree programs	73	59	54

In 2008, we intend to add approximately 125 of our current program offerings among approximately 45 existing institutes. We also plan to continue developing additional residence and online programs at different degree levels in technology and non-technology fields of study to be offered at our institutes. The new degree programs are expected to involve a variety of disciplines and be at the associate and bachelor degree levels. We intend to develop both a residence and online version of many of the new programs. In 2008, we intend to increase the number of our institutes that offer bachelor degree programs to approximately 80. We plan to begin operations at six to eight locations in 2008. Our new institutes generally incur a loss up to 24 months after the first class start date.

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

Tuition revenue includes textbooks students use in their programs of study. We record the cost of these textbooks in prepaid expenses and other current assets and amortize the cost on a straight-line basis over the applicable course length. Laptop computer sales and the related cost of the laptop computers are recognized when the student receives the laptop computer. Tool kit sales and the related cost of the tool kits are recognized when the student receives the kit. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from a program of study at an institute.

In the year ended December 31, 2007, approximately 97% of our revenue represented tuition charges and approximately 3% of our revenue represented laptop computer sales, tool kit sales and student fees. In the years ended December 31, 2006 and 2005, approximately 96% of our revenue represented tuition charges and approximately 4% of our revenue represented laptop computer sales, tool kit sales and student fees. The amount of tuition earned depends on:

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

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on and after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 123”) for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006.

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

In the year ended December 31, 2007, we granted stock options and RSUs to certain employees and directors. In 2006, we began granting restricted stock and RSUs, instead of stock options, to:

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

Stock-based compensation expense in the year ended December 31, 2007 was $5.1 million, or approximately $3.1 million, net of tax, and in the year ended December 31, 2006 was $3.1 million, or approximately $1.9 million, net of tax. No stock-based compensation expense was recorded in the year ended December 31, 2005. As of December 31, 2007, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $7.8 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately 2.5 years.

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

Income Taxes. Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation requires the evaluation of whether it is more likely than not, based on the technical merits of a tax position, that the benefits resulting from the position will be realized by the company. Upon adoption of FIN 48, we recognized a decrease of approximately $3.4 million in the liability for unrecognized tax benefits, which was accounted for as an increase in retained earnings of $2.2 million as of January 1, 2007 and a reduction of federal tax benefits of $1.2 million.

Accounts Receivable and Allowance for Doubtful Accounts. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. The individual student balances of these receivables are insignificant. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis. We review the historical collection experience for each institute, consider other facts and circumstances related to an institute and record an allowance for doubtful accounts based on that review and consideration. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students when we conclude that collection is not probable.

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

Guarantees. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”), we recognize a liability for the fair value of a guarantee obligation upon its issuance. The fair market value of our guarantee of the payment of private loans made to our students by an unaffiliated lender was estimated based on historical charge off experience with respect to private loans made to our students and the present value of the expected cash flows that may result from the settlement of the guarantee obligation in the future. Although we believe our estimates are reasonable, deviations from our estimates could produce a materially different result.

New Accounting Pronouncements

In December 2007, the FASB issued the following statements:

•	SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”); and
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).

Both of these statements are effective for fiscal years beginning on or after December 15, 2008. In November 2007, FASB’s Emerging Issues Task Force (“EITF”) issued EITF 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. We do not expect that SFAS No. 141(R), SFAS No. 160 or EITF 07-01 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, which requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and will be adopted by us no later than December 31, 2008. We do not believe that the adoption of this provision of SFAS No. 158 will have a material impact on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance on the use of fair value to measure assets and liabilities and expands the disclosure required in a company’s financial statements for fair value measurements. SFAS No. 157 will apply whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities and is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 as of January 1, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Variations in Quarterly Results of Operations

Our quarterly results of operations have tended to fluctuate within a fiscal year due to the timing of student matriculations. Each of our four fiscal quarters have 12 weeks of earned tuition revenue. Revenue in our third and fourth fiscal quarters generally benefits from increased student matriculations. The number of new students entering our institutes tends to be higher in September, which is the time that the public has traditionally associated with the start of a new school year. The academic schedule generally does not affect our incurrence of most of our costs, however, and costs do not fluctuate significantly on a quarterly basis.

The following table sets forth our revenue for the periods indicated:

	Quarterly Revenue
	(Dollars in thousands)
	2007		2006		2005
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$204,170	23.5%	$176,315	23.3%	$160,153	23.3%
June 30	216,982	25.0%	185,569	24.5%	168,782	24.5%
September 30	217,932	25.0%	189,667	25.0%	176,764	25.7%
December 31	230,424	26.5%	206,213	27.2%	182,304	26.5%
Total for Year	$869,508	100.0%	$757,764	100.0%	$688,003	100.0%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of educational services	41.3%	47.1%	47.7%
Student services and administrative expenses	30.9%	29.0%	28.1%
Special legal and other investigation costs	--%	(0.1)%	0.2%
Operating income	27.8%	24.0%	24.0%
Interest income, net	0.3%	1.0%	1.3%
Income before income taxes	28.1%	25.0%	25.3%

The following table sets forth our total student enrollment as of the dates indicated:

	Total Student	Increase Over
As of December 31,	Enrollment	Prior Year
2007	53,027	13.1%
2006	46,896	9.1%
2005	42,985	5.2%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or

•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated:

	Total New Student	Increase Over
Year Ended December 31,	Enrollment	Prior Year
2007	54,593	9.3%
2006	49,935	10.8%
2005	45,073	7.4%

We generally organize the academic schedule for programs of study offered at our institutes on the basis of four 12-week academic quarters in a calendar year that typically begin in early March, mid-June, early September and late November or early December. To measure the persistence of our students, the number of continuing students in any academic quarter is divided by the total student enrollment in the immediately preceding academic quarter.

The following table sets forth the rates of our students’ persistence for the periods indicated:

	Student Persistence for the Three Months Ended
Year	March 31	June 30	September 30	December 31
2007	78.0%	74.7%	72.4%	77.3%
2006	75.8%	73.7%	71.2%	76.2%
2005	77.6%	74.2%	68.8%	77.0%

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

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006. Revenue increased $111.7 million, or 14.7%, to $869.5 million in the year ended December 31, 2007 compared to $757.8 million in the year ended December 31, 2006, primarily due to:

•	an average 11.0% increase in total student enrollment in each academic quarter beginning in 2007 compared to 2006;
•	a 5.0% increase in tuition rates in March 2007; and
•	an increase in our student persistence in each quarter in 2007 compared to the same quarter in 2006.

The increase in revenue was partially offset by lower sales of laptop computers. The increase in student enrollment was primarily due to:

•	operating new institutes and learning sites; and
•	an increased number of new programs of study offered by our institutes.

Cost of educational services increased $1.7 million, or 0.5%, to $358.6 million in the year ended December 31, 2007 compared to $356.9 million in the year ended December 31, 2006, primarily due to:

•	increased costs associated with operating new institutes and learning sites; and
•	the costs required to service the increased total student enrollment.

Most of the increase in cost of educational services was offset by:

•	greater efficiencies in the operations of our institutes; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 580 basis points to 41.3 % in the year ended December 31, 2007 from 47.1% in the year ended December 31, 2006, primarily due to operating efficiencies arising from the utilization of existing facilities to accommodate increases in resident student enrollment resulting from the modifications made to the Hybrid Delivery Model. In addition, improved student persistence resulted in increased revenue without a corresponding increase in costs. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $49.1 million, or 22.3%, to $268.9 million in the year ended December 31, 2007 compared to $219.8 million in the year ended December 31, 2006. The principal causes of this increase included:

•	a 20.9% increase in media advertising expenses to promote new locations and program offerings;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in bad debt expense.

Student services and administrative expenses increased to 30.9% of revenue in the year ended December 31, 2007 compared to 29.0% of revenue in the year ended December 31, 2006, primarily due to an increase in media advertising costs for the promotion of new institutes and programs and an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 2.1% in the year ended December 31, 2007 compared to 1.4% in the year ended December 31, 2006. We believe that our bad debt expense as a percentage of revenue will increase in the year ended December 31, 2008, primarily due to anticipated increases in internally funded student financing.

Operating income increased $60.5 million, or 33.3%, to $242.0 million in the year ended December 31, 2007 compared to $181.5 million in the year ended December 31, 2006. The operating margin was 27.8% in the year ended December 31, 2007 and 24.0% in the year ended December 31, 2006.

Interest income, net, decreased $5.6 million, or 69.7%, to $2.5 million in the year ended December 31, 2007 compared to $8.1 million in the year ended December 31, 2006, primarily due to interest expense of $8.2 million associated with borrowings under our revolving credit agreement.

Our combined federal and state effective income tax rate was 38.0% in the year ended December 31, 2007 compared to 37.5% in the year ended December 31, 2006.

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

Cost of educational services as a percentage of revenue decreased to 47.1% in the year ended December 31, 2006 from 47.7% in the year ended December 31, 2005, primarily due to a decrease in compensation and benefit expense arising from the freeze of our pension plans and greater efficiencies in the operation of our institutes, which was partially offset by the costs associated with 18 new institutes and learning sites which began operations in the last 24 months.

Student services and administrative expenses increased $26.8 million, or 13.9%, to $219.8 million in the year ended December 31, 2006 compared to $193.0 million in the year ended December 31, 2005. The principal causes of this increase included:

•	an increase in media advertising expenses to promote new locations and program offerings;
•	normal inflationary increases for compensation and other costs of services;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in stock-based compensation expense.

Student services and administrative expenses increased to 29.0% of revenue in the year ended December 31, 2006 compared to 28.1% of revenue in the year ended December 31, 2005, primarily due to an increase in media advertising costs for the promotion of new institutes and programs.

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

Operating income increased $16.1 million, or 9.7%, to $181.5 million in the year ended December 31, 2006 compared to $165.4 million in the year ended December 31, 2005. The operating margin was 24.0% in both of the years ended December 31, 2005 and 2006.

Interest income, net, decreased $0.8 million, or 8.5%, to $8.1 million in the year ended December 31, 2006 compared to $8.9 million in the year ended December 31, 2005. The decrease was primarily due to a decrease in invested funds during 2006, offset by an increase in the rate of return on our investments.

Our combined federal and state effective income tax rate was 37.5% in the year ended December 31, 2006 compared to 37.1% in the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $7.2 million as of December 31, 2007 compared to $161.9 million as of December 31, 2006. The December 31, 2006 cash and cash equivalents balance included a $150.0 million certificate of deposit which represented the short-term investment of proceeds from borrowings under our revolving credit facility. We also had investments in marketable debt and auction rate preferred equity securities, which are classified as available-for-sale or held-to-maturity, depending on our investment intentions with regard to those securities. Our investments increased $108.4 million to $303.4 million as of December 31, 2007 compared to $195.0 million as of December 31, 2006, primarily due to the investment of the proceeds from the maturity of the certificate of deposit.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $14.7 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $1.9 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Consolidated Balance Sheet as of December 31, 2007. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan (the "Pension Plans"), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans will, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. As a result of the freeze, total pension costs decreased $7.6 million to $0.3 million in the year ended December 31, 2006 compared to $7.9 million in the year ended December 31, 2005. Total pension benefit in 2007 was $1.1 million. In 2008, we expect the pension benefit to remain at approximately the same amount as in 2007.

In January 2006, we contributed $15.0 million to the ESI Pension Plan. No contributions were made in 2007 and we do not expect to make any contribution to the ESI Pension Plan in 2008, because the plan was fully funded as of December 31, 2007.

See Note 9 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Pension Plans.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. In 2007 and 2006, we indirectly derived our revenue, determined on an accrual basis of accounting, from the following sources:

	Percent
Source of funds	2007	2006
Title IV Programs	63%	61%
Unaffiliated, private student loan programs	29%	34%
State student financial aid programs	2%	2%
Other	6%	3%
Total	100%	100%

On a cash accounting basis, as defined by the ED’s regulations, we indirectly derived approximately 61% of our revenue from Title IV Programs in 2007 compared to 57% in 2006 and 61% in 2005.

Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution, such as each of our campus groups, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue for a fiscal year from Title IV Programs. For our 2007 fiscal year, none of our campus groups derived more than approximately 68% of its revenue, on a cash accounting basis, from Title IV Programs.

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

Federal Fiscal Year	FFEL/FDL Cohort Default Rate Range
2006 (a)	5.5% to 12.9%
2005 (b)	5.9% to 12.6%
2004	5.8% to 12.7%
2003	4.5% to 10.2%
(a)	The most recent year for which the ED has published FFEL/FDL preliminary cohort default rates.
(b)	The most recent year for which the ED has published FFEL/FDL official cohort default rates.

Federal regulations affect the timing of our receipt and disbursements of Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. Prior to February 2006, institutions were not allowed to disburse the first installment of an FFEL or FDL program loan to a first-year undergraduate student who was a first-time borrower until 30 days after the student began his or her course of study. Beginning in February 2006, this 30-day period was eliminated for institutions whose FFEL/FDL cohort default rates are less than 10% for the three most recent federal fiscal years for which the ED has published those rates. The majority of our campus groups fulfilled this requirement in 2007 and 2006, which resulted in an acceleration of our receipt and disbursement of Title IV Program funds in 2006 compared to prior years. We continued to disburse Title IV Program funds to other students ten days before the start of each academic quarter.

Operations. Cash from operating activities increased $14.4 million to $178.3 million in the year ended December 31, 2007 compared to $163.9 million in the year ended December 31, 2006, primarily due to an increase in net income which was partially offset by delays in the receipt of certain student loan funds.

Accounts receivable less allowance for doubtful accounts was $15.1 million as of December 31, 2007 compared to $9.4 million as of December 31, 2006. Days sales outstanding increased 1.8 days to 6.0 days at December 31, 2007 compared to 4.2 days at December 31, 2006. Both increases were primarily due to delays in the receipt of certain student loan funds. We expect our days sales outstanding to increase in 2008 compared to 2007, primarily due to anticipated increases in internally funded student financing.

In the year ended December 31, 2006, cash from operating activities increased $9.7 million to $163.9 million compared to $154.2 million in the year ended December 31, 2005, primarily due to:

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

Investing. In the year ended December 31, 2007, we spent $12.6 million:

•	to purchase one parcel of land for $1.5 million on which we intend to build a facility;
•	to purchase two facilities for $4.1 million; and

•	for construction and renovation costs associated with 15 facilities totaling $7.0 million.

As of December 31, 2007, we leased two facilities that we negotiated to purchase for approximately $6.9 million. We also negotiated to purchase a parcel of land for $1.5 million on which we intend to build a facility. All of these transactions are expected to be completed in early 2008.

In the year ended December 31, 2006, we spent $18.9 million:

•	for construction and renovation costs associated with 12 facilities totaling $17.4 million; and
•	to purchase one parcel of land for $1.5 million on which we built a facility.

In the year ended December 31, 2005, we spent $25.1 million:

•	to purchase three facilities for $13.8 million, two of which were renovated;
•	to purchase three parcels of land for $3.9 million on which we built facilities; and
•	for construction costs associated with eight facilities totaling $7.4 million.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $15.5 million in 2007, $23.7 million in 2006 and $21.3 million in 2005. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We plan to continue to upgrade and expand current facilities and equipment during 2008. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. We entered into an Amended and Restated Credit Agreement dated as of December 17, 2007 (the “Restated Credit Agreement”) with a single lender (the “Lender”). The Restated Credit Agreement amends and restates in its entirety the Credit Agreement dated December 22, 2006 between us and the Lender (the “Prior Credit Agreement”). The Restated Credit Agreement provides for two lines of credit: one in the maximum principal amount of $50 million; and the other in the initial maximum principal amount of $100 million, but increasing to $110 million on February 20, 2008. The $150 million of borrowings outstanding under the Prior Credit Agreement were transferred to the lines of credit under the Restated Credit Agreement as of December 17, 2007. Borrowings under the Restated Credit Agreement are used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, SAs and the ACICS.

Both lines of credit under the Restated Credit Agreement mature on July 1, 2010. The borrowings under each line of credit may be secured or unsecured at our election, provided that we have not defaulted under the Restated Credit Agreement, in which case, any borrowings made on a secured basis must remain secured. Investments held in a pledged account serve as the collateral for any secured borrowings under the Restated Credit Agreement.

The Restated Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The availability of borrowings under the Restated Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Restated Credit Agreement, and that certain representations and warranties contained in the Restated Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of December 31, 2007.

Borrowings under the Restated Credit Agreement bear interest at the London Interbank Offered Rate (the “LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of December 31, 2007, the borrowings under the Restated Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 4.93% per annum. Approximately $158.0 million of our investments served as collateral for the secured borrowings as of December 31, 2007.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

The following table sets forth our share repurchase activity during 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Repurchase authorization at beginning of period	2,681,100	3,287,700	4,216,300
Additional repurchase authorization	5,000,000	5,000,000	--
Number of shares repurchased	(2,659,300)	(5,606,600)	(928,600)
Repurchase authorization at end of period	5,021,800	2,681,100	3,287,700

Total cost of shares repurchased (in millions)	$265.0	$363.0	$55.6
Average cost per share	$99.65	$64.74	$59.88

From January 31, 2008 through February 15, 2008, we repurchased 810,000 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $68.4 million or at an average cost per share of $84.51.

Proceeds from the exercise of stock options were $31.0 million in the year ended December 31, 2007 compared to $23.0 million in the year ended December 31, 2006 and $11.0 million in the year ended December 31, 2005.

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

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$136,563	$31,696	$52,290	$31,467	$21,110
Long-term debt, including scheduled interest payments	$168,490	$7,396	$161,094	$--	$--
Total	$305,053	$39,092	$213,384	$31,467	$21,110

The long-term debt represents our revolving credit facilities under the Restated Credit Agreement and assumes that the full amount of the facilities will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2007, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 16 years and management believes that:

•	those leases will be renewed or replaced by other leases in the normal course of business;
•	we may purchase the facilities represented by those leases; or
•	we may purchase or build other replacement facilities.

There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the terms of certain operating leases for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2007, the total face amount of those surety bonds was approximately $19.6 million.

In October 2007, we entered into a risk sharing agreement (“RSA”) with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. The RSA was terminated effective February 22, 2008, such that no private education loans will be made under the RSA after that date. Our recorded liability related to the RSA as of December 31, 2007 was not material. Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligation under the RSA will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of the RSA.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the year ended December 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-25 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2007, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of December 31, 2007.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, (“ICFR”) as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated February 20, 2008, which appears on page F-2 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our audit committee members and financial expert, code of ethics and disclosure of delinquent filers is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

The following is the current biographical information with respect to our directors, our nominees for director and our executive officers. Unless otherwise specified, the occupation of each individual has been the same for the past five years.

Kevin M. Modany, age 41, has served as our Chairman since February 1, 2008 and as our Chief Executive Officer since April 1, 2007. He has also served as our President since April 2005. From April 2005 until his promotion to our Chief Executive Officer on April 1, 2007, Mr. Modany also served as our Chief Operating Officer. From January 2003 through May 2005, he served as our Chief Financial Officer. From July 2002 through April 2005, Mr. Modany served as a Senior Vice President of ours. Mr. Modany has been a Director of ours since July 2006.

John F. Cozzi, age 46, has served as a managing director of AEA Investors LLC, a private equity firm, since January 2004. Mr. Cozzi served as a managing director of Arena Capital Partners, LLC, a private equity firm, from May 1999 through December 2003. Mr. Cozzi has been a Director of ours since October 2003.

John E. Dean, age 57, is an attorney who has specialized in higher education law since April 1985. Mr. Dean has been a partner at the Law Offices of John E. Dean since June 2005. He was a partner of the Dean Blakey law firm from June 2002 through May 2005. Mr. Dean has also served as a principal of Washington Partners, LLC, a public affairs firm, since June 2002. Mr. Dean has been a Director of ours since December 1994.

James D. Fowler, Jr., age 63, served as senior vice president and director, human resources of ITT Industries, Inc., an industrial, commercial machinery and equipment company now known as ITT Corporation, from November 2000 until his retirement in October 2002. Mr. Fowler has been a Director of ours since April 1994.

Joanna T. Lau, age 49, has served as chairperson and chief executive officer of Lau Acquisition Corporation (doing business as LAU Technologies), a management consulting and investment firm, since March 1990. Ms. Lau has been a Director of ours since October 2003.

Thomas I. Morgan, age 54, served as chief executive officer of Hughes Supply, Inc. (“Hughes”), a diversified wholesale distributor of construction, repair and maintenance-related products, from May 2003 until his retirement in March 2006. Mr. Morgan also served as president of Hughes from March 2001 through April 2003. He is also a director of Rayonier, Inc., Waste Management, Inc. and Tech Data Corporation. Mr. Morgan has been a Director of ours since May 2006.

Samuel L. Odle, age 58, has served as president and chief executive officer of Methodist Hospital (“MH”) and Indiana University Hospital (“IUH”) and executive vice president of Clarian Health Partners (“Clarian”), an Indianapolis-based private, non-profit healthcare organization comprised of MH, IUH and Riley Hospital for Children, since July 2004. Mr. Odle served as chief administrative officer of MH and senior vice president of Clarian from January 1997 through June 2004. Mr. Odle has been a Director of ours since January 2006.

Vin Weber, age 55, has been a partner at Clark & Weinstock Inc. (“C&W”), a management and public policy consulting firm, since 1994 and was named chief executive officer of C&W in 2007. He is also chairman of the National Endowment for Democracy, a public interest group. Mr. Weber is a senior fellow at the University of Minnesota's Humphrey Institute of Public Affairs and co-director of the Institute's Policy Forum. He is also a director of Lenox Group, Inc. Mr. Weber has been a Director of ours since December 1994.

John A. Yena, age 67, has served as chairman of the board of Johnson & Wales University (“J&W”), a postsecondary educational institution, since June 2004. Mr. Yena served as president and chief executive officer of J&W from June 1989 through May 2004. He is also a director of Bancorp Rhode Island, Inc. Mr. Yena has been a Director of ours since May 2006.

David E. Catalano, age 42, has served as our Senior Vice President, Business Development since November 2007. Mr. Catalano served as chief executive officer of Midwest Bankers Holdings, Inc., a commercial lending and advisory firm, from September 1996 through October 2007.

Jeffrey R. Cooper, age 56, has served as our Senior Vice President, Chief Compliance Officer since November 2004. Mr. Cooper served as vice president of Great American Financial Resources, Inc. (“GAFRI”), the annuity and life insurance operations of American Financial Group, from June 1999 through October 2004, and as chief compliance officer of GAFRI from June 1997 through October 2004.

Clark D. Elwood, age 47, has served as a Senior Vice President of ours since December 1996, as our Secretary since October 1992 and as our General Counsel since May 1991.

Nina F. Esbin, age 51, has served as our Senior Vice President, Human Resources since January 2004. From January 2003 through December 2003, she served as our Vice President, Director Human Resources.

Eugene W. Feichtner, age 52, has served as our Senior Vice President, Operations since March 2004. From March 2002 through February 2004, he served as our Vice President, National Operations Director.

Daniel M. Fitzpatrick, age 48, has served as our Senior Vice President, Chief Financial Officer since June 2005. From July 1998 through May 2005, he served as senior vice president and controller of Education Management Corporation, a provider of postsecondary education.

Glenn E. Tanner, age 60, has served as Senior Vice President, Marketing since April 2007. From October 2002 through March 2007, he served as our Vice President, Marketing.

Item 11.	Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements:

Page No. In

This Filing

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2007, 2006 and 2005 appear on page F-24 of this Annual Report.

3.	Quarterly Financial Results for 2007 and 2006 (unaudited) appear on page F-25 of this Annual Report.

4.	Exhibits:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2007. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2007.

The effectiveness of our ICFR as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.1 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing on page F-1. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Notes 1 and 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and employee pension benefits and share based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

February 20, 2008

F - 2

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$7,228	$161,905
Short-term investments	303,360	195,007
Accounts receivable, less allowance for doubtful accounts of $5,378 and $2,181	15,132	9,367
Deferred income taxes	7,418	4,771
Prepaid expenses and other current assets	16,685	9,902
Total current assets	349,823	380,952

Property and equipment, net	153,265	148,411
Direct marketing costs, net	20,567	21,628
Other assets	17,298	9,329
Total assets	$540,953	$560,320

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,120	$47,948
Accrued compensation and benefits	16,137	13,899
Other accrued liabilities	17,540	20,496
Deferred revenue	213,127	202,162
Total current liabilities	291,924	284,505

Long-term debt	150,000	150,000
Deferred income taxes	11,754	13,713
Other liabilities	16,717	8,157
Total liabilities	470,395	456,375
Commitments and contingent liabilities (Note 10)
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904
issued	541	541
Capital surplus	127,017	83,329
Retained earnings	531,363	471,848
Accumulated other comprehensive (loss)	(3,417)	(6,533)
Treasury stock, 14,375,582 and 13,029,471 shares, at cost	(584,946)	(445,240)
Total shareholders’ equity	70,558	103,945
Total liabilities and shareholders’ equity	$540,953	$560,320

The accompanying notes are an integral part of the consolidated financial statements.

F - 3

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$869,508	$757,764	$688,003
Costs and expenses:
Cost of educational services	358,601	356,851	328,343
Student services and administrative expenses	268,876	219,820	193,003
Special legal and other investigation costs	--	(430)	1,219
Total costs and expenses	627,477	576,241	522,565
Operating income	242,031	181,523	165,438
Interest income	10,747	8,444	8,935
Interest (expense)	(8,292)	(340)	(82)
Income before provision for income taxes	244,486	189,627	174,291
Provision for income taxes	92,894	71,111	64,579
Net income	$151,592	$118,516	$109,712
Earnings per share:
Basic	$3.77	$2.77	$2.38
Diluted	$3.71	$2.72	$2.33
Weighted average shares outstanding:
Basic	40,268	42,722	46,138
Diluted	40,883	43,629	47,112

The accompanying notes are an integral part of the consolidated financial statements.

F - 4

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$151,592	$118,516	$109,712
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	23,249	21,641	17,819
Provision for doubtful accounts	18,599	10,862	10,679
Deferred income taxes	(6,737)	(1,906)	5,232
Excess tax benefit from stock option exercises	(37,480)	(14,289)	8,704
Stock-based compensation expense	5,100	3,067	--
Changes in operating assets and liabilities:
Restricted cash	(6,087)	(27)	7,694
Accounts receivable	(24,364)	(6,240)	(14,238)
Direct marketing costs, net	1,061	(4,138)	(2,777)
Accounts payable	(2,828)	(8,153)	22,332
Other operating assets and liabilities	45,221	17,816	(29,640)
Deferred revenue	10,965	26,708	18,662
Net cash flows from operating activities	178,291	163,857	154,179
Cash flows from investing activities:
Facility expenditures and land purchases	(12,589)	(18,929)	(25,145)
Capital expenditures, net	(15,514)	(23,717)	(21,334)
Proceeds from sales and maturities of investments	1,963,447	1,637,322	690,025
Purchase of investments	(2,071,800)	(1,434,639)	(748,782)
Net cash flows from investing activities	(136,456)	160,037	(105,236)
Cash flows from financing activities:
Proceeds from revolving borrowings	--	150,000	--
Excess tax benefit from stock option exercises	37,480	14,289	--
Proceeds from exercise of stock options	31,002	22,960	11,008
Repurchase of common stock	(264,994)	(362,973)	(55,605)
Net cash flows from financing activities	(196,512)	(175,724)	(44,597)
Net change in cash and cash equivalents	(154,677)	148,170	4,346
Cash and cash equivalents at beginning of period	161,905	13,735	9,389
Cash and cash equivalents at end of period	$7,228	$161,905	$13,735
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$59,624	$43,898	$63,734
Interest	$7,854	$--	$--
Non-cash financing activities:
Issuance of treasury stock for Directors Deferred
Compensation Plan	$60	$119	$185

The accompanying notes are an integral part of the consolidated financial statements.

F - 5

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2004	54,069	$541	$57,269	$296,297	($5,532)	(8,075)	($113,501)	$235,074
Net income				109,712				109,712
Other comprehensive (loss):
Minimum pension liability, net of $314 of income tax					(484)			(484)
Comprehensive income								109,228
Exercise of stock options			(36)	(13,589)		619	24,633	11,008
Tax benefit from exercise of stock options			8,704					8,704
Common shares repurchased						(929)	(55,605)	(55,605)
Issuance of shares for Directors’ Deferred
Compensation Plan			36			7	149	185
Balance as of December 31, 2005	54,069	541	65,973	392,420	(6,016)	(8,378)	(144,324)	308,594
Net income				118,516				118,516
Other comprehensive income:
Minimum pension liability, net of $3,883 of income tax					6,016			6,016
Comprehensive income								124,532
Adoption of SFAS No. 158, net of $4,215 of income tax					(6,533)			(6,533)
Exercise of stock options				(37,034)		923	59,994	22,960
Tax benefit from exercise of stock options			14,289					14,289
Common shares repurchased						(5,607)	(362,973)	(362,973)
Stock-based compensation			3,067					3,067
Issuance of shares for Directors’ Deferred
Compensation Plan				(153)		4	272	119
Restricted stock awards and shares
tendered for taxes				(1,901)		29	1,791	(110)
Balance as of December 31, 2006	54,069	541	83,329	471,848	(6,533)	(13,029)	(445,240)	103,945
Effect of adoption of FIN 48				2,169				2,169
Balance as of January 1, 2007	54,069	541	83,329	474,017	(6,533)	(13,029)	(445,240)	106,114
Net income				151,592				151,592
Other comprehensive income:
Amortization of pension loss, net of $227 of income tax					351			351
Net actuarial pension gain, net of $1,784 of income tax					2,765			2,765
Comprehensive income								154,708
Exercise of stock options			(77)	(94,246)		1,314	125,325	31,002
Tax benefit from exercise of stock options			38,588					38,588
Common shares repurchased						(2,659)	(264,994)	(264,994)
Stock-based compensation			5,100					5,100
Issuance of shares for Directors’ Deferred Compensation Plan						1	60	60
Restricted stock cancellations and shares tendered for taxes			77			(2)	(97)	(20)
Balance as of December 31, 2007	54,069	$541	$127,017	$531,363	($3,417)	(14,375)	($584,946)	$70,558
The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1.	Business and Significant Accounting Policies

Business. We are a leading for-profit provider of postsecondary education in the United States based on revenue and student enrollment. As of December 31, 2007, we were offering diploma and associate, bachelor and master degree programs to approximately 53,000 students and had 97 institutes and nine learning sites located in 34 states. All of our institutes are authorized by the applicable educational authorities of the states in which they operate and are accredited by an accrediting commission recognized by the United States Department of Education (“ED”). We have provided career-oriented programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

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

During the fourth quarter of 2007, we revised the classification for “losses” from the sale of treasury stock. In accordance with Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins,” we now record “losses” that exceed previous net “gains” from the sale of treasury stock as a charge to retained earnings. Accordingly, we:

•	decreased the December 31, 2004 capital surplus balance and increased the retained earnings balance by $2,387;
•	decreased the December 31, 2005 capital surplus balance and increased the retained earnings balance by $2,741; and
•	increased the December 31, 2006 capital surplus balance and decreased the retained earnings balance by $36,347.

The revised classification did not have an effect on our total shareholders’ equity, results of operations or cash flows.

Use of Estimates. The preparation of these consolidated financial statements, in accordance with GAAP, includes estimates and assumptions that are determined by our management. Actual results could differ materially from the estimates.

Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash. Title IV Program funds and certain other monies transferred to us by electronic funds transfer are subject to holding restrictions, generally from three to seven days, before they can be drawn into our cash account. The funds subject to these holding periods are identified as restricted cash and classified as other current assets until they are applied to the students' accounts. Restricted cash in other current assets was $6,061 as of December 31, 2007 and $0 as of December 31, 2006. In addition, a Maryland education regulation requires us to maintain an escrow account as a condition to operating our institute in Owings Mills, MD. The funds in this escrow account are considered restricted cash and classified as other assets. The balance of this escrow account was $553 as of December 31, 2007 and $527 as of December 31, 2006.

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

Accounts Receivable and Allowance for Doubtful Accounts. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. The individual student balances of these receivables are insignificant. We record an allowance for doubtful accounts with respect to accounts receivable on an institute-by-institute basis. We review the historical collection experience for each institute, consider other facts and circumstances related to an institute and record an allowance for doubtful accounts based on that review and consideration. If our current collection trends were to differ significantly from our historic collection experience, however, we would make a corresponding adjustment to our allowance. We write-off the accounts receivable due from former students when we conclude that collection is not probable.

Property and Equipment. Property and equipment is recorded in our consolidated financial statements at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred.

Expenditures that extend the useful lives of our assets are capitalized. Developed or purchased software is capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Facility construction costs are capitalized as incurred, with depreciation commencing when the facility is placed in service. We capitalize interest on our real estate construction projects in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.”

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we regularly review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If we determine that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we would determine the fair value of that asset using a discounted cash flows model. If the amount of discounted cash flows is less than the net book value of the long-lived asset, we recognize an impairment loss in the amount of the difference. We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions.

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

Direct marketing costs on the balance sheet totaled $48,058 at December 31, 2007 and $46,706 at December 31, 2006, less accumulated amortization of $27,491 at December 31, 2007 and $25,078 at December 31, 2006.

Insurance Liabilities. We record liabilities and related expenses for health, workers compensation and other insurance in accordance with the contractual terms of the insurance policies. We record the total liabilities that are estimable and probable as of the reporting date for our insurance liabilities that we self-insure. The accounting for our self-insured arrangements involves estimates and judgments to determine the liability to be recorded for reported claims and claims incurred but not reported. We consider our historical experience in determining the appropriate insurance reserves to record. If our current insurance claim trends were to differ significantly from our historic claim experience, however, we would make a corresponding adjustment to our insurance reserves.

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

Guarantees. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”), we recognize a liability for the fair value of a guarantee obligation upon its issuance. The fair market value of our guarantee of the payment of private loans made to our students by an unaffiliated lender was estimated based on historical charge off experience with respect to private loans made to our students and the present value of the expected cash flows that may result from the settlement of the guarantee obligation in the future.

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

The fair market value of our long-term debt is estimated based on current market conditions and rates for debt that have the same characteristics and remaining maturities. As of December 31, 2007, the carrying value and estimated fair market value of our long-term debt was $150,000.

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

Tuition revenue includes textbooks students use in their programs of study. We record the cost of these textbooks in prepaid expenses and other current assets and amortize the cost of textbooks on a straight-line basis over the applicable course length. Laptop computer sales and the related cost of the laptop computers are recognized when the student receives the laptop computer. Tool kit sales and the related cost of the tool kits are recognized when the student receives the kit. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. Deferred revenue is recorded for fees collected in excess of revenue recognized. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from a program of study at an institute.

We report 12 weeks of tuition revenue in each of our four fiscal quarters. We standardized the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter can fluctuate from quarter to quarter each year. The total number of weeks of school during each year is 48.

Advertising Costs. We expense all advertising costs as incurred.

Equity-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which prescribes the accounting for equity instruments exchanged for employee and director services. We followed the SEC’s guidance in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” when we adopted SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense on a straight-line basis over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates, or when he or she is eligible to retire. As a result, in certain circumstances, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on and after January 1, 2006 includes the compensation cost based on the grant date fair value estimated in accordance with: (a) SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 123”) for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006.

We use an option pricing model to determine the fair value of stock options and we use the market price of our common stock to determine the fair value of restricted stock and restricted stock units (“RSUs”). The fair value of the stock options granted prior to January 1, 2005 was determined using the Black-Scholes model. For all stock options granted on or after January 1, 2005, we used a binomial option pricing model which, similar to the Black-Scholes model, takes into account the variables defined below:

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

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. Under the intrinsic value method, minimal compensation expense was recognized in our financial statements, because the vast majority of the stock-based compensation that we granted was in the form of nonqualified stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the date of grant.

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

We generally issue shares of our common stock from treasury shares upon the exercise of stock options. As of December 31, 2007, 14,375,582 shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we are unable to determine at this point how many shares we will repurchase over the next 12 months. See Note 3 for additional disclosures regarding our stock repurchases.

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

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. This interpretation requires the evaluation of whether it is more likely than not, based on the technical merits of a tax position, that the benefits resulting from the position will be realized by the company. Upon adoption of FIN 48, we recognized a decrease of approximately $3,391 in the liability for unrecognized tax benefits, which was accounted for as an increase in retained earnings of $2,169 as of January 1, 2007 and a reduction of federal tax benefits of $1,222.

We record interest and penalties related to unrecognized tax benefits in income tax expense.

Earnings Per Common Share. Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Shares:
Weighted average number of shares
of common stock outstanding	40,268	42,722	46,138
Shares assumed issued (less shares
assumed purchased for treasury) for
stock-based compensation	615	907	974
Outstanding shares for diluted
earnings per share calculation	40,883	43,629	47,112

A total of 14,146 shares for fiscal year 2007, 30,000 shares for fiscal year 2006 and 1,000 shares for fiscal year 2005 have been excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

New Accounting Pronouncements.

In December 2007, the FASB issued the following statements:

•	SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”); and
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).

Both of these statements are effective for fiscal years beginning on or after December 15, 2008. In November 2007, FASB’s Emerging Issues Task Force (“EITF”) issued EITF 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. We do not expect that SFAS No. 141(R), SFAS No. 160 or EITF 07-01 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008, and will be adopted by us no later than December 31, 2008. We do not believe that the adoption of this provision of SFAS No. 158 will have a material impact on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance on the use of fair value to measure assets and liabilities and expands the disclosure required in a company’s financial statements for fair value measurements. SFAS No. 157 will apply whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities and is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 as of January 1, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

2.	Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•

2006 ITT Educational Services, Inc. Equity Compensation Plan – Awards may be granted to our employees and directors under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (“2006 Equity Compensation Plan”) in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units and other stock-based awards as defined in the plan. The maximum number of shares of our common stock that may be issued pursuant to awards under this plan is 4,000,000. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by three shares. As of December 31, 2007, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

•

1999 Outside Directors Stock Option Plan – A maximum of 500,000 shares of our common stock were available to be issued upon the exercise of nonqualified stock options granted to non-employee directors under the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”).

•

1997 ITT Educational Services, Inc. Incentive Stock Plan – A maximum of 8,100,000 shares of our common stock were available to be issued upon the exercise of stock options and pursuant to other forms of awards under the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”), but no more than 20% of the total number of shares on a cumulative basis could have been used for restricted stock or performance share awards. A maximum of 1.5% of our outstanding shares of common stock could have been issued annually, with any unissued shares available to be issued in later years.

No additional awards have been or will be granted after May 9, 2006 under the 1999 Directors Stock Plan or the 1997 Stock Plan.

The stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated were as follows:

	Year Ended December 31,
	2007	2006	2005
Stock-based compensation expense	$5,100	$3,067	$--
Income tax (benefit)	($1,963)	($1,181)	$--

We did not capitalize any stock-based compensation cost in the years ended December 31, 2007 and 2006.

In the year ended December 31, 2005, we did not recognize any stock-based compensation expense in our Consolidated Statements of Income in accordance with APB Opinion No. 25. If the compensation expense related to the stock-based compensation for the year ended December 31, 2005 had been determined based on the fair value of the stock-based compensation at grant date consistent with SFAS No. 123, our compensation expense would have increased and our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Year Ended December 31,
2005
Net income as reported	$109,712
Deduct: Total stock-based compensation expense
determined under the fair value based method,
net of tax	(17,707)
Pro forma net income	$92,005

Earnings per share:
Basic as reported	$2.38
Impact of stock-based compensation	(0.39)
Basic pro forma	$1.99

Diluted as reported	$2.33
Impact of stock-based compensation	(0.38)
Diluted pro forma	$1.95

The compensation expense related to the stock-based compensation granted to employees and directors included in the pro forma disclosure above was calculated on a straight-line basis over the full vesting period of the grants and reflects forfeitures as they occurred. If we had reflected the stock-based compensation for retirement-eligible grantees over the applicable service period in accordance with SFAS No. 123R, the pro forma net income for the year ended December 31, 2005 would have been approximately $95,300, instead of $92,005. The total stock-based compensation expense ultimately incurred under SFAS No. 123 and SFAS No. 123R would have been the same but the timing of when the expense would have been realized would have differed.

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

As of December 31, 2007, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $7,814, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.5 years.

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

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Year Ended December 31, 2007
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	2,570,809	$33.88	$87,103
Granted	245,362	81.73	20,054
Forfeited	(33,432)	69.99	(2,340)
Exercised	(1,313,746)	23.60	(31,002)
Expired	--	--	--
Outstanding at end of period	1,468,993	$50.25	$73,816	5.33 years	$51,445
Exercisable at end of period	1,181,006	$43.78	$51,703	5.03 years	$49,002

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on December 31, 2007, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Shares subject to stock options granted	245,362	80,500	894,985
Weighted average grant date fair value	$30.05	$22.31	$19.06
Shares subject to stock options exercised	1,313,746	922,043	618,733
Intrinsic value of stock options exercised	$100,544	$37,273	$22,556
Proceeds received from stock options exercised	$31,002	$22,960	$11,008
Tax benefits realized from stock options exercised	$38,588	$14,289	$8,704

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rates	4.5% - 4.8%	4.3%	4.0%
Expected lives (in years)	4.7	4	4
Volatility	35%	42%	44%
Dividend yield	None	None	None

Restricted Stock and RSUs. Under the 1997 Stock Plan, restricted shares awarded were subject to a restriction period set by the Compensation Committee of our Board of Directors, during which time the shares may not be sold, transferred, assigned or pledged. For restricted stock awards issued under the 1997 Stock Plan, the restriction period ends on the third anniversary of the date of grant. Under the 2006 Equity Compensation Plan, restricted shares and RSUs awarded are subject to a restriction period of at least: (a) three years in the case of a time-based period of restriction; and (b) one year in the case of a performance-based period of restriction. All restricted shares and RSUs awarded under the 2006 Equity Compensation Plan as of December 31, 2007 have a time-based restriction period that ends on the third anniversary of the date of grant, except for one grant of 18,249 RSUs made in 2007 which has a time-based restriction period that ends on the fifth anniversary of the date of grant.

The following table sets forth the number of shares of restricted stock and RSUs that were granted, forfeited and vested in the period indicated:

	Year Ended December 31, 2007
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	24,532	$60.90	88	$68.25
Granted	--	--	60,527	84.14
Forfeited	(1,218)	60.19	(2,518)	77.56
Vested	(642)	57.86	--	--
Unvested at end of period	22,672	$61.02	58,097	$84.40

The total fair market value of the shares vested during the year ended December 31, 2007 was $56.

3.	Stock Repurchases

Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our share repurchase program (the “Repurchase Program”):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

As of December 31, 2007, 5,021,800 shares remained available for repurchase under the Repurchase Program. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Year Ended December 31,
	2007	2006
Number of shares	2,659,300	5,606,600
Total cost	$264,994	$362,973
Average price per share	$99.65	$64.74

From January 31, 2008 through February 15, 2008, we repurchased 810,000 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $68,412 or at an average cost per share of $84.51.

4.	Debt

We entered into an Amended and Restated Credit Agreement dated as of December 17, 2007 (the “Restated Credit Agreement”) with a single lender (the “Lender”). The Restated Credit Agreement amends and restates in its entirety the Credit Agreement dated December 22, 2006 between us and the Lender (the “Prior Credit Agreement”). The Restated Credit Agreement provides for two lines of credit: one in the maximum principal amount of $50,000; and the other in the initial maximum principal amount of $100,000, but increasing to $110,000 on February 20, 2008. The $150,000 of borrowings outstanding under the Prior Credit Agreement were transferred to the lines of credit under the Restated Credit Agreement as of December 17, 2007. Borrowings under the Restated Agreement are used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by various education authorities that regulate us.

Both lines of credit under the Restated Credit Agreement mature on July 1, 2010. The borrowings under each line of credit may be secured or unsecured at our election, provided that we have not defaulted under the Restated Credit Agreement, in which case, any borrowings made on a secured basis must remain secured. Investments held in a pledged account serve as the collateral for any secured borrowings under the Restated Credit Agreement.

The Restated Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The availability of borrowings under the Restated Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include an absence of default by us, as defined in the Restated Credit Agreement, and that certain representations and warranties contained in the Restated Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of December 31, 2007.

Borrowings under the Restated Credit Agreement bear interest at the London Interbank Offered Rate (the “LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of December 31, 2007, the borrowings under the Restated Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 4.93% per annum. Approximately $157,950 of our investments served as collateral for the secured borrowings as of December 31, 2007.

We recognized $8,208 of interest expense on our borrowings in the year ended December 31, 2007 and $214 in the year ended December 31, 2006.

5.	Financial Aid Programs

We participate in various federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). Approximately 61% of our 2007 revenue, determined on a cash accounting basis as defined by the ED regulations, was indirectly derived from funds distributed under these programs.

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

6.	Investments

The following table sets forth how our investments were classified on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2007			2006
	Available- For-Sale	Held-to-Maturity	Total	Available- For-Sale	Held-to-Maturity	Total
Short-term investments	$303,360	--	$303,360	$185,535	$9,472	$195,007
Non-current investments	--	--	--	--	--	--
	$303,360	--	$303,360	$185,535	$9,472	$195,007

The following table sets forth the aggregate fair market value of our available-for-sale investments and aggregate amortized cost of our held-to-maturity investments as of the dates indicated:

	As of December 31,
	2007	2006
Available-for-Sale Investments:
Auction rate equity securities	$--	$21,300
Auction rate debt securities and
variable rate demand notes	303,360	164,235
	$303,360	$185,535
Held-to-Maturity Investments:
Marketable debt securities	$--	$9,472

We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the years ended December 31, 2007, 2006 and 2005. All income generated from those investments was recorded as interest income.

The following table sets forth the components of investment income included in interest income, net in the Consolidated Statements of Income for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Net realized gains on the sale of investments	$--	$63	$109
Interest income	10,566	8,288	8,826
Change in net unrealized holding (loss)	--	--	--
	$10,566	$8,351	$8,935

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale and held-to-maturity as of December 31, 2007:

Contractual Maturity	Available-for-Sale	Held-to-Maturity
Due within five years	$--	$--
Due after five years through ten years	39,735	--
Due after ten years	263,625	--
	$303,360	$--

7.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2007	2006
Furniture and equipment	$122,314	$116,447
Buildings and building improvements	87,924	78,281
Leasehold improvements	9,830	8,086
Software	9,653	15,544
Construction in progress	2,335	832
Land and land improvements	31,477	28,719
	263,533	247,909
Less: Accumulated depreciation	(104,319)	(91,668)
Accumulated amortization - Software	(5,949)	(7,830)
Property and equipment, net	$153,265	$148,411

Software includes purchased and internally developed software.

The following table sets forth the amortization expense for software and the depreciation and amortization expense for furniture and equipment, buildings and building improvements and leasehold improvements for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Amortization expense	$3,682	$3,808	$2,147
Depreciation and amortization expense	$19,567	$17,833	$15,672

8.	Income Taxes

The following table sets forth the components of the provision for income taxes for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Current income tax expense:
U.S. federal	$85,282	$62,464	$51,108
State and local	14,349	10,606	8,239
Total	99,631	73,070	59,347
Deferred income tax expense (benefit):
U.S. federal	(5,669)	(1,546)	4,365
State and local	(1,068)	(413)	867
Total	(6,737)	(1,959)	5,232
Total provision for income taxes	$92,894	$71,111	$64,579

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2007	2006
Direct marketing costs	($8,027)	($8,441)
Capitalized software	(1,446)	(3,018)
Deferral of book costs	(1,521)	(1,601)
Property and equipment	(2,485)	(3,150)
Pension	(5,233)	(2,564)
Other	(423)	(474)
Gross deferred tax liabilities	($19,135)	($19,248)

Deferred revenue	2,200	1,941
Accounts receivable	2,099	851
Legal accrual	1,132	980
Compensation and benefits	2,978	2,945
Stock-based compensation	2,721	883
Operating leases	1,897	1,997
Other	1,772	709
Gross deferred tax assets	$14,799	$10,306

Net deferred income tax (liability)	($4,336)	($8,942)

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income for the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5%	3.6%	3.4%
Other	(0.5%)	(1.1%)	(1.3%)
Effective income tax rate	38.0%	37.5%	37.1%

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

Year Ended December 31, 2007
Balance as of January 1	$6,820
Prior year tax positions	--
Current year tax positions	3,050
Settlements with taxing authorities	(1,084)
Lapse of statute of limitations	(222)
Balance as of December 31	$8,564

The amount of unrecognized tax benefits that, if recognized, would have affected our effective tax rate as of December 31, 2007 was $6,913. We do not expect the amount of our unrecognized tax benefits to significantly increase or decrease during the next 12 months. As of December 31, 2007, we had $666 accrued for the payment of interest and penalties related to unrecognized tax benefits in our Consolidated Balance Sheet. In the year ended December 31, 2007, the amount of interest expense and penalties related to our unrecognized tax benefits that we recognized in our Consolidated Statement of Income was not material.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of December 31, 2007, we were no longer subject to federal, state or local income tax examinations for tax years prior to 2004, except in eight states where we are still subject to income tax examinations for tax years 2000 through 2003.

9.	Employee Benefit Plans

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

Our accumulated benefit obligation was $54,276 at December 31, 2007 and $54,743 at December 31, 2006.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2007	2006
Projected benefit obligation at beginning of year	$54,743	$59,169
Service cost	--	1,670
Actuarial (gain) loss	(815)	689
Interest cost	3,080	3,005
Benefits paid	(2,732)	(2,372)
Plan amendments	--	(7,418)
Projected benefit obligation at end of year	$54,276	$54,743
Fair value of plan assets at end of year	67,159	61,364
Funded status at end of year	$12,883	$6,621

The following table sets forth the change in plan assets for the periods indicated:

	Year Ended December 31,
	2007	2006
Fair value of plan assets at beginning of year	$61,364	$44,789
Actual return on plan assets	8,527	3,947
Employer contributions	--	15,000
Benefits paid	(2,732)	(2,372)
Fair value of plan assets at end of year	$67,159	$61,364

The following table sets forth the fair value of total plan assets by major asset category as of the measurement date used for the periods indicated:

	Year Ended December 31,
	2007		2006
	Amount	Percent	Amount	Percent
Cash and cash equivalents	$530	1%	$420	1%
Mutual funds	37,980	56%	37,426	61%
Common stocks	28,001	42%	22,382	36%
Foreign equities	648	1%	1,136	2%
Total	$67,159	100%	$61,364	100%

We adopted the recognition provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. Retrospective application of SFAS No. 158 is not permitted and, therefore, prior period balances and activity related to the ESI Pension Plan and ESI Excess Pension Plan have not been changed.

          The following table sets forth the amounts recognized in our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2007	2006
Current assets	$--	$--
Non-current assets	14,756	8,277
Current (liabilities)	(1,508)	--
Non-current (liabilities)	(365)	(1,656)
Total	$12,883	$6,621

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2007	2006
Net actuarial (loss)	($5,621)	($10,748)
Income tax benefit	2,204	4,215
Total accumulated other comprehensive (loss)	($3,417)	($6,533)

The following table sets forth the components of net periodic pension cost (benefit) for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Service cost	$--	$1,670	$6,935
Interest cost	3,080	3,005	2,848
Expected return on assets	(4,793)	(4,443)	(3,247)
Recognized net actuarial loss	578	823	1,425
Amortization of prior service cost	--	(22)	(88)
Net periodic benefit cost	($1,135)	$1,033	$7,873
FAS 88 curtailment (gain)	--	(684)	--
Total net periodic pension cost (benefit)	($1,135)	$349	$7,873

During 2008, we do not expect to recognize any net actuarial loss or prior service cost in accumulated other comprehensive income as components of net periodic pension cost.

The weighted-average assumptions used to determine benefit obligations as of September 30, 2007 and 2006 are as follows:

	2007	2006
Discount rate	6.00%	5.75%
Rate of compensation increase	N/A	4.50%

The weighted-average assumptions used to determine net periodic pension cost in the years ended September 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	4.50%	4.50%

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans, as permitted under Paragraph 26 of SFAS No. 87, “Employers’ Accounting for Pensions.”

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2008	$3,300
Fiscal 2009	$3,800
Fiscal 2010	$3,200
Fiscal 2011	$4,600
Fiscal 2012	$4,600
Fiscal 2013 - 2017	$17,600

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

We made no contribution to the ESI Pension Plan in 2007 and do not expect to make any contribution to the ESI Pension Plan in 2008.

During 2006, prior to adopting SFAS No. 158, we decreased our minimum pension liability by $9,899 as a result of:

•	funding the ESI Pension Plan with a $15,000 contribution; and
•	refinements made to our future expected benefit payment assumptions due to freezing the ESI Pension Plan and ESI Excess Pension Plan.

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

Our ESI Excess Savings Plan, a nonqualified, unfunded deferred compensation plan, covers a select group of our management. The plan provided for salary deferral of contributions that the participants were unable to make under the ESI 401(k) Plan and our contributions that cannot be paid under the ESI 401(k) Plan due to federal statutory limits on the amount that an employee can contribute under a defined contribution plan. Effective for plan years beginning on and after January 1, 2008, we froze the ESI Excess Savings Plan, such that employees may no longer make salary deferrals and we will no longer make contributions under the ESI Excess Savings Plan. Amounts previously credited to an employee under the ESI Excess Savings Plan will, however, continue to accrue interest in accordance with the terms of the ESI Excess Savings Plan until those amounts are distributed pursuant to the plan’s terms.

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were:

•	$3,583 in the year ended December 31, 2007;
•	$3,836 in the year ended December 31, 2006; and
•	$3,761 in the year ended December 31, 2005.

10.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2007, the total face amount of those surety bonds was approximately $19,600.

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

Lease Commitments. We lease our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 16 years and we expect that:

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

Rent expense under our operating leases was:

•	$29,114 in the year ended December 31, 2007;
•	$27,866 in the year ended December 31, 2006; and
•	$30,038 in the year ended December 31, 2005.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows:

2008	$31,696
2009	30,452
2010	21,838
2011	17,234
2012	14,233
2013 and thereafter	21,110
$136,563

Future minimum rental payments related to equipment leases are not significant.

11.	Guarantees

In October 2007, we entered into a risk sharing agreement (“RSA”) with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. Our obligations under the RSA will remain in effect until all private education loans made under the RSA are paid in full or charged off by the lender. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the RSA that we pay to the lender pursuant to our guarantee obligation. The RSA was terminated effective February 22, 2008, such that no private education loans will be made under the RSA after that date.

The RSA requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured as of December 31 in each year. If we are not in compliance with those ratios at any measurement date, we are obligated to provide the lender with a letter of credit in an amount based on a percentage of the outstanding private education loans under the RSA that have not been paid in full or charged off from time to time. We were in compliance with the covenants as of December 31, 2007.

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

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the RSA. Our recorded liability related to the RSA as of December 31, 2007 was not material.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007
(Amounts in thousands)

	Balance at	Charged		Balance
	Beginning	to		at End of
Description	of Period	Expenses	Write-offs	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2007	$2,181	$18,599	($15,402)	$5,378
Year Ended December 31, 2006	$1,118	$10,862	($9,799)	$2,181
Year Ended December 31, 2005	$1,518	$10,679	($11,079)	$1,118

ITT EDUCATIONAL SERVICES, INC.
QUARTERLY FINANCIAL RESULTS
FOR 2007 AND 2006
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2007
Revenue	$204,170	$216,982	$217,932	$230,424	$869,508
Cost of educational services	90,770	90,581	88,822	88,428	358,601
Student services and administrative expenses	69,293	68,725	66,192	64,666	268,876
Operating income	44,107	57,676	62,918	77,330	242,031
Interest income	2,949	2,800	2,432	2,566	10,747
Interest (expense)	(2,105)	(2,080)	(2,119)	(1,988)	(8,292)
Income before provision for income taxes	44,951	58,396	63,231	77,908	244,486
Provision for income taxes	17,354	22,538	23,563	29,439	92,894
Net income	$27,597	$35,858	$39,668	$48,469	$151,592
Earnings per share:
Basic	$0.67	$0.89	$0.99	$1.22	$3.77
Diluted	$0.66	$0.87	$0.98	$1.20	$3.71
2006
Revenue	$176,315	$185,569	$189,667	$206,213	$757,764
Cost of educational services	90,404	92,514	84,554	89,379	356,851
Student services and administrative expenses	56,112	56,465	53,969	53,274	219,820
Special legal and other investigation costs (a)	(430)	--	--	--	(430)
Operating income	30,229	36,590	51,144	63,560	181,523
Interest income	2,558	2,053	1,752	2,081	8,444
Interest (expense)	(51)	(43)	(12)	(234)	(340)
Income before provision for income taxes	32,736	38,600	52,884	65,407	189,627
Provision for income taxes	12,262	14,489	19,832	24,528	71,111
Net income	$20,474	$24,111	$33,052	$40,879	$118,516
Earnings per share:
Basic	$0.46	$0.56	$0.79	$0.99	$2.77
Diluted	$0.45	$0.55	$0.77	$0.97	$2.72

(a)

Reduction of accrued estimated legal and other investigation costs associated with a U.S. Department of Justice (“DOJ”) investigation that was closed without any action being taken by the DOJ and a shareholder derivative lawsuit filed against us and certain of our current and former executive officers and Directors as a result of the DOJ investigation that has been dismissed with prejudice.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

By: /s/ Kevin M. Modany

Dated: February 21, 2008	Kevin M. Modany

Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Modany	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2008
Kevin M. Modany

/s/ Daniel M. Fitzpatrick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2008
Daniel M. Fitzpatrick

/s/ John F. Cozzi	Director	February 21, 2008
John F. Cozzi

/s/ John E. Dean	Director	February 21, 2008
John E. Dean

/s/ James D. Fowler, Jr.	Director	February 21, 2008
James D. Fowler, Jr.

/s/ Joanna T. Lau	Director	February 21, 2008
Joanna T. Lau

/s/ Thomas I. Morgan	Director	February 21, 2008
Thomas I. Morgan

/s/ Samuel L. Odle	Director	February 21, 2008
Samuel L. Odle

/s/ Vin Weber	Director	February 21, 2008
Vin Weber

/s/ John A. Yena	Director	February 21, 2008
John A. Yena

S - 1

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	(1) Restated Certificate of Incorporation, as Amended to Date
3.2	(2) Restated By-Laws, as Amended to Date
10.4	(3) Trade Name and Service Mark License Agreement between ITT/ESI and ITT
10.8	*(4) 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.11	(5) Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation
10.14	*(6) Restated ESI 401(k) Plan
10.15	* ESI Excess Savings Plan – 2008 Restatement
10.18	(7) First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation
10.19	* ESI Excess Pension Plan – 2008 Restatement
10.20	*(8) 1999 Outside Directors Stock Option Plan
10.21	* ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement
10.22	* ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement
10.24	(9) Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)
10.26	* (10) ITT Educational Services, Inc. Senior Executive Severance Plan
10.37	* (11) First Amendment to the 1999 Outside Directors Stock Option Plan
10.38	* (11) First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.42	* (12) Second Amendment to the 1999 Outside Directors Stock Option Plan
10.44	* (13) 1999 Outside Directors Stock Option Plan-Form of Non-Qualified Stock Option Agreement
10.45	* (13) 1997 ITT Educational Services, Inc. Incentive Stock Plan-Form of Nonqualified Stock Option Award Agreement
10.47	* (14) Third Amendment to the 1999 Outside Directors Stock Option Plan

S - 2

10.48	* Summary of Certain Director and Executive Compensation
10.52	* (15) 1997 ITT Educational Services, Inc. Incentive Stock Plan – Form of Nonqualified Stock Option Award Agreement for November 2, 2005 Award to Executives
10.53	* (16) Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.54	* (17) Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.55	* (18) 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.56	* (19) Restated ESI Pension Plan, as Amended to Date
10.57	* (17) First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.58	* (17) Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.59	* (2) Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.61	* (2) Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.62	(20) Amended and Restated Credit Agreement, dated as of December 17, 2007, between ITT Educational Services, Inc. and JPMorgan Chase Bank, N.A.
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

________

*The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2005 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2007 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1994 Annual Report on Form 10-K is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to ITT/ESI's 2007 first fiscal quarter report on Form 10-Q is incorporated herein by reference.

S - 3

(7)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 Annual Report on Form 10-K is incorporated herein by reference.
(8)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.
(9)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(10)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2007 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(11)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(12)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(13)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(14)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 25, 2005 is incorporated herein by reference.
(15)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated October 28, 2005 is incorporated herein by reference.
(16)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2006 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(17)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2006 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(18)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated May 9, 2006 is incorporated herein by reference.
(19)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2006 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(20)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated December 17, 2007 is incorporated herein by reference.
S - 4