Form 10-Q
period 2008-03-31
ITT EDUCATIONAL SERVICES INC
filed 2008-04-24
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

38,829,944

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2008

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2008

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2008 and 2007 (unaudited) and

December 31, 2007

Condensed Consolidated Statements of Income (unaudited) for the three months ended

March 31, 2008 and 2007

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended

March 31, 2008 and 2007

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended

March 31, 2008 and 2007 (unaudited) and the year ended December 31, 2007

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	March 31, 2008	December 31, 2007	March 31, 2007
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,013	$7,228	$8,012
Short-term investments	212,085	303,360	341,460
Accounts receivable, net	15,072	15,132	9,858
Deferred income taxes	8,314	7,418	7,486
Prepaid expenses and other current assets	13,647	16,685	13,397
Total current assets	346,131	349,823	380,213

Property and equipment, net	156,568	153,265	149,207
Direct marketing costs, net	21,304	20,567	21,560
Other assets	17,906	17,298	9,354
Total assets	$541,909	$540,953	$560,334

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$56,804	$45,120	$56,358
Accrued compensation and benefits	23,319	16,137	11,273
Accrued income taxes	24,135	6,028	8,015
Other accrued liabilities	11,123	11,512	11,587
Deferred revenue	203,648	213,127	205,770
Total current liabilities	319,029	291,924	293,003

Long-term debt	150,000	150,000	150,000
Deferred income taxes	11,013	11,754	12,822
Other liabilities	18,171	16,717	12,869
Total liabilities	498,213	470,395	468,694

Shareholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	129,225	127,017	96,537
Retained earnings	573,876	531,363	474,345
Accumulated other comprehensive (loss)	(3,417)	(3,417)	(6,448)
Treasury stock, 15,238,960, 14,375,582
and 13,344,700 shares, at cost	(656,529)	(584,946)	(473,335)
Total shareholders' equity	43,696	70,558	91,640
Total liabilities and shareholders' equity	$541,909	$540,953	$560,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$234,850	$204,170
Costs and expenses:
Cost of educational services	92,025	90,770
Student services and administrative expenses	74,126	69,293
Total costs and expenses	166,151	160,063
Operating income	68,699	44,107
Interest income	2,033	2,949
Interest (expense)	(1,519)	(2,105)
Income before provision for income taxes	69,213	44,951
Provision for income taxes	26,581	17,354
Net income	$42,632	$27,597

Earnings per share:
Basic	$1.09	$0.67
Diluted	$1.08	$0.66

Weighted average shares outstanding:
Basic	39,201	40,915
Diluted	39,513	41,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$42,632	$27,597
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	5,494	6,641
Provision for doubtful accounts	6,933	4,641
Deferred income taxes	(1,637)	(3,606)
Excess tax benefit from stock option exercises	(33)	(11,050)
Stock-based compensation expense	2,175	1,975
Changes in operating assets and liabilities:
Restricted cash	6,017	(6)
Accounts receivable	(6,873)	(5,132)
Direct marketing costs, net	(737)	68
Accounts payable	11,681	8,410
Accrued income taxes	18,141	12,499
Other operating assets and liabilities	4,722	(1,274)
Deferred revenue	(9,479)	3,608
Net cash flows from operating activities	79,036	44,371

Cash flows from investing activities:
Facility expenditures and land purchases	(6,293)	(4,918)
Capital expenditures, net	(2,504)	(2,519)
Proceeds from sales and maturities of investments	291,375	590,817
Purchase of investments	(200,100)	(737,270)
Net cash flows from investing activities	82,478	(153,890)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	33	11,050
Proceeds from exercise of stock options	41	9,625
Repurchase of common stock	(71,803)	(65,049)
Net cash flows from financing activities	(71,729)	(44,374)

Net change in cash and cash equivalents	89,785	(153,893)

Cash and cash equivalents at beginning of period	7,228	161,905

Cash and cash equivalents at end of period	$97,013	$8,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2006	54,069	$541	$83,329	$471,848	($6,533)	(13,029)	($445,240)	$103,945
Effect of adoption of FIN No. 48				2,169				2,169
Balance as of January 1, 2007	54,069	541	83,329	474,017	(6,533)	(13,029)	(445,240)	106,114
For the three months ended March 31, 2007 (unaudited):
Net income				27,597				27,597
Other comprehensive income:
Amortization of pension loss, net of income tax					85			85
Comprehensive income								27,682
Exercise of stock options				(27,269)		494	36,894	9,625
Tax benefit from exercise of stock options			11,233					11,233
Stock-based compensation			1,975					1,975
Common shares repurchased						(810)	(65,049)	(65,049)
Issuance of shares for Directors’ compensation						1	60	60
Balance as of March 31, 2007	54,069	541	96,537	474,345	(6,448)	(13,344)	(473,335)	91,640
For the nine months ended December 31, 2007 (unaudited):
Net income				123,995				123,995
Other comprehensive income:
Amortization of pension loss, net of tax					266			266
Net actuarial pension gain					2,765			2,765
Comprehensive income								127,026
Exercise of stock options			(77)	(66,977)		820	88,431	21,377
Tax benefit from exercise of stock options			27,355					27,355
Common shares repurchased						(1,849)	(199,945)	(199,945)
Stock-based compensation			3,125					3,125
Restricted stock awards and shares tendered for taxes			77			(2)	(97)	(20)
Balance as of December 31, 2007	54,069	541	127,017	531,363	(3,417)	(14,375)	(584,946)	70,558
For the three months ended March 31, 2008 (unaudited):
Net income				42,632				42,632
Other comprehensive income					--			--
Comprehensive income								42,632
Exercise of stock options				(94)		2	135	41
Tax benefit from exercise of stock options			33					33
Common shares repurchased						(865)	(71,803)	(71,803)
Stock-based compensation			2,175					2,175
Issuance of shares for Directors’ compensation				(25)		1	85	60
Balance as of March 31, 2008	54,069	$541	$129,225	$573,876	($3,417)	(15,237)	($656,529)	$43,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of March 31, 2008, we were offering master, bachelor and associate degree programs to more than 54,000 students. As of March 31, 2008, we had 100 institutes and nine learning sites located in 34 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED"). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries' accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2007 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2007.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we revised the classification for losses from the sale of treasury stock. Our March 31, 2007 retained earnings balance decreased and capital surplus balance increased by $63,616 from those balances reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 to conform to this revised classification. The revised classification did not have an effect on our total shareholders’ equity, results of operations or cash flows.

2.	Summary of Certain Accounting Policies

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on January 1, 2008. This pronouncement did not have any effect on our condensed consolidated financial statements, because we did not elect the fair value methodology under SFAS No. 159 for any of our financial instruments or other items that are not currently required to be measured at fair value.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities measured on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will apply this provision of SFAS No. 157 beginning on January 1, 2009. We do not expect it to have a material effect on our consolidated financial statements, because we do not have any nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value.

SFAS No. 157 defines fair value for financial reporting as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value measurement of our financial assets utilized assumptions categorized as observable inputs under SFAS No. 157. Observable inputs are assumptions based on independent market data sources.

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2008:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of 3/31/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-sale securities	$212,085	$212,085	$--	$--

We used quoted prices in active markets to value our available-for-sale securities.

3.	New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We have not determined the effect that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Also in December 2007, the FASB revised and replaced SFAS No. 141, “Business Combinations,” with SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination. SFAS No. 141(R) will apply to any of our business combinations or acquisitions after December 31, 2008.

In November 2007, FASB’s Emerging Issues Task Force (“EITF”) issued EITF 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and will be adopted by us no later than December 31, 2008. We have estimated the effect that the transition to a fiscal year-end measurement date will have on our pension amounts based on measurements determined for the prior fiscal year-end reporting. The change will be recorded in retained earnings in the fourth quarter of 2008 and will not have a material impact on our consolidated financial statements.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense	$2,175	$1,975
Income tax (benefit)	($837)	($760)

We did not capitalize any stock-based compensation cost in the three months ended March 31, 2008 or 2007.

As of March 31, 2008, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $13,951, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.5 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2008
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,468,993	$50.25	$73,816
Granted	162,543	$88.38	14,366
Forfeited	(3,334)	$61.19	(204)
Exercised	(1,700)	$24.12	(41)
Expired	(6,000)	$10.83	(65)
Outstanding at end of period	1,620,502	$54.23	$87,872	5.4 years	$--
Exercisable at end of period	1,239,120	$45.47	$56,349	4.9 years	$564

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on March 31, 2008, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2008	2007
Shares subject to stock options granted	162,543	157,080
Weighted average grant date fair value	$37.49	$28.50
Shares subject to stock options exercised	1,700	493,767
Intrinsic value of stock options exercised	$86	$29,223
Proceeds received from stock options exercised	$41	$9,625
Tax benefits realized from stock options exercised	$33	$11,233

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	2.7%	4.8%
Expected lives (in years)	4.0	4.7
Volatility	53%	35%
Dividend yield	None	None

The following table sets forth the number of shares of restricted stock and the restricted stock units ("RSUs") that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2008
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	22,672	$61.02	58,097	$84.40
Granted	--	--	29,726	88.10
Forfeited	(781)	58.30	(2,863)	83.34
Vested	--	--	--	--
Unvested at end of period	21,891	$61.12	84,960	$85.73

5.	Stock Repurchases

As of March 31, 2008, 4,156,800 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended March 31,
	2008	2007
Number of shares	865,000	809,900
Total cost	$71,803	$65,049
Average price per share	$83.01	$80.32

6.	Debt

On December 17, 2007, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a single lender to borrow up to $160,000 under two revolving credit facilities: one in the maximum principal amount of $50,000; and the other in the maximum principal amount of $110,000. We can borrow under the credit facilities on either a secured or unsecured basis. The Credit Agreement matures on July 1, 2010.

Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of March 31, 2008, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 2.75% per annum. Approximately $157,950 of our investments served as collateral for the secured borrowings as of March 31, 2008.

We recognized interest expense on our borrowings under the Credit Agreement in the amount of $1,467 during the three months ended March 31, 2008 and $2,106 during the three months ended March 31, 2007.

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	March 31, 2008			December 31, 2007			March 31, 2007
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$212,085	$--	$212,085	$303,360	$--	$303,360	$332,005	$9,455	$341,460
Non-current investments	--	--	--	--	--	--	- -	--	--
	$212,085	$--	$212,085	$303,360	$--	$303,360	$332,005	$9,455	$341,460

The following table sets forth the aggregate fair market value of our available-for-sale investments and aggregate amortized cost of our held-to-maturity investments as of the dates indicated:

	As of:
	March 31, 2008	December 31, 2007	March 31, 2007
Available-for-Sale Investments:
Auction rate debt securities	$--	$130,575	$92,870
Variable rate demand notes	$212,085	$172,785	$239,135
	$212,085	$303,360	$332,005
Held-to-Maturity Investments:
Marketable debt securities	$--	$--	$9,455

We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the three months ended March 31, 2008 and 2007. All income generated from those investments was recorded as interest income. The interest income recognized from our investments in the periods indicated was as follows:

Three Months Ended March 31,
2008	2007
$2,030	$2,943

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of March 31, 2008:

Contractual Maturity	Available-for-Sale
Due within five years	$ 6,900
Due after five years through ten years	28,235
Due after ten years	176,950
$212,085

8.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	39,201	40,915
Shares assumed issued (less shares assumed purchased for treasury)
for stock-based compensation	312	675
Outstanding shares for diluted
earnings per share calculation	39,513	41,590

A total of 420,583 shares for the three months ended March 31, 2008 and 171,000 shares for the three months ended March 31, 2007 have been excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

9.	Employee Pension Benefits

The following table sets forth the components of net periodic pension cost (benefit) of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months
	Ended March 31,
	2008	2007
Interest cost	$800	$769
Expected return on assets	(1,313)	(1,202)
Recognized net actuarial loss	--	138
Net periodic pension (benefit)	($513)	($295)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost or amortization of prior service cost have been included in the net periodic pension benefit.

We made no contributions to the ESI Pension Plan during the three months ended March 31, 2008 and 2007. We do not expect to make any contributions to the ESI Pension Plan in 2008.

10.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2008, the total face amount of those surety bonds was approximately $20,947.

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

Guarantees. In October 2007, we entered into a risk sharing agreement (“RSA”) with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. Our obligations under the RSA will remain in effect until all private education loans made under the RSA are paid in full or charged off by the lender. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the RSA that we pay to the lender pursuant to our guarantee obligation. The RSA was terminated effective February 22, 2008, such that no private education loans have been made under the RSA after that date.

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

The maximum potential future payments that we could be required to make pursuant to our guarantee obligation under the RSA are affected by:

•	the amount of the private education loans made under the RSA;
•	the fact that those loans consist of a large number of loans of individually immaterial amounts;
•	the interest and fees associated with those loans;
•	the repayment performance of those loans; and
•	when during the life of those loans they are charged off.

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the RSA. Our recorded liability related to the RSA as of March 31, 2008 was not material.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC for discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;
•	nature of capital additions;
•	seasonality of revenue;
•	components of income statement captions;
•	federal regulations regarding:
• timing of receipt of funds from the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”);
• percentage of applicable revenue that may be derived from the Title IV Programs;
• return of Title IV Program funds for withdrawn students; and
• default rates;
•	private loan programs;
•	investments; and
•	repurchase of shares of our common stock.

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions.

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of March 31, 2008, we were offering master, bachelor and associate degree programs to more than 54,000 students. As of March 31, 2008, we had 100 institutes and nine learning sites of those institutes located in 34 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the first quarter of 2008, we began operations at three new institutes. We plan to begin operations at three to five additional locations in 2008. Our overall expansion plans include:

•	operating new institutes;
•	adding learning sites to existing institutes;
•	offering a broader range of both residence and online programs at our existing institutes; and

•	increasing the number of our institutes that offer bachelor degree programs.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the "Management's Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments, except as discussed below.

Fair Value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and financial liabilities measured on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities.

In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will apply this provision of SFAS No. 157 beginning on January 1, 2009. We do not expect it to have a material effect on our consolidated financial statements, because we do not have any nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value.

SFAS No. 157 defines fair value for financial reporting as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value measurement of our financial assets utilized assumptions categorized as observable inputs under SFAS No. 157. Observable inputs are assumptions based on independent market data sources.

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2008:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of 3/31/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(In thousands)
Available-for-sale securities	$212,085	$212,085	$--	$--

We used quoted prices in active markets to value our available-for-sale securities.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on January 1, 2008. This pronouncement did not have any effect on our condensed consolidated financial statements, because we did not elect the fair value methodology under SFAS No. 159 for any of our financial instruments or other items that are not currently required to be measured at fair value.

In March 2008, the FASB issued SFAS No. 161, which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We have not determined the effect that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Also in December 2007, the FASB revised and replaced SFAS No. 141 with SFAS No. 141(R), which establishes principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination. SFAS No. 141(R) will apply to any of our business combinations or acquisitions after December 31, 2008.

In November 2007, FASB’s EITF issued EITF 07-01, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, which requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and will be adopted by us no later than December 31, 2008. We have estimated the effect that the transition to a fiscal year-end measurement date will have on our pension amounts based on measurements determined for the prior fiscal year-end reporting. The change will be recorded in retained earnings in the fourth quarter of 2008 and will not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of educational services	39.2%	44.5%
Student services and administrative expenses	31.5%	33.9%
Operating income	29.3%	21.6%
Interest income, net	0.2%	0.4%
Income before provision for income taxes	29.5%	22.0%

The following table sets forth our total student enrollment as of the dates indicated:

	2008		2007
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	54,194	9.9%	49,295	12.4%
June 30	Not applicable	Not applicable	48,873	11.0%
September 30	Not applicable	Not applicable	53,675	11.5%
December 31	Not applicable	Not applicable	53,027	13.1%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated:

	2008		2007
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	13,844	8.7%	12,738	13.1%
June 30	Not applicable	Not applicable	12,043	3.2%
September 30	Not applicable	Not applicable	18,270	8.8%
December 31	Not applicable	Not applicable	11,542	13.1%
Total for the year	Not applicable	Not applicable	54,593	9.3%

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

The following table sets forth the rates of our students’ persistence for the periods indicated:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2006	75.8%	73.7%	71.2%	76.2%
2007	78.0%	74.7%	72.4%	77.3%
2008	76.1%	Not applicable	Not applicable	Not applicable

Changes that we made to how we deliver certain program courses, primarily those courses taught either entirely or partially online over the Internet, have impacted our students’ persistence over the past several years. Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach in residence on campus. Our students’ persistence decreased as a result of teaching certain courses online over the Internet. In the second quarter of 2006, we began modifying the academic qualifications for students to take online courses, which led to year-over-year improvements in persistence in each quarter of 2007 as compared to 2006. The decrease in the student persistence rate in the first quarter of 2008 compared to the same period in 2007 was primarily due to a change in our 2008 academic calendar, which eliminated a break in classes in the first quarter of 2008 compared to the first quarter of 2007. We believe that this change in the academic calendar resulted in approximately 500 additional student withdrawals occurring in the first quarter of 2008 than would have occurred if we had not changed the academic calendar.

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007. Revenue increased $30.7 million, or 15.0%, to $234.9 million in the three months ended March 31, 2008 compared to $204.2 million in the three months ended March 31, 2007, primarily due to:

•	a 13.1% increase in total student enrollment at December 31, 2007 compared to December 31, 2006; and
•	a 5.0% increase in tuition rates in March 2008 and March 2007.

The increase in revenue was partially offset by a 190 basis point reduction in our students' persistence to 76.1% for the three months ended March 31, 2008 compared to 78.0% for the three months ended March 31, 2007.

The increase in student enrollment was primarily due to:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2007;
•	new programs of study offered by our institutes; and
•	operating new institutes.

Cost of educational services increased $1.3 million, or 1.4%, to $92.0 million in the three months ended March 31, 2008 compared to $90.8 million in the three months ended March 31, 2007, primarily due to:

•	increased costs associated with operating new institutes and learning sites; and
•	the costs required to service the increased total student enrollment.

The increase in cost of educational services was almost fully offset by:

•	greater efficiencies in the operation of our institutes; and
•	lower amortization expense due to certain assets being fully amortized in 2007.

Cost of educational services as a percentage of revenue decreased 530 basis points to 39.2% in the three months ended March 31, 2008 compared to 44.5% in the three months ended March 31, 2007, primarily due to greater efficiencies in the operation of our institutes. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $4.8 million, or 7.0%, to $74.1 million in the three months ended March 31, 2008 compared to $69.3 million in the three months ended March 31, 2007. The principal causes of this increase included:

•	an 11.3% increase in certain media advertising costs to promote new locations and program offerings;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in bad debt expense.

Student services and administrative expenses decreased to 31.5% of revenue in the three months ended March 31, 2008 compared to 33.9% of revenue in the three months ended March 31, 2007, primarily due to certain media advertising costs increasing at a lower rate than the increase in revenue. Bad debt expense as a percentage of revenue increased to 3.0% in the three months ended March 31, 2008, compared to 2.3% in the three months ended March 31, 2007. We believe that our bad debt expense as a percentage of revenue will increase further during the remainder of 2008, primarily due to anticipated increases in internally funded student financing.

Operating income increased $24.6 million, or 55.8%, to $68.7 million in the three months ended March 31, 2008 compared to $44.1 million in the three months ended March 31, 2007. The operating margin increased to 29.3% in the three months ended March 31, 2008 compared to 21.6% in the three months ended March 31, 2007.

Interest income decreased $0.9 million, or 31.1%, to $2.0 million in the three months ended March 31, 2008 compared to $2.9 million in the three months ended March 31, 2007, primarily due to a decrease in investment returns as we adopted a revised investment strategy that focused on liquidity. Interest expense decreased $0.6 million, or 27.8%, to $1.5 million in the three months ended March 31, 2008 compared to $2.1 million in the three months ended March 31, 2007, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.4% in the three months ended March 31, 2008 compared to 38.6% in the three months ended March 31, 2007.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $97.0 million as of March 31, 2008 compared to $7.2 million as of December 31, 2007 and $8.0 million as of March 31, 2007. We also had short-term investments of $212.1 million as of March 31, 2008 compared to $303.4 million as of December 31, 2007 and $341.5 million as of March 31, 2007. The increase in our cash and cash equivalents and the decrease in our short-term investments as of March 31, 2008 compared to December 31, 2007, were primarily due to the execution of a revised investment strategy that focused on liquidity in response to uncertainty in the capital markets. In total, our cash and cash equivalents and short-term investments were $309.1 million as of March 31, 2008 compared to $310.6 million as of December 31, 2007.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $15.3 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $1.9 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of March 31, 2008.

We do not expect to make any contribution to the ESI Pension Plan in 2008.

Operations. Cash from operating activities increased $34.7 million to $79.0 million in the three months ended March 31, 2008 compared to $44.4 million in the three months ended March 31, 2007, primarily due to an increase in operating income and the timing of payroll payments, which was partially offset by delays in the receipt of certain student loan funds. See “—Student Financing Update” below for a discussion of the impact on our liquidity and cash flows from operations as a result of anticipated increases in internally funded student financing.

Accounts receivable less allowance for doubtful accounts was $15.1 million as of March 31, 2008 compared to $9.9 million as of March 31, 2007. Days sales outstanding was 5.8 days at March 31, 2008 and 4.3 days at March 31, 2007. Both increases were primarily due to delays in the receipt of certain student loan funds. We expect our days sales outstanding to increase further during the remainder of 2008, primarily due to anticipated increases in internally funded student financing.

Investing. In the three months ended March 31, 2008, we spent $1.5 million to purchase a parcel of land on which we intend to build a facility and $4.8 million to purchase, renovate, expand or construct buildings at 12 of our locations, compared to $4.9 million for similar expenditures at eight facilities in the three months ended March 31, 2007. In April 2008, we completed the purchase of a facility for approximately $2.8 million. We do not currently intend to purchase any additional properties or facilities during the remainder of 2008. Capital expenditures, excluding facility and land purchases and facility construction, totaled $2.5 million in the three months ended March 31, 2008 compared to $2.5 million in the three months ended March 31, 2007. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We plan to continue to upgrade and expand current facilities and equipment throughout the remainder of 2008. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 17, 2007, we entered into the Credit Agreement to borrow up to $160.0 million under two revolving credit facilities: one in the maximum principal amount of $50.0 million; and the other in the maximum principal amount of $110.0 million. The borrowings under the Credit Agreement were used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, the state education authorities that regulate our institutes and the accrediting agency that accredits our institutes.

Both lines of credit under the Credit Agreement mature on July 1, 2010. The borrowings under each line of credit may be secured or unsecured at our election, provided that we have not defaulted under the Credit Agreement, in which case, any borrowings made on a secured basis must remain secured. Investments held in a pledged account serve as the collateral for any secured borrowings under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of March 31, 2008, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 2.75% per annum. Approximately $158.0 million of our investments served as collateral for the secured borrowings as of March 31, 2008.

The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Credit Agreement, and that certain representations and warranties contained in the Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of March 31, 2008.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Number of shares	865,000	809,900
Total cost	$71,803	$65,049
Average price per share	$83.01	$80.32

The shares that remained available for repurchase under the Repurchase Program were 4,156,800 as of March 31, 2008. Due to our current focus on liquidity, at this time we do not anticipate that we will repurchase additional shares of our common stock under the Repurchase Program in the near future.

We believe that cash generated from operations and our investments will be adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future. We also believe that any reduction in cash and cash equivalents or investments that may result from their use to provide student financing, purchase facilities, construct facilities or repurchase shares of our common stock will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations.

Student Financing Update. As previously announced, in February 2008, the agreement between us and the primary provider of private education loans to our students was terminated. Although we continue to work with new lenders for them to provide private education loans to our students, the continuing and increasing tightening of the credit markets, along with the time required to integrate third-party lenders, has resulted in us providing increased internally funded financing to our students. We intend to maintain our current admission standards and to continue providing internally funded financing to our students who fail to qualify for private education loans made by third-party lenders.

We indirectly derived approximately 29% of our revenue in 2007, and approximately 34% of our revenue in 2006, from private education loan programs.  In 2008, we anticipate a decline in the percentage of our revenue that we indirectly derive from private loans, including internally funded student financing, but we cannot predict with certainty what that percentage will be due to the challenging lending environment and other variables. Further, we do not have sufficient data or experience with the new lending arrangements to reasonably estimate the percentage of our students who will not receive private loans from third-party lenders.  Accordingly, at this time, we cannot estimate the amount of internally funded financing that our students will require, in addition to other sources of financial aid, to finance the cost of their education.

The increased internally funded financing that we are providing to our students will negatively impact our liquidity and expose us to new and greater credit risk. Internally funded financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations in 2008. In addition, we have the risk of collection with respect to our internally funded financing, which we believe will cause us to increase our allowance for doubtful accounts in 2008 compared to prior year periods, and result in a significant increase in our bad debt expense as a percentage of revenue in 2008 compared to prior year periods. We believe that our bad debt expense as a percentage of revenue in 2008 will exceed the historical range of 1% to 3%. Increases in our bad debt expense in 2008 will result in increased student services and administrative expenses in 2008 compared to prior year periods.

Further, increases in internally funded financing will increase our accounts receivable and our days sales outstanding in 2008 compared to prior year periods. We believe that our days sales outstanding in 2008 will exceed the historical range of six to eight days.

In our experience so far in 2008, lenders have continued to make Title IV Program loans to our students. We have taken steps, however, to prepare our systems in the event that our students need to access the William D. Ford Federal Direct Loan Program for Title IV Program loans in the future.

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2008:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$140,830	$32,350	$54,102	$34,142	$20,236
Long-term debt, including scheduled interest payments	$159,279	$4,124	$155,155	$--	$--
Total	$300,109	$36,474	$209,257	$34,142	$20,236

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the amounts outstanding under the facilities as of March 31, 2008 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of March 31, 2008.

Off-Balance Sheet Arrangements

As of March 31, 2008, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 15 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2008, the total face amount of those surety bonds was approximately $20.9 million.

In October 2007, we entered into the RSA with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. The RSA was terminated effective February 22, 2008, such that no private education loans have been made under the RSA after that date. Our recorded liability related to the RSA as of March 31, 2008 was not material. Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligation under the RSA will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSA.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the return on our investments and the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Our investments consist primarily of marketable debt securities and variable rate demand notes. We estimate that the market risk associated with these investments can best be measured by a potential decrease in the fair value of these investments from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of marketable securities would not be material.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three months ended March 31, 2008.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our first fiscal quarter of 2008, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2008:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008 through January 31, 2008	90,000	$91.79	90,000	4,931,800
February 1, 2008 through February 29, 2008	775,000	81.99	775,000	4,156,800
March 1, 2008 through March 31, 2008	--	--	--	4,156,800
Total	865,000	$83.01	865,000

_____________________________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 4,156,800 as of March 31, 2008. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

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

Date: April 24, 2008

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2007 second fiscal quarter report on Form 10-Q)
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350