Form 10-Q
period 2008-06-30
ITT EDUCATIONAL SERVICES INC
filed 2008-07-24
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

     38,833,443

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2008

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2008

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

 Condensed Consolidated Balance Sheets as of June 30, 2008 and 2007 (unaudited) and
December 31, 2007

     Condensed Consolidated Statements of Income (unaudited) for the three and six months ended

     June 30, 2008 and 2007

     Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended

     June 30, 2008 and 2007

     Condensed Consolidated Statements of Shareholders’ Equity for the six months ended

     June 30, 2008 and 2007 (unaudited) and the year ended December 31, 2007

     Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	June 30, 2008	December 31, 2007	June 30, 2007
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,691	$7,228	$10,079
Short-term investments	170,500	303,360	290,285
Accounts receivable, net	29,198	15,132	9,930
Deferred income taxes	11,776	7,418	9,464
Prepaid expenses and other current assets	10,771	16,685	25,470
Total current assets	300,936	349,823	345,228

Property and equipment, net	162,987	153,265	151,309
Direct marketing costs, net	21,963	20,567	21,207
Other assets	18,675	17,298	11,304
Total assets	$504,561	$540,953	$529,048

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$--	$--	$21,429
Accounts payable	54,409	45,120	60,117
Accrued compensation and benefits	20,823	16,137	14,129
Accrued income taxes	5,443	6,028	--
Other accrued liabilities	13,198	11,512	12,110
Deferred revenue	138,338	213,127	192,392
Total current liabilities	232,211	291,924	300,177

Long-term debt	150,000	150,000	128,571
Deferred income taxes	10,818	11,754	11,855
Other liabilities	18,486	16,717	15,116
Total liabilities	411,515	470,395	455,719

Shareholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	131,389	127,017	110,082
Retained earnings	620,901	531,363	479,372
Accumulated other comprehensive (loss)	(3,417)	(3,417)	(6,364)
Treasury stock, 15,235,461, 14,375,582
and 13,702,384 shares, at cost	(656,368)	(584,946)	(510,302)
Total shareholders' equity	93,046	70,558	73,329
Total liabilities and shareholders' equity	$504,561	$540,953	$529,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$246,411	$216,982	$481,261	$421,152
Costs and expenses:
Cost of educational services	95,183	90,581	187,208	181,351
Student services and administrative expenses	74,910	68,725	149,036	138,018
Total costs and expenses	170,093	159,306	336,244	319,369
Operating income	76,318	57,676	145,017	101,783
Interest income	1,177	2,798	3,210	5,747
Interest (expense)	(1,057)	(2,078)	(2,576)	(4,183)
Income before provision for income taxes	76,438	58,396	145,651	103,347
Provision for income taxes	29,307	22,538	55,888	39,892
Net income	$47,131	$35,858	$89,763	$63,455

Earnings per share:
Basic	$1.21	$0.89	$2.30	$1.56
Diluted	$1.20	$0.87	$2.28	$1.53

Weighted average shares outstanding:
Basic	38,842	40,449	39,020	40,682
Diluted	39,167	41,110	39,339	41,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$47,131	$35,858	$89,763	$63,455
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,763	6,099	11,257	12,740
Provision for doubtful accounts	9,685	5,349	16,618	9,990
Deferred income taxes	(3,666)	(2,945)	(5,303)	(6,551)
Excess tax benefit from stock option exercises	(54)	(12,224)	(87)	(23,274)
Stock-based compensation expense	1,928	1,196	4,103	3,171
Changes in operating assets and liabilities:
Restricted cash	(159)	(7)	5,858	(13)
Accounts receivable	(23,811)	(5,421)	(30,684)	(10,553)
Direct marketing costs, net	(659)	353	(1,396)	421
Accounts payable	(2,395)	3,730	9,286	12,169
Accrued income taxes	(18,626)	(5,259)	(485)	7,239
Other operating assets and liabilities	2,160	1,316	6,882	14
Deferred revenue	(65,310)	(13,378)	(74,789)	(9,770)
Net cash flows from operating activities	(48,013)	14,667	31,023	59,038

Cash flows from investing activities:
Facility expenditures and land purchases	(6,896)	(3,778)	(13,189)	(8,696)
Capital expenditures, net	(5,286)	(4,423)	(7,790)	(6,942)
Proceeds from sales and maturities of investments	180,430	593,489	471,805	1,184,306
Purchase of investments	(138,845)	(542,314)	(338,945)	(1,279,584)
Net cash flows from investing activities	29,403	42,974	111,881	(110,916)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	54	12,224	87	23,274
Proceeds from exercise of stock options	234	7,916	275	17,541
Repurchase of common stock	--	(75,714)	(71,803)	(140,763)
Net cash flows from financing activities	288	(55,574)	(71,441)	(99,948)

Net change in cash and cash equivalents	(18,322)	2,067	71,463	(151,826)

Cash and cash equivalents at beginning of period	97,013	8,012	7,228	161,905

Cash and cash equivalents at end of period	$78,691	$10,079	$78,691	$10,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2006	54,069	$541	$83,329	$471,848	($6,533)	(13,029)	($445,240)	$103,945
Effect of adoption of FIN No. 48				2,169				2,169
Balance as of January 1, 2007	54,069	541	83,329	474,017	(6,533)	(13,029)	(445,240)	106,114
For the six months ended June 30, 2007 (unaudited):
Net income				63,455				63,455
Other comprehensive income:
Amortization of pension loss, net of income tax					169			169
Comprehensive income								63,624
Exercise of stock options				(58,100)		856	75,641	17,541
Tax benefit from exercise of stock options			23,582					23,582
Stock-based compensation			3,171					3,171
Common shares repurchased						(1,530)	(140,763)	(140,763)
Issuance of shares for Directors’ compensation						1	60	60
Balance as of June 30, 2007	54,069	541	110,082	479,372	(6,364)	(13,702)	(510,302)	73,329
For the six months ended December 31, 2007 (unaudited):
Net income				88,137				88,137
Other comprehensive income:
Amortization of pension loss, net of tax					182			182
Net actuarial pension gain					2,765			2,765
Comprehensive income								91,084
Exercise of stock options			(77)	(36,146)		458	49,684	13,461
Tax benefit from exercise of stock options			15,006					15,006
Stock-based compensation			1,929					1,929
Common shares repurchased						(1,129)	(124,231)	(124,231)
Restricted stock cancellations and shares tendered for taxes			77			(2)	(97)	(20)
Balance as of December 31, 2007	54,069	541	127,017	531,363	(3,417)	(14,375)	(584,946)	70,558
For the six months ended June 30, 2008 (unaudited):
Net income				89,763				89,763
Other comprehensive income								--
Comprehensive income								89,763
Exercise of stock options				(200)		7	475	275
Tax benefit from exercise of stock options			90					90
Stock-based compensation			4,103					4,103
Common shares repurchased						(865)	(71,803)	(71,803)
Issuance of shares for Directors’ compensation				(25)		1	85	60
Restricted stock cancellations			179			(3)	(179)	--
Balance as of June 30, 2008	54,069	$541	$131,389	$620,901	($3,417)	(15,235)	($656,368)	$93,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of June 30, 2008, we were offering master, bachelor and associate degree programs to more than 54,000 students. As of June 30, 2008, we had 102 institutes and nine learning sites located in 35 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED"). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we revised the classification for losses from the sale of treasury stock. Our June 30, 2007 retained earnings balance decreased and capital surplus balance increased by $94,447 from those balances reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 to conform to this revised classification. The revised classification did not have an effect on our total shareholders’ equity, results of operations or cash flows.

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

During the second quarter of 2008, we extended larger amounts of unsecured credit to our students due to a decrease in private education loans made to our students by third-party lenders. We categorized these receivables based on the credit profiles of our students and recorded an allowance for doubtful accounts based on our historical collection experience related to amounts owed by students with similar credit profiles.

If our collection trends were to differ significantly from our historical collection experience, we would make a corresponding adjustment to our allowance for doubtful accounts. We write off the accounts receivable due from former students when we conclude that collection is not probable.

Fair Value. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on January 1, 2008. This pronouncement did not have any effect on our condensed consolidated financial statements, because we did not elect the fair value methodology under SFAS No. 159 for any of our financial instruments or other items that are not currently required to be measured at fair value.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities measured on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2008:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of 6/30/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-sale securities	$170,500	$170,500	$--	$--

We used quoted prices in active markets to value our available-for-sale securities.

3.	New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”), which clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Also in May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). The SEC has not yet approved the amendments to AU Section 411. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense	$1,928	$1,196	$4,103	$3,171
Income tax (benefit)	($742)	($460)	($1,579)	($1,220)

We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2008 or 2007.

As of June 30, 2008, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $13,298, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.3 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30 , 2008
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,468,993	$50.25	$73,816
Granted	177,543	$86.83	15,416
Forfeited	(3,334)	$61.19	(204)
Exercised	(7,283)	$37.76	(275)
Expired	(6,000)	$10.83	(65)
Outstanding at end of period	1,629,919	$54.41	$88,688	5.1 years	$45,992
Exercisable at end of period	1,271,382	$46.24	$58,790	4.6 years	$46,264

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on June 30, 2008, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares subject to stock options granted	15,000	74,282	177,543	231,362
Weighted average grant date fair value	$29.71	$29.92	$36.83	$29.11
Shares subject to stock options exercised	5,583	362,316	7,283	856,083
Intrinsic value of stock options exercised	$171	$32,177	$257	$61,400
Proceeds received from stock options exercised	$234	$7,916	$275	$17,541
Tax benefits realized from stock options exercised	$57	$12,388	$90	$23,582

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rates	2.7%	4.5%	2.7%	4.5% - 4.8%
Expected lives (in years)	4.0	4.7	4.0	4.7
Volatility	53%	35%	53%	35%
Dividend yield	None	None	None	None

The following table sets forth the number of shares of restricted stock and the restricted stock units ("RSUs") that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2008
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	22,672	$61.02	58,097	$84.40
Granted	--	--	43,207	81.30
Forfeited	(2,865)	59.91	(5,038)	84.59
Vested	--	--	--	--
Unvested at end of period	19,807	$61.18	96,266	$83.00

5.	Stock Repurchases

     As of June 30, 2008, 4,156,800 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Number of shares	--	720,000	865,000	1,529,900
Total cost	$--	$75,714	$71,803	$140,763
Average price per share	$--	$105.16	$83.01	$92.01

6.	Debt

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

Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of June 30, 2008, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 2.63% per annum. Approximately $157,950 of our investments served as collateral for the secured borrowings as of June 30, 2008.

The following table sets forth the interest expense on our borrowings under the Credit Agreement that we recognized in the periods indicated:

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
$1,057	$2,074	$2,524	$4,131

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	June 30, 2008			December 31, 2007			June 30, 2007
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$170,500	$--	$170,500	$303,360	$--	$303,360	$290,285	$--	$290,285
Non-current investments	--	--	--	--	--	--	- -	--	--
	$170,500	$--	$170,500	$303,360	$--	$303,360	$290,285	$--	$290,285

The following table sets forth the aggregate fair market value of our available-for-sale investments as of the dates indicated:

	As of:
	June 30, 2008	December 31, 2007	June 30, 2007
Available-for-Sale Investments:
Auction rate debt securities	$--	$130,575	$74,750
Variable rate demand notes	$170,500	$172,785	$215,535
	$170,500	$303,360	$290,285

We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the three months or six months ended June 30, 2008 and 2007. All income generated from those investments was recorded as interest income. The interest income recognized from our investments in the periods indicated was as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
$1,174	$2,636	$3,204	$5,579

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of June 30, 2008:

Contractual Maturity	Available-for-Sale
Due within five years	$ --
Due after five years through ten years	28,150
Due after ten years	142,350
$170,500

8.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	38,842	40,449	39,020	40,682
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	325	661	319	668
Outstanding shares for diluted earnings per share calculation	39,167	41,110	39,339	41,350

A total of 407,395 shares at June 30, 2008 and 74,336 shares at June 30, 2007 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

9.	Employee Pension Benefits

The following table sets forth the components of net periodic pension cost (benefit) of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest cost	$738	$769	$1,538	$1,538
Expected return on assets	(1,301)	(1,202)	(2,614)	(2,404)
Recognized net actuarial loss	--	138	--	276
Net periodic pension (benefit)	($563)	($295)	($1,076)	($590)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost or amortization of prior service cost have been included in the net periodic pension benefit.

We made no contributions to the ESI Pension Plan during the three or six months ended June 30, 2008 and 2007. We do not expect to make any contributions to the ESI Pension Plan in 2008.

10.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2008, the total face amount of those surety bonds was approximately $19,226.

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

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the RSA. Our recorded liability related to the RSA as of June 30, 2008 was not material.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	business conditions and growth in the postsecondary education industry and in the general economy;
•	changes in federal and state governmental regulations with respect to education and accreditation standards, or the interpretation or enforcement of those regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;
•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;
•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our institutes;
•	our ability to implement our growth strategies;
•	our failure to maintain or renew required regulatory authorizations or accreditation of our institutes;
•	receptivity of students and employers to our existing program offerings and new curricula;
•	loss of access by our students to lenders for student loans;
•	our ability to collect internally funded financing from our students; and
•	our ability to successfully defend litigation and other claims brought against us.

     Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC and those discussed in Part II, Item 1A. “Risk Factors.” of this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC for discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;
•	nature of capital additions;
•	seasonality of revenue;
•	components of income statement captions;
•	federal regulations regarding:
•	timing of receipt of funds from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”);
•	percentage of applicable revenue that may be derived from the Title IV Programs;
•	return of Title IV Program funds for withdrawn students; and

•	default rates;
•	private loan programs;
•	investments; and
•	repurchase of shares of our common stock.

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of June 30, 2008, we were offering master, bachelor and associate degree programs to more than 54,000 students. As of June 30, 2008, we had 102 institutes and nine learning sites of those institutes located in 35 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the second quarter of 2008, we began operations at two new institutes. We plan to begin operations at one to three additional locations in 2008. Our overall expansion plans include:

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

During the second quarter of 2008, we extended larger amounts of unsecured credit to our students due to a decrease in private education loans made to our students by third-party lenders. We categorized these receivables based on the credit profiles of our students and recorded an allowance for doubtful accounts based on our historical collection experience related to amounts owed by students with similar credit profiles.

If our collection trends were to differ significantly from our historical collection experience, we would make a corresponding adjustment to our allowance for doubtful accounts. We write off the accounts receivable due from former students when we conclude that collection is not probable.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2008:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of 6/30/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(In thousands)
Available-for-sale securities	$170,500	$170,500	$--	$--

We used quoted prices in active markets to value our available-for-sale securities.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, which clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Also in May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411. The SEC has not yet approved the amendments to AU Section 411. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	38.6%	41.7%	38.9%	43.0%
Student services and administrative expenses	30.4%	31.7%	31.0%	32.8%
Operating income	31.0%	26.6%	30.1%	24.2%
Interest income, net	0.0%	0.3%	0.1%	0.3%
Income before provision for income taxes	31.0%	26.9%	30.2%	24.5%

The following table sets forth our total student enrollment as of the dates indicated:

	2008		2007
	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment	Increase Over Prior Year
Total Student
Enrollment as of:
March 31	54,194	9.9%	49,295	12.4%
June 30	54,793	12.1%	48,873	11.0%
September 30	Not applicable	Not applicable	53,675	11.5%
December 31	Not applicable	Not applicable	53,027	13.1%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated:

	2008		2007
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	13,844	8.7%	12,738	13.1%
June 30	14,751	22.5%	12,043	3.2%
September 30	Not applicable	Not applicable	18,270	8.8%
December 31	Not applicable	Not applicable	11,542	13.1%
Total for the year	Not applicable	Not applicable	54,593	9.3%

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

The following table sets forth the rates of our students’ persistence for the periods indicated:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2006	75.8%	73.7%	71.2%	76.2%
2007	78.0%	74.7%	72.4%	77.3%
2008	76.1%	73.9%	Not applicable	Not applicable

Changes that we made to how we deliver certain program courses, primarily those courses taught either entirely or partially online over the Internet, have impacted our students’ persistence over the past several years.  Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach in residence on campus.  Our students’ persistence decreased as a result of teaching certain courses online over the Internet.  In the second quarter of 2006, we began modifying the academic qualifications for students to take online courses, which led to year-over-year improvements in persistence in each quarter of 2007 as compared to 2006.  The decrease in the student persistence rate in the first quarter of 2008 compared to the same period in 2007 was primarily due to a change in our 2008 academic calendar, which eliminated a break in classes in the first quarter of 2008 compared to the first quarter of 2007.  We believe that this change in the academic calendar resulted in approximately 500 additional student withdrawals occurring in the first quarter of 2008 than would have occurred if we had not changed the academic calendar. The decrease in the student persistence rate in the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to a higher number of students who graduated at the end of the March 2008 academic quarter compared to the end of the March 2007 academic quarter.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007. Revenue increased $29.4 million, or 13.6%, to $246.4 million in the three months ended June 30, 2008 compared to $217.0 million in the three months ended June 30, 2007, primarily due to:

•	a 9.9% increase in total student enrollment at March 31, 2008 compared to March 31, 2007; and
•	a 5.0% increase in tuition rates in March 2008.

The increase in revenue was partially offset by a 80 basis point reduction in our students’ persistence to 73.9% for the three months ended June 30, 2008 compared to 74.7% for the three months ended June 30, 2007.

The increase in student enrollment was primarily due to:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2007;
•	new programs of study offered by our institutes; and
•	operating new institutes.

Cost of educational services increased $4.6 million, or 5.1%, to $95.2 million in the three months ended June 30, 2008 compared to $90.6 million in the three months ended June 30, 2007, primarily due to:

•	increased costs associated with operating new institutes and learning sites; and
•	the costs required to service the increased total student enrollment.

The increase in cost of educational services was partially offset by:

•	greater efficiencies in the operation of our institutes; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 310 basis points to 38.6% in the three months ended June 30, 2008 compared to 41.7% in the three months ended June 30, 2007, primarily due to greater efficiencies in the operation of our institutes. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $6.2 million, or 9.0%, to $74.9 million in the three months ended June 30, 2008 compared to $68.7 million in the three months ended June 30, 2007. The principal causes of this increase included:

•	an increase in bad debt expense associated with increases in internally funded student financing; and
•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses decreased to 30.4% of revenue in the three months ended June 30, 2008 compared to 31.7% of revenue in the three months ended June 30, 2007, primarily due to media advertising costs increasing at a lower rate than the increase in revenue. The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 3.9% in the three months ended June 30, 2008, compared to 2.5% in the three months ended June 30, 2007. We believe that our bad debt expense as a percentage of revenue could increase further during the remainder of 2008, primarily due to increases in internally funded student financing.

Operating income increased $18.6 million, or 32.3%, to $76.3 million in the three months ended June 30, 2008 compared to $57.7 million in the three months ended June 30, 2007. The operating margin increased to 31.0% in the three months ended June 30, 2008 compared to 26.6% in the three months ended June 30, 2007.

Interest income decreased $1.6 million, or 57.9%, to $1.2 million in the three months ended June 30, 2008 compared to $2.8 million in the three months ended June 30, 2007, primarily due to a decrease in investment returns in the overall market and a more conservative investment strategy. Interest expense decreased $1.0 million, or 49.1%, to $1.1 million in the three months ended June 30, 2008 compared to $2.1 million in the three months ended June 30, 2007, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.3% in the three months ended June 30, 2008 compared to 38.6% in the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007. Revenue increased $60.1 million, or 14.3%, to $481.3 million in the six months ended June 30, 2008 compared to $421.2 million in the six months ended June 30, 2007, primarily due to:

•	a 9.9% increase in total student enrollment at March 31, 2008 compared to March 31, 2007;
•	a 5.0% increase in tuition rates in March 2008 and March 2007; and
•	a 13.1% increase in total student enrollment at December 31, 2007 compared to December 31, 2006 .

The increase in student enrollment was primarily due to:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2007;
•	new programs of study offered by our institutes; and
•	operating new institutes.

Cost of educational services increased $5.9 million, or 3.2%, to $187.2 million in the six months ended June 30, 2008 compared to $181.4 million in the six months ended June 30, 2007, primarily due to:

•	increased costs associated with operating new institutes; and
•	the costs required to service the increased total student enrollment.

The increase in cost of educational services was partially offset by:

•	greater efficiencies in the operation of our institutes;
•	lower amortization expense due to certain assets being fully amortized in 2007; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 410 basis points to 38.9% in the six months ended June 30, 2008 from 43.0% in the six months ended June 30, 2007, primarily due to greater efficiencies in the operation of our institutes and decreased costs associated with decreased sales of laptop computers. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes and learning sites.

Student services and administrative expenses increased $11.0 million, or 8.0%, to $149.0 million in the six months ended June 30, 2008 compared to $138.0 million in the six months ended June 30, 2007. The principal causes of this increase included:

•	an increase in bad debt expense associated with increases in internally funded student financing;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in media advertising expenditures.

Student services and administrative expenses decreased to 31.0% of revenue in the six months ended June 30, 2008 compared to 32.8% of revenue in the six months ended June 30, 2007, primarily due to media advertising costs increasing at a lower rate than the increase in revenue. The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 3.5% in the six months ended June 30, 2008, compared to 2.4% in the six months ended June 30, 2007.

Operating income increased $43.2 million, or 42.5%, to $145.0 million in the six months ended June 30, 2008 compared to $101.8 million in the six months ended June 30, 2007. The operating margin increased to 30.1% of revenue in the six months ended June 30, 2008 compared to 24.2% in the six months ended June 30, 2007.

Interest income decreased $2.5 million, or 44.1%, to $3.2 million in the six months ended June 30, 2008 compared to $5.7 million in the six months ended June 30, 2007, primarily due to a decrease in investment returns in the overall market and a more conservative investment strategy. Interest expense decreased $1.6 million, or 38.4%, to $2.6 million in the six months ended June 30, 2008 compared to $4.2 million in the six months ended June 30, 2007, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.4% in the six months ended June 30, 2008 compared to 38.6% in the six months ended June 30, 2007.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $78.7 million as of June 30, 2008 compared to $7.2 million as of December 31, 2007 and $10.1 million as of June 30, 2007. We also had short-term investments of $170.5 million as of June 30, 2008 compared to $303.4 million as of December 31, 2007 and $290.3 million as of June 30, 2007. The increase in our cash and cash equivalents and the decrease in our short-term investments as of June 30, 2008 compared to December 31, 2007 and June 30, 2007, were primarily due to the execution of a revised investment strategy focused on liquidity in response to uncertainty in the capital markets. In total, our cash and cash equivalents and short-term investments were $249.2 million as of June 30, 2008 compared to $310.6 million as of December 31, 2007 and $300.4 million as of June 30, 2007. The decrease in the total amount of cash and cash equivalents and short-term investments as of June 30, 2008 was primarily due to a decrease in funds received from private education loans made to our students by third-party lenders and delays in the receipt of certain Title IV Program loan funds from new lenders related to the configuration of information systems.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. As of June 30, 2008, the balance recognized for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, was an asset of $15.9 million and the balance recognized for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, was a liability of $1.9 million.

We do not expect to make any contribution to the ESI Pension Plan in 2008.

Operations.Cash used in operating activities was $48.0 million in the three months ended June 30, 2008 compared to cash generated from operating activities of $14.7 million in the three months ended June 30, 2007. The $62.7 million decrease in operating cash flow was primarily due to:

•	a decrease in funds received from private education loans made to our students by third-party lenders;
•	delays in the receipt of certain Title IV Program loan funds from new lenders related to the configuration of information systems; and
•	higher income tax payments primarily resulting from lower tax benefits from the exercise of stock options.

The decrease in operating cash flow was partially offset by an increase in operating income.

Cash from operating activities decreased $28.0 million to $31.0 million in the six months ended June 30, 2008 compared to $59.0 million in the six months ended June 30, 2007, primarily due to:

•	a decrease in funds received from private education loans made to our students by third-party lenders;
•	delays in the receipt of certain Title IV Program loan funds from new lenders related to the configuration of information systems; and
•	higher income tax payments primarily resulting from lower tax benefits from the exercise of stock options.

The decrease in cash from operating activities was partially offset by an increase in operating income and the timing of payroll payments. See “—Student Financing Update” below for a discussion of the impact on our liquidity and cash flows from operations as a result of increases in internally funded student financing.

Accounts receivable less allowance for doubtful accounts was $29.2 million as of June 30, 2008 compared to $9.9 million as of June 30, 2007. Days sales outstanding was 10.8 days at June 30, 2008 and 4.2 days at June 30, 2007. Both increases were primarily due to increases in internally funded student financing and delays in the receipt of certain Title IV Program loan funds from new lenders related to the configuration of information systems. We believe that our days sales outstanding could increase further during the remainder of 2008, primarily due to increases in internally funded student financing.

In May 2008, the U.S. Congress enacted the Ensuring Continued Access to Student Loans Act of 2008 (the “Continued Access Act”) which, among other things, increased the annual and total amount of certain loans that students can receive under the Title IV Programs. We believe that the increase in certain Title IV Program loan funds under the Continued Access Act will result in a reduction in individual balances of the accounts receivable owed to us by our students in the remainder of 2008.

Investing.In the three months ended June 30, 2008, we spent $3.0 million to purchase a facility we had been leasing and $3.9 million to renovate, expand or construct buildings at 10 of our locations, compared to $3.8 million for similar expenditures at six facilities in the three months ended June 30, 2007. In the six months ended June 30, 2008, we spent $1.5 million to purchase a parcel of land on which we are building a facility and $11.7 million to purchase, renovate, expand or construct buildings at 15 of our locations compared to $8.7 million for similar expenditures at nine facilities in the six months ended June 30, 2007. We do not currently intend to purchase any additional properties or facilities during the remainder of 2008.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$5.3 million in the three months ended June 30 , 2008 compared to $4.4 million in the three months ended June 30, 2007; and
•	$7.8 million in the six months ended June 30, 2008 compared to $6.9 million in the six months ended June 30, 2007.

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

Financing.On December 17, 2007, we entered into the Credit Agreement to borrow up to $160.0 million under two revolving credit facilities: one in the maximum principal amount of $50.0 million; and the other in the maximum principal amount of $110.0 million. The borrowings under the Credit Agreement were used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, the state education authorities that regulate our institutes and the accrediting agency that accredits our institutes.

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

Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of June 30, 2008, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 2.63% per annum. Approximately $158.0 million of our investments served as collateral for the secured borrowings as of June 30, 2008.

The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Credit Agreement, and that certain representations and warranties contained in the Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of June 30, 2008.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Number of shares	--	720,000	865,000	1,529,900
Total cost	$--	$75,714	$71,803	$140,763
Average price per share	$--	$105.16	$83.01	$92.01

The shares that remained available for repurchase under the Repurchase Program were 4,156,800 as of June 30, 2008. We may repurchase additional shares of our common stock under the Repurchase Program, from time to time, in the future depending on market conditions and other considerations.

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

Student Financing Update. We continue to work with new lenders for them to provide private education loans to our students. The tighter credit markets, along with the time required to integrate third-party lenders, has resulted in us providing increased internally funded financing to our students. We intend to maintain our current admission standards and to continue providing internally funded financing to our students who fail to qualify for private education loans made by third-party lenders.

We may also enter into additional risk sharing or other guarantee arrangements with third-party lenders in order to help our students qualify for private education loans from those third-party lenders.

We indirectly derived approximately 29% of our revenue in 2007, and approximately 34% of our revenue in 2006, from private education loan programs.  Primarily as a result of the Continued Access Act and its increases in the level of certain Title IV Program loans, we anticipate a decline in the percentage of our revenue that we indirectly derive from private education loans made to our students, including internally funded student financing, in 2008. Although we cannot quantify with certainty the effect that the increases in those Title IV Program loans will have on the amount of our revenue that is derived from private education loans made to our students, we believe that the percentage of our revenue that we indirectly derive from private education loans, including internally funded student financing, in 2008 could be in the range of 12% to 13%. We are still in the early stages of data collection and experience with new third-party lenders of private education loans to our students and, therefore, we are not yet able to predict with certainty the portion of our revenue in 2008 that will be derived from private education loans made by third-party lenders or the portion that will be internally funded by us.

The increased internally funded financing that we are providing to our students could further negatively impact our liquidity and exposes us to new and greater credit risk. Internally funded financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations in 2008. In addition, we have the risk of collection with respect to our internally funded financing, which could continue to cause us to increase our allowance for doubtful accounts in 2008 compared to prior year periods and result in an increase in our bad debt expense as a percentage of revenue in 2008 compared to prior year periods. We believe that our bad debt expense as a percentage of revenue for the full year of 2008 could exceed the historical range of 1% to 3%. Increases in our bad debt expense in 2008 could continue to result in increased student services and administrative expenses in 2008 compared to prior year periods.

Further, increases in internally funded financing will continue to increase our accounts receivable and our days sales outstanding in 2008 compared to prior year periods. We believe that our days sales outstanding in 2008 could exceed the historical range of six to eight days.

In our experience so far in 2008, lenders have continued to make Title IV Program loans to our students. We have, however, prepared our institutes in the event that our students need to access the William D. Ford Federal Direct Loan Program for Title IV Program loans in the future.

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2008:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$142,091	$34,032	$54,062	$34,437	$19,560
Long-term debt, including scheduled interest payments	$157,888	$3,944	$153,944	$--	$--
Total	$299,979	$37,976	$208,006	$34,437	$19,560

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the amounts outstanding under the facilities as of June 30, 2008 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 15 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2008, the total face amount of those surety bonds was approximately $19.2 million.

In October 2007, we entered into the RSA with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. The RSA was terminated effective February 22, 2008, such that no private education loans have been made under the RSA after that date. Our recorded liability related to the RSA as of June 30, 2008 was not material. Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligation under the RSA will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSA.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the return on our investments and the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Our investments consist primarily of variable rate demand notes. We estimate that the market risk associated with these investments can best be measured by a potential decrease in the fair value of these investments from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of marketable securities would not be material.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three and six months ended June 30, 2008.

Item 4.     Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2008, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

Item 1A.      Risk Factors.

You should carefully consider the risks and uncertainties we describe in both our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Reports on Form 10-Q, including this Report, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.  Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the HEA to be reauthorized approximately every six years, which last occurred in 1998. In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. From 2004through July 2008, the U.S. Congress temporarily extended most of the provisions of the HEA, pending completion of the formal reauthorization process, and also enacted other laws affecting Title IV Programs. Significantly, in 2007 the U.S. Congress enacted the College Cost Reduction and Access Act, which made significant changes to the Title IV Programs, including:

•	increasing the amount of funding that individual students can receive in Pell grants;
•	reducing the interest rate that students must pay on certain loans made under the Federal Family Education Loan (“FFEL”) program;
•	revising aspects of the calculation of a student’s need for need-based Title IV Program funding; and
•	reducing the federal government’s subsidies and other payments to lenders who make FFEL loans to students.

In addition, in May 2008, the U.S. Congress enacted the Continued Access Act, which, among other things:

•	increased the annual and total amount of certain loans that students can receive under the Title IV Programs;
•	expanded student eligibility for, and potentially increased the amount of funds available to fund grants under, certain Title IV Programs;
•	expanded parent eligibility and created payment deferment options for parent loans under the Title IV Programs; and
•	authorized the ED to purchase certain Title IV Program loans from lenders until July 1, 2009.

We believe that most of those changes to the Title IV Programs will positively impact our students’ ability to fund their educational expenses. The reduction in subsidies and other payments to lenders, however, has resulted in those lenders altering the terms of certain Title IV Program loans that they offer in ways that are not beneficial to our student and parent borrowers. For example, the lenders have reduced or eliminated borrower benefits on Title IV Program loans and, in some cases, ceased to make Title IV Program loans to students at certain institutions or at all. In our experience so far in 2008, however, those changes in borrower benefits have not resulted in a decrease in our student population, and lenders have continued to make Title IV Program loans to our students.

     Although the Continued Access Act was intended to encourage third-party lenders to continue to provide, or to begin to again provide, Title IV Program loans, we cannot assure you that it will have its intended effect or that our students will be able to continue to obtain Title IV Program loans from third-party lenders. All of our institutes are prepared to participate in the William D. Ford Federal Direct Loan Program (the “Direct Loan Program”) in the event our students are unable to obtain Title IV Program loans from third-party lenders. As a result, we do not believe that our students’ loss of access to Title IV Program loans from third-party lenders would have a material adverse effect on our cash flows, financial condition or operations.

In June 2008, the U.S. Congress passed legislation that expands veterans’ education benefits (the “New GI Bill”). Under the New GI Bill, depending on the length of the veteran’s active duty service, a qualifying veteran can receive education benefits of:

•	up to the cost of in-state tuition at the most expensive public college in the veteran’s state;
•	a monthly housing stipend based on a college’s location;
•	up to $1,000 annually for textbooks; and
•	federal matching dollars for any additional grants awarded to the veteran by a college that charges higher tuition than the most expensive public college in the veteran’s state.

The expanded education benefits are scheduled to begin in August 2009 and apply to all members of the military who have served at least 90 days of qualified active duty after September 10, 2001. Qualifying veterans may also transfer their education benefits under the New GI Bill to their spouses or dependent children. Qualifying veterans will have up to 15 years after they leave active duty to use their education benefits. We believe that the expanded education benefits under the New GI Bill will positively impact the ability of our students who are qualifying veterans to pay their education expenses and encourage qualifying veterans to pursue an ITT Technical Institute education.

We believe that, in the remainder of 2008, the U.S. Congress will either complete its reauthorization of the HEA or further extend the provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any other laws that may be passed, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. Since a significant percentage of our revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition, results of operations and cash flows.

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

One or more of our institutes may have to post a letter of credit or be subject to other sanctions if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For our institutes, a period of enrollment is generally an academic quarter. The institution must calculate and return to the appropriate lenders or the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. No audit or review has found that any of our institutes was violating the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

     The standards of most of the state education and professional licensing authorities (collectively, the “SAs”) and the Accrediting Council for Independent Colleges and Schools, the accrediting commission that accredits our institutes, limit a student’s obligation to an institution for tuition and fees, if a student withdraws from the institution (the “Refund Policy”). The specific standards vary among the SAs. Depending on when during an academic quarter a student withdraws and the applicable Refund Policy, in many instances the student remains obligated to the ITT Technical Institute for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. We have arranged for unaffiliated private funding sources to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw. We cannot assure you that all of our affected students would be able to qualify for these types of loans. If these types of loans were unavailable, we could be unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by the Title IV Program funds that were returned, which, in the aggregate, could have a material adverse effect on our results of operations and cash flows.

If the lenders who provide private loans to our students were to end or reduce their programs and we were unable to timely identify alternative lenders for our students, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease. In 2007, we indirectly derived approximately 29% of our revenue from unaffiliated, private loan programs that were made available to eligible students at our institutes to help fund a portion of the students’ cost of education. The vast majority of these private student loan programs were offered by one lender. In February 2008, our agreement with that lender was terminated. Although we have made arrangements with other unaffiliated lenders for them to provide private loans to our qualified students, those lenders have different and more stringent loan underwriting standards than the previous lender, which adversely affects the ability of some of our students to obtain private loans. In addition, those lenders are not contractually bound to continue offering private loans to our students and could terminate their private student loan programs at any time. If those lenders ended their private student loan programs or reduced the volume of loans made under the programs and we were unable to timely identify other lenders to make private loans to our students and their parents on similar terms, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If we experience losses in excess of the amounts that we have reserved with respect to the significant amount of internally funded student financing that we have provided to our students, it could have a material adverse effect on our financial condition and results of operations. We offer a variety of payment plans to help students pay the portion of their cost of education that is not covered by financial aid or other funds. These balances are unsecured and not typically guaranteed. These balances have increased as a result of the number of our students who do not qualify for private student loans from third parties due to their prior credit history, and they could become more significant in the future. Increases in internally funded student financing adversely affect our cash flows and expose us to greater credit risk. Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amount we have reserved for bad debts could have a material adverse effect on our financial condition and results of operations.

High interest rates and tightening of the credit markets could adversely affect our ability to attract and retain students and could increase our risk exposure. Since much of the financing our students receive is tied to floating interest rates, higher interest rates cause a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our institutes and in our revenue. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program and private student loans. High default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs, trigger our recourse obligations with respect to private student loans guaranteed by us and/or negatively affect the willingness of private lenders to make private loan programs available to our students, which could result in a reduction in the number of students attending our institutes and could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, the tighter credit markets have caused lenders to alter the terms of private student loans that they offer in ways that are not beneficial to our student and parent borrowers. For example, the lenders have:

•	made changes to the terms and pricing of their private student loans that are less favorable to borrowers;
•	reduced or eliminated borrower benefits on private student loans; and
•	become more selective in originating private student loans, which has adversely impacted the ability of borrowers with little or poor credit history to borrow the necessary funds to pay their cost of education.

As a result of those adverse effects on our students’ ability to finance their cost of education, our receivables could increase and/or our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows. Further, the credit market tightening could cause lenders to seek additional guarantees from us related to private student loans, which would increase our exposure to credit risk.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2008:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2008 through April 30, 2008	--	$--	--	4,156,800
May 1, 2008 through May 31, 2008	--	--	--	4,156,800
June 1, 2008 through June 30 , 2008	--	--	--	4,156,800
Total	--	$--	--

_____________________________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 4,156,800 as of June 30, 2008. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 4.     Submission of Matters to a Vote of Security Holders.

     During the second quarter of fiscal year 2008, our 2008 Annual Meeting of Shareholders was held on May 6, 2008 to:

•	elect three directors; and
•	ratify the appointment of PricewaterhouseCoopers LLP (“PWC”) by the Audit Committee of our Board of Directors to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2008.

     At our 2008 Annual Meeting of Shareholders, our shareholders elected the following persons to serve as directors in the second class of our Board of Directors, each to hold office for the term of three years and until his successor is elected and has qualified:

Second Class - Term expiring at 2011 Annual Meeting

1.	John E. Dean
2.	James D. Fowler, Jr.
3.	Vin Weber

The final results of the vote taken at our 2008 Annual Meeting of Shareholders for the director nominees are as follows:

            Percentage of                                                                    Percentage of

                            Votes For               Votes Cast For               Votes Withheld                 Votes Cast Withheld

John E. Dean                               33,526,761                           99.15%                              288,728                                     0.85%

James D. Fowler, Jr.                    33,525,485                           99.14%                              290,004                                     0.86%

Vin Weber                                    33,526,681                           99.15%                              288,808                                     0.85%

The directors who continued in office after our 2008 Annual Meeting of Shareholders are as follows:

First Class - Term expiring at 2010 Annual Meeting

1.	John F. Cozzi
2.	Kevin M. Modany
3.	Thomas I. Morgan (resigned from our Board of Directors on June 16, 2008)

Second Class - Term expiring at 2011 Annual Meeting

1.	John E. Dean
2.	James D. Fowler, Jr.
3.	Vin Weber

Third Class - Term expiring at 2009 Annual Meeting

1.	Joanna T. Lau
2.	Samuel L. Odle
3.	John A. Yena

At our 2008 Annual Meeting of Shareholders, our shareholders ratified the appointment of PWC to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2008. The final results of the vote taken at that meeting ratifying the appointment of PWC are as follows:

Percentage of Shares

Represented in Person                                                                       Broker

       Votes For           or By Proxy Voting For                        Votes Against                    Nonvotes                             Abstentions

33,650,659                     99.51%                                  158,552                                  0                                 6,278

Item 5.     Other Information.

On July 21, 2008, our Board of Directors approved and adopted amended and restated By-laws, effective on that date. The amendments to Article II, Section 8 and Article III, Section 2 clarify that the advance notice provisions apply to all nominations for director and proposals for other business that a shareholder intends to bring before a meeting of our shareholders. The amendments to those sections also require any shareholder who provides advance notice of a shareholder nomination or other proposal to provide additional information to us as part of that notice. The amendment to Article VII, Section 6 clarifies that the contract right with respect to indemnification and advancement of expenses provided by the By-laws to our directors, officers, employees and agents becomes vested at the time that person begins to serve in that position. The amendments to the By-laws also include the correction of a small number of minor typographical errors.

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

Date: July 24, 2008

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date
10.14	Restated ESI 401(k) Plan
10.23	First Amendment to ESI Excess Pension Plan, 2008 Restatement
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350