Form 10-Q
period 2008-09-30
ITT EDUCATIONAL SERVICES INC
filed 2008-10-23
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

38,692,185

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2008

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2008

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2008 and 2007 (unaudited) and

December 31, 2007

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended

September 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended

September 30, 2008 and 2007

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended

September 30, 2008 and 2007 (unaudited) and the year ended December 31, 2007

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
		As of
	September 30, 2008	December 31, 2007	September 30, 2007
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,698	$7,228	$10,322
Short-term investments	150,000	303,360	261,760
Accounts receivable, net	33,309	15,132	16,351
Deferred income taxes	13,012	7,418	10,216
Prepaid expenses and other current assets	12,997	16,685	11,825
Total current assets	346,016	349,823	310,474

Property and equipment, net	166,140	153,265	153,394
Direct marketing costs, net	22,694	20,567	21,195
Other assets	19,481	17,298	12,285
Total assets	$554,331	$540,953	$497,348

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$--	$--	$42,857
Accounts payable	58,781	45,120	57,658
Accrued compensation and benefits	28,574	16,137	16,515
Accrued income taxes	1,753	6,028	313
Other accrued liabilities	12,274	11,512	12,634
Deferred revenue	142,044	213,127	192,673
Total current liabilities	243,426	291,924	322,650

Long-term debt	150,000	150,000	107,143
Deferred income taxes	10,108	11,754	11,768
Other liabilities	19,207	16,717	15,766
Total liabilities	422,741	470,395	457,327

Shareholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	133,723	127,017	117,407
Retained earnings	670,073	531,363	502,870
Accumulated other comprehensive (loss)	(3,417)	(3,417)	(6,280)
Treasury stock, 15,376,719, 14,375,582
and 14,316,212 shares, at cost	(669,330)	(584,946)	(574,517)
Total shareholders' equity	131,590	70,558	40,021
Total liabilities and shareholders' equity	$554,331	$540,953	$497,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$254,273	$217,932	$735,533	$639,084
Costs and expenses:
Cost of educational services	95,011	88,822	282,219	270,173
Student services and administrative expenses	78,500	66,192	227,535	204,210
Total costs and expenses	173,511	155,014	509,754	474,383
Operating income	80,762	62,918	225,779	164,701
Interest income	1,565	2,433	4,774	8,180
Interest (expense)	(1,012)	(2,120)	(3,588)	(6,303)
Income before provision for income taxes	81,315	63,231	226,965	166,578
Provision for income taxes	31,129	23,563	87,017	63,455
Net income	$50,186	$39,668	$139,948	$103,123

Earnings per share:
Basic	$1.29	$0.99	$3.59	$2.55
Diluted	$1.28	$0.98	$3.56	$2.51

Weighted average shares outstanding:
Basic	38,777	39,958	38,938	40,437
Diluted	39,195	40,572	39,291	41,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$50,186	$39,668	$139,948	$103,123
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	5,077	5,030	16,335	17,770
Provision for doubtful accounts	12,839	3,845	29,457	13,835
Deferred income taxes	(1,948)	(839)	(7,251)	(7,390)
Excess tax benefit from stock option exercises	(686)	(6,280)	(773)	(29,554)
Stock-based compensation expense	1,628	896	5,731	4,067
Changes in operating assets and liabilities:
Restricted cash	181	(642)	6,039	(655)
Accounts receivable	(16,950)	(10,266)	(47,634)	(20,819)
Direct marketing costs, net	(731)	12	(2,127)	433
Accounts payable	4,375	(2,459)	13,661	9,710
Accrued income taxes	(2,982)	16,381	(3,467)	23,620
Other operating assets and liabilities	4,331	7,311	11,214	7,325
Deferred revenue	3,706	281	(71,083)	(9,489)
Net cash flows from operating activities	59,026	52,938	90,050	111,976

Cash flows from investing activities:
Facility expenditures and land purchases	(3,944)	(2,764)	(17,107)	(11,460)
Capital expenditures, net	(4,286)	(4,351)	(12,103)	(11,293)
Proceeds from sales and maturities of investments	492,760	440,766	964,565	1,625,072
Purchase of investments	(472,260)	(412,241)	(811,205)	(1,691,825)
Net cash flows from investing activities	12,270	21,410	124,150	(89,506)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	686	6,280	773	29,554
Proceeds from exercise of stock options	1,996	6,931	2,271	24,472
Repurchase of common stock	(15,971)	(87,316)	(87,774)	(228,079)
Net cash flows from financing activities	(13,289)	(74,105)	(84,730)	(174,053)

Net change in cash and cash equivalents	58,007	243	129,470	(151,583)

Cash and cash equivalents at beginning of period	78,691	10,079	7,228	161,905

Cash and cash equivalents at end of period	$136,698	$10,322	$136,698	$10,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2006	54,069	$541	$83,329	$471,848	($6,533)	(13,029)	($445,240)	$103,945
Effect of adoption of FIN No. 48				2,169				2,169
Balance as of January 1, 2007	54,069	541	83,329	474,017	(6,533)	(13,029)	(445,240)	106,114
For the nine months ended September 30, 2007 (unaudited):
Net income				103,123				103,123
Other comprehensive income:
Amortization of pension loss, net of income tax					253			253
Comprehensive income								103,376
Exercise of stock options				(74,270)		1,071	98,742	24,472
Tax benefit from exercise of stock options			30,011					30,011
Stock-based compensation			4,067					4,067
Common shares repurchased						(2,359)	(228,079)	(228,079)
Issuance of shares for Directors’ compensation						1	60	60
Balance as of September 30, 2007	54,069	541	117,407	502,870	(6,280)	(14,316)	(574,517)	40,021
For the three months ended December 31, 2007 (unaudited):
Net income				48,469				48,469
Other comprehensive income:
Amortization of pension loss, net of tax					98			98
Net actuarial pension gain					2,765			2,765
Comprehensive income								51,332
Exercise of stock options			(77)	(19,976)		243	26,583	6,530
Tax benefit from exercise of stock options			8,577					8,577
Stock-based compensation			1,033					1,033
Common shares repurchased						(300)	(36,915)	(36,915)
Restricted stock cancellations and shares tendered for taxes			77			(2)	(97)	(20)
Balance as of December 31, 2007	54,069	541	127,017	531,363	(3,417)	(14,375)	(584,946)	70,558
For the nine months ended September 30, 2008 (unaudited):
Net income				139,948				139,948
Other comprehensive income								--
Comprehensive income								139,948
Exercise of stock options				(1,213)		51	3,484	2,271
Tax benefit from exercise of stock options			796					796
Stock-based compensation			5,731					5,731
Common shares repurchased						(1,050)	(87,774)	(87,774)
Issuance of shares for Directors’ compensation				(25)		1	85	60
Restricted stock cancellations			179			(3)	(179)	--
Balance as of September 30, 2008	54,069	$541	$133,723	$670,073	($3,417)	(15,376)	($669,330)	$131,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of September 30, 2008, we were offering master, bachelor and associate degree programs to more than 61,000 students. As of September 30, 2008, we had 103 institutes and nine learning sites located in 36 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED"). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we revised the classification for losses from the sale of treasury stock. Our September 30, 2007 retained earnings balance decreased and capital surplus balance increased by $110,617 from those balances reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 to conform to this revised classification. The revised classification did not have an effect on our total shareholders’ equity, results of operations or cash flows.

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

Beginning in the second quarter of 2008, we have extended larger amounts of unsecured credit to our students due to a decrease in private education loans made to our students by third-party lenders. We categorized these receivables based on the credit profiles of our students and recorded an allowance for doubtful accounts based on our historical collection experience related to amounts owed by students with similar credit profiles.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2008:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of 9/30/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Available-for-sale securities	$150,000	$150,000	$--	$--

We used quoted prices in active markets to value our available-for-sale securities.

3.	New Accounting Pronouncements

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

Also in May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective beginning November 15, 2008. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense	$1,628	$896	$5,731	$4,067
Income tax (benefit)	($627)	($345)	($2,206)	($1,565)

We did not capitalize any stock-based compensation cost in the three or nine months ended September 30, 2008 or 2007.

As of September 30, 2008, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $11,687, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.1 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2008
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,468,993	$50.25	$73,816
Granted	177,543	$86.83	15,416
Forfeited	(3,334)	$61.19	(204)
Exercised	(50,725)	$44.77	(2,271)
Expired	(6,000)	$10.83	(65)
Outstanding at end of period	1,586,477	$54.64	$86,692	4.9 years	$41,670
Exercisable at end of period	1,247,274	$46.42	$57,893	4.4 years	$43,024

_____________________________

(1)   The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on September 30, 2008, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares subject to stock options granted	--	--	177,543	231,362
Weighted average grant date fair value	$--	$--	$36.83	$29.11
Shares subject to stock options exercised	43,442	215,272	50,725	1,071,355
Intrinsic value of stock options exercised	$1,839	$16,717	$2,096	$78,117
Proceeds received from stock options exercised	$1,996	$6,931	$2,271	$24,472
Tax benefits realized from stock options exercised	$706	$6,429	$796	$30,011

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rates	Not applicable	Not applicable	2.7%	4.5% - 4.8%
Expected lives (in years)	Not applicable	Not applicable	4.0	4.7
Volatility	Not applicable	Not applicable	53%	35%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of shares of restricted stock and the restricted stock units ("RSUs") that were granted, forfeited and vested in the period indicated:

	Nine Months Ended September 30, 2008
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	22,672	$61.02	58,097	$84.40
Granted	--	--	43,419	81.32
Forfeited	(3,139)	59.93	(6,296)	84.72
Vested	--	--	--	--
Unvested at end of period	19,533	$61.19	95,220	$82.98

5.	Stock Repurchases

As of September 30, 2008, 3,972,100 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Number of shares	184,700	829,100	1,049,700	2,359,000
Total cost	$15,971	$87,316	$87,774	$228,079
Average price per share	$86.47	$105.31	$83.62	$96.68

6.	Debt

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

Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of September 30, 2008, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 3.31% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of September 30, 2008.

The following table sets forth the interest expense on our borrowings under the Credit Agreement that we recognized in the periods indicated:

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
$1,012	$2,117	$3,536	$6,248

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	September 30, 2008			December 31, 2007			September 30, 2007
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$150,000	$--	$150,000	$303,360	$--	$303,360	$261,760	$--	$261,760
Non-current investments	--	--	--	--	--	--	- -	--	--
	$150,000	$--	$150,000	$303,360	$--	$303,360	$261,760	$--	$261,760

          The following table sets forth the aggregate fair market value of our available-for-sale investments as of the dates indicated:

	As of:
	September 30, 2008	December 31, 2007	September 30, 2007
Available-for-Sale Investments:
Auction rate debt securities	$--	$130,575	$ 51,175
Variable rate demand notes	$150,000	$172,785	$210,585
	$150,000	$303,360	$261,760

We had no material gross unrealized holding or realized gains (losses) from our investments in auction rate securities and variable rate demand notes in the three or nine months ended September 30, 2008 and 2007. All income generated from those investments was recorded as interest income. The interest income recognized from our investments in the periods indicated was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
$1,563	$2,427	$4,767	$8,006

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of September 30, 2008:

Contractual Maturity	Available-for-Sale
Due within five years	$ --
Due after five years through ten years	28,150
Due after ten years	121,850
$150,000

8.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	38,777	39,958	38,938	40,437
Shares assumed issued (less shares assumed purchased for treasury)
for stock-based compensation	418	614	353	650
Outstanding shares for diluted
earnings per share calculation	39,195	40,572	39,291	41,087

A total of 265,825 shares at September 30, 2008 and 0 shares at September 30, 2007 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

9.	Employee Pension Benefits

The following table sets forth the components of net periodic pension cost (benefit) of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest cost	$769	$769	$2,307	$2,307
Expected return on assets	(1,307)	(1,202)	(3,921)	(3,606)
Recognized net actuarial loss	--	138	--	414
Net periodic pension (benefit)	($538)	($295)	($1,614)	($885)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost or amortization of prior service cost have been included in the net periodic pension benefit.

We made no contributions to the ESI Pension Plan during the three or nine months ended September 30, 2008 and 2007. We do not expect to make any contributions to the ESI Pension Plan in 2008.

10.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2008, the total face amount of those surety bonds was approximately $19,464.

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

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the RSA. Our recorded liability related to the RSA as of September 30, 2008 was not material.

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

•	our ability to implement our growth strategies;
•	our failure to maintain or renew required regulatory authorizations or accreditation of our institutes;

•	receptivity of students and employers to our existing program offerings and new curricula;
•	loss of access by our students to lenders for education loans;
•	our ability to collect internally funded financing from our students; and
•	our ability to successfully defend litigation and other claims brought against us.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC and those discussed in Part II, Item 1A. “Risk Factors.” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC for discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;
•	nature of capital additions;
•	seasonality of revenue;
•	components of income statement captions;
•	federal regulations regarding:
•	timing of receipt of funds from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”);
•	percentage of applicable revenue that may be derived from the Title IV Programs;
•	return of Title IV Program funds for withdrawn students; and
•	default rates;
•	private education loans;
•	investments; and
•	repurchase of shares of our common stock.

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of September 30, 2008, we were offering master, bachelor and associate degree programs to more than 61,000 students. As of September 30, 2008, we had 103 institutes and nine learning sites of those institutes located in 36 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the third quarter of 2008, we began operations at one new institute. We plan to begin operations at up to two additional locations in 2008. Our overall expansion plans include:

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

Beginning in the second quarter of 2008, we have extended larger amounts of unsecured credit to our students due to a decrease in private education loans made to our students by third-party lenders. We categorized these receivables based on the credit profiles of our students and recorded an allowance for doubtful accounts based on our historical collection experience related to amounts owed by students with similar credit profiles.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2008:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of 9/30/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(In thousands)
Available-for-sale securities	$150,000	$150,000	$--	$--

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

Also in May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective beginning November 15, 2008. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	37.4%	40.7%	38.4%	42.3%
Student services and administrative expenses	30.8%	30.4%	30.9%	31.9%
Operating income	31.8%	28.9%	30.7%	25.8%
Interest income, net	0.2%	0.1%	0.2%	0.3%
Income before provision for income taxes	32.0%	29.0%	30.9%	26.1%

The following table sets forth our total student enrollment as of the dates indicated:

	2008		2007
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	54,194	9.9%	49,295	12.4%
June 30	54,793	12.1%	48,873	11.0%
September 30	61,556	14.7%	53,675	11.5%
December 31	Not applicable	Not applicable	53,027	13.1%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated:

	2008		2007
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	13,844	8.7%	12,738	13.1%
June 30	14,751	22.5%	12,043	3.2%
September 30	21,807	19.4%	18,270	8.8%
December 31	Not applicable	Not applicable	11,542	13.1%
Total for the year	Not applicable	Not applicable	54,593	9.3%

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

The following table sets forth the rates of our students’ persistence for the periods indicated:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2006	75.8%	73.7%	71.2%	76.2%
2007	78.0%	74.7%	72.4%	77.3%
2008	76.1%	73.9%	72.5%	Not applicable

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

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007.   Revenue increased $36.3 million, or 16.7%, to $254.3 million in the three months ended September 30, 2008 compared to $217.9 million in the three months ended September 30, 2007, primarily due to:

•	a 12.1% increase in total student enrollment at June 30, 2008 compared to June 30, 2007; and
•	a 5.0% increase in tuition rates in March 2008.

The increase in student enrollment was primarily due to:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2007;
•	new programs of study offered by our institutes; and
•	operating new institutes.

Cost of educational services increased $6.2 million, or 7.0%, to $95.0 million in the three months ended September 30, 2008 compared to $88.8 million in the three months ended September 30, 2007, primarily due to:

•	increased costs associated with operating new institutes and learning sites; and
•	the costs required to service the increased total student enrollment.

The increase in cost of educational services was partially offset by:

•	greater efficiencies in the operation of our institutes; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 330 basis points to 37.4% in the three months ended September 30, 2008 compared to 40.7% in the three months ended September 30, 2007, primarily due to greater efficiencies in the operation of our institutes. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes.

Student services and administrative expenses increased $12.3 million, or 18.6%, to $78.5 million in the three months ended September 30, 2008 compared to $66.2 million in the three months ended September 30, 2007. The principal causes of this increase included:

•	an increase in bad debt expense associated with increases in internally funded student financing;
•	an increase in media advertising costs; and
•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses increased to 30.8% of revenue in the three months ended September 30, 2008 compared to 30.4% of revenue in the three months ended September 30, 2007, primarily due to an increase in bad debt expense. The increase in student services and administrative expenses as a percentage of revenue was partially offset by media advertising costs and compensation and benefit costs increasing at a lower rate than the increase in revenue. Bad debt expense as a percentage of revenue increased to 5.0% in the three months ended September 30, 2008 compared to 1.8% in the three months ended September 30, 2007. We believe that our bad debt expense as a percentage of revenue could increase further during the remainder of 2008, primarily due to increases in internally funded student financing.

Operating income increased $17.8 million, or 28.4%, to $80.8 million in the three months ended September 30, 2008 compared to $62.9 million in the three months ended September 30, 2007. The operating margin increased to 31.8% in the three months ended September 30, 2008 compared to 28.9% in the three months ended September 30, 2007.

Interest income decreased $0.9 million, or 35.7%, to $1.6 million in the three months ended September 30, 2008 compared to $2.4 million in the three months ended September 30, 2007, primarily due to a decrease in investment returns in the overall market and a more conservative investment strategy. Interest expense decreased $1.1 million, or 52.3%, to $1.0 million in the three months ended September 30, 2008 compared to $2.1 million in the three months ended September 30, 2007, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.3% in the three months ended September 30, 2008 compared to 37.3% in the three months ended September 30, 2007. The increase in our combined federal and state effective income tax rate was primarily due to less tax-exempt interest income and certain expenses that were not deductible for income tax purposes.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007.   Revenue increased $96.4 million, or 15.1%, to $735.5 million in the nine months ended September 30, 2008 compared to $639.1 million in the nine months ended September 30, 2007, primarily due to:

•	a 5.0% increase in tuition rates in March 2008 and March 2007;
•	a 12.1% increase in total student enrollment at June 30, 2008 compared to June 30, 2007;
•	a 9.9% increase in total student enrollment at March 31, 2008 compared to March 31, 2007; and
•	a 13.1% increase in total student enrollment at December 31, 2007 compared to December 31, 2006.

The increase in student enrollment was primarily due to:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2007;
•	new programs of study offered by our institutes; and
•	operating new institutes.

Cost of educational services increased $12.0 million, or 4.5%, to $282.2 million in the nine months ended September 30, 2008 compared to $270.2 million in the nine months ended September 30, 2007, primarily due to:

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

Cost of educational services as a percentage of revenue decreased 390 basis points to 38.4% in the nine months ended September 30, 2008 from 42.3% in the nine months ended September 30, 2007, primarily due to greater efficiencies in the operation of our institutes and decreased costs associated with decreased sales of laptop computers. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes.

Student services and administrative expenses increased $23.3 million, or 11.4%, to $227.5 million in the nine months ended September 30, 2008 compared to $204.2 million in the nine months ended September 30, 2007. The principal causes of this increase included:

•	an increase in bad debt expense associated with increases in internally funded student financing;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in media advertising expenditures.

The increase in student services and administrative expenses was partially offset by an increase in direct marketing costs which were capitalized.

Student services and administrative expenses decreased to 30.9% of revenue in the nine months ended September 30, 2008 compared to 31.9% of revenue in the nine months ended September 30, 2007, primarily due to media advertising costs and compensation and benefit costs increasing at a lower rate than the increase in revenue. The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 4.0% in the nine months ended September 30, 2008 compared to 2.2% in the nine months ended September 30, 2007.

Operating income increased $61.1 million, or 37.1%, to $225.8 million in the nine months ended September 30, 2008 compared to $164.7 million in the nine months ended September 30, 2007. The operating margin increased to 30.7% of revenue in the nine months ended September 30, 2008 compared to 25.8% in the nine months ended September 30, 2007.

Interest income decreased $3.4 million, or 41.6%, to $4.8 million in the nine months ended September 30, 2008 compared to $8.2 million in the nine months ended September 30, 2007, primarily due to a decrease in investment returns in the overall market and a more conservative investment strategy. Interest expense decreased $2.7 million, or 43.1%, to $3.6 million in the nine months ended September 30, 2008 compared to $6.3 million in the nine months ended September 30, 2007, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.3% in the nine months ended September 30, 2008 compared to 38.1% in the nine months ended September 30, 2007.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $136.7 million as of September 30, 2008 compared to $7.2 million as of December 31, 2007 and $10.3 million as of September 30, 2007. We also had short-term investments of $150.0 million as of September 30, 2008 compared to $303.4 million as of December 31, 2007 and $261.8 million as of September 30, 2007. The increase in our cash and cash equivalents and the decrease in our short-term investments as of September 30, 2008 compared to December 31, 2007 and September 30, 2007, were primarily due to the execution of a revised investment strategy focused on liquidity in response to uncertainty in the capital markets. In total, our cash and cash equivalents and short-term investments were $286.7 million as of September 30, 2008 compared to $310.6 million as of December 31, 2007 and $272.1 million as of September 30, 2007. The total amount of cash and cash equivalents and short-term investments as of September 30, 2008 was negatively impacted by a decrease in funds received from private education loans made to our students by third-party lenders. This negative impact was partially offset by a decrease in the amount spent to repurchase shares of our common stock.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. As of September 30, 2008, the balance recognized for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, was an asset of $16.5 million and the balance recognized for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, was a liability of $0.7 million.

We do not expect to make any contribution to the ESI Pension Plan in 2008.

Operations. Cash from operating activities increased $6.1 million to $59.0 million in the three months ended September 30, 2008 compared to $52.9 million in the three months ended September 30, 2007 primarily due to an increase in operating income and certain Title IV Program loan funds. The increase in operating cash flow was partially offset by:

•	a decrease in funds received from private education loans made to our students by third-party lenders; and
•	higher income tax payments primarily resulting from lower tax benefits from the exercise of stock options.

Cash from operating activities decreased $21.9 million to $90.1 million in the nine months ended September 30, 2008 compared to $112.0 million in the nine months ended September 30, 2007, primarily due to:

•	a decrease in funds received from private education loans made to our students by third-party lenders; and
•	higher income tax payments primarily resulting from lower tax benefits from the exercise of stock options.

The decrease in cash from operating activities was partially offset by:

•	an increase in operating income;
•	an increase in certain Title IV Program loan funds; and
•	the timing of payroll payments.

See “—Student Financing Update” below for a discussion of the impact on our liquidity and cash flows from operations as a result of increases in internally funded student financing.

Accounts receivable less allowance for doubtful accounts was $33.3 million as of September 30, 2008 compared to $16.4 million as of September 30, 2007. Days sales outstanding was 12.1 days at September 30, 2008 compared to 6.9 days at September 30, 2007. Both increases were primarily due to increases in internally funded student financing. We believe that our days sales outstanding could increase further during the remainder of 2008, primarily due to increases in internally funded student financing.

Investing. In the three months ended September 30, 2008, we spent $3.9 million to renovate, expand or construct buildings at 14 of our locations, compared to $2.8 million for similar expenditures at eight facilities in the three months ended September 30, 2007. In the nine months ended September 30, 2008, we spent $1.5 million to purchase a parcel of land on which we are building a facility and $15.6 million to purchase, renovate, expand or construct buildings at 17 of our locations compared to $11.5 million for similar expenditures at 14 facilities in the nine months ended September 30, 2007. We do not currently intend to purchase any additional properties or facilities during the remainder of 2008, but we do expect to incur additional expenditures to continue renovating, expanding and constructing facilities.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$4.3 million in the three months ended September 30, 2008 compared to $4.4 million in the three months ended September 30, 2007; and
•	$12.1 million in the nine months ended September 30, 2008 compared to $11.3 million in the nine months ended September 30, 2007.

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

Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of September 30, 2008, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 3.31% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of September 30, 2008.

The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Credit Agreement, and that certain representations and warranties contained in the Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of September 30, 2008.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Number of shares	184,700	829,100	1,049,700	2,359,000
Total cost	$15,971	$87,316	$87,774	$228,079
Average price per share	$86.47	$105.31	$83.62	$96.68

The shares that remained available for repurchase under the Repurchase Program were 3,972,100 as of September 30, 2008. We may repurchase additional shares of our common stock under the Repurchase Program, from time to time, in the future depending on market conditions and other considerations.

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

The increased internally funded financing that we are providing to our students could further negatively impact our liquidity and exposes us to new and greater credit risk. Internally funded financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations in 2008. In addition, we have the risk of collection with respect to our internally funded financing, which could continue to cause us to increase our allowance for doubtful accounts in 2008 compared to prior year periods and result in an increase in our bad debt expense as a percentage of revenue in 2008 compared to prior year periods. We believe that our bad debt expense as a percentage of revenue for the full year of 2008 will exceed the historical range of 1% to 3%. Increases in our bad debt expense in 2008 will continue to result in increased student services and administrative expenses in 2008 compared to prior year periods.

Further, increases in internally funded financing will continue to increase our accounts receivable and our days sales outstanding in 2008 compared to prior year periods. We believe that our days sales outstanding in 2008 will continue to exceed the historical range of six to eight days.

In our experience so far in 2008, lenders have continued to make Title IV Program loans to our students. We have, however, prepared our institutes in the event that our students need to access the William D. Ford Federal Direct Loan Program for Title IV Program loans in the future.

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2008:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$153,334	$33,789	$56,191	$37,786	$25,568
Long-term debt, including scheduled interest payments	$158,687	$4,964	$153,723	$--	$--
Total	$312,021	$38,753	$209,914	$37,786	$25,568

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the amounts outstanding under the facilities as of September 30, 2008 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 15 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2008, the total face amount of those surety bonds was approximately $19.5 million.

In October 2007, we entered into the RSA with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. The RSA was terminated effective February 22, 2008, such that no private education loans have been made under the RSA after that date. Our recorded liability related to the RSA as of September 30, 2008 was not material. Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligation under the RSA will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSA.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three and nine months ended September 30, 2008.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2008, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

You should carefully consider the risks and uncertainties we describe in both our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Reports on Form 10-Q before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and current report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA, called the Higher Education Opportunity Act (“HEOA”), made significant changes to the requirements governing the Title IV Programs, including changes that, among other things:

•	regulate non-federal, private education loans;
•	regulate the relationship between institutions and lenders that make education loans;
•	increase the annual maximum amount and availability of Pell grants;
•	increase the amount of financial aid available to active military personnel and family members;
•

revise the calculation of the student default rate on the Federal Family Education Loan (“FFEL”) and the William D. Ford Federal Direct Loan (“FDL”) program loans attributed to an institution and the threshold rate at which sanctions will be imposed against an institution;

•	adjust the types of revenue that an institution is deemed to have derived from Title IV Programs and the sanctions imposed on an institution that derives too much revenue from Title IV Programs;
•	increase the type and amount of information that an institution must disclose to current and prospective students and the public; and
•	increase the types of policies and practices that an institution must adopt and follow.

Some of the changes to the requirements governing the Title IV Programs will increase our administrative burden, but we do not believe that the increased burden will have a material adverse effect on our operations.

In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. In May 2008, the U.S. Congress enacted the Ensuring Continued Access to Student Loans Act of 2008 (“Continued Access Act”) which, among other things:

•	increased the annual and total amount of certain Title IV Program loans that students can receive;
•	expanded student eligibility for, and potentially increased the amount of funds available to fund grants under, certain Title IV Programs;
•	expanded parent eligibility and created payment deferment options for parent loans under the Title IV Programs; and
•	authorized the ED to purchase certain Title IV Program loans from lenders until July 1, 2009 (which period was extended until July 1, 2010 by the U.S. Congress in September 2008).

We believe that most of the changes to the Title IV Programs in the Continued Access Act are positively impacting our students’ ability to fund their educational expenses.

Although the Continued Access Act was intended to encourage third-party lenders to continue to provide, or to begin to again provide, FFEL program loans, we cannot assure you that it will have its intended effect or that our students will be able to continue to obtain FFEL program loans from third-party lenders. All of our institutes are prepared to participate in the FDL program in the event our students are unable to obtain FFEL program loans from third-party lenders. As a result, we do not believe that our students’ loss of access to FFEL program loans from third-party lenders would have a material adverse effect on our cash flows, financial condition or operations.

Numerous changes to the HEA may result from other laws that may be passed, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make.  Since a significant percentage of our revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our institutes or students to participate in Title IV Programs could have a material adverse effect on our financial condition, results of operations and cash flows.

If one or more of our institutes lost its eligibility to participate in Title IV Programs, or if the U.S. Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for the students at the affected institutes. We cannot assure you that one or more private organizations would be willing to provide loans to students attending those institutes or that the interest rate and other terms of those loans would be as favorable as for Title IV Program loans. In addition, the private organizations could require us to guarantee all or part of this assistance on terms that are less favorable to us than our guarantee obligation under the RSA, and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

Legislative action may also increase our administrative costs and burden and require us to modify our practices in order for our institutes to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2008:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2008 through July 31, 2008	--	$--	--	4,156,800
August 1, 2008 through August 31, 2008	184,700	86.47	184,700	3,972,100
September 1, 2008 through September 30, 2008	--	--	--	3,972,100
Total	184,700	$86.47	184,700

_____________________________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 3,972,100 as of September 30, 2008. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

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

Date: October 23, 2008

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2008 second fiscal quarter report on Form 10-Q)
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350