Form 10-K
period 2008-12-31
ITT EDUCATIONAL SERVICES INC
filed 2009-02-18
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number        1-13144

ITT EDUCATIONAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2061311
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13000 North Meridian Street

Carmel, Indiana	46032-1404
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (317) 706-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE, INC.

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

$3,201,983,231

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2008 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

38,822,389

Number of shares of Common Stock, $.01 par value, outstanding at January 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual Meeting	PART III

of Shareholders to be held May 5, 2009

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2008

- i -

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

Overview

We are a leading for-profit provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2008, we were offering master, bachelor and associate degree programs to approximately 62,000 students. As of December 31, 2008, we had 105 institutes and nine learning sites located in 37 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In 2008, we began operations at eight new institutes. In 2009, we plan to begin operations at six to eight new locations. In 2008, we continued our efforts to diversify our program offerings by developing residence and online programs at different levels in technology and non-technology fields of study that we intend to offer at our institutes. Most of our residence associate degree and bachelor degree programs are being taught in residence on campus on a three-day-per-week class schedule or under our hybrid education delivery model, pursuant to which certain program courses are taught in residence on campus and others may be taught either entirely online over the Internet or partially online over the Internet and partially in residence on campus (the “Hybrid Delivery Model”). Our overall expansion plans include:

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

Increase the Number of Programs Offered at Existing Institutes.We intend to continue increasing the number of programs that we offer at our existing institutes. Our objective is to offer multiple programs at each institute. Our existing institutes provide significant potential for the introduction of our current programs at a broader number of institutes. We believe that introducing our current programs at additional existing institutes will attract more students. In 2008, we added a total of 190 programs among 71 existing institutes, and in 2009 we intend to add approximately 250 of our current programs among approximately 95 existing institutes. We currently offer one or more of our online programs to students in 48 states and the District of Columbia. We intend to expand the number of our online programs offered in each state in 2009.

Develop Additional Programs. In 2008, we continued our efforts to diversify our program offerings by developing new residence and online programs in both technology and non-technology fields of study. In 2009, we plan to continue developing additional residence and online programs in technology and non-technology fields of study. The new programs are expected to involve a variety of disciplines and be at the associate and bachelor degree levels. We intend to develop both a residence and online version of many of the new programs. We believe that offering new programs can attract a broader base of students, motivate current students to extend their studies and help us improve the utilization of our facilities.

Extend Total Program Duration. In 2008, we increased the number of our institutes that offer bachelor degree programs from 73 to 87. In 2009, we intend to increase the number of our institutes that offer bachelor degree programs to approximately 95. The average combined total program time that students are enrolled in one or more of our programs has increased over time as a result of:

•	a portion of the graduates of our associate degree programs enrolling in bachelor degree programs at our institutes; and
•	a portion of our new students beginning their studies in bachelor degree programs, instead of first completing associate degree programs.

We believe that the average combined total program time of our students may increase further as we:

•	increase the number of our institutes offering bachelor degree programs;
•	add additional bachelor degree programs at our institutes; and
•	expand our online curricula offerings to include additional master degree programs.

Improve Student Outcomes.We strive to improve the graduation and graduate employment rates of our undergraduate students by providing academic and career services and dedicating administrative resources to these services.

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

	2008	2007	2006
New institutes	8	10	6
New learning sites	--	--	5
	8	10	11

We plan to begin operations at six to eight new locations in 2009. We will also continue to consider acquiring schools.

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

Programs of Study

As of December 31, 2008, we were offering 33 degree programs in various fields of study across the following schools of study:

•	information technology (“IT”);
•	electronics technology;
•	drafting and design;
•	business;
•	criminal justice; and
•	health sciences.

We design our programs to help graduates prepare for careers in various fields involving their education by offering students a broad-based foundation in a variety of skills used in those fields. The following table sets forth examples of various fields involving the subject matter of programs within a particular school of study in which graduates have obtained entry-level positions:

School of Study	Fields
Business	accounting
financial services
marketing and advertising
manufacturing
Drafting and Design	computer-aided drafting
electrical and electronics drafting
mechanical drafting
architectural and construction drafting
civil drafting
interior design
landscape architecture
multimedia communications
Electronics Technology	electronics product design and fabrication
communications
computer technology
industrial electronics
instrumentation
telecommunications
Criminal Justice	corrections
security and policing
investigations
cyber security
IT	network administration
technical support
network technology
systems technology

Graduates of the programs in the school of health sciences are not included in the above table because we only began offering programs in that school in the last few years and, therefore, there were no graduates of those programs at the end of 2008. We believe that the graduates of our health sciences programs should obtain a variety of entry-level positions involving the subject matter of their programs of study.

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

Most of our programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates prepare for a changing economic and/or technological environment. A significant portion of most programs offered at our institutes involves practical study in a lab environment.

The learning objectives of most courses in each program of study are substantially the same among our institutes to provide greater uniformity and to better enable students to transfer, if necessary, to other institutes offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of our institutes establishes an advisory committee for each field of study taught at that institute, which is comprised of representatives of local employers. These advisory committees assist our institutes in assessing curricula, equipment and laboratory design, and updating the curricula. In addition to courses directly related to a student's program of study, our programs also include general education courses in the humanities, composition, mathematics, the sciences and the social sciences.

Tuition for a student entering an undergraduate residence program in December 2008 for 36 quarter credit hours (the minimum course load of a full-time student for an academic year at traditional two- and four-year colleges) is $16,584 for all of our undergraduate residence programs, except as adjusted in some states to reflect applicable taxes and fees. We typically adjust the tuition for our programs of study at least annually. The majority of students attending residence programs at our institutes lived in that institute's metropolitan area prior to enrollment. We do not provide any student housing.

Student Recruitment

We strive to attract students with the motivation and ability to complete the career-oriented educational programs offered by our institutes. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our institutes and the programs they offer. These activities include television, Internet and other media advertising, direct mailings and high school presentations. We employ approximately 1,400 full- and part-time recruiting representatives to assist in local recruiting efforts.

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

Student Admission and Retention

We strive to admit incoming students who have the ability to complete their chosen programs of study. We require all applicants for admission to any of our institutes' programs of study to have a high school diploma or a recognized equivalent. Depending on the program of study and the institute, applicants may also be required to pass an admission examination or possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution. The following table sets forth our student demographics as of December 31, 2008:

	Approximate Percent of Student Census
Student Demographics	December 31, 2008	December 31, 2007
Age
19 or less	13%	15%
20 through 24	37%	38%
25 through 30	26%	25%
31 or over	24%	22%
Gender
Male	76%	77%
Female	24%	23%
Race
Caucasian	51%	53%
Minority (1)	49%	47%

(1)	Based on applicable federal classifications.

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

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our institutes to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 82% of the Employable Graduates (as defined below) from our institutes' programs during 2007 either obtained employment by April 30, 2008, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. Employable Graduates include all of the graduates from our institutes, except for those graduates who:

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

Based on information from graduates and employers who responded to our inquiries, the reported annualized salaries initially following graduation averaged approximately $32,400 for the Employable Graduates of our institutes’ programs who graduated in 2007 and obtained employment by April 30, 2008, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. The average annual salary initially following graduation for our Employable Graduates may vary significantly among our institutes depending on local employment conditions and each Employable Graduate’s background, prior work experience and willingness to relocate. Initial employers of Employable Graduates from our institutes’ programs include small, medium and large companies and governmental agencies.

Faculty

We hire faculty members in accordance with criteria established by us, the accrediting commission that accredits our institutes and the state education authorities that regulate our institutes. We hire faculty with related work experience and/or academic credentials to teach most technical subjects. Faculty members at each institute typically include the chairperson for each school or program of study and various categories of instructors, including full-time and adjunct.

Administration and Employees

Each of our institutes is managed by a director who has overall responsibility for the operation of the institute. The administrative staff of each institute also includes a director of recruitment, a director of finance, a registrar, a dean and a director of career services. As of December 31, 2008, we had approximately 4,620 full-time and 3,960 part-time employees. None of our employees are represented by labor unions.

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

Competition

The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our institutes compete for students with associate, bachelor and graduate degree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on:

•	the quality and reliability of the institution’s programs and student services;
•	the reputation of the institution and its programs and student services;
•	the type and cost of the institution’s programs;
•	the employability of the institution’s graduates;
•	the ability to provide easy and convenient access to the institution’s programs and courses;
•	the quality and experience of the institution’s faculty; and
•	the time required to complete the institution’s programs.

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

Federal and Other Financial Aid Programs

In 2008, we indirectly derived approximately 73% of our revenue determined on an accrual accounting basis (or 72% determined on a cash accounting basis as defined by the ED’s regulations) from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). Our institutes' students also rely on unaffiliated private loan programs, family contributions, personal savings, employment, state financial aid programs, scholarships and other resources to pay their educational expenses. The primary Title IV Programs from which the students at our institutes receive grants, loans and other aid to fund the cost of their education include:

•	the Federal Family Education Loan (the “FFEL”) program, which represented, in aggregate, approximately 59% of our revenue in 2008;
•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 13% of our revenue in 2008; and
•

the Federal Work-Study (the “Work-Study”) program, which makes federal funds available to provide part-time employment to students and under which approximately 450 of our institutes’ students were employed and approximately $2,903,000 in student wages were paid by our institutes in 2008.

The Work-Study program requires our institutions to make a 25% matching contribution for all of the federal funds the institution receives from the ED under that program. In 2008, our 25% matching contribution amounted to approximately $726,000.

In 2008, approximately 10% of our revenue was from internal student financing, and approximately 8% was from unaffiliated private education loan programs. The internal student financing that we have provided has and could continue to negatively impact our cash flows from operations, expose us to greater credit risk, and increase our bad debt expense and days sales outstanding. In addition, we are financially responsible for certain loans made to students or their parents under an unaffiliated private education loan program. This program was terminated effective February 22, 2008. We do not believe that our financial responsibility with respect to those loans will have a material adverse affect on our financial condition, results of operations or cash flows.

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

The purposes of these standards are to:

•	limit institutional dependence on Title IV Program funds;
•	prevent institutions with unacceptable student loan default rates from participating in Title IV Programs; and
•	in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility.

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Twenty-nine of our 105 institutes are main campuses and the remaining 76 of our institutes are additional locations. Each of the nine learning sites of our institutes is also an additional location under the ED’s regulations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2008, all 105 of our institutes and all nine learning sites of our institutes participated in Title IV Programs.

As of December 31, 2008, we operated one or more institutes in 37 states and our institutes recruited students in the remaining 13 states and the District of Columbia. Each of our institutes must be authorized by the applicable SAs to operate. The state laws and regulations that we must comply with in order to obtain authorization from the SAs are numerous and complex. As of December 31, 2008, each of our institutes had received authorization from one or more SAs. In addition, some states require an institute to be in operation for a period of up to two years before that institute can be authorized to grant degrees. Institutes that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing institutes to the bachelor and/or master degree level requires the approval of the applicable SAs and the ACICS. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or to obtain authorization to operate in some states. If any one of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. Closing multiple institutes for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of our institutes are accredited by the ACICS, which is an accrediting commission recognized by the ED. The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution's success with respect to student achievement, as measured by rates of program completion, passing of state licensing examinations and graduate employment. During 2008, the ACICS evaluated 41 of our institutes for initial grants of accreditation or the renewal of their current grants of accreditation. As of December 31, 2008, of those 41 institutes, the ACICS had granted initial accreditation to eight institutes and reaccredited 33 institutes. None of our institutes are on probation with the ACICS, but two institutes are subject to an outcomes review with respect to student retention by the ACICS. Under the ACICS standards, an institute that is subject to a financial or outcomes review must periodically report its results in those areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish a branch campus or learning site. We do not believe that these limitations will have a material adverse effect on our expansion plans.

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

Each of the institutes and learning sites that we added from 2006 through 2008 constitutes an additional location under the ED’s regulations. The HEA requires a for-profit institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location and receives all of the necessary SA and accrediting commission approvals for that location, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless the institution will offer at least 50% of an entire educational program at that location and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

•	the institution is provisionally certified to participate in Title IV Programs;
•	the institution receives Title IV Program funds under the ED’s reimbursement or cash monitoring payment method;
•	the institution acquired the assets of another institution that provided educational programs at that location during the preceding year and participated in Title IV Programs during that year;
•

the institution would be subject to loss of eligibility to participate in Title IV Programs, because the additional location lost its eligibility to participate in Title IV Programs as a result of high student loan cohort default rates under the FFEL and/or the William D. Ford Federal Direct Loan (“FDL”) programs; or

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

The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current ED certifications of our institutes range from four years to six years and expire over the period from March 31, 2009 to September 30, 2013.

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

The internal audit function of our compliance department reviews our institutes' compliance with Title IV Program requirements and conducts an annual compliance review of each of our institutes. The review addresses numerous compliance areas, including:

•	student tuition refunds and return of Title IV Program funds;
•	student academic progress;
•	student admission;
•	graduate employment;
•	student attendance; and
•	student financial aid applications.

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

Shareholder Information

We make the following materials available free of charge through our website at www.ittesi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Exchange Act:

•	our annual reports on Form 10-K and all amendments thereto;
•	our quarterly reports on Form 10-Q and all amendments thereto;
•	our current reports on Form 8-K and all amendments thereto; and
•	various other filings that we make with the SEC.

We also make the following materials available free of charge through our website at www.ittesi.com:

•	our Corporate Governance Guidelines;
•	the charter for each of the Academic, Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and
•	our Code of Business Conduct and Ethics (“Code”).

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2008, excluding certain of its exhibits;
•	our Corporate Governance Guidelines;
•	the charter for each of the Academic, Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and
•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Officer Certifications

Our Chief Executive Officer and our Chief Financial Officer each have made the certifications required to be filed with the SEC regarding the quality of our public disclosure. Those certifications are being filed with the SEC as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer submitted the required annual certification to the New York Stock Exchange (“NYSE”) in 2008 that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

Item 1A.	Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act (and Section 21E of the Exchange Act). These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2009 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

Risks Related to Our Highly Regulated Industry

Failure of our institutes to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our institutes. In 2008, we indirectly derived approximately 73% of our revenue determined on an accrual accounting basis (or approximately 72% determined on a cash accounting basis as defined by the ED regulations) from Title IV Programs. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate SAs, be accredited by an accrediting commission recognized by the ED and be certified as an eligible institution by the ED. As a result, our institutes are subject to extensive regulation by the ED, the SAs and the ACICS, which is an accrediting commission recognized by the ED. These regulatory requirements cover the vast majority of our operations, including our:

•	educational programs;
•	facilities;
•	instructional and administrative staff;
•	administrative procedures;
•	marketing;
•	student recruitment;
•	financial operations and financial condition;
•	addition of new institutes and learning sites;
•	addition of new, or expansion of existing, educational programs; and
•	changes in corporate structure and ownership.

Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we have 29 such institutions. We currently operate one or more institutes in 37 states and our institutes recruit students in the remaining 13 states and the District of Columbia. The ED, the SAs and the ACICS periodically revise their requirements and modify their interpretations of existing requirements. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether all of our institutes will be able to comply with all of the requirements in the future.

If our institutes failed to comply with any of these regulatory requirements, these agencies could:

•	impose monetary fines or penalties on our institutes;
•	terminate or limit our institutes’ operations or ability to grant degrees;
•	restrict or revoke our institutes’ accreditation;
•	limit, terminate or suspend our institutes’ eligibility to participate in Title IV Programs or state financial aid programs;
•	require our institutes to repay funds received under Title IV Programs or state financial aid programs;
•	require us to post a letter of credit with the ED;
•	subject our institutes to heightened cash monitoring by the ED;
•

transfer our institutes from the ED’s advance system of receiving Title IV Program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from the ED; and

•	subject us or our institutes to other civil or criminal penalties.

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. If any of our institutes lost its state authorization, the institute would be unable to offer postsecondary education and we would be forced to close the institute. If any of our institutes lost its accreditation, it would lose its eligibility to participate in Title IV Programs. If we could not arrange for alternative financing sources for the students attending that institute, we could be forced to close the institute. Closing multiple institutes could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business – Highly Regulated Industry.”

The following are some of the specific risk factors related to our highly regulated industry:

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA, called the Higher Education Opportunity Act (“HEOA”), made significant changes to the requirements governing the Title IV Programs, including changes that, among other things:

•	regulated non-federal, private education loans;
•	regulated the relationship between institutions and lenders that make education loans;
•	increased the annual maximum amount and availability of Pell grants;
•	increased the amount of financial aid available to active military personnel and family members;
•	revised the calculation of the student default rate on FFEL and FDL program loans attributed to an institution and the threshold rate at which sanctions will be imposed against an institution;
•	adjusted the types of revenue that an institution is deemed to have derived from Title IV Programs and the sanctions imposed on an institution that derives too much revenue from Title IV Programs;
•	increased the type and amount of information that an institution must disclose to current and prospective students and the public; and
•	increased the types of policies and practices that an institution must adopt and follow.

Some of the changes to the requirements governing the Title IV Programs have and will increase our administrative burden, but we do not believe that the increased burden will have a material adverse effect on our operations. Many of the provisions of HEOA were effective upon enactment, even though the ED has not yet promulgated regulations related to such provisions. If our efforts to comply with the provisions of HEOA are inconsistent with how the ED interprets those provisions in final regulations or otherwise, we may be found to be in noncompliance with such provisions and the ED could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to participate in Title IV Programs.

In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. In May 2008, the U.S. Congress enacted the Ensuring Continued Access to Student Loans Act of 2008 (“Continued Access Act”) which, among other things:

•	increased the annual and total amount of certain Title IV Program loans that students can receive;
•	expanded student eligibility for, and potentially increased the amount of funds available to fund grants under, certain Title IV Programs;
•	expanded parent eligibility and created payment deferment options for parent loans under the Title IV Programs; and

•	authorized the ED to purchase certain Title IV Program loans from lenders until July 1, 2009 (which period was extended until July 1, 2010 by the U.S. Congress in September 2008).

In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (“American Recovery Act”) which, among other things:

•	further increased the annual amount of funds available to fund grants under the Pell program;
•	increased the amount of funds available to provide part-time employment to students under the Work-Study program; and
•	increased the amount of, and expanded the eligibility for, federal income tax credits for higher education-related expenses.

We believe that most of the changes to the Title IV Programs in the Continued Access Act and the American Recovery Act have and will continue to positively impact our students’ ability to fund their educational expenses.

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

One or more of our institutes may lose its eligibility to participate in Title IV Programs, if its student loan default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Currently, the ED calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. The HEOA made significant changes to the calculation of student loan default rates and the threshold for an institution to lose its Title IV eligibility. Beginning with the calculation of institutions’ cohort default rates for the 2009 federal fiscal year, which are expected to be calculated and issued by the ED in 2012, the period for which students’ defaults will be included in an institution’s cohort default rate will be extended by one year, so that the formula will be the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the second succeeding federal fiscal year. We believe that institutions’ FFEL/FDL cohort default rates will increase as a result of the change in the formula, but we are unable to estimate with any degree of certainty the extent of any resulting increase in FFEL/FDL cohort default rates or whether any such increase will affect any of our campus groups’ participation in the Title IV Programs.

Each institution participating in the FFEL and/or the FDL programs receives a FFEL/FDL cohort default rate for each federal fiscal year based on defaulted FFEL and FDL program loans. A federal fiscal year is October 1 through September 30. Currently, an institution whose FFEL/FDL cohort default rate is:

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

Beginning with cohort default rates for federal fiscal year 2009, the cohort default rate for three consecutive federal fiscal years that triggers loss of eligibility to participate in FFEL, FDL and Pell programs increases from 25% to 30%. An institution can appeal its loss of eligibility due to high FFEL/FDL cohort default rates. During the pendency of any such appeal, the institution remains eligible to participate in the FFEL, FDL and Pell programs. If an institution continues its participation in the FFEL and/or FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FFEL and FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campus groups were subject to losing their eligibility to participate in the FFEL, FDL and Pell programs because of their FFEL/FDL cohort default rates, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campus groups’ participation in the FFEL and/or FDL programs during the pendency of those appeals, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The following table sets forth the range of our campus groups’ FFEL/FDL cohort default rates for the federal fiscal years indicated:

Federal Fiscal Year	FFEL/FDL Cohort Default Rate Range
2007 (a)	9.7% to 15.3%
2006 (b)	5.5% to 12.9%
2005	5.9% to 12.6%
2004	5.8% to 12.7%

(a) The most recent year for which the ED has published FFEL/FDL preliminary cohort default rates.
(b) The most recent year for which the ED has published FFEL/FDL official cohort default rates.

If an institution’s FFEL/FDL cohort default rate is 25% or greater in any of the three most recent federal fiscal years, the ED may place that institution on provisional certification status. The ED may more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s participation in Title IV Programs. None of our campus groups are provisionally certified to participate in Title IV Programs.

Current and future economic conditions in the United States could also adversely affect our cohort default rates. Increases in interest rates, declines in individuals’ incomes, and job losses for our students and graduates or their parents could contribute to higher default rates on student loans.

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

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our campus groups’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 2.5 in 2008 and 1.9 in 2007. Our composite score in 2008 was higher than in 2007 primarily due to a higher equity ratio. In 2008, we repurchased approximately 1.0 million shares of our common stock for approximately $87.8 million compared to approximately 2.7 million shares of our common stock for approximately $265.0 million in 2007. Share repurchases have the accounting effect of reducing our shareholders’ equity, which results in a lower equity ratio. Therefore, the lower amount of share repurchases in 2008 contributed to the higher equity ratio in that year compared to 2007.

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

The standards of most of the SAs and the ACICS limit a student’s obligation to an institution for tuition and fees, if a student withdraws from the institution (the “Refund Policies”). The specific standards vary among the SAs. Depending on when during an academic quarter a student withdraws and the applicable Refund Policies, in many instances the student remains obligated to the ITT Technical Institute for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. We have arranged for unaffiliated private funding sources to offer eligible students loans that can help replace any Title IV Program funds that are returned if any of those students withdraw. We cannot assure you that all of our affected students would be able to qualify for these types of loans. If these types of loans were unavailable, we could be unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by the Title IV Program funds that were returned, which, in the aggregate, could have a material adverse effect on our results of operations and cash flows.

One or more of our institutes may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high. Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution may be sanctioned if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue in a fiscal year from Title IV Programs. Due to legislative changes made by the HEOA, effective in 2008, if an institution exceeds the 90% threshold for any single fiscal year, the ED would place that institution on provisional certification status for the institution’s following two fiscal years, unless the institution’s participation in Title IV Programs ends sooner. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. Furthermore, if one of our institutions exceeded the 90% threshold for two consecutive fiscal years and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility.

For our 2008 fiscal year, none of our campus groups derived more than 75% of its applicable revenue on a cash accounting basis from Title IV Programs, with a range from approximately 62% to approximately 75%. Recent changes in federal law that increased Title IV Program grant and loan limits (and any additional increases in the future) may result in an increase in the percentage of revenue that we indirectly derive from Title IV Programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect our students’ employment circumstances could also increase their reliance on Title IV Program funds. Any such effects, however, may be mitigated by other provisions of the HEOA that allow institutions, when calculating their compliance with this revenue test, to exclude from their revenue derived from Title IV Programs for a three-year period the additional federal student loan amounts that became available starting in July 2008, and to include more revenue derived from non-Title IV Programs, such as revenue from institutional loans under certain circumstances.

We regularly monitor compliance with the 90/10 Rule to minimize the risk that any of our campus groups would derive more than the maximum allowable percentage of its applicable revenue from Title IV Programs for any fiscal year. If a campus group appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule, but we cannot assure you that we would be able to do this in a timely manner or at all. If any of our campus groups lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the institutes in that campus group, we would probably have to close those institutes, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure by one or more of our institutes to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institute’s participation in Title IV Programs, or loss of the institute’s eligibility to participate in Title IV Programs. To participate in Title IV Programs, an institution must satisfy criteria of administrative capability prescribed by the ED. These criteria include requirements that the institution:

•	demonstrate a reasonable relationship between the length of its programs and the entry-level job requirements of the relevant fields of employment;
•	comply with all of the applicable Title IV Program regulations prescribed by the ED;
•	have capable and sufficient personnel to administer the institution’s participation in Title IV Programs;
•	define and measure the satisfactory academic progress of its students within parameters specified by the ED;
•	provide adequate financial aid counseling to its students who receive Title IV Program funds; and
•	timely submit all required reports and financial statements to the ED.

If the ED determines that an institution is not capable of adequately administering its participation in any of the Title IV Programs, the ED could:

•	impose monetary fines or penalties on the institution;
•	require the institution to repay funds received under Title IV Programs;
•	transfer the institution from the advance method of payment of Title IV Program funds to heightened cash monitoring status or the reimbursement system of payment; or
•	limit or terminate the institution’s eligibility to participate in Title IV Programs.

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

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities. An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The ED’s regulations set forth 12 types of activities and payment arrangements that an institution may carry out without violating this HEA provision (the “Safe Harbors”). One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. We believe that we have compensated the applicable employees in accordance with this Safe Harbor and other Safe Harbors, but the law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, and the ED has stated that it will no longer entertain a request by an institution for the ED to review and assess its individual compensation plan. If the ED determined that an institution’s compensation practices violated these standards, the ED could subject the institution to monetary fines or penalties or other sanctions. Any substantial fine or penalty or other sanction could have a material adverse effect on our financial condition, results of operations and cash flows.

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

If we were involved in conflicts of interest with student loan lenders, we could be subject to penalties and otherwise suffer adverse impacts on our business.  Starting in 2007, the New York Attorney General, several other states’ attorneys general, the U.S. Congress and the ED have all investigated potential conflicts of interest between educational institutions and various lending organizations that provide student loans. Some of those investigations are ongoing, but several educational institutions and lending organizations have been implicated. Certain lenders and educational institutions that have been implicated have agreed to pay several million dollars in the aggregate to settle conflict of interest claims. While no allegations have been raised concerning our institutes, we have received requests for information and documentation from several states’ attorneys general and SAs. We have no reason to believe that any of our employees have engaged in improper conduct in this regard. If any such impropriety were found, we could be subject to financial penalties and other adverse consequences.

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

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. The operations of a number of companies in the postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U. S. Department of Justice (“DOJ”), the SEC, the ED, the SAs or other state agencies. These allegations, reviews and investigations and the accompanying adverse publicity could have a negative impact on our industry as a whole and on the market price of our common stock.

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

If the lenders who provide private education loans to our students were to end or reduce their programs and we were unable to timely identify alternative lenders for our students, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease. In 2008, we indirectly derived approximately 8% of our revenue from unaffiliated, private education loan programs that were made available to eligible students at our institutes to help fund a portion of the students’ cost of education. The vast majority of these private education loan programs were offered by three lenders. Recent adverse market conditions for consumer loans and student loans, including lenders’ increasing difficulties in reselling or syndicating student loan portfolios, have resulted and could continue to result in providers of private education loans reducing the availability of, or increasing the costs associated with, providing those loans to students. In particular, private education loans to students with low credit scores who would not otherwise be eligible for credit-based private education loans have become increasingly difficult to obtain. Prospective and current students may find that these increased financing costs make borrowing too expensive and cause them to abandon or delay their education. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our results of operations and cash flows.

We continue to seek arrangements with other unaffiliated lenders for them to provide private loans to our qualified students. The loan underwriting standards can vary significantly among lenders, which adversely affect the ability of some of our students to obtain private education loans. In addition, many lenders are not contractually bound to continue offering private education loans to our students and could terminate their private education loan programs at any time. If those lenders ended their private education loan programs or reduced the volume of loans made under the programs and we were unable to timely identify other lenders to make private education loans to our students and their parents on similar terms, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If we experience losses in excess of the amounts that we have reserved with respect to the significant amount of internal student financing that we have provided to our students, it could have a material adverse effect on our financial condition and results of operations. We offer a variety of payment plans to help students pay the portion of their cost of education that is not covered by financial aid or other funds. These balances are unsecured and not typically guaranteed. These balances have increased as a result of the number of our students who do not qualify for private education loans from third parties due to their prior credit history, and they could become more significant in the future. Increases in internal student financing adversely affect our cash flows and expose us to greater credit risk. Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amount we have reserved for bad debts could have a material adverse effect on our financial condition and results of operations.

High interest rates and tightening of the credit markets could adversely affect our ability to attract and retain students and could increase our risk exposure. Since much of the financing our students receive is tied to floating interest rates, higher interest rates cause a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our institutes and in our revenue. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program and private education loans. High default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs, trigger our recourse obligations with respect to those private education loans that are guaranteed by us and/or negatively affect the willingness of private lenders to make private education loan programs available to our students, which could result in a reduction in the number of students attending our institutes and could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, tighter credit markets have caused lenders to alter the terms of private education loans that they offer in ways that are not beneficial to our student and parent borrowers, such as:

•	changing the terms and pricing of their private education loans in ways that are less favorable to borrowers;
•	reducing or eliminating borrower benefits on private education loans; and
•

becoming more selective in originating private education loans, which could adversely impact the ability of borrowers with little or poor credit history to borrow the necessary funds to pay their cost of education.

As a result of those adverse effects on our students’ ability to finance their cost of education, our receivables could increase and/or our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows. Further, a tighter credit market could cause lenders to seek additional guarantees from us related to private education loans, which would increase our exposure to credit risk.

If the charge-off rate on private education loans that we have guaranteed is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, our guarantee obligation with respect to those loans may have a material adverse effect on us. We have entered into a risk sharing agreement (“RSA”) with an unaffiliated lender for private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Under the RSA, if more than a certain percentage of the private education loans, based on dollar volume, are charged off by the holder of those loans, we guarantee the repayment of any private education loans that are charged off above that percentage. The maximum potential future payments that we could be required to make pursuant to our guarantee obligations under the RSA are affected by:

•	the amount of the private education loans made under the RSA;
•	the fact that those loans will consist of a large number of loans of individually immaterial amounts;
•	the interest and fees associated with those loans;
•	the repayment performance of those loans; and
•	when during the life of those loans they are charged off.

As a result, we are not able to estimate the maximum potential future payments that we could be required to make under the RSA. Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligations under the RSA will have a material adverse effect on us. If, however, the charge-off rate on the loans that are subject to the RSA is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, we could be required to repay many more loans with higher balances than anticipated, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Competition could decrease our market share, cause us to reduce tuition or force us to increase spending. The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our institutes compete for students with degree- and nondegree-granting institutions, which include nonprofit public and private colleges and for-profit institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on the:

•	quality and reliability of the institution’s programs and student services;
•	reputation of the institution and its programs and student services;
•	type and cost of the institution’s programs;
•	employability of the institution’s graduates;
•	ability to provide easy and convenient access to the institution’s programs and courses;
•	quality and experience of the institution’s faculty; and
•	time required to complete the institution’s programs.

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

We may be unable to successfully complete or integrate future school acquisitions.We may consider selective acquisitions of other schools in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others:

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

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations. Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our institutes collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could subject us to costly claims or litigation, have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2008, we:

•	leased 90 facilities used by our institutes and learning sites;
•	owned 29 facilities used by our institutes; and
•	leased five facilities that are intended to be used by new institutes in 2009.

Our facilities are located in 37 states. None of the facilities owned by us is subject to a mortgage or other indebtedness.

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

No matters were submitted to a vote of the holders of our common stock during the fourth quarter of 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the “ESI” trading symbol. The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE's consolidated transaction reporting system.

	2008		2007
Fiscal Quarter Ended	High	Low	High	Low
March 31	$93.25	$42.24	$84.36	$66.37
June 30	$90.71	$45.72	$120.45	$81.54
September 30	$106.75	$74.57	$126.56	$93.37
December 31	$96.56	$62.77	$131.77	$83.76

There were 99 holders of record of our common stock on February 16, 2009.

We did not pay a cash dividend in 2008 or 2007. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

We did not sell any of our securities during the three months ended December 31, 2008 that were not registered under the Securities Act.   In January 2009, we credited 636 treasury shares of our common stock to the deferred share accounts of each of five non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan (the "Directors Deferred Compensation Plan") in payment of their annual retainer for 2009. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. In January 2009, we also issued 318 treasury shares of our common stock to one non-employee director under the Directors Deferred Compensation Plan in payment of his annual retainer for 2009. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

We did not purchase any shares of our common stock in the fourth quarter of 2008.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index and a Peer Issuer Group Index for the period from December 31, 2003 through December 31, 2008. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: American Public Education, Inc. (“APEI”), Apollo Group, Inc., Capella Education Company, Career Education Corp., Corinthian Colleges, Inc., DeVry, Inc., Grand Canyon Education, Inc. (“GCEI”), Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education. The Peer Issuer Group includes all of the peer issuers in the former peer issuer group, except for APEI and GCEI. APEI and GCEI became publicly traded companies in 2008.

Cumulative Total Return

(Based on $100 invested on December 31, 2003 and assumes

the reinvestment of all dividends)

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
ITT Educational Services, Inc.	100.00	101.23	125.85	141.30	181.54	202.21
Peer Issuer Group Index	100.00	105.27	82.74	65.37	103.34	109.05
Former Peer Issuer Group Index	100.00	105.27	82.74	65.37	103.34	109.58
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53

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

	Year Ended December 31,
	2008 (a)	2007 (a)	2006 (a)	2005	2004
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenue	$1,015,333	$869,508	$757,764	$688,003	$617,834
Cost of educational services	383,769	358,601	356,851	328,343	298,747
Student services and administrative expenses	303,693	268,876	219,820	193,003	174,396
Special legal and other investigation costs (b)	--	--	(430)	1,219	25,143
Total costs and expenses	687,462	627,477	576,241	522,565	498,286
Operating income	327,871	242,031	181,523	165,438	119,548
Interest income, net	1,894	2,455	8,104	8,853	3,834
Income before income taxes	329,765	244,486	189,627	174,291	123,382
Income taxes	126,793	92,894	71,111	64,579	48,119
Net income	$202,972	$151,592	$118,516	$109,712	$75,263
Earnings per share: (c)
Basic	$5.22	$3.77	$2.77	$2.38	$1.64
Diluted	$5.17	$3.71	$2.72	$2.33	$1.61

Other Operating Data (d):
Capital expenditures, net	$17,543	$15,514	$23,717	$21,334	$19,116
Facility expenditures and land purchases	$18,093	$12,589	$18,929	$25,145	$16,376
Number of students at end of period (unaudited)	61,983	53,027	46,896	42,985	40,876
Number of technical institutes at end
of period (unaudited)	105	97	87	81	77
Number of learning sites at end of
period (unaudited)	9	9	9	4	1
	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash
and investments	$375,928	$317,202	$357,439	$411,925	$356,516
Total current assets	$431,045	$349,823	$380,952	$437,008	$372,781
Property and equipment, less accumulated
depreciation	$166,671	$153,265	$148,411	$127,406	$98,746
Total assets (e)	$623,859	$540,953	$560,320	$592,491	$493,389
Total current liabilities	$264,553	$291,924	$284,505	$251,139	$233,101
Total long-term debt	$150,000	$150,000	$150,000	--	--
Total liabilities (e)	$436,008	$470,395	$456,375	$283,897	$258,315
Shareholders' equity (e)	$187,851	$70,558	$103,945	$308,594	$235,074

_____________________________

(a)

Effective January 1, 2006, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” ("SFAS No. 123R"), which requires us to expense the fair value of stock-based compensation awards. Prior to 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB Opinion No. 25") and related interpretations. If the stock-based compensation expense in the years ended December 31, 2008, 2007 and 2006 had been determined in accordance with APB Opinion No. 25, instead of SFAS No. 123R, we would have reported the following increases in certain selected financial data with respect to these years:

	Year Ended December 31,
	2008	2007	2006
Income before income taxes	$7,235	$5,100	$3,067
Income taxes	$2,785	$1,963	$1,181
Net income	$4,450	$3,137	$1,886
Earnings per share:
Basic	$0.11	$0.07	$0.04
Diluted	$0.11	$0.07	$0.04

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
(e)

As of December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("SFAS No. 158"), which requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. The adoption of this pronouncement affects the comparability of total assets, total liabilities and shareholders’ equity as of December 31, 2008, 2007 and 2006 to the amounts under the same captions as of the same date in prior years. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of our pension plans. The adoption of SFAS No. 123R, as discussed in footnote (a) above, also affects the comparability of shareholders’ equity as of December 31, 2008, 2007 and 2006 to the amounts under the same caption as of the same date in prior years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read with the Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

General

As of December 31, 2008, we operated 105 institutes and nine learning sites in 37 states, which were providing postsecondary education to approximately 62,000 students. We derive our revenue from tuition, the sale of tool kits and laptop computers, and fees charged to and paid by, or on behalf of, our students. Most students at our institutes pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs. In 2008, we indirectly derived approximately 73% of our revenue determined on an accrual accounting basis (or 72% of our revenue, determined on a cash accounting basis as defined by the ED’s regulations) from Title IV Programs.

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

In 2008, we continued to add program offerings among existing institutes and began operations at new institutes. We also continued our efforts to diversify our program offerings by developing residence and online programs at different degree levels in both technology and non-technology fields of study.

The following table sets forth select operating and growth statistics for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Additional program offerings	190	246	142
Number of institutes with additional program offerings	71	85	45
Began operations at:
New institutes	8	10	6
New learning sites	--	--	5
Institutes offering bachelor degree programs	87	73	59

In 2009, we intend to add approximately 250 of our current program offerings among approximately 95 existing institutes. We also plan to continue developing additional residence and online programs at different degree levels in technology and non-technology fields of study to be offered at our institutes. The new degree programs are expected to involve a variety of disciplines and be at the associate and bachelor degree levels. We intend to develop both a residence and online version of many of the new programs. In 2009, we intend to increase the number of our institutes that offer bachelor degree programs to approximately 95. We plan to begin operations at six to eight locations in 2009. Our new institutes generally incur a loss up to 24 months after the first class start date.

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

Recognition of Revenue. Tuition revenue is recorded on a straight-line basis over the length of the applicable course. If a student withdraws from an institute, the standards of most SAs that regulate our institutes, the ACICS and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when a student withdraws during an academic quarter. The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws. Generally, the greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter. We record revenue net of any refunds that result from any applicable Refund Policy. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.

Tuition revenue includes textbooks students use in their programs of study. We record the cost of these textbooks in prepaid expenses and other current assets and amortize the cost on a straight-line basis over the applicable course length. Laptop computer and tool kit sales, and the related cost of each, are recognized when the student receives the laptop computer or tool kit. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from a program of study at an institute.

The following table sets forth the composition of our revenue in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Tuition	98%	97%	96%
Other	2%	3%	4%

Other revenue included laptop computer and tool kit sales and student fees. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in our programs;
•	the length of a student’s enrollment;
•	the number of courses a student takes during each period of enrollment; and
•	the total number of students enrolled in our programs.

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

We use a binomial option pricing model to determine the fair value of all stock options granted on or after January 1, 2005, and we use the market price of our common stock to determine the fair value of restricted stock and restricted stock units (“RSUs”) granted. The fair value of the stock options granted prior to January 1, 2005 was determined using the Black-Scholes option pricing model. Various assumptions are used in the option pricing models to determine the fair value of the stock options. These assumptions are discussed in Note 2 of the Notes to Consolidated Financial Statements.

In the years ended December 31, 2008 and 2007, we granted stock options and RSUs to certain employees and directors. In 2006, we began granting restricted stock and RSUs, instead of stock options, to:

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

The following table sets forth the stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Stock-based compensation expense	$7,235	$5,100	$3,067
Income tax (benefit)	($2,785)	($1,963)	($1,181)
	$4,450	$3,137	$1,886

As of December 31, 2008, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $9.8 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately two years.

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

Income Taxes. Effective January 1, 2007, we adopted FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation requires the evaluation of whether it is more likely than not, based on the technical merits of a tax position, that the benefits resulting from the position will be realized by the company. Upon adoption of FIN 48, we recognized a decrease of approximately $3.4 million in the liability for unrecognized tax benefits, which was accounted for as an increase in retained earnings of $2.2 million as of January 1, 2007 and a reduction of federal tax benefits of $1.2 million.

Accounts Receivable and Allowance for Doubtful Accounts. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. The individual student balances of these receivables are insignificant. We record an allowance for doubtful accounts with respect to accounts receivable based on our historical collection experience. If our collection trends were to differ significantly from our historical collection experience, we would make a corresponding adjustment to our allowance for doubtful accounts.

In the second quarter of 2008, we began extending larger amounts of unsecured credit to our students due to a decrease in private education loans made to our students by third-party lenders. We categorized these receivables based on the students’ credit profiles and recorded an allowance for doubtful accounts based on historical collection experience related to amounts owed by our students with similar credit profiles.

When a student is no longer enrolled in a program of study at one of our institutes, we increase the allowance for doubtful accounts related to the former student’s receivable balance to reflect the amount we estimate will not be collected. The amount that we estimate will not be collected is based on a review of the historical collection experience for each institute, adjusted as needed to reflect other facts and circumstances. We review the collection activity after a student withdraws or graduates from an institute and will write off the accounts receivable if we conclude that collection of the balance is not probable.

Fair Value. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 became effective for us on January 1, 2008. This pronouncement did not have any effect on our consolidated financial statements, because we did not elect the fair value methodology under SFAS No. 159 for any of our financial instruments or other items that are not currently required to be measured at fair value.

Effective January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities measured on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures regarding fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit fair value measurements for assets and liabilities.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of 12/31/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(In thousands)
Cash Equivalents	$225,894	$222,394	$3,500	$--
Restricted Cash	10,385	10,385	--	--
Short-Term Investments	138,709	53,056	85,653	--
	$374,988	$285,835	$89,153	$--

We used quoted prices in active markets for identical assets as of the measurement date to value our financial assets that were categorized as Level 1. For assets that were categorized as Level 2, we used:

•	quoted prices for similar assets in active markets;
•	quoted prices for identical or similar assets in markets that were not active or in which little public information had been released;
•	inputs other than quoted prices that were observable for the assets; or
•	inputs that were principally derived from or corroborated by observable market data by correlation or other means.

As of January 31, 2009, we had liquidated $31.0 million of the assets that were categorized as Level 2 as of December 31, 2008 for amounts that were equivalent to the reported fair values of those assets.

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

Guarantees. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”), we recognize a liability for the fair value of a guarantee obligation upon its issuance. The fair market value of our guarantee of the payment of certain private loans previously made to our students by an unaffiliated lender was estimated based on historical charge off experience with respect to private loans made to our students and the present value of the expected cash flows that may result from the settlement of the guarantee obligation in the future. Although we believe our estimates are reasonable, deviations from our estimates could produce a materially different result.

Employee Pension Benefits. Effective December 31, 2008, we adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year end balance sheet. We utilized the pension measurements as of September 30, 2007 to determine the amount of the net periodic benefit cost allocated to the three month period ended December 31, 2007 for the transition to a calendar year end measurement date. We recognized a benefit of $0.3 million, net of income tax, in our retained earnings as of December 31, 2008 as a result of our adoption of the measurement date provisions of SFAS No. 158.

See also Note 9 of the Notes to Consolidated Financial Statements for a more detailed discussion of our pension plans and assumptions.

New Accounting Pronouncements

Effective November 15, 2008, we adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. 140-4 and FIN 46(R)-8”), which requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP No. 140-4 and FIN 46(R)-8 became effective for our fiscal year ended December 31, 2008. We did not have any transactions which required disclosure under this guidance.

Also in December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB No. 161” (“FSP No. 133-1 and FIN 45-4”), which requires additional disclosures for credit derivatives and certain guarantees. The disclosures required by this guidance that relate to credit derivatives and certain guarantees became effective for our fiscal year ended December 31, 2008. We did not have any transactions which required disclosure under this guidance.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”), which clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 is effective commencing with our first fiscal quarter of 2009. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective commencing with our first fiscal quarter of 2009. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 is effective commencing with our first fiscal quarter of 2009. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements, because we do not have any nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective commencing with our first fiscal quarter of 2009. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In December 2007, the FASB revised and replaced SFAS No. 141, “Business Combinations,” with SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination. SFAS No. 141(R) applies to any of our business combinations or acquisitions that occur after December 31, 2008.

In November 2007, FASB’s Emerging Issues Task Force issued 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective commencing with our first fiscal quarter of 2009 and applies to arrangements in existence as of the effective date. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The following table sets forth our revenue for the periods indicated:

	Quarterly Revenue
	(Dollars in thousands)
	2008		2007		2006
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$234,850	23.1%	$204,170	23.5%	$176,315	23.3%
June 30	246,411	24.3%	216,982	25.0%	185,569	24.5%
September 30	254,273	25.0%	217,932	25.0%	189,667	25.0%
December 31	279,799	27.6%	230,424	26.5%	206,213	27.2%
Total for Year	$1,015,333	100.0%	$869,508	100.0%	$757,764	100.0%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of educational services	37.8%	41.3%	47.1%
Student services and administrative expenses	29.9%	30.9%	28.9%
Operating income	32.3%	27.8%	24.0%
Interest income, net	0.2%	0.3%	1.0%
Income before income taxes	32.5%	28.1%	25.0%

The following table sets forth our total student enrollment as of the dates indicated:

	Total Student	Increase Over
As of December 31,	Enrollment	Prior Year
2008	61,983	16.9%
2007	53,027	13.1%
2006	46,896	9.1%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated:

	Total New Student	Increase Over
Year Ended December 31,	Enrollment	Prior Year
2008	65,313	19.6%
2007	54,593	9.3%
2006	49,935	10.8%

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

The following table sets forth the rates of our students’ persistence for the periods indicated:

Year	March 31	June 30	September 30	December 31
2008	76.1%	73.9%	72.5%	76.5%
2007	78.0%	74.7%	72.4%	77.3%
2006	75.8%	73.7%	71.2%	76.2%

Changes that we made to how we deliver certain program courses, primarily those courses taught either entirely or partially online over the Internet, have impacted our students’ persistence over the past several years.  Student retention is typically lower in the courses that we teach online over the Internet compared to the courses that we teach in residence on campus. Our students’ persistence decreased as a result of teaching certain courses online over the Internet.  In the second quarter of 2006, we began modifying the academic qualifications for students to take online courses, which led to year-over-year improvements in our students’ persistence in each quarter of 2007 compared to the same quarter in 2006.  The decrease in our students’ persistence in the first quarter of 2008 compared to the same period in 2007 was primarily due to a change in our 2008 academic calendar, which eliminated a break in classes in the first quarter of 2008 compared to the first quarter of 2007.  We believe that this change in the academic calendar resulted in approximately 500 additional student withdrawals occurring in the first quarter of 2008 than would have occurred if we had not changed the academic calendar. The decrease in our students’ persistence in the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to a higher number of students who graduated in the academic quarter that ended in March 2008 compared to the academic quarter that ended in March 2007. The decrease in our students’ persistence in the three months ended December 31, 2008 compared to the same period in 2007 was primarily due to the increase in the number of students who graduated in the academic quarter that ended in November 2008 compared to the academic quarter that ended in December 2007.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007. Revenue increased $145.8 million, or 16.8%, to $1,015.3 million in the year ended December 31, 2008 compared to $869.5 million in the year ended December 31, 2007, primarily due to:

•	an average 12.5% increase in total student enrollment in each academic quarter beginning in 2008 compared to 2007; and
•	a 5.0% increase in tuition rates in March 2008.

The increase in student enrollment was primarily due to:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2007;
•	new programs of study offered by our institutes; and
•	operating new institutes.

Cost of educational services increased $25.2 million, or 7.0%, to $383.8 million in the year ended December 31, 2008 compared to $358.6 million in the year ended December 31, 2007, primarily due to:

•	increased costs associated with operating new institutes; and
•	the costs required to service the increased total student enrollment.

The increase in cost of educational services was partially offset by:

•	greater efficiencies in the operation of our institutes;
•	lower amortization expense due to certain assets becoming fully amortized in 2007; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 350 basis points to 37.8 % in the year ended December 31, 2008 from 41.3% in the year ended December 31, 2007, primarily due to:

•	greater efficiencies in the operation of our institutes;
•	benefit costs increasing at a lower rate than the increase in revenue; and
•	decreased costs associated with decreased sales of laptop computers.

The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes.

Student services and administrative expenses increased $34.8 million, or 12.9%, to $303.7 million in the year ended December 31, 2008 compared to $268.9 million in the year ended December 31, 2007. The principal causes of this increase included:

•	an increase in bad debt expense associated with increases in internal student financing;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in media advertising expenditures.

The increase in student services and administrative expenses was partially offset by an increase in direct marketing costs that were capitalized.

Student services and administrative expenses decreased to 29.9% of revenue in the year ended December 31, 2008 compared to 30.9% of revenue in the year ended December 31, 2007, primarily due to media advertising costs and benefits costs increasing at a lower rate than the increase in revenue. The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 4.3% in the year ended December 31, 2008 compared to 2.1% in the year ended December 31, 2007, primarily as a result of increases in internal student financing.

Operating income increased $85.8 million, or 35.5%, to $327.9 million in the year ended December 31, 2008 compared to $242.0 million in the year ended December 31, 2007. The operating margin was 32.3% in the year ended December 31, 2008 and 27.8% in the year ended December 31, 2007.

Interest income decreased $4.2 million, or 39.5%, to $6.5 million in the year ended December 31, 2008 compared to $10.7 million in the year ended December 31, 2007, primarily due to a decrease in investment returns in the overall market, a more conservative investment strategy and lower average investment balances. Interest expense decreased $3.7 million, or 44.4%, to $4.6 million in the year ended December 31, 2008 compared to $8.3 million in the year ended December 31, 2007, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.4% in the year ended December 31, 2008 compared to 38.0% in the year ended December 31, 2007.

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

Cost of educational services as a percentage of revenue decreased 580 basis points to 41.3% in the year ended December 31, 2007 from 47.1% in the year ended December 31, 2006, primarily due to operating efficiencies arising from the utilization of existing facilities to accommodate increases in resident student enrollment resulting from the modifications made to the Hybrid Delivery Model. In addition, improved student persistence resulted in increased revenue without a corresponding increase in costs. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes and learning sites.

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

Interest income increased $2.3 million, or 27.3%, to $10.7 million in the year ended December 31, 2007 compared to $8.4 million in the year ended December 31, 2006. Interest expense increased $8.0 million to $8.3 million in the year ended December 31, 2007 compared to $0.3 million in the year ended December 31, 2006 primarily due to borrowing under our revolving credit agreement.

Our combined federal and state effective income tax rate was 38.0% in the year ended December 31, 2007 compared to 37.5% in the year ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $226.3 million as of December 31, 2008 compared to $7.2 million as of December 31, 2007. We also had investments in marketable securities of $138.7 million as of December 31, 2008 compared to $303.4 million as of December 31, 2007. The increase in our cash and cash equivalents and the decrease in our investments were primarily due to the execution of a revised investment strategy focused on liquidity in response to uncertainty in the capital markets. In total, our cash and cash equivalents and investments were $365.0 million as of December 31, 2008 compared to $310.6 million as of December 31, 2007. The total amount of cash and cash equivalents and investments as of December 31, 2008 was negatively impacted by a decrease in funds received from private education loans made to our students by third-party lenders, which led us to increase the amount of our internal student financing. This negative impact was offset by a decrease in the amount spent to repurchase shares of our common stock in 2008 compared to 2007.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded a liability of $1.1 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.7 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Consolidated Balance Sheet as of December 31, 2008. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan (the "Pension Plans"), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. Total pension benefit in the year ended December 31, 2008 was $0.6 million, including a $1.5 million settlement loss, compared to a pension benefit of $1.1 million in the year ended December 31, 2007. Total pension expense was $0.3 million in the year ended December 31, 2006, including a $0.7 million curtailment gain. In 2009, we expect our pension expense to be approximately $1.6 million.

In 2008, we contributed $1.3 million to the ESI Excess Pension Plan and made no contributions to the ESI Pension Plan. No contributions were made to either Pension Plan in 2007 and we do not expect to make any contributions to either of the Pension Plans in 2009.

See Note 9 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Pension Plans.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. In 2008 and 2007, we indirectly derived our revenue, determined on an accrual basis of accounting, from the following sources:

	Percent
Source of funds	2008	2007
Title IV Programs	73%	63%
Internal student financing	10%	--
Unaffiliated, private education loan programs	8%	29%
Other	9%	8%
Total	100%	100%

On a cash accounting basis, as defined by the ED’s regulations, we indirectly derived approximately 72% of our revenue from Title IV Programs in 2008 compared to 61% in 2007 and 57% in 2006.

Under a provision of the HEA commonly referred to as the “90/10” Rule, a for-profit institution, such as each of our campus groups, must not derive more than 90% of its applicable revenue in a fiscal year, on a cash accounting basis, from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, that institution would be placed on provisional certification status for the institution’s following two fiscal years. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. In our 2008 and 2007 fiscal years, none of our campus groups derived more than approximately 75% of its revenue, on a cash accounting basis, from Title IV Programs.

Currently, under the HEA, an institution may also lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages. An institution whose FFEL/FDL cohort default rate is 25% or greater for three consecutive federal fiscal years or greater than 40% for one federal fiscal year loses its eligibility to participate in certain Title IV Programs for at least two federal fiscal years. The following table sets forth the range of our campus groups’ FFEL/FDL cohort default rates for the federal fiscal years indicated:

Federal Fiscal Year	FFEL/FDL Cohort Default Rate Range
2007 (a)	9.7% to 15.3%
2006 (b)	5.5% to 12.9%
2005	5.9% to 12.6%
2004	5.8% to 12.7%
(a)	The most recent year for which the ED has published FFEL/FDL preliminary cohort default rates.
(b)	The most recent year for which the ED has published FFEL/FDL official cohort default rates.

See “Risk Factors – Risks Related to our Highly Regulated Industry – One or more of our institutes may lose its eligibility to participate in Title IV Programs, if its student loan default rates are too high.”

Federal regulations affect the timing of our receipt and disbursements of Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For our institutes, the payment period is an academic quarter. Prior to February 2006, institutions were not allowed to disburse the first installment of an FFEL or FDL program loan to a first-year undergraduate student who was a first-time borrower until 30 days after the student began his or her course of study. Beginning in February 2006, this 30-day period was eliminated for institutions whose FFEL/FDL cohort default rates are less than 10% for the three most recent federal fiscal years for which the ED has published those rates. The majority of our campus groups satisfied this requirement in 2008, 2007 and 2006. We continued to disburse Title IV Program funds to other students ten days before the start of each academic quarter.

Operations. Cash from operating activities decreased $5.3 million to $173.0 million in the year ended December 31, 2008 compared to $178.3 million in the year ended December 31, 2007, primarily due to a decrease in funds received from private education loans made to our students by third-party lenders and higher income tax payments. The decrease in cash from operating activities was partially offset by increases in operating income and certain Title IV Program loan funds.

Accounts receivable less allowance for doubtful accounts was $29.8 million as of December 31, 2008 compared to $15.1 million as of December 31, 2007. Days sales outstanding increased 3.8 days to 9.8 days at December 31, 2008 compared to 6.0 days at December 31, 2007. Both increases were primarily due to increases in internal student financing resulting from the reduction in the availability of third-party private education loans for our students.

In the year ended December 31, 2007, cash from operating activities increased $14.4 million to $178.3 million compared to $163.9 million in the year ended December 31, 2006, primarily due to an increase in net income which was partially offset by delays in the receipt of certain student loan funds.

Investing. In the year ended December 31, 2008, we spent $18.1 million:

•	to renovate, expand or construct buildings at 19 of our locations totaling $9.8 million;
•	to purchase two facilities for $6.8 million; and
•	to purchase one parcel of land for $1.5 million on which we built a facility.

In the year ended December 31, 2007, we spent $12.6 million:

•	to renovate, expand or construct buildings at 15 of our locations totaling $7.0 million;
•	to purchase two facilities for $4.1 million; and
•	to purchase one parcel of land for $1.5 million on which we built a facility.

In the year ended December 31, 2006, we spent $18.9 million:

•	to renovate, expand or construct buildings at 12 of our locations totaling $17.4 million; and
•	to purchase one parcel of land for $1.5 million on which we built a facility.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $17.5 million in 2008, $15.5 million in 2007 and $23.7 million in 2006. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We plan to continue to upgrade and expand current facilities and equipment during 2009. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 17, 2007, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a single lender (the “Lender”) to borrow up to $160.0 million under two revolving credit facilities: one in the maximum principal amount of $50 million; and the other in the maximum principal amount of $110 million. Borrowings under the Credit Agreement are used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, SAs and the ACICS.

Both revolving credit facilities under the Credit Agreement mature on July 1, 2010. The borrowings under each credit facility may be secured or unsecured at our election, provided that we have not defaulted under the Credit Agreement, in which case, any borrowings made on a secured basis must remain secured. Cash equivalents and investments held in a pledged account serve as the collateral for any secured borrowings under the Credit Agreement.

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Credit Agreement, and that certain representations and warranties contained in the Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of December 31, 2008.

Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (the “LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of December 31, 2008, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.59% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of December 31, 2008.

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

The following table sets forth our share repurchase activity during 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Repurchase authorization at beginning of period	5,021,800	2,681,100	3,287,700
Additional repurchase authorization	--	5,000,000	5,000,000
Number of shares repurchased	(1,049,700)	(2,659,300)	(5,606,600)
Repurchase authorization at end of period	3,972,100	5,021,800	2,681,100

Total cost of shares repurchased (in millions)	$87.8	$265.0	$363.0
Average cost per share	$83.62	$99.65	$64.74

From January 30, 2009 through February 13, 2009, we repurchased 263,300 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $33.4 million or at an average cost per share of $126.90.

Proceeds from the exercise of stock options were $3.2 million in the year ended December 31, 2008 compared to $31.0 million in the year ended December 31, 2007 and $23.0 million in the year ended December 31, 2006. Excess tax benefits from the exercise of stock options were $1.2 million in the year ended December 31, 2008 compared to $37.5 million in the year ended December 31, 2007 and $14.3 million in the year ended December 31, 2006.

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

Student Financing Update. As previously disclosed, primarily as a result of tighter credit markets, in 2008 we provided increased internal financing to our students who failed to qualify for private education loans made by third-party lenders. This led to increases in our bad debt expense as a percentage of revenue and days sales outstanding, and a decrease in our cash flows from operating activities, in 2008 as compared to 2007.

We intend to continue providing internal financing to our students who fail to qualify for private education loans made by third-party lenders in 2009. We may also enter into additional risk sharing or other guarantee arrangements with third-party lenders in order to help our students qualify for private education loans from those third-party lenders. We believe that the amount of internal student financing that we may need to provide to our students in 2009 will be approximately $75 million, based on:

•

the increased amount of grants, loans and other federal financial aid that will be available to our students under the Title IV Programs in 2009 under the Continued Access Act and the American Recovery Act; and

•	the information that we have obtained to date regarding the current underwriting standards used by the lenders that offer private education loans to our students.

As a result, we believe that days sales outstanding in 2009 will range from 15 to 20 days and bad debt expense as a percentage of revenue in 2009 will be in the range of 4% to 6%.

In our experience so far in 2009, lenders have continued to make Title IV Program loans to our students. We have, however, prepared our institutes in the event that our students need to access the FDL programs for Title IV Program loans in the future.

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$162,705	$36,456	$58,699	$42,042	$25,508
Long-term debt, including scheduled interest payments	$151,326	$884	$150,442	$--	$--
Total	$314,031	$37,340	$209,141	$42,042	$25,508

The long-term debt represents our revolving credit facilities under the Restated Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of December 31, 2008 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 15 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2008, the total face amount of those surety bonds was approximately $19.7 million.

In October 2007, we entered into a risk sharing agreement (“RSA”) with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources did not cover. Under the RSA, if more than a certain percentage of those private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. The RSA was terminated effective February 22, 2008, such that no private education loans will be made under the RSA after that date. Our recorded liability related to the RSA as of December 31, 2008 was not material. Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligation under the RSA will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of the RSA.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the return on our investments and the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Our investments consist primarily of government and government agency obligations, marketable debt securities and variable rate demand notes. We estimate that the market risk associated with these investments can best be measured by a potential decrease in the fair value of these investments from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of marketable securities would not be material.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the year ended December 31, 2008.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-25 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2008, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of December 31, 2008.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, (“ICFR”) as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated February 18, 2009, which appears on page F-2 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our audit committee members and financial expert, code of ethics and disclosure of delinquent Section 16 filers is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

The following is the current biographical information with respect to our directors, our nominees for director and our executive officers. Unless otherwise specified, the occupation of each individual has been the same for the past five years.

Kevin M. Modany, age 42, has served as our Chairman since February 2008 and as our Chief Executive Officer since April 2007. He has also served as our President since April 2005. From April 2005 through March 2007, Mr. Modany also served as our Chief Operating Officer. From January 2003 through May 2005, he served as our Chief Financial Officer. From July 2002 through April 2005, Mr. Modany served as a Senior Vice President of ours. Mr. Modany has been a Director of ours since July 2006.

John F. Cozzi, age 47, has served as a managing director of AEA Investors LP, a private equity firm, since January 2004. Mr. Cozzi has been a Director of ours since October 2003.

John E. Dean, age 58, is an attorney who has specialized in higher education law since April 1985. Mr. Dean has been a partner at the Law Offices of John E. Dean since June 2005. He was a partner of the Dean Blakey law firm from June 2002 through May 2005. Mr. Dean has also served as a principal of Washington Partners, LLC, a public affairs firm, since June 2002. Mr. Dean has been a Director of ours since December 1994.

James D. Fowler, Jr., age 64, served as senior vice president and director, human resources of ITT Industries, Inc., an industrial, commercial machinery and equipment company now known as ITT Corporation, from November 2000 until his retirement in October 2002. Mr. Fowler has been a Director of ours since April 1994.

Joanna T. Lau, age 50, has served as chairperson and chief executive officer of Lau Acquisition Corporation (doing business as LAU Technologies), a management consulting and investment firm, since March 1990. She is also a director of DSW Inc. Ms. Lau has been a Director of ours since October 2003.

Samuel L. Odle, age 59, has served as president and chief executive officer of Methodist Hospital (“MH”) and Indiana University Hospital (“IUH”) and executive vice president of Clarian Health Partners (“Clarian”), an Indianapolis-based private, non-profit healthcare organization comprised of MH, IUH and Riley Hospital for Children, since July 2004. Mr. Odle served as chief administrative officer of MH and senior vice president of Clarian from January 1997 through June 2004. Mr. Odle has been a Director of ours since January 2006.

Vin Weber, age 56, has been a partner at Clark & Weinstock Inc. (“C&W”), a management and public policy consulting firm, since 1994 and the chief executive officer of C&W since 2007. He is also a director of Lenox Group, Inc. Mr. Weber has been a Director of ours since December 1994.

John A. Yena, age 68, has served as chairman of the board of Johnson & Wales University (“J&W”), a postsecondary educational institution, since June 2004. Mr. Yena served as president and chief executive officer of J&W from June 1989 through May 2004. He is also a director of Bancorp Rhode Island, Inc. Mr. Yena has been a Director of ours since May 2006.

David E. Catalano, age 43, has served as our Senior Vice President, Business Development since November 2007. Mr. Catalano served as chief executive officer of Midwest Bankers Holdings, Inc., a commercial lending and advisory firm, from September 1996 through October 2007.

Jeffrey R. Cooper, age 57, has served as our Senior Vice President, Chief Compliance Officer since November 2004. Mr. Cooper served as vice president of Great American Financial Resources, Inc. (“GAFRI”), the annuity and life insurance operations of American Financial Group, from June 1999 through October 2004, and as chief compliance officer of GAFRI from June 1997 through October 2004.

Clark D. Elwood, age 48, has served as a Senior Vice President of ours since December 1996, as our Secretary since October 1992 and as our General Counsel since May 1991.

Nina F. Esbin, age 52, has served as our Senior Vice President, Human Resources since January 2004.

Eugene W. Feichtner, age 53, has served as our Senior Vice President, Operations since March 2004. From March 2002 through February 2004, he served as our Vice President, National Operations Director.

Daniel M. Fitzpatrick, age 49, has served as our Senior Vice President, Chief Financial Officer since June 2005. From July 1998 through May 2005, he served as senior vice president and controller of Education Management Corporation, a provider of postsecondary education.

June M. McCormack, age 59, has served as our President, Online Division since May 2008. Ms. McCormack served as executive vice president, servicing, information technology and sales marketing of SLM Corporation (“SLM”) from October 2005 through December 2007, as executive vice president, servicing and sales marketing of SLM from June 2004 through September 2005, and as executive vice president guarantor services and sales marketing from April 2001 through May 2004.

Glenn E. Tanner, age 61, has served as Senior Vice President, Marketing since April 2007. From October 2002 through March 2007, he served as our Vice President, Marketing.

Martin Van Buren, age 41, has served as our Senior Vice President, Chief Information Officer since April 2008. From January 2004 through March 2008, he served as our Vice President, Information Technology.

Item 11.	Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements:

Page No. In

This Filing

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2008, 2007 and 2006 appear on page F-24 of this Annual Report.

3.	Quarterly Financial Results for 2008 and 2007 (unaudited) appear on page F-25 of this Annual Report.

4.	Exhibits:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2008. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2008.

The effectiveness of our ICFR as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.:

In our opinion, the consolidated financial statementslisted in the index appearing under Item 15.1present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiariesat December 31, 2008and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-1. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Notes 9 and 1 to the consolidated financial statements, the Company changed the manner in which it accounts for employee pension benefits in 2008 and 2006 and uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 18, 2009

F - 2

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$226,255	$7,228
Short-term investments	138,709	303,360
Restricted cash	10,405	6,061
Accounts receivable, less allowance for doubtful accounts of $16,064 and $5,378	29,779	15,132
Deferred income taxes	12,104	7,418
Prepaid expenses and other current assets	13,793	10,624
Total current assets	431,045	349,823

Property and equipment, net	166,671	153,265
Direct marketing costs, net	22,973	20,567
Other assets	3,170	17,298
Total assets	$623,859	$540,953

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,815	$45,120
Accrued compensation and benefits	21,133	16,137
Accrued income taxes	14,976	6,028
Other current liabilities	11,423	11,512
Deferred revenue	162,206	213,127
Total current liabilities	264,553	291,924

Long-term debt	150,000	150,000
Deferred income taxes	1,504	11,754
Other liabilities	19,951	16,717
Total liabilities	436,008	470,395
Commitments and contingent liabilities (Note 10)	--	--
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904
issued	541	541
Capital surplus	135,655	127,017
Retained earnings	732,107	531,363
Accumulated other comprehensive (loss)	(13,384)	(3,417)
Treasury stock, 15,352,376 and 14,375,582 shares, at cost	(667,068)	(584,946)
Total shareholders’ equity	187,851	70,558
Total liabilities and shareholders’ equity	$623,859	$540,953

The accompanying notes are an integral part of the consolidated financial statements.

F - 3

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue	$1,015,333	$869,508	$757,764
Costs and expenses:
Cost of educational services	383,769	358,601	356,851
Student services and administrative expenses	303,693	268,876	219,390
Total costs and expenses	687,462	627,477	576,241
Operating income	327,871	242,031	181,523
Interest income	6,505	10,747	8,444
Interest (expense)	(4,611)	(8,292)	(340)
Income before provision for income taxes	329,765	244,486	189,627
Provision for income taxes	126,793	92,894	71,111
Net income	$202,972	$151,592	$118,516
Earnings per share:
Basic	$5.22	$3.77	$2.77
Diluted	$5.17	$3.71	$2.72
Weighted average shares outstanding:
Basic	38,881	40,268	42,722
Diluted	39,243	40,883	43,629

The accompanying notes are an integral part of the consolidated financial statements.

F - 4

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$202,972	$151,592	$118,516
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	22,230	23,249	21,641
Provision for doubtful accounts	43,286	18,599	10,862
Deferred income taxes	(8,450)	(6,737)	(1,906)
Excess tax benefit from stock option exercises	(1,158)	(37,480)	(14,289)
Stock-based compensation expense	7,235	5,100	3,067
Pension settlement and amortization of prior service costs	1,554	--	--
Changes in operating assets and liabilities:
Restricted cash	(4,350)	(6,087)	(27)
Accounts receivable	(57,933)	(24,364)	(6,240)
Direct marketing costs, net	(2,406)	1,061	(4,138)
Accounts payable	9,695	(2,828)	(8,153)
Accrued income taxes	10,163	37,969	27,206
Other operating assets and liabilities	1,042	7,252	(9,390)
Deferred revenue	(50,921)	10,965	26,708
Net cash flows from operating activities	172,959	178,291	163,857
Cash flows from investing activities:
Facility expenditures and land purchases	(18,093)	(12,589)	(18,929)
Capital expenditures, net	(17,543)	(15,514)	(23,717)
Proceeds from sales and maturities of investments	1,085,559	1,963,447	1,637,322
Purchase of investments	(920,480)	(2,071,800)	(1,434,639)
Net cash flows from investing activities	129,443	(136,456)	160,037
Cash flows from financing activities:
Proceeds from revolving borrowings	--	--	150,000
Excess tax benefit from stock option exercises	1,158	37,480	14,289
Proceeds from exercise of stock options	3,241	31,002	22,960
Repurchase of common stock	(87,774)	(264,994)	(362,973)
Net cash flows from financing activities	(83,375)	(196,512)	(175,724)
Net change in cash and cash equivalents	219,027	(154,677)	148,170
Cash and cash equivalents at beginning of period	7,228	161,905	13,735
Cash and cash equivalents at end of period	$226,255	$7,228	$161,905
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$123,223	$59,624	$43,898
Interest	$5,036	$7,854	$--
Non-cash financing activities:
Issuance of treasury stock for Directors compensation	$60	$60	$119

The accompanying notes are an integral part of the consolidated financial statements.

F - 5

ITT EDUCATIONAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2005	54,069	$541	$65,973	$392,420	($6,016)	(8,378)	($144,324)	$308,594
Net income				118,516				118,516
Other comprehensive income:
Minimum pension liability, net of $3,883 of income tax					6,016			6,016
Comprehensive income								124,532
Adoption of SFAS No. 158, net of $4,215 of income tax					(6,533)			(6,533)
Exercise of stock options				(37,034)		923	59,994	22,960
Tax benefit from exercise of stock options			14,289					14,289
Stock-based compensation			3,067					3,067
Common shares repurchased						(5,607)	(362,973)	(362,973)
Issuance of shares for Directors’ compensation				(153)		4	272	119
Restricted stock awards and shares tendered for taxes				(1,901)		29	1,791	(110)
Balance as of December 31, 2006	54,069	541	83,329	471,848	(6,533)	(13,029)	(445,240)	103,945
Effect of adoption of FIN 48				2,169				2,169
Balance as of January 1, 2007	54,069	541	83,329	474,017	(6,533)	(13,029)	(445,240)	106,114
Net income				151,592				151,592
Other comprehensive income:
Amortization of pension loss, net of $227 of income tax					351			351
Net actuarial pension gain, net of $1,784 of income tax					2,765			2,765
Comprehensive income								154,708
Exercise of stock options			(77)	(94,246)		1,314	125,325	31,002
Tax benefit from exercise of stock options			38,588					38,588
Stock-based compensation			5,100					5,100
Common shares repurchased						(2,659)	(264,994)	(264,994)
Issuance of shares for Directors’ compensation						1	60	60
Restricted stock cancellations and shares tendered for taxes			77			(2)	(97)	(20)
Balance as of December 31, 2007	54,069	541	127,017	531,363	(3,417)	(14,375)	(584,946)	70,558
Net income				202,972				202,972
Other comprehensive income:
Amortization of prior service cost, net of $10 of income tax					17			17
Net actuarial pension loss, net of $7,237 of income tax					(11,212)			(11,212)
Pension settlement loss, net of $599 of income tax					928			928
Unrealized gain					428			428
Comprehensive income								193,133
Prior service costs, net of $83 of income tax					(128)			(128)
Adoption of SFAS No. 158 change in pension measurement date, net of $210 of income tax				325				325
Exercise of stock options				(2,528)		75	5,769	3,241
Tax benefit from exercise of stock options			1,201					1,201
Stock-based compensation			7,235					7,235
Common shares repurchased						(1,050)	(87,774)	(87,774)
Issuance of shares for Directors’ compensation				(25)		1	85	60
Restricted stock cancellations			202			(3)	(202)	--
Balance as of December 31, 2008	54,069	$541	$135,655	$732,107	($13,384)	(15,352)	($667,068)	$187,851

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1.	Business and Significant Accounting Policies

Business. We are a leading for-profit provider of postsecondary education in the United States based on revenue and student enrollment. As of December 31, 2008, we were offering master, bachelor and associate degree programs to approximately 62,000 students and had 105 institutes and nine learning sites located in 37 states. All of our institutes are authorized by the applicable educational authorities of the states in which they operate and are accredited by an accrediting commission recognized by the United States Department of Education (“ED”). We have provided career-oriented programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

Basis of Presentation. The consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany balances and transactions are eliminated upon consolidation. Certain reclassifications have been made in the consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income, total shareholders’ equity or cash flows.

Use of Estimates. The preparation of these consolidated financial statements, in accordance with GAAP, includes estimates and assumptions that are determined by our management. Actual results could differ materially from the estimates. Significant accounting estimates and assumptions are used for, but not limited to: the allowance for doubtful accounts; useful lives of tangible and intangible assets; self insurance; pension liabilities; stock-based compensation; unrecognized tax benefits and litigation exposures.

Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash. Title IV Program funds and certain other monies transferred to us by electronic funds transfer are subject to holding restrictions, generally from three to seven days, before they can be drawn into our cash account. The funds subject to these holding periods are identified as restricted cash until they are applied to the students' accounts. In addition, a Maryland education regulation requires us to maintain an escrow account as a condition to operating our institute in Owings Mills, MD. The funds in this escrow account are considered restricted cash and classified as other assets. The balance of this escrow account was $559 as of December 31, 2008 and $553 as of December 31, 2007.

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

Accounts Receivable and Allowance for Doubtful Accounts. We extend unsecured credit to our students for tuition and fees and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. The individual student balances of these receivables are insignificant. We record an allowance for doubtful accounts with respect to accounts receivable based on our historical collection experience. If our collection trends were to differ significantly from our historical collection experience, we would make a corresponding adjustment to our allowance for doubtful accounts.

In the second quarter of 2008, we began extending larger amounts of unsecured credit to our students due to a decrease in private education loans made to our students by third-party lenders. We categorized these receivables based on the students’ credit profiles and recorded an allowance for doubtful accounts based on historical collection experience related to amounts owed by our students with similar credit profiles.

When a student is no longer enrolled in a program of study at one of our institutes, we increase the allowance for doubtful accounts related to the former student’s receivable balance to reflect the amount we estimate will not be collected. The amount that we estimate will not be collected is based on a review of the historical collection experience for each institute, adjusted as needed to reflect other facts and circumstances. We review the collection activity after a student withdraws or graduates from an institute and will write off the accounts receivable if we conclude that collection of the balance is not probable.

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

Direct marketing costs on our Consolidated Balance Sheets totaled $50,798 at December 31, 2008 and $48,058 at December 31, 2007, less accumulated amortization of $27,825 at December 31, 2008 and $27,491 at December 31, 2007.

Insurance Liabilities. We record liabilities and related expenses for medical, workers compensation and other insurance in accordance with the contractual terms of the insurance policies. We record the total liabilities that are estimable and probable as of the reporting date for our insurance liabilities that we self-insure. The accounting for our self-insured arrangements involves estimates and judgments to determine the liability to be recorded for reported claims and claims incurred but not reported. We consider our historical experience in determining the appropriate insurance reserves to record. If our current insurance claim trends were to differ significantly from our historic claim experience, however, we would make a corresponding adjustment to our insurance reserves.

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

Guarantees. In accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”), we recognize a liability for the fair value of a guarantee obligation upon its issuance. The fair market value of our guarantee of the payment of certain private loans previously made to our students by an unaffiliated lender was estimated based on historical charge off experience with respect to private loans made to our students and the present value of the expected cash flows that may result from the settlement of the guarantee obligation in the future.

Treasury Stock. Repurchases of outstanding shares of our common stock are recorded at cost. Treasury stock issued in fulfillment of stock-based compensation awards or other obligations is accounted for under the last in, first out method.

In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we record “losses” from the sale of treasury stock that exceed previous net “gains” from the sale of treasury stock as a charge to retained earnings.

Fair Value and Credit Risk of Financial Instruments. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 became effective for us on January 1, 2008. This pronouncement did not have any effect on our consolidated financial statements, because we did not elect the fair value methodology under SFAS No. 159 for any of our financial instruments or other items that are not currently required to be measured at fair value.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of 12/31/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash Equivalents	$225,894	$222,394	$3,500	$--
Restricted Cash	10,385	10,385	--	--
Short-Term Investments	138,709	53,056	85,653	--
	$374,988	$285,835	$89,153	$--

We used quoted prices in active markets for identical assets as of the measurement date to value our financial assets that were categorized as Level 1. For assets that were categorized in Level 2, we used:

•	quoted prices for similar assets in active markets;

•	quoted prices for identical or similar assets in markets that were not active or in which little public information had been released;
•	inputs other than quoted prices that were observable for the assets; or
•	inputs that were principally derived from or corroborated by observable market data by correlation or other means.

As of January 31, 2009, we had liquidated $31,000 of the assets that were categorized as Level 2 as of December 31, 2008 for amounts that were equivalent to the reported fair values of those assets.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Investments classified as available-for-sale are recorded at their market value.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities.  As of December 31, 2008, the carrying value of our long-term debt was $150,000 and the estimated fair value was approximately $149,000.

Financial instruments that potentially subject us to credit risk consist primarily of accounts receivable and interest-bearing investments. The credit risk of our accounts receivable is relatively minor due to the large number of individual student balances that make up this amount. Our interest-bearing investments generally consist of high-quality securities issued by various entities and major financial institutions.

Recognition of Revenue. Tuition revenue is recorded on a straight-line basis over the length of the applicable course. If a student withdraws from an institute, the standards of most state education authorities that regulate our institutes, the accrediting commission that accredits our institutes and our own internal policy limit a student’s obligation for tuition and fees to the institute depending on when a student withdraws during an academic quarter (“Refund Policies”). The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic quarter that has elapsed at the time the student withdraws. Generally, the greater the portion of the academic quarter that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institute for the tuition and fees related to that academic quarter. We record revenue net of any refunds that result from any applicable Refund Policy. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.

Tuition revenue includes textbooks students use in their programs of study. We record the cost of these textbooks in prepaid expenses and other current assets and amortize the cost of textbooks on a straight-line basis over the applicable course length. Laptop computer and tool kit sales, and the related cost of each, are recognized when the student receives the laptop computer or tool kit. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. If a student withdraws from an institute, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from a program of study at an institute.

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

We generally issue shares of our common stock from treasury shares upon the exercise of stock options. As of December 31, 2008, 15,352,376 shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we are unable to determine at this point how many shares we will repurchase over the next 12 months. See Note 3 for additional disclosures regarding our stock repurchases.

Operating Leases. We lease our non-owned facilities under operating lease agreements. Common provisions within our operating lease agreements include:

•	renewal options, which can be exercised after the initial lease term;
•	rent escalation clauses;
•	tenant improvement allowances; and
•	rent holidays.

We record the rent expense associated with each operating lease agreement evenly over the term of the lease in accordance with SFAS No. 13, “Accounting for Leases.” The difference between the amount of rent expense recorded and the amount of rent actually paid is recorded as accrued rent, which is included in other liabilities, on our Consolidated Balance Sheets.

Income Taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities.

Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. This interpretation requires the evaluation of whether it is more likely than not, based on the technical merits of a tax position, that the benefits resulting from the position will be realized by the company. Upon adoption of FIN 48, we recognized a decrease of approximately $3,391 in the liability for unrecognized tax benefits, which was accounted for as an increase in retained earnings of $2,169 as of January 1, 2007 and a reduction of federal tax benefits of $1,222.

We record interest and penalties related to unrecognized tax benefits in income tax expense.

Earnings Per Common Share. Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Shares:
Weighted average number of shares
of common stock outstanding	38,881	40,268	42,722
Shares assumed issued (less shares
assumed purchased for treasury) for
stock-based compensation	362	615	907
Outstanding shares for diluted
earnings per share calculation	39,243	40,883	43,629

A total of 396,226 shares for fiscal year 2008, 14,146 shares for fiscal year 2007 and 30,000 shares for fiscal year 2006 have been excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

New Accounting Pronouncements.

Effective November 15, 2008, we adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. 140-4 and FIN 46(R)-8”), which requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP No. 140-4 and FIN 46(R)-8 became effective for our fiscal year ended December 31, 2008. We did not have any transactions which required disclosure under this guidance.

Also in December 2008, the FASB issued FSP No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB No. 161” (“FSP No. 133-1 and FIN 45-4”), which requires additional disclosures for credit derivatives and certain guarantees. The disclosures required by this guidance that relate to credit derivatives and certain guarantees became effective for our fiscal year ended December 31, 2008. We did not have any transactions which required disclosure under this guidance.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”), which clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 is effective commencing with our first fiscal quarter of 2009. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective commencing with our first fiscal quarter of 2009. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 is effective commencing with our first fiscal quarter of 2009. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements, because we do not have any nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective commencing with our first fiscal quarter of 2009. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In December 2007, the FASB revised and replaced SFAS No. 141, “Business Combinations,” with SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination. SFAS No. 141(R) applies to any of our business combinations or acquisitions that occur after December 31, 2008.

In November 2007, FASB’s Emerging Issues Task Force issued 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective commencing with our first fiscal quarter of 2009 and applies to arrangements in existence as of the effective date. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

2.	Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•

2006 ITT Educational Services, Inc. Equity Compensation Plan – Awards may be granted to our employees and directors under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (“2006 Equity Compensation Plan”) in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units and other stock-based awards as defined in the plan. The maximum number of shares of our common stock that may be issued pursuant to awards under this plan is 4,000,000. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by three shares. As of December 31, 2008, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

•

1999 Outside Directors Stock Option Plan – A maximum of 500,000 shares of our common stock were available to be issued upon the exercise of nonqualified stock options granted to non-employee directors under the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”).

•

1997 ITT Educational Services, Inc. Incentive Stock Plan– A maximum of 8,100,000 shares of our common stock were available to be issued upon the exercise of stock options and pursuant to other forms of awards under the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”), but no more than 20% of the total number of shares on a cumulative basis could have been used for restricted stock or performance share awards. A maximum of 1.5% of our outstanding shares of common stock could have been issued annually, with any unissued shares available to be issued in later years.

No additional awards have been or will be granted after May 9, 2006 under the 1999 Directors Stock Plan or the 1997 Stock Plan.

The stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated were as follows:

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expense	$7,235	$5,100	$3,067
Income tax (benefit)	($2,785)	($1,963)	($1,181)

We did not capitalize any stock-based compensation cost in the years ended December 31, 2008, 2007 and 2006.

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

As of December 31, 2008, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $9,835, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately two years.

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

Under the 1997 Stock Plan, the stock options granted typically vest and become exercisable in three equal annual installments commencing with the first anniversary of the date of grant. The maximum term of any stock option granted under the 1997 Stock Plan was 10 years and two days from the date of grant.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Year Ended December 31, 2008
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,468,993	$50.25	$73,816
Granted	177,543	86.83	15,416
Forfeited	(3,584)	60.27	(216)
Exercised	(75,435)	42.96	(3,241)
Expired	(6,000)	10.83	(65)
Outstanding at end of period	1,561,517	$54.89	$85,710	4.7 years	$62,603
Exercisable at end of period	1,227,314	$46.86	$57,516	4.2 years	$59,055

_____________________________

(1)

The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on December 31, 2008, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Shares subject to stock options granted	177,543	245,362	80,500
Weighted average grant date fair value	$36.83	$30.05	$22.31
Shares subject to stock options exercised	75,435	1,313,746	922,043
Intrinsic value of stock options exercised	$3,165	$100,544	$37,273
Proceeds received from stock options exercised	$3,241	$31,002	$22,960
Tax benefits realized from stock options exercised	$1,201	$38,588	$14,289

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price. The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rates	2.7%	4.5% - 4.8%	4.3%
Expected lives (in years)	4.0	4.7	4.0
Volatility	53%	35%	42%
Dividend yield	None	None	None

Restricted Stock and RSUs. Under the 1997 Stock Plan, restricted shares awarded were subject to a restriction period set by the Compensation Committee of our Board of Directors, during which time the shares may not be sold, transferred, assigned or pledged. For restricted stock awards issued under the 1997 Stock Plan, the restriction period ends on the third anniversary of the date of grant. Under the 2006 Equity Compensation Plan, restricted shares and RSUs awarded are subject to a restriction period of at least: (a) three years in the case of a time-based period of restriction; and (b) one year in the case of a performance-based period of restriction. All restricted shares and RSUs awarded under the 2006 Equity Compensation Plan as of December 31, 2008 have a time-based restriction period that ends on the third anniversary of the date of grant, except for one grant of 18,249 RSUs made in 2007 which has a time-based restriction period that ends on the fifth anniversary of the date of grant.

The following table sets forth the number of shares of restricted stock and RSUs that were granted, forfeited and vested in the period indicated:

	Year Ended December 31, 2008
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	22,672	$61.02	58,097	$84.40
Granted	--	--	43,778	81.32
Forfeited	(3,232)	60.83	(6,796)	84.93
Vested	--	--	--	--
Unvested at end of period	19,440	$61.05	95,079	$82.95

No shares of restricted stock or RSUs vested during the year ended December 31, 2008.

3.	Stock Repurchases

Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our share repurchase program (the “Repurchase Program”):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

As of December 31, 2008, 3,972,100 shares remained available for repurchase under the Repurchase Program. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Year Ended December 31,
	2008	2007
Number of shares	1,049,700	2,659,300
Total cost	$87,774	$264,994
Average price per share	$83.62	$99.65

From January 30, 2009 through February 13, 2009, we repurchased 263,300 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $33,414 or at an average cost per share of $126.90.

4.	Debt

On December 17, 2007, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a single lender (the “Lender”) to borrow up to $160,000 under two revolving credit facilities: one in the maximum principal amount of $50,000; and the other in the maximum principal amount of $110,000. Borrowings under the Credit Agreement are used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by various education authorities that regulate us.

Both revolving credit facilities under the Credit Agreement mature on July 1, 2010. The borrowings under each credit facility may be secured or unsecured at our election, provided that we have not defaulted under the Credit Agreement, in which case, any borrowings made on a secured basis must remain secured. Cash equivalents and investments held in a pledged account serve as the collateral for any secured borrowings under the Credit Agreement.

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include an absence of default by us, as defined in the Credit Agreement, and that certain representations and warranties contained in the Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of December 31, 2008.

Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (the “LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of December 31, 2008, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.59% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of December 31, 2008.

We recognized interest expense on our borrowings of $4,559 in the year ended December 31, 2008, $8,208 in the year ended December 31, 2007 and $214 in the year ended December 31, 2006.

5.	Financial Aid Programs

We participate in various federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”). Approximately 72% of our 2008 revenue, determined on a cash accounting basis as defined by the ED regulations, was indirectly derived from funds distributed under these programs.

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

6.	Investments

The following table sets forth how our investments were classified on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2008			2007
	Available- For-Sale	Held-to-Maturity	Total	Available- For-Sale	Held-to-Maturity	Total
Current investments	$138,709	--	$138,709	$303,360	$--	$303,360
Non-current investments	--	--	--	--	--	--
	$138,709	--	$138,709	$303,360	$--	$303,360

The following table sets forth the aggregate fair market value of our available-for-sale investments as of the dates indicated:

	As of December 31,
	2008	2007
Available-for-Sale Investments:
Auction rate securities	$--	$130,575
Variable rate demand notes	30,500	172,785
Government obligations	53,056	--
Government agency obligations	29,641	--
Corporate obligations	25,512	--
	$138,709	$303,360

The following table sets forth the net unrealized gains in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets related to our available-for-sale investments:

	As of December 31,
	2008	2007
Government obligations	$146	$--
Government agency obligations	165	--
Corporate obligations	117	--
	$428	$--

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Unrealized gains	$428	$--	$--
Unrealized losses	--	--	--

No unrealized gains or losses were reclassified out of our accumulated other comprehensive income (loss) during our fiscal years ended December 31, 2008, 2007 and 2006.

The following table sets forth the components of investment income included in interest income in the Consolidated Statements of Income in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Net realized gains on the sale of investments	$--	$--	$63
Interest income	6,498	10,566	8,288
	$6,498	$10,566	$8,351

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of December 31, 2008:

Contractual Maturity	Available-for-Sale
Due within five years	$108,209
Due after five years through ten years	7,000
Due after ten years	23,500
$138,709

7.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2008	2007
Furniture and equipment	$118,840	$122,314
Buildings and building improvements	102,584	87,924
Leasehold improvements	10,467	9,830
Software	8,459	9,653
Construction in progress	2,570	2,335
Land and land improvements	34,809	31,477
	277,729	263,533
Less: Accumulated depreciation	(104,437)	(104,319)
Accumulated amortization - Software	(6,621)	(5,949)
Property and equipment, net	$166,671	$153,265

Software includes purchased and internally developed software.

The following table sets forth the amortization expense for software and the depreciation and amortization expense for furniture and equipment, buildings and building improvements and leasehold improvements in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Amortization expense - software	$1,854	$3,682	$3,808
Depreciation and amortization expense	$20,376	$19,567	$17,833

8.	Income Taxes

The following table sets forth the components of the provision for income taxes in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Current income tax expense:
U.S. federal	$116,016	$85,282	$62,464
State and local	19,227	14,349	10,606
Total	135,243	99,631	73,070
Deferred income tax expense (benefit):
U.S. federal	(7,108)	(5,669)	(1,546)
State and local	(1,342)	(1,068)	(413)
Total	(8,450)	(6,737)	(1,959)
Total provision for income taxes	$126,793	$92,894	$71,111

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2008	2007
Direct marketing costs	($8,966)	($8,027)
Capitalized software	(717)	(1,446)
Deferral of book costs	(1,744)	(1,521)
Property and equipment	(663)	(2,485)
Pension	--	(5,233)
Other	(1,455)	(423)
Gross deferred tax liabilities	($13,545)	($19,135)

Deferred revenue	2,592	2,200
Accounts receivable	6,270	2,099
Legal accrual	1,118	1,132
Compensation and benefits	4,030	2,978
Stock-based compensation	5,531	2,721
Operating leases	1,725	1,897
Pension	760	--
Other	2,119	1,772
Gross deferred tax assets	$24,145	$14,799

Net deferred income tax asset (liability)	$10,600	($4,336)

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income in the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6%	3.5%	3.6%
Other	(0.2%)	(0.5%)	(1.1%)
Effective income tax rate	38.4%	38.0%	37.5%

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

	Year Ended December 31,
	2008	2007
Balance as of January 1 Increases (decreases) from:	$8,564	$6,820
Tax positions taken during a prior period	--	--
Tax positions taken during the current period	2,851	3,050
Settlements with taxing authorities	--	(1,084)
Lapse of statute of limitations	(526)	(222)
Balance as of December 31	$10,889	$8,564

The amount of unrecognized tax benefits that, if recognized, would have affected our effective tax rate as of December 31, 2008 was $8,668. We do not expect the amount of our unrecognized tax benefits to significantly increase or decrease during the next 12 months. The amount of interest and penalties related to unrecognized tax benefits accrued on our Consolidated Balance Sheets was $821 as of December 31, 2008 and $666 as of December 31, 2007. In each of the years ended December 31, 2008 and 2007, the amount of interest expense and penalties related to our unrecognized tax benefits that we recognized in our Consolidated Statement of Income was not material.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of December 31, 2008, we were no longer subject to federal, state or local income tax examinations for tax years prior to 2005, except in ten states where we are still subject to income tax examinations for tax years 2001 through 2004.

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

Our ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, covers a select group of our management. The purpose of the ESI Excess Pension Plan is to restore benefits earned, but not available, to eligible employees under the ESI Pension Plan due to federal statutory limitations on the amount of benefits that can be paid and compensation that may be recognized under a tax-qualified retirement plan.

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

Effective January 1, 2008, we changed the term of the required vesting service under the ESI Pension Plan from five years to three years. This change resulted in the recognition of $128, net of tax, of prior service costs in accumulated other comprehensive income on our Consolidated Balance Sheet as of December 31, 2008.

Effective December 31, 2008, we adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires a company to measure the funded status of a defined benefit postretirement plan as of the date of the company’s year end balance sheet. We utilized the pension measurements as of September 30, 2007 to determine the amount of the net periodic benefit cost allocated to the three month period ended December 31, 2007 for the transition to a calendar year-end measurement date. We recognized a benefit of $325, net of income tax, in our retained earnings as of December 31, 2008, as a result of our adoption of the measurement date provisions of SFAS No. 158.

The information presented below is based on an actuarial valuation date as of December 31 for 2008 and September 30 for 2007.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2008	2007
Projected benefit obligation at beginning of year	$54,276	$54,743
Service cost	--	--
Actuarial (gain)	(2,133)	(815)
Interest cost	3,859	3,080
Benefits paid	(4,905)	(2,732)
Plan amendments	211	--
Projected benefit obligation at end of year	$51,308	$54,276
Fair value of plan assets at end of year	49,458	67,159
Funded (unfunded) status at end of year	($1,850)	$12,883

Our accumulated benefit obligation was $51,308 at December 31, 2008 and $54,276 at December 31, 2007.

The weighted-average assumptions used to determine benefit obligations as of December 31, 2008 and September 30, 2007 are as follows:

	2008	2007
Discount rate	6.25%	6.00%
Rate of compensation increase	N/A	N/A

The following table sets forth the change in plan assets for the periods indicated:

	Year Ended December 31,
	2008	2007
Fair value of plan assets at beginning of year	$67,159	$61,364
Actual return on plan assets	(14,047)	8,527
Employer contributions	1,251	--
Benefits paid	(4,905)	(2,732)
Fair value of plan assets at end of year	$49,458	$67,159

The following table sets forth the fair value of total plan assets by major asset category as of the measurement date used for the periods indicated:

	Year Ended December 31,
	2008		2007
	Amount	Percent	Amount	Percent
Cash and cash equivalents	$337	1%	$530	1%
Bond mutual funds	23,483	48%	25,500	38%
Equity mutual funds	7,487	15%	12,480	18%
Common stocks	17,448	35%	28,001	42%
Foreign equities	703	1%	648	1%
Total	$49,458	100%	$67,159	100%

We adopted the recognition provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires that the funded status of a defined benefit postretirement plan be recognized on a company’s balance sheet, and that any changes in the funded status of that type of plan be recognized through comprehensive income. Retrospective application of SFAS No. 158 was not permitted and, therefore, prior period balances and activity related to the ESI Pension Plan and ESI Excess Pension Plan have not been changed.

The following table sets forth the amounts recognized on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2008	2007
Current assets	$--	$--
Non-current assets	--	14,756
Current (liabilities)	(257)	(1,508)
Non-current (liabilities)	(1,593)	(365)
Total	($1,850)	$12,883

The following table sets forth the amounts in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets that have not been recognized as components of net periodic benefit cost as of the dates indicated:

	As of December 31,
	2008	2007
Net actuarial (loss)	($22,543)	($5,621)
Prior service cost	(184)	--
Income tax benefit	8,915	2,204
Total accumulated other comprehensive (loss)	($13,812)	($3,417)

The following table sets forth the components of net periodic pension cost (benefit) in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Service cost	$--	$--	$1,670
Interest cost	3,088	3,080	3,005
Expected return on assets	(5,228)	(4,793)	(4,443)
Recognized net actuarial loss	--	578	823
Amortization of prior service cost	27	--	(22)
Net periodic benefit cost	($2,113)	($1,135)	$1,033
FAS 88 curtailment (gain)	--	--	(684)
FAS 88 settlement loss	1,527	--	--
Total net periodic pension cost (benefit)	($586)	($1,135)	$349

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans, as permitted under Paragraph 26 of SFAS No. 87, “Employers’ Accounting for Pensions.” The estimated net actuarial loss and prior service cost that is expected to be amortized from accumulated other comprehensive income and recognized in net periodic pension cost for the year ended December 31, 2009 is $0.

The weighted-average assumptions used to determine net periodic pension cost in the years ended December 31, 2008 and September 30, 2007 and 2006 are as follows:

	2008	2007	2006
Discount rate	6.00%	5.75%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	4.50%

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2009	$3,549
Fiscal 2010	$3,171
Fiscal 2011	$4,376
Fiscal 2012	$4,996
Fiscal 2013	$3,454
Fiscal 2014 – 2018	$17,262

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

We determine our discount rate by performing a yield curve analysis which reflects estimated pension cash flows as of our actuarial valuation date. High-quality fixed income investments with lives that approximate the periods represented in our pension plan actuarial valuation were used to estimate this rate.

In 2008, we made no contribution to the ESI Pension Plan and contributed $1,251 to the ESI Excess Pension Plan. We do not expect to make any contribution to the ESI Pension Plan or ESI Excess Pension Plan in 2009.

During 2006, prior to adopting SFAS No. 158, we decreased our minimum pension liability by $9,899 as a result of:

•	funding the ESI Pension Plan with a $15,000 contribution; and
•	making refinements to our future expected benefit payment assumptions due to freezing the ESI Pension Plan and ESI Excess Pension Plan.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were:

•	$3,043 in the year ended December 31, 2008;
•	$3,583 in the year ended December 31, 2007; and
•	$3,836 in the year ended December 31, 2006.

10.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2008, the total face amount of those surety bonds was approximately $19,700.

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

Lease Commitments. We lease our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 15 years and we expect that:

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

Rent expense under our operating leases was:

•	$32,574 in the year ended December 31, 2008;
•	$29,114 in the year ended December 31, 2007; and
•	$27,866 in the year ended December 31, 2006.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 are as follows:

2009	$36,456
2010	31,104
2011	27,595
2012	24,144
2013	17,898
2014 and thereafter	25,508
$162,705

Future minimum rental payments related to equipment leases are not significant.

11.	Guarantees

         In October 2007, we entered into a risk sharing agreement (“RSA”) with an unaffiliated lender for private education loans to be provided to our students by or through that lender to help pay the students’ cost of education that student financial aid from federal, state and other sources did not cover. Under the RSA, if more than a certain percentage of those private education loans, based on dollar volume, are charged off by the lender, we guarantee the repayment of any private education loans that the lender charges off above that percentage. Based on the terms of the RSA, our obligations thereunder will remain in effect until all private education loans made under the RSA are paid in full or charged off by the lender. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the RSA that we pay to the lender pursuant to our guarantee obligation. The RSA was terminated effective February 22, 2008, such that no private education loans will be made under the RSA after that date.

The RSA requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured as of December 31 in each year. If we are not in compliance with those ratios at any measurement date, we are obligated to provide the lender with a letter of credit in an amount based on a percentage of the outstanding private education loans under the RSA that have not been paid in full or charged off from time to time. We were in compliance with the covenants as of December 31, 2008.

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

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the RSA. Our recorded liability related to the RSA as of December 31, 2008 was not material.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2008
(Amounts in thousands)

	Balance at	Charged		Balance
	Beginning	to		at End of
Description	of Period	Expenses	Write-offs	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2008	$5,378	$43,286	($32,600)	$16,064
Year Ended December 31, 2007	$2,181	$18,599	($15,402)	$5,378
Year Ended December 31, 2006	$1,118	$10,862	($9,799)	$2,181

ITT EDUCATIONAL SERVICES, INC.
QUARTERLY FINANCIAL RESULTS
FOR 2008 AND 2007
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2008
Revenue	$234,850	$246,411	$254,273	$279,799	$1,015,333
Cost of educational services	92,025	95,183	95,011	101,550	383,769
Student services and administrative expenses	74,126	74,910	78,500	76,157	303,693
Operating income	68,699	76,318	80,762	102,092	327,871
Interest income	2,033	1,177	1,565	1,730	6,505
Interest (expense)	(1,519)	(1,057)	(1,012)	(1,023)	(4,611)
Income before provision for income taxes	69,213	76,438	81,315	102,799	329,765
Provision for income taxes	26,581	29,307	31,129	39,776	126,793
Net income	$42,632	$47,131	$50,186	$63,023	$202,972
Earnings per share:
Basic	$1.09	$1.21	$1.29	$1.63	$5.22
Diluted	$1.08	$1.20	$1.28	$1.61	$5.17
2007
Revenue	$204,170	$216,982	$217,932	$230,424	$869,508
Cost of educational services	90,770	90,581	88,822	88,428	358,601
Student services and administrative expenses	69,293	68,725	66,192	64,666	268,876
Operating income	44,107	57,676	62,918	77,330	242,031
Interest income	2,949	2,800	2,432	2,566	10,747
Interest (expense)	(2,105)	(2,080)	(2,119)	(1,988)	(8,292)
Income before provision for income taxes	44,951	58,396	63,231	77,908	244,486
Provision for income taxes	17,354	22,538	23,563	29,439	92,894
Net income	$27,597	$35,858	$39,668	$48,469	$151,592
Earnings per share:
Basic	$0.67	$0.89	$0.99	$1.22	$3.77
Diluted	$0.66	$0.87	$0.98	$1.20	$3.71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

By: /s/ Kevin M. Modany

Dated: February 18, 2009	Kevin M. Modany

Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Modany	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 18, 2009
Kevin M. Modany

/s/ Daniel M. Fitzpatrick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2009
Daniel M. Fitzpatrick

/s/ John F. Cozzi	Director	February 18, 2009
John F. Cozzi

/s/ John E. Dean	Director	February 18, 2009
John E. Dean

/s/ James D. Fowler, Jr.	Director	February 18, 2009
James D. Fowler, Jr.

/s/ Joanna T. Lau	Director	February 18, 2009
Joanna T. Lau

/s/ Samuel L. Odle	Director	February 18, 2009
Samuel L. Odle

/s/ Vin Weber	Director	February 18, 2009
Vin Weber

/s/ John A. Yena	Director	February 18, 2009
John A. Yena

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	(1) Restated Certificate of Incorporation, as Amended to Date
3.2	(2) Restated By-Laws, as Amended to Date
10.4	(3) Trade Name and Service Mark License Agreement between ITT/ESI and ITT
10.8	* (4) 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.11	(5) Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation
10.14	* (6) Restated ESI 401(k) Plan
10.15	* (7) ESI Excess Savings Plan – 2008 Restatement
10.16	* First Amendment of ESI 401(k) Plan
10.18	(8) First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation
10.19	*(7) ESI Excess Pension Plan – 2008 Restatement
10.20	*(9) 1999 Outside Directors Stock Option Plan
10.21	*(7) ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement
10.22	*(7) ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement
10.23	*(6) First Amendment to ESI Excess Pension Plan – 2008 Restatement
10.24	(10) Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)
10.26	* (11) ITT Educational Services, Inc. Senior Executive Severance Plan
10.30	* Restated ESI Pension Plan
10.31	* First Amendment of ESI Pension Plan
10.37	* (12) First Amendment to the 1999 Outside Directors Stock Option Plan
10.38	* (12) First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.42	* (13) Second Amendment to the 1999 Outside Directors Stock Option Plan
10.44	* (14) 1999 Outside Directors Stock Option Plan-Form of Non-Qualified Stock Option Agreement
10.45	* (14) 1997 ITT Educational Services, Inc. Incentive Stock Plan-Form of Nonqualified Stock Option Award Agreement
10.47	* (15) Third Amendment to the 1999 Outside Directors Stock Option Plan

10.48	* Summary of Certain Director and Executive Compensation
10.52	* (16) 1997 ITT Educational Services, Inc. Incentive Stock Plan – Form of Nonqualified Stock Option Award Agreement for November 2, 2005 Award to Executives
10.53	* (17) Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.54	* (18) Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.55	* (19) 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.57	* (18) First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.58	* (18) Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan
10.59	* (20) Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.61	* (20) Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan
10.62	(21) Amended and Restated Credit Agreement, dated as of December 17, 2007, between ITT Educational Services, Inc. and JPMorgan Chase Bank, N.A.
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

________

*The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 19, 2009 is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1994 Annual Report on Form 10-K is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1997 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2008 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(7)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2007 Annual Report on Form 10-K is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 1998 Annual Report on Form 10-K is incorporated herein by reference.
(9)	The copy of this exhibit filed as Exhibit 4.3 to ITT/ESI’s Registration Statement on Form S-8 (Registration No. 333-84871) is incorporated herein by reference.
(10)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2000 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(11)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2007 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(12)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2003 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(13)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(14)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2004 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(15)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 25, 2005 is incorporated herein by reference.
(16)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated October 28, 2005 is incorporated herein by reference.
(17)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2006 first fiscal quarter report on Form 10-Q is incorporated herein by reference.
(18)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2006 third fiscal quarter report on Form 10-Q is incorporated herein by reference.
(19)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated May 9, 2006 is incorporated herein by reference.
(20)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s 2007 second fiscal quarter report on Form 10-Q is incorporated herein by reference.
(21)	The copy of this exhibit filed as the same exhibit number to ITT/ESI’s current report on Form 8-K dated December 17, 2007 is incorporated herein by reference.
S - 4