Form 10-Q
period 2009-03-31
ITT EDUCATIONAL SERVICES INC
filed 2009-04-23
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

38,325,652

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2009

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2009 and 2008 (unaudited) and

December 31, 2008

Condensed Consolidated Statements of Income (unaudited) for the three months ended

March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended

March 31, 2009 and 2008

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended

March 31, 2009 and 2008 (unaudited) and the year ended December 31, 2008

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	March 31, 2009	December 31, 2008	March 31, 2008
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,642	$226,255	$97,013
Short-term investments	146,062	138,709	212,085
Restricted cash	11	10,405	53
Accounts receivable, net	51,513	29,779	15,072
Deferred income taxes	12,143	12,104	8,314
Prepaid expenses and other current assets	15,960	13,793	13,594
Total current assets	445,331	431,045	346,131

Property and equipment, net	166,582	166,671	156,568
Direct marketing costs, net	24,631	22,973	21,304
Other assets	3,682	3,170	17,906
Total assets	$640,226	$623,859	$541,909

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$63,658	$54,815	$56,804
Accrued compensation and benefits	23,670	21,133	23,319
Accrued income taxes	36,959	14,976	24,135
Other accrued liabilities	11,896	11,423	11,123
Deferred revenue	133,137	162,206	203,648
Total current liabilities	269,320	264,553	319,029

Long-term debt	150,000	150,000	150,000
Deferred income taxes	726	1,504	11,013
Other liabilities	20,810	19,951	18,171
Total liabilities	440,856	436,008	498,213

Shareholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	144,004	135,655	129,225
Retained earnings	786,684	732,107	573,876
Accumulated other comprehensive (loss)	(13,293)	(13,384)	(3,417)
Treasury stock, 15,743,252, 15,352,376
and 15,238,960 shares, at cost	(718,566)	(667,068)	(656,529)
Total shareholders' equity	199,370	187,851	43,696
Total liabilities and shareholders' equity	$640,226	$623,859	$541,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$288,033	$234,850
Costs and expenses:
Cost of educational services	101,087	92,025
Student services and administrative expenses	86,801	74,126
Total costs and expenses	187,888	166,151
Operating income	100,145	68,699
Interest income	1,233	2,033
Interest (expense)	(194)	(1,519)
Income before provision for income taxes	101,184	69,213
Provision for income taxes	39,255	26,581
Net income	$61,929	$42,632

Earnings per share:
Basic	$1.61	$1.09
Diluted	$1.59	$1.08

Weighted average shares outstanding:
Basic	38,558	39,201
Diluted	39,062	39,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$61,929	$42,632
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	5,772	5,494
Provision for doubtful accounts	14,209	6,933
Deferred income taxes	(1,042)	(1,637)
Excess tax benefit from stock option exercises	(3,793)	(33)
Stock-based compensation expense	4,183	2,175
Other	135	--
Changes in operating assets and liabilities:
Restricted cash	10,132	6,017
Accounts receivable	(35,943)	(6,873)
Direct marketing costs, net	(1,658)	(737)
Accounts payable	8,843	11,681
Accrued income taxes	26,149	18,141
Other operating assets and liabilities	1,481	4,722
Deferred revenue	(29,069)	(9,479)
Net cash flows from operating activities	61,328	79,036

Cash flows from investing activities:
Facility expenditures and land purchases	(1,074)	(6,293)
Capital expenditures, net	(4,608)	(2,504)
Proceeds from sales and maturities of investments	48,598	291,375
Purchase of investments	(55,770)	(200,100)
Net cash flows from investing activities	(12,854)	82,478

Cash flows from financing activities:
Excess tax benefit from stock option exercises	3,793	33
Proceeds from exercise of stock options	5,823	41
Repurchase of common stock and shares tendered for taxes	(64,703)	(71,803)
Net cash flows from financing activities	(55,087)	(71,729)

Net change in cash and cash equivalents	(6,613)	89,785

Cash and cash equivalents at beginning of period	226,255	7,228

Cash and cash equivalents at end of period	$219,642	$97,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2007	54,069	$541	$127,017	$531,363	($3,417)	(14,375)	($584,946)	$70,558
For the three months ended March 31, 2008 (unaudited):
Net income				42,632				42,632
Other comprehensive income								--
Comprehensive income								42,632
Exercise of stock options				(94)		2	135	41
Tax benefit from exercise of stock options			33					33
Stock-based compensation			2,175					2,175
Common shares repurchased						(865)	(71,803)	(71,803)
Issuance of shares for Directors’ compensation				(25)		1	85	60
Balance as of March 31, 2008	54,069	541	129,225	573,876	(3,417)	(15,237)	(656,529)	43,696
For the nine months ended December 31, 2008 (unaudited):
Net income				160,340				160,340
Other comprehensive income:
Amortization of prior service cost, net of income tax					17			17
Net actuarial pension loss, net of income tax					(11,212)			(11,212)
Pension settlement loss, net of income tax					928			928
Unrealized gain					428			428
Comprehensive income								150,501
Prior service costs, net of income tax					(128)			(128)
Adoption of SFAS No. 158 change in pension measurement date, net of income tax				325				325
Exercise of stock options				(2,434)		73	5,634	3,200
Tax benefit from exercise of stock options			1,168					1,168
Stock-based compensation			5,060					5,060
Common shares repurchased						(185)	(15,971)	(15,971)
Restricted stock cancellations			202			(3)	(202)	--
Balance as of December 31, 2008	54,069	541	135,655	732,107	(13,384)	(15,352)	(667,068)	187,851
For the three months ended March 31, 2009 (unaudited):
Net income				61,929				61,929
Other comprehensive income:
Amortization of prior service cost, net of income tax					4			4
Amortization of net actuarial pension loss, net of income tax					344			344
Unrealized (loss)					(257)			(257)
Comprehensive income								62,020
Exercise of stock options				(7,354)		139	13,177	5,823
Tax benefit from exercise of stock options and restricted stock vesting			4,166					4,166
Stock-based compensation			4,183					4,183
Common shares repurchased						(528)	(64,360)	(64,360)
Issuance of shares for Directors’ compensation				2		1	28	30
Restricted stock shares withheld for taxes						(3)	(343)	(343)
Balance as of March 31, 2009	54,069	$541	$144,004	$786,684	($13,293)	(15,743)	($718,566)	$199,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of March 31, 2009, we were offering master, bachelor and associate degree programs to more than 65,000 students. As of March 31, 2009, we had 106 institutes and nine learning sites located in 37 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED"). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries' accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008.

2.	New Accounting Pronouncements

The following new accounting pronouncements became effective for us commencing with our first fiscal quarter of 2009:

•

Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”), which clarifies how Financial Accounting Standards Board (“FASB”) Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•

SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•

Emerging Issues Task Force 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

In April 2009, the FASB also issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

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

3.	Fair Value

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This provision of SFAS No. 157 was effective for us beginning on January 1, 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements, because we do not have any nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents	$220,170	$220,170	$--	$--
Short-term investments	146,062	66,134	79,928	--
	$366,232	$286,304	$79,928	$--

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

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense	$4,183	$2,175
Income tax (benefit)	($1,611)	($837)

We did not capitalize any stock-based compensation cost in the three months ended March 31, 2009 or 2008.

As of March 31, 2009, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $22,502, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.3 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2009
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,561,517	$54.89	$85,710
Granted	258,000	$121.56	31,362
Forfeited	--	$--	--
Exercised	(139,444)	$41.76	(5,823)
Expired	--	$--	--
Outstanding at end of period	1,680,073	$66.22	$111,249	5.2 years	$92,745
Exercisable at end of period	1,191,197	$50.59	$60,262	4.2 years	$84,373

_____________________________

(1)   The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on March 31, 2009, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2009	2008
Shares subject to stock options granted	258,000	162,543
Weighted average grant date fair value	$54.05	$37.49
Shares subject to stock options exercised	139,444	1,700
Intrinsic value of stock options exercised	$10,710	$86
Proceeds received from stock options exercised	$5,823	$41
Tax benefits realized from stock options exercised	$3,970	$33

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rates	1.6%	2.7%
Expected lives (in years)	4.5	4.0
Volatility	54%	53%
Dividend yield	None	None

The following table sets forth the number of shares of restricted stock and the restricted stock units ("RSUs") that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2009
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	19,440	$61.05	95,079	$82.95
Granted	--	--	28,191	121.47
Forfeited	--	--	(1,323)	94.43
Vested	(8,130)	58.33	--	--
Unvested at end of period	11,310	$63.01	121,947	$91.73

The total fair market value of the shares vested during the three months ended March 31, 2009 was $995.

5.	Stock Repurchases

As of March 31, 2009, 3,444,267 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended March 31,
	2009	2008
Number of shares	527,833	865,000
Total cost	$64,360	$71,803
Average cost per share	$121.93	$83.01

6.	Debt

We are a party to an Amended and Restated Credit Agreement dated as of December 17, 2007 and amended as of March 19, 2009 (the “Credit Agreement”) with a single lender to borrow up to $160,000 under two revolving credit facilities: one in the maximum principal amount of $50,000; and the other in the maximum principal amount of $110,000. We can borrow under the credit facilities on either a secured or unsecured basis. Both revolving credit facilities under the Credit Agreement mature on July 1, 2010.

Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of March 31, 2009, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.60% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of March 31, 2009.

We recognized interest expense on our borrowings under the Credit Agreement in the amount of $189 in the three months ended March 31, 2009 and $1,467 in the three months ended March 31, 2008.

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	March 31, 2009			December 31, 2008			March 31, 2008
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Current investments	$141,048	$--	$141,048	$138,709	$--	$138,709	$212,085	$ --	$212,085
Non-current investments	--	--	--	--	--	--	--	--	--
	$141,048	$--	$141,048	$138,709	$--	$138,709	$212,085	$ --	$212,085

The following table sets forth the aggregate fair value and the net unrealized gains included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	March 31, 2009		December 31, 2008		March 31, 2008
	Aggregate Fair Value	Net Unrealized Gains	Aggregate Fair Value	Net Unrealized Gains	Aggregate Fair Value	Net Unrealized Gains
Available-for-Sale Investments:
Variable rate demand notes	$--	$--	$30,500	$--	$212,085	$--
Government obligations	66,134	73	53,056	146	--	--
Government agency obligations	37,144	59	29,641	165	--	--
Corporate obligations	37,770	39	25,512	117	--	--
	$141,048	$171	$138,709	$428	$212,085	$--

We also held a certificate of deposit with a total principal value of $5,014 as of March 31, 2009. This investment is included in short-term investments on our Condensed Consolidated Balance Sheet.

The following table sets forth the components of investment income included in interest income in the Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended March 31,
	2009	2008
Interest income	$1,233	$2,030
Net realized gain on sale of investments	--	--
	$1,233	$2,030

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of March 31, 2009:

Contractual Maturity	Available-for-Sale
Due within five years	$141,048
Due after five years through ten years	--
Due after ten years	--
$141,048

8.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	38,558	39,201
Shares assumed issued (less shares assumed purchased for treasury)
for stock-based compensation	504	312
Outstanding shares for diluted earnings per share calculation	39,062	39,513

A total of 272,374 shares at March 31, 2009 and 420,583 shares at March 31, 2008 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

9.	Employee Pension Benefits

The following table sets forth the components of net periodic pension cost (benefit) of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months
	Ended March 31,
	2009	2008
Interest cost	$774	$800
Expected return on assets	(954)	(1,313)
Recognized net actuarial loss	566	--
Amortization of prior service cost	7	--
Net periodic pension cost (benefit)	$393	($513)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension cost or benefit.

We made no contributions to the ESI Pension Plan or the ESI Excess Pension Plan during the three months ended March 31, 2009 and 2008. We do not expect to make any contributions to the ESI Pension Plan in 2009. We contributed $528 to the ESI Excess Pension Plan in April 2009.

10.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2009, the total face amount of those surety bonds was approximately $19,582.

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

Guarantees. In February 2009, we entered into an agreement with an unaffiliated third party whereby private education loans will be provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. In connection with that program, we entered into a risk sharing agreement (“2009 RSA”) under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the program, based on the annual dollar volume. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the program are paid in full or charged off.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the total private education loans disbursed to our students under this program. As of March 31, 2009, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of March 31, 2009.

As of March 31, 2009, minimal amounts had been disbursed under this program. Therefore, the undiscounted maximum potential future payments that we would be required to make under the 2009 RSA and the amount of the liability as of March 31, 2009 were not material.

We also are a party to a separate risk sharing agreement (the “2007 RSA”) with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under this agreement. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Our obligations under the 2007 RSA will remain in effect until all private education loans under the agreement are paid in full or charged off by the lender.

The maximum future payments that we could be required to make pursuant to our guarantee obligation under the 2007 RSA are affected by:

•	the amount of the private educations loans made under the 2007 RSA;
•	the fact that those loans consist of a large number of loans of individually immaterial amounts;
•	the interest and fees associated with those loans;
•	the repayment performance of those loans; and
•	when during the life of the loans they are charged off.

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the 2007 RSA. Our recorded liability related to the 2007 RSA as of March 31, 2009 was not material.

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

•	our ability to implement our growth strategies;
•	our failure to maintain or renew required regulatory authorizations or accreditation of our institutes;
•	receptivity of students and employers to our existing program offerings and new curricula;
•	loss of access by our students to lenders for student loans;
•	our ability to collect internal financing from our students; and
•	our ability to successfully defend litigation and other claims brought against us.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC and in Part II, Item 1A. “Risk Factors.” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC for discussion of, among other matters, the following items:

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of March 31, 2009, we were offering master, bachelor and associate degree programs to more than 65,000 students. As of March 31, 2009, we had 106 institutes and nine learning sites of those institutes located in 37 states. All of our institutes are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name.

In the first quarter of 2009, we began operations at one new institute. We plan to begin operations at five to seven additional locations in 2009. Our overall expansion plans include:

•	operating new institutes;
•	adding learning sites to existing institutes;
•	offering a broader range of both residence and online programs at our existing institutes; and
•	increasing the number of our institutes that offer bachelor degree programs.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

New Accounting Pronouncements

The following new accounting pronouncements became effective for us commencing with our first fiscal quarter of 2009:

•

SFAS No. 163, which clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•

SFAS No. 161, which expands the disclosure requirements for derivative instruments and hedging activities. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•

SFAS No. 160, which establishes accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•

SFAS No. 141(R), which establishes principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•

EITF 07-01, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

In April 2009, the FASB also issued FSP No. 157-4, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

Also in April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

In December 2008, the FASB issued FSP No. 132(R)-1, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of educational services	35.1%	39.2%
Student services and administrative expenses	30.1%	31.5%
Operating income	34.8%	29.3%
Interest income, net	0.3%	0.2%
Income before provision for income taxes	35.1%	29.5%

The following table sets forth our total student enrollment as of the dates indicated:

	2009		2008
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	65,620	21.1%	54,194	9.9%
June 30	Not applicable	Not applicable	54,793	12.1%
September 30	Not applicable	Not applicable	61,556	14.7%
December 31	Not applicable	Not applicable	61,983	16.9%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic quarter being measured, is enrolled in a program of study at an ITT Technical Institute and was enrolled in the same program at any ITT Technical Institute at the end of the immediately preceding academic quarter. A new student is any student who, in the academic quarter being measured, enrolls in and begins attending any program of study at an ITT Technical Institute:

•	for the first time at that institute;
•	after graduating in a prior academic quarter from a different program of study at that institute; or
•	after having withdrawn or been terminated from a program of study at that institute.

The following table sets forth our new student enrollment in the periods indicated:

	2009		2008
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	18,935	36.8%	13,844	8.7%
June 30	Not applicable	Not applicable	14,751	22.5%
September 30	Not applicable	Not applicable	21,807	19.4%
December 31	Not applicable	Not applicable	14,911	29.2%
Total for the year	Not applicable	Not applicable	65,313	19.6%

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

The following table sets forth the rates of our students’ persistence for the periods indicated:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2007	78.0%	74.7%	72.4%	77.3%
2008	76.1%	73.9%	72.5%	76.5%
2009	75.3%	Not applicable	Not applicable	Not applicable

The decrease in our students’ persistence in the first quarter of 2008 compared to the same period in 2007 was primarily due to a change in our 2008 academic calendar, which eliminated a break in classes in the first quarter of 2008 compared to the first quarter of 2007.  We believe that this change in the academic calendar resulted in approximately 500 additional student withdrawals occurring in the first quarter of 2008 than would have occurred if we had not changed the academic calendar. The decrease in our students’ persistence in each of the three-month periods ended June 30, 2008, December 31, 2008 and March 31, 2009 compared to the corresponding period in the prior year was primarily due to the higher number of students who graduated during each of the more recent three-month periods compared to the corresponding period in the prior year.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008. Revenue increased $53.1 million, or 22.6%, to $288.0 million in the three months ended March 31, 2009 compared to $234.9 million in the three months ended March 31, 2008, primarily due to:

•	a 16.9% increase in total student enrollment at December 31, 2008 compared to December 31, 2007;
•	a 5.0% increase in tuition rates in March 2009 and March 2008; and
•	a 21.1% increase in total student enrollment at March 31, 2009 compared to March 31, 2008.

The increase in student enrollment was primarily due to:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2008;
•	new programs of study offered by our institutes; and
•	operating new institutes.

Cost of educational services increased $9.1 million, or 9.8%, to $101.1 million in the three months ended March 31, 2009 compared to $92.0 million in the three months ended March 31, 2008, primarily due to:

•	the costs required to service the increased total student enrollment; and
•	increased costs associated with operating new institutes.

The increase in cost of educational services was partially offset by greater efficiencies in the operation of our institutes.

Cost of educational services as a percentage of revenue decreased 410 basis points to 35.1% in the three months ended March 31, 2009 compared to 39.2% in the three months ended March 31, 2008, primarily due to greater efficiencies in the operation of our institutes. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new institutes.

Student services and administrative expenses increased $12.7 million, or 17.1%, to $86.8 million in the three months ended March 31, 2009 compared to $74.1 million in the three months ended March 31, 2008. The principal causes of this increase included:

•	an increase in bad debt expense associated with increases in internal student financing;
•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in certain media advertising costs to promote new locations and program offerings.

Student services and administrative expenses decreased to 30.1% of revenue in the three months ended March 31, 2009 compared to 31.5% of revenue in the three months ended March 31, 2008, primarily due to media advertising and compensation costs increasing at a lower rate than the increase in revenue, which was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 4.9% in the three months ended March 31, 2009, compared to 3.0% in the three months ended March 31, 2008, primarily as a result of an increase in internal student financing. We believe that our bad debt expense as a percentage of revenue will be in the range of 3.0% to 5.0% in 2009, primarily due to anticipated decreases in internal student financing resulting from a new agreement with an unaffiliated third party to provide private education loans to our students.

Operating income increased $31.4 million, or 45.8%, to $100.1 million in the three months ended March 31, 2009 compared to $68.7 million in the three months ended March 31, 2008. The operating margin was 34.8% in the three months ended March 31, 2009 compared to 29.3% in the three months ended March 31, 2008.

Interest income decreased $0.8 million, or 39.4%, to $1.2 million in the three months ended March 31, 2009 compared to $2.0 million in the three months ended March 31, 2008, primarily due to a decrease in investment returns in the overall market and a more conservative investment strategy. Interest expense decreased $1.3 million, or 87.3%, to $0.2 million in the three months ended March 31, 2009 compared to $1.5 million in the three months ended March 31, 2008, due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.8% in the three months ended March 31, 2009 compared to 38.4% in the three months ended March 31, 2008.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $219.6 million as of March 31, 2009 compared to $226.3 million as of December 31, 2008 and $97.0 million as of March 31, 2008. We also had short-term investments of $146.1 million as of March 31, 2009 compared to $138.7 million as of December 31, 2008 and $212.1 million as of March 31, 2008. The increase in our cash and cash equivalents and the decrease in our short-term investments as of March 31, 2009 compared to March 31, 2008, were primarily due to the execution of a revised investment strategy focused on liquidity in response to uncertainty in the capital markets. In total, our cash and cash equivalents and short-term investments were $365.7 million as of March 31, 2009 compared to $365.0 million as of December 31, 2008 and $309.1 million as of March 31, 2008.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded a liability of $0.9 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.7 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of March 31, 2009.

We do not expect to make any contribution to the ESI Pension Plan in 2009. We contributed $0.5 million to the ESI Excess Pension Plan in April 2009.

Operations. Cash from operating activities decreased $17.7 million to $61.3 million in the three months ended March 31, 2009 compared to $79.0 million in the three months ended March 31, 2008, primarily due to a decrease in funds received from private education loans made to our students by third-party lenders which was partially offset by increases in certain Title IV Program loan funds.

Accounts receivable less allowance for doubtful accounts was $51.5 million as of March 31, 2009 compared to $15.1 million as of March 31, 2008. Days sales outstanding was 16.1 days at March 31, 2009 and 5.8 days at March 31, 2008. Both increases were primarily due to increases in internal student financing resulting from the reduction in the availability of third-party private education loans for our students. We believe that our days sales outstanding at the end of 2009 will be in the range of 10 to 15 days.

Investing. In the three months ended March 31, 2009, we spent $1.1 million to renovate, expand or construct buildings at eight of our locations, compared to $4.8 million for similar expenditures at 12 of our locations and $1.5 million to purchase a parcel of land on which we built a facility in the three months ended March 31, 2008. Capital expenditures, excluding facility and land purchases and facility construction, totaled $4.6 million in the three months ended March 31, 2009 compared to $2.5 million in the three months ended March 31, 2008. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We plan to continue to upgrade and expand current facilities and equipment throughout the remainder of 2009. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. We are a party to the Credit Agreement which provides that we may borrow up to $160.0 million under two revolving credit facilities: one in the maximum principal amount of $50.0 million; and the other in the maximum principal amount of $110.0 million. Borrowings under the Credit Agreement are used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, the state education authorities that regulate our institutes and the accrediting agency that accredits our institutes.

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

The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Credit Agreement, and that certain representations and warranties contained in the Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of March 31, 2009.

Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of March 31, 2009, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.60% per annum. Approximately $158.0 million of our investments served as collateral for the secured borrowings as of March 31, 2009.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Number of shares repurchased	527,833	865,000
Total cost of shares repurchased	$64,360	$71,803
Average cost per share	$121.93	$83.01

The shares that remained available for repurchase under the Repurchase Program were 3,444,267 as of March 31, 2009. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

Proceeds from the exercise of stock options increased $5.8 million to $5.8 million in the three months ended March 31, 2009 compared to $0.04 million in the three months ended March 31, 2008.

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

Student Financing Update. In 2008, primarily as a result of tighter credit markets, we provided increased internal financing to our students who failed to qualify for private education loans made by third-party lenders. This led to increases in our bad debt expense as a percentage of revenue and days sales outstanding, and a decrease in our cash flows from operating activities, in 2008 as compared to 2007.

In February 2009, we entered into an agreement with an unaffiliated third party whereby private education loans will be made to our eligible students, up to a specified amount. This program covers the three year period of 2009, 2010 and 2011. In connection with the program, we entered into the 2009 RSA. See Note 10 of the Notes to Condensed Consolidated Financial Statements and “—Off-Balance Sheet Arrangements” below for further discussion of the 2009 RSA.

We intend to continue providing internal financing to our students who fail to qualify for private education loans made by third-party lenders in 2009. We believe that the amount of internal student financing that we may need to provide our students in 2009 will be in the range of $50 million to $70 million, based on:

•

the increased amount of grants, loans and other federal financial aid that will be available to our students under the Title IV Programs in 2009 under the Ensuring Continued Access to Student Loans Act of 2008 and the American Recovery and Reinvestment Act of 2009;

•	the amount committed under the new private education loan program described above; and
•	the information that we have obtained to date regarding the current underwriting standards used by the lenders that offer private education loans to our students.

As a result, we believe that our days sales outstanding at the end of 2009 will be in the range of 10 to 15 days and bad debt expense as a percentage of revenue in 2009 will be in the range of 3% to 5%.

In our experience so far in 2009, lenders have continued to make Title IV Program loans to our students. We have, however, prepared our institutes in the event that our students need to access the William D. Ford Federal Direct Loan Program for Title IV Program loans in the future.

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2009:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$160,082	$36,748	$59,155	$41,473	$22,706
Long-term debt, including scheduled interest payments	151,125	900	150,225	--	--
Total	$311,207	$37,648	$209,380	$41,473	$22,706

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of March 31, 2009 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of March 31, 2009.

Off-Balance Sheet Arrangements

As of March 31, 2009, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 14 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2009, the total face amount of those surety bonds was approximately $19.6 million.

In February 2009, we entered into an agreement with an unaffiliated third party whereby private education loans will be provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover. In connection with that program, we entered into the 2009 RSA under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the program, based on the annual dollar volume. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the program are paid in full or charged off.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the total private education loans disbursed to our students under this program. As of March 31, 2009, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of March 31, 2009.

As of March 31, 2009, minimal amounts had been disbursed under this program. Therefore, the undiscounted maximum potential future payments that we would be required to make under the 2009 RSA and the amount of the liability as of March 31, 2009 were not material.

We also are a party to the 2007 RSA with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under this agreement. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Our obligations under the 2007 RSA will remain in effect until all private education loans under the agreement are paid in full or charged off by the lender. Our recorded liability related to the 2007 RSA as of March 31, 2009 was not material.

Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligations under either RSA will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSAs.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three months ended March 31, 2009.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our first fiscal quarter of 2009, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

If the charge-off rate on private education loans that we have guaranteed is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, our guarantee obligation with respect to those loans may have a material adverse effect on us. We have entered into risk sharing agreements (“RSAs”) with unaffiliated entities for private education loans that have been or will be provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Under each of the RSAs, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under that RSA or related program, based on dollar volume. Our obligations under each of the RSAs will remain in effect until all private education loans made under that RSA or related program are paid in full or charged off. The maximum potential future payments that we could be required to make pursuant to our guarantee obligations under the RSAs are affected by:

•	the amount of the private education loans made under the RSAs;
•	the fact that those loans will consist of a large number of loans of individually immaterial amounts;
•	the interest and fees associated with those loans;
•	the repayment performance of those loans; and
•	when during the life of those loans they are charged off.

As a result, we are not able to estimate the maximum potential future payments that we could be required to make under the RSAs. Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligations under the RSAs will have a material adverse effect on us. If, however, the charge-off rate on the loans that are subject to the RSAs is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, we could be required to repay many more loans with higher balances than anticipated, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2009:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 through January 31, 2009	22,805 (2)	$123.01	20,000	3,952,100
February 1, 2009 through February 28, 2009	507,833	121.89	507,833	3,444,267
March 1, 2009 through March 31, 2009	--	--	--	3,444,267
Total	530,638 (2)	$121.94	527,833

_____________________________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 3,444,267 as of March 31, 2009. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

(2)

Includes 2,805 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain restricted stock awards held by those employees.

Item 5.	Other Information.

On April 20, 2009, our Board of Directors elected Lloyd G. Waterhouse to serve as a director on our Board of Directors. Mr. Waterhouse has also been appointed to the Academic and Audit Committees of our Board of Directors. There are no arrangements or understandings between Mr. Waterhouse and any other person pursuant to which Mr. Waterhouse was elected to our Board of Directors. Since January 1, 2008, Mr. Waterhouse has not entered into any transaction in which he has a direct or indirect material interest and in which we or any of our subsidiaries is also a party, and Mr. Waterhouse is not currently considering any such transactions. Mr. Waterhouse will receive the same compensation as the other non-employee Directors on our Board of Directors, except that the annual retainer for 2009 paid to him effective April 20, 2009 was pro-rated to $42,082.

Mr. Waterhouse, age 57, served as chief executive officer and president of Harcourt Education, a global education company serving students and teachers, adult learners and readers, from September 2006 until his retirement in January 2008. Mr. Waterhouse served as an independent director and consultant from August 2004 through September 2006. From April 2001 through July 2004, he served as chief executive officer and chairman of Reynolds and Reynolds Co., a leading provider of integrated solutions to automotive retailers. Mr. Waterhouse is also a director of Atlantic Mutual Companies and i2 Technologies, Inc.

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

ITT Educational Services, Inc.

Date: April 23, 2009

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)
3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 19, 2009)
10.63	First Amendment to Credit Agreement, dated as of March 19, 2009, between ITT Educational Services, Inc. and JP Morgan Chase Bank, N.A.
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350