Form 10-Q
period 2009-06-30
ITT EDUCATIONAL SERVICES INC
filed 2009-07-23
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

37,707,809

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2009

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of June 30, 2009 and 2008 (unaudited) and

December 31, 2008

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended

June 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended

June 30, 2009 and 2008

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended

June 30, 2009 and 2008 (unaudited) and the year ended December 31, 2008

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	June 30, 2009	December 31, 2008	June 30, 2008
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,204	$226,255	$78,691
Short-term investments	144,500	138,709	170,500
Restricted cash	72	10,405	200
Accounts receivable, net	69,747	29,779	29,198
Deferred income taxes	14,132	12,104	11,776
Prepaid expenses and other current assets	15,978	13,793	10,571
Total current assets	384,633	431,045	300,936

Property and equipment, net	194,046	166,671	162,987
Direct marketing costs, net	25,988	22,973	21,963
Other assets	20,235	3,170	18,675
Total assets	$624,902	$623,859	$504,561

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$62,420	$54,815	$54,409
Accrued compensation and benefits	21,016	21,133	20,823
Accrued income taxes	11,742	14,976	5,443
Other accrued liabilities	15,464	11,423	13,198
Deferred revenue	126,878	162,206	138,338
Total current liabilities	237,520	264,553	232,211

Long-term debt	150,000	150,000	150,000
Deferred income taxes	167	1,504	10,818
Other liabilities	21,948	19,951	18,486
Total liabilities	409,635	436,008	411,515

Shareholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	147,369	135,655	131,389
Retained earnings	858,333	732,107	620,901
Accumulated other comprehensive (loss)	(12,868)	(13,384)	(3,417)
Treasury stock, 16,361,095, 15,352,376
and 15,235,461 shares, at cost	(778,108)	(667,068)	(656,368)
Total shareholders’ equity	215,267	187,851	93,046
Total liabilities and shareholders’ equity	$624,902	$623,859	$504,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$317,140	$246,411	$605,173	$481,261
Costs and expenses:
Cost of educational services	110,792	95,183	211,879	187,208
Student services and administrative expenses	89,056	74,910	175,857	149,036
Total costs and expenses	199,848	170,093	387,736	336,244
Operating income	117,292	76,318	217,437	145,017
Interest income	878	1,177	2,111	3,210
Interest (expense)	(208)	(1,057)	(402)	(2,576)
Income before provision for income taxes	117,962	76,438	219,146	145,651
Provision for income taxes	46,039	29,307	85,294	55,888
Net income	$71,923	$47,131	$133,852	$89,763

Earnings per share:
Basic	$1.89	$1.21	$3.50	$2.30
Diluted	$1.87	$1.20	$3.45	$2.28

Weighted average shares outstanding:
Basic	37,981	38,842	38,268	39,020
Diluted	38,425	39,167	38,742	39,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income	$71,923	$47,131	$133,852	$89,763
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	6,156	5,763	11,928	11,257
Provision for doubtful accounts	18,620	9,685	32,829	16,618
Deferred income taxes	(2,773)	(3,666)	(3,815)	(5,303)
Excess tax benefit from stock option exercises	(94)	(54)	(3,887)	(87)
Stock-based compensation expense	3,173	1,928	7,356	4,103
Other	(557)	--	(422)	--
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(1,808)	(159)	8,324	5,858
Accounts receivable	(36,057)	(23,811)	(72,000)	(30,684)
Direct marketing costs, net	(1,357)	(659)	(3,015)	(1,396)
Accounts payable	(2,787)	(2,395)	6,056	9,286
Accrued income taxes	(25,025)	(18,626)	1,124	(485)
Other operating assets and liabilities	(97)	2,160	1,384	6,882
Deferred revenue	(7,887)	(65,310)	(36,956)	(74,789)
Net cash flows from operating activities	21,430	(48,013)	82,758	31,023

Cash flows from investing activities:
Facility expenditures and land purchases	(778)	(6,896)	(1,852)	(13,189)
Capital expenditures, net	(7,398)	(5,286)	(12,006)	(7,790)
Acquisition of college, net of cash acquired	(20,792)	--	(20,792)	--
Proceeds from sales and maturities of investments	36,791	180,430	85,389	471,805
Purchase of investments	(35,049)	(138,845)	(90,819)	(338,945)
Issuance of note receivable	(13,920)	--	(13,920)	--
Net cash flows from investing activities	(41,146)	29,403	(54,000)	111,881

Cash flows from financing activities:
Excess tax benefit from stock option exercises	94	54	3,887	87
Proceeds from exercise of stock options	171	234	5,994	275
Repurchase of common stock and shares tendered for taxes	(59,987)	--	(124,690)	(71,803)
Net cash flows from financing activities	(59,722)	288	(114,809)	(71,441)

Net change in cash and cash equivalents	(79,438)	(18,322)	(86,051)	71,463

Cash and cash equivalents at beginning of period	219,642	97,013	226,255	7,228

Cash and cash equivalents at end of period	$140,204	$78,691	$140,204	$78,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2007	54,069	$541	$127,017	$531,363	($3,417)	(14,375)	($584,946)	$70,558
For the six months ended June 30, 2008 (unaudited):
Net income				89,763				89,763
Other comprehensive income								--
Comprehensive income								89,763
Exercise of stock options				(200)		7	475	275
Tax benefit from exercise of stock options			90					90
Stock-based compensation			4,103					4,103
Common shares repurchased						(865)	(71,803)	(71,803)
Issuance of shares for Directors’ compensation				(25)		1	85	60
Restricted stock cancellations			179			(3)	(179)	--
Balance as of June 30, 2008	54,069	541	131,389	620,901	(3,417)	(15,235)	(656,368)	93,046
For the six months ended December 31, 2008 (unaudited):
Net income				113,209				113,209
Other comprehensive income:
Amortization of prior service cost, net of income tax					17			17
Net actuarial pension loss, net of income tax					(11,212)			(11,212)
Pension settlement loss, net of income tax					928			928
Unrealized gain					428			428
Comprehensive income								103,370
Prior service costs, net of income tax					(128)			(128)
Adoption of SFAS No. 158 change in pension measurement date, net of income tax				325				325
Exercise of stock options				(2,328)		68	5,294	2,966
Tax benefit from exercise of stock options			1,111					1,111
Stock-based compensation			3,132					3,132
Common shares repurchased						(185)	(15,971)	(15,971)
Restricted stock cancellations			23				(23)	--
Balance as of December 31, 2008	54,069	541	135,655	732,107	(13,384)	(15,352)	(667,068)	187,851
For the six months ended June 30, 2009 (unaudited):
Net income				133,852				133,852
Other comprehensive income:
Amortization of prior service cost, net of income tax					8			8
Amortization of net actuarial pension loss, net of income tax					688			688
Unrealized (loss)					(180)			(180)
Comprehensive income								134,368
Exercise of stock options				(7,628)		144	13,622	5,994
Tax benefit from exercise of stock options and restricted stock vesting			4,358					4,358
Stock-based compensation			7,356					7,356
Common shares repurchased						(1,150)	(124,336)	(124,336)
Issuance of shares for Directors’ compensation				2		1	28	30
Restricted stock shares withheld for taxes						(4)	(354)	(354)
Balance as of June 30, 2009	54,069	$541	$147,369	$858,333	($12,868)	(16,361)	($778,108)	$215,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of June 30, 2009, we were offering master, bachelor and associate degree programs to more than 69,000 students at ITT Technical Institute and Daniel Webster College (“DWC”) locations. As of June 30, 2009, we had 117 locations (including 108 campuses and nine learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED"). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries' accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. As of June 30, 2009, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008.

2.	Acquisition

On June 10, 2009, we acquired substantially all of the assets and assumed certain liabilities of DWC for approximately $20,800 in cash, net of cash acquired. Approximately $20,600 of the amount we paid was used to satisfy certain liabilities of DWC that we did not assume in the acquisition. DWC’s campus is located in Nashua, New Hampshire. DWC is authorized by the New Hampshire Postsecondary Education Commission and is accredited by the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges. DWC currently offers programs of study at the master, bachelor and associate degree levels both in residence and through distance education.

Our condensed consolidated financial statements include the results of operations of DWC from the acquisition date. The revenue and expenses of DWC included in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 were not material. Our revenue, net income and earnings per share would not have been materially affected, if the revenue and expenses of DWC were presented for the three and six months ended June 30, 2009 and 2008 as if the transaction had occurred at the beginning of each of those reporting periods.

The acquisition of DWC has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires the use of the acquisition method of accounting for all business combinations. The purchase price has been preliminarily allocated to identifiable net assets, with the excess of the estimated fair value of the net assets acquired over the consideration paid recognized as a gain. The gain was not material and has been recorded in “Student services and administrative expenses” in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009.

The following table sets forth the estimated fair values allocated to the major classes of assets acquired and liabilities assumed in the DWC acquisition as of the acquisition date:

	Assets Acquired	Liabilities Assumed
Cash and other current assets	$1,215
Land, buildings, furniture and equipment	25,445
Intangibles	870
Accounts payable and other liabilities		$5,621
	$27,530	$5,621

These estimated fair values of assets acquired and liabilities assumed in the DWC acquisition are preliminary and are based on information that was available as of the acquisition date and as of June 30, 2009. The allocation of the purchase price may be revised when we complete the final review of information. We expect to finalize the purchase price allocation by September 30, 2009.

3.	New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance became effective for us beginning with our second fiscal quarter of 2009. We performed an evaluation of subsequent events through July 22, 2009, and we issued our financial statements on July 23, 2009.

See Notes 4 and 8 for a discussion of additional new accounting pronouncements that became effective for us beginning with our second fiscal quarter of 2009.

The following new accounting pronouncements became effective for us beginning with our first fiscal quarter of 2009:

•

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification will be effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our third fiscal quarter of 2009, all references made by us to GAAP in our consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends certain requirements of FIN 46(R) to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This pronouncement is effective for our interim and annual reporting periods beginning January 1, 2010. We have not determined the effect that the adoption of this pronouncement will have on our condensed consolidated financial statements and disclosures.

Also in June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”), which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also clarifies the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminates exceptions for qualifying special-purpose entities from the consolidation guidance and eliminates the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets. This pronouncement is effective for our interim and annual reporting periods beginning January 1, 2010. We have not determined the effect that the adoption of this pronouncement will have on our condensed consolidated financial statements and disclosures.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”), which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.

4.	Fair Value

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This provision of SFAS No. 157 was effective for us beginning on January 1, 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements, because we do not have any nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance became effective for us beginning with our disclosures for our second fiscal quarter of 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or disclosures.

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2009:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents	$130,125	$130,125	$--	$--
Short-term investments	144,500	69,098	75,402	--
	$274,625	$199,223	$75,402	$--

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

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance became effective for us beginning with our disclosures for our second fiscal quarter of 2009.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Investments classified as available-for-sale are recorded at their market value.

The fair value of a note receivable included in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2009 is estimated by discounting the future cash flows using current rates for similar arrangements. As of June 30, 2009, each of the carrying value and the estimated fair value of the note receivable was $13,920.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of June 30, 2009, the carrying value of our long-term debt was $150,000 and the estimated fair value was approximately $149,000.

5.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense	$3,173	$1,928	$7,356	$4,103
Income tax (benefit)	($1,222)	($742)	($2,833)	($1,579)

We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2009 or 2008.

As of June 30, 2009, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $20,087, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.2 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30, 2009
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,561,517	$54.89	$85,710
Granted	258,000	$121.56	31,362
Forfeited	--	$--	--
Exercised	(143,894)	$41.66	(5,994)
Expired	--	$--	--
Outstanding at end of period	1,675,623	$66.29	$111,078	4.9 years	$57,590
Exercisable at end of period	1,218,175	$51.38	$62,584	4.0 years	$60,037

_____________________________

(1) The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on June 30, 2009, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shares subject to stock options granted	--	15,000	258,000	177,543
Weighted average grant date fair value	$--	$29.71	$54.05	$36.83
Shares subject to stock options exercised	4,450	5,583	143,894	7,283
Intrinsic value of stock options exercised	$259	$171	$10,969	$257
Proceeds received from stock options exercised	$171	$234	$5,994	$275
Tax benefits realized from stock options exercised	$100	$57	$4,070	$90

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	Not applicable	2.7%	1.6%	2.7%
Expected lives (in years)	Not applicable	4.0	4.5	4.0
Volatility	Not applicable	53%	54%	53%
Dividend yield	Not applicable	None	None	None

The following table sets forth the number of shares of restricted stock and the restricted stock units ("RSUs") that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2009
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	19,440	$61.05	95,079	$82.95
Granted	--	--	36,477	116.66
Forfeited	--	--	(3,626)	92.08
Vested	(19,301)	61.01	--	--
Unvested at end of period	139	$66.66	127,930	$92.30

The total fair market value of the shares vested during the six months ended June 30, 2009 was $1,924.

6.	Stock Repurchases

As of June 30, 2009, 2,822,067 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Number of shares	622,200	--	1,150,033	865,000
Total cost	$59,976	$--	$124,336	$71,803
Average cost per share	$96.39	$--	$108.11	$83.01

7.	Debt

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

Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of June 30, 2009, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.44% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of June 30, 2009.

The following table sets forth the interest expense on our borrowings under the Credit Agreement that we recognized in the periods indicated:

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008
$206	$1,057	$395	$2,524

8.	Investments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance became effective for us beginning with our disclosures for our second fiscal quarter of 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or disclosures because we did not hold any investments at June 30, 2009 that were impaired.

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	June 30, 2009			December 31, 2008			June 30, 2008
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$139,444	$--	$139,444	$138,709	$--	$138,709	$170,500	$--	$170,500

The following table sets forth the aggregate fair value and the net unrealized gains included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	June 30, 2009		December 31, 2008		June 30, 2008
	Aggregate Fair Value	Net Unrealized Gains	Aggregate Fair Value	Net Unrealized Gains	Aggregate Fair Value	Net Unrealized Gains
Available-for-Sale Investments:
Variable rate demand notes	$--	$--	$30,500	$--	$170,500	$--
Government obligations	69,098	65	53,056	146	--	--
Government agency obligations	29,841	69	29,641	165	--	--
Corporate obligations	40,505	114	25,512	117	--	--
	$139,444	$248	$138,709	$428	$170,500	$--

We also held a certificate of deposit with a total principal value of $5,056 as of June 30, 2009. This investment is included in short-term investments on our Condensed Consolidated Balance Sheet.

The following table sets forth the components of investment income included in interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$878	$1,174	$2,111	$3,204
Net realized gain on sale of investments	--	--	--	--
	$878	$1,174	$2,111	$3,204

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of June 30, 2009:

Contractual Maturity	Available-for-Sale
Due within five years	$139,444
Due after five years through ten years	--
Due after ten years	--
$139,444

9.	Note Receivable

In May and June 2009, we made advances to an unaffiliated third party, whose purpose is to purchase private education loans and sell participation interests in those loans. The third party used the advances from us to provide partial funding for private education loans made to our students. As of June 30, 2009, we had advanced $13,920 to this entity. The advances bear interest at a rate based on the Prime Rate plus an applicable margin. Substantially all of the assets of the third party serve as collateral for the advances. The advances are subject to customary terms and conditions and may be repaid at any time without penalty prior to their maturity date of June 26, 2024.

As a result of this transaction, we held a variable interest in this third party, but we are not considered the primary beneficiary for purposes of including the financial results of this third party in our consolidated financial statements. If we had been required to include the financial results of this third party in our consolidated financial statements for the three-month period ended June 30, 2009, it would not have had a material effect.

10.    Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with SFAS No. 128, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	37,981	38,842	38,268	39,020
Shares assumed issued (less shares assumed purchased for treasury)
for stock-based compensation	444	325	474	319
Outstanding shares for diluted
earnings per share calculation	38,425	39,167	38,742	39,339

A total of 452,115 shares at June 30, 2009 and 407,395 shares at June 30, 2008 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

11.	Employee Pension Benefits

The following table sets forth the components of net periodic pension cost (benefit) of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest cost	$774	$738	$1,548	$1,538
Expected return on assets	(954)	(1,301)	(1,908)	(2,614)
Recognized net actuarial loss	566	--	1,132	--
Amortization of prior service cost	7	--	14	--
Net periodic pension cost (benefit)	$393	($563)	$786	($1,076)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension cost or benefit.

We made no contributions to the ESI Pension Plan during the three or six months ended June 30, 2009 and 2008. We do not expect to make any contributions to the ESI Pension Plan in 2009. We contributed $528 to the ESI Excess Pension Plan in the three and six months ended June 30, 2009. No contributions were made to the ESI Excess Pension Plan in the three and six months ended June 30, 2008.

12.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2009, the total face amount of those surety bonds was approximately $19,937.

We are also subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny.

Guarantees. In February 2009, we entered into an agreement with an unaffiliated third party whereby private education loans are provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover (the “Private Student Loan Program”). In connection with the Private Student Loan Program, we entered into a risk sharing agreement (“2009 RSA”) under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the Private Student Loan Program, based on the annual dollar volume. As of June 30, 2009, approximately $37,000 of private education loans had been made under the Private Student Loan Program. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the Private Student Loan Program are paid in full or charged off. We did not record a liability for our guarantee obligations under the 2009 RSA as of June 30, 2009, because we do not anticipate that the private education loans charged off will exceed the percentage that would require us to make a payment under our guarantee.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the total private education loans disbursed to our students under the Private Student Loan Program. As of June 30, 2009, the total collateral maintained in a restricted bank account was $2,009. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2009. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2009.

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

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the 2007 RSA. Our recorded liability related to the 2007 RSA as of June 30, 2009 was not material.

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
•

effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;
•	our failure to maintain or renew required regulatory authorizations or accreditation of our campuses;
•	receptivity of students and employers to our existing program offerings and new curricula;
•	loss of access by our students to lenders for student loans;
•	our ability to collect internally funded financing from our students; and
•	our ability to successfully defend litigation and other claims brought against us.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC and those discussed in Part II, Item 1A. “Risk Factors.” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

You should keep in mind the following points as you read this report:

•	References in this document to “we,” “us,” “our” and “ITT/ESI” refer to ITT Educational Services, Inc. and its subsidiaries.
•

The terms “ITT Technical Institute” or “Daniel Webster College” (in singular or plural form) refer to an individual campus owned and operated by ITT/ESI, including its learning sites, if any. The terms “institution” or “campus group” (in singular or plural form) mean a main campus and its additional locations, branch campuses and/or learning sites, if any.

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

In this management’s discussion and analysis of financial condition and results of operations, when we discuss factors that contributed to a change in our financial condition or results of operations, we disclose the primary factors that materially contributed to that change.

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of June 30, 2009, we were offering master, bachelor and associate degree programs to more than 69,000 students. As of June 30, 2009, we had 117 locations (including 108 campuses and nine learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the second quarter of 2009, we began operations at one new ITT Technical Institute campus. We plan to begin operations at four to six additional locations during the remainder of 2009. Our overall expansion plans include:

•	operating new campuses;
•	adding learning sites to existing campuses;
•	offering a broader range of both residence and online programs at our existing campuses; and
•	increasing the number of our campuses that offer bachelor degree programs.

On June 10, 2009, we acquired substantially all of the assets and assumed certain liabilities of DWC for approximately $20.8 million in cash, net of cash acquired. DWC’s campus is located in Nashua, New Hampshire. DWC is authorized by the New Hampshire Postsecondary Education Commission and is accredited by the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges. DWC currently offers programs of study at the master, bachelor and associate degree levels both in residence and through distance education.

Our condensed consolidated financial statements include the results of operations of DWC from the acquisition date. The revenue and expenses of DWC that are included in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 were not material.

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

New Accounting Pronouncements

The following new accounting pronouncements became effective for us beginning with our second fiscal quarter of 2009:

•

SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We performed an evaluation of subsequent events through July 22, 2009, and we issued our financial statements on July 23, 2009.

•

FSP No. 107-1 and APB 28-1, which requires disclosures about fair value of financial instruments for interim reporting periods. See Note 4 of the Notes to Condensed Consolidated Financial Statements for the required disclosures.

•

FSP No. 157-4, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or disclosures.

•

FSP No. 115-2 and 124-2, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or disclosures.

The following new accounting pronouncements became effective for us beginning with our first fiscal quarter of 2009:

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

•

FSP No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, which replaces SFAS No. 162 and establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification will be effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our third fiscal quarter of 2009, all references made by us to GAAP will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, which amends certain requirements of FIN 46(R) to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This pronouncement is effective for our interim and annual reporting periods beginning January 1, 2010. We have not determined the effect that the adoption of this pronouncement will have on our condensed consolidated financial statements and disclosures.

Also in June 2009, the FASB issued SFAS No. 166, which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also clarifies the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminates exceptions for qualifying special-purpose entities from the consolidation guidance and eliminates the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets. This pronouncement is effective for our interim and annual reporting periods beginning January 1, 2010. We have not determined the effect that the adoption of this pronouncement will have on our condensed consolidated financial statements and disclosures.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	34.9%	38.6%	35.0%	38.9%
Student services and administrative expenses	28.1%	30.4%	29.1%	31.0%
Operating income	37.0%	31.0%	35.9%	30.1%
Interest income, net	0.2%	0.0%	0.3%	0.1%
Income before provision for income taxes	37.2%	31.0%	36.2%	30.2%

The following table sets forth our total student enrollment as of the dates indicated:

	2009		2008
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	65,620	21.1%	54,194	9.9%
June 30	69,127(1)	26.2%(1)	54,793	12.1%
September 30	Not applicable	Not applicable	61,556	14.7%
December 31	Not applicable	Not applicable	61,983	16.9%

_____________________________

(1)	Excludes students enrolled at Daniel Webster College.

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;
•	after graduating in a prior academic term from a different program of study at that campus; or
•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2009		2008
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	18,935	36.8%	13,844	8.7%
June 30	19,692(1)	33.5%(1)	14,751	22.5%
September 30	Not applicable	Not applicable	21,807	19.4%
December 31	Not applicable	Not applicable	14,911	29.2%
Total for the year	Not applicable	Not applicable	65,313	19.6%

_____________________________

(1)	Excludes students enrolled at Daniel Webster College.

We believe that economic downturns in the United States, in particular those that result in higher unemployment rates among unskilled workers, have historically been associated with increased student enrollment at postsecondary educational institutions. Based on this, we believe that the current economic recession in the United States which has given rise to higher unemployment among unskilled workers has contributed to the year-over-year increases in our new and total student enrollment in each of the past few fiscal quarters. These increases have had a material favorable effect on our results of operations, cash flows and financial condition. There are a number of other factors, however, that affect student enrollment, and we cannot assure you that this trend will continue or we will continue to experience similar financial and operating results. In addition, tighter credit markets in the United States have contributed to reduced availability of private education loans from third-party lenders to our students and, as a result, have led to an increase in the amount of internal student financing that we have provided to our students. See “—Financial Condition, Liquidity and Capital Resources—Student Financing Update” below.

We generally organize the academic schedule for programs of study offered at our campuses on the basis of four 12-week academic quarters or two 14-week academic semesters in a calendar year. The academic quarters typically begin in early March, mid-June, early September and late November or early December, and the academic semesters typically begin in early September and mid-January. To measure the persistence of our students, the number of continuing students in any academic term is divided by the total student enrollment in the immediately preceding academic term.

The following table sets forth the rates of our students’ persistence for the periods indicated:

	Student Persistence for the Three Months Ended:
Year	March 31	June 30	September 30	December 31
2007	78.0%	74.7%	72.4%	77.3%
2008	76.1%	73.9%	72.5%	76.5%
2009	75.3%	75.3%(1)	Not applicable	Not applicable

_____________________________

(1)	Excludes students enrolled at Daniel Webster College.

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

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008. Revenue increased $70.7 million, or 28.7%, to $317.1 million in the three months ended June 30, 2009 compared to $246.4 million in the three months ended June 30, 2008. The primary factors that contributed to this increase included, in order of significance:

•	a 21.1% increase in total student enrollment at March 31, 2009 compared to March 31, 2008;
•	a 5.0% increase in tuition rates in March 2009; and
•	a 140 basis point increase in the student persistence rate in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2008;
•	new programs of study offered at our campuses; and
•	operating new campuses.

Cost of educational services increased $15.6 million, or 16.4%, to $110.8 million in the three months ended June 30, 2009 compared to $95.2 million in the three months ended June 30, 2008. The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and
•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by greater efficiencies in the operation of our campuses.

Cost of educational services as a percentage of revenue decreased 370 basis points to 34.9% in the three months ended June 30, 2009 compared to 38.6% in the three months ended June 30, 2008. The primary factor that contributed to this decrease was greater efficiency in the operation of our campuses. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $14.1 million, or 18.9%, to $89.0 million in the three months ended June 30, 2009 compared to $74.9 million in the three months ended June 30, 2008. The principal causes of this increase included, in order of significance:

•	an increase in bad debt expense associated with increases in the amount of internal student financing; and
•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses decreased to 28.1% of revenue in the three months ended June 30, 2009 compared to 30.4% of revenue in the three months ended June 30, 2008. The principal cause of this decrease was media advertising costs increasing at a lower rate than the increase in revenue. The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 5.9% in the three months ended June 30, 2009, compared to 3.9% in the three months ended June 30, 2008. The primary factor that contributed to this increase was an increase in the amount of internal student financing that we provided to our students. We believe that our bad debt expense as a percentage of revenue will be in the range of 5.0% to 7.0% in the fiscal year ending December 31, 2009.

Operating income increased $41.0 million, or 53.7%, to $117.3 million in the three months ended June 30, 2009 compared to $76.3 million in the three months ended June 30, 2008, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin increased to 37.0% in the three months ended June 30, 2009 compared to 31.0% in the three months ended June 30, 2008, as a result of the impact of the factors discussed above.

Interest income decreased $0.3 million, or 25.4%, to $0.9 million in the three months ended June 30, 2009 compared to $1.2 million in the three months ended June 30, 2008, primarily due to a decrease in investment returns in the overall market. Interest expense decreased $0.9 million, or 80.3%, to $0.2 million in the three months ended June 30, 2009 compared to $1.1 million in the three months ended June 30, 2008, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 39.0% in the three months ended June 30, 2009 compared to 38.3% in the three months ended June 30, 2008. The primary factor that contributed to the increase of 70 basis points in the effective income tax rate was the lower amount of tax exempt investment income in the three months ended June 30, 2009 compared to the same period in 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008. Revenue increased $123.9 million, or 25.7%, to $605.2 million in the six months ended June 30, 2009 compared to $481.3 million in the six months ended June 30, 2008. The primary factors that contributed to this increase included, in order of significance:

•	a 21.1% increase in total student enrollment at March 31, 2009 compared to March 31, 2008;
•	a 5.0% increase in tuition rates in March 2009 and March 2008; and
•	a 16.9% increase in total student enrollment at December 31, 2008 compared to December 31, 2007.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2008;
•	new programs of study offered at our campuses; and
•	operating new campuses.

Cost of educational services increased $24.7 million, or 13.2%, to $211.9 million in the six months ended June 30, 2009 compared to $187.2 million in the six months ended June 30, 2008. The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and
•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by, in order of significance:

•	greater efficiencies in the operation of our campuses; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 390 basis points to 35.0% in the six months ended June 30, 2009 from 38.9% in the six months ended June 30, 2008. The primary factor that contributed to this decrease was greater efficiency in the operation of our campuses, including lower occupancy costs as a percentage of revenue. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $26.8 million, or 18.0%, to $175.9 million in the six months ended June 30, 2009 compared to $149.0 million in the six months ended June 30, 2008. The principal causes of this increase included, in order of significance:

•	an increase in bad debt expense associated with increases in the amount of internal student financing; and
•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses decreased to 29.1% of revenue in the six months ended June 30, 2009 compared to 31.0% of revenue in the six months ended June 30, 2008. The primary cause of this decrease was media advertising costs increasing at a lower rate than the increase in revenue. The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 5.4% in the six months ended June 30, 2009, compared to 3.5% in the six months ended June 30, 2008. The primary factor that contributed to this increase was an increase in the amount of internal student financing that we provided to our students. We believe that our bad debt expense as a percentage of revenue will be in the range of 5.0% to 7.0% in the fiscal year ending December 31, 2009.

Operating income increased $72.4 million, or 49.9%, to $217.4 million in the six months ended June 30, 2009 compared to $145.0 million in the six months ended June 30, 2008, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin increased to 35.9% in the six months ended June 30, 2009 compared to 30.1% in the six months ended June 30, 2008, as a result of the impact of the factors discussed above.

Interest income decreased $1.1 million, or 34.2%, to $2.1 million in the six months ended June 30, 2009 compared to $3.2 million in the six months ended June 30, 2008, primarily due to a decrease in investment returns in the overall market. Interest expense decreased $2.2 million, or 84.4%, to $0.4 million in the six months ended June 30, 2009 compared to $2.6 million in the six months ended June 30, 2008, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.9% in the six months ended June 30, 2009 compared to 38.4% in the six months ended June 30, 2008.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $140.2 million as of June 30, 2009 compared to $226.3 million as of December 31, 2008 and $78.7 million as of June 30, 2008. We also had short-term investments of $144.5 million as of June 30, 2009 compared to $138.7 million as of December 31, 2008 and $170.5 million as of June 30, 2008. In total, our cash and cash equivalents and short-term investments were $284.7 million as of June 30, 2009 compared to $365.0 million as of December 31, 2008 and $249.2 million as of June 30, 2008. The $80.3 million decrease in cash and cash equivalents and short-term investments as of June 30, 2009 compared to December 31, 2008 was primarily due to repurchases of our common stock and the acquisition of DWC. This decrease was partially offset by cash flows from operating activities.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded a liability of $0.7 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.2 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of June 30, 2009.

We do not expect to make any contribution to the ESI Pension Plan in 2009. We contributed $0.5 million to the ESI Excess Pension Plan in April 2009.

Operations. Cash from operating activities was $21.4 million in the three months ended June 30, 2009 compared to cash used in operating activities of $48.0 million in the three months ended June 30, 2008. The $69.4 million increase in operating cash flow was primarily due to an increase in funds received from higher student enrollments and Title IV Program funding levels. The increase was partially offset by higher income tax payments resulting from higher operating income.

Cash from operating activities increased $51.7 million to $82.8 million in the six months ended June 30, 2009 compared to $31.0 million in the six months ended June 30, 2008, primarily due to an increase in funds received from higher student enrollments and Title IV Program funding levels. The increase was partially offset by:

•	a decrease in funds received from private education loans made to our students by third-party lenders; and
•	higher income tax payments primarily resulting from higher operating income.

Accounts receivable less allowance for doubtful accounts was $69.7 million as of June 30, 2009 compared to $29.2 million as of June 30, 2008. Days sales outstanding was 20.0 days at June 30, 2009 and 10.8 days at June 30, 2008. Both increases were primarily due to increases in internal student financing resulting from the reduction in the availability of third-party private education loans for our students. Although we entered into the Private Student Loan Program, our higher student enrollment and student retention caused the demand for those private education loans to surpass the total loan amount available under the Private Student Loan Program during the first six months of 2009. We believe that our days sales outstanding at the end of 2009 will be in the range of 25 to 35 days.

Investing. In the three months ended June 30, 2009, we spent $0.8 million to renovate, expand or construct buildings at 10 of our locations, compared to $3.9 million for similar expenditures at 10 of our locations in the three months ended June 30, 2008. We also spent $3.0 million in the three months ended June 30, 2008 to purchase a facility we had been leasing. In the six months ended June 30, 2009, we spent $1.9 million to renovate, expand or construct buildings at 10 of our locations compared to $1.5 million to purchase a parcel of land on which we built a facility and $11.7 million to purchase, renovate, expand or construct buildings at 15 of our locations in the six months ended June 30, 2008.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$7.4 million in the three months ended June 30, 2009 compared to $5.3 million in the three months ended June 30, 2008; and
•	$12.0 million in the six months ended June 30, 2009 compared to $7.8 million in the six months ended June 30, 2008.

These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent $20.8 million in the three and six months ended June 30, 2009 to acquire substantially all of the assets and assume certain liabilities of DWC. These assets included the land, buildings, furniture, equipment and other operating assets of DWC. We plan to continue to upgrade and expand current facilities and equipment throughout the remainder of 2009. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. We are a party to the Credit Agreement which provides that we may borrow up to $160.0 million under two revolving credit facilities: one in the maximum principal amount of $50.0 million; and the other in the maximum principal amount of $110.0 million. Borrowings under the Credit Agreement are used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, the state education authorities that regulate our locations and the accrediting agency that accredits our locations.

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

The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Credit Agreement, and that certain representations and warranties contained in the Credit Agreement continue to be true and accurate. We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters. We were in compliance with those ratio requirements as of June 30, 2009.

Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities. As of June 30, 2009, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.44% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of June 30, 2009.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Number of shares	622,200	--	1,150,033	865,000
Total cost	$59,976	$--	$124,336	$71,803
Average price per share	$96.39	$--	$108.11	$83.01

The shares that remained available for repurchase under the Repurchase Program were 2,822,067 as of June 30, 2009. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

In February 2009, we entered into the Private Student Loan Program whereby private education loans are made to our eligible students, up to a specified amount. The Private Student Loan Program covers the three year period of 2009, 2010 and 2011. In connection with the Private Student Loan Program, we entered into the 2009 RSA. See Note 12 of the Notes to Condensed Consolidated Financial Statements and “—Off-Balance Sheet Arrangements” below for further discussion of the 2009 RSA.

We intend to continue providing internal student financing to our students who fail to qualify for private education loans made by third-party lenders in 2009. The amount of internal student financing that we may need to provide our students in the fiscal year ending December 31, 2009 will depend on various factors, including:

•

the increased amounts of grants, loans and other federal financial aid that are available to our students under the Title IV Programs in 2009 under the Ensuring Continued Access to Student Loans Act of 2008 and the American Recovery and Reinvestment Act of 2009;

•	the amount available under the Private Student Loan Program; and
•	the underwriting standards used by the lenders that offer other private education loans to our students.

As a result, we believe that our days sales outstanding at the end of 2009 will be in the range of 25 to 35 days and bad debt expense as a percentage of revenue in the fiscal year ending December 31, 2009 will be in the range of 5% to 7%.

In our experience so far in 2009, lenders have continued to make Title IV Program loans to our students. We have, however, prepared our campuses in the event that our students need to access the William D. Ford Federal Direct Loan Program for Title IV Program loans in the future.

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2009:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$164,724	$37,702	$62,570	$43,577	$20,875
Long-term debt, including scheduled interest payments	$150,660	$660	$150,000	$--	$--
Total	$315,384	$38,362	$212,570	$43,577	$20,875

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of June 30, 2009 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 14 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2009, the total face amount of those surety bonds was approximately $19.9 million.

In February 2009, we entered into the Private Student Loan Program. In connection with the Private Student Loan Program, we entered into the 2009 RSA under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the Private Student Loan Program, based on the annual dollar volume. As of June 30, 2009, approximately $37.0 million of private education loans had been made under the Private Student Loan Program. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the Private Student Loan Program are paid in full or charged off. We did not record a liability for our guarantee obligations under the 2009 RSA as of June 30, 2009, because we do not anticipate that the private education loans charged off will exceed the percentage that would require us to make a payment under our guarantee.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the total private education loans disbursed to our students under the Private Student Loan Program. As of June 30, 2009, the total collateral maintained in a restricted bank account was $2.0 million. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2009.

In addition, in May and June 2009 we made advances to the unaffiliated third party that is holding the private education loans made to our students under the Private Student Loan Program. We determined to make the advances, which bear interest, so that the third party could use those funds to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. As of June 30, 2009, we had advanced $13.9 million to this third party. The advances bear interest at a rate based on the Prime Rate plus an applicable margin. Substantially all of the assets of the third party serve as collateral for the advances. The advances are subject to customary terms and conditions and may be repaid at any time without penalty prior to their maturity date of June 26, 2024.

We also are a party to the 2007 RSA with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under this agreement. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Our obligations under the 2007 RSA will remain in effect until all private education loans under the agreement are paid in full or charged off by the lender. Our recorded liability related to the 2007 RSA as of June 30, 2009 was not material.

Based on the prior repayment history of our students with respect to private education loans, we do not believe that our guarantee obligations under either RSA will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSAs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the return on our investments and the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Our investments consist primarily of government and governmental obligations and marketable debt securities. We estimate that the market risk associated with these investments can best be measured by a potential decrease in the fair value of these investments from a hypothetical 10% increase in interest rates. If such a hypothetical increase in rates were to occur, the reduction in the market value of our portfolio of marketable securities would not be material.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three and six months ended June 30, 2009.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2009, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. We cannot assure you of the ultimate outcome of any litigation involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in both our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2009:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2009 through April 30, 2009	45,093(2)	$101.46	45,000	3,399,267
May 1, 2009 through May 31, 2009	577,200	96.00	577,200	2,822,067
June 1, 2009 through June 30, 2009	--	--	--	2,822,067
Total	622,293(2)	$96.40	622,200

_____________________________

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 2,822,067 as of June 30, 2009. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

(2)

Includes 93 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain restricted stock awards held by those employees.

Item 4.	Submission of Matters to a Vote of Security Holders.

During our second fiscal quarter of 2009, our 2009 Annual Meeting of Shareholders was held on May 5, 2009 to:

•	elect three directors; and
•

ratify the appointment of PricewaterhouseCoopers LLP (“PWC”) by the Audit Committee of our Board of Directors to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2009.

At our 2009 Annual Meeting of Shareholders, our shareholders elected the following persons to serve as directors in the third class of our Board of Directors, each to hold office for the term of three years and until his or her successor is elected and has qualified:

Third Class - Term expiring at 2012 Annual Meeting

1.	Joanna T. Lau
2.	Samuel L. Odle
3.	John A. Yena

The final results of the vote taken at our 2009 Annual Meeting of Shareholders for the director nominees were as follows:

	Votes For	Percentage of Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
Joanna T. Lau	35,006,041	99.69%	92,622	14,858	0
Samuel L. Odle	34,960,136	99.56%	139,625	13,761	0
John A. Yena	34,965,476	99.57%	130,872	17,174	0

The directors who continued in office after our 2009 Annual Meeting of Shareholders are as follows:

First Class - Term expiring at 2010 Annual Meeting

1.	John F. Cozzi
2.	Kevin M. Modany
3.	Lloyd G. Waterhouse

Second Class - Term expiring at 2011 Annual Meeting

1.	John E. Dean
2.	James D. Fowler, Jr.
3.	Vin Weber

Third Class - Term expiring at 2012 Annual Meeting

1.	Joanna T. Lau
2.	Samuel L. Odle
3.	John A. Yena

At our 2009 Annual Meeting of Shareholders, our shareholders ratified the appointment of PWC to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2009. The final results of the vote taken at that meeting ratifying the appointment of PWC were as follows:

Votes For	Percentage of Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
34,550,260	98.39%	534,417	28,844	0

Item 6.	Exhibits.

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

Date: July 23, 2009

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