Form 10-Q
period 2009-09-30
ITT EDUCATIONAL SERVICES INC
filed 2009-10-22
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

36,945,066

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2009

ITT EDUCATIONAL SERVICES, INC.
Carmel, Indiana

Quarterly Report to Securities and Exchange Commission
September 30, 2009

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2009 and 2008 (unaudited) and December 31, 2008

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2009 and 2008

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2009 and 2008 (unaudited) and the year ended December 31, 2008

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	September 30, 2009	December 31, 2008	September 30, 2008
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,971	$226,255	$136,698
Short-term investments	144,146	138,709	150,000
Restricted cash	5,723	10,405	17
Accounts receivable, net	93,819	29,779	33,309
Deferred income taxes	16,328	12,104	13,012
Prepaid expenses and other current assets	19,106	13,793	12,980
Total current assets	410,093	431,045	346,016

Property and equipment, net	192,341	166,671	166,140
Direct marketing costs, net	27,222	22,973	22,694
Other assets	20,705	3,170	19,481
Total assets	$650,361	$623,859	$554,331

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$150,000	$--	$--
Accounts payable	67,183	54,815	58,781
Accrued compensation and benefits	23,340	21,133	28,574
Accrued income taxes	7,917	14,976	1,753
Other accrued liabilities	15,884	11,423	12,274
Deferred revenue	146,203	162,206	142,044
Total current liabilities	410,527	264,553	243,426

Long-term debt	--	150,000	150,000
Deferred income taxes	4,092	1,504	10,108
Other liabilities	22,262	19,951	19,207
Total liabilities	436,881	436,008	422,741

Shareholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	151,653	135,655	133,723
Retained earnings	929,907	732,107	670,073
Accumulated other comprehensive (loss)	(12,558)	(13,384)	(3,417)
Treasury stock, 17,123,838, 15,352,376
and 15,376,719 shares, at cost	(856,063)	(667,068)	(669,330)
Total shareholders’ equity	213,480	187,851	131,590
Total liabilities and shareholders’ equity	$650,361	$623,859	$554,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$339,643	$254,273	$944,816	$735,533
Costs and expenses:
Cost of educational services	116,730	95,011	328,609	282,219
Student services and administrative expenses	100,187	78,500	276,044	227,535
Total costs and expenses	216,917	173,511	604,653	509,754
Operating income	122,726	80,762	340,163	225,779
Interest income	716	1,565	2,827	4,774
Interest (expense)	(191)	(1,012)	(593)	(3,588)
Income before provision for income taxes	123,251	81,315	342,397	226,965
Provision for income taxes	47,891	31,129	133,185	87,017
Net income	$75,360	$50,186	$209,212	$139,948

Earnings per share:
Basic	$2.02	$1.29	$5.51	$3.59
Diluted	$2.00	$1.28	$5.45	$3.56

Weighted average shares outstanding:
Basic	37,324	38,777	37,950	38,938
Diluted	37,763	39,195	38,412	39,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income	$75,360	$50,186	$209,212	$139,948
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	6,276	5,077	18,204	16,335
Provision for doubtful accounts	23,183	12,839	56,012	29,457
Deferred income taxes	1,471	(1,948)	(2,344)	(7,251)
Excess tax benefit from stock option exercises	(1,385)	(686)	(5,272)	(773)
Stock-based compensation expense	2,891	1,628	10,247	5,731
Other	113	--	(309)	--
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(5,743)	181	2,581	6,039
Accounts receivable	(47,255)	(16,950)	(119,255)	(47,634)
Direct marketing costs, net	(1,234)	(731)	(4,249)	(2,127)
Accounts payable	4,763	4,375	10,819	13,661
Accrued income taxes	(2,432)	(2,982)	(1,308)	(3,467)
Other operating assets and liabilities	(377)	4,331	1,007	11,214
Deferred revenue	19,325	3,706	(17,631)	(71,083)
Net cash flows from operating activities	74,956	59,026	157,714	90,050

Cash flows from investing activities:
Facility expenditures and land purchases	(664)	(3,944)	(2,516)	(17,107)
Capital expenditures, net	(3,907)	(4,286)	(15,913)	(12,103)
Acquisition of college, net of cash acquired	--	--	(20,792)	--
Proceeds from sales and maturities of investments	57,352	492,760	142,741	964,565
Purchase of investments	(56,543)	(472,260)	(147,362)	(811,205)
Issuance of note receivable, net of repayments	(71)	--	(13,991)	--
Net cash flows from investing activities	(3,833)	12,270	(57,833)	124,150

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,385	686	5,272	773
Proceeds from exercise of stock options	2,756	1,996	8,750	2,271
Repurchase of common stock and shares tendered for taxes	(84,497)	(15,971)	(209,187)	(87,774)
Net cash flows from financing activities	(80,356)	(13,289)	(195,165)	(84,730)

Net change in cash and cash equivalents	(9,233)	58,007	(95,284)	129,470

Cash and cash equivalents at beginning of period	140,204	78,691	226,255	7,228

Cash and cash equivalents at end of period	$130,971	$136,698	$130,971	$136,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2007	54,069	$541	$127,017	$531,363	$(3,417)	(14,375)	$(584,946)	$70,558
For the nine months ended September 30, 2008 (unaudited):
Net income				139,948				139,948
Other comprehensive income								--
Comprehensive income								139,948
Exercise of stock options				(1,213)		51	3,484	2,271
Tax benefit from exercise of stock options			796					796
Stock-based compensation			5,731					5,731
Common shares repurchased						(1,050)	(87,774)	(87,774)
Issuance of shares for Directors’ compensation				(25)		1	85	60
Restricted stock cancellations			179			(3)	(179)	--
Balance as of September 30, 2008	54,069	541	133,723	670,073	(3,417)	(15,376)	(669,330)	131,590
For the three months ended December 31, 2008 (unaudited):
Net income				63,024				63,024
Other comprehensive income:
Amortization of prior service cost, net of $10 of income tax					17			17
Net actuarial pension loss, net of $7,237 of income tax					(11,212)			(11,212)
Pension settlement loss, net of $599 of income tax					928			928
Unrealized gain					428			428
Comprehensive income								53,185
Prior service costs, net of $83 of income tax					(128)			(128)
Adoption of change in pension measurement date, net of $210 of income tax				325				325
Exercise of stock options				(1,315)		24	2,285	970
Tax benefit from exercise of stock options			405					405
Stock-based compensation			1,504					1,504
Common shares repurchased						--	--	--
Restricted stock cancellations			23			--	(23)	--
Balance as of December 31, 2008	54,069	541	135,655	732,107	(13,384)	(15,352)	(667,068)	187,851
For the nine months ended September 30, 2009 (unaudited):
Net income				209,212				209,212
Other comprehensive income:
Amortization of prior service cost, net of $8 of income tax					12			12
Amortization of net actuarial pension loss, net of $696 of income tax					1,078			1,078
Unrealized (loss)					(264)			(264)
Comprehensive income								210,038
Exercise of stock options				(11,414)		209	20,164	8,750
Tax benefit from exercise of stock options and restricted stock vesting			5,751					5,751
Stock-based compensation			10,247					10,247
Common shares repurchased						(1,978)	(208,828)	(208,828)
Issuance of shares for Directors’ compensation				2		1	28	30
Restricted stock shares withheld for taxes						(4)	(359)	(359)
Balance as of September 30, 2009	54,069	$541	$151,653	$929,907	$(12,558)	(17,124)	$(856,063)	$213,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment.  As of September 30, 2009, we were offering master, bachelor and associate degree programs to more than 79,000 students at ITT Technical Institute and Daniel Webster College (“DWC”) locations.  As of September 30, 2009, we had 122 locations (including 113 campuses and nine learning sites) in 38 states.  All of our locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED").  We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.  Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries' accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted.  The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States.  Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements.  As of September 30, 2009, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements.

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

On June 10, 2009, we acquired substantially all of the assets and assumed certain liabilities of DWC for approximately $20,800 in cash, net of cash acquired.  Approximately $20,600 of the amount we paid was used to satisfy certain liabilities of DWC that we did not assume in the acquisition.  DWC’s campus is located in Nashua, New Hampshire.  DWC is authorized by the New Hampshire Postsecondary Education Commission and is accredited by the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges.  DWC offers programs of study at the master, bachelor and associate degree levels both in residence and through distance education.

Our condensed consolidated financial statements include the results of operations of DWC from the acquisition date.  The revenue and expenses of DWC included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 were not material.  Our revenue, net income and earnings per share would not have been materially affected if the revenue and expenses of DWC were presented for the nine months ended September 30, 2009 and 2008 and the three months ended September 30, 2008 as if the transaction had occurred at the beginning of each of those reporting periods.

The acquisition of DWC has been accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”), which requires the use of the acquisition method of accounting for all business combinations. The purchase price has been preliminarily allocated to identifiable net assets, with the excess of the estimated fair value of the net assets acquired over the consideration paid recognized as a gain.  The gain was not material and has been recorded in “Student services and administrative expenses” in our Condensed Consolidated Statements of Income for the nine months ended September 30, 2009.

The following table sets forth the estimated fair values allocated to the major classes of assets acquired and liabilities assumed in the DWC acquisition as of the acquisition date:

	Assets Acquired	Liabilities Assumed
Cash and other current assets	$1,215
Land, buildings, furniture and equipment	25,445
Intangibles	870
Accounts payable and other liabilities		$5,621
	$27,530	$5,621

These estimated fair values of assets acquired and liabilities assumed in the DWC acquisition are preliminary and are based on information that was available as of the acquisition date and as of September 30, 2009.  The allocation of the purchase price may be revised when we complete the final review of information, but we do not anticipate any material changes.  We expect to finalize the purchase price allocation by December 31, 2009.

3.	New Accounting Guidance

In June 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  This guidance was included in the Codification under ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”).  All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The Codification became effective for us beginning with our third fiscal quarter of 2009.  Therefore, beginning with our third fiscal quarter of 2009, all references made by us to GAAP in our notes to condensed consolidated financial statements use the new Codification numbering system.  The Codification does not change or alter existing GAAP and, therefore, did not have any impact on our condensed consolidated financial statements.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance was included in the Codification under ASC 855, “Subsequent Events” (“ASC 855”), and became effective for us beginning with our second fiscal quarter of 2009.  We performed an evaluation of subsequent events through October 21, 2009, and we issued our financial statements on October 22, 2009.

See Notes 4 and 8 for a discussion of additional new accounting guidance that became effective for us beginning with our second fiscal quarter of 2009.

The following new accounting guidance became effective for us beginning with our first fiscal quarter of 2009:

•
Accounting for financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities, was included in the Codification under ASC 944, “Financial Services – Insurance” (“ASC 944”).  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
Expanded disclosure requirements for derivative instruments and hedging activities were included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”). The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
Accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary were included in the Codification under ASC 810. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
Principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination were included in the Codification under ASC 805. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
Reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties and the definition of collaborative arrangements were included in the Codification under ASC 808, “Collaborative Arrangements” (“ASC 808”).  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

See Note 4 for a discussion of additional new accounting guidance that became effective for us beginning with our first fiscal quarter of 2009.

In June 2009, the FASB set forth certain requirements to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance is effective for our interim and annual reporting periods beginning January 1, 2010.  We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

Also in June 2009, the FASB provided guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also clarified the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminated exceptions for qualifying special-purpose entities from the consolidation guidance and eliminated the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets.  This guidance is effective for our interim and annual reporting periods beginning January 1, 2010.  We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

In December 2008, the FASB issued guidance which required enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan.  This guidance was included in the Codification under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This provision of ASC 715 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.

4.	Fair Value

In February 2008, the FASB delayed the effective date of fair value disclosures for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This guidance was included in the Codification under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This provision of ASC 820 was effective for us beginning on January 1, 2009.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements, because we do not have any nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value.

ASC 820 defines fair value for financial reporting as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date.  The fair value measurement of our financial assets utilized assumptions categorized as observable inputs under ASC 820.  Observable inputs are assumptions based on independent market data sources.

In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance was included in the Codification under ASC 820. This guidance became effective for us beginning with our disclosures for our second fiscal quarter of 2009.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or disclosures.

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2009:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents	$124,540	$124,540	$--	$--
Short-term investments	144,146	78,291	65,855	--
	$268,686	$202,831	$65,855	$--

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

In April 2009, the FASB required disclosures about fair value of financial instruments for interim reporting periods.  This guidance was included in the Codification under ASC 825, “Financial Instruments” (“ASC 825”), and became effective for us beginning with our disclosures for our second fiscal quarter of 2009.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued liabilities and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments.  Investments classified as available-for-sale are recorded at their market value.

The fair value of a note receivable included in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2009 is estimated by discounting the future cash flows using current rates for similar arrangements.  As of September 30, 2009, each of the carrying value and the estimated fair value of the note receivable was $13,990.

The fair value of the current portion of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities.  As of September 30, 2009, the carrying value of the current portion of our long-term debt was $150,000 and the estimated fair value was approximately $149,400.

5.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense	$2,891	$1,628	$10,247	$5,731
Income tax (benefit)	$(1,113)	$(627)	$(3,946)	$(2,206)

We did not capitalize any stock-based compensation cost in the three or nine months ended September 30, 2009 or 2008.

As of September 30, 2009, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $17,243, net of estimated forfeitures, will be recognized in future periods.  This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.0 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2009
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,561,517	$54.89	$85,710
Granted	258,000	$121.56	31,362
Forfeited	(1,000)	$51.20	(51)
Exercised	(209,044)	$41.86	(8,750)
Expired	--	$--	--
Outstanding at end of period	1,609,473	$67.27	$108,271	4.7 years	$69,431
Exercisable at end of period	1,152,025	$51.89	$59,777	3.8 years	$67,418

     _____________________________
(1)
The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on September 30, 2009, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shares subject to stock options granted	--	--	258,000	177,543
Weighted average grant date fair value	$--	$--	$54.05	$36.83
Shares subject to stock options exercised	65,150	43,442	209,044	50,725
Intrinsic value of stock options exercised	$3,613	$1,839	$14,582	$2,096
Proceeds received from stock options exercised	$2,756	$1,996	$8,750	$2,271
Tax benefits realized from stock options exercised	$1,388	$706	$5,458	$796

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	Not applicable	Not applicable	1.6%	2.7%
Expected lives (in years)	Not applicable	Not applicable	4.5	4.0
Volatility	Not applicable	Not applicable	54%	53%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of shares of restricted stock and the restricted stock units ("RSUs") that were granted, forfeited and vested in the period indicated:

	Nine Months Ended September 30, 2009
	# of Shares of Restricted Stock	Weighted Average Grant Date Fair Value	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	19,440	$61.05	95,079	$82.95
Granted	--	--	36,995	$116.43
Forfeited	--	--	(5,941)	$93.62
Vested	(19,440)	$61.05	--	--
Unvested at end of period	--	$--	126,133	$92.27

The total fair market value of the shares vested during the nine months ended September 30, 2009 was $1,938.

6.	Stock Repurchases

As of September 30, 2009, 1,994,225 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors.  The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Number of shares	827,842	184,700	1,977,875	1,049,700
Total cost	$84,492	$15,971	$208,828	$87,774
Average cost per share	$102.06	$86.47	$105.58	$83.62

7.	Debt

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

Borrowings under the Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly.  We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities.  As of September 30, 2009, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.40% per annum.  Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of September 30, 2009.

The following table sets forth the interest expense on our borrowings under the Credit Agreement that we recognized in the periods indicated:

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008
$189	$1,012	$584	$3,536

8.	Investments

In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance was included in the Codification under ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”), and became effective for us beginning with our disclosures for our second fiscal quarter of 2009.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or disclosures because we did not hold any investments at September 30, 2009 that were impaired.

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	September 30, 2009			December 31, 2008			September 30, 2008
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$139,050	$--	$139,050	$138,709	$--	$138,709	$150,000	$--	$150,000

The following table sets forth the aggregate fair value and the net unrealized gains included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	September 30, 2009		December 31, 2008		September 30, 2008
	Aggregate Fair Value	Net Unrealized Gains	Aggregate Fair Value	Net Unrealized Gains	Aggregate Fair Value	Net Unrealized Gains
Available-for-Sale Investments:
Variable rate demand notes	$--	$--	$30,500	$--	$150,000	$--
Government obligations	78,291	60	53,056	146	--	--
Government agency obligations	27,863	20	29,641	165	--	--
Corporate obligations	32,896	84	25,512	117	--	--
	$139,050	$164	$138,709	$428	$150,000	$--

We also held a certificate of deposit with a total principal value of $5,096 as of September 30, 2009.  This investment is included in short-term investments on our Condensed Consolidated Balance Sheet.

The following table sets forth the components of investment income included in interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$655	$1,563	$2,766	$4,767
Net realized gain on sale of investments	61	--	61	--
	$716	$1,563	$2,827	$4,767

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of September 30, 2009:

Contractual Maturity	Available-for-Sale
Due within five years	$139,050
Due after five years through ten years	--
Due after ten years	--
$139,050

9.	Note Receivable

In the second and third fiscal quarters of 2009, we made advances to an unaffiliated third party, whose purpose is to purchase private education loans and sell participation interests in those loans.  The third party used the advances from us to provide partial funding for private education loans made to our students.  As of September 30, 2009, we had advanced $13,990 to this entity.  The advances bear interest at a rate based on the Prime Rate plus an applicable margin.  Substantially all of the assets of the third party serve as collateral for the advances.  The advances are subject to customary terms and conditions and may be repaid at any time without penalty prior to their maturity date of August 21, 2024.

As a result of those advances, we held a variable interest in this third party, but we are not considered the primary beneficiary for purposes of including the financial results of this third party in our consolidated financial statements.  If we had been required to include the financial results of this third party in our condensed consolidated financial statements for the three and nine month periods ended September 30, 2009, it would not have had a material effect.

10.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share”.  This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	37,324	38,777	37,950	38,938
Shares assumed issued (less shares assumed purchased for treasury)
for stock-based compensation	439	418	462	353
Outstanding shares for diluted
earnings per share calculation	37,763	39,195	38,412	39,291

A total of 272,400 shares at September 30, 2009 and 265,825 shares at September 30, 2008 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

11.	Employee Pension Benefits

The following table sets forth the components of net periodic pension cost (benefit) of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest cost	$779	$769	$2,327	$2,307
Expected return on assets	(956)	(1,307)	(2,864)	(3,921)
Recognized net actuarial loss	641	--	1,773	--
Amortization of prior service cost	7	--	21	--
Net periodic pension cost (benefit)	$471	$(538)	$1,257	$(1,614)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006.  As a result, no service cost has been included in the net periodic pension cost or benefit.

We made no contributions to the ESI Pension Plan during the three or nine months ended September 30, 2009 and 2008.  We do not expect to make any contributions to the ESI Pension Plan in 2009.  We made no contributions to the ESI Excess Pension Plan in the three months ended September 30, 2009 and we contributed $528 in the nine months ended September 30, 2009.  We contributed $1,251 to the ESI Excess Pension Plan in the three and nine months ended September 30, 2008.

12.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us.  We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of September 30, 2009, the total face amount of those surety bonds was approximately $19,986.

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

Guarantees. In February 2009, we entered into an agreement with an unaffiliated third party whereby private education loans are provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover (the “Private Student Loan Program”).  In connection with the Private Student Loan Program, we entered into a risk sharing agreement (“2009 RSA”) under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the Private Student Loan Program, based on the annual dollar volume.  As of September 30, 2009, approximately $52,000 of private education loans had been made under the Private Student Loan Program.  Our obligations under the 2009 RSA will remain in effect until all private education loans made under the Private Student Loan Program are paid in full or charged off.  The standard repayment term for a private education loan made under the Private Student Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.  We did not record a liability for our guarantee obligations under the 2009 RSA as of September 30, 2009, because we do not anticipate that the private education loans charged off will exceed the percentage that would require us to make a payment under our guarantee.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the total private education loans disbursed to our students under the Private Student Loan Program.  As of September 30, 2009, the total collateral maintained in a restricted bank account was not material.  This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2009.  The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis.  We were in compliance with these covenants as of September 30, 2009.

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

As a result, we are not able to estimate the undiscounted maximum potential future payments that we could be required to make under the 2007 RSA.  Our recorded liability related to the 2007 RSA as of September 30, 2009 was not material.

13.	Subsequent Event

In the fourth quarter of 2009, we decided to change our accounting method for direct costs that relate to the enrollment of new students (“Direct Marketing Costs”).  Under the accounting method for Direct Marketing Costs that we used through the third quarter of 2009, we capitalized and amortized those costs over the period during which the revenue streams from the associated contracts were recognized.  Under our new accounting method for Direct Marketing Costs, we will expense those costs in the period incurred.  We evaluated both methods of accounting and determined that expensing Direct Marketing Costs in the period incurred is a preferable accounting method under GAAP, primarily because it will improve the comparability of our financial statements to those of other publicly traded companies in our industry which generally expense such costs as incurred.

If we had expensed Direct Marketing Costs in the three and nine months ended September 30, 2009:

•	our net income would have decreased by approximately:
•	$752 in the three months ended September 30, 2009; and
•	$2,590 in the nine months ended September 30, 2009; and
•	our total cash flows from operating activities, investing activities or financing activities would not have changed in either period.

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

•	our ability to implement our growth strategies;
•	our failure to maintain or renew required regulatory authorizations or accreditation of our campuses;
•	receptivity of students and employers to our existing program offerings and new curricula;
•	loss of access by our students to lenders for student loans;
•	our ability to collect internally funded financing from our students;
•	our exposure under our guarantees related to private student loan programs; and
•	our ability to successfully defend litigation and other claims brought against us.

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment.  As of September 30, 2009, we were offering master, bachelor and associate degree programs to more than 79,000 students.  As of September 30, 2009, we had 122 locations (including 113 campuses and nine learning sites) in 38 states.  All of our locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED.  We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study.  We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the third quarter of 2009, we began operations at five new ITT Technical Institute campuses.  We plan to begin operations at three additional locations during the remainder of 2009.  Our overall expansion plans include:

•	operating new campuses;
•	adding learning sites to existing campuses;
•	offering a broader range of both residence and online programs at our existing campuses; and
•	increasing the number of our campuses that offer bachelor degree programs.

On June 10, 2009, we acquired substantially all of the assets and assumed certain liabilities of DWC for approximately $20.8 million in cash, net of cash acquired.  DWC’s campus is located in Nashua, New Hampshire.  DWC is authorized by the New Hampshire Postsecondary Education Commission and is accredited by the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges.  DWC offers programs of study at the master, bachelor and associate degree levels both in residence and through distance education.

Our condensed consolidated financial statements include the results of operations of DWC from the acquisition date.  The revenue and expenses of DWC that were included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 were not material.

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

As described in Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended December 31, 2008, we capitalized and amortized Direct Marketing Costs over the period during which the revenue streams from the associated contracts were recognized.  This is an acceptable accounting method under, and in accordance with, GAAP.  Other publicly traded companies in our industry expense Direct Marketing Costs in the period incurred, which is an alternative accounting method that is also acceptable under, and in accordance with, GAAP.  In connection with a review by the SEC of our Form 10-K for the fiscal year ended December 31, 2008, we re-evaluated our accounting method for Direct Marketing Costs.  We determined that expensing our Direct Marketing Costs in the period incurred is a preferable GAAP accounting method, primarily because it will improve the comparability of our financial statements with those of other publicly traded companies in our industry.  As a result, in the fourth quarter of 2009, we will change our accounting method for Direct Marketing Costs and begin expensing those costs in the period incurred.

As required by the accounting guidance for changes in accounting methods, the presentations of our financial statements for prior periods that we include in future press releases and SEC filings will be adjusted to reflect the accounting for Direct Marketing Costs under our new accounting method.  The following table sets forth the effect that this change in accounting method would have had on our net income and diluted earnings per share in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except earnings per share data)
Net Income as reported	$75,360	$50,186	$209,212	$139,948
Estimated effect of planned accounting change	(752)	(446)	(2,590)	(1,298)
Net income as adjusted	$74,608	$49,740	$206,622	$138,650

Earnings per share:
Diluted - as reported	$2.00	$1.28	$5.45	$3.56
Estimated effect of planned accounting change	(0.02)	(0.01)	(0.07)	(0.03)
Diluted - as adjusted	$1.98	$1.27	$5.38	$3.53

We believe that our diluted earnings per share in the fiscal year ending December 31, 2009 will decrease approximately $0.08 as a result of our change in accounting method for Direct Marketing Costs.  If we had used our new accounting method for Direct Marketing Costs in prior periods:

•	our shareholders’ equity as of:
•	September 30, 2009 would have decreased by approximately $16.6 million; and
•	December 31, 2008 would have decreased by approximately $14.0 million; and
•	our total cash flows from operating activities, investing activities or financing activities would not have changed in any period presented.

New Accounting Guidance

In June 2009, the FASB established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  This guidance was included in the Codification under ASC 105.  All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The Codification became effective for us beginning with our third fiscal quarter of 2009.  Therefore, beginning with our third fiscal quarter of 2009, all references made by us to GAAP use the new Codification numbering system.  The Codification does not change or alter existing GAAP and, therefore, it did not have any impact on our condensed consolidated financial statements.

The following new accounting guidance became effective for us beginning with our second fiscal quarter of 2009:

•
General standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued were included in the Codification under ASC 855.  We performed an evaluation of subsequent events through October 21, 2009, and we issued our financial statements on October 22, 2009.

•
Disclosures about fair value of financial instruments for interim reporting periods were included in the Codification under ASC 825. See Note 4 of the Notes to Condensed Consolidated Financial Statements for the required disclosures.

•
Additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased was included in the Codification under ASC 820. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or disclosures.

•
Other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements was included in the Codification under ASC 320. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or disclosures.

The following new accounting guidance became effective for us beginning with our first fiscal quarter of 2009:

•
Accounting for financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities, was included in the Codification under ASC 944. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

•
Expanded disclosure requirements for derivative instruments and hedging activities were included in the Codification under ASC 815. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
Accounting and reporting standards for the noncontrolling interest of a subsidiary and for the deconsolidation of a subsidiary were included in the Codification under ASC 810. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
Principles and requirements for how a company recognizes and measures assets, liabilities and noncontrolling interests acquired or assumed in a business combination were included in the Codification under ASC 805. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
Reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties and the definition of collaborative arrangements were included in the Codification under ASC 808. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

•
The delay of the effective date of the fair value standards for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, was included in the Codification under ASC 820. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB set forth certain requirements to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance is effective for our interim and annual reporting periods beginning January 1, 2010.  We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

Also in June 2009, the FASB issued guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also clarified the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminated exceptions for qualifying special-purpose entities from the consolidation guidance and eliminated the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets.  This guidance is effective for our interim and annual reporting periods beginning January 1, 2010.  We have not determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements and disclosures.

In December 2008, the FASB issued guidance to enhance disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. This guidance was included in the Codification under ASC 715. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This provision of ASC 715 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	34.4%	37.4%	34.8%	38.4%
Student services and administrative expenses	29.5%	30.8%	29.2%	30.9%
Operating income	36.1%	31.8%	36.0%	30.7%
Interest income, net	0.2%	0.2%	0.2%	0.2%
Income before provision for income taxes	36.3%	32.0%	36.2%	30.9%

The following table sets forth our total student enrollment as of the dates indicated:

	2009		2008
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment (1)	Prior Year (1)	Enrollment	Prior Year
March 31	65,620	21.1%	54,194	9.9%
June 30	69,889	27.6%	54,793	12.1%
September 30	79,208	28.7%	61,556	14.7%
December 31	Not applicable	Not applicable	61,983	16.9%
        _____________________________
(1)	Students enrolled at Daniel Webster College have been included beginning with the June 30, 2009 period.

Total student enrollment includes all new and continuing students.  A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term.  A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;
•	after graduating in a prior academic term from a different program of study at that campus; or
•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2009		2008
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment (1)	Prior Year (1)	Enrollment	Prior Year
March 31	18,935	36.8%	13,844	8.7%
June 30	19,692	33.5%	14,751	22.5%
September 30	27,738	27.2%	21,807	19.4%
December 31	Not applicable	Not applicable	14,911	29.2%
Total for the year	Not applicable	Not applicable	65,313	19.6%
        _____________________________
(1)	New students enrolled at Daniel Webster College have been included beginning with the September 30, 2009 period.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of (1):
Year	March 31	June 30	September 30	December 31
2007	78.0%	74.7%	72.4%	77.3%
2008	76.1%	73.9%	72.5%	76.5%
2009	75.3%	75.3%	73.6%	Not applicable
 _____________________________
(1)	Students enrolled at Daniel Webster College have been included beginning with the rate as of September 30, 2009.

The decrease in the student persistence rate as of March 31, 2008 compared to the same point in 2007 was primarily due to a change in our 2008 academic calendar, which eliminated a break in classes in the first quarter of 2008 compared to the first quarter of 2007.  We believe that this change in the academic calendar resulted in approximately 500 additional student withdrawals occurring in the first quarter of 2008 than would have occurred if we had not changed the academic calendar.  The decrease in our students’ persistence as of June 30, 2008, December 31, 2008 and March 31, 2009 compared to the corresponding date in the prior year was primarily due to the higher number of students who graduated during each of the more recent three-month periods compared to the corresponding period in the prior year.

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008.  Revenue increased $85.4 million, or 33.6%, to $339.6 million in the three months ended September 30, 2009 compared to $254.3 million in the three months ended September 30, 2008.  The primary factors that contributed to this increase included, in order of significance:

•	a 27.6% increase in total student enrollment at June 30, 2009 compared to June 30, 2008;
•	a 5.0% increase in tuition rates implemented in March 2009; and
•	a 140 basis point increase in the student persistence rate as of June 30, 2009 compared to June 30, 2008.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in operation prior to 2008;
•	new programs of study offered at our campuses; and
•	operating new campuses.

Cost of educational services increased $21.7 million, or 22.9%, to $116.7 million in the three months ended September 30, 2009 compared to $95.0 million in the three months ended September 30, 2008.  The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and
•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by greater leverage of our fixed costs in the operation of our campuses.

Cost of educational services as a percentage of revenue decreased 300 basis points to 34.4% in the three months ended September 30, 2009 compared to 37.4% in the three months ended September 30, 2008.  The primary factor that contributed to this decrease was greater leverage of our fixed costs in the operation of our campuses.  The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $21.7 million, or 27.6%, to $100.2 million in the three months ended September 30, 2009 compared to $78.5 million in the three months ended September 30, 2008.  The principal causes of this increase included, in order of significance:

•	an increase in bad debt expense associated with increases in the amount of internal student financing; and
•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses decreased to 29.5% of revenue in the three months ended September 30, 2009 compared to 30.8% of revenue in the three months ended September 30, 2008.  The principal cause of this decrease was our ability to leverage our centralized services over a larger base of operations and media advertising costs increasing at a lower rate than the increase in revenue.  The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense.  Bad debt expense as a percentage of revenue increased to 6.8% in the three months ended September 30, 2009, compared to 5.0% in the three months ended September 30, 2008.  The primary factor that contributed to this increase was an increase in the amount of internal student financing that we provided to our students.  We believe that our bad debt expense as a percentage of revenue will be in the range of 5.0% to 7.0% in the fiscal year ending December 31, 2009.

Operating income increased $42.0 million, or 52.0%, to $122.7 million in the three months ended September 30, 2009 compared to $80.8 million in the three months ended September 30, 2008, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses.  Our operating margin increased to 36.1% in the three months ended September 30, 2009 compared to 31.8% in the three months ended September 30, 2008, as a result of the impact of the factors discussed above.

Interest income decreased $0.8 million, or 54.2%, to $0.7 million in the three months ended September 30, 2009 compared to $1.6 million in the three months ended September 30, 2008, primarily due to a decrease in investment returns in the overall market.  Interest expense decreased $0.8 million, or 81.1%, to $0.2 million in the three months ended September 30, 2009 compared to $1.0 million in the three months ended September 30, 2008, due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.9% in the three months ended September 30, 2009 compared to 38.3% in the three months ended September 30, 2008.  The primary factor that contributed to the increase of 60 basis points in the effective income tax rate was the lower amount of tax exempt investment income in the three months ended September 30, 2009 compared to the same period in 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008.  Revenue increased $209.3 million, or 28.5%, to $944.8 million in the nine months ended September 30, 2009 compared to $735.5 million in the nine months ended September 30, 2008.  The primary factors that contributed to this increase included, in order of significance:

•	a 27.6% increase in total student enrollment at June 30, 2009 compared to June 30, 2008;
•	a 21.1% increase in total student enrollment at March 31, 2009 compared to March 31, 2008;
•	a 5.0% increase in tuition rates implemented in each of March 2009 and March 2008; and
•	a 16.9% increase in total student enrollment at December 31, 2008 compared to December 31, 2007.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in operation prior to 2008;
•	new programs of study offered at our campuses; and
•	operating new campuses.

Cost of educational services increased $46.4 million, or 16.4%, to $328.6 million in the nine months ended September 30, 2009 compared to $282.2 million in the nine months ended September 30, 2008.  The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and
•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by, in order of significance:

•	greater leverage of our fixed costs in the operation of our campuses; and
•	decreased costs associated with decreased sales of laptop computers.

Cost of educational services as a percentage of revenue decreased 360 basis points to 34.8% in the nine months ended September 30, 2009 compared to 38.4% in the nine months ended September 30, 2008.  The primary factor that contributed to this decrease was greater leverage of our fixed costs in the operation of our campuses, including lower occupancy costs as a percentage of revenue.  The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $48.5 million, or 21.3%, to $276.0 million in the nine months ended September 30, 2009 compared to $227.5 million in the nine months ended September 30, 2008.  The principal causes of this increase included, in order of significance:

•	an increase in bad debt expense associated with increases in the amount of internal student financing; and
•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses decreased to 29.2% of revenue in the nine months ended September 30, 2009 compared to 30.9% of revenue in the nine months ended September 30, 2008.  The primary cause of this decrease was our ability to leverage our centralized services over a larger base of operations and media advertising costs increasing at a lower rate than the increase in revenue.  The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 5.9% in the nine months ended September 30, 2009, compared to 4.0% in the nine months ended September 30, 2008.  The primary factor that contributed to this increase was an increase in the amount of internal student financing that we provided to our students.  We believe that our bad debt expense as a percentage of revenue will be in the range of 5.0% to 7.0% in the fiscal year ending December 31, 2009.

Operating income increased $114.4 million, or 50.7%, to $340.2 million in the nine months ended September 30, 2009 compared to $225.8 million in the nine months ended September 30, 2008, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses.  Our operating margin increased to 36.0% in the nine months ended September 30, 2009 compared to 30.7% in the nine months ended September 30, 2008, as a result of the impact of the factors discussed above.

Interest income decreased $1.9 million, or 40.8%, to $2.8 million in the nine months ended September 30, 2009 compared to $4.8 million in the nine months ended September 30, 2008, primarily due to a decrease in investment returns in the overall market. Interest expense decreased $3.0 million, or 83.5%, to $0.6 million in the nine months ended September 30, 2009 compared to $3.6 million in the nine months ended September 30, 2008, due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.9% in the nine months ended September 30, 2009 compared to 38.3% in the nine months ended September 30, 2008.  The primary factor that contributed to the increase of 60 basis points in the effective income tax rate was the lower amount of tax exempt investment income in the nine months ended September 30, 2009 compared to the same period in 2008.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $131.0 million as of September 30, 2009 compared to $226.3 million as of December 31, 2008 and $136.7 million as of September 30, 2008.  We also had short-term investments of $144.1 million as of September 30, 2009 compared to $138.7 million as of December 31, 2008 and $150.0 million as of September 30, 2008.  In total, our cash and cash equivalents and short-term investments were $275.1 million as of September 30, 2009 compared to $365.0 million as of December 31, 2008 and $286.7 million as of September 30, 2008.  The $89.9 million decrease in cash and cash equivalents and short-term investments as of September 30, 2009 compared to December 31, 2008 was primarily due to repurchases of our common stock and the acquisition of DWC.  This decrease was partially offset by cash flows from operating activities.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet.  We recorded a liability of $0.5 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.2 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of September 30, 2009.

We do not expect to make any contribution to the ESI Pension Plan in 2009.  We contributed $0.5 million to the ESI Excess Pension Plan in April 2009.

Operations. Cash from operating activities was $75.0 million in the three months ended September 30, 2009 compared to $59.0 million in the three months ended September 30, 2008.  The $15.9 million increase in operating cash flow was primarily due to an increase in funds received from higher student enrollments.  The increase was partially offset by higher income tax payments resulting from higher operating income.

Cash from operating activities increased $67.7 million to $157.7 million in the nine months ended September 30, 2009 compared to $90.1 million in the nine months ended September 30, 2008, primarily due to higher student enrollments and additional financial aid available to students.  The increase was partially offset by:

•	a decrease in funds received from private education loans made to our students by third-party lenders; and
•	higher income tax payments primarily resulting from higher operating income.

Accounts receivable less allowance for doubtful accounts was $93.8 million as of September 30, 2009 compared to $33.3 million as of September 30, 2008.  Days sales outstanding was 25.4 days at September 30, 2009 and 12.1 days at September 30, 2008.  Both increases were primarily due to increases in internal student financing resulting from the reduction in the availability of third-party private education loans for our students.  Although we entered into the Private Student Loan Program, our higher student enrollment and student retention caused the demand for those private education loans to surpass the total loan amount available under the Private Student Loan Program during the first nine months of 2009.  We believe that our days sales outstanding at the end of 2009 will be in the range of 25 to 35 days.

Investing. In the three months ended September 30, 2009, we spent $0.7 million to renovate, expand or construct buildings at nine of our locations, compared to $3.9 million for similar expenditures at 14 of our locations in the three months ended September 30, 2008.  In the nine months ended September 30, 2009, we spent $2.5 million to renovate, expand or construct buildings at 15 of our locations, compared to $1.5 million to purchase a parcel of land on which we built a facility and $15.6 million to purchase, renovate, expand or construct buildings at 17 of our locations in the nine months ended September 30, 2008.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$3.9 million in the three months ended September 30, 2009 compared to $4.3 million in the three months ended September 30, 2008; and
•	$15.9 million in the nine months ended September 30, 2009 compared to $12.1 million in the nine months ended September 30, 2008.

These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.  We also spent $20.8 million in the nine months ended September 30, 2009 to acquire substantially all of the assets and assume certain liabilities of DWC.  These assets included the land, buildings, furniture, equipment and other operating assets of DWC.  We plan to continue to upgrade and expand current facilities and equipment throughout the remainder of 2009.  Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. We are a party to the Credit Agreement which provides that we may borrow up to $160.0 million under two revolving credit facilities: one in the maximum principal amount of $50.0 million; and the other in the maximum principal amount of $110.0 million.  Borrowings under the Credit Agreement are used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, the state education authorities that regulate our locations and the accrediting agencies that accredit our locations.

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

The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions.  These conditions include the absence of default by us, as defined in the Credit Agreement, and that certain representations and warranties contained in the Credit Agreement continue to be true and accurate.  We are also required to maintain a certain maximum leverage ratio and a minimum ratio of cash and investments to outstanding indebtedness at the end of each of our fiscal quarters.  We were in compliance with those ratio requirements as of September 30, 2009.

Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly.  We pay a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities.  As of September 30, 2009, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.40% per annum.  Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of September 30, 2009.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program.  The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Number of shares	827,842	184,700	1,977,875	1,049,700
Total cost	$84,492	$15,971	$208,828	$87,774
Average price per share	$102.06	$86.47	$105.58	$83.62

The shares that remained available for repurchase under the Repurchase Program were 1,994,225 as of September 30, 2009.  Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

We believe that cash generated from operations and our investments will be adequate to satisfy our working capital, loan repayment and capital expenditure requirements for the foreseeable future.  We also believe that any reduction in cash and cash equivalents or investments that may result from their use to provide student financing, purchase facilities, construct facilities, repay loans or repurchase shares of our common stock will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations.

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

We have provided, and intend to continue providing, internal student financing to our students who fail to qualify for private education loans made by third-party lenders in 2009.  The amount of internal student financing that we may need to provide our students in the fiscal year ending December 31, 2009 will depend on various factors, including:

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2009:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$171,752	$39,079	$66,124	$45,914	$20,635
Long-term debt, including scheduled interest payments	$150,450	$150,450	$--	$--	$--
Total	$322,202	$189,529	$66,124	$45,914	$20,635

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of September 30, 2009 will be outstanding at all times through the date of maturity.  The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees.  Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009, we leased our non-owned facilities under operating lease agreements.  A majority of the operating leases contain renewal options that can be exercised after the initial lease term.  Renewal options are generally for periods of one to five years.  All operating leases will expire over the next 14 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us.  We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of September 30, 2009, the total face amount of those surety bonds was approximately $20.0 million.

In February 2009, we entered into the Private Student Loan Program.  In connection with the Private Student Loan Program, we entered into the 2009 RSA under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the Private Student Loan Program, based on the annual dollar volume.  As of September 30, 2009, approximately $52.0 million of private education loans had been made under the Private Student Loan Program.  Our obligations under the 2009 RSA will remain in effect until all private education loans made under the Private Student Loan Program are paid in full or charged off.  The standard repayment term for a private education loan made under the Private Student Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.  We did not record a liability for our guarantee obligations under the 2009 RSA as of September 30, 2009, because we do not anticipate that the private education loans charged off will exceed the percentage that would require us to make a payment under our guarantee.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the total private education loans disbursed to our students under the Private Student Loan Program.  As of September 30, 2009, the total collateral maintained in a restricted bank account was not material.  The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis.  We were in compliance with these covenants as of September 30, 2009.

In addition, in the second and third fiscal quarters of 2009 we made advances to the unaffiliated third party that is holding the private education loans made to our students under the Private Student Loan Program.  We made the advances, which bear interest, so that the third party could use those funds to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing.  As of September 30, 2009, we had advanced $14.0 million to this third party.  The advances bear interest at a rate based on the Prime Rate plus an applicable margin.  Substantially all of the assets of the third party serve as collateral for the advances.  The advances are subject to customary terms and conditions and may be repaid at any time without penalty prior to their maturity date of August 21, 2024.

We also are a party to the 2007 RSA with a different lender for certain private education loans that were made to our students in 2007 and early 2008.  We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under this agreement.  We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation.  The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date.  Our obligations under the 2007 RSA will remain in effect until all private education loans under the agreement are paid in full or charged off by the lender.  Our recorded liability related to the 2007 RSA as of September 30, 2009 was not material.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities.  We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR.  If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the three and nine months ended September 30, 2009.

Item 4.       Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2009, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2009:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009 through July 31, 2009	160,015	(2)	$97.44	160,000	2,662,067
August 1, 2009 through August 31, 2009	667,860	(3)	103.17	667,842	1,994,225
September 1, 2009 through September 30, 2009	17	(4)	105.96	--	1,994,225
Total	827,892	(5)	$102.06	827,842
        _____________________________
(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007

The shares that remained available for repurchase under the Repurchase Program were 1,994,225 as of September 30, 2009.  The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.  Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

(2)
Includes 15 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain restricted stock awards held by those employees.

(3)
Includes 18 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain restricted stock awards held by those employees.

(4)
Includes 17 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain restricted stock awards held by those employees.

(5)
Includes 50 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain restricted stock awards held by those employees.

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

Date: October 22, 2009

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