Form 10-Q
period 2010-03-31
ITT EDUCATIONAL SERVICES INC
filed 2010-04-22
CIK 922475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

34,537,809

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2010

ITT EDUCATIONAL SERVICES, INC.
Carmel, Indiana

Quarterly Report to Securities and Exchange Commission
March 31, 2010

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2010 and 2009 (unaudited) and December 31, 2009

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2010 and 2009

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2010 and 2009 (unaudited) and the year ended December 31, 2009

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

		As of
	March 31, 2010	December 31, 2009	March 31, 2009
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,544	$128,788	$219,642
Short-term investments	156,143	143,407	146,062
Restricted cash	5,298	1,891	11
Accounts receivable, net	88,290	85,426	51,513
Deferred income taxes	13,321	13,799	12,143
Prepaid expenses and other current assets	19,735	17,651	15,960
Total current assets	448,331	390,962	445,331

Property and equipment, net	191,438	195,449	166,582
Deferred income taxes	9,720	6,416	8,887
Other assets	27,900	23,878	3,682
Total assets	$677,389	$616,705	$624,482

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$68,474	$61,275	$63,658
Accrued compensation and benefits	17,465	26,323	23,670
Accrued income taxes	49,702	10,218	36,959
Other accrued liabilities	16,149	15,043	11,896
Deferred revenue	191,795	171,933	133,137
Total current liabilities	343,585	284,792	269,320

Long-term debt	150,000	150,000	150,000
Other liabilities	28,294	25,328	20,810
Total liabilities	521,879	460,120	440,130

Shareholders' equity:
Preferred stock, $.01 par value,
5,000,000 shares authorized, none issued	--	--	--
Common stock, $.01 par value, 300,000,000
shares authorized, 54,068,904 issued	541	541	541
Capital surplus	160,371	154,495	144,004
Retained earnings	1,090,413	1,006,903	771,666
Accumulated other comprehensive (loss)	(9,851)	(10,093)	(13,293)
Treasury stock, 19,531,095, 18,622,809
and 15,743,252 shares, at cost	(1,085,964)	(995,261)	(718,566)
Total shareholders’ equity	155,510	156,585	184,352
Total liabilities and shareholders’ equity	$677,389	$616,705	$624,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$383,957	$288,033
Costs and expenses:
Cost of educational services	134,382	101,087
Student services and administrative expenses	106,960	88,459
Total costs and expenses	241,342	189,546
Operating income	142,615	98,487
Interest income	709	1,233
Interest (expense)	(420)	(194)
Income before provision for income taxes	142,904	99,526
Provision for income taxes	55,453	38,608
Net income	$87,451	$60,918

Earnings per share:
Basic	$2.50	$1.58
Diluted	$2.46	$1.56

Weighted average shares outstanding:
Basic	35,028	38,558
Diluted	35,499	39,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$87,451	$60,918
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	6,758	5,772
Provision for doubtful accounts	22,765	14,209
Deferred income taxes	(2,978)	(1,689)
Excess tax benefit from stock option exercises	(921)	(3,793)
Stock-based compensation expense	4,813	4,183
Other	156	135
Changes in operating assets and liabilities:
Restricted cash	(3,407)	10,132
Accounts receivable	(25,629)	(35,943)
Accounts payable	7,199	8,843
Accrued income taxes	40,546	26,149
Other operating assets and liabilities	2,505	1,481
Deferred revenue	19,862	(29,069)
Net cash flows from operating activities	159,120	61,328

Cash flows from investing activities:
Facility expenditures and land purchases	(839)	(1,074)
Capital expenditures, net	(5,298)	(4,608)
Proceeds from sales and maturities of investments and notes	84,698	48,598
Purchase of investments and notes	(107,172)	(55,770)
Net cash flows from investing activities	(28,611)	(12,854)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	921	3,793
Proceeds from exercise of stock options	1,026	5,823
Repurchase of common stock and shares tendered for taxes	(95,700)	(64,703)
Net cash flows from financing activities	(93,753)	(55,087)

Net change in cash and cash equivalents	36,756	(6,613)

Cash and cash equivalents at beginning of period	128,788	226,255

Cash and cash equivalents at end of period	$165,544	$219,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2008	54,069	$541	$135,655	$718,100	$(13,384)	(15,352)	$(667,068)	$173,844
For the three months ended March 31, 2009 (unaudited):
Net income				60,918				60,918
Other comprehensive income
Amortization of prior service cost, net of $3 of income tax					4			4
Amortization of net actuarial pension loss, net of $222 of income tax					344			344
Unrealized (loss)					(257)			(257)
Comprehensive income								61,009
Exercise of stock options and equity awards				(7,354)		139	13,177	5,823
Tax benefit from exercise of stock options and equity award vesting			4,166					4,166
Stock-based compensation			4,183					4,183
Common shares repurchased						(528)	(64,360)	(64,360)
Issuance of shares for Directors’ compensation				2		1	28	30
Shares tendered for taxes						(3)	(343)	(343)
Balance as of March 31, 2009	54,069	541	144,004	771,666	(13,293)	(15,743)	(718,566)	184,352
For the nine months ended December 31, 2009 (unaudited):
Net income				239,345				239,345
Other comprehensive income:
Amortization of prior service cost, net of $8 of income tax					13			13
Amortization of net actuarial pension loss, net of $2,164 of income tax					3,353			3,353
Pension settlement loss, net of $18 of income tax					28			28
Unrealized (loss)					(194)			(194)
Comprehensive income								242,545
Exercise of stock options and equity awards				(4,108)		71	7,085	2,977
Tax benefit from exercise of stock options and equity award vesting			1,600					1,600
Stock-based compensation			8,891					8,891
Common shares repurchased						(2,950)	(283,763)	(283,763)
Shares tendered for taxes						(1)	(17)	(17)
Balance as of December 31, 2009	54,069	541	154,495	1,006,903	(10,093)	(18,623)	(995,261)	156,585
For the three months ended March 31, 2010 (unaudited):
Net income				87,451				87,451
Other comprehensive income:
Amortization of prior service cost, net of $3 of income tax					4			4
Amortization of net actuarial pension loss, net of $147 of income tax					230			230
Unrealized gain					8			8
Comprehensive income								87,693
Exercise of stock options and equity awards				(3,942)		51	4,968	1,026
Tax benefit from exercise of stock options and equity award vesting			1,063					1,063
Stock-based compensation			4,813					4,813
Common shares repurchased						(953)	(95,025)	(95,025)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(7)	(675)	(675)
Balance as of March 31, 2010	54,069	$541	$160,371	$1,090,413	$(9,851)	(19,531)	$(1,085,964)	$155,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment.  As of March 31, 2010, we were offering master, bachelor and associate degree programs to more than 84,000 students at ITT Technical Institute and Daniel Webster College locations.  As of March 31, 2010, we had 127 locations (including 123 campuses and four learning sites) in 38 states.  All of our locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education ("ED").  We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.  Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries' accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted.  The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States.  Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements.  As of March 31, 2010, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements.

In the fourth quarter of 2009, we changed our accounting for direct costs that relate to the enrollment of new students (“Direct Marketing Costs”) to expense those costs in the period incurred.  As required under the guidance for voluntary changes in accounting principles, our comparative condensed consolidated financial statements presented for the three months ended March 31, 2009 have been adjusted to apply our new accounting principle for Direct Marketing Costs retrospectively.  See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC for a more detailed discussion of our change in accounting principle for Direct Marketing Costs.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations.  The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009.

2.	New Accounting Guidance

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, “Subsequent Events” (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

Also in June 2009, the FASB provided guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also clarified the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminated exceptions for qualifying special-purpose entities from the consolidation guidance and eliminated the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets.  This guidance was included in the Codification under ASC 860, “Transfers and Servicing” (“ASC 860”), and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

3.	Fair Value

Fair value for financial reporting is defined as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date.  The fair value measurement of our financial assets utilized assumptions categorized as observable inputs under the accounting guidance.  Observable inputs are assumptions based on independent market data sources.

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2010:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents	$165,187	$165,187	$--	$--
Short-term investments	156,143	80,686	75,457	--
	$321,330	$245,873	$75,457	$--

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

The fair value of the notes receivable and escrow accounts included in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2010 is estimated by discounting the future cash flows using current rates for similar arrangements or the market price for the instrument.  As of March 31, 2010, each of the carrying value and the estimated fair value of these financial instruments was approximately $19,400.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities.  As of March 31, 2010, each of the carrying value and the estimated fair value of our long-term debt was approximately $150,000.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense	$4,813	$4,183
Income tax (benefit)	$(1,853)	$(1,611)

We did not capitalize any stock-based compensation cost in the three months ended March 31, 2010 or 2009.

As of March 31, 2010, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $26,514, net of estimated forfeitures, will be recognized in future periods.  This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.3 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2010
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,605,806	$67.31	$108,094
Granted	305,000	$113.41	34,590
Forfeited	--	$--	--
Exercised	(32,129)	$31.93	(1,026)
Expired	(4,601)	$49.99	(230)
Outstanding at end of period	1,874,076	$75.47	$141,428	4.9 years	$ 69,368
Exercisable at end of period	1,308,790	$59.95	$78,466	3.8 years	$ 68,746

_____________________________
(1)
The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on March 31, 2010, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2010	2009
Shares subject to stock options granted	305,000	258,000
Weighted average grant date fair value	$43.59	$54.05
Shares subject to stock options exercised	32,129	139,444
Intrinsic value of stock options exercised	$2,430	$10,710
Proceeds received from stock options exercised	$1,026	$5,823
Tax benefits realized from stock options exercised	$923	$3,970

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rates	2.2%	1.6%
Expected lives (in years)	4.6	4.5
Volatility	43%	54%
Dividend yield	None	None

The following table sets forth the number of restricted stock units ("RSUs") that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2010
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	125,550	$92.31
Granted	37,639	$110.81
Forfeited	(1,714)	$105.23
Vested	(18,740)	$77.60
Unvested at end of period	142,735	$98.97

The total fair market value of the RSUs vested during the three months ended March 31, 2010 was $1,817.

5.	Stock Repurchases

As of March 31, 2010, 4,541,725 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors.  The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended March 31,
	2010	2009
Number of shares	952,500	527,833
Total cost	$95,025	$64,360
Average cost per share	$99.76	$121.93

6.	Debt

We are a party to a Second Amended and Restated Credit Agreement dated as of January 11, 2010 and amended as of February 3, 2010 (the “Credit Agreement”) with two unaffiliated lenders to borrow up to $150,000 under two revolving credit facilities: one in the maximum principal amount of $50,000; and the other in the maximum principal amount of $100,000.  We can borrow under the credit facilities on either a secured or unsecured basis at our election, except if an event that would be a default under the Credit Agreement has occurred and is continuing, we may not elect to borrow on an unsecured basis.  Both revolving credit facilities under the Credit Agreement mature on May 1, 2012.

Borrowings under the Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement.  We pay a facility fee equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused).  As of March 31, 2010, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.725% per annum.  Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of March 31, 2010.

The following table sets forth the interest expense (including the facility fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement that was replaced by the Credit Agreement in the periods indicated:

	Three Months Ended March 31,
	2010	2009
Interest expense	$420	$189

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	March 31, 2010			December 31, 2009			March 31, 2009
	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total	Available-for-Sale	Held-to-Maturity	Total
Short-term investments	$150,965	$--	$150,965	$138,270	$--	$138,270	$141,048	$--	$141,048

The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	March 31, 2010			December 31, 2009			March 31, 2009
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains
Available-for-Sale Investments:
Variable rate demand notes	$15,000	$15,000	$--	$--	$--	$--	$--	$--	$--
Government obligations	80,686	80,712	(26)	81,591	81,634	(43)	66,134	66,061	73
Government agency obligations	31,430	31,454	(24)	27,932	27,969	(37)	37,144	37,085	59
Corporate obligations	23,849	23,814	35	28,747	28,690	57	37,770	37,731	39
	$150,965	$150,980	$(15)	$138,270	$138,293	$(23)	$141,048	$140,877	$171

We also held a certificate of deposit with a total principal value of $5,178 as of March 31, 2010, $5,137 as of December 31, 2009 and $5,014 as of March 31, 2009.  This investment is included in short-term investments on our Condensed Consolidated Balance Sheet.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended March 31,
	2010	2009
Unrealized gains	$8	$--
Unrealized losses	$--	$(257)

No unrealized gains or losses were reclassified out of our accumulated other comprehensive income (loss) during the three months ended March 31, 2010 and 2009.  We recognized $93 of investment gains in our Condensed Consolidated Statement of Income for the three months ended March 31, 2010.

The following table sets forth the components of investment income included in interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended March 31,
	2010	2009
Interest income on investments	$153	$1,233
Realized gains on the sale of investments	93	--
	$246	$1,233

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of March 31, 2010:

Contractual Maturity	Available-for-Sale
Due within five years	$135,965
Due after five years through ten years	--
Due after ten years	15,000
$150,965

8.	Notes Receivable

On January 20, 2010, we entered into an arrangement to purchase a subordinated note from an unaffiliated trust in connection with the PEAKS Private Student Loan Program (the “PEAKS Program”), a new private education loan program for our students.  Under the PEAKS Program, an unaffiliated lender makes private education loans to eligible students and, subsequently, sells those loans to a trust.

We transfer to the trust a portion of the amount of each private student loan disbursed to us under the PEAKS Program, in exchange for a subordinated note issued by the trust to us.  The trust also issued senior debt in the aggregate principal amount of $300,000 (the “Senior Debt”) to investors.  The trust utilizes the proceeds from the issuance of the subordinated note and the Senior Debt to purchase private education loans made by the unaffiliated lender to our students.  The subordinated note does not bear interest, and principal is due on the subordinated note following the repayment of the Senior Debt and the payment of fees, expenses and certain reimbursement obligations of the trust.  The carrying value of the subordinated note as of March 31, 2010 was not material.

As a result of this arrangement and our guarantee to the trust as described in Note 11, we held a variable interest in the trust, but we are not considered the primary beneficiary for purposes of including the financial results of the trust in our consolidated financial statements.

Beginning in the second quarter of 2009, we made advances to another unaffiliated third party, the purpose of which is to purchase private education loans and sell participation interests in those loans.  The third party used the advances from us to provide partial funding for private education loans made to our students.  The carrying value of the note due to us from this third party as of March 31, 2010 was approximately $12,710.  The note bears interest at a rate based on the prime rate plus an applicable margin.  Substantially all of the assets of the third party serve as collateral for the note.  The note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

As a result of these advances, we held a variable interest in this third party, but we are not considered the primary beneficiary for purposes of including the financial results of this third party in our consolidated financial statements.

9.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share”.  This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	35,028	38,558
Shares assumed issued (less shares assumed purchased for treasury)
for stock-based compensation	471	504
Outstanding shares for diluted
earnings per share calculation	35,499	39,062

A total of 577,000 shares at March 31, 2010 and 272,374 shares at March 31, 2009 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension cost (benefit) of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months
	Ended March 31,
	2010	2009
Interest cost	$720	$774
Expected return on assets	(1,110)	(954)
Recognized net actuarial loss	377	566
Amortization of prior service cost	7	7
Net periodic pension cost (benefit)	$(6)	$393

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006.  As a result, no service cost has been included in the net periodic pension cost or benefit.

We made no contributions to the ESI Pension Plan or the ESI Excess Pension Plan during the three months ended March 31, 2010 and 2009.  We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2010.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us.  We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of March 31, 2010, the total face amount of those surety bonds was approximately $21,375.

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

Guarantees. We entered into a guarantee agreement and related documents in connection with the PEAKS Program.  Under the PEAKS Program, an unaffiliated lender makes private education loans to eligible students and, subsequently, sells those loans to a trust.  The trust has issued Senior Debt in the aggregate principal amount of $300,000 to investors.  The assets of the trust (which include, among other assets, the student loans held by the trust) will serve as collateral for, and are intended to be the principal source of, the repayment of the Senior Debt.  The Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020.

Under the guarantee agreement, we guarantee payment of principal, interest and certain call premiums on the Senior Debt, and administrative fees and expenses of the trust.  The guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees.  In addition, under the PEAKS Program, some or all of the holders of the Senior Debt could require us to purchase their Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”).  We believe that the likelihood of those limited circumstances occurring is remote.  Our guarantee and purchase obligations under the PEAKS Program remain in effect until the Senior Debt and the trust’s fees and expenses are paid in full.  At such time, we will be entitled to repayment of the amount of any payments made under our guarantee to the extent that funds are remaining in the trust.

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

In February 2009, we entered into an agreement with an unaffiliated third party whereby private education loans are provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover (the “Private Student Loan Program”).  In connection with the Private Student Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the Private Student Loan Program, based on the annual dollar volume.  As of March 31, 2010, the outstanding balance of the private education loans made under the Private Student Loan Program was approximately $75,000.  Our obligations under the 2009 RSA will remain in effect until all private education loans made under the Private Student Loan Program are paid in full or charged off.  The standard repayment term for a private education loan made under the Private Student Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the Private Student Loan Program.  As of March 31, 2010, the total collateral maintained in a restricted bank account was not material.  This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2010.  The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis.  We were in compliance with these covenants as of March 31, 2010.

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

As of March 31, 2010, we had not made any guarantee payments under the PEAKS Program, the 2009 RSA or the 2007 RSA, and our recorded liability for the guarantee obligations related to those arrangements was not material.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.   We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC for discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;
•	nature of capital additions;
•	seasonality of revenue;
•	components of income statement captions;
•	federal regulations regarding:
•	timing of receipt of funds from the Title IV Programs;
•	percentage of applicable revenue that may be derived from the Title IV Programs;
•	return of Title IV Program funds for withdrawn students; and
•	default rates;
•	private loan programs;
•	investments; and
•	repurchase of shares of our common stock.

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

The financial information discussed in this management’s discussion and analysis of financial condition and results of operations related to the three months ended March 31, 2009 are as adjusted to reflect the effect of our change in accounting principle for Direct Marketing Costs.   See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC for a more detailed discussion of our change in accounting principle for Direct Marketing Costs.

In this management’s discussion and analysis of financial condition and results of operations, when we discuss factors that contributed to a change in our financial condition or results of operations, we disclose the primary factors that materially contributed to that change.

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment.  As of March 31, 2010, we were offering master, bachelor and associate degree programs to more than 84,000 students.  As of March 31, 2010, we had 127 locations (including 123 campuses and four learning sites) in 38 states.  All of our locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED.  We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study.  We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the first quarter of 2010, we began operations at two new ITT Technical Institute campuses.  We plan to begin operations at six to eight additional locations during the remainder of 2010.  Our overall expansion plans include:

•	operating new campuses;
•	offering a broader range of both residence and online programs at our existing campuses;
•	increasing the number of our campuses that offer bachelor degree programs; and
•	adding learning sites to existing campuses.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities.  Actual results may differ from those estimates and judgments under different assumptions or conditions.  We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management's Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.  There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

New Accounting Guidance

In March 2010, the FASB issued ASU No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820.  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

Also in June 2009, the FASB provided guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets.  It also clarified the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminated exceptions for qualifying special-purpose entities from the consolidation guidance and eliminated the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets.  This guidance was included in the Codification under ASC 860 and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of educational services	35.0%	35.1%
Student services and administrative expenses	27.9%	30.7%
Operating income	37.1%	34.2%
Interest income, net	0.1%	0.4%
Income before provision for income taxes	37.2%	34.6%

The following table sets forth our total student enrollment as of the dates indicated:

	2010		2009
	Total	Increase	Total	Increase
Total Student	Student	Over	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment(1)	Prior Year(1)
March 31	84,555	28.9%	65,620	21.1%
June 30	Not applicable	Not applicable	69,889	27.6%
September 30	Not applicable	Not applicable	79,208	28.7%
December 31	Not applicable	Not applicable	80,766	30.3%
 _____________________________
(1)	Students enrolled at Daniel Webster College have been included beginning with the June 30, 2009 period.

Total student enrollment includes all new and continuing students.  A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term.  A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;
•	after graduating in a prior academic term from a different program of study at that campus; or
•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2010		2009
New Student Enrollment	New	Increase	New	Increase
in the Three	Student	Over	Student	Over
Months Ended:	Enrollment	Prior Year	Enrollment(1)	Prior Year(1)
March 31	23,064	21.8%	18,935	36.8%
June 30	Not applicable	Not applicable	19,692	33.5%
September 30	Not applicable	Not applicable	27,738	27.2%
December 31	Not applicable	Not applicable	19,563	31.2%
Total for the year	Not applicable	Not applicable	85,928	31.6%
             _____________________________
(1)	New students enrolled at Daniel Webster College have been included beginning with the September 30, 2009 period.

We believe that economic downturns in the United States, in particular those that result in higher unemployment rates among unskilled workers, have historically been associated with increased student enrollment at postsecondary educational institutions.  Based on this, we believe that the current economic recession in the United States which has given rise to higher unemployment among unskilled workers has contributed to the year-over-year increases in our new and total student enrollment in each of the past several fiscal quarters.  These increases have had a material favorable effect on our results of operations, cash flows and financial condition.  There are a number of other factors, however, that affect student enrollment, and we cannot assure you that this trend will continue or we will continue to experience similar financial and operating results.  In addition, tighter credit markets in the United States have contributed to reduced availability of private education loans from third-party lenders to our students and, as a result, have led to an increase in the amount of internal student financing that we have provided to our students and an increase in the level of guarantees that we have provided to third parties related to private education loans made to our students.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of (1):
Year	March 31	June 30	September 30	December 31
2008	76.1%	73.9%	72.5%	76.5%
2009	75.3%	75.3%	73.6%	77.3%
2010	76.1%	Not applicable	Not applicable	Not applicable
         _____________________________
(1)
Students enrolled at Daniel Webster College have been included beginning with the rate as of September 30, 2009.  The impact of our students’ persistence as a result of the inclusion of Daniel Webster College students in the calculation was not material.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009.  Revenue increased $95.9 million, or 33.3%, to $384.0 million in the three months ended March 31, 2010 compared to $288.0 million in the three months ended March 31, 2009.  The primary factors that contributed to this increase included, in order of significance:

•	a 30.3% increase in total student enrollment at December 31, 2009 compared to December 31, 2008;
•	a 5.0% increase in tuition rates implemented in March 2010 and March 2009; and
•	a 28.9% increase in total student enrollment at March 31, 2010 compared to March 31, 2009.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in operation prior to 2008;
•	new programs of study offered at our campuses; and
•	operating new campuses.

Cost of educational services increased $33.3 million, or 32.9%, to $134.4 million in the three months ended March 31, 2010 compared to $101.1 million in the three months ended March 31, 2009.  The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and
•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by greater leverage of our fixed costs in the operation of our campuses.

Cost of educational services as a percentage of revenue decreased 10 basis points to 35.0% in the three months ended March 31, 2010 compared to 35.1% in the three months ended March 31, 2009.  The primary factor that contributed to this decrease was greater leverage of our fixed costs in the operation of our campuses.  The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $18.5 million, or 20.9%, to $107.0 million in the three months ended March 31, 2010 compared to $88.5 million in the three months ended March 31, 2009.  The principal causes of this increase included, in order of significance:

•	an increase in bad debt expense associated with increases in the amount of internal student financing; and
•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses decreased to 27.9% of revenue in the three months ended March 31, 2010 compared to 30.7% of revenue in the three months ended March 31, 2009.  The principal cause of this decrease was our ability to leverage our centralized services over a larger base of operations and media advertising costs increasing at a lower rate than the increase in revenue.  The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense.  Bad debt expense as a percentage of revenue increased to 5.9% in the three months ended March 31, 2010, compared to 4.9% in the three months ended March 31, 2009.  The primary factor that contributed to this increase was an increase in the amount of internal student financing that we provided to our students due to increased student enrollment.  We believe that our bad debt expense as a percentage of revenue will be in the range of 4.0% to 6.0% in 2010, primarily as a result of the amount of internal student financing that we provide to our students not increasing at the same rate as the increase in student enrollment due to the private loan programs available to our students in 2010.

Operating income increased $44.1 million, or 44.8%, to $142.6 million in the three months ended March 31, 2010 compared to $98.5 million in the three months ended March 31, 2009, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses.  Our operating margin increased to 37.1% in the three months ended March 31, 2010 compared to 34.2% in the three months ended March 31, 2009, as a result of the impact of the factors discussed above.

Interest income decreased $0.5 million, or 42.5%, to $0.7 million in the three months ended March 31, 2010 compared to $1.2 million in the three months ended March 31, 2009, primarily due to a change in the investment mix and lower average investment balances.  Interest expense increased $0.2 million, or 116.5%, to $0.4 million in the three months ended March 31, 2010 compared to $0.2 million in the three months ended March 31, 2009, due to an increase in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.8% in the three month periods ended March 31, 2010 and March 31, 2009.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $165.5 million as of March 31, 2010 compared to $128.8 million as of December 31, 2009 and $219.6 million as of March 31, 2009.  We also had short-term investments of $156.1 million as of March 31, 2010 compared to $143.4 million as of December 31, 2009 and $146.1 million as of March 31, 2009.  In total, our cash and cash equivalents and short-term investments were $321.7 million as of March 31, 2010 compared to $272.2 million as of December 31, 2009 and $365.7 million as of March 31, 2009.  The $49.5 million increase in cash and cash equivalents and short-term investments as of March 31, 2010 compared to December 31, 2009 was primarily due to cash generated from operations which was partially offset by repurchases of our common stock.  The $44.0 million decrease in cash and cash equivalents and short-term investments as of March 31, 2010 compared to March 31, 2009 was primarily due to repurchases of our common stock which was partially offset by cash generated from operations.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet.  We recorded an asset of $3.8 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of March 31, 2010.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2010.  In 2009, we contributed $0.5 million to the ESI Excess Pension Plan and made no contributions to the ESI Pension Plan.

Operations. Cash from operating activities was $159.1 million in the three months ended March 31, 2010 compared to $61.3 million in the three months ended March 31, 2009.  The $97.8 million increase in operating cash flow was primarily due to higher student enrollments.

Accounts receivable less allowance for doubtful accounts was $88.3 million as of March 31, 2010 compared to $51.5 million as of March 31, 2009.  Days sales outstanding was 20.7 days at March 31, 2010 and 16.1 days at March 31, 2009.  Both increases were primarily due to increases in internal student financing resulting from increased student enrollment.  We believe that our days sales outstanding at the end of 2010 will be in the range of 10 to 15 days, primarily as a result of the amount of internal student financing that we provide to our students not increasing at the same rate as the increase in student enrollment due to the private loan programs available to our students in 2010.

Investing. In the three months ended March 31, 2010, we spent $0.8 million to renovate and expand buildings at nine of our locations, compared to $1.1 million for similar expenditures at eight of our locations in the three months ended March 31, 2009.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $5.3 million in the three months ended March 31, 2010 compared to $4.6 million in the three months ended March 31, 2009.  These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.  We plan to continue to upgrade and expand our current facilities and equipment in 2010.  Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. We are a party to the Credit Agreement which provides that we may borrow up to $150.0 million under two revolving credit facilities: one in the maximum principal amount of $50.0 million; and the other in the maximum principal amount of $100.0 million.  Borrowings under the Credit Agreement are used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, the state education authorities that regulate our locations and the accrediting agencies that accredit our locations.

Both revolving credit facilities under the Credit Agreement mature on May 1, 2012.  The borrowings under each credit facility may be secured or unsecured at our election, except if an event that would be a default under the Credit Agreement has occurred and is continuing, we may not elect to borrow on an unsecured basis.  Cash equivalents and investments held in a pledged account serve as the collateral for any secured borrowings under the Credit Agreement.

The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions.  These conditions include the absence of default by us, as defined in the Credit Agreement, and that the representations and warranties contained in the Credit Agreement and related loan documents continue to be true and correct.  Under the Credit Agreement, we are also required to maintain:

•	a certain maximum leverage ratio at the end of each of our fiscal quarters;
•	a monthly minimum ratio of cash and investments to indebtedness; and
•	a minimum ED financial responsibility composite ratio as of the end of each fiscal year.

      We were in compliance with the applicable ratio requirements as of March 31, 2010.

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate as defined under the Credit Agreement.  We pay a facility fee equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused).  As of March 31, 2010, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.725% per annum.  Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of March 31, 2010.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program.  The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Number of shares	952,500	527,833
Total cost	$95,025	$64,360
Average price per share	$99.76	$121.93

Approximately 4.5 million shares remained available for repurchase under the Repurchase Program as of March 31, 2010.  Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2010:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$182,861	$42,737	$74,672	$49,208	$16,244
Long-term debt, including scheduled interest payments	$153,246	$1,559	$151,687	$--	$--
Total	$336,107	$44,296	$226,359	$49,208	$16,244

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of March 31, 2010 will be outstanding at all times through the date of maturity.  The amounts shown include the principal payments that will be due upon maturity as well as interest payments and facility fees.  Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we leased our non-owned facilities under operating lease agreements.  A majority of the operating leases contain renewal options that can be exercised after the initial lease term.  Renewal options are generally for periods of one to five years.  All operating leases will expire over the next 14 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us.  We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer.  As of March 31, 2010, the total face amount of those surety bonds was approximately $21.4 million.

On January 20, 2010, we entered into a guarantee agreement and related documents in connection with the PEAKS Program.  Under the PEAKS Program, an unaffiliated lender makes private education loans to our eligible students and, subsequently, sells those loans to a trust.  The trust has issued Senior Debt in the aggregate principal amount of $300.0 million to investors.  The assets of the trust (which include, among other assets, the student loans held by the trust) will serve as collateral for, and are intended to be the principal source of, the repayment of the Senior Debt.  The Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020.

In connection with the PEAKS Program, we transfer to the trust a portion of the amount of each private student loan disbursed to us, in exchange for a subordinated note issued by the trust to us.  The subordinated note does not bear interest, and principal is due on the subordinated note following the repayment of the Senior Debt, the payment of fees and expenses of the trust and the reimbursement of the amount of any payments made by us under the guarantee agreement.  The carrying value of the subordinated note on our Condensed Consolidated Balance Sheet as of March 31, 2010 was not material.  The trust utilizes the proceeds from the issuance of the Senior Debt and the subordinated note to purchase the student loans from the lender.

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

In February 2009, we entered into the Private Student Loan Program.  In connection with the Private Student Loan Program, we entered into the 2009 RSA under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the Private Student Loan Program, based on the annual dollar volume.  As of March 31, 2010, the outstanding balance of the private education loans made under the Private Student Loan Program was approximately $75.0 million.  Our obligations under the 2009 RSA will remain in effect until all private education loans made under the Private Student Loan Program are paid in full or charged off.  The standard repayment term for a private education loan made under the Private Student Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the Private Student Loan Program.  As of March 31, 2010, the total collateral maintained in a restricted bank account was not material.  The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis.  We were in compliance with these covenants as of March 31, 2010.

In addition, beginning in the second quarter of 2009, we made advances to the unaffiliated third party that is holding the private education loans made to our students under the Private Student Loan Program.  We made the advances, which bear interest, so that the third party could use those funds to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing.  The carrying value of the note due to us from this third party on our Condensed Consolidated Balance Sheet as of March 31, 2010 was approximately $12.7 million.  The note bears interest at a rate based on the prime rate plus an applicable margin.  Substantially all of the assets of the third party serve as collateral for the note.  The note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

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

As of March 31, 2010, we had not made any guarantee payments under the PEAKS Program, the 2009 RSA or the 2007 RSA, and our recorded liability for the guarantee obligations related to those arrangements was not material.

Based on the prior repayment history of our students with respect to private education loans and current economic conditions, we do not believe that our guarantee obligations under either RSA or the PEAKS Program will have a material adverse effect on our financial condition, results of operations or cash flows.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the PEAKS Program, the 2009 RSA and the 2007 RSA.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities.  We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR.  If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three months ended March 31, 2010.

Item 4.             Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our first fiscal quarter of 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

Item 1A.          Risk Factors.

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.  There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2010:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2010 through January 31, 2010	6,926	(2)	$96.89	--	5,494,225
February 1, 2010 through February 28, 2010	952,504	(3)	99.76	952,500	4,541,725
March 1, 2010 through March 31, 2010	36	(2)	112.58	--	4,541,725
Total	959,466	(4)	$99.74	952,500
                         _____________________________
(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010

The shares that remained available for repurchase under the Repurchase Program were 4,541,725 as of March 31, 2010.  The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act.  Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

(2)	These shares of our common stock were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.
(3)	Includes four shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.
(4)	Includes 6,966 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.

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

Date: April 22, 2010

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
10.1
Second Amended and Restated Credit Agreement, dated as of January 11, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A. (incorporated herein by reference from Exhibit 10.64 to ITT/ESI’s Current Report on Form 8-K filed on January 12, 2010)

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 3, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A. (incorporated herein by reference from Exhibit 10.36 to ITT/ESI’s 2009 Annual Report on Form 10-K)

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