Form 10-Q
period 2010-06-30
ITT EDUCATIONAL SERVICES INC
filed 2010-07-23
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

33,590,086

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2010

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of June 30, 2010 and 2009 (unaudited) and December 31, 2009

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2010 and 2009

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2010 and 2009 (unaudited) and the year ended December 31, 2009

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	June 30, 2010	December 31, 2009	June 30, 2009
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,524	$128,788	$140,204
Short-term investments	139,486	143,407	144,500
Restricted cash	70	1,891	72
Accounts receivable, net	98,390	85,426	69,747
Deferred income taxes	17,141	13,799	14,132
Prepaid expenses and other current assets	16,671	17,651	15,978

Total current assets	412,282	390,962	384,633

Property and equipment, net	193,717	195,449	194,046
Deferred income taxes	12,237	6,416	9,976
Other assets	28,008	23,878	20,235

Total assets	$646,244	$616,705	$608,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$76,116	$61,275	$62,420
Accrued compensation and benefits	26,049	26,323	21,016
Other current liabilities	14,491	25,261	27,206
Deferred revenue	197,107	171,933	126,878

Total current liabilities	313,763	284,792	237,520

Long-term debt	150,000	150,000	150,000
Other liabilities	29,049	25,328	21,948

Total liabilities	492,812	460,120	409,468

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904 issued	541	541	541
Capital surplus	165,678	154,495	147,369
Retained earnings	1,182,204	1,006,903	842,488
Accumulated other comprehensive (loss)	(9,555)	(10,093)	(12,868)
Treasury stock, 20,478,818, 18,622,809 and 16,361,095 shares, at cost	(1,185,436)	(995,261)	(778,108)

Total shareholders’ equity	153,432	156,585	199,422

Total liabilities and shareholders’ equity	$646,244	$616,705	$608,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$401,849	$317,140	$785,806	$605,173
Costs and expenses:
Cost of educational services	133,763	110,792	268,145	211,879
Student services and administrative expenses	110,954	90,413	217,914	178,872

Total costs and expenses	244,717	201,205	486,059	390,751

Operating income	157,132	115,935	299,747	214,422
Interest income	533	878	1,242	2,111
Interest (expense)	(514)	(208)	(934)	(402)

Income before provision for income taxes	157,151	116,605	300,055	216,131
Provision for income taxes	61,111	45,509	116,564	84,117

Net income	$96,040	$71,096	$183,491	$132,014

Earnings per share:
Basic	$2.82	$1.87	$5.31	$3.45
Diluted	$2.78	$1.85	$5.24	$3.41

Weighted average shares outstanding:
Basic	34,081	37,981	34,552	38,268
Diluted	34,525	38,425	35,010	38,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$96,040	$71,096	$183,491	$132,014
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,724	6,156	13,482	11,928
Provision for doubtful accounts	23,034	18,620	45,799	32,829
Deferred income taxes	(6,485)	(3,303)	(9,463)	(4,992)
Excess tax benefit from stock option exercises	(1,019)	(94)	(1,940)	(3,887)
Stock-based compensation expense	4,186	3,173	8,999	7,356
Other	334	(557)	490	(422)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	5,228	(1,808)	1,821	8,324
Accounts receivable	(33,134)	(36,057)	(58,763)	(72,000)
Accounts payable	7,642	(2,787)	14,841	6,056
Other operating assets and liabilities	(20,711)	(25,122)	22,340	2,508
Deferred revenue	5,312	(7,887)	25,174	(36,956)

Net cash flows from operating activities	87,151	21,430	246,271	82,758

Cash flows from investing activities:
Facility expenditures and land purchases	(1,754)	(778)	(2,593)	(1,852)
Capital expenditures, net	(7,241)	(7,398)	(12,539)	(12,006)
Acquisition of college, net of cash acquired	—	(20,792)	—	(20,792)
Proceeds from sales and maturities of investments and notes	115,128	36,791	199,826	85,389
Purchase of investments and notes	(115,602)	(48,969)	(222,774)	(104,739)

Net cash flows from investing activities	(9,469)	(41,146)	(38,080)	(54,000)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,019	94	1,940	3,887
Proceeds from exercise of stock options	1,594	171	2,620	5,994
Repurchase of common stock and shares tendered for taxes	(105,315)	(59,987)	(201,015)	(124,690)

Net cash flows from financing activities	(102,702)	(59,722)	(196,455)	(114,809)

Net change in cash and cash equivalents	(25,020)	(79,438)	11,736	(86,051)

Cash and cash equivalents at beginning of period	165,544	219,642	128,788	226,255

Cash and cash equivalents at end of period	$140,524	$140,204	$140,524	$140,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)			Total
						Common Stock in Treasury
	Shares	Amount				Shares	Amount
Balance as of December 31, 2008	54,069	$541	$135,655	$718,100	($13,384)	(15,352)	($667,068)	$173,844

For the six months ended June 30, 2009 (unaudited):
Net income				132,014				132,014
Other comprehensive income
Amortization of prior service cost, net of $6 of income tax					8			8
Amortization of net actuarial pension loss, net of $444 of income tax					688			688
Unrealized (loss)					(180)			(180)

Comprehensive income								132,530

Exercise of stock options and equity awards				(7,628)		144	13,622	5,994
Tax benefit from exercise of stock options and equity award vesting			4,358					4,358
Stock-based compensation			7,356					7,356
Common shares repurchased						(1,150)	(124,336)	(124,336)
Issuance of shares for Directors’ compensation				2		1	28	30
Shares tendered for taxes						(4)	(354)	(354)

Balance as of June 30, 2009	54,069	541	147,369	842,488	(12,868)	(16,361)	(778,108)	199,422

For the six months ended December 31, 2009 (unaudited):
Net income				168,249				168,249
Other comprehensive income:
Amortization of prior service cost, net of $5 of income tax					9			9
Amortization of net actuarial pension loss, net of $1,942 of income tax					3,009			3,009
Pension settlement loss, net of $18 of income tax					28			28
Unrealized (loss)					(271)			(271)

Comprehensive income								171,024

Exercise of stock options and equity awards				(3,834)		66	6,640	2,806
Tax benefit from exercise of stock options and equity award vesting			1,408					1,408
Stock-based compensation			5,718					5,718
Common shares repurchased						(2,328)	(223,787)	(223,787)
Shares tendered for taxes							(6)	(6)

Balance as of December 31, 2009	54,069	541	154,495	1,006,903	(10,093)	(18,623)	(995,261)	156,585

For the six months ended June 30, 2010 (unaudited):
Net income				183,491				183,491
Other comprehensive income:
Amortization of prior service cost, net of $6 of income tax					8			8
Amortization of net actuarial pension loss, net of $294 of income tax					460			460
Unrealized gain					70			70

Comprehensive income								184,029

Exercise of stock options and equity awards				(8,191)		106	10,811	2,620
Tax benefit from exercise of stock options and equity award vesting			2,184					2,184
Stock-based compensation			8,999					8,999
Common shares repurchased						(1,953)	(200,059)	(200,059)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(956)	(956)

Balance as of June 30, 2010	54,069	$541	$165,678	$1,182,204	($9,555)	(20,478)	($1,185,436)	$153,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Dollars in thousands, except per share data and unless otherwise stated)

1. The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of June 30, 2010, we were offering master, bachelor and associate degree programs to more than 84,000 students at ITT Technical Institute and Daniel Webster College locations. As of June 30, 2010, we had 129 locations (including 125 campuses and four learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. As of June 30, 2010, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements. See Note 8 for additional discussion of our variable interests.

In the fourth quarter of 2009, we changed our accounting for direct costs that relate to the enrollment of new students (“Direct Marketing Costs”) to expense those costs in the period incurred. As required under the guidance for voluntary changes in accounting principles, our comparative condensed consolidated financial statements presented for the three and six months ended June 30, 2009 have been adjusted to apply our new accounting principle for Direct Marketing Costs retrospectively. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC for a more detailed discussion of our change in accounting principle for Direct Marketing Costs.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009.

2. New Accounting Guidance

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, which is included in the Codification under ASC 605, “Revenue Recognition” (“ASC 605”). This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance became effective for our interim and annual reporting periods beginning July 1, 2010. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2010:

Description	As of June 30, 2010	Fair Value Measurements at Reporting Date Using
		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash equivalents:
Money market funds	$138,139	$138,139	$—	$—
Short-term investments:
U.S. Treasury securities	90,440	90,440	—	—
Government agency obligations	31,644	—	31,644	—
Corporate bonds	12,182	—	12,182	—
Certificate of deposit	5,220	5,220	—	—
Other assets:
Money market fund	4,241	4,241	—	—

	$281,866	$238,040	$43,826	$—

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

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other current liabilities and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Investments classified as available-for-sale are recorded at their market value.

The fair value of the notes receivable included in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2010 is estimated by discounting the future cash flows using current rates for similar arrangements. As of June 30, 2010, each of the carrying value and the estimated fair value of these financial instruments was approximately $14,500.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of June 30, 2010, each of the carrying value and the estimated fair value of our long-term debt was approximately $150,000.

4. Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense	$4,186	$3,173	$8,999	$7,356
Income tax (benefit)	($1,612)	($1,222)	($3,465)	($2,833)

We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2010 or 2009.

As of June 30, 2010, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $23,141 net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.1 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30, 2010
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,605,806	$67.31	$108,094
Granted	305,000	$113.41	34,590
Forfeited	(334)	$35.93	(12)
Exercised	(71,329)	$36.73	(2,620)
Expired	(4,601)	$49.99	(230)

Outstanding at end of period	1,834,542	$76.22	$139,822	4.6 years	$12,482

Exercisable at end of period	1,299,017	$61.01	$79,247	3.6 years	$28,597

(1)	The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on June 30, 2010, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares subject to stock options granted	—	—	305,000	258,000
Weighted average grant date fair value	$—	$—	$43.59	$54.05
Shares subject to stock options exercised	39,200	4,450	71,329	143,894
Intrinsic value of stock options exercised	$2,742	$259	$5,172	$10,969
Proceeds received from stock options exercised	$1,594	$171	$2,620	$5,994
Tax benefits realized from stock options exercised	$1,019	$100	$1,942	$4,070

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rates	Not applicable	Not applicable	2.2%	1.6%
Expected lives (in years)	Not applicable	Not applicable	4.6	4.5
Volatility	Not applicable	Not applicable	43%	54%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2010
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	125,550	$92.31
Granted	45,902	$110.56
Forfeited	(3,509)	$106.44
Vested	(34,333)	$84.85

Unvested at end of period	133,610	$100.13

The total fair market value of the RSUs vested during the six months ended June 30, 2010 was $3,540.

5. Stock Repurchases

As of June 30, 2010, 3,541,725 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Number of shares	1,000,000	622,200	1,952,500	1,150,033
Total cost	$105,034	$59,976	$200,059	$124,336
Average cost per share	$105.03	$96.39	$102.46	$108.11

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

Borrowings under the Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement. We pay a facility fee equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused). As of June 30, 2010, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.85% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of June 30, 2010.

The following table sets forth the interest expense (including the facility fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement that was replaced by the Credit Agreement in the periods indicated:

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
$514	$206	$934	$395

7. Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	June 30, 2010			December 31, 2009			June 30, 2009
	Available- for-Sale	Held-to- Maturity	Total	Available- for-Sale	Held-to- Maturity	Total	Available- for-Sale	Held-to- Maturity	Total
Short-term investments	$134,266	$—	$134,266	$138,270	$—	$138,270	$139,444	$—	$139,444

The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	June 30, 2010			December 31, 2009			June 30, 2009
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains
Available-for-Sale Investments:
Government obligations	$90,440	$90,416	$24	$81,591	$81,634	($43)	$69,098	$69,033	$65
Government agency obligations	31,644	31,628	16	27,932	27,969	(37)	29,841	29,772	69
Corporate obligations	12,182	12,175	7	28,747	28,690	57	40,505	40,391	114

	$134,266	$134,219	$47	$138,270	$138,293	($23)	$139,444	$139,196	$248

We also held a certificate of deposit with a total principal value of $5,220 as of June 30, 2010, $5,137 as of December 31, 2009 and $5,056 as of June 30, 2009. This investment is included in short-term investments on our Condensed Consolidated Balance Sheet.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Unrealized gains	$62	$77	$70	$—
Unrealized losses	$—	$—	$—	($180)

No unrealized gains or losses were reclassified out of our accumulated other comprehensive income (loss) in the three or six months ended June 30, 2010 and 2009. We recognized investment gains in our Condensed Consolidated Statement of Income of $6 in the three months ended June 30, 2010 and $99 in the six months ended June 30, 2010.

The following table sets forth the components of investment income included in interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income on investments	$213	$878	$366	$2,111
Realized gains on the sale of investments	6	—	99	—

	$219	$878	$465	$2,111

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of June 30, 2010:

Contractual Maturity	Available-for-Sale
Due within five years	$134,266
Due after five years through ten years	—
Due after ten years	—

$134,266

8. Variable Interests

On January 20, 2010, we entered into agreements with unrelated third parties to establish the PEAKS Private Student Loan Program (“PEAKS Program”), which is a private education loan program for our students. Under the PEAKS Program, an unaffiliated lender makes private education loans to our eligible students and, subsequently, sells those loans to an unaffiliated trust that purchases, owns and collects private education loans (“PEAKS Trust”). The PEAKS Trust issued senior debt in the aggregate principal amount of $300,000 (“PEAKS Senior Debt”) to investors. The lender disburses the proceeds of the private education loans to us for application to the students’ account balances with us that represent their unpaid education costs. We transfer a portion of the amount of each private education loan disbursed to us under the PEAKS Program to the PEAKS Trust in exchange for a subordinated note issued by the PEAKS Trust (“Subordinated Note”).

The PEAKS Trust utilizes the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust (“PEAKS Guarantee”). See Note 11 – Contingencies, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three or six months ended June 30, 2010 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of June 30, 2010 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

•	assessed the risks that the PEAKS Trust was designed to create and pass through to its variable interest holders;

•	identified the variable interests in the PEAKS Trust;

•	identified the other variable interest holders and their involvement in the activities of the PEAKS Trust;

•	identified the activities that most significantly impact the PEAKS Trust’s economic performance;

•	determined whether we have the power to direct those activities; and

•	determined whether we have the right to receive the benefits from, or the obligation to absorb the losses of, the PEAKS Trust that could potentially be significant to the PEAKS Trust.

We determined that the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust involve:

•	establishing the underwriting criteria of, and the interest rates and fees charged on, the private education loans acquired by the PEAKS Trust; and

•	the servicing (which includes the collection) of the private education loans owned by the PEAKS Trust.

To make that determination, we analyzed various possible scenarios of student loan portfolio performance to evaluate the potential economic impact on the PEAKS Trust. In our analysis, we made what we believe are conservative assumptions based on historical data for the following key variables:

•	the composition of the credit profiles of the borrowers;

•	the interest rates and fees charged on the loans;

•	the default rates and the timing of defaults associated with similar types of loans; and

•	the prepayment and the speed of repayment associated with similar types of loans.

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three or six months ended June 30, 2010. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

On February 20, 2009, we entered into agreements with an unaffiliated entity (the “2009 Entity”) to create a program that makes private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover (the “2009 Loan Program”). Under the 2009 Loan Program, an unaffiliated lender makes private education loans to our eligible students and, subsequently, sells those loans to the 2009 Entity. The 2009 Entity purchases the private education loans from the lender utilizing funds received from its owners in exchange for participation interests in the private education loans acquired by the 2009 Entity. The lender disburses the proceeds of the private education loans to us for application to the students’ account balances with us that represent their unpaid education costs.

In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. See Note 11 – Contingencies, for further discussion of the 2009 RSA.

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We provided advances of $150 in the three months ended June 30, 2010 and $2,719 in the six months ended June 30, 2010 to the 2009 Entity under the Revolving Note that we were not contractually required to provide. We provided advances of $14,000 in the three and six months ended June 30, 2009 to the 2009 Entity under the Revolving Note that we were not contractually required to provide. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

The advances under the Revolving Note were used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program. We made the advances instead of retaining the funds and providing internal student financing, which is non-interest bearing. We do not intend to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of June 30, 2010 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

•	assessed the risks that the 2009 Entity was designed to create and pass through to its variable interest holders;

•	identified the variable interests in the 2009 Entity;

•	identified the other variable interest holders and their involvement in the activities of the 2009 Entity;

•	identified the activities that most significantly impact the 2009 Entity’s economic performance;

•	determined whether we have the power to direct those activities; and

•	determined whether we have the right to receive the benefits from, or the obligation to absorb the losses of, the 2009 Entity that could potentially be significant to the 2009 Entity.

To identify the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity, we analyzed various possible scenarios of private education loan portfolio performance. In our analysis, we made what we believe are conservative assumptions based on historical data for the following key variables:

•	the composition of the credit profiles of the borrowers;

•	the interest rates and fees charged on the loans;

•	the default rates and the timing of defaults associated with similar types of loans; and

•	the prepayment and the speed of repayment associated with similar types of loans.

We determined that the activities of the 2009 Entity that most significantly impact its economic performance involve:

•	establishing the underwriting criteria of, and the interest rates and fees charged on, the private education loans acquired by the 2009 Entity; and

•	the servicing (which includes the collection) of the private education loans owned by the 2009 Entity.

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three or six months ended June 30, 2010. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of June 30, 2010 was $14,331 and is included in Other assets on our Condensed Consolidated Balance Sheet.

9. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share”. This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	34,081	37,981	34,552	38,268
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	444	444	458	474

Outstanding shares for diluted earnings per share calculation	34,525	38,425	35,010	38,742

A total of 577,174 shares at June 30, 2010 and 452,115 shares at June 30, 2009 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10. Employee Pension Benefits

The following table sets forth the components of net periodic pension cost (benefit) of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost	$720	$774	$1,440	$1,548
Expected return on assets	(1,110)	(954)	(2,220)	(1,908)
Recognized net actuarial loss	377	566	754	1,132
Amortization of prior service cost	7	7	14	14

Net periodic pension cost (benefit)	($6)	$393	($12)	$786

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension cost or benefit.

We made no contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or six months ended June 30, 2010. We made no contributions to the ESI Pension Plan in the three or six months ended June 30, 2009, but we contributed $528 to the ESI Excess Pension Plan in the three and six months ended June 30, 2009. We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2010.

11. Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2010, the total face amount of those surety bonds was approximately $21,402.

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

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of principal, interest and certain call premiums on the PEAKS Senior Debt, and administrative fees and expenses of the PEAKS Trust. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”). We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust.

The maximum future payments that we could be required to make under the PEAKS Guarantee include:

•	up to $300,000 in principal of PEAKS Senior Debt;

•	accrued interest on the PEAKS Senior Debt;

•	certain call premiums associated with the PEAKS Senior Debt; and

•	the fees and expenses of the PEAKS Trust.

We are not able to estimate the undiscounted maximum potential amount of future payments that we could be required to make under the PEAKS Guarantee, because those payments will be affected by:

•	the amount of the private education loans made under the PEAKS Program;

•	the fact that those loans will consist of a large number of loans of individually immaterial amounts;

•	the repayment performance of those loans, the proceeds from which will be used to repay the PEAKS Senior Debt and to pay the fees and expenses of the PEAKS Trust;

•	the fact that the interest rate on the PEAKS Senior Debt is a variable rate based on the LIBOR plus a margin;

•	whether certain call premiums will be payable in connection with the PEAKS Senior Debt; and

•	the amount of fees and expenses of the PEAKS Trust.

We entered into the 2009 RSA in connection with the 2009 Loan Program. Under the 2009 RSA, we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. As of June 30, 2010, the outstanding balance of the private education loans made under the 2009 Loan Program was approximately $78,331. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2010, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2010. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2010.

We also are a party to a separate risk sharing agreement (the “2007 RSA”) with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under this agreement. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Our obligations under the 2007 RSA will remain in effect until all private education loans under the agreement are paid in full or charged off by the lender. The standard repayment term for a private education loan made under the 2007 RSA is ten years, with repayment generally beginning six months after a student graduates, withdraws or is terminated from his or her program of study.

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

As of June 30, 2010, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA, and our recorded liability for the guarantee obligations related to those arrangements was not material.

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

•

changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

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

The financial information discussed in this management’s discussion and analysis of financial condition and results of operations related to the three and six months ended June 30, 2009 are as adjusted to reflect the effect of our change in accounting principle for Direct Marketing Costs. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC for a more detailed discussion of our change in accounting principle for Direct Marketing Costs.

In this management’s discussion and analysis of financial condition and results of operations, when we discuss factors that contributed to a change in our financial condition or results of operations, we disclose the primary factors that materially contributed to that change.

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of June 30, 2010, we were offering master, bachelor and associate degree programs to more than 84,000 students. As of June 30, 2010, we had 129 locations (including 125 campuses and four learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the second quarter of 2010, we began operations at two new ITT Technical Institute campuses. We plan to begin operations at four to six additional locations during the remainder of 2010. Our overall expansion plans include:

•	operating new campuses;

•	offering a broader range of both residence and online programs at our existing campuses;

•	increasing the number of our campuses that offer bachelor degree programs; and

•	adding learning sites to existing campuses.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

New Accounting Guidance

In April 2010, the FASB issued ASU No. 2010-17, which is included in the Codification under ASC 605. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance became effective for our interim and annual reporting periods beginning July 1, 2010. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	33.3%	34.9%	34.1%	35.0%
Student services and administrative expenses	27.6%	28.5%	27.7%	29.6%

Operating income	39.1%	36.6%	38.1%	35.4%
Interest income, net	0.0%	0.2%	0.0%	0.3%

Income before provision for income taxes	39.1%	36.8%	38.1%	35.7%

The following table sets forth our total student enrollment as of the dates indicated:

Total Student Enrollment as of:	2010		2009
	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment(1)	Increase Over Prior Year(1)
March 31	84,555	28.9%	65,620	21.1%
June 30	84,695	21.2%	69,889	27.6%
September 30	Not applicable	Not applicable	79,208	28.7%
December 31	Not applicable	Not applicable	80,766	30.3%

(1)	Students enrolled at Daniel Webster College have been included beginning with the June 30, 2009 period.

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

New Student Enrollment in the Three Months Ended:	2010		2009
	New Student Enrollment	Increase Over Prior Year	New Student Enrollment(1)	Increase Over Prior Year(1)
March 31	23,064	21.8%	18,935	36.8%
June 30	21,673	10.1%	19,692	33.5%
September 30	Not applicable	Not applicable	27,738	27.2%
December 31	Not applicable	Not applicable	19,563	31.2%

Total for the year	Not applicable	Not applicable	85,928	31.6%

(1)	New students enrolled at Daniel Webster College have been included beginning with the September 30, 2009 period.

We believe that economic downturns in the United States, in particular those that result in higher unemployment rates among unskilled workers, have historically been associated with increased student enrollment at postsecondary educational institutions. Based on this, we believe that the current economic recession in the United States which has given rise to higher unemployment among unskilled workers has contributed to the year-over-year increases in our new and total student enrollment in recent fiscal quarters. These increases have had a material favorable effect on our results of operations, cash flows and financial condition. There are a number of other factors, however, that affect student enrollment, and we cannot assure you that this trend will continue or we will continue to experience similar financial and operating results. In addition, tighter credit markets in the United States have contributed to reduced availability of private education loans from third-party lenders to our students and, as a result, have led to an increase in the amount of internal student financing that we have provided to our students and an increase in the level of guarantees that we have provided to third parties related to private education loans made to our students.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of (1):
Year	March 31	June 30	September 30	December 31
2008	76.1%	73.9%	72.5%	76.5%
2009	75.3%	75.3%	73.6%	77.3%
2010	76.1%	74.5%	Not applicable	Not applicable

(1)	Students enrolled at Daniel Webster College have been included beginning with the rate as of September 30, 2009. The impact of our students’ persistence as a result of the inclusion of Daniel Webster College students in the calculation was not material.

The decrease in student persistence as of June 30, 2010 compared to June 30, 2009 was primarily due to a slight decrease in student retention in the academic quarter that began in March 2010 compared to the same academic quarter in 2009, and a higher number of students who graduated at the end of the academic quarter that began in March 2010 compared to the end of the same academic quarter in 2009.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009. Revenue increased $84.7 million, or 26.7%, to $401.8 million in the three months ended June 30, 2010 compared to $317.1 million in the three months ended June 30, 2009. The primary factors that contributed to this increase included, in order of significance:

•	a 28.9% increase in total student enrollment at March 31, 2010 compared to March 31, 2009; and

•	a 5.0% increase in tuition rates implemented in March 2010.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in operation prior to 2009;

•	new programs of study offered at our campuses; and

•	operating new campuses.

The increase in revenue was partially offset by:

•	an increase in the amount of institutional scholarships and other awards that we granted to our students in 2010; and

•	the impact of the Subordinated Note on the accounting for revenue earned under the PEAKS Program.

Cost of educational services increased $23.0 million, or 20.7%, to $133.8 million in the three months ended June 30, 2010 compared to $110.8 million in the three months ended June 30, 2009. The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and

•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by greater leverage of our fixed costs in the operation of our campuses.

Cost of educational services as a percentage of revenue decreased 160 basis points to 33.3% in the three months ended June 30, 2010 compared to 34.9% in the three months ended June 30, 2009. The primary factor that contributed to this decrease was greater leverage of our fixed costs in the operation of our campuses. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $20.5 million, or 22.7%, to $111.0 million in the three months ended June 30, 2010 compared to $90.4 million in the three months ended June 30, 2009. The principal causes of this increase included, in order of significance:

•	an increase in media advertising expenditures;

•	an increase in bad debt expense associated with increases in the amount of internal student financing; and

•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses decreased to 27.6% of revenue in the three months ended June 30, 2010 compared to 28.5% of revenue in the three months ended June 30, 2009. The principal cause of this decrease was our ability to leverage our centralized services over a larger base of operations and media advertising costs increasing at a lower rate than the increase in revenue. Bad debt expense as a percentage of revenue decreased to 5.7% in the three months ended June 30, 2010, compared to 5.9% in the three months ended June 30, 2009. The primary factor that contributed to this decrease was the amount of internal student financing that we provided to our students increasing at a lower rate than the increase in student enrollment due to the private education loan programs available to our students in 2010. We believe that our bad debt expense as a percentage of revenue will be in the range of 4.0% to 6.0% in 2010, primarily as a result of the amount of internal student financing that we provide to our students increasing at a lower rate than the increase in student enrollment due to the private education loan programs available to our students in 2010.

Operating income increased $41.2 million, or 35.5%, to $157.1 million in the three months ended June 30, 2010 compared to $115.9 million in the three months ended June 30, 2009, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin increased to 39.1% in the three months ended June 30, 2010 compared to 36.6% in the three months ended June 30, 2009, as a result of the impact of the factors discussed above.

Interest income decreased $0.3 million, or 39.3%, to $0.5 million in the three months ended June 30, 2010 compared to $0.9 million in the three months ended June 30, 2009, primarily due to lower average investment balances and a decrease in investment returns in the overall market. Interest expense increased $0.3 million, or 147.1%, to $0.5 million in the three months ended June 30, 2010 compared to $0.2 million in the three months ended June 30, 2009, due to an increase in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.9% in the three months ended June 30, 2010 compared to 39.0% in the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009. Revenue increased $180.6 million, or 29.8%, to $785.8 million in the six months ended June 30, 2010 compared to $605.2 million in the six months ended June 30, 2009. The primary factors that contributed to this increase included, in order of significance:

•	a 28.9% increase in total student enrollment at March 31, 2010 compared to March 31, 2009;

•	a 5.0% increase in tuition rates in March 2010 and March 2009; and

•	a 30.3% increase in total student enrollment at December 31, 2009 compared to December 31, 2008.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2009;

•	new programs of study offered at our campuses; and

•	operating new campuses.

The increase in revenue was partially offset by:

•	an increase in the amount of institutional scholarships and other awards that we granted to our students in 2010; and

•	the impact of the Subordinated Note on the accounting for revenue earned under the PEAKS Program.

Cost of educational services increased $56.3 million, or 26.6%, to $268.1 million in the six months ended June 30, 2010 compared to $211.9 million in the six months ended June 30, 2009. The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and

•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by greater leverage of our fixed costs in the operation of our campuses.

Cost of educational services as a percentage of revenue decreased 90 basis points to 34.1% in the six months ended June 30, 2010 from 35.0% in the six months ended June 30, 2009. The primary factor that contributed to this decrease was greater leverage of our fixed costs in the operation of our campuses, including lower occupancy costs as a percentage of revenue. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $39.0 million, or 21.8%, to $217.9 million in the six months ended June 30, 2010 compared to $178.9 million in the six months ended June 30, 2009. The principal causes of this increase included, in order of significance:

•	an increase in bad debt expense associated with increases in the amount of internal student financing;

•	an increase in compensation and benefit costs associated with a greater number of employees; and

•	an increase in media advertising expenditures.

Student services and administrative expenses decreased to 27.7% of revenue in the six months ended June 30, 2010 compared to 29.6% of revenue in the six months ended June 30, 2009. The primary cause of this decrease was media advertising costs and compensation costs increasing at a lower rate than the increase in revenue. The decrease in student services and administrative expenses as a percentage of revenue was partially offset by an increase in bad debt expense. Bad debt expense as a percentage of revenue increased to 5.8% in the six months ended June 30, 2010, compared to 5.4% in the six months ended June 30, 2009. The primary factor that contributed to this increase was an increase in the amount of internal student financing that we provided to our students due to increased student enrollment.

Operating income increased $85.3 million, or 39.8%, to $299.7 million in the six months ended June 30, 2010 compared to $214.4 million in the six months ended June 30, 2009, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin increased to 38.1% in the six months ended June 30, 2010 compared to 35.4% in the six months ended June 30, 2009, as a result of the impact of the factors discussed above.

Interest income decreased $0.9 million, or 41.2%, to $1.2 million in the six months ended June 30, 2010 compared to $2.1 million in the six months ended June 30, 2009, primarily due to lower average investment balances and a decrease in investment returns in the overall market. Interest expense increased $0.5 million, or 132.3%, to $0.9 million in the six months ended June 30, 2010 compared to $0.4 million in the six months ended June 30, 2009, due to an increase in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.8% in the six months ended June 30, 2010 compared to 38.9% in the six months ended June 30, 2009.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $140.5 million as of June 30, 2010 compared to $128.8 million as of December 31, 2009 and $140.2 million as of June 30, 2009. We also had short-term investments of $139.5 million as of June 30, 2010 compared to $143.4 million as of December 31, 2009 and $144.5 million as of June 30, 2009. In total, our cash and cash equivalents and short-term investments were $280.0 million as of June 30, 2010 compared to $272.2 million as of December 31, 2009 and $284.7 million as of June 30, 2009. The $7.8 million increase in cash and cash equivalents and short-term investments as of June 30, 2010 compared to December 31, 2009 was primarily due to cash generated from operations which was partially offset by repurchases of our common stock. The $4.7 million decrease in cash and cash equivalents and short-term investments as of June 30, 2010 compared to June 30, 2009 was primarily due to repurchases of our common stock which was partially offset by cash generated from operations.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $4.2 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of June 30, 2010.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2010. In 2009, we contributed $0.5 million to the ESI Excess Pension Plan and made no contributions to the ESI Pension Plan.

Operations. Cash from operating activities was $87.2 million in the three months ended June 30, 2010 compared to cash from operating activities of $21.4 million in the three months ended June 30, 2009. The $65.7 million increase in operating cash flow was primarily due to higher student enrollments and an increase in funds received from private education loans made to our students by third party lenders. The increase was partially offset by higher income tax payments resulting from higher operating income.

Cash from operating activities increased $163.5 million to $246.3 million in the six months ended June 30, 2010 compared to $82.8 million in the six months ended June 30, 2009, primarily due to higher student enrollments and an increase in funds received from private education loans made to our students by third party lenders. The increase was partially offset by higher income tax payments primarily resulting from higher operating income.

Accounts receivable less allowance for doubtful accounts was $98.4 million as of June 30, 2010 compared to $69.7 million as of June 30, 2009. Days sales outstanding was 22.3 days at June 30, 2010 and 20.0 days at June 30, 2009. Our accounts receivable balance and days sales outstanding at June 30, 2010 were impacted by a delay in the receipt of certain federal financial aid funds. These funds were received in the first week of July. Had this delay not occurred, our days sales outstanding at June 30, 2010 would have been approximately 17 days. We believe that our days sales outstanding at the end of 2010 will be in the range of 10 to 15 days, primarily as a result of the amount of internal student financing that we provide to our students increasing at a lower rate than the increase in student enrollment due to the private education loan programs available to our students in 2010.

Investing. In the three months ended June 30, 2010, we spent $1.8 million to renovate, expand and construct buildings at 13 of our locations, compared to $0.8 million for similar expenditures at 10 of our locations in the three months ended June 30, 2009. In the six months ended June 30, 2010, we spent $2.6 million to renovate, expand or construct buildings at 17 of our locations compared to $1.9 million for similar expenditures at 10 of our locations in the six months ended June 30, 2009.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$7.2 million in the three months ended June 30, 2010 compared to $7.4 million in the three months ended June 30, 2009; and

•	$12.5 million in the six months ended June 30, 2010 compared to $12.0 million in the six months ended June 30, 2009.

These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent $20.8 million in the three and six months ended June 30, 2009 to acquire substantially all of the assets and assume certain liabilities of Daniel Webster College. These assets included the land, buildings, furniture, equipment and other operating assets of Daniel Webster College.

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

We were in compliance with the applicable ratio requirements as of June 30, 2010.

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate as defined under the Credit Agreement. We pay a facility fee equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused). As of June 30, 2010, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.85% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of June 30, 2010.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Number of shares	1,000,000	622,200	1,952,500	1,150,033
Total cost	$105,034	$59,976	$200,059	$124,336
Average price per share	$105.03	$96.39	$102.46	$108.11

Approximately 3.5 million shares remained available for repurchase under the Repurchase Program as of June 30, 2010. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2010:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$182,406	$42,875	$76,911	$48,072	$14,548
Long-term debt, including scheduled interest payments	$153,206	$1,749	$151,457	$—	$—

Total	$335,612	$44,624	$228,368	$48,072	$14,548

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of June 30, 2010 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and facility fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 14 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2010, the total face amount of those surety bonds was approximately $21.4 million.

On January 20, 2010, we entered into agreements with unrelated parties to establish the PEAKS Program. Under the PEAKS Program, an unaffiliated lender makes private education loans to our eligible students and, subsequently, sells those loans to the PEAKS Trust. The PEAKS Trust has issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) will serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020.

In connection with the PEAKS Program, we transfer to the PEAKS Trust a portion of the amount of each private student loan disbursed to us, in exchange for a Subordinated Note. The Subordinated Note does not bear interest, and principal is due on the Subordinated Note following the repayment of the PEAKS Senior Debt, the payment of fees and expenses of the PEAKS Trust and the reimbursement of the amount of any payments made by us under the PEAKS Guarantee. The PEAKS Trust utilizes the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the student loans from the lender.

Under the PEAKS Guarantee, we guarantee payment of principal, interest and certain call premiums on the PEAKS Senior Debt, and administrative fees and expenses of the PEAKS Trust. The PEAKS Guarantee contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under our guarantee and payment of the Subordinated Note, in each case only to the extent of available funds remaining in the PEAKS Trust.

We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loans programs, including the 2009 Loan Program. Under the PEAKS Program, our students have access to a greater amount of private education loans, which should result in a reduction in the amount of internal financing that we provide to our students.

In February 2009, we entered into the 2009 Loan Program. In connection with the 2009 Loan Program, we entered into the 2009 RSA under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. As of June 30, 2010, the outstanding balance of the private education loans made under the 2009 Loan Program was approximately $78.3 million. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2010, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2010.

In addition, beginning in the second quarter of 2009, we made advances to the unaffiliated third party that is holding the private education loans made to our students under the 2009 Loan Program. We made the advances, which bear interest, so that the third party could use those funds to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Substantially all of the assets of the third party serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

We also are a party to the 2007 RSA with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under this agreement. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Our obligations under the 2007 RSA will remain in effect until all private education loans under the agreement are paid in full or charged off by the lender. The standard repayment term for a private education loan made under the 2007 RSA is ten years, with repayment generally beginning six months after a student graduates, withdraws or is terminated from his or her program of study.

As of June 30, 2010, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA, and our recorded liability for the guarantee obligations related to those arrangements was not material.

Based on the prior repayment history of our students with respect to private education loans and current economic conditions, we do not believe that our guarantee obligations under either RSA or the PEAKS Program will have a material adverse effect on our financial condition, results of operations or cash flows. See Notes 8 and 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the PEAKS Program, the 2009 RSA and the 2007 RSA.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three and six months ended June 30, 2010.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2010 through April 30, 2010	132,505	(2)	$105.93	130,000	4,411,725
May 1, 2010 through May 31, 2010	870,000		104.92	870,000	3,541,725
June 1, 2010 through June 30, 2010	11	(3)	97.18	—	3,541,725

Total	1,002,516	(4)	$105.05	1,000,000

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010

The shares that remained available for repurchase under the Repurchase Program were 3,541,725 as of June 30, 2010. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

(2)	Includes 2,505 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.

(3)	These shares of our common stock were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.

(4)	Includes 2,516 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.

Item 6.	Exhibits.

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes the exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITT Educational Services, Inc.

Date: July 23, 2010	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 19, 2009)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text