Form 10-Q
period 2010-09-30
ITT EDUCATIONAL SERVICES INC
filed 2010-10-22
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐    No  ☒

31,916,989

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2010

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2010 and 2009 (unaudited) and December 31, 2009

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2010 and 2009

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2010 and 2009 (unaudited) and the year ended December 31, 2009

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	September 30, 2010	December 31, 2009	September 30, 2009
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,956	$128,788	$130,971
Short-term investments	142,483	143,407	144,146
Restricted cash	108	1,891	5,723
Accounts receivable, net	85,246	85,426	93,819
Deferred income taxes	17,488	13,799	16,328
Prepaid expenses and other current assets	17,494	17,651	19,106

Total current assets	382,775	390,962	410,093

Property and equipment, net	197,383	195,449	192,341
Deferred income taxes	18,189	6,416	6,533
Other assets	29,383	23,878	20,705

Total assets	$627,730	$616,705	$629,672

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long term debt	$—	$—	$150,000
Accounts payable	79,620	61,275	67,183
Accrued compensation and benefits	19,545	26,323	23,340
Other current liabilities	12,051	25,261	23,801
Deferred revenue	195,168	171,933	146,203

Total current liabilities	306,384	284,792	410,527

Long-term debt	150,000	150,000	—
Other liabilities	29,004	25,328	22,262

Total liabilities	485,388	460,120	432,789

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 54,068,904 issued	541	541	541
Capital surplus	170,699	154,495	151,653
Retained earnings	1,270,248	1,006,903	913,310
Accumulated other comprehensive (loss)	(9,147)	(10,093)	(12,558)
Treasury stock, 22,151,915, 18,622,809 and 17,123,838 shares, at cost	(1,289,999)	(995,261)	(856,063)

Total shareholders’ equity	142,342	156,585	196,883

Total liabilities and shareholders’ equity	$627,730	$616,705	$629,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$400,597	$339,643	$1,186,403	$944,816
Costs and expenses:
Cost of educational services	134,478	116,730	402,623	328,609
Student services and administrative expenses	114,706	101,421	332,620	280,293

Total costs and expenses	249,184	218,151	735,243	608,902

Operating income	151,413	121,492	451,160	335,914
Interest income	634	716	1,876	2,827
Interest (expense)	(490)	(191)	(1,424)	(593)

Income before provision for income taxes	151,557	122,017	451,612	338,148
Provision for income taxes	58,380	47,409	174,944	131,526

Net income	$93,177	$74,608	$276,668	$206,622

Earnings per share:
Basic	$2.84	$2.00	$8.15	$5.44
Diluted	$2.82	$1.98	$8.06	$5.38

Weighted average shares outstanding:
Basic	32,777	37,324	33,954	37,950
Diluted	33,011	37,763	34,336	38,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$93,177	$74,608	$276,668	$206,622
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,205	6,276	19,687	18,204
Provision for doubtful accounts	22,151	23,183	67,950	56,012
Deferred income taxes	(6,568)	989	(16,031)	(4,003)
Excess tax benefit from stock option exercises	(1,313)	(1,385)	(3,253)	(5,272)
Stock-based compensation expense	3,708	2,891	12,707	10,247
Other	268	113	758	(309)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(38)	(5,743)	1,783	2,581
Accounts receivable	(9,007)	(47,255)	(67,770)	(119,255)
Accounts payable	3,504	4,763	18,345	10,819
Other operating assets and liabilities	6,756	(2,809)	29,096	(301)
Deferred revenue	(1,939)	19,325	23,235	(17,631)

Net cash flows from operating activities	116,904	74,956	363,175	157,714

Cash flows from investing activities:
Facility expenditures and land purchases	(1,775)	(664)	(4,368)	(2,516)
Capital expenditures, net	(8,090)	(3,907)	(20,629)	(15,913)
Acquisition of college, net of cash acquired	—	—	—	(20,792)
Proceeds from sales and maturities of investments and notes	81,517	57,352	281,343	142,741
Purchase of investments and notes	(100,741)	(56,614)	(323,515)	(161,353)

Net cash flows from investing activities	(29,089)	(3,833)	(67,169)	(57,833)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,313	1,385	3,253	5,272
Proceeds from exercise of stock options	5,210	2,756	7,830	8,750
Repurchase of common stock and shares tendered for taxes	(114,906)	(84,497)	(315,921)	(209,187)

Net cash flows from financing activities	(108,383)	(80,356)	(304,838)	(195,165)

Net change in cash and cash equivalents	(20,568)	(9,233)	(8,832)	(95,284)

Cash and cash equivalents at beginning of period	140,524	140,204	128,788	226,255

Cash and cash equivalents at end of period	$119,956	$130,971	$119,956	$130,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock in Treasury		Total
	Shares	Amount				Shares	Amount
Balance as of December 31, 2008	54,069	$541	$135,655	$718,100	($13,384)	(15,352)	($667,068)	$173,844

For the nine months ended September 30, 2009 (unaudited):
Net income				206,622				206,622
Other comprehensive income
Amortization of prior service cost, net of $8 of income tax					12			12
Amortization of net actuarial pension loss, net of $696 of income tax					1,078			1,078
Unrealized (loss)					(264)			(264)

Comprehensive income								207,448

Exercise of stock options and equity awards				(11,414)		209	20,164	8,750
Tax benefit from exercise of stock options and equity award vesting			5,751					5,751
Stock-based compensation			10,247					10,247
Common shares repurchased						(1,978)	(208,828)	(208,828)
Issuance of shares for Directors’ compensation				2		1	28	30
Shares tendered for taxes						(4)	(359)	(359)

Balance as of September 30, 2009	54,069	541	151,653	913,310	(12,558)	(17,124)	(856,063)	196,883

For the three months ended December 31, 2009 (unaudited):
Net income				93,641				93,641
Other comprehensive income:
Amortization of prior service cost, net of $3 of income tax					5			5
Amortization of net actuarial pension loss, net of $1,690 of income tax					2,619			2,619
Pension settlement loss, net of $18 of income tax					28			28
Unrealized (loss)					(187)			(187)

Comprehensive income								96,106

Exercise of stock options and equity awards				(48)		1	98	50
Tax benefit from exercise of stock options and equity award vesting			15					15
Stock-based compensation			2,827					2,827
Common shares repurchased						(1,500)	(139,295)	(139,295)
Shares tendered for taxes							(1)	(1)

Balance as of December 31, 2009	54,069	541	154,495	1,006,903	(10,093)	(18,623)	(995,261)	156,585

For the nine months ended September 30, 2010 (unaudited):
Net income				276,668				276,668
Other comprehensive income:
Amortization of prior service cost, net of $8 of income tax					13			13
Amortization of net actuarial pension loss, net of $561 of income tax					877			877
Unrealized gain					56			56

Comprehensive income								277,614

Exercise of stock options and equity awards				(13,324)		208	21,154	7,830
Tax benefit from exercise of stock options and equity award vesting			3,497					3,497
Stock-based compensation			12,707					12,707
Common shares repurchased						(3,728)	(314,950)	(314,950)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(10)	(971)	(971)

Balance as of September 30, 2010	54,069	$541	$170,699	$1,270,248	($9,147)	(22,152)	($1,289,999)	$142,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of September 30, 2010, we were offering master, bachelor and associate degree programs to approximately 88,000 students at ITT Technical Institute and Daniel Webster College locations. As of September 30, 2010, we had 130 locations (including 126 campuses and four learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. As of September 30, 2010, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements. See Note 8 – Variable Interests, for additional discussion of our variable interests.

In the fourth quarter of 2009, we changed our accounting for direct costs that relate to the enrollment of new students (“Direct Marketing Costs”) to expense those costs in the period incurred. As required under the guidance for voluntary changes in accounting principles, our comparative condensed consolidated financial statements presented for the three and nine months ended September 30, 2009 have been adjusted to apply our new accounting principle for Direct Marketing Costs retrospectively. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC for a more detailed discussion of our change in accounting principle for Direct Marketing Costs.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2010:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$116,067	$116,067	$—	$—
Short-term investments:
U.S. Treasury securities	90,374	90,374	—	—
Government agency obligations	36,165	—	36,165	—
Corporate bonds	10,683	—	10,683	—
Certificate of deposit	5,261	—	5,261	—
Other assets:
Money market fund	4,241	4,241	—	—

	$262,791	$210,682	$52,109	$—

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

The fair value of the notes receivable included in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2010 is estimated by discounting the future cash flows using current rates for similar arrangements. As of September 30, 2010, each of the carrying value and the estimated fair value of these financial instruments was approximately $15,000.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of September 30, 2010, each of the carrying value and the estimated fair value of our long-term debt was approximately $150,000.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense	$3,708	$2,891	$12,707	$10,247
Income tax (benefit)	($1,428)	($1,113)	($4,893)	($3,946)

We did not capitalize any stock-based compensation cost in the three or nine months ended September 30, 2010 or 2009.

As of September 30, 2010, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $19,494 net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.9 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2010
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,605,806	$67.31	$108,094
Granted	305,000	$113.41	34,590
Forfeited	(334)	$35.93	(12)
Exercised	(172,879)	$45.29	(7,830)
Expired	(6,601)	$50.30	(332)

Outstanding at end of period	1,730,992	$77.71	$134,510	4.5 years	$—

Exercisable at end of period	1,195,467	$61.85	$73,936	3.4 years	$10,070

(1)	The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on September 30, 2010, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares subject to stock options granted	—	—	305,000	258,000
Weighted average grant date fair value	$—	$—	$43.59	$54.05
Shares subject to stock options exercised	101,550	65,150	172,879	209,044
Intrinsic value of stock options exercised	$3,410	$3,613	$8,582	$14,582
Proceeds received from stock options exercised	$5,210	$2,756	$7,830	$8,750
Tax benefits realized from stock options exercised	$1,313	$1,388	$3,255	$5,458

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rates	Not applicable	Not applicable	2.2%	1.6%
Expected lives (in years)	Not applicable	Not applicable	4.6	4.5
Volatility	Not applicable	Not applicable	43%	54%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Nine Months Ended September 30, 2010
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	125,550	$92.31
Granted	46,965	$109.49
Forfeited	(7,045)	$106.86
Vested	(34,875)	$85.32

Unvested at end of period	130,595	$99.57

The total fair market value of the RSUs vested during the nine months ended September 30, 2010 was $3,581.

5.	Stock Repurchases

As of September 30, 2010, 1,766,725 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Number of shares	1,775,000	827,842	3,727,500	1,977,875
Total cost	$114,891	$84,492	$314,950	$208,828
Average cost per share	$64.73	$102.06	$84.49	$105.58

6.	Debt

We are a party to a Second Amended and Restated Credit Agreement dated as of January 11, 2010 and amended as of February 3, 2010 and August 10, 2010 (the “Credit Agreement”) with two unaffiliated lenders to borrow up to $150,000 under two revolving credit facilities: one in the maximum principal amount of $50,000; and the other in the maximum principal amount of $100,000. The Credit Agreement was amended as of August 10, 2010 to change the point of measurement of one of our financial covenants under the Credit Agreement from monthly to quarterly. We can borrow under the credit facilities on either a secured or unsecured basis at our election, except if an event that would be a default under the Credit Agreement has occurred and is continuing, we may not elect to borrow on an unsecured basis. Both revolving credit facilities under the Credit Agreement mature on May 1, 2012.

Borrowings under the Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement. We pay a facility fee equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused). As of September 30, 2010, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.79% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of September 30, 2010.

The following table sets forth the interest expense (including the facility fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement that was replaced by the Credit Agreement in the periods indicated:

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
$490	$189	$1,424	$584

7.	Investments

The following table sets forth how our investments were classified on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of:
	September 30, 2010			December 31, 2009			September 30, 2009
	Available- for-Sale	Held-to- Maturity	Total	Available-for-Sale	Held-to- Maturity	Total	Available-for-Sale	Held-to- Maturity	Total
Short-term investments	$137,222	$—	$137,222	$138,270	$—	$138,270	$139,050	$—	$139,050

The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	September 30, 2010			December 31, 2009			September 30, 2009
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains
Available-for-Sale Investments:
Government obligations	$90,374	$90,348	$26	$81,591	$81,634	($43)	$78,291	$78,231	$60
Government agency obligations	36,165	36,153	12	27,932	27,969	(37)	27,863	27,843	20
Corporate obligations	10,683	10,688	(5)	28,747	28,690	57	32,896	32,812	84

	$137,222	$137,189	$33	$138,270	$138,293	($23)	$139,050	$138,886	$164

We also held a certificate of deposit with a total principal value of $5,261 as of September 30, 2010, $5,137 as of December 31, 2009 and $5,096 as of September 30, 2009. This investment is included in short-term investments on our Condensed Consolidated Balance Sheet.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized gains	$—	$—	$56	$—
Unrealized (losses)	($14)	($84)	$—	($264)

No unrealized gains or losses were reclassified out of our accumulated other comprehensive income (loss) in the three or nine months ended September 30, 2010 and 2009. We recognized investment gains in our Condensed Consolidated Statements of Income of $51 in the three months ended September 30, 2010 and $150 in the nine months ended September 30, 2010.

The following table sets forth the components of investment income included in interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income on investments	$188	$655	$551	$2,766
Realized gains on the sale of investments	51	61	150	61

	$239	$716	$701	$2,827

The following table sets forth the contractual maturities of our debt securities classified as available-for-sale as of September 30, 2010:

Contractual Maturity	Available-for-Sale
Due within five years	$137,222
Due after five years through ten years	—
Due after ten years	—

$137,222

8.	Variable Interests

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheet. The discount will be amortized over the term of the Subordinated Note, which is expected to be approximately 15 years. The face value of the Subordinated Note as of September 30, 2010 was approximately $47,200.

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

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three or nine months ended September 30, 2010 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of September 30, 2010 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three or nine months ended September 30, 2010. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We provided advances of $215 in the three months ended September 30, 2010 and $2,934 in the nine months ended September 30, 2010 to the 2009 Entity under the Revolving Note that we were not contractually required to provide. In the three months ended September 30, 2010, the amount of repayments made by the 2009 Entity to us under the Revolving Note exceeded the amount of our advances to the 2009 Entity under the Revolving Note by $2,100. We provided advances of $2,106 in the three months ended September 30, 2009 and $16,106 in the nine months ended September 30, 2009 to the 2009 Entity under the Revolving Note that we were not contractually required to provide. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program. We made the advances instead of retaining the funds and providing internal student financing, which is non-interest bearing. We do not intend to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of September 30, 2010 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three or nine months ended September 30, 2010. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of September 30, 2010 was $15,306 and is included in Other assets on our Condensed Consolidated Balance Sheet.

9.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share”. This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	32,777	37,324	33,954	37,950
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	234	439	382	462

Outstanding shares for diluted earnings per share calculation	33,011	37,763	34,336	38,412

A total of 1,000,832 shares at September 30, 2010 and 272,400 shares at September 30, 2009 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension cost of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest cost	$846	$779	$2,286	$2,327
Expected return on assets	(1,081)	(956)	(3,301)	(2,864)
Recognized net actuarial loss	684	641	1,438	1,773
Amortization of prior service cost	7	7	21	21

Net periodic pension cost	$456	$471	$444	$1,257

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension cost.

We made no contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or nine months ended September 30, 2010. We made no contributions to the ESI Pension Plan in the three or nine months ended September 30, 2009. We made no contributions to the ESI Excess Pension Plan in the three months ended September 30, 2009, but we contributed $528 in the nine months ended September 30, 2009. We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2010.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2010, the total face amount of those surety bonds was approximately $25,634.

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

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV of the Higher Education Act of 1965, as amended (the “Title IV Programs”). We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust.

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

We entered into the 2009 RSA in connection with the 2009 Loan Program. Under the 2009 RSA, we have guaranteed the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity is expected to purchase under the 2009 Loan Program is approximately $141,000. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2010, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2010. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of September 30, 2010.

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

As of September 30, 2010, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA, and our recorded liability for the guarantee obligations related to those arrangements was not material.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

The financial information discussed in this management’s discussion and analysis of financial condition and results of operations related to the three and nine months ended September 30, 2009 are as adjusted to reflect the effect of our change in accounting principle for Direct Marketing Costs. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC for a more detailed discussion of our change in accounting principle for Direct Marketing Costs.

In this management’s discussion and analysis of financial condition and results of operations, when we discuss factors that contributed to a change in our financial condition or results of operations, we disclose the primary factors that materially contributed to that change.

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of September 30, 2010, we were offering master, bachelor and associate degree programs to approximately 88,000 students. As of September 30, 2010, we had 130 locations (including 126 campuses and four learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the third quarter of 2010, we began operations at one new ITT Technical Institute campus. We plan to begin operations at three to five additional locations during the remainder of 2010. Our overall expansion plans include:

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	33.6%	34.4%	33.9%	34.8%
Student services and administrative expenses	28.6%	29.9%	28.0%	29.7%

Operating income	37.8%	35.7%	38.0%	35.5%
Interest income, net	0.0%	0.2%	0.0%	0.2%

Income before provision for income taxes	37.8%	35.9%	38.1%	35.7%

The following table sets forth our total student enrollment as of the dates indicated:

	2010		2009
Total Student Enrollment as of:	Total Student Enrollment	Increase Over Prior Year	Total Student Enrollment(1)	Increase Over Prior Year(1)
March 31	84,555	28.9%	65,620	21.1%
June 30	84,695	21.2%	69,889	27.6%
September 30	88,004	11.1%	79,208	28.7%
December 31	Not applicable	Not applicable	80,766	30.3%

(1)	Students enrolled at Daniel Webster College have been included beginning with the June 30, 2009 period.

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2010		2009
New Student Enrollment in the Three Months Ended:	New Student Enrollment	Increase Over Prior Year	New Student Enrollment(1)	Increase Over Prior Year(1)
March 31	23,064	21.8%	18,935	36.8%
June 30	21,673	10.1%	19,692	33.5%
September 30	26,664	(3.9%)	27,738	27.2%
December 31	Not applicable	Not applicable	19,563	31.2%

Total for the year	Not applicable	Not applicable	85,928	31.6%

(1)	New students enrolled at Daniel Webster College have been included beginning with the September 30, 2009 period.

We believe that economic downturns in the United States, in particular those that result in higher unemployment rates among unskilled workers, have historically been associated with increased student enrollment at postsecondary educational institutions. Based on this, we believe that the recent economic recession in the United States which has given rise to higher unemployment among unskilled workers in 2009 and 2010 contributed to the year-over-year increases in our new and total student enrollment in prior fiscal quarters. These increases had a material favorable effect on our results of operations, cash flows and financial condition. There are a number of other factors, however, that affect student enrollment and could negatively impact this trend.

Our new student enrollment in the three months ended September 30, 2010 was the second largest quarterly new student enrollment in our history, but it decreased 3.9% compared to the same 2009 period, primarily due to, in order of significance:

•	the year-over-year comparison to the largest quarterly new student enrollment in our history that occurred in the three months ended September 30, 2009; and

•

a decrease in the rate at which inquiries from prospective students resulted in new student enrollments in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily as a result of increasing our expenditures on lower cost advertising media.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of (1):
Year	March 31	June 30	September 30	December 31
2008	76.1%	73.9%	72.5%	76.5%
2009	75.3%	75.3%	73.6%	77.3%
2010	76.1%	74.5%	72.4%	Not applicable

(1)	Students enrolled at Daniel Webster College have been included beginning with the rate as of September 30, 2009. The impact of our students’ persistence as a result of the inclusion of Daniel Webster College students in the calculation was not material.

The decrease in student persistence as of September 30, 2010 and June 30, 2010 compared to the corresponding prior year dates was primarily due to, in order of significance:

•	a higher number of students who graduated at the end of the academic periods that began in June 2010 and March 2010 compared to the end of the same academic periods in 2009; and

•	a slight decrease in student retention in the academic periods that began in June 2010 and March 2010 compared to the same academic periods in 2009.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009. Revenue increased $61.0 million, or 17.9%, to $400.6 million in the three months ended September 30, 2010 compared to $339.6 million in the three months ended September 30, 2009. The primary factors that contributed to this increase included, in order of significance:

•	a 21.2% increase in total student enrollment at June 30, 2010 compared to June 30, 2009; and

•	a 5.0% increase in tuition rates implemented in March 2010.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in operation prior to 2009;

•	new programs of study offered at our campuses; and

•	operating new campuses.

The increase in revenue was partially offset by:

•	an increase in the amount of institutional scholarships and other awards that we granted to our students in 2010; and

•	the impact of the Subordinated Note on the accounting for revenue earned under the PEAKS Program.

Cost of educational services increased $17.8 million, or 15.2%, to $134.5 million in the three months ended September 30, 2010 compared to $116.7 million in the three months ended September 30, 2009. The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and

•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by greater leverage of our fixed costs in the operation of our campuses.

Cost of educational services as a percentage of revenue decreased 80 basis points to 33.6% in the three months ended September 30, 2010 compared to 34.4% in the three months ended September 30, 2009. The primary factor that contributed to this decrease was greater leverage of our fixed costs in the operation of our campuses. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $13.3 million, or 13.1%, to $114.7 million in the three months ended September 30, 2010 compared to $101.4 million in the three months ended September 30, 2009. The principal causes of this increase included, in order of significance:

•	an increase in media advertising expenditures; and

•	an increase in compensation and benefit costs associated with a greater number of employees.

Student services and administrative expenses decreased to 28.6% of revenue in the three months ended September 30, 2010 compared to 29.9% of revenue in the three months ended September 30, 2009. The principal cause of this decrease was a reduction of bad debt expense as a percentage of revenue to 5.5% in the three months ended September 30, 2010, compared to 6.8% in the three months ended September 30, 2009. The primary factor that contributed to the decrease in bad debt expense as a percentage of revenue was that the amount of internal student financing that we provided to our students in the three months ended September 30, 2010 decreased compared to the amount of internal student financing that we provided to our students in the three months ended September 30, 2009, due to the private education loan programs available to our students in 2010. We believe that our bad debt expense as a percentage of revenue will be in the range of 4.0% to 6.0% in 2010, primarily as a result of the amount of internal student financing that we provide to our students increasing at a lower rate than the increase in student enrollment due to the private education loan programs available to our students in 2010.

Operating income increased $29.9 million, or 24.6%, to $151.4 million in the three months ended September 30, 2010 compared to $121.5 million in the three months ended September 30, 2009, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin increased to 37.8% in the three months ended September 30, 2010 compared to 35.7% in the three months ended September 30, 2009, as a result of the impact of the factors discussed above.

Interest income decreased $0.1 million, or 11.5%, to $0.6 million in the three months ended September 30, 2010 compared to $0.7 million in the three months ended September 30, 2009, primarily due to a decrease in investment returns in the overall market which was partially offset by the recognition of interest income from the Subordinated Note. Interest expense increased $0.3 million, or 156.5%, to $0.5 million in the three months ended September 30, 2010 compared to $0.2 million in the three months ended September 30, 2009, due to an increase in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.5% in the three months ended September 30, 2010 compared to 38.9% in the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009. Revenue increased $241.6 million, or 25.6%, to $1,186.4 million in the nine months ended September 30, 2010 compared to $944.8 million in the nine months ended September 30, 2009. The primary factors that contributed to this increase included, in order of significance:

•	a 21.2% increase in total student enrollment at June 30, 2010 compared to June 30, 2009;

•	a 28.9% increase in total student enrollment at March 31, 2010 compared to March 31, 2009;

•	a 5.0% increase in tuition rates in March 2010 and March 2009; and

•	a 30.3% increase in total student enrollment at December 31, 2009 compared to December 31, 2008.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in existence prior to 2009;

•	new programs of study offered at our campuses; and

•	operating new campuses.

The increase in revenue was partially offset by:

•	an increase in the amount of institutional scholarships and other awards that we granted to our students in 2010; and

•	the impact of the Subordinated Note on the accounting for revenue earned under the PEAKS Program.

Cost of educational services increased $74.0 million, or 22.5%, to $402.6 million in the nine months ended September 30, 2010 compared to $328.6 million in the nine months ended September 30, 2009. The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and

•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by greater leverage of our fixed costs in the operation of our campuses.

Cost of educational services as a percentage of revenue decreased 90 basis points to 33.9% in the nine months ended September 30, 2010 from 34.8% in the nine months ended September 30, 2009. The primary factor that contributed to this decrease was greater leverage of our fixed costs in the operation of our campuses. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $52.3 million, or 18.7%, to $332.6 million in the nine months ended September 30, 2010 compared to $280.3 million in the nine months ended September 30, 2009. The principal causes of this increase included, in order of significance:

•	an increase in media advertising expenditures;

•	an increase in compensation and benefit costs associated with a greater number of employees; and

•	an increase in bad debt expense associated with increases in the amount of internal student financing.

Student services and administrative expenses decreased to 28.0% of revenue in the nine months ended September 30, 2010 compared to 29.7% of revenue in the nine months ended September 30, 2009. The primary cause of this decrease was media advertising costs and compensation costs increasing at a lower rate than the increase in revenue. Bad debt expense as a percentage of revenue decreased to 5.7% in the nine months ended September 30, 2010, compared to 5.9% in the nine months ended September 30, 2009. The primary factor that contributed to this decrease was that the amount of internal student financing that we provided to our students in the nine months ended September 30, 2010 increased at a lower rate than the increase in student enrollment during that period, due to the private education loan programs available to our students in 2010.

Operating income increased $115.2 million, or 34.3%, to $451.2 million in the nine months ended September 30, 2010 compared to $335.9 million in the nine months ended September 30, 2009, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin increased to 38.0% in the nine months ended September 30, 2010 compared to 35.5% in the nine months ended September 30, 2009, as a result of the impact of the factors discussed above.

Interest income decreased $1.0 million, or 33.6%, to $1.9 million in the nine months ended September 30, 2010 compared to $2.8 million in the nine months ended September 30, 2009, primarily due to lower average investment balances and a decrease in investment returns in the overall market. Interest expense increased $0.8 million, or 140.1%, to $1.4 million in the nine months ended September 30, 2010 compared to $0.6 million in the nine months ended September 30, 2009, due to an increase in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.7% in the nine months ended September 30, 2010 compared to 38.9% in the nine months ended September 30, 2009.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $120.0 million as of September 30, 2010 compared to $128.8 million as of December 31, 2009 and $131.0 million as of September 30, 2009. We also had short-term investments of $142.5 million as of September 30, 2010 compared to $143.4 million as of December 31, 2009 and $144.1 million as of September 30, 2009. In total, our cash and cash equivalents and short-term investments were $262.4 million as of September 30, 2010 compared to $272.2 million as of December 31, 2009 and $275.1 million as of September 30, 2009. The $9.8 million decrease in cash and cash equivalents and short-term investments as of September 30, 2010 compared to December 31, 2009 was primarily due to repurchases of our common stock which were offset by cash generated from operations. The $12.7 million decrease in cash and cash equivalents and short-term investments as of September 30, 2010 compared to September 30, 2009 was primarily due to repurchases of our common stock which were offset by cash generated from operations.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $4.4 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of September 30, 2010.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2010. In 2009, we contributed $0.5 million to the ESI Excess Pension Plan and made no contributions to the ESI Pension Plan.

Operations. Cash from operating activities was $116.9 million in the three months ended September 30, 2010 compared to cash from operating activities of $75.0 million in the three months ended September 30, 2009. The $41.9 million increase in operating cash flow was primarily due to higher student enrollments and an increase in funds received from private education loans made to our students by third party lenders. The increase was partially offset by higher income tax payments resulting from higher operating income.

Cash from operating activities increased $205.5 million to $363.2 million in the nine months ended September 30, 2010 compared to $157.7 million in the nine months ended September 30, 2009, primarily due to higher student enrollments and an increase in funds received from private education loans made to our students by third party lenders. The increase was partially offset by higher income tax payments primarily resulting from higher operating income.

Accounts receivable less allowance for doubtful accounts was $85.2 million as of September 30, 2010 compared to $93.8 million as of September 30, 2009. Days sales outstanding was 19.6 days at September 30, 2010 and 25.4 days at September 30, 2009. Our accounts receivable balance and days sales outstanding at September 30, 2010 decreased primarily due to, in order of significance:

•	an increase in the amount of funds received from private education loan programs available to our students in 2010; and

•	an increase in the amount of scholarships and other awards provided to our students in 2010.

The amount of scholarships and other awards provided to our students increased 109.4% to $46.9 million in the nine months ended September 30, 2010 compared to $22.4 million in the nine months ended September 30, 2009. We believe that our days sales outstanding at the end of 2010 will be in the range of 10 to 15 days, primarily as a result of:

•	the expected amount of internal student financing that we provide to our students decreasing due to the private education loan programs available to our students in 2010; and

•	an increased amount of scholarships and other awards available to our students in 2010.

Investing. In the three months ended September 30, 2010, we spent $1.8 million to renovate, expand and construct buildings at seven of our locations, compared to $0.7 million for similar expenditures at nine of our locations in the three months ended September 30, 2009. In the nine months ended September 30, 2010, we spent $4.4 million to renovate, expand or construct buildings at 17 of our locations compared to $2.5 million for similar expenditures at 15 of our locations in the nine months ended September 30, 2009.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$8.1 million in the three months ended September 30, 2010 compared to $3.9 million in the three months ended September 30, 2009; and

•	$20.6 million in the nine months ended September 30, 2010 compared to $15.9 million in the nine months ended September 30, 2009.

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

The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Credit Agreement, and that the representations and warranties contained in the Credit Agreement and related loan documents continue to be true and correct. Under the Credit Agreement, we are also required to maintain:

•	a certain maximum leverage ratio at the end of each of our fiscal quarters;

•	a quarterly minimum ratio of cash and investments to indebtedness; and

•	a minimum ED financial responsibility composite ratio as of the end of each fiscal year.

The Credit Agreement was amended as of August 10, 2010 to change the point of measurement of the minimum ratio of cash and investments to indebtedness financial covenant from monthly to quarterly. We were in compliance with the applicable ratio requirements as of September 30, 2010.

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate as defined under the Credit Agreement. We pay a facility fee equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused). As of September 30, 2010, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.79% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of September 30, 2010.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Number of shares	1,775,000	827,842	3,727,500	1,977,875
Total cost	$114,891	$84,492	$314,950	$208,828
Average price per share	$64.73	$102.06	$84.49	$105.58

Approximately 1.8 million shares remained available for repurchase under the Repurchase Program as of September 30, 2010. In October 2010, our Board of Directors authorized us to repurchase an additional 5.0 million shares of our common stock pursuant to our existing repurchase authorization. We plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$176,579	$40,040	$78,232	$45,952	$12,355
Long-term debt, including scheduled interest payments	$152,615	$1,654	$150,961	$—	$—

Total	$329,194	$41,694	$229,193	$45,952	$12,355

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of September 30, 2010 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and facility fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2010, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2010, the total face amount of those surety bonds was approximately $25.6 million.

On January 20, 2010, we entered into agreements with unrelated parties to establish the PEAKS Program. Under the PEAKS Program, an unaffiliated lender makes private education loans to our eligible students and, subsequently, sells those loans to the PEAKS Trust. The PEAKS Trust has issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020.

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

Under the PEAKS Guarantee, we guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust. The PEAKS Guarantee contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under our guarantee and payment of the Subordinated Note, in each case only to the extent of available funds remaining in the PEAKS Trust.

We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loans programs, including the 2009 Loan Program. Under the PEAKS Program, our students have access to a greater amount of private education loans, which has resulted in a reduction in the amount of internal financing that we provide to our students.

In February 2009, we entered into the 2009 Loan Program. In connection with the 2009 Loan Program, we entered into the 2009 RSA under which we have guaranteed the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity is expected to purchase under the 2009 Loan Program is approximately $141.0 million. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2010, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of September 30, 2010.

In addition, beginning in the second quarter of 2009, we have made advances to the unaffiliated third party that is holding the private education loans made to our students under the 2009 Loan Program. We made the advances, which bear interest, so that the third party could use those funds to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Substantially all of the assets of the third party serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

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

As of September 30, 2010, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA, and our recorded liability for the guarantee obligations related to those arrangements was not material.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three and nine months ended September 30, 2010.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties we describe in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

In the fall of 2009, the ED initiated the process of negotiated rulemaking to make changes to certain provisions of the ED regulations governing the Title IV Programs. The negotiated rulemaking focused on 14 program integrity issues. On June 18 and 26, 2010, the ED issued Notices of Proposed Rulemaking (“NPRM”) which addressed all 14 program integrity issues. The public comment periods related to both NPRMs have expired. The ED has stated that it intends to issue final rules related to the June 18, 2010 NPRM by November 1, 2010 that would take effect beginning July 1, 2011, and the July 26, 2010 NPRM in early 2011 that would take effect beginning July 1, 2012.

As proposed, these NPRMs could materially and adversely affect our business. Among the most significant of the proposed rules for our business are:

•

the elimination of 12 safe harbors that set forth certain types of activities and payment arrangements that an institution may carry out without violating the rules that prohibit payment of incentive compensation to employees or third parties involved in student recruiting, admissions or financial aid activities;

•	establishing a definition of “gainful employment” for purposes of determining which programs of study are eligible under the Title IV Programs; and

•

significantly broadening institutional liability for “substantial misrepresentation” that would, among other things, subject institutions to sanctions for statements containing inadvertent errors and made to non-students, including any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs.

We believe that the proposed changes related to incentive compensation, including the elimination of the 12 safe harbors, will increase the uncertainty about what types of compensation are prohibited and which employees are covered by the regulation, and may require us and other schools to change our compensation practices for recruitment and financial aid personnel and other employees (including our executives), as well as for certain third parties who perform Internet-based marketing activities for us. This could adversely affect our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. It could also impair our ability to sustain and grow our business, which could have an adverse effect on our results of operations and future growth.

There are many open questions and interpretive issues with respect to the proposed regulations related to gainful employment, including questions as to the availability of, and the ability of institutions to obtain and verify, the information needed to calculate the applicable metrics. Due to the unavailability of data, we cannot predict with any certainty which or how many of our programs of study would be restricted or ineligible under the Title IV Programs. In addition, the continuing eligibility of our programs of study under the Title IV Programs would be at risk due to factors beyond our control, such as:

•	changes in the income level of persons employed in specific occupations or sectors;

•	increases in interest rates;

•	changes in student mix to persons requiring higher amounts of student loans to complete their programs;

•	changes in student loan delinquency rates;

•	changes in the economy; and

•	other factors.

If a particular program ceased to be eligible under the Title IV Programs, in most cases it would not be practical to continue offering that program of study. The gainful employment regulations as proposed could result in significant changes to the types of programs of study that we offer, in order to comply with the rules or to avoid the uncertainty associated with such compliance. The proposed gainful employment regulations could also put downward pressure on tuition prices, so that students do not incur debt that exceeds the levels required for a program to remain fully eligible under the Title IV Programs, which could increase the percentage of our revenue that is derived from Title IV Programs and, therefore, adversely impact our compliance with the 90/10 Rule. We may also have to limit enrollment in certain programs of study and/or substantially increase our efforts to promote student loan repayment, which could have a material adverse effect on our financial condition and results of operations. In addition, we may be required to warn consumers and current students about high debt levels related to certain of our programs of study and provide the most recent debt information for those programs. Any or all of these factors could reduce our enrollment, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price.

We cannot predict the form of any final rules regarding the program integrity issues that may be adopted by the ED, or predict with certainty the impact of any new regulations on our operations. Compliance with these rules, as proposed by the ED in the NPRMs, could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. Senate Health, Education, Labor and Pensions (“HELP”) Committee recently commenced an examination of the for-profit postsecondary education industry that could result in legislation or further U.S. Department of Education rulemaking restricting Title IV Program participation by for-profit colleges in a manner that materially and adversely affects our business.

On June 24, 2010, the HELP Committee released a report regarding various aspects of for-profit higher education and held the first in a series of hearings to examine the for-profit postsecondary education sector. On August 4, 2010, the HELP Committee held a second hearing, during which it examined student recruitment practices at for-profit colleges. At this hearing, the Government Accountability Office (“GAO”) presented a report detailing the results of its investigation into recruiting and marketing practices in the for-profit education industry, which found fraudulent, deceptive or otherwise questionable practices in connection with student recruitment activities. In connection with the August 4, 2010 hearing, the HELP Committee requested information from the 30 largest for-profit providers of postsecondary education in the U.S., including us. The HELP Committee’s request seeks information and documents to more accurately understand our participation in the Title IV Programs, as well as data on most aspects of the student experience. We are complying with the HELP Committee’s request and providing information and documents in response to that request. On September 30, 2010, the Chairman of the HELP Committee released a report based on the Democratic staff’s analysis of information provided by 16 of the for-profit providers that received the Committee’s request. Also on September 30, 2010, the HELP Committee held a third hearing, which examined the federal investment in for-profit colleges and student success. The Chairman of the HELP Committee indicated that a fourth hearing was likely to occur and that he would likely introduce legislation that, if passed into law, could result in additional restrictions on our operations.

We cannot predict the extent to which, or whether, the HELP Committee’s hearings, review of information and/or reports will result in laws, regulations or administrative actions affecting our participation in the Title IV Programs or other aspects of our business. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in the Title IV Programs, our enrollments, results of operations and financial condition could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 through July 31, 2010	245,125	(2)	$80.82	245,000	3,296,725
August 1, 2010 through August 31, 2010	1,530,009	(3)	62.15	1,530,000	1,766,725
September 1, 2010 through September 30, 2010	55	(4)	58.55	—	1,766,725

Total	1,775,189	(5)	$64.73	1,775,000

(1)	The shares that remained available for repurchase under the Repurchase Program were 1,766,725 as of September 30, 2010. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010

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

(2)	Includes 125 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.
(3)	Includes nine shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.
(4)	These shares of our common stock were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.
(5)	Includes 189 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.

Item 6.	Exhibits.

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

Date: October 22, 2010

	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 19, 2009)

10.37	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 10, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.

10.38	Third Amendment of ESI Pension Plan

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text