Form 10-K
period 2010-12-31
ITT EDUCATIONAL SERVICES INC
filed 2011-02-18
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

    Yes  ☐    No  ☒

$2,781,434,585

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2010 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

30,044,841

Number of shares of Common Stock, $.01 par value, outstanding at January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2011	PART III

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2010

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

•	our ability to implement our growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	loss of access by our students to lenders for student loans;

•	our ability to collect internal student financing from our students;

•	our exposure under our guarantees related to private education loan programs; and

•	our ability to successfully defend litigation and other claims brought against us.

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

Overview

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2010, we were offering master, bachelor and associate degree programs to approximately 84,000 students. As of December 31, 2010, we had 134 locations (including 130 campuses and four learning sites) in 38 states. In addition, we offered one or more of our online programs to students who are located in 48 states and the District of Columbia. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In 2010, we began operations at nine new ITT Technical Institute campuses. In 2011, we plan to begin operations at eight to ten new ITT Technical Institute and/or Daniel Webster College (“DWC”) campuses. In 2010, we continued our efforts to diversify our program offerings by developing programs at different levels in technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online.

Business Strategy

Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to increase revenue and operating efficiencies by:

•	increasing student enrollment at existing campuses;

•	increasing the number and types of program offerings that are delivered in residence and/or online;

•	operating new campuses across the United States; and

•	adding learning sites to existing campuses.

The principal elements of this strategy include the following:

Enhance Results at the Campus Level.

Increase Enrollments at Existing Campuses. We intend to increase recruiting efforts that are primarily aimed at enrolling more working adults at our existing campuses, and make our programs more convenient for students.

Increase the Number of Programs Offered at Existing Campuses. We intend to continue increasing the number of programs that we offer in residence at our existing campuses. Our objective is to offer multiple programs in residence at each campus. We believe that increasing the number of programs offered in residence at existing campuses will attract more students to those campuses. In 2010, we added a total of 308 programs among 87 campuses, and in 2011 we intend to add more of our current programs among our campuses. We also intend to expand the number of programs that we offer through distance education over the Internet.

Develop Additional Programs. In 2010, we continued our efforts to diversify our program offerings by developing new programs in both technology and non-technology fields of study that are delivered entirely in residence, entirely online or partially in residence and partially online. In 2011, we plan to continue developing additional programs in technology and non-technology fields of study that are delivered entirely in residence, entirely online or partially in residence and partially online. The new programs are expected to involve a variety of disciplines and be at the associate, bachelor and master degree levels. We believe that offering new programs can attract a broader base of students, motivate current students to extend their studies and help us improve the utilization of our facilities.

Offer Different Levels of Programs. In 2010, we increased the number of our campuses that offer bachelor degree programs from 102 to 119. In 2011, we intend to increase further the number of our campuses that offer bachelor degree programs. We believe that offering bachelor degree programs can attract a broader base of students and encourage students enrolled in associate degree programs to extend their studies upon graduation.

Improve Student Outcomes. We strive to improve the graduation and graduate employment rates of our students by providing academic and career services and dedicating administrative resources to these services.

Geographically Expand Our Campuses and Learning Sites. We plan to add new campuses and learning sites of existing campuses at locations throughout the United States. Using our proprietary methodology, we determine locations for new campuses and learning sites based on a number of factors, including demographics and population and employment growth. The following table sets forth the number of new campuses that began operations in the years indicated:

	2010	2009	2008
New campuses	9	10	8
Converted learning sites to campuses	0	5	0

	9	15	8

We did not begin operations at any learning sites in 2010, 2009 or 2008. We plan to begin operations at eight to ten new campuses in 2011.

Optimize Margins By Leveraging Fixed Costs at Campus and Headquarters Levels. Our efforts to optimize campus capacity and class size have allowed us to increase student enrollment without incurring a proportionate increase in fixed costs at our campuses. In addition, we have realized substantial operating efficiencies by centralizing management functions and implementing operational uniformity among our campuses. We will continue to seek to optimize margins by increasing enrollments and revenue without incurring a proportionate increase in fixed costs, and by reducing our variable costs. In 2011, we believe that our margins will decline primarily due to enrollments increasing at a lower percentage compared to 2010.

Programs of Study

As of December 31, 2010, the ITT Technical Institutes were offering 36 degree programs in various fields of study across the following schools of study:

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

The learning objectives of most courses in each program of study are substantially the same among the vast majority of our campuses to provide greater uniformity and to better enable students to transfer, if necessary, to other campuses offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of the ITT Technical Institutes establishes an advisory committee for each field of study taught at that campus, which is comprised of representatives of local employers and other constituents. These advisory committees assist the ITT Technical Institutes in assessing curricula, equipment and laboratory design, and updating the curricula. In addition to courses directly related to a student’s program of study, our programs also include general education courses in the humanities, composition, mathematics, the sciences and the social sciences.

Tuition for a student entering an undergraduate residence program at an ITT Technical Institute in December 2010 for 36 quarter credit hours (the minimum course load for a full-time student for an academic year consisting of three academic quarters) was $17,748 for all ITT Technical Institute undergraduate residence programs, except as adjusted in one state to reflect applicable taxes and fees. Tuition for a student entering an undergraduate residence program at DWC in September 2010 for 24 semester credit hours (the minimum course load for a full-time student for an academic year consisting of two academic semesters) was $11,160 for all DWC undergraduate residence programs. The tuition amounts discussed above do not reflect institutional scholarships and grants which reduce the amount of tuition that students pay to attend our institutions. While we have typically adjusted the tuition for our programs of study at least annually, we do not intend to adjust the tuition in 2011. The majority of students attending residence programs at our campuses lived in that campus’ metropolitan area prior to enrollment. The only student housing that we provide is at the Nashua, New Hampshire campus of DWC.

Student Recruitment

We strive to attract students with the motivation and ability to complete the career-oriented educational programs offered by our campuses. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our campuses and the programs they offer. These activities include television, Internet and other media advertising, direct mailings and high school presentations. We employ approximately 2,000 full- and part-time recruiting representatives to assist in local recruiting efforts.

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

Student Admission and Retention

We require all applicants for admission to any of our campus’ programs of study to have a high school diploma or a recognized equivalent. Depending on the program of study and the campus, applicants may also be required to:

•	pass an admission examination;

•	possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution;

•	complete the Scholastic Assessment Test or American College Testing examination; and

•	tour the campus.

The following table sets forth our student demographics as of the dates indicated:

	Approximate Percent of Student Census
Student Demographics	December 31, 2010	December 31, 2009
Age
19 or less	6%	8%
20 through 24	31%	34%
25 through 30	29%	28%
31 or over	34%	30%
Gender
Male	73%	75%
Female	27%	25%
Race
Caucasian	51%	49%
Other (1)	49%	51%

(1)	Based on applicable federal classifications.

The faculty and staff at each of our campuses strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the students, they also have a negative regulatory and financial effect on the campus. To minimize student withdrawals, each of our campuses devotes staff resources to assist and advise students regarding academic and financial matters. We encourage academic advising and tutoring in the case of students experiencing academic difficulties. We also offer assistance and advice to students in our residence programs who are looking for part-time employment and housing.

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our campuses to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 73% of the Employable Graduates (as defined below) from programs of study at the ITT Technical Institutes during 2009 either obtained employment by April 30, 2010, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. “Employable Graduates” are defined in accordance with the graduate employment metrics that we are required to report by one of the accrediting commissions that accredits our institutions and include all of the graduates from the ITT Technical Institutes, except for those graduates who:

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

Based on information from graduates and employers who responded to our inquiries, the reported annualized salaries initially following graduation averaged approximately $31,600 for the Employable Graduates of programs of study at the ITT Technical Institutes who graduated in 2009 and obtained employment by April 30, 2010, or were already employed, in positions that required the direct or indirect use of skills taught in their programs of study. The average annual salary initially following graduation for our Employable Graduates may vary significantly among the ITT Technical Institutes depending on local employment conditions and each Employable Graduate’s particular program of study, background, prior work experience and willingness to relocate. Initial employers of Employable Graduates from programs of study at the ITT Technical Institutes include small, medium and large companies and governmental agencies.

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

Administration and Employees

Each of our campuses is managed by a person who has overall responsibility for the operation of the campus. The administrative staff of each campus also includes managers in the major functional areas of that campus, including recruitment, finance, registration, academics and career services. As of December 31, 2010, we had approximately 6,300 full-time and 4,800 part-time employees. None of our employees are represented by labor unions.

Our headquarters provides centralized services to all of our campuses in the following areas:

• accounting	• legal

• marketing • public relations	• regulatory • legislative affairs

• curricula development • management information systems	• real estate • human resources

• purchasing	• compliance/internal audit

In addition, national managers of each of the following major campus functions reside at our headquarters and develop policies and procedures to guide these functions at our ITT Technical Institute campuses:

• recruiting	• career services

• financial aid • academic affairs	• learning resources • registration

Managers located at our headquarters monitor the operating results of each of our campuses and regularly conduct on-site reviews.

Competition

The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our campuses compete for students with associate, bachelor and graduate degree-granting institutions, which include public and nonprofit private colleges and proprietary institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on:

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

Certain public and private colleges may offer programs similar to those offered by our campuses at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions, tax-exempt status or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those offered by our campuses. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do.

Federal and Other Financial Aid Programs

In 2010, approximately 59% of our revenue determined on a cash accounting basis under the “90/10 Rule” calculation was from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher

Education Act of 1965, as amended (the “HEA”). See “Risk Factors—Risks Related to Our Highly Regulated Industry – One or more of our campuses may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high” for a description of the 90/10 Rule. Our campuses’ students also rely on unaffiliated private loan programs, internal student financing offered by us, family contributions, personal savings, employment, state financial aid programs, veterans’ and military benefits, scholarships and other resources to pay their educational expenses. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the William D. Ford Federal Direct Loan (the “FDL”) program, which represented, in aggregate, approximately 30% of our cash receipts in 2010;

•	the Federal Family Education Loan (the “FFEL”) program, which represented, in aggregate, approximately 25% of our cash receipts in 2010; and

•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 20% of our cash receipts in 2010.

Effective July 1, 2010, Title IV Program loans are no longer made under the FFEL program. Eligible students at all of our campuses now receive Title IV Program loans under the FDL program. Other sources of financial aid used by our students to help pay the cost of their education include:

•	unaffiliated private loan programs, which represented, in aggregate, approximately 12% of our cash receipts in 2010;

•	employment, personal savings and family contributions, which represented, in aggregate, approximately 5% of our cash receipts in 2010; and

•	state financial aid programs, veterans’ and military benefits and other resources, which represented, in aggregate, approximately 8% of our cash receipts in 2010.

The two principal unaffiliated private loan programs utilized by our students are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements.” The increased amount of internal student financing and scholarships that we have provided over the past few years has and could continue to negatively impact our cash flows from operations, expose us to greater credit risk, and increase our bad debt expense and days sales outstanding.

Highly Regulated Industry

We are subject to extensive regulation by the U.S. Department of Education (“ED”), the state education and professional licensing authorities (collectively, the “SAs”) and the accrediting commissions that accredit our campuses (the “ACs”). The statutes, regulations and standards applied by the ED, SAs and ACs are periodically revised and the interpretations of existing requirements are periodically modified. We cannot predict with certainty how any of the statutes, regulations and standards applied by the ED, SAs and ACs will be interpreted and implemented.

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

The purposes of these standards are to, among other things:

•	limit institutional dependence on Title IV Program funds;

•	prevent institutions with unacceptable student loan default rates from participating in Title IV Programs; and

•	in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility.

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. In 2010, we consolidated 26 of our 30 institutions into one existing institution. As a result, under the ED’s definition, we had four institutions as of December 31, 2010, comprised of three ITT Technical Institute main campuses and one DWC main campus. All of the remaining ITT Technical Institute campuses and the four learning sites are additional locations of two of the ITT Technical Institute main campuses under the ED’s regulations. As of December 31, 2010, one ITT Technical Institute main campus had 125 additional locations and four learning sites, a second ITT Technical Institute main campus had one additional location and a third ITT Technical Institute main campus had no additional locations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2010, all 130

of our campuses and all four learning sites participated in Title IV Programs.

As of December 31, 2010, we operated one or more campuses in 38 states and our campuses recruited students in the remaining 12 states and the District of Columbia. Each of our campuses must be authorized by the applicable SAs to operate. The state laws and regulations that we must comply with in order to obtain authorization from the SAs are numerous and complex. As of December 31, 2010, each of our campuses had received authorization from one or more SAs. Campuses that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing campuses to the bachelor and/or master degree level requires the approval of the applicable SAs and the ACs. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or obtain authorization to operate in some states. If any one of our campuses lost its state authorization to operate in the state in which it is physically located, the campus would be unable to offer postsecondary education and we would be forced to close the campus. Closing multiple campuses for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. All of the ITT Technical Institutes are accredited by the Accrediting Council for Independent Colleges and Schools (the “ACICS”). DWC is accredited by the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges (the “NEASC”). Both the ACICS and the NEASC are accrediting commissions recognized by the ED. The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution’s success with respect to student achievement.

During 2010, the ACICS evaluated ten of the ITT Technical Institutes for initial grants of accreditation or the renewal of their current grants of accreditation. As of December 31, 2010, of those ten ITT Technical Institutes, the ACICS had granted initial accreditation to seven ITT Technical Institutes and reaccredited three ITT Technical Institutes. None of the ITT Technical Institutes are on probation with the ACICS, but 23 ITT Technical Institutes are subject to an outcomes review with respect to graduate placement and two ITT Technical Institutes are subject to an outcomes review with respect to student retention by the ACICS. Under the ACICS standards, an ITT Technical Institute that is subject to a financial or outcomes review must periodically report its results in those areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study or establish an additional location. We do not believe that these limitations will have a material adverse effect on our expansion plans.

DWC has been subject to a notice of concern from the NEASC with respect to DWC’s financial condition since before we acquired DWC in 2009. During 2009 and 2010, the NEASC evaluated DWC in connection with its financial condition and its change of ownership and control resulting from our acquisition of the college, but NEASC did not remove the notice of concern.

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

Each of the campuses and learning sites that we added from 2008 through 2010 constitutes an additional location under the ED’s regulations, except for the DWC campus, which constitutes a main campus under the ED’s regulations. The HEA requires a proprietary institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location and receives all of the necessary SA and AC approvals for that location, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless the institution will offer at least 50% of an entire educational program at that location and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

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

The accreditation standards of our ACs generally permit an institution’s main campus to establish additional campuses. Our campuses that are treated as additional locations of the main campus under the ED’s regulations and the ACICS accreditation standards are treated as branch campuses under the accreditation standards of the NEASC. Our learning sites are classified as additional locations of the main campus under the ED’s regulations and the ACICS accreditation standards, and as instructional locations of the main or branch campus under the NEASC accreditation standards.

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

The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. Prior to July 1, 2011, a proprietary institution that is eligible to participate in Title IV Programs may generally add a new educational program without the ED’s approval, if that new program: (a) leads to an associate level or higher degree and the institution already offers programs at that level; or (b) prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements. Otherwise, the proprietary institution must obtain the ED’s approval before it may disburse Title IV Program funds to students enrolled in the new program. If an institution erroneously determines that a new educational program is eligible for Title IV Program funding, the institution would likely be liable for repayment of the Title IV Program funds provided to students in that educational program. Based on our understanding of how the ED’s current regulations in this area will be applied, we do not believe that these limitations will have a material adverse effect on our expansion plans.

Beginning July 1, 2011, a proprietary institution must notify the ED at least 90 days in advance of starting classes in any new program of study. The notice must include, among other things, information with regard to:

•	how the institution determined that a need for the program existed;

•	how the program was designed to meet local market needs for programs delivered in residence, or regional or national market needs for programs delivered by distance education over the Internet;

•	any wage analysis that the institution performed;

•

how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates;

•	the inclusion of the program in the institution’s accreditation;

•	the date that the institution plans to start classes in the program; and

•	how the program would be offered in connection with, or in response to, any applicable initiative by a governmental entity.

The ED will review the notice submitted by the proprietary institution and advise the institution whether the new program of study must be approved by the ED. We do not know how the ED will apply its regulations in this area beginning in July 2011. If we are required to obtain approval from the ED for any new programs of study and are unable to obtain the ED’s approval in a timely manner, our ability to offer the new program of study would be impaired, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current ED certifications of our institutions expire on: June 30, 2014 for one ITT Technical Institute main campus and its 129 additional locations (including four learning sites); June 30, 2015 for a second ITT Technical Institute main campus and its one additional location; June 30, 2015 for a third ITT Technical Institute main campus; and June 30, 2012 for DWC.

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

DWC’s provisional certification expires on June 30, 2012.

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

See “Risk Factors – Risks Related to Our Highly Regulated Industry” for a discussion of particular risks associated with our highly regulated industry.

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2010, excluding certain of its exhibits;

•	our Corporate Governance Guidelines;

•	the charter for each of the Academic, Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and

•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 1A.	Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2011 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

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

The following are some of the specific risk factors related to our highly regulated industry:

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in 2008. The 2008 reauthorization of the HEA, called the Higher Education Opportunity Act (“HEOA”), made significant changes to the requirements governing Title IV Programs, including changes that, among other things:

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

Some of the changes to the requirements governing the Title IV Programs have and will increase our administrative burden, but we do not believe that the increased burden will have a material adverse effect on our operations. Many of the provisions of HEOA were effective upon enactment, even though, for the most part, the ED’s final regulations related to those provisions did not become effective until July 1, 2010. If our efforts to comply with the provisions of HEOA are inconsistent with how the ED interprets the HEOA or implements its final regulations under the HEOA, or with other regulations, we may be found to be in noncompliance with those provisions and the ED could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to participate in Title IV Programs.

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

Recent and pending rulemaking by the ED could result in regulatory changes that materially and adversely affect our business. In the fall of 2009, the ED initiated the process of negotiated rulemaking to make changes to certain provisions of the ED regulations governing Title IV Programs. The negotiated rulemaking focused on 14 program integrity issues. On June 18 and July 26, 2010, the ED issued Notices of Proposed Rulemaking (“NPRM”) which addressed all 14 program integrity issues. On October 29, 2010, the ED issued final rules related to the June 18, 2010 NPRM and to the portion of the July 26, 2010 NPRM that established a notification and approval process for additional programs of study. Those final rules become effective, with minor exceptions, on July 1, 2011. The ED has stated that it intends to issue final rules in early 2011 with respect to the remaining proposed rules in the July 26, 2010 NPRM, which would become effective on July 1, 2012.

The final rules issued on October 29, 2010 could materially and adversely affect our business. Among the most significant of the final rules for our business are:

•

the elimination of 12 safe harbors that set forth certain types of activities and payment arrangements (the “Safe Harbors”) that an institution may carry out without violating the rules that prohibit payment of any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds (the “Incentive Compensation Prohibition”);

•	notifying the ED of, and possibly obtaining the ED’s approval to offer, additional programs of study that lead to gainful employment;

•	determining when a program of study is required to measure student progress in clock hours;

•	the specifications of what constitutes acceptable authorization by a state for institutions to offer postsecondary programs of study in that state; and

•

significantly broadening institutional liability to the ED for “substantial misrepresentation” that would, among other things, subject institutions to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs.

There are many open questions and interpretive issues with respect to the final rules scheduled to become effective on July 1, 2011. We believe that the changes related to the Incentive Compensation Prohibition, including the elimination of the Safe Harbors:

•	increase the uncertainty about what types of compensation are prohibited and which employees are covered by the prohibition;

•	will require us to change our compensation practices for most, if not all, of our employees (including our executives); and

•	may subject us to qui tam lawsuits for alleged violations of the False Claims Act, 31 U.S.C. § 3729 et seq. (“False Claims Act”).

These changes adversely affect our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. The changes could also impair our ability to sustain and grow our business, which could have a material adverse effect on our results of operations and future growth.

The final rules related to notifying the ED, and possibly obtaining the ED’s approval to offer, additional programs of study require a proprietary institution to notify the ED at least 90 days in advance of starting classes in any new program of study. The notice must include, among other things, information with regard to:

•	how the institution determined that a need for the program existed;

•	how the program was designed to meet local market needs for programs delivered in residence, or regional or national market needs for programs delivered by distance education over the Internet;

•	any wage analysis that the institution performed;

•

how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates;

•	the inclusion of the program in the institution’s accreditation;

•	the date that the institution plans to start classes in the program; and

•	how the program would be offered in connection with, or in response to, any applicable initiative by a governmental entity.

The ED will review the notice submitted by the proprietary institution and advise the institution whether the new program of study must be approved by the ED. We do not know how the ED will apply its rules with respect to additional programs. If we are required to obtain approval from the ED for any new programs of study and are unable to obtain the ED’s approval in a timely manner, our ability to offer the new program of study would be impaired, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

The final rules related to determining when a program of study is required to measure student progress in clock hours, as opposed to credit hours, are unclear. Students attending credit hour programs of study that are required to be measured in clock hours will likely receive less funds from Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Under the ED’s final rules regarding state authorization, institutions that participate in Title IV Programs must be authorized by name to offer postsecondary education by each state where the institution has a physical presence. If an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer postsecondary distance education to students in that state. A state must also have a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws. The ED will determine whether a state’s institutional authorization and complaint process satisfies the ED’s regulations. If a state is unable to establish an institutional authorization or complaint review process that satisfies the ED’s regulations by July 1, 2011, the state may request a one-year extension of the effective date of those regulations. We cannot predict the extent to which the ED will determine that the institutional authorization or complaint review process of any state satisfies the ED’s regulations. If any of our campuses lost its eligibility to participate in Title IV Programs because a state’s institutional authorization and complaint process does not satisfy the ED’s regulations, and we could not arrange for alternative financing sources for the students attending that campus, we would probably have to close that campus. Closing multiple campuses could have a material adverse effect on our financial condition, results of operations and cash flows.

As of December 31, 2010, we believe that all but nine of our campuses were physically located in states that satisfied the ED’s final rules regarding state authorization. We believe that:

•	two of those nine campuses were located in two states that had not authorized the campuses by name to offer postsecondary education in that state; and

•	the other seven of those nine campuses were located in three states that did not have a process to review and act on complaints concerning the campus.

As of December 31, 2010, we also believe that each of our institutions that was offering programs of study through distance education to students in states in which the institution was not physically located satisfied any requirements of those states for the institution to offer postsecondary education to students located in that state, except for possibly three states. We believe that we can satisfy any requirements of these three states on or before July 1, 2011 when the ED’s final rules become effective.

The remaining proposed regulations under the July 26, 2010 NPRM would establish a definition of “gainful employment” for purposes of determining which programs of study are eligible under Title IV Programs. There are many open questions and interpretive issues related to these proposed regulations, including questions as to the availability of, and the ability of institutions to obtain and verify, the information needed to calculate the applicable metrics. Due to the unavailability of data, we cannot predict with any certainty which or how many of our programs of study would be restricted or ineligible under Title IV Programs, if the final gainful employment regulations are substantially the same as the proposed regulations. In addition, the continuing eligibility of our programs of study under Title IV Programs would be at risk under the gainful employment metrics contained in the ED’s proposed regulations due to factors beyond our control, such as:

•	changes in the income level of persons employed in specific occupations or sectors;

•	increases in interest rates;

•	changes in student mix to persons requiring higher amounts of student loans to complete their programs;

•	changes in student loan delinquency rates;

•	personal employment decisions made by our students; and

•	other factors.

If a particular program ceased to be eligible under Title IV Programs, in most cases it would not be practical to continue offering that program of study. The gainful employment regulations as proposed would likely result in significant changes to the programs of study that we offer, in order to comply with the rules or to avoid the uncertainty associated with such compliance. The proposed gainful employment regulations could also put downward pressure on tuition prices, so that students do not incur debt that exceeds the levels required for a program to remain fully eligible under Title IV Programs. This could, in turn, increase the percentage of our revenue that is derived from Title IV Programs and, therefore, adversely impact our compliance with the 90/10 Rule. We may also have to limit enrollment in certain programs of study and/or substantially increase our efforts to promote student loan repayment, which could have a material adverse effect on our financial condition and results of operations. In addition, we may be required to warn consumers and current students about high debt levels related to certain of our programs of study and provide the most recent debt information for those programs. Any or all of these factors could reduce our enrollment, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price.

We cannot predict with certainty the impact that the ED’s new or proposed regulations will have on our operations. Compliance with these regulations could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. Senate Health, Education, Labor and Pensions (“HELP”) Committee is examining the proprietary postsecondary education industry, and the results of that examination could result in legislation or further rulemaking by the ED that restricts Title IV Program participation by proprietary colleges in a manner that materially and adversely affects our business. On June 24, 2010, the HELP Committee released a report regarding various aspects of proprietary higher education and held the first in a series of hearings to examine the proprietary postsecondary education sector. On August 4, 2010, the HELP Committee held a second hearing, during which it examined student recruitment practices at proprietary colleges. At this hearing, the Government Accountability Office (“GAO”) presented a report detailing the results of its investigation into recruiting and marketing practices in the proprietary education industry, which found that certain schools named in the report had engaged in fraudulent, deceptive or otherwise questionable practices in connection with student recruitment activities. None of our schools were named in the GAO’s report. In connection with the August 4, 2010 hearing, the HELP Committee requested information from the 30 largest proprietary providers of postsecondary education in the U.S., including us. The HELP Committee’s request sought information and documents to more accurately understand our participation in Title IV Programs, as well as data on most aspects of the student experience. We complied with the HELP Committee’s request and provided information and documents in response to that request. On each of September 30 and December 8, 2010, the Chairman of the HELP Committee released a report based on the Democratic staff’s analysis of information provided by 16 of the proprietary education providers that received the Committee’s request. Also on September 30, 2010, the HELP Committee held a third hearing, which examined the federal investment in proprietary colleges and student success. The Chairman of the HELP Committee indicated that a fourth hearing was likely to occur and that he would likely introduce legislation that, if passed into law, could result in additional restrictions on our operations.

We cannot predict the extent to which, or whether, the HELP Committee’s hearings, review of information and/or reports will result in laws, regulations or administrative actions affecting our participation in Title IV Programs or other aspects of our business. To the extent that any laws or regulations are adopted, or other administrative actions are taken, that limit our participation in Title IV Programs, our enrollments, results of operations and financial condition could be materially and adversely affected.

One or more of our campuses may lose its eligibility to participate in Title IV Programs, if its federal student loan cohort default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the FFEL program and/or participates in the FDL program receives a FFEL/FDL cohort default rate for each federal fiscal year based on defaulted FFEL and FDL program loans. A federal fiscal year is October 1 through September 30. Currently, the ED calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year (“Two-Year CDR”). Beginning with the calculation of institutions’ cohort default rates for the 2009 federal fiscal year, which are expected to be calculated and published by the ED in 2012, the period for which students’ defaults will be included in an institution’s cohort default rate will be extended by one year, so that the formula will be the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the second succeeding federal fiscal year (“Three-Year CDR”). We believe that institutions’ Three-Year CDRs will be substantially higher than the institutions’ Two-Year CDRs, but we are unable to estimate with any degree of certainty the extent of the expected increase in the FFEL/FDL cohort default rates of our institutions for future federal fiscal years when the Three-Year CDRs become effective, or to what extent such increase may affect any of our institutions’ participation in Title IV Programs.

Currently, if an institution’s Two-Year CDR is:

•

25% or greater for three consecutive federal fiscal years, the institution loses eligibility to participate in the FDL and Pell programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years; or

•

greater than 40% for one federal fiscal year, the institution loses eligibility to participate in the FDL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.

None of our institutions had a Two-Year CDR of 25% or greater for any of the three most recent federal fiscal years for which official or preliminary Two-Year CDRs have been issued by the ED.

Beginning with the Three-Year CDRs for federal fiscal year 2009 (which are expected to be published by the ED in 2012), the cohort default rate for three consecutive federal fiscal years that triggers loss of eligibility to participate in FDL and Pell programs increases from 25% to 30%. An institution can appeal its loss of eligibility due to high Three-Year CDRs. During the pendency of any such appeal, the institution remains eligible to participate in the FDL and Pell programs. If an institution continues its participation in the FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campuses were subject to losing their eligibility to participate in the FDL and Pell programs because of our institutions’ Three-Year CDRs, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campuses’ participation in the FDL program during the pendency of those appeals, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The following table sets forth the average of our institutions’ Two-Year CDRs for the federal fiscal years indicated:

Federal Fiscal Year	Two-Year CDR Average
2009 (a)	22.4%
2008 (b)	12.2%
2007	11.5%
2006	9.4%

(a)	The most recent year for which the ED has issued preliminary Two-Year CDRs. In 2010, we consolidated 26 of our 30 institutions, as defined by the ED, into one existing institution. As a result, under the ED’s definition, we had four institutions as of December 31, 2010, comprised of three ITT Technical Institute main campuses and one DWC main campus. All of the remaining ITT Technical Institute campuses and the four learning sites are additional locations of two of the ITT Technical Institute main campuses under the ED’s regulations. As of December 31, 2010, one ITT Technical Institute main campus had 125 additional locations and four learning sites, a second ITT Technical Institute main campus had one additional location and a third ITT Technical Institute main campus had no additional locations.
(b)	The most recent year for which the ED has published official Two-Year CDRs.

We believe that the increase in the preliminary Two-Year CDR average for federal fiscal year 2009 compared to the official Two-Year CDR average for federal fiscal years 2008, 2007 and 2006 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”). The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. The changes in the servicers of the Purchased Loans may have had a negative impact on the servicing of those loans, which could have resulted in a higher Two-Year CDR average with respect to those loans. Our institutions’ preliminary Two-Year CDR average for federal fiscal year 2009 with respect to the FFEL program loans that were not sold by the FFEL program lenders to the ED (the “Retained Loans”) was approximately the same as our institutions’ Two-Year CDR average for federal fiscal year 2008. We believe that this is primarily due to the absence of any disruption in the servicing of the Retained Loans.

The ED may place an institution on provisional certification status, if the institution’s official:

•	Two-Year CDR is 25% or greater in any of the three most recent federal fiscal years; or

•	beginning in 2014, Three-Year CDR is 30% or greater for at least two of the three most recent federal fiscal years.

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

Current and future economic conditions in the United States could also adversely affect our institutions’ Two-Year CDRs and Three-Year CDRs. Increases in interest rates, declines in individuals’ incomes, and job losses for our students and graduates or their parents have contributed to, and could continue to contribute to, higher default rates on student loans.

The servicing and collection efforts of student loan servicers help to control our institutions’ Two-Year CDRs and Three-Year CDRs. We supplement their efforts by attempting to contact students to advise them of their responsibilities and any deferment or forbearance for which they may qualify.

If any of our institutions lost its eligibility to participate in FDL and Pell programs and we could not arrange for alternative financing sources for the students attending the campuses in that institution, we would probably have to close those campuses, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our campus groups’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 1.8 in 2010 and 2.3 in 2009. Our composite score in 2010 was lower than in 2009 primarily due to a lower equity ratio. In 2010, we repurchased approximately 5.7 million shares of our common stock for approximately $434.7 million compared to approximately 3.5 million shares of our common stock for approximately $348.1 million in 2009. Share repurchases have the accounting effect of reducing our shareholders’ equity, which results in a lower equity ratio. Therefore, the higher amount of share repurchases in 2010 contributed to the lower equity ratio in that year compared to 2009.

In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company, or any party related to the institution. Historically, the ED has evaluated the financial condition of our campuses on a consolidated basis based on our financial statements at the parent company level. If the ED determines that an institution does not satisfy the ED’s financial responsibility standards, the institution may establish its financial responsibility on one of several alternative bases, including posting a letter of credit in an amount equal to a specified percentage of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year and, in some cases, agreeing to receive Title IV Program funds under an arrangement other than the ED’s standard advance funding arrangement while being provisionally certified and to be subject to certain additional reporting requirements. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations and cash flows.

One or more of our campuses may have to post a letter of credit or be subject to other sanctions if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For the vast majority of our campuses, a period of enrollment is generally an academic quarter. The institution must calculate and return to the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. As of December 31, 2010, no audit or review had found that any of our institutions violated the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

The standards of most of the SAs and the ACs limit a student’s obligation to an institution for tuition and fees, if a student withdraws from the institution (the “Refund Policies”). The specific standards vary among the SAs. Depending on when during an academic term a student withdraws and the applicable Refund Policies, in many instances the student remains obligated to the campus for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. Qualified students may be able to obtain private education loans that can help replace any Title IV Program funds that are returned if any of those students withdraw, but it is unlikely that many of our affected students would be able to qualify for these types of loans. If these types of loans were unavailable, we could be unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by Title IV Program funds that were returned, which, in the aggregate, could have a material adverse effect on our results of operations and cash flows.

One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high. Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution may be sanctioned if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue in a fiscal year from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, the ED would place that institution on provisional certification status for the institution’s following two fiscal years, unless the institution’s participation in Title IV Programs ends sooner. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. Furthermore, if one of our institutions exceeded the 90% threshold for two consecutive fiscal years and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility.

For our 2010 fiscal year, none of our institutions derived more than approximately 59% of its applicable revenue on a cash accounting basis from Title IV Programs under the 90/10 Rule calculation. Recent changes in federal law that increased Title IV Program grant and loan limits (and any additional increases in the future) may result in an increase in the percentage of revenue that we indirectly derive from Title IV Programs, which could make it more difficult for us to satisfy the 90/10 Rule. Any such effects, however, may be mitigated by other provisions of the HEOA that allow institutions, when calculating their compliance with this revenue test, to include more revenue derived from non-Title IV Programs and, for the period ending in July 2011, to exclude from their revenue derived from Title IV Programs certain additional federal student loan amounts that became available to students starting in July 2008. If we had not excluded those additional federal student loan amounts that became available to students starting in July 2008 from the revenue that our institutions derived from Title IV Programs in our 2010 fiscal year, none of our institutions would have derived more than approximately 70% of its applicable revenue on a cash accounting basis from Title IV Programs under the 90/10 Rule calculation. We believe that the percentage of our institutions’ applicable revenue on a cash accounting basis that is derived from Title IV Programs under the 90/10 Rule calculation will increase in our 2011 and 2012 fiscal years, due primarily to inclusion of those certain additional federal student loan amounts in our institutions’ revenue derived from Title IV Programs under the 90/10 Rule calculation beginning in July 2011.

We regularly monitor compliance with the 90/10 Rule to minimize the risk that any of our institutions would derive more than the maximum allowable percentage of its applicable revenue from Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule, but we cannot assure you that we would be able to do this in a timely manner or at all. If any of our institutions lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the campuses in that campus group, we would probably have to close those campuses, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. In addition, an institution is currently deemed by the ED to lack administrative capability if its Two-Year CDR equals or exceeds 25% for any of the three most recent federal fiscal years for which such rates have been published. On and after 2014, an institution is deemed by the ED to lack administrative capability if its Three-Year CDR equals or exceeds 30% for at least two of the three most recent federal fiscal years for which such rates have been published. If an institution’s administrative capability is impaired solely because its Two-Year CDR or Three-Year CDRs equal or exceed the applicable percentage, the institution can continue to participate in Title IV Programs, but the ED may place the institution on provisional certification.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities. The Incentive Compensation Prohibition prohibits an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The ED’s current regulations regarding the Incentive Compensation Prohibition set forth 12 Safe Harbors. One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. We believe that we have compensated the applicable employees in accordance with this Safe Harbor and other Safe Harbors, but the law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, and the ED has stated that it will not entertain a request by an institution for the ED to review and assess its individual compensation plan. In late 2010, the ED modified its regulations concerning the Incentive Compensation Prohibition effective July 1, 2011. All 12 Safe Harbors will be eliminated as a result of those modifications. We believe that elimination of the Safe Harbors:

•	increases the uncertainty related to compliance with the Incentive Compensation Prohibition;

•	will require us to change our compensation practices for most, if not all, of our employees (including our executives); and

•	may subject us to qui tam lawsuits for alleged violations of the False Claims Act.

If the ED determined that an institution’s compensation practices violate the Incentive Compensation Prohibition, the ED could subject the institution to monetary fines or penalties or other sanctions. Any substantial fine or penalty or other sanction could have a material adverse effect on our financial condition, results of operations and cash flows. See also “— Recent and pending rulemaking by the ED could result in regulatory changes that materially and adversely affect our business.”

We cannot operate new campuses, add learning sites or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization. Our expansion plans assume that we will be able to continue to obtain the necessary authorization from the ED, ACs and SAs to establish new campuses, add learning sites to our existing campuses and expand or revise the program offerings at our existing campuses in a timely manner. If we are unable to obtain the authorizations from the ED, ACs or SAs for any new campuses or learning sites, or any new or revised program offerings, where such authorizations are required, or to obtain such authorizations in a timely manner, our ability to operate the new campuses, add the learning sites or offer new or revised programs as planned would be impaired, which could have a material adverse effect on our expansion plans.

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

In addition, an institution that is eligible to participate in Title IV Programs may add a new location or program without the ED’s approval only if certain requirements are met. Otherwise, the institution must obtain the ED’s approval before it may disburse Title IV Program funds to students in the new location or program. If we were to erroneously determine that a new location or program is eligible for Title IV Program funding, we would likely be liable for repayment of the Title IV Program funds provided to students in that location or program. See “Business – Highly Regulated Industry.”

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

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. The operations of a number of companies in the postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice, SEC, ED, GAO, SAs or other state agencies. These allegations, reviews, investigations and enforcement actions and the accompanying adverse publicity could have a negative impact on our industry as a whole and on the market price of our common stock.

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

If the lenders who provide private education loans to our students were to end or reduce their programs and we were unable to timely identify alternative lenders for our students, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease. In 2010, we derived approximately 12% of our cash receipts from unaffiliated, private education loan programs that were made available to eligible students at our campuses to help fund a portion of the students’ cost of education. The vast majority of these private education loan programs were offered by two lenders. Adverse market conditions for consumer loans and student loans, including lenders’ difficulties in reselling or syndicating student loan portfolios, have resulted and could continue to result in providers of private education loans reducing the availability of, or increasing the costs associated with, providing those loans to students. The loan underwriting standards can vary significantly among lenders, which could adversely affect the ability of some of our students to obtain private education loans. In particular, private education loans to students with low credit scores have become increasingly difficult to obtain. Prospective and current students may find that these increased financing costs make borrowing too expensive and cause them to abandon or delay their education. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our results of operations and cash flows.

The two private education loan programs that provide the vast majority of private education loans to our students will expire in 2011. We are pursuing arrangements with unaffiliated lenders for them to provide private education loans to our students and their parents who qualify. If we are unable to timely identify lenders to make private education loans to our students and their parents on terms similar to the existing private education loan programs, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If the charge-off rate on private education loans under programs where we have a guarantee obligation is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, our guarantee obligations related to those loans may have a material adverse effect on us. We have entered into risk sharing and guarantee agreements (collectively, “RSAs”) with unaffiliated entities related to private education loans that have been or will be provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Under two of the RSAs, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under that RSA or related program, based on dollar volume. Under the third RSA, we guarantee the payment of principal, interest and certain call premiums on $300 million principal amount of senior debt obligations of, and administrative fees and expenses of, an unaffiliated trust that holds the private education loans made under the PEAKS Private Student Loan Program (“PEAKS Program”). Our obligations under each of the RSAs will remain in effect until all private education loans made under that RSA, related program or the senior debt obligation, as applicable, are paid in full or charged off. The maximum potential future payments that we could be required to make pursuant to our guarantee obligations under the RSAs are affected by various factors. See Notes 9 and 13 of the Notes to Consolidated Financial Statements.

As a result, we are not able to estimate the maximum potential future payments that we could be required to make under the RSAs. Based on the repayment history of our students with respect to private education loans, we do not believe that our guarantee obligations under the RSAs will have a material adverse effect on us. If, however, the charge-off rate on the loans that are subject to the RSAs is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, we could be required to pay material amounts under our guarantee obligations, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

High interest rates and tightening of the credit markets could adversely affect our ability to attract and retain students and could increase our risk exposure. Since much of the financing our students receive is tied to floating interest rates, higher interest rates cause a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our campuses and, consequently, in our revenue. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program and private education loans. High default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs, trigger our guarantee obligations with respect to private education loan programs and/or negatively affect the willingness of private lenders to make private education loan programs available to our students, which could result in a reduction in the number of students attending our campuses and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In order to support revenue growth, we need to hire, retain, develop and train employees who are responsible for student recruiting, financial aid, registration, teaching and career services. Our ability to develop a strong team of employees with these responsibilities may be affected by a number of factors, including:

•	our ability to timely and effectively train and motivate our employees in order for them to become productive;

•	restrictions imposed by regulatory bodies on the method of compensating employees;

•	our ability to attract enough prospective students to our program offerings; and

•	our ability to effectively manage a multi-institutional and multi-location educational organization.

If we are unable to hire, retain, develop and train employees who are responsible for student recruiting, financial aid, registration, teaching and career services, our operations would be adversely affected.

Competition could decrease our market share or force us to increase spending. The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our campuses compete for students with degree- and nondegree-granting institutions, which include public and private nonprofit colleges and proprietary institutions, as well as with alternatives to higher education, such as military service or immediate employment. We believe competition among educational institutions is based on the:

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

Certain public and private colleges offer programs similar to those offered by our campuses at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those of our campuses. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do. All of these factors could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively.

We may be required to increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our financial condition, results of operations and cash flows may be negatively affected. We cannot be sure that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not adversely affect our business, financial condition, results of operations or cash flows.

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

Anti-takeover provisions in our charter documents and under Delaware law, as well as required approvals by the ED, the ACs and most of the SAs, could make an acquisition of us more difficult. Certain provisions of Delaware law, our Restated Certificate of Incorporation and our By-Laws could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of us. Those provisions could:

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

In addition, the ED, the ACs and most of the SAs have requirements pertaining to the change in ownership and/or control (collectively “change in control”) of institutions, but these requirements do not uniformly define what constitutes a change in control and are subject to varying interpretations as to whether a particular transaction constitutes a change in control. If we or any of our campuses experience a change in control under the standards of the ED, the ACs or the SAs, we or the affected campuses must seek the approval of the relevant regulatory agencies. Transactions or events that constitute a change in control for one or more of our regulatory agencies include:

•	the acquisition of a school from another entity;

•	significant acquisitions or dispositions of our common stock; and

•	significant changes to the composition of our, or any campus, Board of Directors.

Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the relevant regulatory agencies could impair our ability or the ability of the affected campuses to participate in Title IV Programs, or could require us to suspend our recruitment of students in one or more states until we receive the required approval. A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our campuses:

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

The fact that a change in control would require approval of the relevant regulatory agencies, and the uncertainty and potential delay related to obtaining such approvals, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of us.

If we are unable to conclude successfully litigation against us, our business, financial condition and results of operations could be adversely affected. In the ordinary conduct of our business, we are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage to resolve those matters, which could have a material adverse effect on our financial condition or results of operation. See “Legal Proceedings.” In connection with the securities class action and shareholder derivative lawsuits that are currently pending against us and some of our officers and directors, we expect to incur defense costs and other expenses, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

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

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties. Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States to protect our rights to distinctive marks associated with our services. We rely on agreements under which we obtain rights to use the “ITT” and related marks and course content developed by our faculty, our other employees and third party content experts. We cannot assure you that those measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect those rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our names, curricula and other content. Our management’s attention may be diverted by those attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

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

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future. The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not within our control. Those factors include, among others:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarterly variations in our operating results;

•	changes in federal and state laws and regulations and accreditation standards, or changes in the way that laws, regulations and accreditation standards are interpreted and applied;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;

•	negative media reports with respect to our industry;

•	changes in our own forecasts or earnings estimates by analysts;

•	price and volume fluctuations in the overall stock market, which have affected the market prices of many companies in the proprietary, postsecondary education industry in recent periods;

•	the availability of financing for our students;

•	the loss of key personnel; and

•	general economic conditions.

Those factors could adversely affect the trading price of our common stock and could prevent an investor from selling shares of our common stock at or above the price at which those shares were purchased.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2010, we:

•	leased 119 facilities used by our campuses and learning sites;

•	owned 42 facilities used by our campuses; and

•	leased seven facilities that are intended to be used by new campuses in 2011.

Thirteen of the owned facilities and three of the leased facilities are used by DWC. Our facilities are located in 38 states. None of the facilities owned by us is subject to a mortgage or other indebtedness.

We generally locate our campuses in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our campuses have accessible parking facilities and are generally near a major highway. The facilities at our locations range in size from approximately 10,000 to 58,000 square feet. The initial lease terms of our leased facilities range from two to 15 years. The average remaining lease term of our leased facilities is approximately four years. If desirable or necessary, a campus may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

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

On November 3, 2010, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Operating Engineers Construction Industry and Miscellaneous Pension Fund, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Operating Engineers Lawsuit”). The

complaint alleges, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by:

•	employing devices, schemes and artifices to defraud;

•	making untrue statements of material facts, or omitting material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; or

•

engaging in acts, practices and a course of business that operated as a fraud or deceit upon the plaintiff or others similarly situated in connection with their purchase of our common stock during the class period.

The putative class period in this action is from October 23, 2008 through August 13, 2010. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified damages, interest, costs, attorney’s fees, equitable relief and injunctive relief. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint. There can be no assurance, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

On November 12, 2010, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers and all of our current Directors in the United States District Court for the Southern District of New York under the following caption: Antonio Cosing, Derivatively and On Behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Cosing Lawsuit”). The complaint alleges, among other things, that from October 23, 2008 through August 13, 2010, the defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by:

•	causing us to encourage our students to lie on their financial aid applications;

•

causing us to lie to our students concerning the costs, quality, value and duration of their programs of study, their job prospects and income expectations upon graduation, and the availability of student financial aid;

•	causing us to issue a series of materially false and misleading statements regarding our financial results; and

•	causing or allowing us to lack the requisite internal controls.

The complaint seeks:

•	unspecified damages;

•	extraordinary equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of, the defendants’ assets;

•	restitution;

•	disgorgement of profits, benefits and other compensation received by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. On December 14, 2010, the Cosing Lawsuit was consolidated into the Operating Engineers Lawsuit.

On November 22, 2010, another complaint in a shareholder derivate lawsuit was filed against seven of our current officers and all of our current Directors in the United States District Court for the Southern District of Indiana under the following caption: Roger B. Orensteen, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. The complaint alleges, among other things, that, from January 2008 through August 2010, the defendants violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by:

•	employing devices, schemes and artifices to defraud;

•	making untrue statements of material facts, or omitting material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading;

•	engaging in acts, practices and a course of business that operated as a fraud or deceit upon the plaintiff or others similarly situated in connection with their purchase of our common stock;

•	selling shares of our stock while in possession of material adverse, non-public information;

•	causing us to repurchase shares of our stock at artificially inflated prices;

•	reviewing and approving false financial statements with respect to us and ineffective internal control over our financial reporting;

•	receiving compensation based on artificially inflated financial results and other performance metrics; and

•	subjecting us to hundreds of millions of dollars of liability.

The complaint seeks:

•	unspecified damages;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures;

•	restitution;

•	disgorgements of profits, benefits and other compensation received by the individual defendants; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

On December 3, 2010, another complaint in a shareholder derivative lawsuit was filed against two of our current executive officers and all of our current Directors in the United States District Court for the Southern District of New York under the following caption: J. Kent Gregory, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Gregory Lawsuit”). The complaint alleges, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched by us and misappropriated information about us, by:

•

knowingly, recklessly or negligently signing or approving the issuance of false annual and quarterly financial statements about us that misrepresented and failed to disclose material information about our growth prospects, tuition costs and student loan repayment rates;

•	receiving compensation from us that was tied to our performance during times when they knew or should have known that our financial results and performance were artificially inflated; and

•	selling our stock when they knew that our financial results were overstated.

The complaint seeks:

•	unspecified damages;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures;

•	restitution;

•	disgorgement of profits, benefits and other compensation received by the individual defendants; and

•	costs and disbursements, including reasonable attorneys’, accountants’ and experts’ fees, costs and expenses.

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. The Gregory Lawsuit was consolidated into the Cosing Lawsuit on December 13, 2010 and further consolidated into the Operating Engineers Lawsuit on December 14, 2010.

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and there can be no assurance that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

The officers named in one or more of the securities class action and shareholder derivative lawsuits described above include: Jeffrey R. Cooper, Clark D. Elwood, Nina F. Esbin, Eugene W. Feichtner, Daniel M. Fitzpatrick, Kevin M. Modany and Martin Van Buren.

Certain of our officers and Directors are or may become a party in certain of the actions described above. Our By-laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the “ESI” trading symbol. The prices set forth below are the high and low sale prices of our common stock during the periods indicated, as reported in the NYSE’s consolidated transaction reporting system.

	2010		2009
Fiscal Quarter Ended	High	Low	High	Low
March 31	$118.35	$92.76	$133.75	$88.30
June 30	$121.98	$82.63	$116.99	$89.00
September 30	$95.62	$50.00	$116.00	$86.47
December 31	$72.70	$52.00	$114.56	$85.00

There were 93 holders of record of our common stock on February 15, 2011.

We did not pay a cash dividend in 2010 or 2009. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. In addition, our credit agreement prohibits the payment of cash dividends on our common stock. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition, the restrictions under our credit agreement and other factors our Board of Directors may in the future consider to be relevant.

We did not sell any of our securities during the three months ended December 31, 2010 that were not registered under the Securities Act. In January 2011, we credited 942 treasury shares of our common stock to the deferred share accounts of each of four non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”) in payment of their annual retainer for 2011. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. In January 2011, we also issued 471 treasury shares of our common stock to one non-employee director under the Directors Deferred Compensation Plan in payment of his annual retainer for 2011. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the fourth quarter of 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2010 through October 31, 2010	400,011	(2)	$63.65	400,000	6,366,725
November 1, 2010 through November 30, 2010	1,530,011	(2)	61.60	1,530,000	4,836,725
December 1, 2010 through December 31, 2010	0		0	0	4,836,725

Total	1,930,022	(3)	$62.02	1,930,000

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our repurchase program (the “Repurchase Program”):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010

The number of shares that remained available for repurchase under the Repurchase Program were 4,836,725 as of December 31, 2010. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

(2)	Includes 11 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.
(3)	Includes 22 shares of our common stock that were tendered to us by employees to satisfy the income tax obligations associated with the vesting of certain equity awards granted to those employees.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index and a Peer Issuer Group Index for the period from December 31, 2005 through December 31, 2010. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: American Public Education, Inc., Apollo Group, Inc., Bridgepoint Education, Inc., Capella Education Company, Career Education Corp., Corinthian Colleges, Inc., DeVry, Inc., Education Management Corporation, Grand Canyon Education, Inc., Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education.

Cumulative Total Return

(Based on $100 invested on December 31, 2005 and assumes

the reinvestment of all dividends)

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ITT Educational Services, Inc.	100.00	112.28	144.26	160.68	162.34	107.75
Peer Issuer Group Index	100.00	84.77	125.27	131.37	115.99	89.97
S&P 500 Index	100.00	115.80	122.16	76.96	97.33	111.99

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenue	$1,596,529	$1,319,194	$1,015,333	$869,508	$757,764
Cost of educational services	537,855	449,835	383,769	358,601	356,851
Student services and administrative expenses	445,125	380,567	306,099	267,815	223,528

Total costs and expenses	982,980	830,402	689,868	626,416	580,379

Operating income	613,549	488,792	325,465	243,092	177,385
Interest income, net	586	2,565	1,894	2,455	8,104

Income before provision for income taxes	614,135	491,357	327,359	245,547	185,489
Provision for income taxes	239,969	191,094	125,854	93,308	69,530

Net income	$374,166	$300,263	$201,505	$152,239	$115,959

Earnings per share: (a)
Basic	$11.28	$8.01	$5.18	$3.78	$2.71
Diluted	$11.17	$7.91	$5.13	$3.72	$2.66
Other Operating Data (b):
Capital expenditures, net	$26,811	$23,992	$17,543	$15,514	$23,717
Facility expenditures and land purchases	$6,118	$4,236	$18,093	$12,589	$18,929
Number of students at end of period	84,686	80,766	61,983	53,027	46,896
Number of campuses at end of period	130	121	105	97	87
Number of learning sites at end of period	4	4	9	9	9

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash and investments	$313,194	$274,086	$375,928	$317,202	$357,439
Total current assets	$414,097	$390,962	$431,045	$349,823	$380,952
Property and equipment, less accumulated depreciation	$198,213	$195,449	$166,671	$153,265	$148,411
Total assets	$674,780	$616,705	$608,348	$520,386	$538,692
Total current liabilities	$356,151	$284,792	$264,553	$291,924	$284,505
Total long-term debt	$150,000	$150,000	$150,000	$150,000	$150,000
Total liabilities	$546,710	$460,120	$434,504	$462,368	$447,934
Shareholders’ equity	$128,070	$156,585	$173,844	$58,018	$90,758

(a)	Earnings per share for all periods have been calculated in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC” or “Codification”) 260, “Earnings Per Share”. Earnings per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. The number of shares used to calculate basic earnings per share differs from the number of shares used to calculate diluted earnings per share. The number of shares used to calculate basic earnings per share was the weighted average number of common shares outstanding. The number of shares used to calculate diluted earnings per share was the weighted average number of common shares outstanding, plus the average number of shares that could be issued under our stock-based compensation plans and less the number of shares assumed to be purchased with any proceeds received from the exercise of awards under those plans.
(b)	We did not pay any cash dividends in any of the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

As of December 31, 2010, we had 134 locations (including 130 campuses and four learning sites) in 38 states, which were providing postsecondary education to approximately 84,000 students. In 2010, we derived approximately 98% of our revenue from tuition and approximately 2% from the sale of tool kits and fees, charged to and paid by, or on behalf of, our students. Most students at our institutions pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs.

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

In 2010, we continued to add program offerings among existing campuses and learning sites and began operations at nine new locations. We also continued our efforts to diversify our program offerings by developing residence and online programs at different degree levels in both technology and non-technology fields of study.

The following table sets forth select operating and growth statistics for the periods indicated:

	Year Ended December 31,
	2010	2009		2008
Additional program offerings	308	377		190
Number of campuses and learning sites with additional program offerings	87	106		71
Began operations at:
New campuses	9	10	(1)	8
Converted learning sites to campuses	0	5		0
Campuses offering bachelor degree programs	119	102		87
(1) Excludes DWC

In 2011, we intend to add more of our current program offerings among most of our locations. We also plan to continue developing additional residence and online programs at different degree levels in technology and non-technology fields of study to be offered at our institutions. The new degree programs are expected to involve a variety of disciplines and be at the associate, bachelor and master degree levels. We intend to develop both a residence and online version of many of the new programs. We also intend to increase the number of our campuses that offer bachelor degree programs. In addition, we plan to begin operations at eight to ten new campuses in 2011. Our new campuses generally incur a loss up to 24 months after the first class start date.

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

We do not charge a separate fee for textbooks that students use in their programs of study. We record the cost of these textbooks in prepaid expenses and other current assets and amortize the cost on a straight-line basis over the applicable course length. Tool kit sales, and the related cost, are recognized when the student receives the tool kit. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. If a student withdraws from an institution, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from a program of study at an institution.

We derived 98% of our revenue from tuition and 2% from tool kit sales and student fees in each of the years ended December 31, 2010, 2009 and 2008. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in our programs;

•	the length of a student’s enrollment;

•	the number of courses a student takes during each period of enrollment; and

•	the total number of students enrolled in our programs.

Each of these factors is known at the time our tuition revenue is calculated.

Equity-Based Compensation. In accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), the value of our equity instruments exchanged for employee and director services is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates for death or disability, and, for grants made prior to November 24, 2010, when he or she retires. As a result, in certain circumstances, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period. We recognize stock-based compensation expense on a straight-line basis over the service period applicable to the grantee.

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

The following table sets forth the stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Stock-based compensation expense	$15,813	$13,074	$7,235
Income tax (benefit)	($6,089)	($5,034)	($2,785)

	$9,724	$8,040	$4,450

Stock-based compensation expense in 2008 was lower than in 2009 and 2010 primarily due to the acceleration of the grant and vesting of equity awards in 2005 that normally would have been granted in 2006 (and would have vested over three years). This resulted in a reduction to compensation cost upon the adoption of ASC 718 in 2006.

As of December 31, 2010, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $15.9 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately two years.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Cash equivalents:
Money market funds	$163,165	$163,165	$0	$0
Short-term investments:
U.S. Treasury securities	110,560	110,560	0	0
Government agency obligations	24,394	0	24,394	0
Corporate bonds	8,903	0	8,903	0
Other assets:
Money market fund	4,372	4,372	0	0

	$311,394	$278,097	$33,297	$0

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

New Accounting Guidance

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, which is included in the Codification under ASC 805, “Business Combinations.” This update provides guidance on the disclosure of supplemental pro forma information for business combinations. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Also in December 2010, the FASB issued ASU No. 2010-28, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other.” This update provides guidance on applying the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, which is included in the Codification under ASC 605, “Revenue Recognition.” This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance became effective for our interim and annual reporting periods beginning July 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging.” This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, “Subsequent Events.” This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820. This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. This guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB set forth certain requirements to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was included in the Codification under ASC 810, “Consolidation,” and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Also in June 2009, the FASB provided guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also clarified the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminated exceptions for qualifying special-purpose entities from the consolidation guidance and eliminated the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets. This guidance was included in the Codification under ASC 860, “Transfers and Servicing,” and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The following table sets forth our revenue for the periods indicated:

	Quarterly Revenue
	(Dollars in thousands)
	2010		2009		2008
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$383,957	24.0%	$288,033	21.8%	$234,850	23.1%
June 30	401,849	25.2%	317,140	24.0%	246,411	24.3%
September 30	400,597	25.1%	339,643	25.8%	254,273	25.0%
December 31	410,126	25.7%	374,378	28.4%	279,799	27.6%

Total for Year	$1,596,529	100.0%	$1,319,194	100.0%	$1,015,333	100.0%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Cost of educational services	33.7%	34.1%	37.8%
Student services and administrative expenses	27.9%	28.8%	30.1%

Operating income	38.4%	37.1%	32.1%
Interest income, net	0.1%	0.2%	0.2%

Income before income taxes	38.5%	37.3%	32.3%

The following table sets forth our total student enrollment as of the dates indicated:

As of December 31,	Total Student Enrollment	Increase Over Prior Year
2010	84,686	4.9%
2009	80,766	30.3%
2008	61,983	16.9%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2010		2009		2008
New Student Enrollment in the Three Months Ended:	New Student Enrollment	Increase (Decrease) Over Prior Year	New Student Enrollment (1)	Increase Over Prior Year (1)	New Student Enrollment	Increase Over Prior Year
March 31	23,064	21.8%	18,935	36.8%	13,844	8.7%
June 30	21,673	10.1%	19,692	33.5%	14,751	22.5%
September 30	26,664	(3.9%)	27,738	27.2%	21,807	19.4%
December 31	17,722	(9.4%)	19,563	31.2%	14,911	29.2%

Total for the year	89,123	3.7%	85,928	31.6%	65,313	19.6%

(1)	New students enrolled at DWC have been included beginning with the September 30, 2009 period.

We believe that economic downturns in the United States, in particular those that result in higher unemployment rates among unskilled workers, have historically been associated with increased student enrollment at postsecondary educational institutions. Based on this, we believe that the recent economic recession in the United States which has given rise to higher unemployment among unskilled workers in 2009 and 2010 may have contributed to the year-over-year increases in our new and total student enrollment through the quarter ended June 30, 2010. These increases had a material favorable effect on our results of operations, cash flows and financial condition. There are a number of other factors, however, that affect new student enrollment, including changes in the types and levels of utilization of the various forms of media advertising that we use, which have recently negatively impacted, and could continue to negatively impact, this trend.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of(1):
Year	March 31	June 30	September 30	December 31
2010	76.1%	74.5%	72.4%	76.1%
2009	75.3%	75.3%	73.6%	77.3%
2008	76.1%	73.9%	72.5%	76.5%

(1)    Students enrolled at DWC have been included beginning with the rate as of September 30, 2009. The impact on our students’ persistence as a result of the inclusion of DWC students in the calculation was not material.

The decrease in student persistence as of December 31, September 30 and June 30, 2010 compared to the corresponding prior year dates was primarily due to, in order of significance:

•	a higher number of students who graduated at the end of the academic periods that began in September, June and March 2010 compared to the end of the same academic periods in 2009; and

•	a slight decrease in student retention in the academic periods that began in September, June and March 2010 compared to the same academic periods in 2009.

The decrease in our students’ persistence as of March 31, 2009 compared to March 31, 2008 was primarily due to the higher number of students who graduated at the end of the academic period that began in December 2008 compared to the end of the same academic period in the prior year.

We believe that student persistence may decline in 2011 compared to 2010, primarily due to a significant increase in the number of students who are scheduled to graduate in 2011 compared to 2010. A decline in student persistence, along with any decrease in new student enrollment, would negatively impact our total student enrollment in 2011.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009. Revenue increased $277.3 million, or 21.0%, to $1,596.5 million in the year ended December 31, 2010 compared to $1,319.2 million in the year ended December 31, 2009. The primary factors that contributed to this increase included, in order of significance:

•	an average 15.7% increase in total student enrollment in each academic quarter beginning in 2010 compared to 2009;

•	a 5.0% increase in tuition rates in each of March 2010 and March 2009; and

•	a 30.3% increase in total student enrollment at December 31, 2009 compared to December 31, 2008.

The primary factors that contributed to the increase in student enrollment included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in operation prior to 2009;

•	new programs of study offered at our campuses; and

•	operating new campuses.

The increase in revenue was partially offset by:

•	an increase in the amount of institutional scholarships and other awards that we granted to our students in 2010; and

•	the impact of a subordinated note that we issued in connection with the PEAKS Program on the accounting for revenue earned under that program.

While we have typically increased the tuition rates for our programs of study annually, we do not intend to increase the tuition rates in 2011. In addition, we believe that the amount of scholarships and other awards available to our students will continue to increase in 2011. We believe that the combination of these two factors could result in a decrease in our average revenue per student in 2011.

Cost of educational services increased $88.0 million, or 19.6%, to $537.9 million in the year ended December 31, 2010 compared to $449.8 million in the year ended December 31, 2009. The primary factors that contributed to this increase included, in order of significance:

•	the costs required to service the increased total student enrollment; and

•	increased costs associated with operating new campuses.

The increase in cost of educational services was partially offset by greater leverage of our fixed costs in the operation of our campuses.

Cost of educational services as a percentage of revenue decreased 40 basis points to 33.7% in the year ended December 31, 2010 compared to 34.1% in the year ended December 31, 2009. The primary factor that contributed to this decrease was greater leverage of our fixed costs in the operation of our campuses. The decrease in cost of educational services as a percentage of revenue was partially offset by the costs associated with operating new campuses.

Student services and administrative expenses increased $64.6 million, or 17.0%, to $445.1 million in the year ended December 31, 2010 compared to $380.6 million in the year ended December 31, 2009. The principal causes of this increase included, in order of significance:

•	an increase in media advertising expenditures;

•	an increase in compensation and benefit costs associated with a greater number of employees; and

•	an increase in bad debt expense associated with internal student financing.

Student services and administrative expenses decreased to 27.9% of revenue in the year ended December 31, 2010 compared to 28.8% of revenue in the year ended December 31, 2009. The primary causes of this decrease were compensation costs and media advertising costs increasing at a lower rate than the increase in revenue. Bad debt expense as a percentage of revenue decreased to 5.4% in the year ended December 31, 2010 compared to 6.2% in the year ended December 31, 2009, primarily because the amount of internal student financing that we provided to our students increased at a lower rate than the increase in student enrollment due to the private education loan programs available to our students in 2010. We believe that our bad debt expense as a percentage of revenue will be in the range of 4% to 6% in the fiscal year ending December 31, 2011, primarily due to private education loan programs available to our students in 2011.

Operating income increased $124.8 million, or 25.5%, to $613.5 million in the year ended December 31, 2010 compared to $488.8 million in the year ended December 31, 2009 as a result of the impact of the factors discussed above in connection with revenue, cost of educational services and student services and administrative expenses. Our operating margin increased to 38.4% in the year ended December 31, 2010 compared to 37.1% in the year ended December 31, 2009, as a result of the impact of the factors discussed above. We believe that our operating margin in 2011 will decline primarily due to enrollments increasing at a lower percentage compared to 2010.

Interest income decreased $0.8 million, or 23.9%, to $2.5 million in the year ended December 31, 2010 compared to $3.3 million in the year ended December 31, 2009, primarily due to lower average investment balances and a decrease in investment returns in the overall market. Interest expense increased $1.2 million, or 164.2%, to $1.9 million in the year ended December 31, 2010 compared to $0.7 million in the year ended December 31, 2009, due to an increase in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 39.1% in the year ended December 31, 2010 compared to 38.9% in the year ended December 31, 2009.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $163.8 million as of December 31, 2010 compared to $128.8 million as of December 31, 2009. We also had short-term investments of $149.2 million as of December 31, 2010 compared to $143.4 million as of December 31, 2009. In total, our cash and cash equivalents and short-term investments were $312.9 million as of December 31, 2010 compared to $272.2 million as of December 31, 2009. The $40.7 million increase in cash and cash equivalents and short-term investments as of December 31, 2010 compared to December 31, 2009 was primarily due to cash flows from operating activities of $558.6 million which was partially offset by $434.7 million in repurchases of our common stock.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $11.8 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.2 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Consolidated Balance Sheet as of December 31, 2010. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan

(the “Pension Plans”), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. Total pension cost in the year ended December 31, 2010 was $0.6 million, compared to a pension cost of $1.7 million in the year ended December 31, 2009 and a pension benefit of $0.6 million in the year ended December 31, 2008. In 2011, we do not expect that our pension benefit will be material.

In 2010, we made no contributions to the ESI Excess Pension Plan or to the ESI Pension Plan. In 2009, we contributed $0.5 million to the ESI Excess Pension Plan and made no contributions to the ESI Pension Plan. We do not expect to make any contributions to either of the Pension Plans in 2011.

See Note 11 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Pension Plans.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the FFEL program, which represented, in aggregate, approximately 25% of our cash receipts in 2010 and 66% of our cash receipts in 2009;

•	the FDL program, which represented, in aggregate, approximately 30% of our cash receipts in 2010 and 1% of our cash receipts in 2009; and

•	the Pell program, which represented, in aggregate, approximately 20% of our cash receipts in 2010 and 18% of our cash receipts in 2009.

Effective July 1, 2010, Title IV Program loans are no longer made under the FFEL program. Eligible students at all of our campuses now receive Title IV Program loans under the FDL program.

We also receive funds on behalf of our students from unaffiliated private education loan programs, which represented, in aggregate, approximately 12% of our cash receipts in 2010 and 5% of our cash receipts in 2009. The two private education loan programs that provide the vast majority of private education loans to our students will expire in 2011. We are pursuing arrangements with unaffiliated lenders for them to provide private education loans to our students and their parents who qualify. If we are unable to timely identify lenders to make private education loans to our students and their parents on terms similar to the existing private education loan programs, it could have a material adverse effect on our cash flows in 2011 and subsequent periods, and could require us to increase the amount of internal student financing that we provide to our students.

Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution, such as each of our campus groups, must not derive more than 90% of its applicable revenue in a fiscal year, on a cash accounting basis, from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, that institution would be placed on provisional certification status for the institution’s following two fiscal years. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. When calculating its compliance with the 90/10 Rule, an institution is permitted, for the period ending in July 2011, to exclude from its revenue derived from Title IV Programs certain additional federal student loan amounts that became available to students starting in July 2008. In our 2010 and 2009 fiscal years, none of our campus groups derived more than approximately 74% of its revenue from Title IV Programs under the 90/10 Rule calculation. In the aggregate, we derived approximately 59% of our revenue in 2010 and 70% of our revenue in 2009 from Title IV Programs under the 90/10 Rule calculation. Cash receipts from Title IV Programs as a percentage of our total cash receipts were approximately 75% in 2010 and 85% in 2009.

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

Operations. Cash from operating activities increased $257.3 million to $558.6 million in the year ended December 31, 2010 compared to $301.3 million in the year ended December 31, 2009, primarily due to an increase in funds received from private education loans made to our students by third-party lenders and higher student enrollments. The increase was partially offset by higher income tax payments primarily resulting from higher operating income.

Accounts receivable less allowance for doubtful accounts was $68.9 million as of December 31, 2010 compared to $85.4 million as of December 31, 2009. Days sales outstanding decreased 5.5 days to 15.5 days at December 31, 2010 compared to 21.0 days at December 31, 2009. Our accounts receivable balance and days sales outstanding at December 31, 2010 decreased primarily due to, in order of significance:

•	an increase in the amount of funds received from private education loan programs available to our students in 2010; and

•	an increase in the amount of scholarships and other awards provided to our students in 2010.

The amount of scholarships and other awards provided to our students increased 73.3% to $59.1 million in 2010 compared to $34.1 million in 2009. We believe that our days sales outstanding at the end of 2011 will be in the range of 10 to 15 days.

In the year ended December 31, 2009, cash from operating activities increased $128.3 million to $301.3 million compared to $173.0 million in the year ended December 31, 2008, primarily due to higher student enrollments and additional financial aid available to students. The increase in cash from operating activities was partially offset by a decrease in funds received from private education loans made to our students by third-party lenders and higher income tax payments primarily resulting from higher operating income.

Investing. In the year ended December 31, 2010, we spent $6.1 million to renovate, expand or construct buildings at 18 of our locations.

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

Capital expenditures, excluding facility and land purchases and facility construction, totaled $26.8 million in 2010, $24.0 million in 2009 and $17.5 million in 2008. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent $20.8 million in 2009 to acquire substantially all of the assets and assume certain liabilities of Daniel Webster College. These assets included the land, buildings, furniture, equipment and other operating assets of Daniel Webster College.

We plan to continue to upgrade and expand current facilities and equipment during 2011. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

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

Borrowings under the Prior Credit Agreement bore interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We paid a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities.

We entered into a Second Amended and Restated Credit Agreement dated as of January 11, 2010 and amended as of February 3, 2010 and August 10, 2010 with two unaffiliated lenders (the “Restated Credit Agreement”) which amends and restates in its entirety the Prior Credit Agreement. The Restated Credit Agreement provides for two lines of credit, one in the maximum principal amount of $100.0 million, and the other in the maximum principal amount of $50.0 million. Both lines of credit mature on May 1, 2012. The $150.0 million of borrowings outstanding under the Prior Credit Agreement continued as borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement have been and may be used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, SAs and the ACs.

Borrowings under the Restated Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate, as defined under the Restated Credit Agreement. We pay a facility fee under the Restated Credit Agreement equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused). As of December 31, 2010, the borrowings under the Restated Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.79% per annum. Approximately $158.0 million of our investments and cash equivalents held in a pledged account served as collateral for the secured borrowings as of December 31, 2010.

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

We were in compliance with those requirements as of December 31, 2010.

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

The following table sets forth our share repurchase activity during 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Repurchase authorization at beginning of period	494,225	3,972,100	5,021,800
Additional repurchase authorization	10,000,000	0	0
Number of shares repurchased	(5,657,500)	(3,477,875)	(1,049,700)

Repurchase authorization at end of period	4,836,725	494,225	3,972,100

Total cost of shares repurchased (in millions)	$434.7	$348.1	$87.8
Average cost per share	$76.83	$100.10	$83.62

From January 31, 2011 through February 14, 2011, we repurchased 1,050,000 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $69.9 million or at an average cost per share of $66.59.

Proceeds from the exercise of stock options were $7.9 million in the year ended December 31, 2010 compared to $8.8 million in the year ended December 31, 2009 and $3.2 million in the year ended December 31, 2008. Excess tax benefits from the exercise of stock options were $3.4 million in the year ended December 31, 2010 compared to $5.3 million in the year ended December 31, 2009 and $1.2 million in the year ended December 31, 2008.

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

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$183,560	$42,942	$81,857	$47,132	$11,629
Long-term debt, including scheduled interest payments	$152,198	$1,654	$150,544	$0	$0

Total	$335,758	$44,596	$232,401	$47,132	$11,629

The long-term debt represents our revolving credit facilities and assumes that the $150.0 million outstanding balance under the Restated Credit Agreement as of December 31, 2010 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and facility fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2010, the total face amount of those surety bonds was approximately $26.0 million.

On January 20, 2010, we entered into agreements with unrelated parties to establish the PEAKS Program. Under the PEAKS Program, an unaffiliated lender makes private education loans to our eligible students and, subsequently, sells those loans to an unaffiliated trust that purchases, owns and collects private education loans (the “PEAKS Trust”). The PEAKS Trust has issued senior debt in the aggregate principal amount of $300.0 million (the “PEAKS Senior Debt”) to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020.

In connection with the PEAKS Program, the lender disburses the proceeds of the private education loans to us for application to the students’ account balances with us that represent their unpaid education costs. We transfer to the PEAKS Trust a portion of the amount of each private student loan disbursed to us under the PEAKS Program in exchange for a subordinated note issued by the PEAKS Trust (“Subordinated Note”). The Subordinated Note does not bear interest, and principal is due on the Subordinated Note following the repayment of the PEAKS Senior Debt, the payment of fees and expenses of the PEAKS Trust and the reimbursement of the amount of any payments made by us under the PEAKS Guarantee (as defined below). The PEAKS Trust utilizes the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the student loans from the lender.

We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust (the “PEAKS Guarantee”). The PEAKS Guarantee contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under our guarantee and payment of the Subordinated Note, in each case only to the extent of available funds remaining in the PEAKS Trust.

We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loan programs, including the 2009 Loan Program (as defined below). Under the PEAKS Program, our students have access to a greater amount of private education loans, which has resulted in a reduction in the amount of internal financing that we provide to our students.

In February 2009, we entered into agreements with an unaffiliated entity (the “2009 Entity”) to create a program that makes private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover (the “2009 Loan Program”). In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity under which we have guaranteed the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity is expected to purchase under the 2009 Loan Program is approximately $141.0 million. No private education loans will be made under the 2009 Loan Program after December 31, 2011. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of December 31, 2010, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of December 31, 2010.

In addition, beginning in the second fiscal quarter of 2009 we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We made the advances, which bear interest, so that the 2009 Entity could use those funds to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

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

As of December 31, 2010, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA, and our recorded liability for the guarantee obligations related to those arrangements was not material.

Based on the repayment history of our students with respect to private education loans and current economic conditions, we do not believe that our guarantee obligations under either RSA or the PEAKS Program will have a material adverse effect on our financial condition, results of operations or cash flows. See Notes 9 and 13 of the Notes to Consolidated Financial Statements for further discussion of the PEAKS Program, the 2009 RSA and the 2007 RSA.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the year ended December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-29 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of December 31, 2010.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act (“ICFR”), as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated February 17, 2011, which appears on page F-2 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our audit committee members and financial expert, code of ethics and disclosure of delinquent Section 16 filers is incorporated herein by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

The following is the current biographical information with respect to our directors, our nominees for director and our executive officers. Unless otherwise specified, the occupation of each individual has been the same for the past five years.

Kevin M. Modany, age 44, has served as our Chairman since February 2008 and as our Chief Executive Officer since April 2007. He also served as our President from April 2005 through March 2009. From April 2005 through

March 2007, Mr. Modany also served as our Chief Operating Officer. Mr. Modany has been a Director of ours since July 2006.

John F. Cozzi, age 49, has served as managing director of AEA Investors LP, a private equity firm, since January 2004. Mr. Cozzi has been a Director of ours since October 2003.

John E. Dean, age 60, is an attorney who has specialized in higher education law since April 1985. Mr. Dean has been a partner at the Law Offices of John E. Dean since June 2005. Mr. Dean has also served as a principal of Washington Partners, LLC, a public affairs firm, since June 2002. Mr. Dean has been a Director of ours since December 1994.

James D. Fowler, Jr., age 66, served as senior vice president and director, human resources of ITT Industries, Inc., an industrial, commercial machinery and equipment company now known as ITT Corporation, from November 2000 until his retirement in October 2002. Mr. Fowler has been a Director of ours since April 1994.

Joanna T. Lau, age 52, has served as chairperson and chief executive officer of Lau Acquisition Corporation (doing business as LAU Technologies), a management consulting and investment firm, since March 1990. She is also a director of DSW Inc. During the past five years, Ms. Lau was also a director of TD Banknorth, Inc. Ms. Lau has been a Director of ours since October 2003.

Samuel L. Odle, age 61, has served as president and chief executive officer of Methodist Hospital (“MH”) and Indiana University Hospital (“IUH”) and executive vice president of Indiana University Health (formerly Clarian Health Partners), an Indianapolis-based private, non-profit healthcare organization comprised of MH, IUH and Riley Hospital for Children, since July 2004. Mr. Odle has been a Director of ours since January 2006.

Lloyd G. Waterhouse, age 59, served as chief executive officer and president of Harcourt Education, a global education company serving students and teachers, adult learners and readers, from September 2006 until his retirement in January 2008. Mr. Waterhouse served as an independent director and consultant from August 2004 through September 2006. Mr. Waterhouse is also a director of SolarWinds, Inc. During the past five years, he was also a director of Digimarc Corporation, i2 Technologies, Inc. and Atlantic Mutual Insurance Companies. Mr. Waterhouse has been a director of ours since April 2009.

Vin Weber, age 58, has been a partner at Clark & Weinstock Inc. (“C&W”), a management and public policy consulting firm, since 1994 and the chief executive officer of C&W since 2007. During the past five years, he was also a director of Lenox Group, Inc. Mr. Weber has been a Director of ours since December 1994.

John A. Yena, age 70, has served as chairman of the board of Johnson & Wales University, a postsecondary educational institution, since June 2004. He is also a director of Bancorp Rhode Island, Inc. Mr. Yena has been a Director of ours since May 2006.

Clark D. Elwood, age 50, has served as an Executive Vice President and our Chief Administrative Officer since April 2009 and as our Chief Legal Officer since April 2010. He served as a Senior Vice President of ours from December 1996 through March 2009, as our Secretary from October 1992 through March 2010, and as our General Counsel from May 1991 through March 2010.

Eugene W. Feichtner, age 55, has served as an Executive Vice President and as President, ITT Technical Institute Division since April 2009. He served as our Senior Vice President, Operations from March 2004 through March 2009.

Daniel M. Fitzpatrick, age 51, has served as our Executive Vice President, Chief Financial Officer since April 2009. He served as our Senior Vice President, Chief Financial Officer from June 2005 through March 2009.

June M. McCormack, age 62, has served as an Executive Vice President since April 2009 and as our President, Online Division since May 2008. Ms. McCormack served as executive vice president, servicing, information technology and sales marketing of SLM Corporation from October 2005 through December 2007.

Glenn E. Tanner, age 63, has served as our Executive Vice President, Chief Marketing Officer since April 2009. He served as our Senior Vice President, Marketing from April 2007 through March 2009. From October 2002 through March 2007, Mr. Tanner served as our Vice President, Marketing.

Martin Van Buren, age 43, has served as our Executive Vice President, Chief Information Officer since April 2009. He served as our Senior Vice President, Chief Information Officer from April 2008 through March 2009. From January 2004 through March 2008, he served as our Vice President, Information Technology.

Item 11.	Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2011

Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2010, 2009 and 2008 appear on page F-28 of this Annual Report.

3.	Quarterly Financial Results for 2010 and 2009 (unaudited) appear on page F-29 of this Annual Report.

4.	Exhibits:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2010. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2010.

The effectiveness of our ICFR as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.1 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-1. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 17, 2011

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$163,779	$128,788
Short-term investments	149,160	143,407
Restricted cash	255	1,891
Accounts receivable, less allowance for doubtful accounts of $7,526 and $25,227	68,937	85,426
Deferred income taxes	9,079	13,799
Prepaid expenses and other current assets	22,887	17,651

Total current assets	414,097	390,962
Property and equipment, net	198,213	195,449
Deferred income taxes	21,814	6,416
Other assets	40,656	23,878

Total assets	$674,780	$616,705

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$67,920	$61,275
Accrued compensation and benefits	28,428	26,323
Other current liabilities	15,441	25,261
Deferred revenue	244,362	171,933

Total current liabilities	356,151	284,792
Long-term debt	150,000	150,000
Other liabilities	40,559	25,328

Total liabilities	546,710	460,120

Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 and 54,068,904 issued	371	541
Capital surplus	173,935	154,495
Retained earnings	524,678	1,006,903
Accumulated other comprehensive (loss)	(4,509)	(10,093)
Treasury stock, 7,075,563 and 18,622,809 shares, at cost	(566,405)	(995,261)

Total shareholders’ equity	128,070	156,585

Total liabilities and shareholders’ equity	$674,780	$616,705

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$1,596,529	$1,319,194	$1,015,333
Costs and expenses:
Cost of educational services	537,855	449,835	383,769
Student services and administrative expenses	445,125	380,567	306,099

Total costs and expenses	982,980	830,402	689,868

Operating income	613,549	488,792	325,465
Interest income	2,504	3,291	6,505
Interest (expense)	(1,918)	(726)	(4,611)

Income before provision for income taxes	614,135	491,357	327,359
Provision for income taxes	239,969	191,094	125,854

Net income	$374,166	$300,263	$201,505

Earnings per share:
Basic	$11.28	$8.01	$5.18
Diluted	$11.17	$7.91	$5.13
Weighted average shares outstanding:
Basic	33,165	37,490	38,881
Diluted	33,501	37,942	39,243

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$374,166	$300,263	$201,505
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,797	24,908	22,230
Provision for doubtful accounts	86,935	81,983	43,286
Deferred income taxes	(14,557)	(3,066)	(9,389)
Excess tax benefit from stock option exercises	(3,383)	(5,289)	(1,158)
Stock-based compensation expense	15,813	13,074	7,235
Other	468	(1,163)	1,554
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	1,636	5,775	(4,350)
Accounts receivable	(70,446)	(136,837)	(57,933)
Accounts payable	6,645	4,911	9,695
Other operating assets and liabilities	62,057	6,344	11,205
Deferred revenue	72,429	10,355	(50,921)

Net cash flows from operating activities	558,560	301,258	172,959

Cash flows from investing activities:
Facility expenditures and land purchases	(6,118)	(4,236)	(18,093)
Capital expenditures, net	(26,811)	(23,992)	(17,543)
Acquisition of college, net of cash acquired	0	(20,792)	0
Proceeds from sales and maturities of investments and repayment of notes	385,306	247,701	1,085,559
Purchase of investments and note advances	(451,594)	(263,012)	(920,480)

Net cash flows from investing activities	(99,217)	(64,331)	129,443

Cash flows from financing activities:
Excess tax benefit from stock option exercises	3,383	5,289	1,158
Proceeds from exercise of stock options	7,893	8,800	3,241
Repurchase of common stock and shares tendered for taxes	(435,628)	(348,483)	(87,774)

Net cash flows from financing activities	(424,352)	(334,394)	(83,375)

Net change in cash and cash equivalents	34,991	(97,467)	219,027
Cash and cash equivalents at beginning of period	128,788	226,255	7,228

Cash and cash equivalents at end of period	$163,779	$128,788	$226,255

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$259,788	$190,718	$123,223
Interest	$1,914	$824	$5,036
Non-cash financing activities:
Issuance of treasury stock for Directors compensation	$30	$30	$60

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total
	Shares	Amount				Shares	Amount
Balance as of December 31, 2007	54,069	$541	$127,017	$518,823	($3,417)	(14,375)	($584,946)	$58,018

Net income				201,505				201,505
Other comprehensive income:
Prior service costs, net of $10 of income tax					17			17
Net actuarial pension loss, net of $7,237 of income tax					(11,212)			(11,212)
Pension settlement loss, net of $599 of income tax					928			928
Unrealized gain					428			428

Comprehensive income								191,666

Prior service costs, net of $83 of income tax					(128)			(128)
Adoption of change in pension measurement date, net of $210 of income tax				325				325
Exercise of stock options and equity awards				(2,528)		75	5,769	3,241
Tax benefit from exercise of stock options			1,201					1,201
Stock-based compensation			7,235					7,235
Common shares repurchased						(1,050)	(87,774)	(87,774)
Issuance of shares for Directors’ compensation				(25)		1	85	60
Restricted stock cancellations			202			(3)	(202)	0

Balance as of December 31, 2008	54,069	541	135,655	718,100	(13,384)	(15,352)	(667,068)	173,844

Net income				300,263				300,263
Other comprehensive income:
Prior service costs, net of $11 of income tax					17			17
Net actuarial pension loss, net of $2,386 of income tax					3,697			3,697
Pension settlement loss, net of $18 of income tax					28			28
Unrealized (loss)					(451)			(451)

Comprehensive income								303,554

Exercise of stock options and equity awards				(11,462)		210	20,262	8,800
Tax benefit from exercise of stock options and equity award vesting			5,766					5,766
Stock-based compensation			13,074					13,074
Common shares repurchased						(3,478)	(348,123)	(348,123)
Issuance of shares for Directors’ compensation				2		1	28	30
Shares tendered for taxes						(4)	(360)	(360)

Balance as of December 31, 2009	54,069	541	154,495	1,006,903	(10,093)	(18,623)	(995,261)	156,585

Net income				374,166				374,166
Other comprehensive income:
Prior service costs, net of $4,058 of income tax					6,340			6,340
Net actuarial pension loss, net of $551 of income tax					(860)			(860)
Unrealized gain					104			104

Comprehensive income								379,750

Exercise of stock options and equity awards				(13,631)		214	21,524	7,893
Tax benefit from exercise of stock options and equity award vesting			3,627					3,627
Stock-based compensation			15,813					15,813
Common shares repurchased						(5,658)	(434,656)	(434,656)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(10)	(972)	(972)
Common shares retired	(17,000)	(170)		(842,761)		17,000	842,931	0

Balance as of December 31, 2010	37,069	$371	$173,935	$524,678	($4,509)	(7,076)	($566,405)	$128,070

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1.	Business and Significant Accounting Policies

Business. We are a leading proprietary provider of postsecondary education in the United States based on revenue and student enrollment. As of December 31, 2010, we were offering master, bachelor and associate degree programs to approximately 84,000 students and had 134 locations (including 130 campuses and four learning sites) in 38 states. In addition, we offered one or more of our online programs to students who are located in 48 states and the District of Columbia. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” (“DWC”) name. Our corporate headquarters are located in Carmel, Indiana.

Basis of Presentation. The consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions are eliminated upon consolidation. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. As of December 31, 2010, we were not required to include the financial results of any variable interest entity in our consolidated financial statements. Certain reclassifications have been made in the consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income, total shareholders’ equity or cash flows.

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

Restricted Cash. The funds from the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”), and certain other monies transferred to us by electronic funds transfer are subject to holding restrictions, generally from three to seven days, before they can be drawn into our cash account. The funds subject to these holding periods are identified as restricted cash until they are applied to the students’ accounts. In addition, the state education regulations in one state require us to maintain an escrow account as a condition to operating our campus in that state. We also maintain an escrow account for a guarantee obligation to an unaffiliated third party under a private education loan program for our students. The funds in both of these escrow accounts are considered restricted cash and classified as other assets. The aggregate balance in these escrow accounts as of December 31, 2010 and December 31, 2009 was not material.

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

The retirement of shares of our common stock held in treasury are accounted for under the first in, first out method. We reduce common stock in the amount of the par value of the shares retired and we reduce retained earnings in the amount of the difference between the cost of the treasury shares and their par value. In November 2010, we retired 17 million shares of our common stock held in treasury that had an aggregate cost of $842,931 and reduced retained earnings by $842,761.

Fair Value and Credit Risk of Financial Instruments. ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value for financial reporting as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value measurement of our financial assets utilized assumptions categorized as observable inputs under ASC 820. Observable inputs are assumptions based on independent market data sources.

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$163,165	$163,165	$0	$0
Short-term investments:
U.S. Treasury securities	110,560	110,560	0	0
Government agency obligations	24,394	0	24,394	0
Corporate bonds	8,903	0	8,903	0
Other assets:
Money market fund	4,372	4,372	0	0

	$311,394	$278,097	$33,297	$0

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$124,347	$124,347	$0	$0
Short-term investments:
U.S. Treasury securities	81,591	81,591	0	0
Government agency obligations	27,932	0	27,932	0
Corporate bonds	28,747	0	28,747	0
Other assets:
Money market fund	3,298	3,298	0	0

	$265,915	$209,236	$56,679	$0

We used quoted prices in active markets for identical assets as of the measurement dates to value our financial assets that were categorized as Level 1. For assets that were categorized in Level 2, we used:

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

The fair value of the notes receivable included in Other assets on our Consolidated Balance Sheet as of December 31, 2010 is estimated by discounting the future cash flows using current rates for similar arrangements. As of December 31, 2010, the carrying value and the estimated fair value of these financial instruments was approximately $18,000.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of December 31, 2010, the carrying value and the estimated fair value of our long-term debt was approximately $150,000.

Financial instruments that potentially subject us to credit risk consist primarily of accounts receivable, interest-bearing investments and notes receivable. There is no concentration of credit risk of our accounts receivable, as the total is comprised of a large number of individual balances owed by students whose credit profiles vary and who are located throughout the United States. Our interest-bearing investments generally consist of high-quality securities issued by various entities and major financial institutions. Substantially all of the assets of the party to whom we issued one of the notes receivable serve as collateral for the repayment of the note.

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

We do not charge a separate fee for textbooks that students use in their programs of study. We record the cost of these textbooks in prepaid expenses and other current assets and amortize the cost of textbooks on a straight-line basis over the applicable course length. Tool kit sales, and the related cost, are recognized when the student receives the tool kit. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average program length. If a student withdraws from an institution, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from a program of study at an institution.

We report 12 weeks of tuition revenue in each of our four fiscal quarters. We standardized the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter can fluctuate from quarter to quarter each year. The total number of weeks of school during each year is 48.

Advertising Costs. We expense all advertising costs as incurred.

Equity-Based Compensation. Stock-based compensation cost for our equity instruments exchanged for employee and director services is measured at the date of grant, based on the calculated fair value of the grant and is recognized as an expense on a straight-line basis over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates, and, for grants made prior to November 24, 2010, when he or she retires. As a result, in certain circumstances, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period.

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

We generally issue shares of our common stock from treasury shares upon the exercise of stock options or vesting of RSUs. As of December 31, 2010, 7,075,563 shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we are unable to determine at this point how many shares we will repurchase over the next 12 months. See Note 4 for additional disclosures regarding our stock repurchases.

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

Earnings Per Common Share. Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	33,165	37,490	38,881
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	336	452	362

Outstanding shares for diluted earnings per share calculation	33,501	37,942	39,243

A total of 1,002,962 shares for fiscal year 2010, 272,279 shares for fiscal year 2009 and 396,226 shares for fiscal year 2008 have been excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

2.	New Accounting Guidance

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, which is included in the Codification under ASC 805, “Business Combinations.” This update provides guidance on the disclosure of supplemental pro forma information for business combinations. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Also in December 2010, the FASB issued ASU No. 2010-28, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other.” This update provides guidance on applying the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, which is included in the Codification under ASC 605, “Revenue Recognition.” This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance became effective for our interim and annual reporting periods beginning July 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging.” This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, “Subsequent Events.” This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820. This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. This guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Also in June 2009, the FASB provided guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also clarified the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminated exceptions for qualifying special-purpose entities from the consolidation guidance and eliminated the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets. This guidance was included in the Codification under ASC 860, “Transfers and Servicing,” and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

3.	Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•

2006 ITT Educational Services, Inc. Equity Compensation Plan – Awards may be granted to our employees and directors under the 2006 ITT Educational Services, Inc. Equity Compensation Plan, as amended (“2006 Equity Compensation Plan”) in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units and other stock-based awards as defined in the plan. The maximum number of shares of our common stock that may be issued pursuant to awards under this plan is 4,000,000. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by three shares. As of

December 31, 2010, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

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

The stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated were as follows:

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense	$15,813	$13,074	$7,235
Income tax (benefit)	($6,089)	($5,034)	($2,785)

We did not capitalize any stock-based compensation cost in the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $15,900, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.8 years.

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

Under the 1997 Stock Plan, the stock options granted typically vested and became exercisable in three equal annual installments commencing with the first anniversary of the date of grant. The maximum term of any stock option granted under the 1997 Stock Plan was 10 years and two days from the date of grant.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Year Ended December 31, 2010
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,605,806	$67.31	$108,094
Granted	305,000	$113.41	34,590
Forfeited	(335)	$35.93	(12)
Exercised	(179,079)	$44.08	(7,893)
Expired	(6,601)	$50.30	(332)

Outstanding at end of period	1,724,791	$77.95	$134,447	4.2 years	$0

Exercisable at end of period	1,193,933	$62.36	$74,457	3.2 years	$1,584

(1)	The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on December 31, 2010, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Shares subject to stock options granted	305,000	258,000	177,543
Weighted average grant date fair value	$43.59	$54.05	$36.83
Shares subject to stock options exercised	179,079	210,044	75,435
Intrinsic value of stock options exercised	$8,920	$14,626	$3,165
Proceeds received from stock options exercised	$7,893	$8,800	$3,241
Tax benefits realized from stock options exercised	$3,385	$5,475	$1,201

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price. The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rates	2.2%	1.6%	2.7%
Expected lives (in years)	4.6	4.5	4.0
Volatility	43%	54%	53%
Dividend yield	None	None	None

Restricted Stock and RSUs. Under the 1997 Stock Plan, restricted shares awarded were subject to a restriction period set by the Compensation Committee of our Board of Directors, during which time the shares may not be sold, transferred, assigned or pledged. For restricted stock awards issued under the 1997 Stock Plan, the restriction period ended on the third anniversary of the date of grant. Under the 2006 Equity Compensation Plan, restricted shares and RSUs awarded are subject to a restriction period of at least: (a) for awards made prior to November 24, 2010, three years in the case of a time-based period of restriction and one year in the case of a performance-based period of restriction; and (b) for awards made after November 24, 2010, one year. All restricted shares and RSUs awarded under the 2006 Equity Compensation Plan as of December 31, 2010 have a time-based restriction period that ends on the third anniversary of the date of grant, except for one grant of 18,249 RSUs made in 2007 which has a time-based restriction period that ends on the fifth anniversary of the date of grant.

The following table sets forth the number of RSUs that were granted, forfeited and vested in the period indicated:

	Year Ended December 31, 2010
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	125,550	$92.31
Granted	47,676	$108.78
Forfeited	(9,374)	$106.68
Vested	(35,049)	$85.51

Unvested at end of period	128,803	$99.22

The total fair market value of the RSUs vested during the year ended December 31, 2010 was $3,593.

4.	Stock Repurchases

As of December 31, 2010, 4,836,725 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Year Ended December 31,
	2010	2009
Number of shares	5,657,500	3,477,875
Total cost	$434,656	$348,123
Average price per share	$76.83	$100.10

From January 31, 2011 through February 14, 2011, we repurchased 1,050,000 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $69,920 or at an average cost per share of $66.59.

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

Borrowings under the Prior Credit Agreement bore interest at the London Interbank Offered Rate (the “LIBOR”), plus an applicable margin based on our indebtedness to net worth ratio, adjusted quarterly. We paid a commitment fee of 0.15% per annum of the average daily unused amount of the credit facilities

We entered into a Second Amended and Restated Credit Agreement dated as of January 11, 2010 and amended as of February 3, 2010 and August 10, 2010 with two unaffiliated lenders (the “Restated Credit Agreement”) which amends and restates in its entirety the Prior Credit Agreement. The Restated Credit Agreement provides for two lines of credit, one in the maximum principal amount of $100,000, and the other in the maximum principal amount of $50,000. Both lines of credit mature on May 1, 2012. The $150,000 of borrowings outstanding under the Prior Credit Agreement continued as borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement have been and may be used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by various education authorities that regulate us.

Borrowings under the Restated Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate, as defined under the Restated Credit Agreement. We pay a facility fee under the Restated Credit Agreement equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused). As of December 31, 2010, the borrowings under the Restated Credit Agreement were $150,000, all of which were secured, and bore interest at a rate of 0.79% per annum. Approximately $157,950 of our investments and cash equivalents held in a pledged account served as collateral for the secured borrowings as of December 31, 2010.

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

The Restated Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. Our material subsidiaries also guarantee the obligations under the Restated Credit Agreement. The availability of borrowings under the Restated Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. We are required to maintain:

•	a certain maximum leverage ratio at the end of each of our fiscal quarters;

•	a quarterly minimum ratio of cash and investments to indebtedness; and

•	a minimum United States Department of Education (“ED”) financial responsibility composite ratio as of the end of each fiscal year.

We were in compliance with those requirements as of December 31, 2010.

We recognized interest expense on our borrowings of $1,912 in the year ended December 31, 2010, $717 in the year ended December 31, 2009 and $4,559 in the year ended December 31, 2008.

6.	Financial Aid Programs

We participate in various Title IV Programs of the HEA. In 2010, approximately 59% of our revenue determined on a cash accounting basis under the calculation of the provision of the HEA commonly referred to as the “90/10 Rule” was from funds distributed under these programs.

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

Our available-for-sale investments were classified as short-term investments on our December 31, 2010 and 2009 Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	December 31, 2010			December 31, 2009
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available-for-Sale Investments:
Government obligations	$110,560	$110,550	$10	$81,591	$81,634	(43)
Government agency obligations	24,394	24,399	(5)	27,932	27,969	(37)
Corporate obligations	8,903	8,908	(5)	28,747	28,690	57

	$143,857	$143,857	$0	$138,270	$138,293	($23)

We also held a certificate of deposit with a total principal value of $5,303 as of December 31, 2010 and $5,137 as of December 31, 2009. This investment is included in short-term investments on our Consolidated Balance Sheet. All of our debt securities classified as available-for-sale as of December 31, 2010 had contractual maturities within five years.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Unrealized gains	$104	$0	$428
Unrealized losses	$0	($451)	$0

No unrealized gains or losses were reclassified out of our accumulated other comprehensive income (loss) during our fiscal years ended December 31, 2010 and 2009. We recognized $96 of investment gains in our Consolidated Statement of Income for the year ended December 31, 2010.

The following table sets forth the components of investment income included in interest income in our Consolidated Statements of Income in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Realized gains on the sale of investments	$96	$177	$0
Interest income on investments	731	3,114	6,498

	$827	$3,291	$6,498

8.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2010	2009
Furniture and equipment	$153,014	$139,982
Buildings and building improvements	126,898	122,270
Land and land improvements	39,598	39,613
Leasehold improvements	16,547	14,000
Software	8,620	8,620
Construction in progress	4,043	1,987

	348,720	326,472
Less: Accumulated depreciation and amortization	(150,507)	(131,023)

Property and equipment, net	$198,213	$195,449

Software includes purchased and internally developed software.

The following table sets forth the depreciation and amortization expense in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Depreciation and amortization expense	$26,764	$24,895	$22,230

9.	Variable Interests

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheet. The discount will be amortized over the term of the Subordinated Note, which is expected to be approximately 15 years. The face value of the Subordinated Note as of December 31, 2010 was approximately $62,355.

The PEAKS Trust utilizes the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust (“PEAKS Guarantee”). See Note 13 – Guarantees, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the fiscal year ended December 31, 2010 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of December 31, 2010 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our consolidated financial statements for the fiscal year ended December 31, 2010. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our consolidated financial statements.

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

In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity under which we have guaranteed the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. See Note 13 – Guarantees, for further discussion of the 2009 RSA.

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We provided advances of $6,311in the fiscal year ended December 31, 2010 and $18,226 in the fiscal year ended December 31, 2009 to the 2009 Entity under the Revolving Note that we were not contractually required to provide. In the fiscal year ended December 31, 2010, the amount of repayments made by the 2009 Entity to us under the Revolving Note exceeded the amount of our advances to the 2009 Entity under the Revolving Note by $2,982. In the fiscal year ended December 31, 2009, the amount of our advances to the 2009 Entity under the Revolving Note exceeded the amount of repayments made by the 2009 Entity to us under the Revolving Note by $12,851. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program. We made the advances instead of retaining the funds and providing internal student financing, which is non-interest bearing. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note, but we may decide to do so in the future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of December 31, 2010 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our consolidated financial statements for the fiscal year ended December 31, 2010. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of December 31, 2010 was $18,245 and is included in other assets on our Consolidated Balance Sheet.

10.	Income Taxes

The following table sets forth the components of the provision for income taxes in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Current income tax expense:
U.S. federal	$216,839	$165,806	$116,016
State and local	37,687	28,354	19,227

Total	$254,526	$194,160	$135,243
Deferred income tax expense (benefit):
U.S. federal	(12,244)	(2,579)	(7,898)
State and local	(2,313)	(487)	(1,491)

Total	(14,557)	(3,066)	(9,389)

Total provision for income taxes	$239,969	$191,094	$125,854

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2010	2009
Deferral of book costs	($2,226)	($2,259)
Property and equipment	(2,885)	(5,257)
Pension	(4,465)	(1,187)
Other	(1,230)	(1,947)

Gross deferred tax (liabilities)	($10,806)	($10,650)

Deferred revenue	3,542	3,426
Accounts receivable	2,938	9,846
Legal accrual	2,111	1,486
Compensation and benefits	3,284	1,904
Stock-based compensation	15,113	10,129
Operating leases	1,426	1,952
Other assets	8,885	0
Other	4,400	2,122

Gross deferred tax assets	$41,699	$30,865

Net deferred income tax asset	$30,893	$20,215

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income in the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6%	3.6%	3.6%
Other	0.5%	0.3%	(0.2%)

Effective income tax rate	39.1%	38.9%	38.4%

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

	Year Ended December 31,
	2010	2009	2008
Balance as of January 1	$13,274	$10,889	$8,564
Increases (decreases) from:
Tax positions taken during a prior period	522	0	0
Tax positions taken during the current period	9,461	3,053	2,851
Settlements with taxing authorities	(78)	(505)	0
Lapse of statute of limitations	(291)	(163)	(526)

Balance as of December 31	$22,888	$13,274	$10,889

The amount of unrecognized tax benefits that, if recognized, would have affected our effective tax rate as of December 31, 2010 was $12,824. We do not expect the amount of our unrecognized tax benefits to significantly increase or decrease during the next 12 months. The amount of interest and penalties related to unrecognized tax benefits accrued on our Consolidated Balance Sheets was $2,797 as of December 31, 2010 and $961 as of December 31, 2009. In each of the years ended December 31, 2010, 2009 and 2008, the amount of interest expense and penalties related to our unrecognized tax benefits that we recognized in our Consolidated Statement of Income was not material.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of December 31, 2010, we were no longer subject to federal, state or local income tax examinations for tax years prior to 2007, except in 12 states where we are still subject to income tax examinations for tax years 2001 through 2006.

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

Effective January 1, 2011, we changed the rates at which interest is credited under the ESI Pension Plan and ESI Excess Pension Plan. This change resulted in the recognition of $6,322, net of tax, of prior service credits in accumulated other comprehensive loss on our Consolidated Balance Sheet as of December 31, 2010.

The information presented below is based on an actuarial valuation date as of December 31 for 2010 and 2009.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2010	2009
Projected benefit obligation at beginning of year	$53,854	$51,308
Service cost	0	0
Actuarial loss	6,406	2,975
Interest cost	3,048	3,104
Benefits paid	(3,060)	(3,533)
Plan amendments	(10,370)	—

Projected benefit obligation at end of year	$49,878	$53,854
Fair value of plan assets at end of year	61,385	56,966

Funded status at end of year	$11,507	$3,112

Our accumulated benefit obligation was $49,878 at December 31, 2010 and $53,854 at December 31, 2009.

The following table sets forth the funded status of our defined benefit plans that was recognized on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2010	2009
Non-current assets	$11,752	$3,384
Current (liabilities)	0	0
Non-current (liabilities)	(245)	(272)

Total	$11,507	$3,112

The weighted-average assumptions used to determine benefit obligations as of December 31, 2010 and 2009 are as follows:

	2010	2009
Discount rate	5.00%	5.50%
Rate of compensation increase	N/A	N/A

The following table sets forth the change in plan assets for the periods indicated:

	Year Ended December 31,
	2010	2009
Fair value of plan assets at beginning of year	$56,966	$49,458
Actual return on plan assets	7,479	10,513
Employer contributions	0	528
Benefits paid	(3,060)	(3,533)

Fair value of plan assets at end of year	$61,385	$56,966

The following tables set forth the fair value of total plan assets by major asset category as of the dates indicated:

		Fair Value Measurements as of December 31, 2010
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$292	$292	$0	$0
Fixed income securities (a)	20,781	20,781	0	0
Equity securities:
Domestic large cap	26,322	26,322	0	0
Mid cap value/growth (a)	7,885	7,885	0	0
Small cap value/growth (a)	4,495	4,495	0	0
Foreign equities	1,610	1,610	0	0

Total	$61,385	$61,385	$0	$0

(a) Mutual funds.

		Fair Value Measurements as of December 31, 2009
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$361	$361	$0	$0
Fixed income securities (a)	22,483	22,483	0	0
Equity securities:
Domestic large cap	23,519	23,519	0	0
Mid cap value/growth (a)	6,337	6,337	0	0
Small cap value/growth (a)	3,450	3,450	0	0
Foreign equities	73	73	0	0
Preferred stock	743	743	0	0

Total	$56,966	$56,966	$0	$0

(a) Mutual funds.

We used quoted prices in active markets for identical assets as of the measurement dates to value our plan assets that were categorized as Level 1.

The following table sets forth the amounts in accumulated other comprehensive loss on our Consolidated Balance Sheets that have not been recognized as components of net periodic benefit cost as of the dates indicated:

	As of December 31,
	2010	2009
Net actuarial (loss)	($17,824)	($16,413)
Prior service (cost) credit	10,242	(156)
Income tax benefit	2,992	6,499

Total accumulated other comprehensive (loss)	($4,590)	($10,070)

The following table sets forth the components of net periodic pension cost (benefit) in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Interest cost	$3,048	$3,103	$3,088
Expected return on assets	(4,401)	(3,819)	(5,228)
Recognized net actuarial loss	1,917	2,364	0
Amortization of prior service cost	28	28	27

Net periodic benefit cost (benefit)	$592	$1,676	($2,113)
Settlement loss	0	46	1,527

Total net periodic pension cost (benefit)	$592	$1,722	($586)

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

The following table sets forth the amounts related to changes in plan assets and projected benefit obligations that were recognized in other comprehensive (income) loss in the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Net actuarial (gain) loss	$3,328	($3,765)	$16,922
Amortization of net actuarial loss	(1,917)	(2,364)	0
Prior service cost (credit)	(10,370)	0	184
Amortization of prior service cost	(28)	(28)	0

Other comprehensive (income) loss	($8,987)	($6,157)	$17,106

Total recognized in net periodic pension cost (benefit) and other comprehensive loss (income)	($8,395)	($4,435)	$16,520

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans. The estimated net actuarial loss that is expected to be amortized from accumulated other comprehensive loss and recognized in net periodic pension cost for the year ended December 31, 2011 is $1,715 and the estimated prior service credit that is expected to be amortized from accumulated other comprehensive loss and recognized in net periodic pension benefit for the year ended December 31, 2011 is $1,505.

The weighted-average assumptions used to determine net periodic pension cost in the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Discount rate	5.50%	6.25%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2011	$3,342
Fiscal 2012	$3,676
Fiscal 2013	$3,709
Fiscal 2014	$4,353
Fiscal 2015	$3,352
Fiscal 2016 – 2020	$18,792

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

In 2010, we made no contributions to the ESI Excess Pension Plan or the ESI Pension Plan. In 2009, we contributed $528 to the ESI Excess Pension Plan and made no contributions to the ESI Pension Plan. We do not expect to make any contributions to either the ESI Pension Plan or the ESI Excess Pension Plan in 2011.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were:

•	$5,063 in the year ended December 31, 2010;

•	$4,430 in the year ended December 31, 2009; and

•	$3,043 in the year ended December 31, 2008.

On October 27, 2010, the ED issued a final rule, which goes into effect on July 1, 2011, that prohibits any incentive compensation based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds (the “Incentive Compensation Prohibition”). The Incentive Compensation Prohibition precludes profit-sharing payments, but it is not clear whether any of the benefits that we provide under the ESI 401(k) Plan or ESI Excess Savings Plan to our employees would be precluded under the Incentive Compensation Prohibition on and after July 1, 2011.

12.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2010, the total face amount of those surety bonds was approximately $25,993.

We are also subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. We cannot assure you of the ultimate outcome of any litigation involving us. Although we believe our estimates related to any litigation are reasonable, deviations from our estimates could produce a materially different result. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business.

On November 3, 2010, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Operating Engineers Construction Industry and Miscellaneous Pension Fund, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Operating Engineers Lawsuit”). The complaint alleges, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act and

Rule 10b-5 promulgated thereunder, by making false and misleading statements and engaging in fraudulent business practices. The putative class period in this action is from October 23, 2008 through August 13, 2010. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified damages, interest, costs, attorney’s fees, equitable relief and injunctive relief. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

On November 12, 2010, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers and all of our current Directors in the United States District Court for the Southern District of New York under the following caption: Antonio Cosing, Derivatively and On Behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Cosing Lawsuit”). The complaint alleges, among other things, that from October 23, 2008 through August 13, 2010, the defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint seeks, among other things, unspecified damages, equitable and/or injunctive relief, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. On December 14, 2010, the Cosing Lawsuit was consolidated into the Operating Engineers Lawsuit.

On November 22, 2010, another complaint in a shareholder derivative lawsuit was filed against seven of our current officers and all of our current Directors in the United States District Court for the Southern District of Indiana under the following caption: Roger B. Orensteen, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. The complaint alleges, among other things, that, from January 2008 through August 2010, the defendants violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint seeks, among other things, unspecified damages, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

On December 3, 2010, another complaint in a shareholder derivative lawsuit was filed against two of our current executive officers and all of our current Directors in the United States District Court for the Southern District of New York under the following caption: J. Kent Gregory, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Gregory Lawsuit”). The complaint alleges, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched by us and misappropriated information about us, by making false and misleading statements and engaging in fraudulent business practices. The complaint seeks, among other things, unspecified damages, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. The Gregory Lawsuit was consolidated into the Cosing Lawsuit on December 13, 2010 and further consolidated into the Operating Engineers Lawsuit on December 14, 2010.

Lease Commitments. We lease our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and we expect that:

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

Rent expense under our operating leases was:

•	$43,777 in the year ended December 31, 2010;

•	$37,987 in the year ended December 31, 2009; and

•	$32,574 in the year ended December 31, 2008.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 are as follows:

2011	$42,942
2012	43,588
2013	38,269
2014	30,040
2015	17,092
2016 and thereafter	11,629

$183,560

Future minimum rental payments related to equipment leases are not significant.

13.	Guarantees

We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of December 31, 2010, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Consolidated Balance Sheet as of December 31, 2010. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of December 31, 2010.

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

As of December 31, 2010, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA, and our recorded liability for the guarantee obligations related to those arrangements included in other liabilities on our Consolidated Balance Sheet was not material.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2010

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2010	$25,227	$86,935	($104,636)	$7,526
Year Ended December 31, 2009	$16,064	$81,983	($72,820)	$25,227
Year Ended December 31, 2008	$5,378	$43,286	($32,600)	$16,064

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY FINANCIAL RESULTS

FOR 2010 AND 2009

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2010
Revenue	$383,957	$401,849	$400,597	$410,126	$1,596,529
Cost of educational services	134,382	133,763	134,478	135,232	537,855
Student services and administrative expenses	106,960	110,954	114,706	112,505	445,125

Operating income	142,615	157,132	151,413	162,389	613,549
Interest income	709	533	634	628	2,504
Interest (expense)	(420)	(514)	(490)	(494)	(1,918)

Income before provision for income taxes	142,904	157,151	151,557	162,523	614,135
Provision for income taxes	55,453	61,111	58,380	65,025	239,969

Net income	$87,451	$96,040	$93,177	$97,498	$374,166

Earnings per share:
Basic	$2.50	$2.82	$2.84	$3.16	$11.28
Diluted	$2.46	$2.78	$2.82	$3.14	$11.17
2009
Revenue	$288,033	$317,140	$339,643	$374,378	$1,319,194
Cost of educational services	101,087	110,792	116,730	121,226	449,835
Student services and administrative expenses	88,459	90,413	101,421	100,274	380,567

Operating income	98,487	115,935	121,492	152,878	488,792
Interest income	1,233	878	716	464	3,291
Interest (expense)	(194)	(208)	(191)	(133)	(726)

Income before provision for income taxes	99,526	116,605	122,017	153,209	491,357
Provision for income taxes	38,608	45,509	47,409	59,568	191,094

Net income	$60,918	$71,096	$74,608	$93,641	$300,263

Earnings per share:
Basic	$1.58	$1.87	$2.00	$2.59	$8.01
Diluted	$1.56	$1.85	$1.98	$2.56	$7.91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

	By:	/S/ KEVIN M. MODANY
Dated: February 18, 2011		Kevin M. Modany
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN M. MODANY Kevin M. Modany	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/S/ DANIEL M. FITZPATRICK Daniel M. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2011

/S/ JOHN F. COZZI John F. Cozzi	Director	February 18, 2011

/S/ JOHN E. DEAN John E. Dean	Director	February 18, 2011

/S/ JAMES D. FOWLER, JR. James D. Fowler, Jr.	Director	February 18, 2011

/S/ JOANNA T. LAU Joanna T. Lau	Director	February 18, 2011

/S/ SAMUEL L. ODLE Samuel L. Odle	Director	February 18, 2011

/S/ LLOYD G. WATERHOUSE Lloyd G. Waterhouse	Director	February 18, 2011

/S/ VIN WEBER Vin Weber	Director	February 18, 2011

/S/ JOHN A. YENA John A. Yena	Director	February 18, 2011

S – 1

INDEX TO EXHIBITS

		Description	Incorporated by Reference From
Exhibit No.			Form	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as Amended to Date	10-Q	3.1	7/29/05

3.2		Restated By-Laws, as Amended to Date	8-K	3.2	1/22/09

10.1	*	1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q	10.8	8/8/97

10.2		Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-Q	10.11	7/27/98

10.3	*	Restated ESI 401(k) Plan	10-Q	10.14	7/24/08

10.4	*	ESI Excess Savings Plan – 2008 Restatement	10-K	10.15	2/21/08

10.5	*	First Amendment of ESI 401(k) Plan	10-K	10.16	2/18/09

10.6	*	Second Amendment of ESI 401(k) Plan	10-K	10.6	2/19/10

10.7		First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-K	10.18	2/19/99

10.8	*	ESI Excess Pension Plan – 2008 Restatement	10-K	10.19	2/21/08

10.9	*	1999 Outside Directors Stock Option Plan	S-8	4.3	8/10/99

10.10	*	ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement	10-K	10.21	2/21/08

10.11	*	ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement	10-K	10.22	2/21/08

10.12	*	First Amendment to ESI Excess Pension Plan – 2008 Restatement	10-Q	10.23	7/24/08

10.13		Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)	10-Q	10.24	10/31/00

10.14	*	ITT Educational Services, Inc. Senior Executive Severance Plan	10-Q	10.26	10/25/07

10.15	*	Restated ESI Pension Plan	10-K	10.30	2/18/09

10.16	*	First Amendment of ESI Pension Plan	10-K	10.31	2/18/09

10.17	*	Second Amendment of ESI Pension Plan	10-K	10.17	2/19/10

10.18	*	Third Amendment of ESI Pension Plan	10-Q	10.38	10/22/10

10.19	*	Fourth Amendment of ESI Pension Plan				X

10.20	*	First Amendment to the 1999 Outside Directors Stock Option Plan	10-Q	10.37	7/17/03

10.21	*	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q	10.38	7/17/03

10.22	*	Second Amendment to the 1999 Outside Directors Stock Option Plan	10-Q	10.42	4/27/04

S – 2

10.23	*	Third Amendment to the 1999 Outside Directors Stock Option Plan	8-K	10.47	1/28/05

10.24	*	Summary of Certain Director and Executive Compensation				X

10.25	*	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q	10.53	5/1/06

10.26	*	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q	10.54	10/26/06

10.27	*	2006 ITT Educational Services, Inc. Equity Compensation Plan	8-K	10.55	5/10/06

10.28	*	First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q	10.57	10/26/06

10.29	*	Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q	10.58	10/26/06

10.30	*	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q	10.59	7/26/07

10.31	*	Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q	10.61	7/26/07

10.32	*	Third Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan				X

10.33	*	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 17, 2011)				X

10.34	*	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after November 24, 2010)				X

10.35	*	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after November 24, 2010)				X

10.36		Amended and Restated Credit Agreement, dated as of December 17, 2007, between ITT Educational Services, Inc. and JPMorgan Chase Bank, N.A.	8-K	10.62	12/20/07

10.37		First Amendment to Credit Agreement, dated as of March 19, 2009, between ITT Educational Services, Inc. and JPMorgan Chase Bank, N.A.	10-Q	10.63	4/23/09

10.38		Second Amended and Restated Credit Agreement, dated as of January 11, 2010 among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	8-K	10.64	1/12/10

S – 3

10.39	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 3, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	10-K	10.36	2/19/10

10.40	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 10, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	10-Q	10.37	10/22/10

21	Subsidiaries				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934				X

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934				X

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350				X

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350				X

101	The following materials from ITT Educational Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

S - 4