Form 10-Q
period 2011-03-31
ITT EDUCATIONAL SERVICES INC
filed 2011-04-22
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes    ☐        No     ☒

28,069,708

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2011

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2011

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2011 and 2010 (unaudited) and December 31, 2010

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2011 and 2010

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 and 2010 (unaudited) and the year ended December 31, 2010

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	March 31, 2011	December 31, 2010	March 31, 2010
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,922	$163,779	$165,544
Short-term investments	152,612	149,160	156,143
Restricted cash	1,820	255	5,298
Accounts receivable, net	59,798	68,937	88,290
Deferred income taxes	5,402	9,079	13,321
Prepaid expenses and other current assets	24,388	22,887	19,735

Total current assets	431,942	414,097	448,331

Property and equipment, net	196,579	198,213	191,438
Deferred income taxes	28,125	21,814	9,720
Other assets	44,869	40,656	27,900

Total assets	$701,515	$674,780	$677,389

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$72,689	$67,920	$68,474
Accrued compensation and benefits	19,345	28,428	17,465
Other current liabilities	61,321	15,441	65,851
Deferred revenue	265,540	244,362	191,795

Total current liabilities	418,895	356,151	343,585

Long-term debt	150,000	150,000	150,000
Other liabilities	52,151	40,559	28,294

Total liabilities	621,046	546,710	521,879

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904, 37,068,904 and 54,068,904 issued	371	371	541
Capital surplus	177,594	173,935	160,371
Retained earnings	607,765	524,678	1,090,413
Accumulated other comprehensive (loss)	(4,563)	(4,509)	(9,851)
Treasury stock, 8,999,196, 7,075,563 and 19,531,095 shares, at cost	(700,698)	(566,405)	(1,085,964)

Total shareholders’ equity	80,469	128,070	155,510

Total liabilities and shareholders’ equity	$701,515	$674,780	$677,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$383,171	$383,957
Costs and expenses:
Cost of educational services	137,926	134,382
Student services and administrative expenses	104,583	106,960

Total costs and expenses	242,509	241,342

Operating income	140,662	142,615
Interest income	835	709
Interest (expense)	(557)	(420)

Income before provision for income taxes	140,940	142,904
Provision for income taxes	55,554	55,453

Net income	$85,386	$87,451

Earnings per share:
Basic	$2.94	$2.50
Diluted	$2.91	$2.46

Weighted average shares outstanding:
Basic	29,085	35,028
Diluted	29,312	35,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$85,386	$87,451
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,842	6,758
Provision for doubtful accounts	12,667	22,765
Deferred income taxes	(2,685)	(2,978)
Excess tax benefit from stock option exercises	(351)	(921)
Stock-based compensation expense	3,914	4,813
Other	(1,430)	156
Changes in operating assets and liabilities:
Restricted cash	(1,565)	(3,407)
Accounts receivable	(3,528)	(25,629)
Accounts payable	4,769	7,199
Other operating assets and liabilities	56,922	43,051
Deferred revenue	21,178	19,862

Net cash flows from operating activities	182,119	159,120

Cash flows from investing activities:
Facility expenditures and land purchases	(502)	(839)
Capital expenditures, net	(4,699)	(5,298)
Proceeds from sales and maturities of investments and repayment of notes	142,085	84,698
Purchase of investments and note advances	(158,589)	(107,172)

Net cash flows from investing activities	(21,705)	(28,611)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	351	921
Proceeds from exercise of stock options	3,028	1,026
Repurchase of common stock and shares tendered for taxes	(139,650)	(95,700)

Net cash flows from financing activities	(136,271)	(93,753)

Net change in cash and cash equivalents	24,143	36,756
Cash and cash equivalents at beginning of period	163,779	128,788

Cash and cash equivalents at end of period	$187,922	$165,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2009	54,069	$541	$154,495	$1,006,903	($10,093)	(18,623)	($995,261)	$156,585

For the three months ended March 31, 2010 (unaudited):
Net income				87,451				87,451
Other comprehensive income:
Prior service costs, net of $3 of income tax					4			4
Net actuarial pension loss, net of $147 of income tax					230			230
Unrealized gain					8			8

Comprehensive income								87,693

Exercise of stock options and equity awards				(3,942)		51	4,968	1,026
Tax benefit from exercise of stock options and equity award vesting			1,063					1,063
Stock-based compensation			4,813					4,813
Common shares repurchased						(953)	(95,025)	(95,025)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(7)	(675)	(675)

Balance as of March 31, 2010	54,069	541	160,371	1,090,413	(9,851)	(19,531)	(1,085,964)	155,510

For the nine months ended December 31, 2010 (unaudited):
Net income				286,715				286,715
Other comprehensive income:
Prior service costs, net of $4,055 of income tax					6,336			6,336
Net actuarial pension loss, net of $404 of income tax					(1,090)			(1,090)
Unrealized gain					96			96

Comprehensive income								292,057

Exercise of stock options and equity awards				(9,689)		163	16,556	6,867
Tax benefit from exercise of stock options and equity award vesting			2,564					2,564
Stock-based compensation			11,000					11,000
Common shares repurchased						(4,705)	(339,631)	(339,631)
Shares tendered for taxes						(3)	(297)	(297)
Common shares retired	(17,000)	(170)		(842,761)		17,000	842,931	0

Balance as of December 31, 2010	37,069	371	173,935	524,678	(4,509)	(7,076)	(566,405)	128,070

For the three months ended March 31, 2011 (unaudited):
Net income				85,386				85,386
Other comprehensive income:
Prior service costs, net of $135 of income tax					(211)			(211)
Net actuarial pension loss, net of $186 of income tax					290			290
Unrealized (loss)					(133)			(133)

Comprehensive income								85,332

Exercise of stock options and equity awards				(2,300)		84	5,328	3,028
Tax benefit from exercise of stock options and equity award vesting			351					351
Stock-based compensation			3,308					3,308
Common shares repurchased						(2,000)	(139,097)	(139,097)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(8)	(553)	(553)

Balance as of March 31, 2011	37,069	$371	$177,594	$607,765	($4,563)	(8,999)	($700,698)	$80,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of March 31, 2011, we were offering master, bachelor and associate degree programs to approximately 84,000 students at ITT Technical Institute and Daniel Webster College locations. As of March 31, 2011, we had 134 locations (including 130 campuses and four learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. As of March 31, 2011, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements. See Note 8 – Variable Interests, for additional discussion of our variable interests.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010.

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

Also in December 2010, the FASB issued ASU No. 2010-28, which is included in the Codification under ASC 350 “Intangibles – Goodwill and Other.” This update provides guidance on applying the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2011:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$181,056	$181,056	$0	$0
Short-term investments:
U.S. Treasury obligations	100,658	100,658	0	0
Government agency obligations	33,172	0	33,172	0
Corporate obligations	13,437	0	13,437	0
Other assets:
Money market fund	7,699	7,699	0	0

	$336,022	$289,413	$46,609	$0

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

The fair value of the notes receivable included in other assets on our Condensed Consolidated Balance Sheet as of March 31, 2011 is estimated by discounting the future cash flows using current rates for similar arrangements. As of March 31, 2011, each of the carrying value and the estimated fair value of these financial instruments was approximately $18,000.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of March 31, 2011, each of the carrying value and the estimated fair value of our long-term debt was approximately $150,000.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense	$3,914	$4,813
Income tax (benefit)	($1,507)	($1,853)

We did not capitalize any stock-based compensation cost in the three months ended March 31, 2011 or 2010.

As of March 31, 2011, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $26,598, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.0 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2011
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,724,791	$77.95	$134,447
Granted	159,500	$69.43	11,074
Forfeited	0	$0	0
Exercised	(60,530)	$50.02	(3,028)
Expired	0	$0	0

Outstanding at end of period	1,823,761	$78.13	$142,493	4.2 years	$0

Exercisable at end of period	1,372,580	$71.31	$97,877	3.5 years	$1,155

(1)	The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on March 31, 2011, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2011	2010
Shares subject to stock options granted	159,500	305,000
Weighted average grant date fair value per share	$28.90	$43.59
Shares subject to stock options exercised	60,530	32,129
Intrinsic value of stock options exercised	$911	$2,430
Proceeds received from stock options exercised	$3,028	$1,026
Tax benefits realized from stock options exercised	$351	$923

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rates	1.8%	2.2%
Expected lives (in years)	4.7	4.6
Volatility	48%	43%
Dividend yield	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2011
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	128,803	$99.22
Granted	153,826	$69.39
Forfeited	(3,145)	$97.62
Vested	(23,803)	$88.10

Unvested at end of period	255,681	$82.32

In January 2011, we awarded 50,363 RSUs that have a time-based restriction period that ends on the first anniversary of the date of grant. Each of these RSUs had a grant date fair value of $69.43 and will be settled in cash. All other RSUs awarded in the three months ended March 31, 2011 have a time-based restriction period that ends on the third anniversary of the date of grant and will be settled in shares of our common stock. The total fair market value of the RSUs vested during the three months ended March 31, 2011 was $1,561.

5.	Stock Repurchases

As of March 31, 2011, 2,836,725 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended March 31,
	2011	2010
Number of shares	2,000,000	952,500
Total cost	$139,097	$95,025
Average cost per share	$69.55	$99.76

6.	Debt

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

Borrowings under the Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement. We pay a facility fee equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused). As of March 31, 2011, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.79% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of March 31, 2011.

The following table sets forth the interest expense (including the facility fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement that was replaced by the Credit Agreement in the periods indicated:

	Three Months Ended March 31,
	2011	2010
Interest expense	$557	$420

7.	Investments

Our available-for-sale investments were classified as short-term investments on our March 31, 2011, December 31, 2010 and March 31, 2010 Condensed Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	March 31, 2011			December 31, 2010			March 31, 2010
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available- for-Sale Investments:
Variable rate demand notes	$0	$0	$0	$0	$0	$0	$15,000	$15,000	$0
Government obligations	100,658	100,691	(33)	110,560	110,550	10	80,686	80,712	(26)
Government agency obligations	33,172	33,187	(15)	24,394	24,399	(5)	31,430	31,454	(24)
Corporate obligations	13,437	13,441	(4)	8,903	8,908	(5)	23,849	23,814	35

	$147,267	$147,319	($52)	$143,857	$143,857	$0	$150,965	$150,980	($15)

We also held a certificate of deposit with a total principal value of $5,345 as of March 31, 2011, $5,303 as of December 31, 2010 and $5,178 as of March 31, 2010. This investment is included in short-term investments on our Condensed Consolidated Balance Sheet. All of our debt securities classified as available-for-sale as of March 31, 2011 had contractual maturities within five years.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended March 31,
	2011	2010
Unrealized gains	$0	$8
Unrealized (losses)	($133)	$0

No unrealized gains or losses were reclassified out of our accumulated other comprehensive income (loss) in the three months ended March 31, 2011 and 2010. We recognized $145 of investment gains in our Condensed Consolidated Statements of Income in the three months ended March 31, 2011.

The following table sets forth the components of investment income included in interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended March 31,
	2011	2010
Interest income on investments	$155	$153
Realized gains on the sale of investments	145	93

	$300	$246

8.	Variable Interests

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheet. The discount will be amortized over the term of the Subordinated Note, which is expected to be approximately 15 years. The face value of the Subordinated Note as of March 31, 2011 was approximately $73,731.

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

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three months ended March 31, 2011 or 2010 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of March 31, 2011 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three months ended March 31, 2011. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We did not provide any advances to the 2009 Entity under the Revolving Note in the three months ended March 31, 2011. We provided advances of $2,568 in the three months ended March 31, 2010 to the 2009 Entity under the Revolving Note that we were not contractually required to provide. In the three months ended March 31, 2011, the 2009 Entity repaid $758 to us under the Revolving Note. In the three months ended March 31, 2010, the amount of repayments made by the 2009 Entity to us under the Revolving Note exceeded the amount of our advances to the 2009 Entity under the Revolving Note by $604. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2025 maturity date.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program. We made the advances instead of retaining the funds and providing internal student financing, which is non-interest bearing. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note, but we may decide to do so in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of March 31, 2011 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three months ended March 31, 2011. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of March 31, 2011 was $18,019 and is included in Other assets on our Condensed Consolidated Balance Sheet.

9.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	29,085	35,028
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	227	471

Outstanding shares for diluted earnings per share calculation	29,312	35,499

A total of 1,122,931 shares at March 31, 2011 and 577,000 shares at March 31, 2010 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Interest cost	$598	$720
Expected return on assets	(1,147)	(1,110)
Recognized net actuarial loss	476	377
Amortization of prior service (credit) cost	(346)	7

Net periodic pension (benefit)	($419)	($6)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

The rates at which interest is credited under the ESI Pension Plan and ESI Excess Pension Plan were changed effective January 1, 2011. This was the primary cause of the lower interest cost in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This change also resulted in the recognition of a prior service credit, which is being amortized and is included in the net periodic pension benefit in the three months ended March 31, 2011.

We made no contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three months ended March 31, 2011 and 2010. We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2011.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2011, the total face amount of those surety bonds was approximately $28,935.

We are also subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, employee-related matters and taxes, among others. We cannot assure you of the ultimate outcome of any litigation involving us. Although we believe that our estimates related to any litigation are reasonable, deviations from our estimates could produce a materially different result. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business.

On November 3, 2010, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Operating Engineers Construction Industry and Miscellaneous Pension Fund, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Securities Litigation”). On January 21, 2011, the court named the Wyoming Retirement System as the lead plaintiff in the Securities Litigation. On April 1, 2011, an amended complaint was filed in the Securities Litigation under the following caption: In re ITT Educational Services, Inc. Securities and Shareholder Derivative Litigation. The amended complaint alleges, among other things, that:

•

the defendants violated Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by creating and implementing a systemically predatory business model that operated as a fraud or deceit on purchasers of our common stock during the class period by misrepresenting our financials and future business prospects;

•	the defendants’ misrepresentations and material omissions caused our common stock to trade at artificially inflated prices throughout the class period; and
•

the market’s expectations were ultimately corrected on August 13, 2010 when the ED published the loan repayment rate of our students under a formula contained in proposed regulations published by the ED on July 26, 2010.

The putative class period in this action is from October 23, 2008 through August 13, 2010. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, expenses, attorneys’ fees and expert fees. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

On November 12, 2010, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers and all of our current Directors in the United States District Court for the Southern District of New York under the following caption: Antonio Cosing, Derivatively and On Behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Cosing Lawsuit”). The complaint alleges, among other things, that from October 23, 2008 through August 13, 2010, the defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint seeks, among other things, unspecified damages, equitable and/or injunctive relief, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. On December 14, 2010, the Cosing Lawsuit was consolidated into the Securities Litigation.

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

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. The Gregory Lawsuit was consolidated into the Cosing Lawsuit on December 13, 2010 and further consolidated into the Securities Litigation on December 14, 2010.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2011, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2011. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of March 31, 2011.

We also are a party to a separate risk sharing agreement (the “2007 RSA”) with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under this agreement. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Based on information that we have received to date from the lender, we believe that the total original principal amount of private education loans made under the 2007 RSA, net of amounts refunded under those loans, was approximately $180,000. Our obligations under the 2007 RSA will remain in effect until all private education loans under the agreement are paid in full or charged off by the lender. The standard repayment term for a private education loan made under the 2007 RSA is ten years, with repayment generally beginning six months after a student graduates, withdraws or is terminated from his or her program of study.

As of March 31, 2011, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantees under the PEAKS Guarantee, the 2009 RSA and the 2007 RSA and, if so, in what amount. As of March 31, 2011, our recorded liability for the guarantee obligations related to those arrangements was not material and is included in Other liabilities on our Condensed Consolidated Balance Sheet.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC for discussion of, among other matters, the following items:

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of March 31, 2011, we were offering master, bachelor and associate degree programs to approximately 84,000 students. As of March 31, 2011, we had 134 locations (including 130 campuses and four learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the first quarter of 2011, we did not begin operations at any new ITT Technical Institute campuses. We plan to begin operations at eight to ten new locations during the remainder of 2011. Our overall expansion plans include:

•	increasing student enrollment in existing programs at existing campuses;
•	increasing the number and types of program offerings that are delivered in residence and/or online;
•	operating new campuses across the United States; and
•	adding learning sites to existing campuses.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

New Accounting Guidance

In December 2010, the FASB issued ASU No. 2010-29, which is included in the Codification under ASC 805. This update provides guidance on the disclosure of supplemental pro forma information for business combinations. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Also in December 2010, the FASB issued ASU No. 2010-28, which is included in the Codification under ASC 350. This update provides guidance on applying the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of educational services	36.0%	35.0%
Student services and administrative expenses	27.3%	27.9%

Operating income	36.7%	37.1%
Interest income, net	0.1%	0.1%

Income before provision for income taxes	36.8%	37.2%

The following table sets forth our total student enrollment as of the dates indicated:

	2011		2010
		Increase/
	Total	(Decrease)	Total	Increase
Total Student	Student	From	Student	Over
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	84,030	(0.6%)	84,555	28.9%
June 30	Not applicable	Not applicable	84,695	21.2%
September 30	Not applicable	Not applicable	88,004	11.1%
December 31	Not applicable	Not applicable	84,686	4.9%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;
•	after graduating in a prior academic term from a different program of study at that campus; or
•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2011		2010
		Increase/		Increase/
New Student Enrollment	New	(Decrease)	New	(Decrease)
in the Three	Student	From	Student	From
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	21,761	(5.6%)	23,064	21.8%
June 30	Not applicable	Not applicable	21,673	10.1%
September 30	Not applicable	Not applicable	26,664	(3.9%)
December 31	Not applicable	Not applicable	17,722	(9.4%)

Total for the year	Not applicable	Not applicable	89,123	3.7%

We believe that economic downturns in the United States, in particular those that result in higher unemployment rates among unskilled workers, have historically been associated with increased student enrollment at postsecondary educational institutions. Based on this, we believe that the recent economic recession in the United States which has given rise to higher unemployment among unskilled workers in 2009 and 2010 may have contributed to the year-over-year increases in our new and total student enrollment through June 30, 2010. These increases had a material favorable effect on our results of operations, cash flows and financial condition. There are a number of other factors, however, that affect new student enrollment, including changes in the types and levels of utilization of the various forms of media advertising that we use, which have recently negatively impacted, and could continue to negatively impact, this trend.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of (1):
Year	March 31	June 30	September 30	December 31
2009	75.3%	75.3%	73.6%	77.3%
2010	76.1%	74.5%	72.4%	76.1%
2011	73.5%	Not applicable	Not applicable	Not applicable

(1)	Students enrolled at Daniel Webster College have been included beginning with the rate as of September 30, 2009. The impact on our students’ persistence as a result of the inclusion of Daniel Webster College students in the calculation was not material.

The decrease in student persistence as of March 31, 2011 and December 31, September 30 and June 30, 2010 compared to the corresponding prior year dates was primarily due to, in order of significance:

•	a higher number of students who graduated at the end of the academic periods that began in December, September, June and March 2010 compared to the end of the same academic periods in 2009; and
•	a slight decrease in student retention in the academic periods that began in December, September, June and March 2010 compared to the same academic periods in 2009.

We believe that the slight decrease in student retention in the academic period that began in December 2010 was due primarily to weather-related disruptions that affected the academic calendar. In the absence of those disruptions, we believe that student retention in the academic period that began in December 2010 would have been substantially similar to student retention in the same academic period that began in 2009.

We believe that student persistence may decline as of June 30, September 30 and December 31, 2011 compared to the same dates in 2010, primarily due to a significant increase in the number of students who are scheduled to graduate in the remaining fiscal quarters of 2011 compared to the same fiscal quarters in 2010. A decline in student persistence, along with any decrease in new student enrollment, would negatively impact our total student enrollment in 2011.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010. Revenue decreased $0.8 million, or 0.2%, to $383.2 million in the three months ended March 31, 2011 compared to $384.0 million in the three months ended March 31, 2010. The primary factors that contributed to this decrease included, in order of significance:

•	the impact of private education loan programs on the accounting for revenue earned; and
•	an increase in the amount of institutional scholarships and other awards that we granted to our students in the three months ended March 31, 2011.

The decrease in revenue was partially offset by:

•	a 4.9% increase in total student enrollment at December 31, 2010 compared to December 31, 2009; and
•	a 5.0% increase in tuition rates implemented in March 2010.

The primary factors that contributed to the increase in total student enrollment at December 31, 2010 compared to December 31, 2009 included, in order of significance:

•	student enrollment growth in programs of study and at locations that were in operation prior to 2009;
•	new programs of study offered at our campuses; and
•	operating new campuses.

While we have typically increased the tuition rates for our programs of study annually, we have not increased, and do not intend to increase, the tuition rates in 2011. In addition, we believe that the amount of scholarships and other awards available to our students will continue to increase in 2011. We believe that the combination of these two factors, as well as the continued impact of private education loan programs on the accounting for revenue earned, will result in a decrease in the average revenue per student in 2011 compared to 2010.

Cost of educational services increased $3.5 million, or 2.6%, to $137.9 million in the three months ended March 31, 2011 compared to $134.4 million in the three months ended March 31, 2010. The primary factors that contributed to this increase included, in order of significance:

•	the increased costs associated with operating new campuses; and
•	an increase in compensation and benefit costs associated with a greater number of employees.

Cost of educational services as a percentage of revenue increased 100 basis points to 36.0% in the three months ended March 31, 2011 compared to 35.0% in the three months ended March 31, 2010. The primary factors that contributed to this increase included, in order of significance:

•	costs associated with operating new campuses; and
•	compensation costs that increased at a higher rate than the increase in revenue.

Student services and administrative expenses decreased $2.4 million, or 2.2%, to $104.6 million in the three months ended March 31, 2011 compared to $107.0 million in the three months ended March 31, 2010. The principal cause of this decrease was a reduction in the amount of bad debt expense which was partially offset by:

•	an increase in compensation and benefit costs associated with a greater number of employees; and
•	an increase in media advertising expenditures.

Student services and administrative expenses decreased to 27.3% of revenue in the three months ended March 31, 2011 compared to 27.9% of revenue in the three months ended March 31, 2010. The principal cause of this decrease was a decrease in bad debt expense as a percentage of revenue to 3.3% in the three months ended March 31, 2011 compared to 5.9% in the three months ended March 31, 2010. The decrease in student services and administrative expenses as a percentage of revenue was partially offset by increases in compensation and media expenses as a percentage of revenue. The primary factor that contributed to the decrease in bad debt expense as a percentage of revenue was a decrease in the amount of internal student financing that we provided to our students in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to the private education loan programs available to our students in the three months ended March 31, 2011. We believe that our bad debt expense as a percentage of revenue will be in the range of 4.0% to 6.0% in 2011, primarily due to private education loan programs available to our students in 2011.

Operating income decreased $2.0 million, or 1.4%, to $140.7 million in the three months ended March 31, 2011 compared to $142.6 million in the three months ended March 31, 2010, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services and student services and administrative expenses. Our operating margin decreased to 36.7% in the three months ended March 31, 2011 compared to 37.1% in the three months ended March 31, 2010, as a result of the impact of the factors discussed above.

Interest income increased $0.1 million, or 17.8%, to $0.8 million in the three months ended March 31, 2011 compared to $0.7 million in the three months ended March 31, 2010, primarily due to amortization of the discount on the Subordinated Note. Interest expense increased $0.1 million, or 32.6%, to $0.6 million in the three months ended March 31, 2011 compared to $0.4 million in the three months ended March 31, 2010, due to an increase in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 39.4% in the three months ended March 31, 2011 compared to 38.8% in the three months ended March 31, 2010. Our combined effective income tax rate increased primarily due to changes in state income tax laws and the conclusion of certain state income tax audits.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $187.9 million as of March 31, 2011 compared to $163.8 million as of December 31, 2010 and $165.5 million as of March 31, 2010. We also had short-term investments of $152.6 million as of March 31, 2011 compared to $149.2 million as of December 31, 2010 and $156.1 million as of March 31, 2010. In total, our cash and cash equivalents and short-term investments were $340.5 million as of March 31, 2011 compared to $312.9 million as of December 31, 2010 and $321.7 million as of March 31, 2010. The $27.6 million increase in cash and cash equivalents and short-term investments as of March 31, 2011 compared to December 31, 2010 was primarily due to cash generated from operations which was offset by repurchases of our common stock. The $18.8 million increase in cash and cash equivalents and short-term investments as of March 31, 2011 compared to March 31, 2010 was primarily due to cash generated from operations which was offset by repurchases of our common stock.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $12.3 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of March 31, 2011.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2011. In 2010, we made no contributions to the ESI Pension Plan or the ESI Excess Pension Plan.

Operations. Cash from operating activities increased $23.0 million to $182.1 million in the three months ended March 31, 2011 compared to $159.1 million in the three months ended March 31, 2010, primarily due to an increase in funds received from private education loans made to our students by third-party lenders.

Accounts receivable less allowance for doubtful accounts was $59.8 million as of March 31, 2011 compared to $88.3 million as of March 31, 2010. Days sales outstanding decreased 6.7 days to 14.0 days at March 31, 2011 compared to 20.7 days at March 31, 2010. Our accounts receivable balance and days sales outstanding at March 31, 2011 decreased primarily due to, in order of significance:

•

an increase in the amount of funds received from private education loan programs available to our students in the three months ended March 31, 2011 compared to the three months ended March 31, 2010; and

•	an increase in the amount of scholarships and other awards provided to our students in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

The amount of scholarships and other awards provided to our students increased 16.1% to $18.7 million in the three months ended March 31, 2011 compared to $16.1 million in the three months ended March 31, 2010. We believe that our days sales outstanding at the end of 2011 will be in the range of 10 to 15 days.

Investing. In the three months ended March 31, 2011, we spent $0.5 million to renovate, expand and construct buildings at eight of our locations, compared to $0.8 million for similar expenditures at nine of our locations in the three months ended March 31, 2010.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $4.7 million in the three months ended March 31, 2011 compared to $5.3 million in the three months ended March 31, 2010. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.

We plan to continue to upgrade and expand our current facilities and equipment in 2011. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

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

We were in compliance with the applicable ratio requirements as of March 31, 2011.

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate as defined under the Credit Agreement. We pay a facility fee equal to 0.30% per annum on the daily amount of the commitment of each lender (whether used or unused). As of March 31, 2011, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.79% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of March 31, 2011.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended March 31,
	2011	2010
Number of shares repurchased	2,000,000	952,500
Total cost of shares repurchased (in millions)	$139.1	$95.0
Average cost per share	$69.55	$99.76

Approximately 2.8 million shares remained available for repurchase under the Repurchase Program as of March 31, 2011. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2011:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$174,166	$42,833	$80,043	$41,710	$9,580
Long-term debt, including scheduled interest payments	$151,790	$1,654	$150,136	$0	$0

Total	$325,956	$44,487	$230,179	$41,710	$9,580

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of March 31, 2011 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and facility fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2011, the total face amount of those surety bonds was approximately $28.9 million.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2011, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of March 31, 2011.

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

We also are a party to the 2007 RSA with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under this agreement. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Based on information that we have received to date from the lender, we believe that the total original principal amount of private education loans made under the 2007 RSA, net of amounts refunded under those loans, was approximately $180.0 million. Our obligations under the 2007 RSA will remain in effect until all private education loans under the agreement are paid in full or charged off by the lender. The standard repayment term for a private education loan made under the 2007 RSA is ten years, with repayment generally beginning six months after a student graduates, withdraws or is terminated from his or her program of study.

As of March 31, 2011, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantees under the PEAKS Guarantee, the 2009 RSA and the 2007 RSA and, if so, in what amount. As of March 31, 2011, our recorded liability for the guarantee obligations related to those arrangements was not material and is included in Other liabilities on our Condensed Consolidated Balance Sheet.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three months ended March 31, 2011.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our first fiscal quarter of 2011, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

On November 3, 2010, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Operating Engineers Construction Industry and Miscellaneous Pension Fund, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Securities Litigation”). On January 21, 2011, the court named the Wyoming Retirement System as the lead plaintiff in the Securities Litigation. On April 1, 2011, an amended complaint was filed in the Securities Litigation under the following caption: In re ITT Educational Services, Inc. Securities and Shareholder Derivative Litigation. The amended complaint alleges, among other things, that:

•

the defendants violated Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by creating and implementing a systemically predatory business model that operated as a fraud or deceit on purchasers of our common stock during the class period by misrepresenting our financials and future business prospects;

•	the defendants’ misrepresentations and material omissions caused our common stock to trade at artificially inflated prices throughout the class period; and
•

the market’s expectations were ultimately corrected on August 13, 2010 when the ED published the loan repayment rate of our students under a formula contained in proposed regulations published by the ED on July 26, 2010.

The putative class period in this action is from October 23, 2008 through August 13, 2010. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, expenses, attorneys’ fees and expert fees. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint. There can be no assurance, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

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

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. On December 14, 2010, the Cosing Lawsuit was consolidated into the Securities Litigation.

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

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. The Gregory Lawsuit was consolidated into the Cosing Lawsuit on December 13, 2010 and further consolidated into the Securities Litigation on December 14, 2010.

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

You should carefully consider the risks and uncertainties we describe in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities. The ED has regulations which prohibit an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds (the “Incentive Compensation Prohibition”). The ED’s current regulations regarding the Incentive Compensation Prohibition set forth 12 Safe Harbors. One of the Safe Harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. We believe that we have compensated the applicable employees in accordance with this Safe Harbor and other Safe Harbors, but the law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, and the ED has stated that it will not entertain a request by an institution for the ED to review and assess its individual compensation plan. In late 2010, the ED modified its regulations concerning the Incentive Compensation Prohibition effective July 1, 2011. All 12 Safe Harbors will be eliminated as a result of those modifications. We believe that the changes related to the Incentive Compensation Prohibition, including the elimination of the Safe Harbors:

•	increase the uncertainty related to our compliance with the Incentive Compensation Prohibition on and after July 1, 2011;
•	increase the uncertainty about what types of compensation are prohibited and which activities and employees are covered by the Incentive Compensation Prohibition;
•	will require us to change our compensation practices for most, if not all, of our employees (including our executives);
•	may subject us to qui tam lawsuits for alleged violations of the False Claims Act, 31 U.S.C. § 3729 et seq. (“False Claims Act”);
•

adversely affect our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees; and

•	could impair our ability to sustain and grow our business.

        In March 2011, the ED published guidance on the Incentive Compensation Prohibition (the “Guidance”). We believe that the Guidance further increases the uncertainty about the types of compensation that are prohibited and which activities and employees are covered by the Incentive Compensation Prohibition. We cannot be sure that the compensation that we pay our employees on or after July 1, 2011 will not be determined to violate the Incentive Compensation Prohibition. If the ED determines that our compensation practices violate the Incentive Compensation Prohibition, the ED could subject us to substantial monetary fines or penalties or other sanctions. We could also be subjected to qui tam lawsuits for alleged violations of the False Claims Act related to the Incentive Compensation Prohibition. Those sanctions and lawsuits could have a material adverse effect on our financial condition, results of operations, cash flows and future growth. We cannot predict with certainty the impact that the changes relating to the Incentive Compensation Prohibition will have on our operations. Compliance with those regulations could also reduce our enrollment and increase our cost of doing business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011 through January 31, 2011	70,000	$66.25	70,000	4,766,725
February 1, 2011 through February 28, 2011	1,720,000	$69.03	1,720,000	3,046,725
March 1, 2011 through March 31, 2011	210,000	$74.91	210,000	2,836,725

Total	2,000,000	$69.55	2,000,000

(1)	The shares that remained available for repurchase under the Repurchase Program were 2,836,725 as of March 31, 2011. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010

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

Date: April 22, 2011

By: /s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s current report on Form 8-K dated January 19, 2009)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text