Form 10-Q
period 2011-06-30
ITT EDUCATIONAL SERVICES INC
filed 2011-07-25
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes    ☐        No     ☒

27,022,956

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2011

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of June 30, 2011 and 2010 (unaudited) and December 31, 2010

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2011 and 2010

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010 (unaudited) and the year ended December 31, 2010

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	June 30, 2011	December 31, 2010	June 30, 2010
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$158,235	$163,779	$140,524
Short-term investments	147,136	149,160	139,486
Restricted cash	387	255	70
Accounts receivable, net	47,041	68,937	98,390
Deferred income taxes	4,804	9,079	17,141
Prepaid expenses and other current assets	24,567	22,887	16,671

Total current assets	382,170	414,097	412,282
Property and equipment, net	198,207	198,213	193,717
Deferred income taxes	33,165	21,814	12,237
Other assets	45,610	40,656	28,008

Total assets	$659,152	$674,780	$646,244

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$66,008	$67,920	$76,116
Accrued compensation and benefits	23,610	28,428	26,049
Other current liabilities	8,421	15,441	14,491
Deferred revenue	266,847	244,362	197,107

Total current liabilities	364,886	356,151	313,763
Long-term debt	150,000	150,000	150,000
Other liabilities	57,791	40,559	29,049

Total liabilities	572,677	546,710	492,812

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904, 37,068,904 and 54,068,904 issued	371	371	541
Capital surplus	181,954	173,935	165,678
Retained earnings	684,905	524,678	1,182,204
Accumulated other comprehensive (loss)	(4,438)	(4,509)	(9,555)
Treasury stock, 10,045,948, 7,075,563 and 20,478,818 shares, at cost	(776,317)	(566,405)	(1,185,436)

Total shareholders’ equity	86,475	128,070	153,432

Total liabilities and shareholders’ equity	$659,152	$674,780	$646,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$387,877	$401,849	$771,048	$785,806
Costs and expenses:
Cost of educational services	142,272	133,763	280,198	268,145
Student services and administrative expenses	115,626	110,954	220,209	217,914

Total costs and expenses	257,898	244,717	500,407	486,059

Operating income	129,979	157,132	270,641	299,747
Interest income	790	533	1,625	1,242
Interest (expense)	(507)	(514)	(1,064)	(934)

Income before provision for income taxes	130,262	157,151	271,202	300,055
Provision for income taxes	51,262	61,111	106,816	116,564

Net income	$79,000	$96,040	$164,386	$183,491

Earnings per share:
Basic	$2.88	$2.82	$5.81	$5.31
Diluted	$2.85	$2.78	$5.77	$5.24

Weighted average shares outstanding:
Basic	27,474	34,081	28,275	34,552
Diluted	27,719	34,525	28,511	35,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$79,000	$96,040	$164,386	$183,491
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,040	6,724	13,882	13,482
Provision for doubtful accounts	17,487	23,034	30,154	45,799
Deferred income taxes	(4,492)	(6,485)	(7,177)	(9,463)
Excess tax benefit from stock option exercises	(627)	(1,019)	(978)	(1,940)
Stock-based compensation expense	4,758	4,186	8,672	8,999
Other	(987)	334	(2,417)	490
Changes in operating assets and liabilities:
Restricted cash	1,433	5,228	(132)	1,821
Accounts receivable	(4,730)	(33,134)	(8,258)	(58,763)
Accounts payable	(6,681)	7,642	(1,912)	14,841
Other operating assets and liabilities	(32,886)	(20,711)	24,036	22,340
Deferred revenue	1,307	5,312	22,485	25,174

Net cash flows from operating activities	60,622	87,151	242,741	246,271

Cash flows from investing activities:
Facility expenditures and land purchases	(1,173)	(1,754)	(1,675)	(2,593)
Capital expenditures, net	(7,487)	(7,241)	(12,186)	(12,539)
Proceeds from sales and maturities of investments and repayment of notes	118,307	115,128	260,392	199,826
Purchase of investments and note advances	(123,104)	(115,602)	(281,693)	(222,774)

Net cash flows from investing activities	(13,457)	(9,469)	(35,162)	(38,080)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	627	1,019	978	1,940
Proceeds from exercise of stock options	1,955	1,594	4,983	2,620
Repurchase of common stock and shares tendered for taxes	(79,434)	(105,315)	(219,084)	(201,015)

Net cash flows from financing activities	(76,852)	(102,702)	(213,123)	(196,455)

Net change in cash and cash equivalents	(29,687)	(25,020)	(5,544)	11,736
Cash and cash equivalents at beginning of period	187,922	165,544	163,779	128,788

Cash and cash equivalents at end of period	$158,235	$140,524	$158,235	$140,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2009	54,069	$541	$154,495	$1,006,903	($10,093)	(18,623)	($995,261)	$156,585

For the six months ended June 30, 2010 (unaudited):
Net income				183,491				183,491
Other comprehensive income:
Prior service costs, net of $6 of income tax					8			8
Net actuarial pension loss, net of $294 of income tax					460			460
Unrealized gain					70			70

Comprehensive income								184,029

Exercise of stock options and equity awards				(8,191)		106	10,811	2,620
Tax benefit from exercise of stock options and equity award vesting			2,184					2,184
Stock-based compensation			8,999					8,999
Common shares repurchased						(1,953)	(200,059)	(200,059)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(956)	(956)

Balance as of June 30, 2010	54,069	541	165,678	1,182,204	(9,555)	(20,478)	(1,185,436)	153,432

For the six months ended December 31, 2010 (unaudited):
Net income				190,675				190,675
Other comprehensive income:
Prior service costs, net of $4,052 of income tax					6,332			6,332
Net actuarial pension loss, net of $257 of income tax					(1,320)			(1,320)
Unrealized gain					34			34

Comprehensive income								195,721

Exercise of stock options and equity awards				(5,440)		108	10,713	5,273
Tax benefit from exercise of stock options and equity award vesting			1,443					1,443
Stock-based compensation			6,814					6,814
Common shares repurchased						(3,705)	(234,597)	(234,597)
Shares tendered for taxes						(1)	(16)	(16)
Common shares retired	(17,000)	(170)		(842,761)		17,000	842,931	0

Balance as of December 31, 2010	37,069	371	173,935	524,678	(4,509)	(7,076)	(566,405)	128,070

For the six months ended June 30, 2011 (unaudited):
Net income				164,386				164,386
Other comprehensive income:
Prior service costs, net of $270 of income tax					(422)			(422)
Net actuarial pension loss, net of $372 of income tax					580			580
Unrealized (loss)					(87)			(87)

Comprehensive income								164,457

Exercise of stock options and equity awards				(4,160)		138	9,143	4,983
Tax benefit from exercise of stock options and equity award vesting			989					989
Stock-based compensation			7,030					7,030
Common shares repurchased						(3,100)	(218,520)	(218,520)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(564)	(564)

Balance as of June 30, 2011	37,069	$371	$181,954	$684,905	($4,438)	(10,046)	($776,317)	$86,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of June 30, 2011, we were offering master, bachelor and associate degree programs to more than 78,000 students at ITT Technical Institute and Daniel Webster College locations. As of June 30, 2011, we had 135 locations (including 131 campuses and four learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. Based on our most recent evaluation, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements. See Note 8 – Variable Interests, for additional discussion of our variable interests.

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, which is included in the Codification under ASC 220, “Comprehensive Income.” This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. Currently, we present total comprehensive income and the components of other comprehensive income in the statement of shareholders’ equity. The adoption of this guidance will require us to present comprehensive income on a different statement.

In May 2011, the FASB issued ASU No. 2011-04, which is included in the Codification under ASC 820, “Fair Value Measurement.” This update provides guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. We have not yet determined the effect that the adoption of this guidance will have on our financial statements.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2011:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$157,681	$157,681	$0	$0
Short-term investments:
U.S. Treasury obligations	100,679	100,679	0	0
Government agency obligations	26,235	0	26,235	0
Corporate obligations	20,222	0	20,222	0
Other assets:
Money market fund	7,848	7,848	0	0

	$312,665	$266,208	$46,457	$0

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

The fair value of the notes receivable included in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2011 is estimated by discounting the future cash flows using current rates for similar arrangements. As of June 30, 2011, each of the carrying value and the estimated fair value of these financial instruments was approximately $18,000.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of June 30, 2011, each of the carrying value and the estimated fair value of our long-term debt was approximately $150,000.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense	$4,758	$4,186	$8,672	$8,999
Income tax (benefit)	($1,832)	($1,612)	($3,339)	($3,465)

We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2011 or 2010.

As of June 30, 2011, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $28,018 net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.1 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30, 2011
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,724,791	$77.95	$134,447
Granted	159,500	$69.43	11,074
Forfeited	0	$0	0
Exercised	(103,310)	$48.23	(4,983)
Expired	0	$0	0

Outstanding at end of period	1,780,981	$78.91	$140,538	4.0	$0

Exercisable at end of period	1,334,800	$72.13	$96,273	3.3	$8,162

(1)	The aggregate intrinsic value of the stock options was calculated by multiplying the number of shares subject to the options outstanding or exercisable, as applicable, by the closing market price of our common stock on June 30, 2011, and subtracting the applicable aggregate exercise price.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares subject to stock options granted	0	0	159,500	305,000
Weighted average grant date fair value per share	$0	$0	$28.90	$43.59
Shares subject to stock options exercised	42,780	39,200	103,310	71,329
Intrinsic value of stock options exercised	$1,659	$2,742	$2,570	$5,172
Proceeds received from stock options exercised	$1,955	$1,594	$4,983	$2,620
Tax benefits realized from stock options exercised	$638	$1,019	$989	$1,942

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rates	Not applicable	Not applicable	1.8%	2.2%
Expected lives (in years)	Not applicable	Not applicable	4.7	4.6
Volatility	Not applicable	Not applicable	48%	43%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2011
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	128,803	$99.22
Granted	247,783	$69.97
Forfeited	(9,717)	$77.94
Vested	(34,418)	$81.96

Unvested at end of period	332,451	$79.83

In the six months ended June 30, 2011, we awarded 50,363 RSUs that have a time-based restriction period that ends on the first anniversary of the date of grant. Each of these RSUs had a grant date fair value of $69.43 and will be settled in cash. All other RSUs awarded in the six months ended June 30, 2011 have a time-based restriction period that ends on the third anniversary of the date of grant and will be settled in shares of our common stock. The total fair market value of the RSUs vested during the six months ended June 30, 2011 was $2,289.

5.	Stock Repurchases

As of June 30, 2011, 1,736,725 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of shares	1,100,000	1,000,000	3,100,000	1,952,500
Total cost	$79,423	$105,034	$218,520	$200,059
Average cost per share	$72.20	$105.03	$70.49	$102.46

6.	Debt

We are a party to a Second Amended and Restated Credit Agreement dated as of January 11, 2010, as amended (the “Credit Agreement”), to borrow up to $150,000 under two revolving credit facilities: one in the maximum principal amount of $50,000; and the other in the maximum principal amount of $100,000. The Credit Agreement was amended as of June 27, 2011 to:

•	extend the maturity date;
•

decrease the margin applicable to the interest rate that is based on the London Interbank Offered Rate (“LIBOR”) and adjusted for any reserve percentage obligations under the Federal Reserve System regulations; and

•	decrease the facility fee.

We can borrow under each credit facility on either a secured or unsecured basis at our election, except if an event that would be a default under the Credit Agreement has occurred and is continuing, we may not elect to borrow on an unsecured basis. Both revolving credit facilities under the Credit Agreement mature on July 1, 2014.

Borrowings under the Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement. As of June 30, 2011, we pay a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Credit Agreement. As of June 30, 2011, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.61% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of June 30, 2011.

The following table sets forth the interest expense (including the facility fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement that was replaced by the Credit Agreement in the periods indicated:

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
$507	$514	$1,064	$934

7.	Investments

Our available-for-sale investments were classified as short-term investments on our June 30, 2011, December 31, 2010 and June 30, 2010 Condensed Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	June 30, 2011			December 31, 2010			June 30, 2010
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains
Available-for-Sale Investments:
Government obligations	$100,679	$100,664	$15	$110,560	$110,550	$10	$90,440	$90,416	$24
Government agency obligations	26,235	26,237	(2)	24,394	24,399	(5)	31,644	31,628	16
Corporate obligations	20,222	20,241	(19)	8,903	8,908	(5)	12,182	12,175	7

	$147,136	$147,142	($6)	$143,857	$143,857	$0	$134,266	$134,219	$47

We also held a certificate of deposit with a total principal value of $5,303 as of December 31, 2010 and $5,220 as of June 30, 2010. We did not hold a certificate of deposit as of June 30, 2011. This investment was included in Short-term investments on our Condensed Consolidated Balance Sheets as of the applicable dates. We had $147,136 of debt securities classified as available-for-sale as of June 30, 2011, and all of those debt securities had contractual maturities within one year.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized gains	$46	$62	$0	$70
Unrealized losses	$0	$0	($87)	$0

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income on investments	$116	$213	$271	$366
Realized net gains on the sale of investments	51	6	196	99

	$167	$219	$467	$465

8.	Variable Interests

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheet. The discount will be amortized over the term of the Subordinated Note, which is expected to be approximately 15 years. The face value of the Subordinated Note as of June 30, 2011 was approximately $85,000.

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

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three or six months ended June 30, 2011 or 2010 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of June 30, 2011 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three or six months ended June 30, 2011. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We provided the following advances to the 2009 Entity under the Revolving Note that we were not contractually required to provide:

•	$200 in the three and six months ended June 30, 2011;
•	$150 in the three months ended June 30, 2010; and
•	$2,719 in the six months ended June 30, 2010.

Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

The advances under the Revolving Note were used by the 2009 Entity primarily to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note, but we may decide to do so in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of June 30, 2011 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three or six months ended June 30, 2011. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of June 30, 2011 was $17,896 and is included in Other assets on our Condensed Consolidated Balance Sheet.

9.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share”. This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	27,474	34,081	28,275	34,552
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	245	444	236	458

Outstanding shares for diluted earnings per share calculation	27,719	34,525	28,511	35,010

A total of 1,107,236 shares at June 30, 2011 and 577,174 shares at June 30, 2010 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10. Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$598	$ 720	$1,196	$1,440
Expected return on assets	(1,147)	(1,110)	(2,294)	(2,220)
Recognized net actuarial loss	476	377	952	754
Amortization of prior service (credit) cost	(346)	7	(692)	14

Net periodic pension (benefit)	($419)	($6)	($838)	($12)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

The rates at which interest is credited under the ESI Pension Plan and ESI Excess Pension Plan were changed effective January 1, 2011. This was the primary cause of the lower interest cost in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. This change also resulted in the recognition of a prior service credit, which is being amortized and is included in the net periodic pension benefit in the three and six months ended June 30, 2011.

We made no contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or six months ended June 30, 2011 and 2010. We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2011.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2011, the total face amount of those surety bonds was approximately $29,000.

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

The putative class period in this action is from October 23, 2008 through August 13, 2010. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, expenses, attorneys’ fees and expert fees. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint. There can be no assurance, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On November 22, 2010, another complaint in a shareholder derivative lawsuit was filed against seven of our current officers and all of our current Directors in the United States District Court for the Southern District of Indiana under the following caption: Roger B. Orensteen, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Orensteen Lawsuit”). The complaint alleges, among other things, that, from January 2008 through August 2010, the defendants violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint seeks, among other things, unspecified damages, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

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

We considered the guidance from ASC 450, “Contingencies,” regarding providing an estimate of losses in connection with the Securities Litigation and Orensteen Lawsuit. We have not accrued any amounts with respect to the Securities Litigation or Orensteen Lawsuit, because we have determined that either a loss is remote or we cannot reasonably estimate the likely possible loss or range of losses.

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2011, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2011. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2011.

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

As of June 30, 2011, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantees under the PEAKS Guarantee, the 2009 RSA and the 2007 RSA and, if so, in what amount. As of June 30, 2011, our recorded liability for the guarantee obligations related to these arrangements was not material and is included in Other liabilities on our Condensed Consolidated Balance Sheet.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC, in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of June 30, 2011, we were offering master, bachelor and associate degree programs to more than 78,000 students. As of June 30, 2011, we had 135 locations (including 131 campuses and four learning sites) in 38 states. All of our locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the second quarter of 2011, we began operations at one new ITT Technical Institute campus. We plan to begin operations at seven to nine new locations during the remainder of 2011. Our overall expansion plans include:

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

New Accounting Guidance

In June 2011, the FASB issued ASU No. 2011-05, which is included in the Codification under ASC 220. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. Currently, we present total comprehensive income and the components of other comprehensive income in the statement of shareholders’ equity. The adoption of this guidance will require us to present comprehensive income on a different statement.

In May 2011, the FASB issued ASU 2011-04, which is included in the Codification under ASC 820. This update provides guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. We have not yet determined the effect that the adoption of this guidance will have on our financial statements.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	36.7%	33.3%	36.3%	34.1%
Student services and administrative expenses	29.8%	27.6%	28.6%	27.7%

Operating income	33.5%	39.1%	35.1%	38.1%
Interest income, net	0.1%	0.0%	0.1%	0.0%

Income before provision for income taxes	33.6%	39.1%	35.2%	38.1%

The following table sets forth our total student enrollment as of the dates indicated:

	2011		2010
Total Student Enrollment as of:	Total Student Enrollment	Increase /(Decrease) To Prior Year	Total Student Enrollment	Increase To Prior Year
March 31	84,030	(0.6%)	84,555	28.9%
June 30	78,743	(7.0%)	84,695	21.2%
September 30	Not applicable	Not applicable	88,004	11.1%
December 31	Not applicable	Not applicable	84,686	4.9%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;
•	after graduating in a prior academic term from a different program of study at that campus; or
•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2011		2010
New Student Enrollment in the Three Months Ended:	New Student Enrollment	Increase / (Decrease) To Prior Year	New Student Enrollment	Increase / (Decrease) To Prior Year
March 31	21,761	(5.6%)	23,064	21.8%
June 30	17,351	(19.9%)	21,673	10.1%
September 30	Not applicable	Not applicable	26,664	(3.9%)
December 31	Not applicable	Not applicable	17,722	(9.4%)

Total for the year	Not applicable	Not applicable	89,123	3.7%

We believe that the 19.9% decrease in new student enrollment in the three months ended June 30, 2011 compared to the same period in 2010 resulted primarily from:

•	a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their programs of study; and
•

reductions in the levels of advertising in the traditional media sources that we utilize due to increased costs of those sources, which resulted in a reduction in the number of prospective students who inquired about our programs of study.

We also believe that new student enrollment will continue to decrease at least through the third and fourth quarters of 2011 compared to the same prior year periods.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of (1):
Year	March 31	June 30	September 30	December 31
2009	75.3%	75.3%	73.6%	77.3%
2010	76.1%	74.5%	72.4%	76.1%
2011	73.5%	73.1%	Not applicable	Not applicable

(1)	Students enrolled at Daniel Webster College have been included beginning with the rate as of September 30, 2009. The inclusion of Daniel Webster College students in our students’ persistence did not have a material impact.

The decrease in student persistence as of June 30 and March 31, 2011 and December 31, September 30 and June 30, 2010 compared to the corresponding prior year dates was primarily due to, in order of significance:

•

a higher number of students who graduated at the end of the academic periods that began in March 2011 and December, September, June and March 2010 compared to the end of the same academic periods in the prior year; and

•	a slight decrease in student retention in the academic periods that began in December, September, June and March 2010 compared to the same academic periods in the prior year.

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

We believe that student persistence may decline as of September 30 and December 31, 2011 compared to the same dates in 2010, primarily due to a significant increase in the number of students who are scheduled to graduate in the remaining fiscal quarters of 2011 compared to the same fiscal quarters in 2010. A decline in student persistence, along with anticipated decreases in new student enrollment, would negatively impact our total student enrollment in 2011.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010. Revenue decreased $14.0 million, or 3.5%, to $387.9 million in the three months ended June 30, 2011 compared to $401.8 million in the three months ended June 30, 2010. The primary factors that contributed to this decrease included, in order of significance:

•	a 7.0% decrease in total student enrollment as of June 30, 2011 compared to June 30, 2010;
•	an increase in the amount of institutional scholarships and other awards that we granted to our students in the three months ended June 30, 2011; and
•	the impact of the private education loan programs utilized by our students on the accounting for revenue earned.

The primary factors that contributed to the decrease in total student enrollment as of June 30, 2011 compared to June 30, 2010 included, in order of significance:

•	the 19.9% decrease in new student enrollment in the three months ended June 30, 2011 compared to the same prior year period; and
•	an increase in the number of students who graduated in the three months ended June 30, 2011 compared to the same prior year period.

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

Cost of educational services increased $8.5 million, or 6.4%, to $142.3 million in the three months ended June 30, 2011 compared to $133.8 million in the three months ended June 30, 2010. The primary factors that contributed to this increase included, in order of significance:

•	an increase in compensation and benefit costs associated with a greater number of employees;
•	the increased costs associated with operating new campuses; and
•	an increase in legal expenses.

Cost of educational services as a percentage of revenue increased 340 basis points to 36.7% in the three months ended June 30, 2011 compared to 33.3% in the three months ended June 30, 2010. The primary factors that contributed to this increase included, in order of significance:

•	an increase in compensation and benefit costs compared to a decline in revenue; and
•	costs associated with operating new campuses.

Student services and administrative expenses increased $4.7 million, or 4.2%, to $115.6 million in the three months ended June 30, 2011 compared to $111.0 million in the three months ended June 30, 2010. The principal cause of this increase was an increase in media advertising expenditures, which was partially offset by a reduction in the amount of bad debt expense.

Student services and administrative expenses increased to 29.8% of revenue in the three months ended June 30, 2011 compared to 27.6% of revenue in the three months ended June 30, 2010. The principal cause of this increase was an increase in media expenses as a percentage of revenue, which was partially offset by a decrease in bad debt expense as a percentage of revenue. Bad debt expense as a percentage of revenue decreased to 4.5% in the three months ended June 30, 2011 compared to 5.7% in the three months ended June 30, 2010, primarily as a result of a decrease in the amount of internal student financing that we provided to our students in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due to the amount of institutional scholarships and other awards and the private education loan programs available to our students in the three months ended June 30, 2011. We believe that our bad debt expense as a percentage of revenue will be in the range of 4.0% to 6.0% in 2011.

Operating income decreased $27.2 million, or 17.3%, to $130.0 million in the three months ended June 30, 2011 compared to $157.1 million in the three months ended June 30, 2010, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 33.5% in the three months ended June 30, 2011 compared to 39.1% in the three months ended June 30, 2010, as a result of the impact of the factors discussed above.

Interest income increased $0.3 million, or 48.2%, to $0.8 million in the three months ended June 30, 2011 compared to $0.5 million in the three months ended June 30, 2010, primarily due to amortization of the discount on the Subordinated Note. Interest expense was $0.5 million in both the three months ended June 30, 2011 and 2010.

Our combined federal and state effective income tax rate was 39.4% in the three months ended June 30, 2011 compared to 38.9% in the three months ended June 30, 2010. Our combined effective income tax rate increased primarily due to changes in state income tax laws.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010. Revenue decreased $14.8 million, or 1.9%, to $771.0 million in the six months ended June 30, 2011 compared to $785.8 million in the six months ended June 30, 2010. The primary factors that contributed to this decrease included, in order of significance:

•	the impact of the private education loan programs utilized by our students on the accounting for revenue earned;
•	a 7.0% decrease in total student enrollment as of June 30, 2011 compared to June 30, 2010; and
•	an increase in the amount of institutional scholarships and other awards that we granted to our students in the six months ended June 30, 2011.

The decrease in revenue was partially offset by:

•	a 4.9% increase in total student enrollment at December 31, 2010 compared to December 31, 2009; and

•	a 5.0% increase in tuition rates in March 2010.

Cost of educational services increased $12.1 million, or 4.5%, to $280.2 million in the six months ended June 30, 2011 compared to $268.1 million in the six months ended June 30, 2010. The primary factors that contributed to this increase included, in order of significance:

•	an increase in compensation and benefit costs associated with a greater number of employees;
•	the increased costs associated with operating new campuses; and
•	an increase in legal expenses.

Cost of educational services as a percentage of revenue increased 220 basis points to 36.3% in the six months ended June 30, 2011 compared to 34.1% in the six months ended June 30, 2010. The primary factors that contributed to this increase included, in order of significance:

•	an increase in compensation and benefit costs compared to a decline in revenue;
•	costs associated with operating new campuses; and
•	an increase in legal expenses compared to a decline in revenue.

Student services and administrative expenses increased $2.3 million, or 1.1%, to $220.2 million in the six months ended June 30, 2011 compared to $217.9 million in the six months ended June 30, 2010. The principal causes of this increase included, in order of significance:

•	an increase in media advertising expenditures; and
•	an increase in compensation and benefit costs.

The increase was partially offset by a decrease in bad debt expense.

Student services and administrative expenses increased to 28.6% of revenue in the six months ended June 30, 2011 compared to 27.7% of revenue in the six months ended June 30, 2010. The principal cause of this increase was an increase in media expenses as a percentage of revenue, which was partially offset by a decrease in bad debt expense as a percentage of revenue to 3.9% in the six months ended June 30, 2011 compared to 5.8% in the six months ended June 30, 2010. The primary factor that contributed to the decrease in bad debt expense as a percentage of revenue was a decrease in the amount of internal student financing that we provided to our students in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to the amount of institutional scholarships and other awards and the private education loan programs available to our students in the six months ended June 30, 2011.

Operating income decreased $29.1 million, or 9.7%, to $270.6 million in the six months ended June 30, 2011 compared to $299.7 million in the six months ended June 30, 2010, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 35.1% in the six months ended June 30, 2011 compared to 38.1% in the six months ended June 30, 2010, as a result of the impact of the factors discussed above.

Interest income increased $0.4 million, or 30.8%, to $1.6 million in the six months ended June 30, 2011 compared to $1.2 million in the six months ended June 30, 2010, primarily due to amortization of the discount on the Subordinated Note. Interest expense increased $0.1 million, or 13.9%, to $1.1 million in the six months ended June 30, 2011 compared to $0.9 million in the six months ended June 30, 2010, due to an increase in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 39.4% in the six months ended June 30, 2011 compared to 38.8% in the six months ended June 30, 2010. Our combined effective income tax rate increased primarily due to changes in state income tax laws and the conclusion of certain state income tax audits.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $158.2 million as of June 30, 2011 compared to $163.8 million as of December 31, 2010 and $140.5 million as of June 30, 2010. We also had short-term investments of $147.1 million as of June 30, 2011 compared to $149.2 million as of December 31, 2010 and $139.5 million as of June 30, 2010. In total, our cash and cash equivalents and short-term investments were $305.4 million as of June 30, 2011 compared to $312.9 million as of December 31, 2010 and $280.0 million as of June 30, 2010. Cash and cash equivalents and short-term investments as of June 30, 2011:

•	decreased $7.6 million compared to December 31, 2010, primarily due to repurchases of our common stock, which was partially offset by cash generated from operations; and
•	increased $25.4 million compared to June 30, 2010, primarily due to cash generated from operations, which was partially offset by repurchases of our common stock.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $12.9 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of June 30, 2011.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2011. In 2010, we made no contributions to either the ESI Pension Plan or ESI Excess Pension Plan.

Operations. Cash flows from operating activities decreased $26.5 million to $60.6 million in the three months ended June 30, 2011 compared to $87.2 million in the three months ended June 30, 2010, primarily due to lower student enrollments.

Cash flows from operating activities decreased $3.5 million to $242.7 million in the six months ended June 30, 2011 compared to $246.3 million in the six months ended June 30, 2010, primarily due to lower student enrollments which were partially offset by an increase in funds received from private education loans made to our students by third party lenders.

Accounts receivable less allowance for doubtful accounts was $47.0 million as of June 30, 2011 compared to $98.4 million as of June 30, 2010. Days sales outstanding decreased 11.3 days to 11.0 days at June 30, 2011 compared to 22.3 days at June 30, 2010. Our accounts receivable balance and days sales outstanding at June 30, 2011 decreased primarily due to, in order of significance:

•	an increase in the amount of scholarships and other awards provided to our students; and
•	an increase in the amount of funds received from private education loan programs available to our students.

The amount of scholarships and other awards provided to our students increased 27.4% to $41.4 million in the six months ended June 30, 2011 compared to $32.5 million in the six months ended June 30, 2010. We believe that our days sales outstanding at the end of 2011 will be in the range of 10 to 15 days.

Investing. In the three months ended June 30, 2011, we spent $1.2 million to renovate, expand and construct buildings at nine of our locations, compared to $1.8 million for similar expenditures at 13 of our locations in the three months ended June 30, 2010. In the six months ended June 30, 2011, we spent $1.7 million to renovate, expand or construct buildings at 11 of our locations compared to $2.6 million for similar expenditures at 17 of our locations in the six months ended June 30, 2010.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$7.5 million in the three months ended June 30, 2011 compared to $7.2 million in the three months ended June 30, 2010; and
•	$12.2 million in the six months ended June 30, 2011 compared to $12.5 million in the six months ended June 30, 2010.

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

We can borrow under each credit facility on either a secured or unsecured basis at our election, except if an event that would be a default under the Credit Agreement has occurred and is continuing, we may not elect to borrow on an unsecured basis. The availability of borrowings under the Credit Agreement is subject to our ability at the time of borrowing to satisfy certain specified conditions. These conditions include the absence of default by us, as defined in the Credit Agreement, and that the representations and warranties contained in the Credit Agreement and related loan documents continue to be true and correct. Under the Credit Agreement, we are also required to maintain:

•	a certain maximum leverage ratio at the end of each of our fiscal quarters;
•	a quarterly minimum ratio of cash and investments to indebtedness; and
•	a minimum ED financial responsibility composite ratio as of the end of each fiscal year.

We were in compliance with the applicable ratio requirements as of June 30, 2011.

Borrowings under the Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate as defined under the Credit Agreement. As of June 30, 2011, we pay a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Credit Agreement. As of June 30, 2011, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.61% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of June 30, 2011.

The Credit Agreement was amended as of June 27, 2011 to:

•	extend the maturity date of the revolving credit facilities from May 1, 2012 to July 1, 2014;

•

decrease the margin applicable to the interest rate that is based on the LIBOR and adjusted for any reserve percentage obligations under the Federal Reserve System regulations from 0.475% to 0.425% for secured borrowings and from 2.00% to 1.75% for unsecured borrowings; and

•	decrease the facility fee from 0.30% to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Credit Agreement.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of shares repurchased	1,100,000	1,000,000	3,100,000	1,952,500
Total cost of shares repurchased (in millions)	$79.4	$105.0	$218.5	$200.1
Average cost per share	$72.20	$105.03	$70.49	$102.46

Approximately 1.7 million shares remained available for repurchase under the Repurchase Program as of June 30, 2011. In July 2011, our Board of Directors authorized us to repurchase an additional 5.0 million shares of our common stock pursuant to our existing repurchase authorization. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$185,178	$48,524	$83,918	$42,676	$10,060
Long-term debt, including scheduled interest payments	$153,940	$1,316	$2,624	$150,000	$0

Total	$339,118	$49,840	$86,542	$192,676	$10,060

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of June 30, 2011 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and facility fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2011, the total face amount of those surety bonds was approximately $29 million.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2011, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2011.

In addition, beginning in the second quarter of 2009, we have made advances to the unaffiliated third party that is holding the private education loans made to our students under the 2009 Loan Program. We made the advances, which bear interest, so that the third party could use those funds to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Substantially all of the assets of the third party serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

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

As of June 30, 2011, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantees under the PEAKS Guarantee, the 2009 RSA and the 2007 RSA and, if so, in what amount. As of June 30, 2011, our recorded liability for the guarantee obligations related to these arrangements was not material and is included in Other liabilities on our Condensed Consolidated Balance Sheet.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three and six months ended June 30, 2011.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2011, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

The putative class period in this action is from October 23, 2008 through August 13, 2010. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, expenses, attorneys’ fees and expert fees. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint. There can be no assurance, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits, and there can be no assurance that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

We considered the guidance from ASC 450 regarding providing an estimate of losses in connection with the Securities Litigation and Orensteen Lawsuit. We have not accrued any amounts with respect to the Securities Litigation or Orensteen Lawsuit, because we have determined that either a loss is remote or we cannot reasonably estimate the likely possible loss or range of losses.

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

You should carefully consider the risks and uncertainties we describe in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in 2008. Some of the changes to the requirements governing the Title IV Programs increased our administrative burden, but we do not believe that the increased burden will have a material adverse effect on our operations. If our efforts to comply with the provisions of HEA are inconsistent with how the ED interprets the HEA or implements its regulations under the HEA, or with other regulations, we may be found to be in noncompliance with those provisions and the ED could impose monetary penalties, place limitations on our operations, and/or condition or terminate our eligibility to participate in Title IV Programs.

In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. For example, on April 15, 2011, the Department of Defense and Full-Year Continuing Appropriations Act of 2011 was signed into law (the “FYCAA”). The FYCAA repealed a provision in the HEA, effective July 1, 2011, pursuant to which students could receive a second grant under the Federal Pell Grant (the “Pell”) program in a single federal student aid award year. As a result, the amount of federal student financial aid available to some current and prospective students will be less, but we do not believe that this change will negatively affect the decisions of prospective or current students to begin or continue attending our institutions.

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

Legislative action may also increase our administrative costs and burden and require us to modify our practices in order for our campuses to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Recent rulemaking by the ED could materially and adversely affect our business. In the fall of 2009, the ED initiated the process of negotiated rulemaking to make changes to certain provisions of the ED regulations governing Title IV Programs. The negotiated rulemaking focused on 14 program integrity issues. On June 18 and July 26, 2010, the ED issued Notices of Proposed Rulemaking (“NPRM”) which addressed all 14 program integrity issues. On October 29, 2010, the ED issued final rules related to the June 18, 2010 NPRM and to the portion of the July 26, 2010 NPRM that established a notification and approval process for additional programs of study. Those final rules became effective, with minor exceptions, on July 1, 2011. The ED issued final rules on June 13, 2011 with respect to the remaining proposed rules in the July 26, 2010 NPRM, which become effective on July 1, 2012.

The final rules issued on October 29, 2010 and June 13, 2011 could materially and adversely affect our business. Among the most significant of the final rules for our business are:

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

•

the requirements that each of our programs of study must satisfy in order for the ED to determine that the program of study provides training that leads to gainful employment in a recognized occupation (the “GE Requirements”);

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

Incentive Compensation Prohibition. There are many open questions and interpretive issues with respect to the final rules. We believe that the changes related to the Incentive Compensation Prohibition, including the elimination of the Safe Harbors:

•	increase the uncertainty about what types of compensation are prohibited and which employees are covered by the prohibition; and
•	may subject us to qui tam lawsuits for alleged violations of the False Claims Act, 31 U.S.C. § 3729 et seq. (“False Claims Act”).

These changes adversely affect our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. The changes could also impair our ability to sustain and grow our business, which could have a material adverse effect on our results of operations and future growth. See “We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities” in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

GE Requirements. There are many open questions and interpretive issues related to the GE Requirements, including questions as to the ability of institutions to obtain and verify the information needed to calculate the applicable metrics. Due to the unavailability of data, we cannot predict with any certainty which or how many of our programs of study will satisfy the GE Requirements. In addition, the continuing eligibility of our programs of study under Title IV Programs are at risk under the GE Requirements due to factors beyond our control, such as:

•	changes in the income level of persons employed in specific occupations or sectors;
•	changes in student mix to persons requiring higher amounts of student loans to complete their programs;
•	changes in student loan repayment rates, including the usage of deferments and forbearances;
•	changes in student loan delinquency rates;
•	changes in the nation’s economy, which may affect graduate employment, graduate earnings and, therefore, the ability of graduates to repay their student loans;
•	personal employment decisions made by our students;
•	increases in interest rates;
•	changes in the ED’s interpretation of any element of the GE Requirements that result in a more expansive or harsh enforcement than is currently presented; and
•	other factors.

If one or more of our programs of study failed the GE Requirements for:

•	one federal fiscal year (“FFY”), we would be required to
•

provide a warning to current and prospective students that explains the GE Requirements, identifies the amount by which the program did not satisfy the GE Requirements and describes the actions that the institution plans to take to improve the program’s performance under the GE Requirements (the “Debt Warning”), and

•	refrain from enrolling a prospective student until three days after the Debt Warning is given;
•	two of the three most recently completed FFYs, we would be required to provide and publish an enhanced Debt Warning to current and prospective students; or
•	three out of four FFYs, the program would become ineligible under the Title IV Programs.

In addition, providing Debt Warnings to current and prospective students could have an adverse impact on the level of interest and enrollment in those programs of study.

We cannot predict with certainty the impact that the GE Requirements will have on our operations. The GE Requirements have resulted in, and could continue to result in, significant changes to the programs of study that we offer, in order to comply with the requirements or to avoid the uncertainty associated with such compliance, such as offering programs at lower costs or in fields with higher earnings potential. The GE Requirements will also put downward pressure on tuition prices, so that students do not incur debt that exceeds the levels required for a program to remain eligible under Title IV Programs. This could, in turn, increase the percentage of our revenue that is derived from Title IV Programs and, therefore, adversely impact our compliance with the 90/10 Rule, pursuant to which a proprietary institution may be sanctioned by the ED if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue in a fiscal year from Title IV Programs. We may also have to limit enrollment in certain programs of study and/or substantially increase our efforts to promote student loan repayment. Any or all of these factors could reduce our enrollment and/or increase our cost of doing business, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price. See “If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under the ED’s regulations, students attending those programs of study will be unable to receive funds from Title IV Programs to help pay their education costs.” See also “One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high” in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Additional Programs of Study. The final rules related to notifying the ED, and possibly obtaining the ED’s approval to offer, additional programs of study require a proprietary institution to notify the ED at least 90 days in advance of starting classes in any new program of study. The notice must include, among other things, information with regard to:

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

Clock Hours. The final rules related to determining when a program of study is required to measure student progress in clock hours, as opposed to credit hours, are unclear. Students attending credit hour programs of study that are required to be measured in clock hours will likely receive less funds from Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

State Authorization. Under the ED’s final rules regarding state authorization, institutions that participate in Title IV Programs must be authorized by name to offer postsecondary education by each state where the institution has a physical presence. If an institution offers postsecondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer postsecondary distance education to students in that state. A state must also have a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws. The ED will determine whether a state’s institutional authorization and complaint process satisfies the ED’s regulations. If a state is unable to establish an institutional authorization or complaint review process that satisfies the ED’s regulations by July 1, 2011, the state may request a one-year extension of the effective date of those regulations. As of June 30, 2011, we believe that:

•	all of our campuses were physically located in states that satisfied the ED’s final rules regarding state authorization; and
•

each of our institutions that was offering programs of study through distance education to students in states in which the institution was not physically located satisfied any requirements of those states for the institution to offer postsecondary education to students located in that state.

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

We cannot predict with certainty the impact that the ED’s new regulations will have on our operations. Compliance with these regulations could reduce our enrollment, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

One or more of our campuses may lose its eligibility to participate in Title IV Programs, if its federal student loan cohort default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the Federal Family Education Loan (the “FFEL”) program and/or participates in the William D. Ford Federal Direct Loan (the “FDL”) program receives a FFEL/FDL cohort default rate for each FFY based on defaulted FFEL and FDL program loans. A FFY is October 1 through September 30. Currently, the ED calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of the next FFY (“Two-Year CDR”). Beginning with the calculation of institutions’ cohort default rates for FFY 2009, which are expected to be calculated and published by the ED in 2012, the period for which students’ defaults will be included in an institution’s cohort default rate will be extended by one year, so that the formula will be the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of the second succeeding FFY (“Three-Year CDR”).

Currently, if an institution’s Two-Year CDR is:

•

25% or greater for three consecutive FFYs, the institution loses eligibility to participate in the FDL and Pell programs for the remainder of the FFY in which the ED determines that the institution has lost its eligibility and for the two subsequent FFYs; or

•

greater than 40% for one FFY, the institution loses eligibility to participate in the FDL programs for the remainder of the FFY in which the ED determines that the institution has lost its eligibility and for the two subsequent FFYs.

None of our institutions had a Two-Year CDR of 25% or greater for any of the three most recent FFYs for which official or preliminary Two-Year CDRs have been issued by the ED.

The following table sets forth the average of our institutions’ Two-Year CDRs for the FFYs indicated:

FFY	Two-Year CDR Average
2009 (a)	22.4%
2008 (b)	12.2%
2007	11.5%
2006	9.4%

(a)	The most recent FFY for which the ED has issued preliminary Two-Year CDRs. In 2010, we consolidated 26 of our 30 institutions, as defined by the ED, into one existing institution. As a result, under the ED’s definition, we had four institutions as of December 31, 2010, comprised of three ITT Technical Institute main campuses and one Daniel Webster College main campus. All of the remaining ITT Technical Institute campuses and the four learning sites are additional locations of two of the ITT Technical Institute main campuses under the ED’s regulations. As of December 31, 2010, one ITT Technical Institute main campus had 125 additional locations and four learning sites, a second ITT Technical Institute main campus had one additional location and a third ITT Technical Institute main campus had no additional locations.
(b)	The most recent FFY for which the ED has published official Two-Year CDRs.

We believe that the increase in the preliminary Two-Year CDR average for FFY 2009 compared to the official Two-Year CDR average for FFYs 2008, 2007 and 2006 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”). The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Two-Year CDR average with respect to those loans. Our institutions’ preliminary Two-Year CDR average for FFY 2009 with respect to the FFEL program loans that were not sold by the FFEL program lenders to the ED (the “Retained Loans”) was approximately the same as our institutions’ Two-Year CDR average for FFY 2008. We believe that this is primarily due to the absence of any disruption in the servicing of the Retained Loans.

Beginning with the official Three-Year CDRs for FFY 2009 (which we believe will be published by the ED in September 2012), the cohort default rate for three consecutive FFYs that triggers loss of eligibility to participate in FDL and Pell programs increases from 25% to 30%. We believe that our institutions’ Three-Year CDRs will likely be substantially higher than our institutions’ Two-Year CDRs, because of longer repayment and default histories, among other factors. We also believe that the ITT Technical Institutes’ Three-Year CDRs will exceed 30% for FFY 2009 and could exceed 30% for FFY 2010, primarily due to the servicing on the Purchased Loans as discussed above.

The ED may place an institution on provisional certification status, if the institution’s official:

•	Two-Year CDR is 25% or greater in any of the three most recent FFYs; or
•	beginning in 2014, Three-Year CDR is 30% or greater for at least two of the three most recent FFYs.

The ED may more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s participation in Title IV Programs.

An institution can appeal its loss of eligibility due to high Three-Year CDRs. During the pendency of any such appeal, the institution remains eligible to participate in the FDL and Pell programs. If an institution continues its participation in the FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campuses were subject to losing their eligibility to participate in the FDL and Pell programs because of our institutions’ Three-Year CDRs, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campuses’ participation in the FDL program during the pendency of those appeals, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Current and future economic conditions in the United States could also adversely affect our institutions’ Two-Year CDRs and Three-Year CDRs. Increases in interest rates, declines in individuals’ incomes, and job losses for our students and graduates or their parents have contributed to, and could continue to contribute to, higher default rates on student loans.

The servicing and collection efforts of student loan servicers help to control our institutions’ Two-Year CDRs and Three-Year CDRs. We supplement their efforts by attempting to contact students to advise them of their responsibilities and any deferment, forbearance or alternative repayment plans for which they may qualify.

If any of our institutions lost its eligibility to participate in FDL and Pell programs and we could not arrange for alternative financing sources for the students attending the campuses in that institution, we would probably have to close those campuses, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under the ED’s regulations, students attending those programs of study will be unable to receive funds from Title IV Programs to help pay their education costs. On June 13, 2011, the ED issued final regulations that become effective on July 1, 2012, specifying the GE Requirements. If any of our programs of study fails to satisfy the GE Requirements for three out of four FFYs, that program would be deemed ineligible under the Title IV Programs. Students cannot obtain financial aid under the Title IV Programs to help pay their education costs associated with attending ineligible programs of study. A program of study will satisfy the GE Requirements, if:

•	the program’s annual loan repayment rate, as defined and calculated by the ED, is at least 35%;
•	the program’s graduates’ median annual loan payment, as calculated by the ED, is less than or equal to:
•	30% of discretionary income; or
•	12% of annual earnings; or
•	the data needed to determine whether the program satisfies the GE Requirements are not available to the ED.

The first FFY that a program of study must satisfy the GE Requirements is FFY 2012 (i.e., October 1, 2011 through September 30, 2012). Under the GE Requirements, a program of study offered by an institution is defined based on its credential level (e.g., diploma, associate degree, bachelor degree, master’s degree, etc.) and Classification of Institutional Program (“CIP”) code. Different programs of study offered by an institution that are at the same credential level and have the same CIP code are combined and treated as a single program under the GE Requirements.

Subject to certain adjustments, limitations and exclusions:

•	a program of study’s loan repayment rate for a particular FFY is defined and calculated by the ED by dividing:
•

the original outstanding principal balance of FFEL and FDL program loans owed by students for attendance in that program of study on the date those loans first entered repayment during the applicable earlier FFYs (the “OOPB”); into

•	the amount of the OOPB represented by those loans that have never been in default and either:
•	been paid in full by a borrower; or
•	had the balance reduced during the most recently completed FFY to an amount that is less than the outstanding balance at the beginning of that FFY; and
•	the annual loan payment for a program of study is calculated by the ED using:
•	the median loan debt of students who completed the program of study during the applicable earlier FFYs;
•	the annual interest rate on FDL program unsubsidized loans; and
•

a 10-year amortization schedule for a program of study that leads to a diploma or associate degree, or a 15-year amortization schedule for a program of study that leads to a bachelor or master’s degree.

The median loan debt includes FFEL and FDL program loans, private education loans and institutional financing received by those students for attendance in any program of study offered by the institution. The ED determines whether the annual loan payment for a program of study in a particular FFY is less than or equal to:

•	30% of discretionary income by dividing:
•

the higher of the most currently available mean or median annual earnings of the students who completed the program during the applicable earlier FFYs (the “Applicable Earnings”), less 1.5 times the amount of the most current Poverty Guidelines for a single person in the continental United States; into

•	the annual loan payment; and
•	12% of annual earnings by dividing:
•	the Applicable Earnings; into
•	the annual loan payment.

The Applicable Earnings will be obtained by the ED from the Social Security Administration or another federal agency (collectively, the “SSA”). If a program’s graduates’ median annual loan payment as calculated by the ED using Applicable Earnings obtained from the SSA is greater than 30% of discretionary income and 12% of annual earnings, however, an institution may demonstrate that the program satisfies the annual loan payment requirements by recalculating the discretionary income and annual earnings percentages using alternative earnings from:

•	the Bureau of Labor Statistics (“BLS”), but for only FFYs 2012, 2013 and 2014;

•	an institutional survey conducted in accordance with standards of the National Center for Education Statistics; or
•	a state-sponsored data system.

An institution may use BLS earnings data to recalculate the discretionary income and annual earnings percentages with respect to a program of study, only if the institution:

•

identifies and provides documentation to the ED of the occupation by Standard Occupational Classification (“SOC”) code(s) issued by the BLS in which more than 50% of the students who completed the program during the applicable earlier FFYs were employed, and that number of students is more than 30;

•	uses the most current BLS earnings data at the 25th percentile for the identified SOC code (or the weighted average of that data for each SOC code, if more than one SOC code was identified); and
•	submits to the ED, upon its request, all of the employment and other records that support the SOC code(s) identified with the occupations in which those students were employed.

Depending on how the ED interprets and applies the GE Requirements, if any of our programs fail the annual loan payment requirement using the Applicable Earnings from the SSA, we believe that the alternative BLS earnings may provide us with an opportunity to demonstrate that the program satisfies the annual loan payment requirement for FFYs 2012, 2013 and 2014.

If a program of study fails to satisfy the GE Requirements for:

•	one FFY, the institution must provide a Debt Warning and may not enroll a prospective student until three days after the Debt Warning is given to the prospective student;
•	two of the three most recently completed FFYs, the institution must:
•	provide the Debt Warning to current and prospective students;
•	prominently display the Debt Warning on its Website;
•	include the Debt Warning in all of its promotional materials; and
•	enhance the Debt Warning with additional information, including, without limitation:
•	the risks associated with enrolling or continuing in the program;
•	a timeline and options available to the students, if the institution plans to discontinue the program;
•	a statement that a student who enrolls or continues in the program should expect to have difficulty repaying his or her student loans; and
•	resources that are available to students to research other educational options and compare program costs; and
•	three out of four FFYs, the program of study becomes ineligible under the Title IV Programs.

An institution may not seek to reestablish the eligibility of a program of study that becomes ineligible for failure to satisfy the GE Requirements or establish the eligibility of a substantially similar program of study, until the end of the third FFY following the FFY that the program of study became ineligible. A program of study is substantially similar, if it has the same credential level and first four digits of the CIP code as that of the ineligible program. If an institution voluntarily discontinues a program of study that fails to satisfy the GE Requirements for one or two consecutive FFYs, the institution may not seek to reestablish the eligibility of that program of study until the end of the second or third FFY following the FFY in which the institution notifies the ED that the institution is relinquishing Title IV Program eligibility for that program of study, depending on when the institution provides such notice to the ED.

There are many open questions and interpretive issues related to the GE Requirements, including questions as to the ability of institutions to obtain and verify the information needed to calculate the applicable metrics. Due to the unavailability of data, we cannot predict with any certainty which or how many of our programs of study will satisfy the GE Requirements. In addition, the continuing eligibility of our programs of study under Title IV Programs are at risk under the GE Requirements due to factors beyond our control, such as:

•	changes in the income level of persons employed in specific occupations or sectors;
•	changes in student mix to persons requiring higher amounts of student loans to complete their programs;
•	changes in student loan repayment rates, including the usage of deferments and forbearances;
•	changes in student loan delinquency rates;
•	changes in the nation’s economy, which may affect graduate employment, graduate earnings and, therefore, the ability of graduates to repay their student loans;
•	personal employment decisions made by our students;
•	increases in interest rates;
•	changes in the ED’s interpretation of any element of the GE Requirements that result in a more expansive or harsh enforcement than is currently presented; and
•	other factors.

In addition, providing Debt Warnings to current and prospective students could have an adverse impact on the level of interest and enrollment in those programs of study.

We cannot predict with certainty the impact that the GE Requirements will have on our operations. The GE Requirements have resulted in, and will likely continue to result in, significant changes to the programs of study that we offer, in order to comply with the requirements or to avoid the uncertainty associated with such compliance, such as offering programs at lower costs or in fields with higher earnings potential. The GE Requirements will also put downward pressure on tuition prices, so that students do not incur debt that exceeds the levels required for a program to remain eligible under Title IV Programs. This could, in turn, increase the percentage of our revenue that is derived from Title IV Programs and, therefore, adversely impact our compliance with the 90/10 Rule. We may also have to limit enrollment in certain programs of study and/or substantially increase our efforts to promote student loan repayment. Any or all of these factors could reduce our enrollment and/or increase our cost of doing business, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price.

The U.S. Senate Health, Education, Labor and Pensions (“HELP”) Committee is examining the proprietary postsecondary education industry, and the results of that examination could result in legislation or further rulemaking by the ED that restricts Title IV Program participation by proprietary colleges in a manner that materially and adversely affects our business. Over the past year, the HELP Committee has held a series of hearings and issued a number of reports that were critical of various aspects of the proprietary higher education industry. In August 2010, the HELP Committee requested information from the 30 largest proprietary providers of postsecondary education in the U.S., including us. The Chairman of the HELP Committee has indicated that he will likely introduce legislation as a result of the information obtained through the HELP Committee’s examination of the proprietary higher education industry. That legislation, if passed into law, could result in additional restrictions on our operations.

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

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. The operations of a number of companies in the postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice, SEC, ED, Government Accountability Office, Department of Veterans Affairs, Department of Defense, state education and professional licensing authorities, states’ attorney general offices or other state agencies. These investigations and actions have alleged, among other things, deceptive trade practices and noncompliance with regulations. These allegations have attracted adverse media coverage that may negatively affect public perceptions of for-profit educational institutions, including the ITT Technical Institutes and Daniel Webster College. Adverse media coverage regarding other companies in the for-profit sector or regarding us directly could damage our reputation, could result in lower enrollments, revenue and profit, and could have a negative impact on our stock price. These allegations, reviews, investigations and enforcement actions and the accompanying adverse publicity could also result in increased scrutiny of, and have a negative impact on, us and our industry.

Changes in the amount or availability of veterans’ educational benefits or Department of Defense tuition assistance programs could materially and adversely affect our business. In recent months, the U.S. Congress has increased its focus on Department of Defense tuition assistance and veterans educational benefits that are used for programs of study offered at proprietary education institutions, particularly distance education programs of study. To the extent that any laws or regulations are adopted that limit or condition the amount of educational benefits that veterans can use toward their costs of education at proprietary education institutions or in distance education programs, or that limit or condition the participation of proprietary education institutions or distance education programs in military tuition assistance programs or in Title IV Programs with respect to military tuition assistance programs, our enrollments, results of operations and financial condition could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2011 through April 30, 2011	270,000	$73.06	270,000	2,566,725
May 1, 2011 through May 31, 2011	830,000	$71.93	830,000	1,736,725
June 1, 2011 through June 30, 2011	0	0	0	1,736,725

Total	1,100,000	$72.20	1,100,000

_______________

(1)	The shares that remained available for repurchase under the Repurchase Program were 1,736,725 as of June 30, 2011. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011

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

Date: July 25, 2011

By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1

Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 27, 2011, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A. (incorporated herein by reference from Exhibit 10.41 to ITT/ESI’s Current Report on Form 8-K filed on June 28, 2011)

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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements