Form 10-Q
period 2011-09-30
ITT EDUCATIONAL SERVICES INC
filed 2011-10-21
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes    ☐        No     ☒

26,663,022

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number 1-13144

ITT EDUCATIONAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2061311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13000 North Meridian Street
Carmel, Indiana	46032-1404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (317) 706-9200

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

Yes    ☐         No     ☒

26,663,022

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2011

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2011 and 2010 (unaudited) and December 31, 2010

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and 2010

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010 (unaudited) and the year ended December 31, 2010

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	September 30, 2011	December 31, 2010	September 30, 2010
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,577	$163,779	$119,956
Short-term investments	146,799	149,160	142,483
Restricted cash	413	255	108
Accounts receivable, net	56,140	68,937	85,246
Deferred income taxes	6,760	9,079	17,488
Prepaid expenses and other current assets	19,565	22,887	17,494

Total current assets	402,254	414,097	382,775
Property and equipment, net	201,010	198,213	197,383
Deferred income taxes	37,068	21,814	18,189
Other assets	46,422	40,656	29,383

Total assets	$686,754	$674,780	$627,730

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,825	$67,920	$79,620
Accrued compensation and benefits	16,772	28,428	19,545
Other current liabilities	12,809	15,441	12,051
Deferred revenue	226,046	244,362	195,168

Total current liabilities	344,452	356,151	306,384
Long-term debt	150,000	150,000	150,000
Other liabilities	63,840	40,559	29,004

Total liabilities	558,292	546,710	485,388

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904, 37,068,904 and 54,068,904 issued	371	371	541
Capital surplus	186,009	173,935	170,699
Retained earnings	751,705	524,678	1,270,248
Accumulated other comprehensive (loss)	(4,498)	(4,509)	(9,147)
Treasury stock, 10,405,882, 7,075,563 and 22,151,915 shares, at cost	(805,125)	(566,405)	(1,289,999)

Total shareholders’ equity	128,462	128,070	142,342

Total liabilities and shareholders’ equity	$686,754	$674,780	$627,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$360,638	$400,597	$1,131,686	$1,186,403
Costs and expenses:
Cost of educational services	141,262	134,478	421,460	402,623
Student services and administrative expenses	109,512	114,706	329,721	332,620

Total costs and expenses	250,774	249,184	751,181	735,243

Operating income	109,864	151,413	380,505	451,160
Interest income	716	634	2,341	1,876
Interest (expense)	(378)	(490)	(1,442)	(1,424)

Income before provision for income taxes	110,202	151,557	381,404	451,612
Provision for income taxes	42,884	58,380	149,700	174,944

Net income	$67,318	$93,177	$231,704	$276,668

Earnings per share:
Basic	$2.51	$2.84	$8.34	$8.15
Diluted	$2.48	$2.82	$8.27	$8.06
Weighted average shares outstanding:
Basic	26,839	32,777	27,791	33,954
Diluted	27,098	33,011	28,035	34,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$67,318	$93,177	$231,704	$276,668
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,486	6,205	20,368	19,687
Provision for doubtful accounts	13,864	22,151	44,018	67,950
Deferred income taxes	(5,831)	(6,568)	(13,008)	(16,031)
Excess tax benefit from stock option exercises	(167)	(1,313)	(1,145)	(3,253)
Stock-based compensation expense	4,166	3,708	12,838	12,707
Other	(820)	268	(3,237)	758
Changes in operating assets and liabilities:
Restricted cash	(26)	(38)	(158)	1,783
Accounts receivable	(22,963)	(9,007)	(31,221)	(67,770)
Accounts payable	22,817	3,504	20,905	18,345
Other operating assets and liabilities	5,035	6,756	29,071	29,096
Deferred revenue	(40,801)	(1,939)	(18,316)	23,235

Net cash flows from operating activities	49,078	116,904	291,819	363,175

Cash flows from investing activities:
Facility expenditures and land purchases	(1,454)	(1,775)	(3,129)	(4,368)
Capital expenditures, net	(7,827)	(8,090)	(20,013)	(20,629)
Proceeds from sales and maturities of investments and repayment of notes	52,317	81,517	312,709	281,343
Purchase of investments and note advances	(48,613)	(100,741)	(330,306)	(323,515)

Net cash flows from investing activities	(5,577)	(29,089)	(40,739)	(67,169)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	167	1,313	1,145	3,253
Proceeds from exercise of stock options	303	5,210	5,286	7,830
Repurchase of common stock and shares tendered for taxes	(29,629)	(114,906)	(248,713)	(315,921)

Net cash flows from financing activities	(29,159)	(108,383)	(242,282)	(304,838)

Net change in cash and cash equivalents	14,342	(20,568)	8,798	(8,832)
Cash and cash equivalents at beginning of period	158,235	140,524	163,779	128,788

Cash and cash equivalents at end of period	$172,577	$119,956	$172,577	$119,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2009	54,069	$541	$154,495	$1,006,903	($10,093)	(18,623)	($995,261)	$156,585

For the nine months ended September 30, 2010 (unaudited):
Net income				276,668				276,668
Other comprehensive income:
Prior service costs, net of $8 of income tax					13			13
Net actuarial pension loss, net of $561 of income tax					877			877
Unrealized gain					56			56

Comprehensive income								277,614

Exercise of stock options and equity awards				(13,324)		208	21,154	7,830
Tax benefit from exercise of stock options and equity award vesting			3,497					3,497
Stock-based compensation			12,707					12,707
Common shares repurchased						(3,728)	(314,950)	(314,950)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(10)	(971)	(971)

Balance as of September 30, 2010	54,069	541	170,699	1,270,248	(9,147)	(22,152)	(1,289,999)	142,342

For the three months ended December 31, 2010 (unaudited):
Net income				97,498				97,498
Other comprehensive income:
Prior service costs, net of $4,050 of income tax					6,327			6,327
Net actuarial pension loss, net of $1,112 of income tax					(1,737)			(1,737)
Unrealized gain					48			48

Comprehensive income								102,136

Exercise of stock options and equity awards				(307)		6	370	63
Tax benefit from exercise of stock options and equity award vesting			130					130
Stock-based compensation			3,106					3,106
Common shares repurchased						(1,930)	(119,706)	(119,706)
Shares tendered for taxes						0	(1)	(1)
Common shares retired	(17,000)	(170)		(842,761)		17,000	842,931	0

Balance as of December 31, 2010	37,069	371	173,935	524,678	(4,509)	(7,076)	(566,405)	128,070

For the nine months ended September 30, 2011 (unaudited):
Net income				231,704				231,704
Other comprehensive income:
Prior service costs, net of $455 of income tax					(711)			(711)
Net actuarial pension loss, net of $528 of income tax					824			824
Unrealized (loss)					(102)			(102)

Comprehensive income								231,715

Exercise of stock options and equity awards				(4,678)		148	9,964	5,286
Tax benefit from exercise of stock options and equity award vesting			1,169					1,169
Stock-based compensation			10,905					10,905
Common shares repurchased						(3,470)	(248,099)	(248,099)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(614)	(614)

Balance as of September 30, 2011	37,069	$371	$186,009	$751,705	($4,498)	(10,406)	($805,125)	$128,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading provider of technology-oriented postsecondary education in the United States based on revenue and student enrollment. As of September 30, 2011, we were offering master, bachelor and associate degree programs to approximately 79,000 students at ITT Technical Institute and Daniel Webster College locations. As of September 30, 2011, we had 140 college locations (including 136 campuses and four learning sites) in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). This update allows an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2011:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$167,993	$167,993	$0	$0
Short-term investments:
U.S. Treasury obligations	90,629	90,629	0	0
Government agency obligations	31,565	0	31,565	0
Corporate obligations	24,605	0	24,605	0
Other assets:
Money market fund	7,307	7,307	0	0

	$322,099	$265,929	$56,170	$0

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

The fair value of the notes receivable included in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2011 is estimated by discounting the future cash flows using current rates for similar arrangements. As of September 30, 2011, each of the carrying value and the estimated fair value of these financial instruments was approximately $18,000.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of September 30, 2011, each of the carrying value and the estimated fair value of our long-term debt was approximately $150,000.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense	$4,166	$3,708	$12,838	$12,707
Income tax (benefit)	($1,604)	($1,428)	($4,943)	($4,893)

We did not capitalize any stock-based compensation cost in the three or nine months ended September 30, 2011 or 2010.

As of September 30, 2011, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $22,940 net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.9 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2011
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,724,791	$77.95	$134,447
Granted	159,500	$69.43	11,074
Forfeited	0	$0	0
Exercised	(112,110)	$47.15	(5,286)
Expired	0	$0	0

Outstanding at end of period	1,772,181	$79.13	$140,235	3.8	$7,941

Exercisable at end of period	1,326,000	$72.38	$95,970	3.1	$7,941

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on September 30, 2011 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares subject to stock options granted	0	0	159,500	305,000
Weighted average grant date fair value per share	$0	$0	$28.90	$43.59
Shares subject to stock options exercised	8,800	101,550	112,110	172,879
Intrinsic value of stock options exercised	$469	$3,410	$3,039	$8,582
Proceeds received from stock options exercised	$303	$5,210	$5,286	$7,830
Tax benefits realized from stock options exercised	$180	$1,313	$1,169	$3,255

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rates	Not applicable	Not applicable	1.8%	2.2%
Expected lives (in years)	Not applicable	Not applicable	4.7	4.6
Volatility	Not applicable	Not applicable	48%	43%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	00000000	00000000	00000000	00000000
	Nine Months Ended September 30, 2011
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	128,803	$99.22
Granted	249,575	$70.05
Forfeited	(19,441)	$83.93
Vested	(36,321)	$82.21

Unvested at end of period	322,616	$79.49

In the nine months ended September 30, 2011, we awarded 50,363 RSUs that have a time-based restriction period that ends on the first anniversary of the date of grant. Each of these RSUs had a grant date fair value of $69.43 and will be settled in cash. All other RSUs awarded in the nine months ended September 30, 2011 have a time-based restriction period that ends on the third anniversary of the date of grant and will be settled in shares of our common stock. The total fair market value of the RSUs that vested during the nine months ended September 30, 2011 was $2,440.

5.	Stock Repurchases

As of September 30, 2011, 6,366,725 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of shares	370,000	1,775,000	3,470,000	3,727,500
Total cost	$29,579	$114,891	$248,099	$314,950
Average cost per share	$79.94	$64.73	$71.50	$84.49

6.	Debt

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

Borrowings under the Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement. As of September 30, 2011, we pay a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Credit Agreement. As of September 30, 2011, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.68% per annum. Approximately $157,950 of our investments and cash equivalents served as collateral for the secured borrowings as of September 30, 2011.

The following table sets forth the interest expense (including the facility fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement that was replaced by the Credit Agreement in the periods indicated:

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
$378	$490	$1,442	$1,424

7.	Investments

Our available-for-sale investments were classified as short-term investments on our September 30, 2011, December 31, 2010 and September 30, 2010 Condensed Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	September 30, 2011			December 31, 2010			September 30, 2010
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available-for-Sale Investments:
Government obligations	$90,629	$90,611	$18	$110,560	$110,550	$10	$90,374	$90,348	$26
Government agency obligations	31,565	31,565	0	24,394	24,399	(5)	36,165	36,153	12
Corporate obligations	24,605	24,645	(40)	8,903	8,908	(5)	10,683	10,688	(5)

	$146,799	$146,821	($22)	$143,857	$143,857	$0	$ 137,222	$ 137,189	$ 33

We also held a certificate of deposit with a total principal value of $5,303 as of December 31, 2010 and $5,261 as of September 30, 2010. We did not hold a certificate of deposit as of September 30, 2011. This investment was included in Short-term investments on our Condensed Consolidated Balance Sheets as of the applicable dates. We had $146,799 of debt securities classified as available-for-sale as of September 30, 2011, and all of those debt securities had contractual maturities within one year.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized gains	$0	$0	$0	$56
Unrealized losses	($15)	($14)	($102)	$0

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	0000	0000	0000	0000	0000	0000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income on investments	$91	$188	$362	$551
Realized net gains on the sale of investments	23	51	219	150

	$114	$239	$581	$701

8.	Variable Interests

On January 20, 2010, we entered into agreements with unrelated third parties to establish the PEAKS Private Student Loan Program (“PEAKS Program”), which is a private education loan program for our students. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sells those loans to an unaffiliated trust that purchases, owns and collects private education loans (“PEAKS Trust”). The PEAKS Trust issued senior debt in the aggregate principal amount of $300,000 (“PEAKS Senior Debt”) to investors. The lender disburses the proceeds of the private education loans to us for application to the students’ account balances with us that represent their unpaid education costs. We transfer a portion of the amount of each private education loan disbursed to us under the PEAKS Program to the PEAKS Trust in exchange for a subordinated note issued by the PEAKS Trust (“Subordinated Note”). No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date will be disbursed and purchased through approximately 2012.

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheet. The discount will be amortized over the term of the Subordinated Note, which is expected to be approximately 15 years. The face value of the Subordinated Note as of September 30, 2011 was approximately $83,000.

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

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three or nine months ended September 30, 2011 or 2010 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of September 30, 2011 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three or nine months ended September 30, 2011. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We provided advances to the 2009 Entity under the Revolving Note that we were not contractually required to provide, as set forth in the following table:

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
$350	$215	$550	$2,934

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

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of September 30, 2011 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three or nine months ended September 30, 2011. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of September 30, 2011 was approximately $18,000 and is included in Other assets on our Condensed Consolidated Balance Sheet.

9.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	26,839	32,777	27,791	33,954
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	259	234	244	382

Outstanding shares for diluted earnings per share calculation	27,098	33,011	28,035	34,336

  A total of 1,108,014 shares at September 30, 2011 and 1,000,832 shares at September 30, 2010 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$608	$ 846	$1,804	$2,286
Expected return on assets	(1,273)	(1,081)	(3,567)	(3,301)
Recognized net actuarial loss	400	684	1,352	1,438
Amortization of prior service (credit) cost	(474)	7	(1,166)	21

Net periodic pension (benefit)	($739)	$ 456	($1,577)	$ 444

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

The rates at which interest is credited under the ESI Pension Plan and ESI Excess Pension Plan were changed effective January 1, 2011. This was the primary cause of the lower interest cost in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. This change also resulted in the recognition of a prior service credit, which is being amortized and is included in the net periodic pension benefit in the three and nine months ended September 30, 2011.

We made no contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or nine months ended September 30, 2011 and 2010. We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2011.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2011, the total face amount of those surety bonds was approximately $30,000.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements, employee-related matters and taxes, among others. We record a liability for these claims and contingencies if it is probable that a loss will result and the amount of the loss can be reasonably estimated. As of September 30, 2011, our recorded liability for these claims and contingencies was approximately $32,000 and is included on our Condensed Consolidated Balance Sheet.

Litigation. We are subject to various litigation in the ordinary course of our business. We cannot assure you of the ultimate outcome of any litigation involving us. Although we believe that our estimates related to any litigation are reasonable, deviations from our estimates could produce a materially different result. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business.

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

No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date will be disbursed and purchased through approximately 2012.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2011, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2011. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of September 30, 2011.

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

As of September 30, 2011, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our obligations under the PEAKS Guarantee, the 2009 RSA and the 2007 RSA and, if so, in what amount. Our recorded liability for the obligations related to these guarantee arrangements is included on our Condensed Consolidated Balance Sheet.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC and in Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2011 and June 30, 2011. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Background

We are a leading provider of technology-oriented postsecondary education programs in the United States based on revenue and student enrollment. As of September 30, 2011, we were offering master, bachelor and associate degree programs to approximately 79,000 students. As of September 30, 2011, we had 140 college locations (including 136 campuses and four learning sites) in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the third quarter of 2011, we began operations at five new ITT Technical Institute campuses. Our overall expansion plans include:

•	increasing student enrollment in existing programs at existing campuses;
•	increasing the number and types of program offerings that are delivered in residence and/or online;
•	operating new campuses across the United States;

•	adding learning sites to existing campuses; and
•	investing in other education-related opportunities.

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

New Accounting Guidance

In September 2011, the FASB issued ASU No. 2011-08, which is included in the Codification under ASC 350. This update allows an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	39.2%	33.6%	37.2%	33.9%
Student services and administrative expenses	30.4%	28.6%	29.1%	28.0%

Operating income	30.5%	37.8%	33.6%	38.0%
Interest income, net	0.1%	0.0%	0.1%	0.0%

Income before provision for income taxes	30.6%	37.8%	33.7%	38.1%

The following table sets forth our total student enrollment as of the dates indicated:

	2011		2010
Total Student Enrollment as of:	Total Student Enrollment	Increase / (Decrease) To Prior Year	Total Student Enrollment	Increase To Prior Year
March 31	84,030	(0.6%)	84,555	28.9%
June 30	78,743	(7.0%)	84,695	21.2%
September 30	79,219	(10.0%)	88,004	11.1%
December 31	Not applicable	Not applicable	84,686	4.9%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;
•	after graduating in a prior academic term from a different program of study at that campus; or
•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	0000	0000	0000	0000	0000	0000
	2011		2010
New Student Enrollment in the Three Months Ended:	New Student Enrollment	Increase / (Decrease) To Prior Year	New Student Enrollment	Increase / (Decrease) To Prior Year
March 31	21,761	(5.6%)	23,064	21.8%
June 30	17,351	(19.9%)	21,673	10.1%
September 30	22,909	(14.1%)	26,664	(3.9%)
December 31	Not applicable	Not applicable	17,722	(9.4%)

Total for the year	Not applicable	Not applicable	89,123	3.7%

We believe that the 14.1% decrease in new student enrollment in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 resulted primarily from reductions in the levels of advertising in the traditional media sources that we utilize due to increased costs of those sources, which resulted in a reduction in the number of prospective students who inquired about our programs of study.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	0000000.	0000000.	0000000.	0000000.	0000000.
	Student Persistence as of (1):
Year	March 31	June 30	September 30	December 31
2009	75.3%	75.3%	73.6%	77.3%
2010	76.1%	74.5%	72.4%	76.1%
2011	73.5%	73.1%	71.5%	Not applicable

(1)	Students enrolled at Daniel Webster College have been included beginning with the rate as of September 30, 2009. The inclusion of Daniel Webster College students in our students’ persistence did not have a material impact.

The decrease in student persistence as of September 30, 2011 compared to September 30, 2010 was primarily due to a higher number of students who graduated at the end of the academic period that began in June 2011 compared to the end of the same academic period in the prior year.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010. Revenue decreased $40.0 million, or 10.0%, to $360.6 million in the three months ended September 30, 2011 compared to $400.6 million in the three months ended September 30, 2010. The primary factors that contributed to this decrease included, in order of significance:

•	a 7.0% decrease in total student enrollment as of June 30, 2011 compared to June 30, 2010;
•	a 10.0% decrease in total student enrollment as of September 30, 2011 compared to September 30, 2010; and

•	an increase in the amount of institutional scholarships and other awards that we granted to our students in the three months ended September 30, 2011 compared to the same prior year period.

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

The primary factors that contributed to the decrease in total student enrollment as of September 30, 2011 compared to September 30, 2010 included, in order of significance:

•

the 14.1% decrease in new student enrollment in the three months ended September 30, 2011 and the 19.9% decrease in new student enrollment in the three months ended June 30, 2011 compared to the same prior year periods; and

•	an increase in the number of students who graduated in the three months ended September 30, 2011 compared to the same prior year period.

Cost of educational services increased $6.8 million, or 5.0%, to $141.3 million in the three months ended September 30, 2011 compared to $134.5 million in the three months ended September 30, 2010. The primary factors that contributed to this increase included, in order of significance:

•	costs associated with operating new campuses; and
•	an increase in legal expenses.

Cost of educational services as a percentage of revenue increased 560 basis points to 39.2% in the three months ended September 30, 2011 compared to 33.6% in the three months ended September 30, 2010. The primary factors that contributed to this increase included, in order of significance:

•	a decline in revenue; and
•	costs associated with operating new campuses.

Student services and administrative expenses decreased $5.2 million, or 4.5%, to $109.5 million in the three months ended September 30, 2011 compared to $114.7 million in the three months ended September 30, 2010. The principal cause of this decrease was a reduction in the amount of bad debt expense, which was partially offset by an increase in media advertising expenditures.

Student services and administrative expenses increased to 30.4% of revenue in the three months ended September 30, 2011 compared to 28.6% of revenue in the three months ended September 30, 2010. The principal causes of this increase were the decline in revenue and an increase in media expenses, which were partially offset by a decrease in bad debt expense. Bad debt expense as a percentage of revenue decreased to 3.8% in the three months ended September 30, 2011 compared to 5.5% in the three months ended September 30, 2010, primarily as a result of a decrease in the amount of internal student financing that we provided to our students in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease in the amount of internal student financing was primarily due to the amount of institutional scholarships and other awards and the private education loan programs available to our students in the three months ended September 30, 2011.

Operating income decreased $41.5 million, or 27.4%, to $109.9 million in the three months ended September 30, 2011 compared to $151.4 million in the three months ended September 30, 2010, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 30.5% in the three months ended September 30, 2011 compared to 37.8% in the three months ended September 30, 2010, primarily due to the impact of the factors discussed above.

Interest income increased $0.1 million, or 12.9%, to $0.7 million in the three months ended September 30, 2011 compared to $0.6 million in the three months ended September 30, 2010, primarily due to amortization of the discount on the Subordinated Note. Interest expense decreased $0.1 million, or 22.9%, to $0.4 million in the three months ended September 30, 2011 compared to $0.5 million in the three months ended September 30, 2010, primarily due to a lower effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 38.9% in the three months ended September 30, 2011 compared to 38.5% in the three months ended September 30, 2010. Our combined effective income tax rate increased primarily due to changes in state income tax laws.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010. Revenue decreased $54.7 million, or 4.6%, to $1,131.7 million in the nine months ended September 30, 2011 compared to $1,186.4 million in the nine months ended September 30, 2010. The primary factors that contributed to this decrease included, in order of significance:

•	a 7.0% decrease in total student enrollment as of June 30, 2011 compared to June 30, 2010;

•	a 10.0% decrease in total student enrollment as of September 30, 2011 compared to September 30, 2010;
•	the impact of the private education loan programs utilized by our students on the accounting for revenue earned; and
•	an increase in the amount of institutional scholarships and other awards that we granted to our students in the nine months ended September 30, 2011 compared to the same prior year period.

The decrease in revenue was partially offset by:

•	a 4.9% increase in total student enrollment at December 31, 2010 compared to December 31, 2009; and
•	a 5.0% increase in tuition rates in March 2010.

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

Cost of educational services increased $18.8 million, or 4.7%, to $421.5 million in the nine months ended September 30, 2011 compared to $402.6 million in the nine months ended September 30, 2010. The primary factors that contributed to this increase included, in order of significance:

•	an increase in compensation and benefit costs associated with a greater number of employees;
•	costs associated with operating new campuses; and
•	an increase in legal expenses.

Cost of educational services as a percentage of revenue increased 330 basis points to 37.2% in the nine months ended September 30, 2011 compared to 33.9% in the nine months ended September 30, 2010. The primary factors that contributed to this increase included, in order of significance:

•	a decline in revenue;
•	an increase in compensation and benefit costs;
•	costs associated with operating new campuses; and
•	an increase in legal expenses.

Student services and administrative expenses decreased $2.9 million, or 0.9%, to $329.7 million in the nine months ended September 30, 2011 compared to $332.6 million in the nine months ended September 30, 2010. The principal cause of this decrease was a reduction in bad debt expense, which was partially offset by an increase in media advertising expenditures.

Student services and administrative expenses increased to 29.1% of revenue in the nine months ended September 30, 2011 compared to 28.0% of revenue in the nine months ended September 30, 2010. The principal causes of this increase were the decline in revenue and an increase in media expenses and compensation, which were substantially offset by a decrease in bad debt expense. Bad debt expense as a percentage of revenue decreased to 3.9% in the nine months ended September 30, 2011 compared to 5.7% in the nine months ended September 30, 2010. The primary factor that contributed to the decrease in bad debt expense as a percentage of revenue was a decrease in the amount of internal student financing that we provided to our students in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease in the amount of internal student financing was primarily due to the amount of institutional scholarships and other awards and the private education loan programs available to our students in the nine months ended September 30, 2011. We believe that our bad debt expense as a percentage of revenue will be in the range of 4.0% to 6.0% in 2011.

Operating income decreased $70.7 million, or 15.7%, to $380.5 million in the nine months ended September 30, 2011 compared to $451.2 million in the nine months ended September 30, 2010, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 33.6% in the nine months ended September 30, 2011 compared to 38.0% in the nine months ended September 30, 2010, primarily due to the impact of the factors discussed above.

Interest income increased $0.5 million, or 24.8%, to $2.3 million in the nine months ended September 30, 2011 compared to $1.9 million in the nine months ended September 30, 2010, primarily due to amortization of the discount on the Subordinated Note. Interest expense was $1.4 million in both the nine months ended September 30, 2011 and 2010.

Our combined federal and state effective income tax rate was 39.2% in the nine months ended September 30, 2011 compared to 38.7% in the nine months ended September 30, 2010. Our combined effective income tax rate increased primarily due to changes in state income tax laws and the conclusion of certain state income tax audits.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $172.6 million as of September 30, 2011 compared to $163.8 million as of December 31, 2010 and $120.0 million as of September 30, 2010. We also had short-term investments of $146.8 million as of September 30, 2011 compared to $149.2 million as of December 31, 2010 and $142.5 million as of September 30, 2010. In total, our cash and cash equivalents and short-term investments were $319.4 million as of September 30, 2011 compared to $312.9 million as of December 31, 2010 and $262.4 million as of September 30, 2010. Cash and cash equivalents and short-term investments as of September 30, 2011:

•	increased $6.4 million compared to December 31, 2010, primarily due to cash generated from operations, which was partially offset by repurchases of our common stock; and
•	increased $56.9 million compared to September 30, 2010, primarily due to cash generated from operations, which was partially offset by repurchases of our common stock.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $13.5 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of September 30, 2011.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2011. In 2010, we made no contributions to either the ESI Pension Plan or ESI Excess Pension Plan.

Operations. Cash flows from operating activities decreased $67.8 million to $49.1 million in the three months ended September 30, 2011 compared to $116.9 million in the three months ended September 30, 2010, primarily due to lower student enrollments.

Cash flows from operating activities decreased $71.4 million to $291.8 million in the nine months ended September 30, 2011 compared to $363.2 million in the nine months ended September 30, 2010, primarily due to lower student enrollments and a decrease in funds received from private education loans made to our students by third party lenders.

Accounts receivable less allowance for doubtful accounts was $56.1 million as of September 30, 2011 compared to $85.2 million as of September 30, 2010. Days sales outstanding decreased 5.3 days to 14.3 days at September 30, 2011 compared to 19.6 days at September 30, 2010. Our accounts receivable balance and days sales outstanding at September 30, 2011 decreased primarily due to, in order of significance:

•	an increase in the amount of scholarships and other awards provided to our students; and
•	an increase in the amount of funds received from private education loan programs available to our students.

The amount of scholarships and other awards provided to our students increased 36.2% to $63.9 million in the nine months ended September 30, 2011 compared to $46.9 million in the nine months ended September 30, 2010. We believe that our days sales outstanding at the end of 2011 will be in the range of 10 to 15 days.

Investing. In the three months ended September 30, 2011, we spent $1.5 million to renovate, expand and construct buildings at eight of our locations, compared to $1.8 million for similar expenditures at seven of our locations in the three months ended September 30, 2010. In the nine months ended September 30, 2011, we spent $3.1 million to renovate, expand or construct buildings at 11 of our locations compared to $4.4 million for similar expenditures at 17 of our locations in the nine months ended September 30, 2010.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$7.8 million in the three months ended September 30, 2011 compared to $8.1 million in the three months ended September 30, 2010; and
•	$20.0 million in the nine months ended September 30, 2011 compared to $20.6 million in the nine months ended September 30, 2010.

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

We were in compliance with the applicable ratio requirements as of September 30, 2011.

Borrowings under the Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate as defined under the Credit Agreement. As of September 30, 2011, we pay a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Credit Agreement. As of September 30, 2011, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.68% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of September 30, 2011.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of shares repurchased	370,000	1,775,000	3,470,000	3,727,500
Total cost of shares repurchased (in millions)	$29.6	$114.9	$248.1	$315.0
Average cost per share	$79.94	$64.73	$71.50	$84.49

Approximately 6.4 million shares remained available for repurchase under the Repurchase Program as of September 30, 2011. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$184,175	$51,511	$83,104	$40,835	$8,725
Long-term debt, including scheduled interest payments	$153,873	$1,412	$152,461	$0	$0

Total	$338,048	$52,923	$235,565	$40,835	$8,725

The long-term debt represents our revolving credit facilities under the Credit Agreement and assumes that the $150.0 million outstanding balance under the facilities as of September 30, 2011 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and facility fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 13 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2011, the total face amount of those surety bonds was approximately $30 million.

On January 20, 2010, we entered into agreements with unrelated parties to establish the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sells those loans to the PEAKS Trust. The PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020.

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

We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loans programs, including the 2009 Loan Program. Under the PEAKS Program, our students had access to a greater amount of private education loans, which resulted in a reduction in the amount of internal financing that we provided to our students. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date will be disbursed and purchased through approximately 2012.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2011, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of September 30, 2011.

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

As of September 30, 2011, we had not made any guarantee payments under the PEAKS Guarantee, the 2009 RSA or the 2007 RSA. See Notes 8 and 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the PEAKS Program, the 2009 RSA and the 2007 RSA.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements, employee-related matters and taxes, among others. As of September 30, 2011, our recorded liability for these claims and contingencies was approximately $32.0 million and is included on our Condensed Consolidated Balance Sheet.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three and nine months ended September 30, 2011.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2011, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective.

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

You should carefully consider the risks and uncertainties we describe in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2011 and June 30, 2011 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 through July 31, 2011	60,000	$84.93	60,000	6,676,725
August 1, 2011 through August 31, 2011	310,000	$78.98	310,000	6,366,725
September 1, 2011 through September 30, 2011	0	0	0	6,366,725

Total	370,000	$79.94	370,000

(1)	The shares that remained available for repurchase under the Repurchase Program were 6,366,725 as of September 30, 2011. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011

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

Date: October 21, 2011

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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements