Form 10-K
period 2011-12-31
ITT EDUCATIONAL SERVICES INC
filed 2012-02-24
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$2,106,011,586

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2011 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

26,171,270

Number of shares of Common Stock, $.01 par value, outstanding at January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012	PART III

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2011

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

•

The terms “ITT Technical Institute” or “Daniel Webster College” (in singular or plural form) refer to an individual school or campus owned and operated by ITT/ESI, including its learning sites, if any. The term “institution” (in singular or plural form) means a main campus and its additional locations, branch campuses and/or learning sites, if any.

Background

We are a Delaware corporation incorporated in 1946. Our principal executive offices are located at 13000 North Meridian Street, Carmel, Indiana 46032-1404, and our telephone number is (317) 706-9200. From 1966 until our initial public offering on December 27, 1994, we were wholly owned by ITT Corporation, an Indiana corporation, formerly a Delaware corporation and formerly known as ITT Industries, Inc. (“Old ITT”). On September 29, 1995, ITT Corporation, a Nevada corporation (“ITT”), succeeded to the interests of Old ITT in the beneficial ownership of 83.3% of our common stock. ITT’s beneficial ownership of our common stock ended in February 1999.

Overview

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2011, we were offering master, bachelor and associate degree programs to approximately 73,000 students. As of December 31, 2011, we had 144 locations (including 141 campuses and three learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” (“DWC”) name.

In 2011, we began operations at 11 new ITT Technical Institute campuses and discontinued operations at one learning site. We also continued our efforts to diversify our program offerings by developing programs at different levels in technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online.

Business Strategy

Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to:

•	improve the academic outcomes of our students;

•	increase the value proposition of our education programs for our students; and

•	increase access to high-quality, career-based education.

We intend to pursue this strategy by:

•	increasing student enrollment in existing programs at existing campuses;

•	increasing the number and types of program and other educational offerings that are delivered in residence and/or online;

•	increasing our students’ engagement in their programs of study;

•	enhancing the relevancy of our educational offerings;

•	assessing student achievement and learning;

•	improving the flexibility and convenience of how our institutions deliver their educational offerings;

•	increasing our students’ access to financial aid;

•	helping our graduates obtain entry-level employment involving their fields of study at higher starting annual salaries;

•	operating new campuses across the United States and new institutions in international markets;

•	adding learning sites to existing campuses; and

•	investing in other education-related opportunities.

The principal elements of this strategy include the following:

Enhance Results at Each Institution.

Increase Enrollments at Existing Campuses. We intend to increase recruiting efforts that are primarily aimed at delivering high-quality, career-based education to multiple adult-learner audiences.

Develop and Deliver Different Educational Offerings. We intend to develop and deliver different educational offerings that we believe offer graduates attractive returns on their educational investments.

As part of this strategy, we intend to further diversify our educational offerings by developing new programs of study in both technology and non-technology fields, but primarily in technology- and healthcare-related disciplines. We believe that those programs of study will be at different education levels and delivered in a variety of formats, including entirely in residence, entirely online or partially in residence and partially online. In 2011, we began offering 17 new programs of study and increased the number of our campuses that offer bachelor degree programs from 119 to 128.

We also believe that we should increase the number of programs of study that we offer to our students across our campuses. In 2011, we added a total of 1,343 programs among 132 campuses.

We believe that developing new programs of study, delivering programs in different formats and increasing the number of programs from which prospective students may choose, can:

•	attract more, and a broader base of, students to our institutions;

•	motivate current students to extend their studies;

•	help improve student outcomes;

•	increase the value proposition of our programs of study to our students;

•	increase access to high-quality, career-based education; and

•	improve the utilization of our facilities.

Improve Student Outcomes. We strive to improve the graduation and graduate employment rates of our students by:

•	providing academic and career services;

•	dedicating administrative resources to those services;

•	increasing our students’ engagement in their programs of study;

•	enhancing the relevancy of our educational offerings;

•	assessing student achievement and learning; and

•	increasing our students’ access to financial aid.

Geographically Expand the Delivery of Our Educational Offerings. We plan to add new campuses and learning sites of our existing institutions at locations throughout the United States and new institutions in international markets. Using our proprietary methodology, we determine locations for new campuses and learning sites in the United States based on a number of factors, including demographics and population and employment growth. The following table sets forth the number of new campuses that began operations in the years indicated:

	2011	2010	2009
New campuses	11	9	10
Converted learning sites to campuses	0	0	5

	11	9	15

Provide Education-Related Services. We plan to develop and provide education-related services to students and other constituencies. These services may involve a variety of activities, primarily at the postsecondary level.

Programs of Study

As of December 31, 2011, the ITT Technical Institutes were offering 55 degree programs in various fields of study across the following schools of study:

•	Information Technology (“IT”);

•	Electronics Technology;

•	Drafting and Design;

•	Business;

•	Criminal Justice; and

•	Breckinridge School of Nursing and Health Sciences.

We design our programs to help graduates prepare for careers in various fields involving their education by offering students a broad-based foundation in a variety of skills used in those fields. The following table sets forth examples of various fields involving the subject matter of programs within a particular school of study in which graduates have obtained entry-level positions:

School of Study	Fields

Business	accounting business administration financial services manufacturing marketing and advertising sales

Drafting and Design	architectural and construction drafting civil drafting computer-aided drafting electrical and electronics drafting interior design landscape architecture mechanical drafting multimedia communications

Electronics Technology	communications computer technology electronics product design and fabrication industrial electronics instrumentation telecommunications

Criminal Justice	corrections cyber security investigations security and policing
IT	communications network administration network technology systems technology technical support

Breckinridge School of Nursing and Health Sciences	health information technology nursing

At the vast majority of our campuses, we generally organize the academic schedule for programs of study on the basis of four 12-week academic quarters in a calendar year, with new students beginning at the start of each academic quarter. At these campuses, students taking a full-time course load can complete our associate degree programs in seven or eight academic quarters, bachelor degree programs in 14 or 15 academic quarters and a master degree program in six or seven academic quarters. We typically offer classes in most residence programs in:

•	3.5- to 5.5-hour sessions three days a week, Monday through Saturday, with all program courses taught entirely or partially in residence; or

•	sessions that are scheduled two to three days a week, Monday through Saturday, with certain program courses taught entirely or partially online over the Internet most academic quarters.

Depending on student enrollment, class sessions at the vast majority of our campuses are generally available in the morning, afternoon and evening. The courses that are taught online over the Internet are delivered through an asynchronous learning network and have a prescribed schedule for completion of the coursework. At the vast majority of our campuses, the class schedule for our residence courses and the coursework completion schedule for our online courses generally provide students with the flexibility to maintain employment concurrently with their studies. Based on student surveys, we believe that a majority of our students work at least part-time during their programs of study.

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

Tuition for a student entering an undergraduate residence program at an ITT Technical Institute in December 2011 for 36 quarter credit hours (the minimum course load for a full-time student for an academic year consisting of three academic quarters) was $17,748 for all ITT Technical Institute undergraduate residence programs, except as adjusted in one state to reflect applicable taxes and fees. Tuition for a student entering an undergraduate residence program at DWC in September 2011 for 24 semester credit hours (the minimum course load for a full-time student for an academic year consisting of two academic semesters) was $14,370 for all DWC undergraduate residence programs. The tuition amounts discussed above do not reflect institutional scholarships and grants which reduce the amount of tuition that students pay to attend our institutions. While we have typically increased tuition rates for our programs of study at least annually, we did not increase tuition rates for our ITT Technical Institute programs in 2011 and we do not intend to increase tuition rates for our ITT Technical Institute programs in 2012. The majority of students attending residence programs at our campuses lived in that campus’ metropolitan area prior to enrollment. The only student housing that we provide is at the Nashua, New Hampshire campus of DWC.

Student Recruitment

We strive to attract students with the motivation and ability to complete the career-oriented educational programs offered by our campuses. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our campuses and the programs they offer. These activities include television, Internet and other media advertising, social media, direct mailings and high school presentations. As of December 31, 2011, we employed approximately 1,500 full- and part-time recruiting representatives to assist in local recruiting efforts.

Local recruiting representatives of a campus pursue expressions of interest from potential students for our residence programs of study by contacting prospective students and arranging for interviews at the campus or any learning site of that campus. Occasionally, we also pursue expressions of interest from students for our residence programs of study by contacting them and arranging for their attendance at a seminar providing information about the campus and its programs. We pursue expressions of interest from potential students for our online programs of study by providing program and resource information on our websites and through telephone calls, electronic mail, social media and postal delivery.

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

Student Admission and Retention

We require all applicants for admission to any of our campus’ programs of study to have a high school diploma or a recognized equivalent. Depending on the program of study and the campus, applicants may also be required to:

•	pass an admission examination;

•	possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution;

•	complete the Scholastic Assessment Test or American College Testing examination; and

•	tour the campus.

The following table sets forth our student demographics as of the dates indicated:

	Approximate Percent of Student Census
Student Demographics	December 31, 2011	December 31, 2010
Age
19 or less	4%	6%
20 through 24	30%	31%
25 through 30	29%	29%
31 or over	37%	34%
Gender
Male	72%	73%
Female	28%	27%
Race
Caucasian	48%	51%
Other (1)	52%	49%

(1)	Based on applicable federal classifications.

The faculty and staff at each of our campuses strive to help students overcome obstacles to the completion of their programs of study. As is the case in other postsecondary institutions, however, students often fail to complete their programs for a variety of personal, financial or academic reasons. Student withdrawals prior to program completion not only affect the students, they also have a negative regulatory and financial effect on the campus and the entire institution. To minimize student withdrawals, each of our campuses devotes staff resources to assist and advise students regarding academic and financial matters. We encourage academic advising and tutoring in the case of students experiencing academic difficulties. We also offer assistance and advice to students in our residence programs who are looking for part-time employment and housing.

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our campuses to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that:

•

approximately 70% of the Employable Graduates (as defined below) in 2010 had obtained employment by April 30, 2011 in positions that required the direct or indirect use of skills taught in their programs of study; and

•

the percentage of Employable Graduates in 2011 who had obtained employment by February 15, 2012 in positions that required the direct or indirect use of skills taught in their programs of study was approximately 462 basis points higher than the percentage of Employable Graduates in 2010 who had obtained employment by February 15, 2011 in positions that required the direct or indirect use of skills taught in their programs of study.

“Employable Graduates” are defined in accordance with the graduate employment metrics that we are required to report by one of the accrediting commissions that accredits our institutions and include all of the graduates from the ITT Technical Institutes’ programs of study in the applicable year, except for those graduates who:

•	were pregnant, died or suffered other health-related conditions that prevented them from working;

•	continued their education;

•	were engaged in active U.S. military service;

•	moved out of the United States with a spouse or parent who was engaged in active U.S. military service; or

•	possessed visas that did not permit them to work in the United States following graduation.

Each of our campuses employs personnel to offer its students and graduates career services. These persons assist in job searches, solicit employment opportunities from employers and provide information on job search techniques, where to access employer information, writing resumes and how to prepare for, appear at and conduct oneself during job interviews.

Based on information from graduates and employers who responded to our inquiries, the reported annualized salaries initially following graduation averaged approximately:

•	$31,300 for the Employable Graduates in 2010 who, as of April 30, 2011, had obtained employment in positions that required the direct or indirect use of skills taught in their programs of study; and

•

1% higher for the Employable Graduates in 2011 who, as of February 15, 2012, had obtained employment in positions that required the direct or indirect use of skills taught in their programs of study than the average annualized salaries reported by the Employable Graduates in 2010 who, as of February 15, 2011, had obtained employment in positions that required the direct or indirect use of skills taught in their programs of study.

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

Faculty

We hire faculty members in accordance with criteria established by us, the accrediting commissions that accredit our campuses and the state education authorities that regulate our campuses. We hire faculty with relevant work experience and/or academic credentials to teach most technical subjects. Faculty members at each campus typically include the chairperson for each school or program of study and various categories of instructors, including full-time and adjunct.

Administration and Employees

Each of our campuses is managed by a person who has overall responsibility for the operation of the campus. The administrative staff of each campus also includes managers in the major functional areas of that campus, including recruitment, finance, registration, academics and career services. As of December 31, 2011, we had approximately 5,800 full-time and 4,200 part-time employees. None of our employees are represented by labor unions.

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

In addition, national managers of each of the following major campus functions reside at our headquarters and develop policies and procedures to guide these functions at our ITT Technical Institute campuses:

• recruiting	• career services
• financial aid	• learning resources
• academic affairs	• registration

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

Federal and Other Financial Aid Programs

In 2011, approximately 67% of our revenue determined on a cash accounting basis under the “90/10 Rule” calculation was from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher

Education Act of 1965, as amended (the “HEA”). See “Risk Factors—Risks Related to Our Highly Regulated Industry – One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high” for a description of the 90/10 Rule. Our institutions’ students also rely on unaffiliated private loan programs, internal student financing offered by us, family contributions, personal savings, employment, state financial aid programs, veterans’ and military benefits, scholarships and other resources to pay their educational expenses. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the William D. Ford Federal Direct Loan (the “FDL”) program, which represented, in aggregate, approximately 54% of our cash receipts in 2011; and

•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 21% of our cash receipts in 2011.

Other sources of financial aid used by our students to help pay the cost of their education include:

•	unaffiliated private loan programs, which represented, in aggregate, approximately 7% of our cash receipts in 2011;

•	employment, personal savings and family contributions, which represented, in aggregate, approximately 4% of our cash receipts in 2011; and

•	state financial aid programs, veterans’ and military benefits and other resources, which represented, in aggregate, approximately 14% of our cash receipts in 2011.

The two principal unaffiliated private loan programs utilized by our students in 2011 are no longer available to our students after 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements.” As a result, we believe that there will be an increase in internal student financing in 2012. Increased amounts of internal student financing, scholarships and awards have and could continue to negatively impact our cash flows from operations, expose us to greater credit risk, and increase our bad debt expense and days sales outstanding.

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

At the federal level, the HEA and the regulations promulgated under the HEA by the ED set forth numerous, complex standards that institutions must satisfy in order to participate in Title IV Programs. To participate in Title IV Programs, an institution must:

•	receive and maintain authorization by the appropriate SAs;

•	be accredited by an accrediting commission recognized by the ED; and

•	be certified as an eligible institution by the ED.

The purposes of these standards are to, among other things:

•	limit institutional dependence on Title IV Program funds;

•	prevent institutions with unacceptable student loan default rates, federal student loan repayment rates and graduate median annual loan payments from participating in Title IV Programs; and

•	in general, require institutions to satisfy certain criteria related to educational value, administrative capability and financial responsibility.

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we had three institutions as of December 31, 2011, comprised of two ITT Technical Institute main campuses and one DWC main campus. All of the remaining ITT Technical Institute campuses and the three learning sites are additional locations of the ITT Technical Institute main campuses under the ED’s regulations. As of December 31, 2011, one ITT Technical Institute main campus had 136 additional locations and three learning sites and the second ITT Technical Institute main campus had two additional locations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2011, all 141 of our campuses and all three learning sites participated in Title IV Programs.

As of December 31, 2011, we operated one or more campuses in 39 states and our campuses recruited students in the remaining 11 states. Each of our campuses must be authorized by the applicable SAs to operate. The state laws and regulations that we must comply with in order to obtain authorization from the SAs are numerous and complex. As of December 31, 2011, each of our campuses had received authorization from one or more SAs. Campuses that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing campuses to the bachelor and/or master degree level requires the approval of the applicable SAs and the ACs. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or obtain authorization to operate in some states. If any one of our campuses lost its state authorization to operate in the state in which it is physically located, the campus would be unable to offer postsecondary education and we would be forced to close the campus. Closing multiple campuses for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In August 2011, the ACICS classified one of our ITT Technical Institute institutions, which consists of a main campus and 136 additional locations and three learning sites, as a centrally controlled institution under the ACICS criteria. During 2011, the ACICS evaluated 15 ITT Technical Institutes for initial grants of accreditation. As of December 31, 2011, the ACICS had granted initial accreditation to all 15 of those ITT Technical Institutes. None of the ITT Technical Institutes are on probation with the ACICS, but 11 ITT Technical Institutes are subject to an outcomes review with respect to graduate placement and eight ITT Technical Institutes are subject to an outcomes review with respect to student retention by the ACICS. Under the ACICS standards, a campus that is subject to a financial or outcomes review must periodically report its results in those areas to the ACICS and obtain permission from the ACICS prior to applying to add a new program of study. We do not believe that these limitations will have a material adverse effect on our expansion plans.

DWC had been subject to a notice of concern from the NEASC with respect to DWC’s financial condition dating back to before we acquired DWC in 2009. In April 2011, the NEASC removed that notice of concern as a result of its evaluation of DWC’s financial condition following its change of ownership and control resulting from our acquisition of the college.

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

Each of the campuses and learning sites that we added from 2009 through 2011 constitutes an additional location under the ED’s regulations, except for the DWC campus, which constitutes a main campus under the ED’s regulations. The HEA requires a proprietary institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location and receives all of the necessary SA and AC approvals for that location, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless the institution will offer at least 50% of an entire educational program at that location and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

•	the institution is provisionally certified to participate in Title IV Programs;

•	the institution receives Title IV Program funds under the ED’s reimbursement or cash monitoring payment method;

•	the institution acquired the assets of another institution that provided educational programs at that location during the preceding year and participated in Title IV Programs during that year;

•

the institution would be subject to loss of eligibility to participate in Title IV Programs, because the additional location lost its eligibility to participate in Title IV Programs as a result of high student loan cohort default rates under the Federal Family Education Loan (“FFEL”) and/or the FDL programs; or

•	the ED previously notified the institution that it must apply for approval to establish an additional location.

The accreditation standards of our ACs generally permit an institution’s main campus to establish additional campuses. Our campuses that are treated as additional locations of the main campus under the ED’s regulations and the ACICS accreditation standards are treated as branch campuses under the accreditation standards of the NEASC. Our learning sites are classified as additional locations of the main campus under the ED’s regulations, as campus additions under the ACICS accreditation standards, and as instructional locations of the main or branch campus under the NEASC accreditation standards.

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

The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. Prior to July 1, 2011, a proprietary institution that was eligible to participate in Title IV Programs could generally add a new educational program without the ED’s approval, if that new program: (a) led to an associate level or higher degree and the institution already offered programs at that level; or (b) prepared students for gainful employment in the same or a related occupation as an educational program that had been previously designated as an eligible program at the institution and met minimum length requirements. Otherwise, the proprietary institution had to obtain the ED’s approval before it could disburse Title IV Program funds to students enrolled in the new program.

Since July 1, 2011, a proprietary institution must notify the ED at least 90 days in advance of starting classes in any new program of study. The notice must include, among other things, information with regard to:

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

The ED will review the notice submitted by the proprietary institution and advise the institution whether the new program of study must be approved by the ED. We do not know how the ED has been applying its regulations in this area. If we are required to obtain approval from the ED for any new programs of study and are unable to obtain the ED’s approval in a timely manner, our ability to offer the new program of study would be impaired, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

On September 27, 2011, the ED issued a Notice of Proposed Rulemaking (“NPRM”) that would eliminate the notice and approval requirement for certain new programs of study. Under the ED’s September 27, 2011 NPRM, unless the ED otherwise notifies a proprietary institution, that institution would only have to apply to the ED for approval of those new programs of study that are:

•

the same as, or substantially similar to, programs that were voluntarily discontinued by the institution at the time those programs were failing under the ED’s requirements related to a program of study that leads to gainful employment in a recognized occupation (the “GE Requirements”);

•	the same as, or substantially similar to, programs that became ineligible under the GE Requirements; or

•	substantially similar to programs that are failing under the GE Requirements.

The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current ED certifications of our institutions expire on: March 31, 2015 for each of our two ITT Technical Institute institutions; and June 30, 2012 for our one DWC institution.

The ED may place an institution on provisional certification for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the ED may renew the institution’s provisional certification. The ED may revoke an institution’s provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements. If the ED revokes an institution’s provisional certification, the institution may not apply for reinstatement of its eligibility to participate in Title IV Programs for at least 18 months. If the ED does not recertify the institution following the expiration of its provisional certification, the institution loses eligibility to participate in Title IV Programs until the institution reapplies to participate and the ED certifies the institution to participate. The ED may also more closely review an institution that is provisionally certified, if it applies for approval to operate a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds. Neither of our ITT Technical Institute institutions is provisionally certified to participate in Title IV Programs. DWC, however, is provisionally certified to participate in Title IV Programs, due to:

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

Each of our institutions’ administration of Title IV Program funds must also be audited annually by an independent accounting firm, and the resulting audit report must be submitted to the ED for review.

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2011, excluding certain of its exhibits;

•	our Corporate Governance Guidelines;

•	the charter for each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and

•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 1A. Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2012 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

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

If our campuses failed to comply with any of these regulatory requirements, these agencies could:

•	impose monetary fines or penalties on our campuses;

•	terminate or limit our campuses’ operations or ability to grant degrees;

•	restrict or revoke our campuses’ accreditation;

•	limit, terminate or suspend our campuses’ eligibility to participate in Title IV Programs or state financial aid programs;

•	require our campuses to repay funds received under Title IV Programs or state financial aid programs;

•	require us to post a letter of credit with the ED;

•	subject our institutions to heightened cash monitoring by the ED;

•

transfer our institutions from the ED’s advance system of receiving Title IV Program funds to its reimbursement system, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from the ED; and

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

The following are some of the specific risk factors related to our highly regulated industry:

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in 2008. Some of the changes to the requirements governing the Title IV Programs increased our administrative burden, which has adversely affected our operations. If our efforts to comply with the provisions of the HEA are inconsistent with how the ED interprets the HEA or implements its regulations under the HEA, or with other regulations, we may be found to be in noncompliance with those provisions and the ED could impose monetary penalties, place limitations on our operations and/or condition or terminate our eligibility to participate in Title IV Programs.

In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. For example, on April 15, 2011, the Department of Defense and Full-Year Continuing Appropriations Act of 2011 was signed into law (the “FYCAA”). The FYCAA repealed a provision in the HEA, effective July 1, 2011, pursuant to which students could receive a second grant under the Federal Pell Grant (the “Pell”) program in a single federal student aid award year. In addition, the Consolidated Appropriations Act of 2012 (“Appropriations Act”), which was signed into law on December 23, 2011, places new restrictions on students’ eligibility for grants under the Pell program effective July 1, 2012. As a result, the amount of federal student financial aid available to some current and prospective students will be less, but we do not believe that those changes will negatively affect the decisions of prospective or current students to begin or continue attending our institutions.

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

If one or more of our campuses lost its eligibility to participate in Title IV Programs, or if the U.S. Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for the students at the affected campuses. We cannot assure you that one or more private organizations would be willing to provide loans to students attending those campuses or that the interest rate and other terms of those loans would be as favorable as for Title IV Program loans. In addition, the private organizations could provide a discounted disbursement amount to us on the student loans and/or require us to guarantee all or part of this assistance on unfavorable terms, and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

Legislative action may also increase our administrative costs and burden and require us to modify our practices in order for our campuses to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Recent rulemaking by the ED could materially and adversely affect our business. In the fall of 2009, the ED initiated the process of negotiated rulemaking to make changes to certain provisions of the ED regulations governing Title IV Programs. The negotiated rulemaking focused on 14 program integrity issues. On June 18 and July 26, 2010, the ED issued NPRMs which addressed all 14 program integrity issues. On October 29, 2010, the ED issued final rules related to the June 18, 2010 NPRM and to the portion of the July 26, 2010 NPRM that established a notification and approval process for additional programs of study. Those final rules became effective, with minor exceptions, on July 1, 2011. The ED issued final rules on June 13, 2011 with respect to the remaining proposed rules in the July 26, 2010 NPRM, which become effective on July 1, 2012.

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

•	the GE Requirements that each of our programs of study must satisfy;

•	notifying the ED of, and possibly obtaining the ED’s approval to offer, additional programs of study that lead to gainful employment;

•	determining when a program of study is required to measure student progress in clock hours;

•	the specifications of what constitutes acceptable authorization by a state for institutions to offer postsecondary programs of study in that state; and

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

Incentive Compensation Prohibition. There are many open questions and interpretive issues with respect to the Incentive Compensation Prohibition. We believe that the changes related to the Incentive Compensation Prohibition, including the elimination of the Safe Harbors:

•	increase the uncertainty about what types of compensation are prohibited and which employees are covered by the prohibition; and

•	may subject us to qui tam lawsuits for alleged violations of the False Claims Act, 31 U.S.C. § 3729 et seq. (“False Claims Act”).

These changes adversely affect our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. The changes could also impair our ability to sustain and grow our business, which could have a material adverse effect on our results of operations and future growth. See “—We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities.”

GE Requirements. There are many open questions and interpretive issues related to the GE Requirements, including questions as to the ability of institutions to obtain and verify the information needed to calculate the applicable metrics. In addition, the continuing eligibility of our programs of study under Title IV Programs are at risk under the GE Requirements due to factors beyond our control. If one or more of our programs of study failed the GE Requirements for:

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

We cannot predict with certainty the impact that the GE Requirements will have on our operations. Changes resulting from the GE Requirements could reduce our enrollment and/or increase our cost of doing business, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price. See “If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under the ED’s regulations, students attending those programs of study will be unable to receive funds from Title IV Programs to help pay their education costs.” See also “One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high.”

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

On September 27, 2011, the ED issued a NPRM that would eliminate the notice and approval requirement for certain new programs of study. Under the ED’s September 27, 2011 NPRM, unless the ED otherwise notifies a proprietary institution, that institution would only have to apply to the ED for approval of those new programs of study that are:

•	the same as, or substantially similar to, programs that were voluntarily discontinued by the institution at the time those programs were failing under the GE Requirements;

•	the same as, or substantially similar to, programs that became ineligible under the GE Requirements; or

•	substantially similar to programs that are failing under the GE Requirements.

Clock Hours. The final rules related to determining when a program of study is required to measure student progress in clock hours, as opposed to credit hours, are unclear. Students attending credit hour programs of study that are required to be measured in clock hours will likely receive less funds from Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price. If we were to erroneously determine that a program of study is not required to measure student progress in clock hours, we would likely be liable for repayment of a portion of the Title IV Program funds provided to students in that program of study based on the difference between the amount of funds those students received and the amount they were eligible to receive.

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

One or more of our institutions may lose its eligibility to participate in Title IV Programs, if its federal student loan cohort default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the FFEL program and/or FDL program receives a FFEL/FDL cohort default rate for each FFY based on defaulted FFEL and FDL program loans. A FFY is October 1 through September 30. Currently, the ED calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of the next FFY (“Two-Year CDR”). Beginning with the calculation of institutions’ cohort default rates for FFY 2009, which are expected to be calculated and published by the ED in 2012, the period for which students’ defaults will be included in an institution’s cohort default rate will be extended by one year, so that the formula will be the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of the second succeeding FFY (“Three-Year CDR”).

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

The following table sets forth the average of our institutions’ Two-Year CDRs for the FFYs indicated:

FFY	Two - Year CDR Average
2009 (a)	22.3%
2008	12.2%
2007	11.5%

(a)	As of February 15, 2012, the most recent FFY for which the ED has issued preliminary and published official Two-Year CDRs.

We believe that the increase in the official Two-Year CDR average for FFY 2009 compared to the official Two-Year CDR average for FFYs 2008 and 2007 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”). The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Two-Year CDR average with respect to those loans. Our institutions’ Two-Year CDR average for FFY 2009 with respect to the FFEL program loans that were not sold by the FFEL program lenders to the ED (the “Retained Loans”) was approximately the same as our institutions’ Two-Year CDR average for FFY 2008. We believe that this is primarily due to the absence of any disruption in the servicing of the Retained Loans.

We appealed the ITT Technical Institute institutions’ official Two-Year CDRs for FFY 2009 on the basis that the Purchased Loans were improperly serviced. We have not yet received the ED’s determination with respect to our appeals, but we believe that the average of our ITT Technical Institute institutions’ official Two-Year CDRs for FFY 2009 should be lowered by the ED to between 13.8% and 19.0%, based on the loan servicing information on the Purchased Loans included in the Two-Year CDRs for FFY 2009 that we obtained from the servicers of those loans. Based on this same information, we believe that the Purchased Loans included in the Two-Year CDRs for FFYs 2010, 2011 and, possibly, 2012 may also have been improperly serviced. As a result, we intend to appeal the ITT Technical Institute institutions’ official Two-Year CDRs for FFYs 2010, 2011 and, possibly, 2012 on the basis that the Purchased Loans were improperly serviced.

Beginning with the official Three-Year CDRs for FFY 2009 (which we believe will be published by the ED in September 2012), the cohort default rate for three consecutive FFYs that triggers loss of eligibility to participate in FDL and Pell programs increases from 25% to 30%. We believe that our institutions’ Three-Year CDRs will likely be higher than our institutions’ Two-Year CDRs, because of longer repayment and default histories, among other factors. We believe that the ITT Technical Institutes’ Three-Year CDRs will exceed 30% for FFY 2009 and could exceed 30% for FFY 2010, in each case primarily due to the servicing on the Purchased Loans, as discussed above.

Since the same Purchased Loans are included in both the Two- and Three-Year CDRs for FFY 2009, we intend to appeal the ITT Technical Institute institutions’ official Three-Year CDRs for FFY 2009 on the basis that those

Purchased Loans were improperly serviced, unless the ED removes the improperly serviced Purchased Loans from the calculation of those rates as a result of our appeal of the ITT Technical Institute institutions’ official Two-Year CDRs for FFY 2009 discussed above. Similarly and for the same reason that we intend to appeal the Two-Year CDRs for FFYs 2010, 2011 and, possibly, 2012, as discussed above, we intend to appeal the ITT Technical Institute institutions’ Three-Year CDRs for FFYs 2010, 2011 and, possibly, 2012.

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

If any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under the ED’s regulations, students attending those programs of study will be unable to receive funds from Title IV Programs to help pay their education costs. On June 13, 2011, the ED issued final regulations that become effective on July 1, 2012, specifying the GE Requirements. If any of our programs of study fails to satisfy the GE Requirements for three out of four FFYs, that program would be deemed ineligible under Title IV Programs. Students cannot obtain financial aid under Title IV Programs to help pay their education costs associated with attending ineligible programs of study. A program of study will satisfy the GE Requirements, if:

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

There are many open questions and interpretive issues related to the GE Requirements, including questions as to the ability of institutions to obtain and verify the information needed to calculate the applicable metrics. In addition, the continuing eligibility of our programs of study under Title IV Programs are at risk under the GE Requirements due to factors beyond our control, such as:

•	changes in the income level of persons employed in specific occupations or sectors;

•	changes in student mix to persons requiring higher amounts of student loans to complete their programs;

•	changes in student loan repayment rates, including the usage of deferments and forbearances;

•	changes in student loan delinquency rates;

•	changes in the nation’s economy, which may affect graduate employment, graduate earnings and, therefore, the ability of graduates to repay their student loans;

•	personal employment decisions made by our students;

•	increases in interest rates; and

•	changes in the ED’s interpretation of any element of the GE Requirements that result in a more expansive or harsh enforcement than is currently presented.

In addition, providing Debt Warnings to current and prospective students could have an adverse impact on the level of interest and enrollment in those programs of study.

We cannot predict with certainty the impact that the GE Requirements will have on our operations. The GE Requirements have resulted in, and will likely continue to result in, significant changes to the programs of study that we offer, in order to comply with the requirements or to avoid the uncertainty associated with such compliance, such as offering programs at lower costs or in fields with higher earnings potential. The GE Requirements have and will continue to put downward pressure on tuition prices, so that students do not incur debt that exceeds the levels required for a program to remain eligible under Title IV Programs. This could, in turn, increase the percentage of our revenue that is derived from Title IV Programs and, therefore, adversely impact our compliance with the 90/10 Rule. We have also begun to limit enrollment in certain programs of study and substantially increase our efforts to promote student loan repayment. Any or all of these factors could reduce our enrollment and/or increase our cost of doing business, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price.

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

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our institutions’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 2.1 in 2011 and 1.8 in 2010. Our composite score in 2011 was higher than in 2010 primarily due to a higher equity ratio. In 2011, we repurchased approximately 4.0 million shares of our common stock for approximately $282.7 million compared to approximately 5.7 million shares of our common stock for approximately $434.7 million in 2010. Share repurchases have the accounting effect of reducing our shareholders’ equity, which results in a lower equity ratio. Therefore, the lower amount of share repurchases in 2011 contributed to the higher equity ratio in that year compared to 2010.

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

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For the vast majority of our campuses, a period of enrollment is generally an academic quarter. The institution must calculate and return to the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. As of December 31, 2011, no audit or review had found that any of our institutions violated the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

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

For our 2011 fiscal year, none of our institutions derived more than approximately 69% of its applicable revenue on a cash accounting basis from Title IV Programs under the 90/10 Rule calculation. Any changes in federal law that increase Title IV Program grant or loan limits may result in an increase in the percentage of revenue that we indirectly derive from Title IV Programs, which could make it more difficult for us to satisfy the 90/10 Rule. We believe that the percentage of our institutions’ applicable revenue on a cash accounting basis that is derived from Title IV Programs under the 90/10 Rule calculation will increase slightly in our 2012 fiscal year, due primarily to the inclusion of certain additional federal student loan amounts in our institutions’ revenue derived from Title IV Programs under the 90/10 Rule calculation that began in July 2011.

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

Failure by one or more of our institutions to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institution’s participation in Title IV Programs, or loss of the institution’s eligibility to participate in Title IV Programs. To participate in Title IV Programs, an institution must satisfy criteria of administrative capability prescribed by the ED. These criteria include requirements that the institution:

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

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities. The Incentive Compensation Prohibition prohibits an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. Prior to July 1, 2011, the ED’s regulations regarding the Incentive Compensation Prohibition set forth 12 Safe Harbors. One of the Safe Harbors permitted the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. We believe that we compensated the applicable employees in accordance with this Safe Harbor and other Safe Harbors prior to July 1, 2011, but the law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, and the ED would not entertain a request by an institution for the ED to review and assess its individual compensation plan. In late 2010, the ED modified its regulations concerning the Incentive Compensation Prohibition effective July 1, 2011. All 12 Safe Harbors were eliminated as a result of those modifications. We believe that the changes related to the Incentive Compensation Prohibition, including the elimination of the Safe Harbors:

•	increase the uncertainty related to our compliance with the Incentive Compensation Prohibition on and after July 1, 2011;

•	increase the uncertainty about what types of compensation are prohibited and which activities and employees are covered by the Incentive Compensation Prohibition;

•	required us to change our compensation practices for most of our employees (including our executives);

•	may subject us to qui tam lawsuits for alleged violations of the False Claims Act;

•

adversely affect our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees; and

•	could impair our ability to sustain and grow our business.

In March 2011, the ED published guidance on the Incentive Compensation Prohibition (the “Guidance”). We believe that the Guidance further increases the uncertainty about the types of compensation that are prohibited and which activities and employees are covered by the Incentive Compensation Prohibition. We cannot be sure that the compensation that we have paid our employees since July 1, 2011 will not be determined to violate the Incentive Compensation Prohibition. If the ED determines that our compensation practices violate the Incentive Compensation Prohibition, the ED could subject us to substantial monetary fines or penalties or other sanctions. We could also be subjected to qui tam lawsuits for alleged violations of the False Claims Act related to the Incentive Compensation Prohibition. Those sanctions and lawsuits could have a material adverse effect on our financial condition, results of operations, cash flows and future growth. We cannot predict with certainty the impact that the changes relating to the Incentive Compensation Prohibition will have on our operations. Compliance with those regulations could also reduce our enrollment and increase our cost of doing business.

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

The U.S. Senate Health, Education, Labor and Pensions (“HELP”) Committee is examining the proprietary postsecondary education industry, and the results of that examination could result in legislation or further rulemaking by the ED that restricts Title IV Program participation by proprietary colleges in a manner that materially and adversely affects our business. In the past two years, the HELP Committee has held a series of hearings and issued a number of reports that were critical of various aspects of the proprietary higher education industry. In August 2010, the HELP Committee requested information from the 30 largest proprietary providers of postsecondary education in the U.S., including us. The Chairman of the HELP Committee has indicated that he will likely introduce legislation as a result of the information obtained through the HELP Committee’s examination of the proprietary higher education industry. That legislation, if passed into law, could result in additional restrictions on our operations.

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

Changes in the amount or availability of veterans’ educational benefits or Department of Defense tuition assistance programs could materially and adversely affect our business. Certain members of the U.S. Congress have recently increased their focus on Department of Defense tuition assistance and veterans educational benefits that are used for programs of study offered at proprietary education institutions, particularly distance education programs of study. In addition, certain members of Congress have stated that the 90/10 Rule should be revised to count Department of Defense tuition assistance and veterans’ educational benefits toward the 90% limit. To the extent that any laws or regulations are adopted that limit or condition the amount of educational benefits that veterans can use toward their costs of education at proprietary education institutions or in distance education programs, or that limit or condition the participation of proprietary education institutions or distance education programs in military tuition assistance programs or in Title IV Programs with respect to military tuition assistance programs, our enrollments, results of operations and financial condition could be materially and adversely affected.

If the graduates of some of our programs are unable to obtain licensure in their chosen professional fields of study, the enrollment in and the revenue derived from those programs could decrease and claims could be made against us that could be costly to defend. Future graduates of certain of our programs of study offered through our Breckinridge School of Nursing and Health Sciences will seek professional licensure in their chosen field following graduation. Their success in obtaining licensure depends on several factors, including:

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

Risks Related to Our Business

If we fail to effectively identify, establish and operate new campuses and learning sites, our growth may be slowed. As part of our business strategy, we anticipate operating new campuses and adding learning sites to existing campuses at locations throughout the United States. Establishing new campuses and learning sites poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of existing campuses. To operate a new campus or add a learning site, we would be required to obtain the appropriate authorizations from the applicable SAs and ACs, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible to participate in Title IV Programs, a new campus or learning site must be certified by the ED, either before or after it starts disbursing Title IV Program funds to its students. We cannot be sure that we will be able to identify suitable expansion opportunities to help maintain or accelerate our current geographic expansion or that we will be able to successfully integrate or profitably operate any new campuses or learning sites. Any failure by us to effectively identify, establish and manage the operations of newly established campuses or learning sites could slow our growth, make any newly established campuses or learning sites more costly to operate than we had planned and have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Geographically Expand the Delivery of our Educational Offerings.”

Our success depends, in part, on our ability to effectively identify, develop, obtain approval to offer and teach new programs at different levels in a cost-effective and timely manner. Part of our business strategy also includes increasing the number, levels, lengths and disciplines of programs offered at our campuses. Developing and offering new programs pose challenges and require us to make investments in research and development, management and capital expenditures, to incur marketing and advertising expenses and to devote other resources that are in addition to, and in some cases greater than, those associated with our current program offerings. In order to offer new programs at different levels at our campuses, we may be required to obtain the appropriate authorizations from the ED, SAs, ACs and, in certain circumstances, specialized programmatic accrediting commissions, which may be conditioned or delayed in a manner that could affect the programs offered at our campuses. We cannot be sure that we will be able to identify new programs to help maintain or accelerate our current geographic expansion, that we will be able to obtain the requisite authorizations to offer new programs at different levels at our campuses or that students will enroll in any new programs that we offer at our campuses. Any failure by us to effectively identify, develop, obtain authorization to offer and teach new programs at our campuses could have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Enhance Results at Each Institution.”

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

If we are unable to timely identify lenders to make private education loans to our students, our students’ ability to finance their education could be adversely affected, our receivables could increase and our student population could decrease. In 2011, we derived approximately 7% of our cash receipts from unaffiliated, private education loan programs that were made available to eligible students at our campuses to help fund a portion of the students’ cost of education. The vast majority of these private education loans were made under two programs, both of which expired in 2011. We are pursuing arrangements with unaffiliated lenders for them to provide private education loans to our students and their parents who qualify. We cannot assure you, however, that we will be able to timely identify alternative lenders on terms as favorable to us as the previous programs were, or at all. Adverse market conditions for consumer loans and student loans, including lenders’ difficulties in reselling or syndicating student loan portfolios, have resulted and could continue to result in providers of private education loans reducing the availability of, or increasing the costs associated with, providing those loans to students. The loan underwriting standards can vary significantly among lenders, which could adversely affect the ability of some of our students to obtain private education loans. In particular, private education loans to students with low credit scores are difficult to obtain.

If we are unable to timely identify lenders to make private education loans to our students and their parents, our students’ ability to finance their education could be adversely affected and our receivables could increase, which could have a material adverse effect on our financial condition, results of operations and cash flows. Further, even if private education loans are made available to our students, prospective and current students may determine that the borrowing costs associated with private education loans are too expensive and cause them to abandon or delay their education. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our results of operations and cash flows.

If the charge-off rate on private education loans under programs where we have a guarantee obligation is higher than we anticipate, or if the charge offs occur earlier in the life of those loans, our guarantee obligations related to those loans may have a material adverse effect on us. We have entered into risk sharing and guarantee agreements (collectively, “RSAs”) with unaffiliated entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Under two of the RSAs, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under that RSA or related program, based on dollar volume. Under the third RSA, we guarantee the payment of principal, interest and certain call premiums on $300 million of principal of senior debt obligations of, and administrative fees and expenses of, an unaffiliated trust that holds the private education loans made under the PEAKS Private Student Loan Program (“PEAKS Program”). Our obligations under each of the RSAs will remain in effect until all private education loans made under that RSA, related program or the senior debt obligation, as applicable, are paid in full or charged off. The maximum potential future payments that we could be required to make pursuant to our guarantee obligations under the RSAs are affected by various factors. See Notes 11 and 14 of the Notes to Consolidated Financial Statements.

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

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. As of December 31, 2011, our recorded liability for these claims and contingencies was approximately $36.0 million and is primarily included in Other liabilities on our Consolidated Balance Sheet. The substantial majority of this amount pertains to our guarantee arrangements.

In addition, due to the expiration of the previous private education loan programs that were available to our students, we are attempting to identify unaffiliated lenders to make private education loans to our students going forward. Those lenders could provide a discounted disbursement amount to us on the student loans and/or require us to guarantee all or part of this assistance on terms that are less favorable to us than the disbursement arrangements and guarantee obligations under the previous private education loan programs.

If we experience losses in excess of the amounts that we have reserved with respect to the significant amount of internal student financing that we have provided to our students, it could have a material adverse effect on our financial condition, results of operations and cash flows. We offer a variety of payment plans to help students pay the portion of their cost of education that is not covered by financial aid or other funds. These balances are unsecured and not typically guaranteed. These balances have increased as a result of the number of our students who do not qualify for private education loans from third parties due to their prior credit history and the limited funding available under private education loan programs for which those students could qualify. These balances could become more significant in the future, particularly if we are unable to timely identify unaffiliated lenders to make private education loans to our students. Increases in internal student financing adversely affect our cash flows and expose us to greater credit risk. Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amount we have reserved for bad debts could have a material adverse effect on our financial condition and results of operations.

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

In order to support revenue growth, we need to hire, retain, develop and train employees who are responsible for student recruiting, financial aid, registration, teaching and career services. Our ability to develop a strong team of employees with these responsibilities may be affected by a number of factors, including:

•	our ability to timely and effectively train and motivate our employees in order for them to become productive;

•	restrictions imposed by regulatory bodies on the method of compensating employees, such as the Incentive Compensation Prohibition;

•	our ability to attract enough prospective students to our program offerings; and

•	our ability to effectively manage a multi-institutional and multi-location educational organization.

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

We may be unable to successfully complete or integrate future acquisitions. We may consider selective acquisitions of other schools or education-related businesses in the future. We may not be able to complete any acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Integration challenges include, among others:

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

If we are unable to conclude successfully litigation against us, our business, financial condition and results of operations could be adversely affected. In the ordinary conduct of our business, we are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage to resolve those matters, which could have a material adverse effect on our financial condition or results of operation. See “Legal Proceedings.” In connection with the securities class action and shareholder derivative lawsuits that are currently pending against us and some of our officers and directors, we have incurred, and expect to continue to incur, defense costs and other expenses, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations. Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. In the ordinary course of our business, we collect, use and retain large amounts of personal information regarding prospective students, students, their families and employees. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could subject us to costly claims or litigation, have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance. Potential new federal or state laws and regulations also may increase our costs of compliance or limit our ability to use personal information to recruit students.

Security breaches or system interruptions or delays involving our computer networks could disrupt our operations, damage our reputation, limit our ability to attract and retain students and require us to expend significant resources. The performance and reliability of our computer systems are critical to our information management, reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could disrupt the provision of education to students attending our campuses. We cannot assure you that we will be able to expand the infrastructure of our computer systems on a timely basis sufficient to meet demand. Our computer systems and operations could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and telecommunications failures. Any interruption to our computer systems could have a material adverse effect on our operations and ability to attract and retain students. These factors could affect the number of students who attend our campuses and have a material adverse effect on our results of operations.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2011, we:

•	leased 128 facilities used by our campuses and learning sites;

•	owned 42 facilities used by our campuses; and

•	leased seven facilities that are intended to be used by new campuses in 2012.

Thirteen of the owned facilities and three of the leased facilities are used by DWC. Our facilities are located in 39 states. None of the facilities owned by us is subject to a mortgage or other indebtedness.

We generally locate our campuses in suburban areas near major population centers. We generally house our campus facilities in modern, air conditioned buildings, which include classrooms, laboratories, student break areas and administrative offices. Our campuses typically have accessible parking facilities and are generally near a major highway. The facilities at our locations range in size from approximately 10,000 to 58,000 square feet. The initial lease terms of our leased facilities range from two to 15 years. The average remaining lease term of our leased facilities is approximately three years. If desirable or necessary, a campus may be relocated to a new facility reasonably near the existing facility at the end of the lease term.

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

Although the derivative actions are brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuits. There can be no assurance that the ultimate outcome of these or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our common stock is listed on the NYSE under the “ESI” trading symbol. The prices set forth below are the high and low sale prices of our common stock on the NYSE during the periods indicated.

	2011		2010
Fiscal Quarter Ended	High	Low	High	Low
March 31	$76.82	$55.66	$118.35	$92.76
June 30	$92.13	$65.07	$121.98	$82.63
September 30	$95.52	$55.30	$95.62	$50.00
December 31	$69.58	$50.22	$72.70	$52.00

There were 91 holders of record of our common stock on February 15, 2012.

We did not pay a cash dividend in 2011 or 2010. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. In addition, our credit agreement prohibits the payment of cash dividends on our common stock. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition, the restrictions under our credit agreement and other factors our Board of Directors may in the future consider to be relevant.

We did not sell any of our securities during the three months ended December 31, 2011 that were not registered under the Securities Act. In January 2012, we credited 1,318 treasury shares of our common stock to the deferred share accounts of each of two non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”) in payment of their annual retainer for 2012. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. In January 2012, we also issued 659 treasury shares of our common stock to one non-employee director under the Directors Deferred Compensation Plan in payment of his annual retainer for 2012. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the fourth quarter of 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 through October 31, 2011	145,000	$65.71	145,000	6,221,725
November 1, 2011 through November 30, 2011	425,000	$59.00	425,000	5,796,725
December 1, 2011 through December 31, 2011	0	0	0	5,796,725

Total	570,000	$60.71	570,000

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our repurchase program (the “Repurchase Program”):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011

The shares that remained available for repurchase under the Repurchase Program were 5,796,725 as of December 31, 2011. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index and a Peer Issuer Group Index for the period from December 31, 2006 through December 31, 2011. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: American Public Education, Inc., Apollo Group, Inc., Bridgepoint Education, Inc., Capella Education Company, Career Education Corp., Corinthian Colleges, Inc., DeVry, Inc., Education Management Corporation, Grand Canyon Education, Inc., Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education.

Cumulative Total Return

(Based on $100 invested on December 31, 2006 and assumes

the reinvestment of all dividends)

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
ITT Educational Services, Inc.	100.00	128.48	143.11	144.58	95.96	85.72
Peer Issuer Group Index	100.00	147.79	154.98	136.84	106.14	106.81
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenue	$1,499,949	$1,596,529	$1,319,194	$1,015,333	$869,508
Cost of educational services	553,065	537,855	449,835	383,769	358,601
Student services and administrative expenses	439,808	445,125	380,567	306,099	267,815

Total costs and expenses	992,873	982,980	830,402	689,868	626,416

Operating income	507,076	613,549	488,792	325,465	243,092
Interest income, net	1,077	586	2,565	1,894	2,455

Income before provision for income taxes	508,153	614,135	491,357	327,359	245,547
Provision for income taxes	200,401	239,969	191,094	125,854	93,308

Net income	$307,752	$374,166	$300,263	$201,505	$152,239

Earnings per share: (a)
Basic	$11.22	$11.28	$8.01	$5.18	$3.78
Diluted	$11.13	$11.17	$7.91	$5.13	$3.72

Other Operating Data (b):
Capital expenditures, net	$26,847	$26,811	$23,992	$17,543	$15,514
Facility expenditures and land purchases	$4,053	$6,118	$4,236	$18,093	$12,589
Number of students at end of period	73,255	84,686	80,766	61,983	53,027
Number of campuses at end of period	141	130	121	105	97
Number of learning sites at end of period	3	4	4	9	9

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash and investments	$379,609	$313,194	$274,086	$375,928	$317,202
Total current assets	$456,288	$414,097	$390,962	$431,045	$349,823
Property and equipment, less accumulated depreciation	$201,257	$198,213	$195,449	$166,671	$153,265
Total assets	$728,818	$674,780	$616,705	$608,348	$520,386
Total current liabilities	$345,047	$356,151	$284,792	$264,553	$291,924
Total long-term debt	$150,000	$150,000	$150,000	$150,000	$150,000
Total liabilities	$560,019	$546,710	$460,120	$434,504	$462,368
Shareholders’ equity	$168,799	$128,070	$156,585	$173,844	$58,018

(a)	Earnings per share for all periods have been calculated in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC” or “Codification”) 260, “Earnings Per Share”. Earnings per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. The number of shares used to calculate basic earnings per share differs from the number of shares used to calculate diluted earnings per share. The number of shares used to calculate basic earnings per share was the weighted average number of common shares outstanding. The number of shares used to calculate diluted earnings per share was the weighted average number of common shares outstanding, plus the average number of shares that could be issued under our stock-based compensation plans and less the number of shares assumed to be purchased with any proceeds received from the exercise of awards under those plans.
(b)	We did not pay any cash dividends in any of the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

As of December 31, 2011, we had 144 locations (including 141 campuses and three learning sites) in 39 states, which were providing postsecondary education to approximately 73,000 students. In 2011, we derived approximately 98% of our revenue from tuition and approximately 2% from the sale of tool kits and fees, charged to and paid by, or on behalf of, our students. Most students at our institutions pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs.

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

In 2011, we continued to add program offerings among existing campuses and learning sites, began operations at 11 new locations and discontinued operations at one learning site. We also continued our efforts to diversify our program offerings by developing residence and online programs at different degree levels in both technology and non-technology fields of study.

The following table sets forth select operating and growth statistics for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Additional program offerings	1,343	308	377
Number of campuses and learning sites with additional program offerings	132	87	106
Began operations at:
New campuses	11	9	10	(1)
Converted learning sites to campuses	0	0	5
Campuses offering bachelor degree programs	128	119	102

(1)	Excludes DWC

In 2012, we intend to add more of our current program offerings among most of our locations. We also plan to continue developing additional residence and online programs at different degree levels in technology and non-technology fields of study to be offered at our institutions. The new degree programs are expected to involve a variety of disciplines and be at the associate, bachelor and master degree levels. We intend to develop both a residence and online version of many of the new programs. We also intend to increase the number of our campuses that offer bachelor degree programs. In addition, we plan to begin operations at eight to ten new campuses in 2012. Our new campuses generally incur a loss up to 24 months after the first class start date.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. These policies should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements.

Recognition of Revenue. Tuition revenue is recorded on a straight-line basis over the length of the applicable course to the extent that we consider the collectability of that revenue to be reasonably assured. If a student withdraws from an institution, the standards of most SAs that regulate our institutions, the ACs and our own internal policy limit a student’s obligation for tuition and fees to the institution depending on when a student withdraws during an academic term. The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. Generally, the greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institution for the tuition and fees related to that academic term. We record revenue net of any refunds that result from any applicable Refund Policy. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.

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

We derived 98% of our revenue from tuition and 2% from tool kit sales and student fees in each of the years ended December 31, 2011, 2010 and 2009. The amount of tuition earned depends on:

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

We use a binomial option pricing model to determine the fair value of stock options granted, and we use the market price of our common stock to determine the fair value of restricted stock and restricted stock units (“RSUs”) granted. Various assumptions are used in the binomial option pricing model to determine the fair value of the stock options. These assumptions are discussed in Note 1 of the Notes to Consolidated Financial Statements.

The following table sets forth the stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated:

Year Ended December 31,
	2011	2010	2009
(In thousands)
Stock-based compensation expense	$ 17,074	$ 15,813	$ 13,074
Income tax (benefit)	($ 6,574)	($ 6,089)	($ 5,034)

	$ 10,501	$ 9,724	$ 8,040

As of December 31, 2011, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $16.9 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately two years.

See also Notes 1 and 4 of the Notes to Consolidated Financial Statements for a discussion of stock-based compensation and ASC 718.

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

Fair Value. ASC 820, “Fair Value Measurements” (“ASC 820”), defines fair value for financial reporting as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value measurement of our financial assets utilized assumptions categorized as observable inputs under ASC 820. Observable inputs are assumptions based on independent market data sources.

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Cash equivalents:
Money market funds	$228,287	$228,287	$0	$0
Short-term investments:
U.S. Treasury obligations	100,517	100,517	0	0
Government agency obligations	31,351	0	31,351	0
Corporate obligations	16,620	0	16,620	0
Other assets:
Money market fund	7,576	7,576	0	0

	$384,351	$336,380	$47,971	$0

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

Contingent Liabilities. We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions and employee-related matters, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. Although we believe our estimates are reasonable, deviations from our estimates could produce a materially different result.

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

New Accounting Guidance

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, which is included in the Codification under ASC 220, “Comprehensive Income” (“ASC 220”). This update defers the effective date of ASU No. 2011-05 for changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. None of the other requirements in ASU 2011-05 are affected by this update. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Also in December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210, “Balance Sheet.” This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning January 1, 2013. We have not yet determined the effect that the adoption of this guidance will have on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). This update allows an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which is included in the Codification under ASC 220. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. Prior to January 1, 2012, we presented total Comprehensive income and the components of Other comprehensive income in our Consolidated Statements of Shareholders’ Equity. The adoption of this guidance will require us to present Comprehensive income on a different statement.

In May 2011, the FASB issued ASU No. 2011-04, which is included in the Codification under ASC 820. This update provides guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

The following table sets forth our revenue for the periods indicated:

	Quarterly Revenue
	(Dollars in thousands)
	2011		2010		2009
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$383,171	25.5%	$383,957	24.0%	$288,033	21.8%
June 30	387,877	25.9%	401,849	25.2%	317,140	24.0%
September 30	360,638	24.0%	400,597	25.1%	339,643	25.8%
December 31	368,263	24.6%	410,126	25.7%	374,378	28.4%

Total for Year	$1,499,949	100.0%	$1,596,529	100.0%	$1,319,194	100.0%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Cost of educational services	36.9%	33.7%	34.1%
Student services and administrative expenses	29.3%	27.9%	28.8%

Operating income	33.8%	38.4%	37.1%
Interest income, net	0.1%	0.1%	0.2%

Income before income taxes	33.9%	38.5%	37.3%

The following table sets forth our total student enrollment as of the dates indicated:

As of December 31,	Total Student Enrollment	Increase (Decrease) To Prior Year
2011	73,255	(13.5%)
2010	84,686	4.9%
2009	80,766	30.3%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2011		2010		2009
New Student Enrollment in the Three Months Ended:	New Student Enrollment	Increase (Decrease) To Prior Year	New Student Enrollment	Increase (Decrease) To Prior Year	New Student Enrollment(1)	Increase Over Prior Year(1)
March 31	21,761	(5.6%)	23,064	21.8%	18,935	36.8%
June 30	17,351	(19.9%)	21,673	10.1%	19,692	33.5%
September 30	22,909	(14.1%)	26,664	(3.9%)	27,738	27.2%
December 31	15,125	(14.7%)	17,722	(9.4%)	19,563	31.2%

Total for the year	77,146	(13.4%)	89,123	3.7%	85,928	31.6%

(1)	New students enrolled at DWC have been included beginning with the September 30, 2009 period.

We believe that economic downturns in the United States, in particular those that result in higher unemployment rates among unskilled workers, have historically been associated with increased student enrollment at postsecondary educational institutions. Based on this, we believe that the economic recession in the United States which gave rise to higher unemployment among unskilled workers in 2009 and 2010 may have contributed to the year-over-year increases in our new and total student enrollment through the quarter ended June 30, 2010. These increases had a material favorable effect on our results of operations, cash flows and financial condition. There are a number of other factors, however, that affect new student enrollment, including changes in the types and levels of utilization of the various forms of media advertising that we use, which have recently negatively impacted, and could continue to negatively impact, new student enrollment.

We believe that the 19.9% decrease in new student enrollment in the three months ended June 30, 2011 compared to the same period in 2010 resulted primarily from:

•

reductions in the levels of advertising in the traditional media sources that we utilize due to increased costs of those sources, which resulted in a reduction in the number of prospective students who inquired about our programs of study; and

•	a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their program of study.

We believe that the 14.1% decrease in new student enrollment in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and the 14.7% decrease in new student enrollment in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 resulted primarily from reductions in the levels of advertising in the traditional media sources that we utilize due to increased costs of these sources, which resulted in a reduction in the number of prospective students who inquired about our programs of study. The decrease in new student enrollment in the three months ended December 31, 2011 compared to the prior year can also be attributed to changes that we made to program offerings at select campuses which resulted in a more significant decline in new student enrollment in the criminal justice programs of study compared to our other curricula.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of(1):
Year	March 31	June 30	September 30	December 31
2011	73.5%	73.1%	71.5%	73.4%
2010	76.1%	74.5%	72.4%	76.1%
2009	75.3%	75.3%	73.6%	77.3%

(1)	Students enrolled at DWC have been included beginning with the rate as of September 30, 2009. The inclusion of DWC students in our students’ persistence did not have a material impact.

The decrease in student persistence as of December 31, September 30, and June 30, 2011 compared to the corresponding prior year end dates was primarily due to a higher number of students who graduated at the end of the academic periods that began in September, June and March 2011 compared to the end of the same academic periods in the prior year.

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

We believe that student persistence may decline in 2012 compared to 2011, primarily due to a significant increase in the number of students who are scheduled to graduate in 2012 compared to 2011. A decline in student persistence, along with any decrease in new student enrollment, would negatively impact our total student enrollment in 2012.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010. Revenue decreased $96.6 million, or 6.0%, to $1,500.0 million in the year ended December 31, 2011 compared to $1,596.5 million in the year ended December 31, 2010. The primary factors that contributed to this decrease included, in order of significance:

•	an average 7.8% decrease in total student enrollment in each academic quarter beginning in 2011 compared to 2010; and

•	an increase in the amount of institutional scholarships and other awards that we granted to our students in 2011 compared to 2010.

The decrease in revenue was partially offset by:

•	a 4.9% increase in total student enrollment at December 31, 2010 compared to December 31, 2009; and

•	a 5% increase in tuition rates in March 2010.

While we have typically increased tuition rates for our programs of study annually, we did not increase tuition rates for our ITT Technical Institute programs in 2011, and we do not intend to increase tuition rates for our ITT Technical Institute programs in 2012. We believe that the amount of scholarships and other awards available to our students in 2012 will be approximately the same as the amount available in 2011. In 2011, we began offering new programs of study that involve a modified delivery format which increases the credit hours per course and reduces the number of academic quarters required for a full-time student to graduate. The increase in credit hours per course results in an increase in the amount of revenue recognized per course compared to the programs of study previously offered. We believe that the combination of these factors could result in a slight increase in our average revenue per student in 2012.

Cost of educational services increased $15.2 million, or 2.8%, to $553.1 million in the year ended December 31, 2011 compared to $537.9 million in the year ended December 31, 2010. The primary factors that contributed to this increase included, in order of significance:

•	costs associated with operating new campuses;

•	an increase in legal expenses; and

•	an increase in compensation and benefit costs.

Cost of educational services as a percentage of revenue increased 320 basis points to 36.9% in the year ended December 31, 2011 compared to 33.7% in the year ended December 31, 2010. The primary factors that contributed to this increase included, in order of significance:

•	a decline in revenue;

•	costs associated with operating new campuses;

•	an increase in legal expenses; and

•	an increase in compensation and benefit costs.

Student services and administrative expenses decreased $5.3 million, or 1.2%, to $439.8 million in the year ended December 31, 2011 compared to $445.1 million in the year ended December 31, 2010. The principal cause of this decrease was a reduction in bad debt expense, which was partially offset by an increase in media advertising expenses.

Student services and administrative expenses increased to 29.3% of revenue in the year ended December 31, 2011 compared to 27.9% of revenue in the year ended December 31, 2010. The principal causes of this increase were the decline in revenue and an increase in media advertising expenses, which were substantially offset by a decrease in bad debt expense. Bad debt expense as a percentage of revenue decreased to 4.1% in the year ended December 31, 2011 compared to 5.4% in the year ended December 31, 2010. The primary factor that contributed to the decrease in bad debt expense as a percentage of revenue was a decrease in the amount of internal student financing that we provided to our students in the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in the amount of internal student financing was primarily due to the amount of institutional scholarships and other awards and the private education loan programs available to our students in 2011. We believe that our bad debt expense as a percentage of revenue will likely increase in the fiscal year ending December 31, 2012, primarily due to an increase in the amount of internal student financing that we may provide to our students in 2012 compared to 2011 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students in 2011.

Operating income decreased $106.5 million, or 17.4%, to $507.1 million in the year ended December 31, 2011 compared to $613.5 million in the year ended December 31, 2010 as a result of the impact of the factors discussed above in connection with revenue, cost of educational services and student services and administrative expenses. Our operating margin decreased to 33.8% in the year ended December 31, 2011 compared to 38.4% in the year ended December 31, 2010, primarily due to the impact of the factors discussed above. We believe that our operating margin in 2012 will decline compared to 2011, primarily due to lower total student enrollment in 2012 compared to 2011.

Interest income increased $0.4 million, or 15.9%, to $2.9 million in the year ended December 31, 2011 compared to $2.5 million in the year ended December 31, 2010, primarily due to amortization of the discount on a subordinated note that we issued in connection with the PEAKS Program. Interest expense decreased $0.1 million, or 4.8%, to $1.8 million in the year ended December 31, 2011 compared to $1.9 million in the year ended December 31, 2010, primarily due to a decrease in the effective interest rate on our revolving credit facilities.

Our combined federal and state effective income tax rate was 39.4% in the year ended December 31, 2011 compared to 39.1% in the year ended December 31, 2010.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $229.0 million as of December 31, 2011 compared to $163.8 million as of December 31, 2010. We also had short-term investments of $148.5 million as of December 31, 2011 compared to $149.2 million as of December 31, 2010. In total, our cash and cash equivalents and short-term investments were $377.5 million as of December 31, 2011 compared to $312.9 million as of December 31, 2010. The $64.5 million increase in cash and cash equivalents and short-term investments as of December 31, 2011 compared to December 31, 2010 was primarily due to cash flows from operating activities of $387.8 million which was partially offset by $282.7 million in repurchases of our common stock.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $4.6 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Consolidated Balance Sheet as of December 31, 2011. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan (the “Pension Plans”), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. Total net pension benefit in the year ended December 31, 2011 was $0.9 million, compared to total net pension cost of $0.6 million in the year ended December 31, 2010 and $1.7 million in the year ended December 31, 2009. In 2012, we do not expect that our total net pension benefit will be material.

We did not make any contributions to the ESI Excess Pension Plan or to the ESI Pension Plan in 2011 or 2010. We do not expect to make any contributions to either of the Pension Plans in 2012.

See Note 13 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Pension Plans.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the FDL program, which represented, in aggregate, approximately 54% of our cash receipts in 2011 and 30% of our cash receipts in 2010;

•	the Pell program, which represented, in aggregate, approximately 21% of our cash receipts in 2011 and 20% of our cash receipts in 2010; and

•	the FFEL program, which represented, in aggregate, none of our cash receipts in 2011 and approximately 25% of our cash receipts in 2010.

Effective July 1, 2010, Title IV Program loans are no longer made under the FFEL program. Eligible students at all of our campuses now receive Title IV Program loans under the FDL program.

We also receive funds on behalf of our students from unaffiliated private education loan programs, which represented, in aggregate, approximately 7% of our cash receipts in 2011 and 12% of our cash receipts in 2010. The two private education loan programs that provided the vast majority of private education loans to our students expired in 2011. See “—Off-Balance Sheet Arrangements.” We are pursuing arrangements with unaffiliated lenders for them to provide private education loans to our students and their parents who qualify. If we are unable to timely identify lenders to make private education loans to our students and their parents on terms similar to the private education loan programs that expired in 2011, it could have a material adverse effect on our cash flows in 2012 and subsequent periods, and could require us to increase the amount of internal student financing that we provide to our students.

Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution, such as each of our institutions, must not derive more than 90% of its applicable revenue in a fiscal year, on a cash accounting basis, from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, that institution would be placed on provisional certification status for the institution’s following two fiscal years. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. When calculating its compliance with the 90/10 Rule, an institution was permitted, for the period that ended June 30, 2011, to exclude from its revenue derived from Title IV Programs certain additional federal student loan amounts that became available to students starting in July 2008. In our 2011 and 2010 fiscal years, none of our institutions derived more than approximately 69% of its revenue from Title IV Programs under the 90/10 Rule calculation. In the aggregate, we derived approximately 67% of our revenue in 2011 and 59% of our revenue in 2010 from Title IV Programs under the 90/10 Rule calculation. Cash receipts from Title IV Programs as a percentage of our total cash receipts were approximately 75% in 2011 and 2010.

Federal regulations affect the timing of our receipt and disbursements of Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For most of our campuses, the payment period is an academic term. Our campuses generally disburse the first installment of an FDL program loan to a first-year undergraduate student who was a first-time borrower 30 or more days after the student begins his or her program of study. We disburse Title IV Program funds to other students ten days before the start of each academic term.

Operations. Cash from operating activities decreased $170.7 million to $387.8 million in the year ended December 31, 2011 compared to $558.6 million in the year ended December 31, 2010, primarily due to:

•	lower student enrollments; and

•	a decrease in funds received from private education loans made to our students by third-party lenders.

Accounts receivable less allowance for doubtful accounts was $48.1 million as of December 31, 2011 compared to $68.9 million as of December 31, 2010. Days sales outstanding decreased 3.5 days to 12.0 days at December 31, 2011 compared to 15.5 days at December 31, 2010. Our accounts receivable balance and days sales outstanding at December 31, 2011 decreased primarily due to, in order of significance:

•	an increase in the amount of scholarships and other awards provided to our students; and

•	use of funds received from private education loan programs available to our students.

The amount of scholarships and other awards provided to our students increased 42.8% to $84.4 million in 2011 compared to $59.1 million in 2010.

In the year ended December 31, 2010, cash from operating activities increased $257.3 million to $558.6 million compared to $301.3 million in the year ended December 31, 2009, primarily due to an increase in funds received from private education loans made to our students by third-party lenders and higher student enrollments. The increase was partially offset by higher income tax payments primarily resulting from higher operating income.

Investing. In the year ended December 31, 2011, we spent $4.1 million to renovate, expand or construct buildings at 14 of our locations compared to $6.1 million to renovate, expand or construct buildings at 18 of our locations in 2010.

In the year ended December 31, 2009, we spent $4.2 million:

•	to renovate, expand or construct buildings at 19 of our locations totaling $3.5 million; and

•	to purchase a parcel of land for $0.7 million to expand a facility.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $26.9 million in 2011, $26.8 million in 2010 and $24.0 million in 2009. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent $20.8 million in 2009 to acquire substantially all of the assets and assume certain liabilities of Daniel Webster College. These assets included the land, buildings, furniture, equipment and other operating assets of Daniel Webster College.

We plan to continue to upgrade and expand current facilities and equipment during 2012. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. We are a party to a Second Amended and Restated Credit Agreement dated as of January 11, 2010, as amended (the “Credit Agreement”), which provides that we may borrow up to $150.0 million under two revolving credit facilities:

•	one in the maximum principal amount of $100.0 million; and

•	the other in the maximum principal amount of $50.0 million.

Borrowings under the Credit Agreement have been and may be used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by the ED, SAs and the ACs.

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. Our material subsidiaries also guarantee the obligations under the Credit Agreement. Our ability to borrow under the Credit Agreement is subject to our satisfaction of certain specified conditions at the time of borrowing. These conditions include the absence of default by us, as defined in the Credit Agreement, and that the representations and warranties contained in the Credit Agreement and related documents continue to be true and correct. Under the Credit Agreement, we are also required to maintain:

•	a certain maximum leverage ratio at the end of each of our fiscal quarters;

•	a quarterly minimum ratio of cash and investments to indebtedness; and

•	a minimum ED financial responsibility composite ratio as of the end of each fiscal year.

We were in compliance with those requirements as of December 31, 2011.

Borrowings under the Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement. As of December 31, 2011, we pay a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Credit Agreement. As of December 31, 2011, the borrowings under the Credit Agreement were $150.0 million, all of which were secured, and bore interest at a rate of 0.74% per annum. Approximately $158.0 million of our investments and cash equivalents served as collateral for the secured borrowings as of December 31, 2011.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Approximately 5.8 million shares remained available for repurchase under the Repurchase Program as of December 31, 2011. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

The following table sets forth our share repurchase activity in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Repurchase authorization at beginning of period	4,836,725	494,225	3,972,100
Additional repurchase authorization	5,000,000	10,000,000	0
Number of shares repurchased	(4,040,000)	(5,657,500)	(3,477,875)

Repurchase authorization at end of period	5,796,725	4,836,725	494,225

Total cost of shares repurchased (in millions)	$282.7	$434.7	$348.1
Average cost per share	$69.98	$76.83	$100.10

Proceeds from the exercise of stock options were $5.6 million in the year ended December 31, 2011 compared to $7.9 million in the year ended December 31, 2010 and $8.8 million in the year ended December 31, 2009. Excess tax benefits from the exercise of stock options were $1.2 million in the year ended December 31, 2011 compared to $3.4 million in the year ended December 31, 2010 and $5.3 million in the year ended December 31, 2009.

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

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2011:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$179,740	$49,715	$82,227	$38,543	$9,255
Long-term debt, including scheduled interest payments	$153,752	$1,506	$152,246	$0	$0

Total	$333,492	$51,221	$234,473	$38,543	$9,255

The long-term debt represents our revolving credit facilities and assumes that the $150.0 million outstanding balance under the Credit Agreement as of December 31, 2011 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and facility fees. Interest payments have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 12 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2011, the total face amount of those surety bonds was approximately $33.7 million.

On January 20, 2010, we entered into agreements with unrelated parties to establish the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sells those loans to an unaffiliated trust that purchases, owns and collects private education loans (the “PEAKS Trust”). The PEAKS Trust issued senior debt in the aggregate principal amount of $300.0 million (the “PEAKS Senior Debt”) to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of December 31, 2011, the value of the assets of the PEAKS Trust satisfied this requirement. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020.

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

We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loan programs, including the 2009 Loan Program (as defined below). Under the PEAKS Program, our students had access to a greater amount of private education loans, which resulted in a reduction in the amount of internal financing that we provided to our students. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date will be disbursed by the lender and purchased by the PEAKS Trust through approximately March 2012.

On February 20, 2009, we entered into agreements with an unaffiliated entity (the “2009 Entity”) to create a program that made private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources did not cover (the “2009 Loan Program”). In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141.0 million. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date will be disbursed by the lender and purchased by the 2009 Entity through approximately June 2012. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of December 31, 2011, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of December 31, 2011.

In addition, beginning in the second fiscal quarter of 2009 we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We made the advances, which bear interest, so that the 2009 Entity could use those funds primarily to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

We also are a party to a separate risk sharing agreement (the “2007 RSA” and, collectively with the PEAKS Guarantee and the 2009 RSA, the “RSAs”) with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guarantee the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Based on information that we have received to date from the lender, we believe that the total original principal amount of private education loans made under the 2007 RSA, net of amounts refunded under those loans, was approximately $180.0 million. Our obligations under the 2007 RSA remain in effect until all private education loans under the 2007 RSA are paid in full or charged off by the lender. The standard repayment term for a private education loan made under the 2007 RSA is ten years, with repayment generally beginning six months after a student graduates, withdraws or is terminated from his or her program of study.

As of December 31, 2011, we had made guarantee payments that were not material under the RSAs. See Notes 11 and 14 of the Notes to Consolidated Financial Statements for further discussion of the RSAs.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of December 31, 2011, our recorded liability for these claims and contingencies was approximately $36.0 million and is primarily included in Other liabilities on our Consolidated Balance Sheet. The substantial majority of this amount pertains to our guarantee arrangements under the RSAs.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the year ended December 31, 2011.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-29 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2011, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of December 31, 2011.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act (“ICFR”), as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated February 23, 2012, which appears on page F-2 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our audit committee members and financial expert, code of ethics and disclosure of delinquent Section 16 filers is incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

The following is the current biographical information with respect to our directors, our nominees for director and our executive officers. Unless otherwise specified, the occupation of each individual has been the same for the past five years.

Kevin M. Modany, age 45, has served as our Chairman since February 2008 and as our Chief Executive Officer since April 2007. He also served as our President from April 2005 through March 2009. From April 2005 through March 2007, Mr. Modany also served as our Chief Operating Officer. Mr. Modany has been a Director of ours since July 2006.

John F. Cozzi, age 50, has served as managing director of AEA Investors LP, a private equity firm, since January 2004. Mr. Cozzi has been a Director of ours since October 2003.

John E. Dean, age 61, is an attorney who has specialized in higher education law since April 1985. Mr. Dean has been a partner at the Law Offices of John E. Dean since June 2005. Mr. Dean has also served as a principal of Washington Partners, LLC, a public affairs firm, since June 2002. Mr. Dean has been a Director of ours since December 1994.

James D. Fowler, Jr., age 67, served as senior vice president and director, human resources of ITT Industries, Inc., an industrial, commercial machinery and equipment company, from November 2000 until his retirement in October 2002. Mr. Fowler has been a Director of ours since April 1994.

Joanna T. Lau, age 53, has served as chairperson and chief executive officer of Lau Acquisition Corporation (doing business as LAU Technologies), a management consulting and investment firm, since March 1990. She is also a director of DSW Inc. During the past five years, Ms. Lau was also a director of TD Banknorth, Inc. Ms. Lau has been a Director of ours since October 2003.

Samuel L. Odle, age 62, has served as president and chief executive officer of Methodist Hospital (“MH”) and Indiana University Hospital (“IUH”) and executive vice president of Indiana University Health (formerly Clarian Health Partners), an Indianapolis-based private, non-profit healthcare organization comprised of MH, IUH and Riley Hospital for Children, since July 2004. Mr. Odle has been a Director of ours since January 2006.

Lloyd G. Waterhouse, age 60, served as chief executive officer and president of Harcourt Education, a global education company serving students and teachers, adult learners and readers, from September 2006 until his retirement in January 2008. Mr. Waterhouse is also a director of SolarWinds, Inc. During the past five years, he was also a director of Digimarc Corporation, i2 Technologies, Inc. and Atlantic Mutual Insurance Companies. Mr. Waterhouse has been a director of ours since April 2009.

Vin Weber, age 59, has served as co-chairman and partner of Mercury Public Affairs LLC (doing business as Mercury/Clark & Weinstock), a public affairs and lobbying firm, since October 2011. Mr. Weber was a partner at Clark & Weinstock Inc. (“C&W”) from 1994 until October 2011 and was the chief executive officer of C&W from 2007 until October 2011. During the past five years, he was also a director of Lenox Group, Inc. Mr. Weber has been a Director of ours since December 1994.

John A. Yena, age 71, has served as chairman of the board, emeritus of Johnson & Wales University (“J&W”), a postsecondary educational institution, since November 2011. Mr. Yena served as chairman of the board of J&W from June 2004 until November 2011. During the past five years, he was also a director of Bancorp Rhode Island, Inc. Mr. Yena has been a Director of ours since May 2006.

Clark D. Elwood, age 51, has served as an Executive Vice President and our Chief Administrative Officer since April 2009 and as our Chief Legal Officer since April 2010. He served as a Senior Vice President of ours from December 1996 through March 2009, as our Secretary from October 1992 through March 2010, and as our General Counsel from May 1991 through March 2010.

Eugene W. Feichtner, age 56, has served as an Executive Vice President and as President, ITT Technical Institute Division since April 2009. He served as our Senior Vice President, Operations from March 2004 through March 2009.

Daniel M. Fitzpatrick, age 52, has served as our Executive Vice President, Chief Financial Officer since April 2009. He served as our Senior Vice President, Chief Financial Officer from June 2005 through March 2009.

June M. McCormack, age 63, has served as an Executive Vice President since April 2009 and as our President, Online Division since May 2008. Ms. McCormack served as executive vice president, servicing, information technology and sales marketing of SLM Corporation from October 2005 through December 2007.

Glenn E. Tanner, age 64, has served as our Executive Vice President, Chief Marketing Officer since April 2009. He served as our Senior Vice President, Marketing from April 2007 through March 2009. From October 2002 through March 2007, Mr. Tanner served as our Vice President, Marketing.

Martin Van Buren, age 44, has served as our Executive Vice President, Chief Information Officer since April 2009. He served as our Senior Vice President, Chief Information Officer from April 2008 through March 2009. From January 2004 through March 2008, he served as our Vice President, Information Technology.

Item 11.	Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2011, 2010 and 2009 appear on page F-28 of this Annual Report.

3.	Quarterly Financial Results for 2011 and 2010 (unaudited) appear on page F-29 of this Annual Report.

4.	Exhibits:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2011. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2011.

The effectiveness of our ICFR as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.1 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-1. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 23, 2012

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$228,993	$163,779
Short-term investments	148,488	149,160
Restricted cash	2,128	255
Accounts receivable, less allowance for doubtful accounts of $9,175 and $7,526	48,106	68,937
Deferred income taxes	9,759	9,079
Prepaid expenses and other current assets	18,814	22,887

Total current assets	456,288	414,097
Property and equipment, net	201,257	198,213
Deferred income taxes	33,267	21,814
Other assets	38,006	40,656

Total assets	$728,818	$674,780

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$78,876	$67,920
Accrued compensation and benefits	21,438	28,428
Other current liabilities	18,190	15,441
Deferred revenue	226,543	244,362

Total current liabilities	345,047	356,151

Long-term debt	150,000	150,000
Other liabilities	64,972	40,559

Total liabilities	560,019	546,710

Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371
Capital surplus	189,573	173,935
Retained earnings	827,675	524,678
Accumulated other comprehensive (loss)	(9,479)	(4,509)
Treasury stock, 10,969,425 and 7,075,563 shares, at cost	(839,341)	(566,405)

Total shareholders’ equity	168,799	128,070

Total liabilities and shareholders’ equity	$728,818	$674,780

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$1,499,949	$1,596,529	$1,319,194
Costs and expenses:
Cost of educational services	553,065	537,855	449,835
Student services and administrative expenses	439,808	445,125	380,567

Total costs and expenses	992,873	982,980	830,402

Operating income	507,076	613,549	488,792
Interest income	2,902	2,504	3,291
Interest (expense)	(1,825)	(1,918)	(726)

Income before provision for income taxes	508,153	614,135	491,357
Provision for income taxes	200,401	239,969	191,094

Net income	$307,752	$374,166	$300,263

Earnings per share:
Basic	$11.22	$11.28	$8.01
Diluted	$11.13	$11.17	$7.91
Weighted average shares outstanding:
Basic	27,429	33,165	37,490
Diluted	27,655	33,501	37,942

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$307,752	$374,166	$300,263
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,886	26,797	24,908
Provision for doubtful accounts	61,308	86,935	81,983
Deferred income taxes	(8,991)	(14,557)	(3,066)
Excess tax benefit from stock option exercises	(1,166)	(3,383)	(5,289)
Stock-based compensation expense	17,074	15,813	13,074
Other	(1,936)	468	(1,163)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(1,873)	1,636	5,775
Accounts receivable	(40,477)	(70,446)	(136,837)
Accounts payable	10,956	6,645	4,911
Other operating assets and liabilities	35,118	62,057	6,344
Deferred revenue	(17,819)	72,429	10,355

Net cash flows from operating activities	387,832	558,560	301,258

Cash flows from investing activities:
Facility expenditures and land purchases	(4,053)	(6,118)	(4,236)
Capital expenditures, net	(26,847)	(26,811)	(23,992)
Acquisition of college, net of cash acquired	0	0	(20,792)
Proceeds from sales and maturities of investments and repayment of notes	337,032	385,306	247,701
Purchase of investments and note advances	(352,195)	(451,594)	(263,012)

Net cash flows from investing activities	(46,063)	(99,217)	(64,331)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,166	3,383	5,289
Proceeds from exercise of stock options	5,599	7,893	8,800
Repurchase of common stock and shares tendered for taxes	(283,320)	(435,628)	(348,483)

Net cash flows from financing activities	(276,555)	(424,352)	(334,394)

Net change in cash and cash equivalents	65,214	34,991	(97,467)
Cash and cash equivalents at beginning of period	163,779	128,788	226,255

Cash and cash equivalents at end of period	$228,993	$163,779	$128,788

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$196,387	$259,788	$190,718
Interest	$1,842	$1,914	$824
Non-cash financing activities:
Issuance of treasury stock for Directors’ compensation	$30	$30	$30

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2008	54,069	$541	$135,655	$718,100	($13,384)	(15,352)	($667,068)	$173,844

Net income				300,263				300,263
Other comprehensive income:
Prior service costs, net of $11 of income tax					17			17
Net actuarial pension loss, net of $2,386 of income tax					3,697			3,697
Pension settlement loss, net of $18 of income tax					28			28
Unrealized (loss)					(451)			(451)

Comprehensive income								303,554

Exercise of stock options and equity awards				(11,462)		210	20,262	8,800
Tax benefit from exercise of stock options and equity award vesting			5,766					5,766
Stock-based compensation			13,074					13,074
Common shares repurchased						(3,478)	(348,123)	(348,123)
Issuance of shares for Directors’ compensation				2		1	28	30
Shared tendered for taxes						(4)	(360)	(360)

Balance as of December 31, 2009	54,069	541	154,495	1,006,903	(10,093)	(18,623)	(995,261)	156,585

Net income				374,166				374,166
Other comprehensive income:
Prior service costs, net of $4,058 of income tax					6,340			6,340
Net actuarial pension loss, net of $551 of income tax					(860)			(860)
Unrealized gain					104			104

Comprehensive income								379,750

Exercise of stock options and equity awards				(13,631)		214	21,524	7,893
Tax benefit from exercise of stock options and equity award vesting			3,627					3,627
Stock-based compensation			15,813					15,813
Common shares repurchased						(5,658)	(434,656)	(434,656)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(10)	(972)	(972)
Common shares retired	(17,000)	(170)		(842,761)		17,000	842,931	0

Balance as of December 31, 2010	37,069	371	173,935	524,678	(4,509)	(7,076)	(566,405)	128,070

Net income				307,752				307,752
Other comprehensive income:
Prior service costs, net of $607 of income tax					(948)			(948)
Net actuarial pension loss, net of $3,005 of income tax					(4,696)			(4,696)
Pension settlement loss, net of $470 of income tax					734			734
Unrealized (loss)					(60)			(60)

Comprehensive income								302,782

Exercise of stock options and equity awards				(4,756)		155	10,355	5,599
Tax benefit from exercise of stock options and equity award vesting			1,190					1,190
Stock-based compensation			14,448					14,448
Common shares repurchased						(4,040)	(282,701)	(282,701)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(619)	(619)

Balance as of December 31, 2011	37,069	$371	$189,573	$827,675	($9,479)	(10,969)	($839,341)	$168,799

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1.	Business and Significant Accounting Policies

Business. We are a leading proprietary provider of postsecondary education in the United States based on revenue and student enrollment. As of December 31, 2011, we were offering master, bachelor and associate degree programs to approximately 73,000 students and had 144 locations (including 141 campuses and three learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” (“DWC”) name. Our corporate headquarters are located in Carmel, Indiana.

Basis of Presentation. The consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions are eliminated upon consolidation. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. As of December 31, 2011, we were not required to include the financial results of any variable interest entity in our consolidated financial statements. Certain reclassifications may have been made in the consolidated financial statements of prior years to conform to the current year presentation. These reclassifications would have no impact on previously reported net income, total shareholders’ equity or cash flows.

Use of Estimates. The preparation of these consolidated financial statements, in accordance with GAAP, includes estimates and assumptions that are determined by our management. Actual results could differ materially from the estimates. Significant accounting estimates and assumptions are used for, but not limited to:

•	the allowance for doubtful accounts;

•	useful lives of tangible and intangible assets;

•	self insurance;

•	pension liabilities;

•	stock-based compensation;

•	guarantees;

•	unrecognized tax benefits; and

•	litigation exposures.

Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash. The funds from the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”), and certain other monies transferred to us by electronic funds transfer, are subject to holding restrictions before they can be drawn into our cash account. The funds subject to these holding periods are identified as restricted cash until they are applied to the students’ accounts. We also maintain an escrow account for a guarantee obligation to an unaffiliated third party under a private education loan program for our students. The funds in this escrow account are considered restricted cash and classified as other assets. The balance in this escrow account as of December 31, 2011 and December 31, 2010 was not material.

Investments. We classify our investments in marketable securities as available-for-sale or held-to-maturity depending on our investment intentions with regard to those securities on the date of acquisition. Investments classified as available-for-sale are recorded at their market value. Investments are classified as either current or non-current based on the maturity date of each security.

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

When a student is no longer enrolled in a program of study at one of our campuses, we increase the allowance for doubtful accounts related to the former student’s receivable balance to reflect the amount we estimate will not be collected. The amount that we estimate will not be collected is based on a review of the historical collection experience for each campus, adjusted as needed to reflect other facts and circumstances. We review the collection activity after a student withdraws or graduates from a campus and will write off the accounts receivable, if we conclude that collection of the balance is not probable.

Property and Equipment. Property and equipment is recorded on our consolidated financial statements at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. Expenditures that extend the useful lives of our assets are capitalized.

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

We regularly review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If we determine that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we would determine the fair value of that asset. If the fair value is less than the net book value of the long-lived asset, we recognize an impairment loss in the amount of the difference. We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions.

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

Contingent Liabilities. We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions and employee-related matters, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

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

Recognition of Revenue. Tuition revenue is recorded on a straight-line basis over the length of the applicable course to the extent that we consider the collectability of that revenue to be reasonably assured. If a student withdraws from an institution, the standards of most state education authorities that regulate our institutions, the accrediting commissions that accredit our institutions and our own internal policy limit a student’s obligation for tuition and fees to the institution depending on when a student withdraws during an academic term (“Refund Policies”). The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. Generally, the greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the institution for the tuition and fees related to that academic term. We record revenue net of any refunds that result from any applicable Refund Policy. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as deferred revenue.

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

We generally issue shares of our common stock from treasury shares upon the exercise of stock options or vesting of RSUs. As of December 31, 2011, 10,969,425 shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we are unable to determine at this point how many shares we will repurchase over the next 12 months. See Note 5 for additional disclosures regarding our stock repurchases.

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

We record interest and penalties related to unrecognized tax benefits in income tax expense.

2.	New Accounting Guidance

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, which is included in the Codification under ASC 220, “Comprehensive Income” (“ASC 220”). This update defers the effective date of ASU No. 2011-05 for changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. None of the other requirements in ASU 2011-05 are affected by this update. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Also in December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210, “Balance Sheet.” This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning January 1, 2013. We have not yet determined the effect that the adoption of this guidance will have on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). This update allows an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which is included in the Codification under ASC 220. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. Prior to January 1, 2012, we presented total Comprehensive income and the components of Other comprehensive income in our Consolidated Statements of Shareholders’ Equity. The adoption of this guidance will require us to present Comprehensive income on a different statement.

In May 2011, the FASB issued ASU No. 2011-04, which is included in the Codification under ASC 820, “Fair Value Measurements” (“ASC 820”). This update provides guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

3.	Fair Value and Credit Risk of Financial Instruments

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

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market funds	$228,287	$228,287	$0	$0
Short-term investments:
U.S. Treasury obligations	100,517	100,517	0	0
Government agency obligations	31,351	0	31,351	0
Corporate obligations	16,620	0	16,620	0
Other assets:
Money market fund	7,576	7,576	0	0

	$384,351	$336,380	$47,971	$0

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2010:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market funds	$163,165	$163,165	$0	$0
Short-term investments:
U.S. Treasury obligations	110,560	110,560	0	0
Government agency obligations	24,394	0	24,394	0
Corporate obligations	8,903	0	8,903	0
Other assets:
Money market fund	4,372	4,372	0	0

	$311,394	$278,097	$33,297	$0

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

The fair value of the notes receivable included in Other assets on our Consolidated Balance Sheet as of December 31, 2011 is estimated by discounting the future cash flows using current rates for similar arrangements. As of December 31, 2011, the carrying value and the estimated fair value of these financial instruments was approximately $19,000.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of December 31, 2011, the carrying value and the estimated fair value of our long-term debt was approximately $150,000.

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

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•

2006 ITT Educational Services, Inc. Equity Compensation Plan – Awards may be granted to our employees and directors under the 2006 ITT Educational Services, Inc. Equity Compensation Plan, as amended (“2006 Equity Compensation Plan”) in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units and other stock-based awards as defined in the plan. The maximum number of shares of our common stock that may be issued pursuant to awards under this plan is 4,000,000. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by three shares. As of December 31, 2011, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

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

The stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated were as follows:

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense	$ 17,074	$ 15,813	$ 13,074
Income tax (benefit)	($ 6,574)	($ 6,089)	($ 5,034)

We did not capitalize any stock-based compensation cost in the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $16,900, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.9 years.

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

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Year Ended December 31, 2011
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,724,791	$77.95	$134,447
Granted	159,500	$69.43	11,074
Forfeited	0	$0.00	0
Exercised	(118,410)	$47.28	(5,599)
Expired	0	$0.00	0

Outstanding at end of period	1,765,881	$79.24	$139,922	3.5 years	$7,486

Exercisable at end of period	1,319,700	$72.48	$95,656	2.8 years	$7,486

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on December 30, 2011 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Shares subject to stock options granted	159,500	305,000	258,000
Weighted average grant date fair value	$28.90	$43.59	$54.05
Shares subject to stock options exercised	118,410	179,079	210,044
Intrinsic value of stock options exercised	$3,095	$8,920	$14,626
Proceeds received from stock options exercised	$5,599	$7,893	$8,800
Tax benefits realized from stock options exercised	$1,190	$3,385	$5,475

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price. The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rates	1.8%	2.2%	1.6%
Expected lives (in years)	4.7	4.6	4.5
Volatility	48%	43%	54%
Dividend yield	None	None	None

Restricted Stock Units. Under the 2006 Equity Compensation Plan, RSUs awarded are subject to a restriction period of at least: (a) for awards made prior to November 24, 2010, three years in the case of a time-based period of restriction and one year in the case of a performance-based period of restriction; and (b) for awards made after November 24, 2010, one year. All RSUs awarded under the 2006 Equity Compensation Plan as of December 31, 2011 have a time-based restriction period that ranges from ending on the first to the fifth anniversary of the date of grant.

The following table sets forth the number of RSUs that were granted, forfeited and vested in the period indicated:

	Year Ended December 31, 2011
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	128,803	$99.22
Granted	249,781	$70.04
Forfeited	(28,011)	$82.96
Vested	(36,567)	$82.22

Unvested at end of period	314,006	$79.44

In 2011, we awarded 50,363 RSUs that had a time-based restriction period that ended on the first anniversary of the date of grant. Each of these RSUs had a grant date fair value of $69.43 and was settled in cash in January 2012. All other RSUs awarded in 2011 have time-based restriction periods that lapse in thirds on each of the first three anniversaries of the date of grant or in full on the third anniversary of the date of grant and all such RSUs will be settled in shares of our common stock. The total fair market value of the RSUs vested during the year ended December 31, 2011 was $2,454.

5.	Stock Repurchases

As of December 31, 2011, 5,796,725 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Year Ended December 31,
	2011	2010
Number of shares	4,040,000	5,657,500
Total cost	$282,701	$434,656
Average cost per share	$69.98	$76.83

6.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	27,429	33,165	37,490
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	226	336	452

Outstanding shares for diluted earnings per share calculation	27,655	33,501	37,942

A total of 1,128,236 shares for fiscal year 2011, 1,002,962 shares for fiscal year 2010 and 272,279 shares for fiscal year 2009 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

7.	Debt

We are a party to a Second Amended and Restated Credit Agreement dated as of January 11, 2010, as amended (the “Credit Agreement”), which provides that we may borrow up to $150,000 under two revolving credit facilities: one in the maximum principal amount of $100,000; and the other in the maximum principal amount of $50,000. Borrowings under the Credit Agreement have been and may be used to allow us to continue repurchasing shares of our common stock while maintaining compliance with certain financial ratios required by various education authorities that regulate us. Both revolving credit facilities under the Credit Agreement mature on July 1, 2014.

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. Our material subsidiaries also guarantee the obligations under the Credit Agreement. Our ability to borrow under the Credit Agreement is subject to our satisfaction of certain specified conditions at the time of borrowing. These conditions include the absence of default by us, as defined in the Credit Agreement, and that the representations and warranties contained in the Credit Agreement and related documents continue to be true and correct. Under the Credit Agreement, we are also required to maintain:

•	a certain maximum leverage ratio at the end of each of our fiscal quarters;

•	a quarterly minimum ratio of cash and investments to indebtedness; and

•	a minimum United States Department of Education (“ED”) financial responsibility composite ratio as of the end of each fiscal year.

We were in compliance with those requirements as of December 31, 2011.

Borrowings under the Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement. As of December 31, 2011, we pay a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Credit Agreement. As of December 31, 2011, the borrowings under the Credit Agreement were $150,000, all of which were secured and bore interest at a rate of 0.74% per annum. Approximately $157,950 of our investments and cash equivalents held in a pledged account served as collateral for the secured borrowings as of December 31, 2011.

We recognized interest expense on our borrowings of $1,825 in the year ended December 31, 2011, $1,912 in the year ended December 31, 2010 and $717 in the year ended December 31, 2009.

8.	Financial Aid Programs

We participate in various Title IV Programs of the HEA. In 2011, approximately 67% of our revenue determined on a cash accounting basis under the calculation of the provision of the HEA commonly referred to as the “90/10 Rule” was from funds distributed under these programs.

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

9.	Investments

Our available-for-sale investments were classified as short-term investments on our December 31, 2011 and 2010 Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	December 31, 2011			December 31, 2010
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available-for-Sale Investments:
Government obligations	$100,517	$100,480	$37	$110,560	$110,550	$10
Government agency obligations	31,351	31,354	(3)	24,394	24,399	(5)
Corporate obligations	16,620	16,633	(13)	8,903	8,908	(5)

	$148,488	$148,467	$21	$143,857	$143,857	$0

We also held a certificate of deposit with a total principal value of $5,303 as of December 31, 2010. We did not hold a certificate of deposit as of December 31, 2011. This investment was included in Short-term investments on our Consolidated Balance Sheet. We had $148,488 of debt securities classified as available-for-sale as of December 31, 2011, and all of those debt securities had contractual maturities within one year.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Unrealized gains	$0	$104	$0
Unrealized losses	($60)	$0	($451)

No unrealized gains or losses were reclassified out of our accumulated other comprehensive income (loss) during our fiscal years ended December 31, 2011 and 2010.

The following table sets forth the components of investment income included in interest income in our Consolidated Statements of Income in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Realized net gains on the sale of investments	$325	$96	$177
Interest income on investments	414	731	3,114

	$739	$827	$3,291

10.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2011	2010
Furniture and equipment	$167,743	$153,014
Buildings and building improvements	131,243	126,898
Land and land improvements	39,609	39,598
Leasehold improvements	18,055	16,547
Software	8,620	8,620
Construction in progress	6,000	4,043

	$371,270	$348,720
Less: Accumulated depreciation and amortization	(170,013)	(150,507)

Property and equipment, net	$201,257	$198,213

Software includes purchased and internally developed software.

The following table sets forth the depreciation and amortization expense for the assets listed above in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Depreciation and amortization expense	$27,856	$26,764	$24,895

11.	Variable Interests

On January 20, 2010, we entered into agreements with unrelated third parties to establish the PEAKS Private Student Loan Program (“PEAKS Program”), which is a private education loan program for our students. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sells those loans to an unaffiliated trust that purchases, owns and collects private education loans (“PEAKS Trust”). The PEAKS Trust issued senior debt in the aggregate principal amount of $300,000 (“PEAKS Senior Debt”) to investors. The lender disburses the proceeds of the private education loans to us for application to the students’ account balances with us that represent their unpaid education costs. We transfer a portion of the amount of each private education loan disbursed to us under the PEAKS Program to the PEAKS Trust in exchange for a subordinated note issued by the PEAKS Trust (“Subordinated Note”). No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date will be disbursed by the lender and purchased by the PEAKS Trust through approximately March 2012.

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Consolidated Balance Sheets. The discount will be amortized and recognized in Interest income on our Consolidated Statements of Income over the term of the Subordinated Note, which is expected to be approximately 15 years. The face value of the Subordinated Note as of December 31, 2011 was approximately $78,000.

The PEAKS Trust utilizes the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of December 31, 2011, the value of the assets of the PEAKS Trust satisfied this requirement. We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust (“PEAKS Guarantee”). See Note 14 – Commitments and Contingencies, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the fiscal year ended December 31, 2011 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of December 31, 2011 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our consolidated financial statements for the fiscal year ended December 31, 2011. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our consolidated financial statements.

On February 20, 2009, we entered into agreements with an unaffiliated entity (the “2009 Entity”) to create a program that made private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources did not cover (the “2009 Loan Program”). Under the 2009 Loan Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sells those loans to the 2009 Entity. The 2009 Entity purchases the private education loans from the lender utilizing funds received from its owners in exchange for participation interests in the private education loans acquired by the 2009 Entity. The lender disburses the proceeds of the private education loans to us for application to the students’ account balances with us that represent their unpaid education costs. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date will be disbursed by the lender and purchased by the 2009 Entity through approximately June 2012.

In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. See Note 14 – Commitments and Contingencies, for further discussion of the 2009 RSA.

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We provided advances of approximately $550 in the fiscal year ended December 31, 2011 and approximately $6,311 in the fiscal year ended December 31, 2010 to the 2009 Entity under the Revolving Note that we were not contractually required to provide. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note, but we may decide to do so in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of December 31, 2011 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our consolidated financial statements for the fiscal year ended December 31, 2011. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of December 31, 2011 was approximately $19,000 and is included in Other assets on our Consolidated Balance Sheet.

12.	Income Taxes

The following table sets forth the components of the provision for income taxes in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Current income tax expense:
U.S. federal	$174,264	$216,839	$165,806
State and local	35,128	37,687	28,354

Total	$209,392	$254,526	$194,160
Deferred income tax (benefit):
U.S. federal	($7,564)	($12,244)	($2,579)
State and local	(1,427)	(2,313)	(487)

Total	($8,991)	($14,557)	($3,066)

Total provision for income taxes	$200,401	$239,969	$191,094

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2011	2010
Deferral of book costs	($1,934)	($2,226)
Property and equipment	(9,742)	(2,885)
Pension	(1,674)	(4,465)
Other	(2,159)	(1,230)

Gross deferred tax (liabilities)	($15,509)	($10,806)

Deferred revenue	$5,400	$3,542
Accounts receivable	3,581	2,938
Legal accrual	1,980	2,111
Compensation and benefits	1,316	3,284
Stock-based compensation	20,255	15,113
Operating leases	724	1,426
Other assets	11,575	8,885
Other contingent liabilities	13,704	4,400

Gross deferred tax assets	$58,535	$41,699

Net deferred income tax asset	$43,026	$30,893

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income in the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0%	3.6%	3.6%
Other	0.4%	0.5%	0.3%

Effective income tax rate	39.4%	39.1%	38.9%

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

	Year Ended December 31,
	2011	2010	2009
Balance as of January 1	$22,888	$13,274	$10,889
Increases (decreases) from:
Tax positions taken during a prior period	1,042	522	0
Tax positions taken during the current period	2,434	9,461	3,053
Settlements with taxing authorities	(2,487)	(78)	(505)
Lapse of statute of limitations	(1,827)	(291)	(163)

Balance as of December 31	$22,050	$22,888	$13,274

The amount of unrecognized tax benefits that, if recognized, would have affected our effective tax rate as of December 31, 2011 was $10,449. We do not expect the amount of our unrecognized tax benefits to significantly increase or decrease during the next 12 months. The amount of interest and penalties related to unrecognized tax benefits accrued on our Consolidated Balance Sheets was $5,177 as of December 31, 2011 and $2,797 as of December 31, 2010. In each of the years ended December 31, 2011, 2010 and 2009, the amount of interest expense and penalties related to our unrecognized tax benefits that we recognized in our Consolidated Statements of Income was not material.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of December 31, 2011, we were no longer subject to federal, state or local income tax examinations for tax years prior to 2008, except in nine states where we are still subject to income tax examinations for tax years 2005 through 2007.

13.	Employee Benefit Plans

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

Effective January 1, 2011, we changed the rates at which interest is credited under the ESI Pension Plan and ESI Excess Pension Plan. This change resulted in the recognition of $10,370 of prior service credits in other comprehensive loss in the year ended December 31, 2010.

The information presented below is based on an actuarial valuation date as of December 31 for 2011 and 2010.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2011	2010
Projected benefit obligation at beginning of year	$49,878	$53,854
Service cost	0	0
Actuarial loss	5,215	6,406
Interest cost	2,405	3,048
Benefits paid	(3,013)	(3,060)
Plan amendments	0	(10,370)

Projected benefit obligation at end of year	$54,485	$49,878
Fair value of plan assets at end of year	58,839	61,385

Funded status at end of year	$4,354	$11,507

Our accumulated benefit obligation was $54,485 at December 31, 2011 and $49,878 at December 31, 2010.

The following table sets forth the funded status of our defined benefit plans that was recognized on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2011	2010
Non-current assets	$4,641	$11,752
Current (liabilities)	0	0
Non-current (liabilities)	(287)	(245)

Total	$4,354	$11,507

The weighted-average assumptions used to determine benefit obligations as of December 31, 2011 and 2010 are as follows:

	2011	2010
Discount rate	4.00%	5.00%
Rate of compensation increase	N/A	N/A

The following table sets forth the change in plan assets for the periods indicated:

	Year Ended December 31,
	2011	2010
Fair value of plan assets at beginning of year	$61,385	$56,966
Actual return on plan assets	467	7,479
Employer contributions	0	0
Benefits paid	(3,013)	(3,060)

Fair value of plan assets at end of year	$58,839	$61,385

The following tables set forth the fair value of total plan assets by major asset category as of the dates indicated:

		Fair Value Measurements as of December 31, 2011
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$573	$573	$0	$0
Fixed income securities (a)	19,000	19,000	0	0
Equity securities:
Domestic large cap	25,424	25,424	0	0
Mid cap value/growth (a)	7,744	7,744	0	0
Small cap value/growth (a)	4,343	4,343	0	0
Foreign equities	1,755	1,755	0	0

Total	$58,839	$58,839	$0	$0

(a)	Mutual funds.

		Fair Value Measurements as of December 31, 2010
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$292	$292	$0	$0
Fixed income securities (a)	20,781	20,781	0	0
Equity securities:
Domestic large cap	26,322	26,322	0	0
Mid cap value/growth (a)	7,885	7,885	0	0
Small cap value/growth (a)	4,495	4,495	0	0
Foreign equities	1,610	1,610	0	0

Total	$61,385	$61,385	$0	$0

(a)	Mutual funds.

We used quoted prices in active markets for identical assets as of the measurement dates to value our plan assets that were categorized as Level 1.

The following table sets forth the amounts in Accumulated other comprehensive loss on our Consolidated Balance Sheets that have not been recognized as components of net periodic benefit cost as of the dates indicated:

	As of December 31,
	2011	2010
Net actuarial (loss)	($24,322)	($17,824)
Prior service credit	8,688	10,242

Total accumulated other comprehensive (loss)	($15,634)	($7,582)
Income tax benefit	6,134	2,992

Total accumulated other comprehensive (loss), net of tax	($9,500)	($4,590)

The following table sets forth the components of net periodic pension cost (benefit) in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Interest cost	$2,405	$3,048	$3,103
Expected return on assets	(4,756)	(4,401)	(3,819)
Recognized net actuarial loss	1,802	1,917	2,364
Amortization of prior service (credit) cost	(1,554)	28	28
Settlement loss	1,204	0	46

Total net periodic pension (benefit) cost	($899)	$592	$1,722

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

The following table sets forth the amounts related to changes in plan assets and projected benefit obligations that were recognized in other comprehensive (income) loss in the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Net actuarial loss (gain)	$9,504	$3,328	($3,719)
Amortization of net actuarial loss	(1,802)	(1,917)	(2,364)
Prior service cost (credit)	0	(10,370)	0
Amortization of prior service cost (credit)	1,554	(28)	(28)
Settlement	(1,204)	0	(46)

Other comprehensive loss (income)	$8,052	($8,987)	($6,157)

Total recognized in net periodic pension cost (benefit) and other comprehensive loss (income)	$7,153	($8,395)	($4,435)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans. The estimated net actuarial loss that is expected to be amortized from accumulated other comprehensive loss and recognized in net periodic pension cost for the year ended December 31, 2012 is $2,784 and the estimated prior service credit that is expected to be amortized from accumulated other comprehensive loss and recognized in net periodic pension benefit for the year ended December 31, 2012 is $1,555.

The weighted-average assumptions used to determine net periodic pension cost in the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Discount rate	5.00%	5.50%	6.25%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2012	$3,035
Fiscal 2013	$3,227
Fiscal 2014	$3,504
Fiscal 2015	$3,385
Fiscal 2016	$3,539
Fiscal 2017 – 2021	$18,253

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

In 2011 and 2010, we made no contributions to the ESI Excess Pension Plan or the ESI Pension Plan. We do not expect to make any contributions to either the ESI Pension Plan or the ESI Excess Pension Plan in 2012.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were:

•	$5,308 in the year ended December 31, 2011;

•	$5,063 in the year ended December 31, 2010; and

•	$4,430 in the year ended December 31, 2009.

14.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2011, the total face amount of those surety bonds was approximately $33,700.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of December 31, 2011, our recorded liability for these claims and contingencies was approximately $36,000 and is primarily included in Other liabilities on our Consolidated Balance Sheet. The substantial majority of this amount pertains to our guarantee arrangements.

We also considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. With respect to our guarantee arrangements under the PEAKS Guarantee, the 2009 RSA and the risk sharing agreement that we entered into in 2007 (the “2007 RSA” and, collectively with the PEAKS Guarantee and the 2009 RSA, the “RSAs”), we believe that it is reasonably possible that we may incur losses in an estimated range of $15,000 less than to $10,000 greater than the recorded liability for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

•	there are significant factual issues to be resolved;

•	there are novel or unsettled legal issues presented;

•	the proceedings are in the early stages;

•	there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class;

•	there is uncertainty as to the outcome of pending appeals or motions; and

•	in many cases, the plaintiffs have not specified damages in their complaint or in court filings.

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

There can be no assurance that the ultimate outcome of these or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Rent expense under our operating leases was:

•	$47,833 in the year ended December 31, 2011;

•	$43,777 in the year ended December 31, 2010; and

•	$37,987 in the year ended December 31, 2009.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 are as follows:

2012	$49,715
2013	44,207
2014	38,020
2015	25,777
2016	12,766
2017 and thereafter	9,255

$179,740

Future minimum rental payments related to equipment leases are not significant.

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

We are not able to estimate the undiscounted maximum potential amount of future payments that we could be required to make under the PEAKS Guarantee, because those payments will be affected by:

•

the repayment performance of the private education loans made under the PEAKS Program, the proceeds from which will be used to repay the PEAKS Senior Debt and to pay the fees and expenses of the PEAKS Trust;

•	the fact that those loans will consist of a large number of loans of individually immaterial amounts;

•	the fact that the interest rate on the PEAKS Senior Debt is a variable rate based on the LIBOR plus a margin;

•	whether certain call premiums will be payable in connection with the PEAKS Senior Debt; and

•	the amount of fees and expenses of the PEAKS Trust, much of which is based on the principal balance of the private education loans held by the PEAKS Trust.

No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date will be disbursed and purchased through approximately March 2012.

We entered into the 2009 RSA in connection with the 2009 Loan Program. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141,000. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date will be disbursed and purchased through approximately June 2012. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of December 31, 2011, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Consolidated Balance Sheet as of December 31, 2011. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of December 31, 2011.

We entered into the 2007 RSA with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guarantee the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. We will have the right to pursue repayment from the borrowers for those charged off private education loans under the 2007 RSA that we pay to the lender pursuant to our guarantee obligation. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Based on information that we have received to date from the lender, we believe that the total original principal amount of private education loans made under the 2007 RSA, net of amounts refunded under those loans, was approximately $180,000. Our obligations under the 2007 RSA remain in effect until all private education loans under the 2007 RSA are paid in full or charged off by the lender. The standard repayment term for a private education loan made under the 2007 RSA is ten years, with repayment generally beginning six months after a student graduates, withdraws or is terminated from his or her program of study.

As of December 31, 2011, we had made guarantee payments that were not material under the RSAs. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantees under the RSAs and, if so, in what amount. Our recorded liability for the obligations related to the guarantee arrangements under the RSAs is included in Other liabilities on our Consolidated Balance Sheets.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2011

(Amounts in thousands)

	Balance at	Charged		Balance
	Beginning	to		at End of
Description	of Period	Expenses	Write-offs	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2011	$7,526	$61,308	($59,659)	$9,175
Year Ended December 31, 2010	$25,227	$86,935	($104,636)	$7,526
Year Ended December 31, 2009	$16,064	$81,983	($72,820)	$25,227

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY FINANCIAL RESULTS

FOR 2011 AND 2010

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2011
Revenue	$383,171	$387,877	$360,638	$368,263	$1,499,949
Cost of educational services	137,926	142,272	141,262	131,605	553,065
Student services and administrative expenses	104,583	115,626	109,512	110,087	439,808

Operating income	140,662	129,979	109,864	126,571	507,076
Interest income	835	790	716	561	2,902
Interest (expense)	(557)	(507)	(378)	(383)	(1,825)

Income before provision for income taxes	140,940	130,262	110,202	126,749	508,153
Provision for income taxes	55,554	51,262	42,884	50,701	200,401

Net income	$85,386	$79,000	$67,318	$76,048	$307,752

Earnings per share:
Basic	$2.94	$2.88	$2.51	$2.89	$11.22
Diluted	$2.91	$2.85	$2.48	$2.87	$11.13
2010
Revenue	$383,957	$401,849	$400,597	$410,126	$1,596,529
Cost of educational services	134,382	133,763	134,478	135,232	537,855
Student services and administrative expenses	106,960	110,954	114,706	112,505	445,125

Operating income	142,615	157,132	151,413	162,389	613,549
Interest income	709	533	634	628	2,504
Interest (expense)	(420)	(514)	(490)	(494)	(1,918)

Income before provision for income taxes	142,904	157,151	151,557	162,523	614,135
Provision for income taxes	55,453	61,111	58,380	65,025	239,969

Net income	$87,451	$96,040	$93,177	$97,498	$374,166

Earnings per share:
Basic	$2.50	$2.82	$2.84	$3.16	$11.28
Diluted	$2.46	$2.78	$2.82	$3.14	$11.17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

Dated: February 24, 2012	By:	/s/ Kevin M. Modany
Kevin M. Modany
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin M. Modany	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
Kevin M. Modany

/s/ Daniel M. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2012
Daniel M. Fitzpatrick

/s/ John F. Cozzi	Director	February 24, 2012
John F. Cozzi

/s/ John E. Dean	Director	February 24, 2012
John E. Dean

/s/ James D. Fowler, Jr.	Director	February 24, 2012
James D. Fowler, Jr.

/s/ Joanna T. Lau	Director	February 24, 2012
Joanna T. Lau

/s/ Samuel L. Odle	Director	February 24, 2012
Samuel L. Odle

/s/ Lloyd G. Waterhouse	Director	February 24, 2012
Lloyd G. Waterhouse

/s/ Vin Weber	Director	February 24, 2012
Vin Weber

/s/ John A. Yena	Director	February 24, 2012
John A. Yena

INDEX TO EXHIBITS

				Incorporated by Reference From
Exhibit No.			Description	Form		Exhibit	Filing Date	Filed Herewith

3.1			Restated Certificate of Incorporation, as Amended to Date	10-Q	*	3.1	7/29/05

3.2			Restated By-Laws, as Amended to Date	8-K	*	3.2	7/22/11

10.1	*	*	1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q	*	10.8	8/8/97

10.2	*	*	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q	*	10.38	7/17/03

10.3	*	*	Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q	*	10.58	10/26/06

10.4	*	*	1999 Outside Directors Stock Option Plan	S-8	***	4.3	8/10/99

10.5	*	*	First Amendment to the 1999 Outside Directors Stock Option Plan	10-Q	*	10.37	7/17/03

10.6	*	*	Second Amendment to the 1999 Outside Directors Stock Option Plan	10-Q	*	10.42	4/27/04

10.7	*	*	Third Amendment to the 1999 Outside Directors Stock Option Plan	8-K	*	10.47	1/28/05

10.8	*	*	2006 ITT Educational Services, Inc. Equity Compensation Plan	8-K	*	10.55	5/10/06

10.9	*	*	First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q	*	10.57	10/26/06

10.10	*	*	Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q	*	10.61	7/26/07

10.11	*	*	Third Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K	*	10.32	2/18/11

10.12	*	*	Fourth Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan					X

10.13	*	*	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to November 24, 2010)	10-Q	*	10.53	5/1/06

10.14	*	*	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use November 24, 2010 – January 23, 2012)	10-K	*	10.35	2/18/11

10.15	*	*	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)					X

10.16	*	*	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to January 17, 2011)	10-Q	*	10.59	7/26/07

10.17	*	*	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use January 17, 2011 – January 23, 2012)	10-K	*	10.33	2/18/11

10.18	*	*	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)					X

10.19	*	*	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after November 24, 2010)	10-K	*	10.34	2/18/11

10.20	*	*	Restated ESI 401(k) Plan					X

10.21	*	*	ESI Excess Savings Plan – 2008 Restatement	10-K	*	10.15	2/21/08

10.22	*	*	Restated ESI Pension Plan					X

10.23	*	*	ESI Excess Pension Plan – 2008 Restatement	10-K	*	10.19	2/21/08

10.24	*	*	First Amendment to ESI Excess Pension Plan – 2008 Restatement	10-Q	*	10.23	7/24/08

10.25	*	*	ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement	10-K	*	10.22	2/21/08

10.26	*	*	ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement	10-K	*	10.21	2/21/08

10.27	*	*	ITT Educational Services, Inc. Senior Executive Severance Plan	10-Q	*	10.26	10/25/07

10.28	*	*	First Amendment to the ITT Educational Services, Inc. Senior Executive Severance Plan					X

10.29	*	*	Summary of Certain Director and Executive Compensation					X

10.30			Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-Q	*	10.11	7/27/98

10.31			First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-K	*	10.18	2/19/99

10.32			Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)	10-Q	*	10.24	10/31/00

10.33			Second Amended and Restated Credit Agreement, dated as of January 11, 2010 among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	8-K	*	10.64	1/12/10

10.34			First Amendment to Second Amended and Restated Credit Agreement, dated as of February 3, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	10-K	*	10.36	2/19/10

10.35			Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 10, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	10-Q	*	10.37	10/22/10

10.36			Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 27, 2011, among ITT Educational Services, Inc., JP Morgan Chase Bank, N.A. and Bank of America, N.A.	8-K	*	10.41	6/28/11

21			Subsidiaries					X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

101	The following materials from ITT Educational Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedule II	X

*	SEC File No. 001-13144
**	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
***	Registration No. 333-84871