Form 10-Q
period 2012-03-31
ITT EDUCATIONAL SERVICES INC
filed 2012-04-26
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

24,134,527

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2012

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2012 and 2011 (unaudited) and December 31, 2011

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011 (unaudited) and the year ended December 31, 2011

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	March 31, 2012	December 31, 2011	March 31, 2011
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,476	$228,993	$187,922
Short-term investments	114,806	148,488	152,612
Restricted cash	1,123	2,128	1,820
Accounts receivable, net	54,411	48,106	59,798
Deferred income taxes	12,566	9,759	5,402
Prepaid expenses and other current assets	17,832	18,814	24,388

Total current assets	379,214	456,288	431,942

Property and equipment, net	198,493	201,257	196,579
Deferred income taxes	34,081	33,267	28,125
Other assets	49,516	38,006	44,869

Total assets	$661,304	$728,818	$701,515

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,664	$78,876	$72,689
Accrued compensation and benefits	13,323	21,438	19,345
Other current liabilities	50,920	18,190	61,321
Deferred revenue	180,147	226,543	265,540

Total current liabilities	322,054	345,047	418,895

Long-term debt	175,000	150,000	150,000
Other liabilities	72,629	64,972	52,151

Total liabilities	569,683	560,019	621,046

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	194,027	189,573	177,594
Retained earnings	884,230	827,675	607,765
Accumulated other comprehensive (loss)	(9,316)	(9,479)	(4,563)
Treasury stock, 12,934,377, 10,969,425 and 8,999,196 shares, at cost	(977,691)	(839,341)	(700,698)

Total shareholders’ equity	91,621	168,799	80,469

Total liabilities and shareholders’ equity	$661,304	$728,818	$701,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$341,794	$383,171
Costs and expenses:
Cost of educational services	134,941	137,926
Student services and administrative expenses	106,266	104,583

Total costs and expenses	241,207	242,509

Operating income	100,587	140,662
Interest income	681	835
Interest (expense)	(547)	(557)

Income before provision for income taxes	100,721	140,940
Provision for income taxes	39,650	55,554

Net income	$61,071	$85,386

Earnings per share:
Basic	$2.40	$2.94
Diluted	$2.38	$2.91

Weighted average shares outstanding:
Basic	25,420	29,085
Diluted	25,636	29,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net Income	$61,071	$85,386
Other comprehensive income, net of tax:
Prior service cost amortization, net of income tax of $151 and $135	(237)	(211)
Net actuarial pension loss amortization, net of income tax of $272 and $186	423	290
Unrealized (losses) on available-for-sale securities, net of income tax of $0 and $0	(23)	(133)

Other comprehensive income (loss), net of tax	163	(54)

Comprehensive income	$61,234	$85,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$61,071	$85,386
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,420	6,842
Provision for doubtful accounts	15,601	12,667
Deferred income taxes	(3,742)	(2,685)
Excess tax benefit from stock option exercises	(805)	(351)
Stock-based compensation expense	4,483	3,914
Other	(339)	(1,430)
Changes in operating assets and liabilities:
Restricted cash	1,005	(1,565)
Accounts receivable	(21,906)	(3,528)
Accounts payable	(1,212)	4,769
Other operating assets and liabilities	22,166	56,922
Deferred revenue	(46,396)	21,178

Net cash flows from operating activities	37,346	182,119

Cash flows from investing activities:
Facility expenditures and land purchases	(132)	(502)
Capital expenditures, net	(4,518)	(4,699)
Proceeds from sales and maturities of investments and repayment of notes	98,955	142,085
Purchase of investments and note advances	(63,545)	(158,589)

Net cash flows from investing activities	30,760	(21,705)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	805	351
Proceeds from exercise of stock options	4,668	3,028
Debt issue costs	(1,525)	0
Proceeds from revolving borrowings	175,000	0
Repayment of revolving borrowings	(150,000)	0
Repurchase of common stock and shares tendered for taxes	(147,571)	(139,650)

Net cash flows from financing activities	(118,623)	(136,271)

Net change in cash and cash equivalents	(50,517)	24,143
Cash and cash equivalents at beginning of period	228,993	163,779

Cash and cash equivalents at end of period	$178,476	$187,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated Other	Common Stock in
	Common Stock		Capital	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2010	37,069	$371	$173,935	$524,678	($4,509)	(7,076)	($566,405)	$128,070

For the three months ended March 31, 2011 (unaudited):
Net income				85,386				85,386
Other comprehensive income:
Prior service costs, net of $135 of income tax					(211)			(211)
Net actuarial pension loss, net of $186 of income tax					290			290
Unrealized (loss)					(133)			(133)

Comprehensive income								85,332

Exercise of stock options and equity awards				(2,300)		84	5,328	3,028
Tax benefit from exercise of stock options and equity award vesting			351					351
Stock-based compensation			3,308					3,308
Common shares repurchased						(2,000)	(139,097)	(139,097)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(8)	(553)	(553)

Balance as of March 31, 2011	37,069	371	177,594	607,765	(4,563)	(8,999)	(700,698)	80,469

For the nine months ended December 31, 2011 (unaudited):
Net income				222,366				222,366
Other comprehensive income:
Prior service costs, net of $472 of income tax					(737)			(737)
Net actuarial pension loss, net of $2,819 of income tax					(4,986)			(4,986)
Pension settlement loss, net of $470 of income tax					734			734
Unrealized gain					73			73

Comprehensive income								217,450

Exercise of stock options and equity awards				(2,456)		71	5,027	2,571
Tax benefit from exercise of stock options and equity award vesting			839					839
Stock-based compensation			11,140					11,140
Common shares repurchased						(2,040)	(143,604)	(143,604)
Shares tendered for taxes						(1)	(66)	(66)

Balance as of December 31, 2011	37,069	371	189,573	827,675	(9,479)	(10,969)	(839,341)	168,799

For the three months ended March 31, 2012 (unaudited):
Net income				61,071				61,071
Other comprehensive income:
Prior service costs, net of $151 of income tax					(237)			(237)
Net actuarial pension loss, net of $272 of income tax					423			423
Unrealized (loss)					(23)			(23)

Comprehensive income								61,234

Exercise of stock options and equity awards				(4,515)		145	9,183	4,668
Tax benefit from exercise of stock options and equity award vesting			417					417
Stock-based compensation			4,037					4,037
Common shares repurchased						(2,097)	(146,657)	(146,657)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(14)	(914)	(914)

Balance as of March 31, 2012	37,069	$371	$194,027	$884,230	($9,316)	(12,934)	($977,691)	$91,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Dollars in thousands, except per share data and unless otherwise stated)

1.     The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2012, we were offering master, bachelor and associate degree programs to approximately 71,000 students at ITT Technical Institute and Daniel Webster College locations. In addition, we offered one or more of our online programs to students who are located in 48 states. As of March 31, 2012, we had 148 college locations (including 145 campuses and three learning sites) in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. Based on our most recent evaluation, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements. See Note 8 – Variable Interests, for additional discussion of our variable interests.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2011.

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

Also in December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210, “Balance Sheet” (“ASC 210”). This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning January 1, 2013. We have not yet determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, which is included in the Codification under ASC 220. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. Prior to January 1, 2012, we presented total Comprehensive income and the components of Other comprehensive income in our Condensed Consolidated Statements of Shareholders’ Equity. After December 31, 2011, we present total Comprehensive income and the components of Other comprehensive income in our Condensed Consolidated Statements of Comprehensive Income.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2012:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$175,769	$175,769	$0	$0
Short-term investments:
U.S. Treasury obligations	80,445	80,445	0	0
Government agency obligations	17,022	0	17,022	0
Corporate obligations	17,339	0	17,339	0
Other assets:
Money market fund	8,619	8,619	0	0

	$299,194	$264,833	$34,361	$0

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

The fair value of the notes receivable included in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2012 is estimated by discounting the future cash flows using current rates for similar arrangements. As of March 31, 2012, each of the carrying value and the estimated fair value of these financial instruments was approximately $19,000.

The fair value of our long-term debt is estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. As of March 31, 2012, each of the carrying value and the estimated fair value of our long-term debt was approximately $175,000.

4.     Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense	$4,483	$3,914
Income tax (benefit)	($1,726)	($1,507)

We did not capitalize any stock-based compensation cost in the three months ended March 31, 2012 or 2011.

As of March 31, 2012, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $33,900 net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.4 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2012
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,765,881	$79.24	$139,922
Granted	156,500	$75.16	11,763
Forfeited	0	$0	0
Exercised	(104,054)	$44.86	(4,668)
Expired	(1,734)	$17.25	(30)

Outstanding at end of period	1,816,593	$80.91	$146,987	3.7	$11,047

Exercisable at end of period	1,452,086	$80.10	$116,310	3.1	$11,047

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on March 30, 2012 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2012	2011
Shares subject to stock options granted	156,500	159,500
Weighted average grant date fair value per share	$31.36	$28.90
Shares subject to stock options exercised	104,054	60,530
Intrinsic value of stock options exercised	$2,489	$911
Proceeds received from stock options exercised	$4,668	$3,028
Tax benefits realized from stock options exercised	$864	$351

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rates	0.7%	1.8%
Expected lives (in years)	4.5	4.7
Volatility	51%	48%
Dividend yield	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2012
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	314,006	$79.44
Granted	257,694	$75.12
Forfeited	(5,191)	$76.56
Vested	(90,149)	$81.12

Unvested at end of period	476,360	$76.81

In the three months ended March 31, 2012:

•	48,935 RSUs vested and were settled in cash for $3,073; and
•	41,214 RSUs vested and were settled in shares of our common stock having a fair market value of $2,754.

5.     Stock Repurchases

As of March 31, 2012, 3,699,525 shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended March 31,
	2012	2011
Number of shares	2,097,200	2,000,000
Total cost	$146,657	$139,097
Average cost per share	$69.93	$69.55

From April 1, 2012 through April 17, 2012, we repurchased 928,500 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $61,261 or at an average cost per share of $65.98.

6.     Debt

We were a party to a Second Amended and Restated Credit Agreement dated as of January 11, 2010, as amended (the “Prior Credit Agreement”), to borrow up to $150,000 under two revolving credit facilities: one in the maximum principal amount of $50,000; and the other in the maximum principal amount of $100,000. The borrowings under each credit facility could have been secured or unsecured at our election, provided that we had not defaulted under the Prior Credit Agreement.

Borrowings under the Prior Credit Agreement bore interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Prior Credit Agreement. We paid a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Prior Credit Agreement.

On March 21, 2012, we entered into a credit agreement (the “New Credit Agreement”) that provides for a $325,000 senior revolving credit facility (the “Revolver”). The New Credit Agreement also provides that we may seek additional revolving commitments or term loan commitments in an aggregate principal amount not to exceed $125,000. The lenders under the New Credit Agreement are not under any obligation to provide any such additional revolving commitments or term loan commitments. The New Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under the Revolver were used to prepay the entire outstanding indebtedness under the Prior Credit Agreement. The Prior Credit Agreement was also terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the Prior Credit Agreement, borrowings under the New Credit Agreement will be used for general corporate purposes.

Borrowings under the New Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate, as defined under the New Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Revolver is determined based on the ratio of our total Indebtedness (as defined in the New Credit Agreement) to EBITDA (as defined in the New Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the New Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each fiscal quarter.

The New Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The New Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of March 31, 2012.

As of March 31, 2012, the borrowings under the New Credit Agreement totaled $175,000 and bore interest at a rate of 2.50% per annum. The effective interest rate on our borrowings was approximately 1.40% per annum for the three months ended March 31, 2012 and approximately 1.50% per annum for the three months ended March 31, 2011. The commitment fee under the New Credit Agreement was 0.35% as of March 31, 2012.

The following table sets forth the interest expense (including the facility fee and commitment fee) that we recognized on our borrowings under the New Credit Agreement and under the Prior Credit Agreement in the periods indicated:

Three Months Ended March 31,
2012	2011
$547	$557

7.     Investments

Our available-for-sale investments were classified as short-term investments on our March 31, 2012, December 31, 2011 and March 31, 2011 Condensed Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	March 31, 2012			December 31, 2011			March 31, 2011
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available- for-Sale Investments:
Government obligations	$80,445	$80,446	($1)	$100,517	$100,480	$37	$100,658	$100,691	($33)
Government agency obligations	17,022	17,022	0	31,351	31,354	(3)	33,172	33,187	(15)
Corporate obligations	17,339	17,340	(1)	16,620	16,633	(13)	13,437	13,441	(4)

	$114,806	$114,808	($2)	$148,488	$148,467	$21	$147,267	$147,319	($52)

We also held a certificate of deposit with a total principal value of $5,345 as of March 31, 2011. This investment was included in Short-term investments on our Condensed Consolidated Balance Sheet as of March 31, 2011. We did not hold a certificate of deposit as of March 31, 2012 or December 31, 2011. We had $114,806 of debt securities classified as available-for-sale as of March 31, 2012, and all of those debt securities had contractual maturities within one year.

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended March 31,
	2012	2011
Unrealized gains	$0	$0
Unrealized losses	($23)	($133)

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended March 31,
	2012	2011
Interest income on investments	$141	$155
Realized net gains on the sale of investments	14	145

	$155	$300

8.     Variable Interests

On January 20, 2010, we entered into agreements with unrelated third parties to establish the PEAKS Private Student Loan Program (“PEAKS Program”), which is a private education loan program for our students. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to an unaffiliated trust that purchased, owns and collects private education loans (“PEAKS Trust”). The PEAKS Trust issued senior debt in the aggregate principal amount of $300,000 (“PEAKS Senior Debt”) to investors. The lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. We transferred a portion of the amount of each private education loan disbursed to us under the PEAKS Program to the PEAKS Trust in exchange for a subordinated note issued by the PEAKS Trust (“Subordinated Note”). No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets. The discount is amortized and recognized in Interest income on our Condensed Consolidated Statements of Income over the term of the Subordinated Note, which is expected to be approximately 15 years. The face value of the Subordinated Note as of March 31, 2012 was approximately $75,400.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of March 31, 2012, the value of the assets of the PEAKS Trust satisfied this requirement. We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust (“PEAKS Guarantee”). See Note 11 – Contingencies, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three months ended March 31, 2012 or 2011 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of March 31, 2012 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three months ended March 31, 2012. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We did not make any advances in the three months ended March 31, 2012 or 2011 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note, but we may decide to do so in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of March 31, 2012 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three months ended March 31, 2012. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of March 31, 2012 was approximately $19,000 and is included in Other assets on our Condensed Consolidated Balance Sheet.

9.     Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	25,420	29,085
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	216	227

Outstanding shares for diluted earnings per share calculation	25,636	29,312

A total of 1,534,603 shares at March 31, 2012 and 1,122,931 shares at March 31, 2011 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10.     Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months
	Ended March 31,
	2012	2011
Interest cost	$530	$598
Expected return on assets	(1,147)	(1,147)
Recognized net actuarial loss	695	476
Amortization of prior service (credit)	(388)	(346)

Net periodic pension (benefit)	($310)	($419)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three months ended March 31, 2012 or 2011. We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2012.

11.     Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2012, the total face amount of those surety bonds was approximately $33,000.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of March 31, 2012, our recorded liability for these claims and contingencies was approximately $37,500 and is primarily included in Other liabilities on our Condensed Consolidated Balance Sheet. The substantial majority of this amount pertains to our guarantee arrangements.

We also considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. With respect to our guarantee arrangements under the PEAKS Guarantee and the 2009 RSA and the risk sharing agreement that we entered into in 2007 (the “2007 RSA” and, collectively with the PEAKS Guarantee and the 2009 RSA, the “RSAs”), we believe that it is reasonably possible that we may incur losses in an estimated range of $20,000 less than to $20,000 greater than the recorded liability for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

The putative class period in this action is from October 23, 2008 through August 13, 2010. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, expenses, attorneys’ fees and expert fees. On March 30, 2012, all of the securities class action claims alleged in the Securities Litigation were dismissed. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

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

On November 22, 2010, another complaint in a shareholder derivative lawsuit was filed against seven of our current and former officers and all of our current Directors in the United States District Court for the Southern District of Indiana under the following caption: Roger B. Orensteen, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. The complaint alleges, among other things, that, from January 2008 through August 2010, the defendants violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint seeks, among other things, unspecified damages, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

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

The maximum future payments that we could be required to make under the PEAKS Guarantee include:

•	up to $290,000 in principal of PEAKS Senior Debt, which was the approximate outstanding principal balance of the PEAKS Senior Debt as of March 31, 2012;
•	accrued interest on the PEAKS Senior Debt;
•	certain call premiums associated with the PEAKS Senior Debt; and
•	the fees and expenses of the PEAKS Trust.

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

No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2012, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2012. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of March 31, 2012.

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

As of March 31, 2012, we had made guarantee payments that were not material under the RSAs. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantees under the RSAs and, if so, in what amount. Our recorded liability for the obligations related to the guarantee arrangements under the RSAs is included in Other liabilities on our Condensed Consolidated Balance Sheets.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC for discussion of, among other matters, the following items:

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

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2012, we were offering master, bachelor and associate degree programs to approximately 71,000 students. As of March 31, 2012, we had 148 college locations (including 145 campuses and three learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the first quarter of 2012, we began operations at four new ITT Technical Institute campuses. We plan to begin operations at four to six new locations during the remainder of 2012. Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to:

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

New Accounting Guidance

In December 2011, the FASB issued ASU No. 2011-12, which is included in the Codification under ASC 220. This update defers the effective date of ASU No. 2011-05 for changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. None of the other requirements in ASU 2011-05 are affected by this update. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Also in December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210. This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning January 1, 2013. We have not yet determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, which is included in the Codification under ASC 220. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. Prior to January 1, 2012, we presented total Comprehensive income and the components of Other comprehensive income in our Condensed Consolidated Statement of Shareholders’ Equity. After December 31, 2011, we present total Comprehensive income and the components of Other comprehensive income in our Condensed Consolidated Statements of Comprehensive Income.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of educational services	39.5%	36.0%
Student services and administrative expenses	31.1%	27.3%

Operating income	29.4%	36.7%
Interest income, net	0.1%	0.1%

Income before provision for income taxes	29.5%	36.8%

The following table sets forth our total student enrollment as of the dates indicated:

	2012		2011
	Total	(Decrease)	Total	(Decrease)
Total Student	Student	To	Student	To
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	71,123	(15.4%)	84,030	(0.6%)
June 30	Not applicable	Not applicable	78,743	(7.0%)
September 30	Not applicable	Not applicable	79,219	(10.0%)
December 31	Not applicable	Not applicable	73,255	(13.5%)

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;
•	after graduating in a prior academic term from a different program of study at that campus; or
•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2012		2011
New Student Enrollment	New	(Decrease)	New	(Decrease)
in the Three	Student	To	Student	To
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	18,067	(17.0%)	21,761	(5.6%)
June 30	Not applicable	Not applicable	17,351	(19.9%)
September 30	Not applicable	Not applicable	22,909	(14.1%)
December 31	Not applicable	Not applicable	15,125	(14.7%)

Total for the year	Not applicable	Not applicable	77,146	(13.4%)

We believe that the 17.0% decrease in new student enrollment in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to changes that we made to program offerings at select campuses which resulted in a more significant decline in new student enrollment in the criminal justice and drafting and design programs of study compared to our other curricula. We believe, based on leading enrollment metrics, that new student enrollment in the second half of 2012 could increase compared to the second half of 2011, but there can be no assurance thereof due to the volatile enrollment environment.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2010	76.1%	74.5%	72.4%	76.1%
2011	73.5%	73.1%	71.5%	73.4%
2012	72.4%	Not applicable	Not applicable	Not applicable

The decrease in student persistence as of March 31, 2012 compared to March 31, 2011 was primarily due to a higher number of students who graduated at the end of the academic period that began in December 2011 compared to the end of the same academic period in the prior year.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011. Revenue decreased $41.4 million, or 10.8%, to $341.8 million in the three months ended March 31, 2012 compared to $383.2 million in the three months ended March 31, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a 13.5% decrease in total student enrollment as of December 31, 2011 compared to December 31, 2010;
•	a 15.4% decrease in total student enrollment as of March 31, 2012 compared to March 31, 2011; and
•	an increase in the amount of institutional scholarships and other awards that we granted to our students in the three months ended March 31, 2012 compared to the same prior year period.

The decrease in revenue was partially offset by a lesser impact of the private education loan programs, which expired in 2011, on our revenue recognition in the three months ended March 31, 2012 compared to the same prior year period.

The primary factors that contributed to the decrease in total student enrollment as of December 31, 2011 compared to December 31, 2010 included, in order of significance:

•	the 14.7% decrease in new student enrollment in the three months ended December 31, 2011 compared to the same prior year period; and
•	an increase in the number of students who graduated in the three months ended December 31, 2011 compared to the same prior year period.

The primary factors that contributed to the decrease in total student enrollment as of March 31, 2012 compared to March 31, 2011 included, in order of significance:

•

the 17.0% decrease in new student enrollment in the three months ended March 31, 2012 and the 14.7% decrease in new student enrollment in the three months ended December 31, 2011 compared to the same prior year periods; and

•	an increase in the number of students who graduated in the three months ended March 31, 2012 compared to the same prior year period.

Cost of educational services decreased $3.0 million, or 2.2%, to $134.9 million in the three months ended March 31, 2012 compared to $137.9 million in the three months ended March 31, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a decrease in legal expenses; and
•	a decrease in compensation and benefit costs.

Cost of educational services as a percentage of revenue increased 350 basis points to 39.5% in the three months ended March 31, 2012 compared to 36.0% in the three months ended March 31, 2011. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in legal expenses and compensation and benefit costs.

Student services and administrative expenses increased $1.7 million, or 1.6%, to $106.3 million in the three months ended March 31, 2012 compared to $104.6 million in the three months ended March 31, 2011. The principal causes of this increase were increases in the amount of bad debt expense and media advertising expense, which were partially offset by a decrease in compensation and benefit costs.

Student services and administrative expenses increased to 31.1% of revenue in the three months ended March 31, 2012 compared to 27.3% of revenue in the three months ended March 31, 2011. The principal causes of this increase were the decline in revenue and increases in bad debt expense and media advertising expense, which were partially offset by a decrease in compensation and benefit costs. Bad debt expense as a percentage of revenue increased to 4.6% in the three months ended March 31, 2012 compared to 3.3% in the three months ended March 31, 2011, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in the amount of internal student financing was primarily due to the decline in the amount of private education loans available to our students in the three months ended March 31, 2012 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students in 2011.

Operating income decreased $40.1 million, or 28.5%, to $100.6 million in the three months ended March 31, 2012 compared to $140.7 million in the three months ended March 31, 2011, as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 29.4% in the three months ended March 31, 2012 compared to 36.7% in the three months ended March 31, 2011, as a result of the impact of the factors discussed above.

Interest income decreased $0.2 million, or 18.4%, to $0.7 million in the three months ended March 31, 2012 compared to $0.8 million in the three months ended March 31, 2011, primarily due to lower investment returns. Interest expense was $0.6 million in the three months ended March 31, 2012 and March 31, 2011.

Our combined federal and state effective income tax rate was 39.4% in the three months ended March 31, 2012 and 2011.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $178.5 million as of March 31, 2012 compared to $229.0 million as of December 31, 2011 and $187.9 million as of March 31, 2011. We also had short-term investments of $114.8 million as of March 31, 2012 compared to $148.5 million as of December 31, 2011 and $152.6 million as of March 31, 2011. In total, our cash and cash equivalents and short-term investments were $293.3 million as of March 31, 2012 compared to $377.5 million as of December 31, 2011 and $340.5 million as of March 31, 2011. Cash and cash equivalents and short-term investments as of March 31, 2012 decreased $84.2 million compared to December 31, 2011 and $47.3 million compared to March 31, 2011, primarily due to repurchases of our common stock, which was partially offset by cash generated from operations and an increase in borrowings.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $5.3 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of March 31, 2012.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2012. In 2011, we did not make any contributions to either the ESI Pension Plan or ESI Excess Pension Plan.

Operations. Cash flows from operating activities decreased $144.8 million to $37.4 million in the three months ended March 31, 2012 compared to $182.1 million in the three months ended March 31, 2011, primarily due to lower student enrollments and a decrease in the amount of funds received from private education loans made to our students by third-party lenders.

Accounts receivable less allowance for doubtful accounts was $54.4 million as of March 31, 2012 compared to $59.8 million as of March 31, 2011. Days sales outstanding increased 0.5 days to 14.5 days at March 31, 2012 compared to 14.0 days at March 31, 2011. Our accounts receivable balance decreased as of March 31, 2012, primarily due to lower student enrollments and an increase in the amount of scholarships and other awards provided to our students. The amount of scholarships and other awards provided to our students increased 10.7% to $20.7 million in the three months ended March 31, 2012 compared to $18.7 million in the three months ended March 31, 2011. The decrease in our accounts receivable balance was partially offset by a decrease in the amount of funds received from private education loans made to our students by third-party lenders.

Investing. In the three months ended March 31, 2012, we spent $0.1 million to renovate, expand and construct buildings at four of our locations, compared to $0.5 million for similar expenditures at eight of our locations in the three months ended March 31, 2011.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $4.5 million in the three months ended March 31, 2012 compared to $4.7 million in the three months ended March 31, 2011. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.

We plan to continue to upgrade and expand our current facilities and equipment in 2012. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. We were a party to the Prior Credit Agreement which provided that we could borrow up to $150.0 million under two revolving credit facilities: one in the maximum principal amount of $50.0 million; and the other in the maximum principal amount of $100.0 million. We could borrow under each credit facility on either a secured or unsecured basis at our election, provided that we were not in default under the Prior Credit Agreement.

Borrowings under the Prior Credit Agreement bore interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate as defined under the Prior Credit Agreement. We paid a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Prior Credit Agreement.

On March 21, 2012, we entered into the New Credit Agreement that provides for a Revolver in the amount of $325.0 million. The New Credit Agreement also provides that we may seek additional revolving commitments or term loan commitments in an aggregate principal amount not to exceed $125.0 million. The lenders under the New Credit Agreement are not under any obligation to provide any such additional revolving commitments or term loan commitments. The New Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under of the Revolver were used to prepay the entire outstanding indebtedness under the Prior Credit Agreement. The Prior Credit Agreement was also terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the Prior Credit Agreement, borrowings under the New Credit Agreement will be used for general corporate purposes.

Borrowings under the New Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate, as defined under the New Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Revolver is determined based on the Leverage Ratio as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the New Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each fiscal quarter.

The New Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The New Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of March 31, 2012.

As of March 31, 2012, the borrowings under the New Credit Agreement totaled $175.0 million and bore interest at a rate of 2.50% per annum. The effective interest rate on our borrowings was approximately 1.40% per annum for the three months ended March 31, 2012 and approximately 1.50% per annum for the three months ended March 31, 2011. The commitment fee under the New Credit Agreement was 0.35% as of March 31, 2012.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended March 31,
	2012	2011
Number of shares repurchased	2,097,200	2,000,000
Total cost of shares repurchased (in millions)	$146.7	$139.1
Average cost per share	$69.93	$69.55

Approximately 3.7 million shares remained available for repurchase under the Repurchase Program as of March 31, 2012. From April 1, 2012 through April 17, 2012, we repurchased 928,500 outstanding shares of our common stock pursuant to our existing repurchase authorization at a total cost of $61.3 million or at an average cost per share of $65.98. As a result, approximately 2.8 million shares remained available for repurchase under the Repurchase Program as of April 17, 2012. On April 23, 2012, our Board of Directors authorized us to repurchase an additional 5.0 million shares of our common stock pursuant to our existing repurchase authorization. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2012:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$168,087	$48,354	$78,732	$32,684	$8,317
Long-term debt, including scheduled interest payments	$189,779	$4,849	$184,930	$0	$0

Total	$357,866	$53,203	$263,662	$32,684	$8,317

The long-term debt represents the Revolver under the New Credit Agreement and assumes that the $175.0 million outstanding balance under the Revolver as of March 31, 2012 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of March 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 12 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2012, the total face amount of those surety bonds was approximately $33.0 million.

On January 20, 2010, we entered into agreements with unrelated parties to establish the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of March 31, 2012, the value of the assets of the PEAKS Trust satisfied this requirement. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020. As of March 31, 2012, the outstanding principal balance of the PEAKS Senior Debt was approximately $290.0 million.

In connection with the PEAKS Program, the lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represent their unpaid education costs. We transferred to the PEAKS Trust a portion of the amount of each private student loan disbursed to us under the PEAKS Program, in exchange for a Subordinated Note. The Subordinated Note does not bear interest, and principal is due on the Subordinated Note following the repayment of the PEAKS Senior Debt, the payment of fees and expenses of the PEAKS Trust and the reimbursement of the amount of any payments made by us under the PEAKS Guarantee. The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the student loans from the lender.

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

We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loans programs, including the 2009 Loan Program. Under the PEAKS Program, our students had access to a greater amount of private education loans, which resulted in a reduction in the amount of internal financing that we provided to our students. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

On February 20, 2009, we entered into the 2009 Loan Program. In connection with the 2009 Loan Program, we entered into the 2009 RSA. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141.0 million. No new private education loans were or will be made under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date will be disbursed by the lender and purchased by the 2009 Entity through approximately June 2012. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2012, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of March 31, 2012.

In addition, beginning in the second quarter of 2009, we have made advances to the 2009 Entity under the Revolving Note. We made the advances, which bear interest, so that the 2009 Entity could use those funds primarily to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Substantially all of the assets of the third party serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

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

As of March 31, 2012, we had made guarantee payments that were not material under the RSAs. See Notes 8 and 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the PEAKS Program, the 2009 RSA and the 2007 RSA.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of March 31, 2012, our recorded liability for these claims and contingencies was approximately $37.5 million and is primarily included in Other liabilities on our Condensed Consolidated Balance Sheet. The substantial majority of this amount pertains to our guarantee arrangements under the RSAs.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three months ended March 31, 2012.

Item 4.     Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our first fiscal quarter of 2012, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of March 31, 2012.

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

The putative class period in this action is from October 23, 2008 through August 13, 2010. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, expenses, attorneys’ fees and expert fees. On March 30, 2012, all of the securities class action claims alleged in the Securities Litigation were dismissed. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

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

On November 22, 2010, another complaint in a shareholder derivative lawsuit was filed against seven of our current and former officers and all of our current Directors in the United States District Court for the Southern District of Indiana under the following caption: Roger B. Orensteen, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. The complaint alleges, among other things, that, from January 2008 through August 2010, the defendants violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by:

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

The current and former officers named in one or more of the securities class action and shareholder derivative lawsuits described above include: Jeffrey R. Cooper, Clark D. Elwood, Nina F. Esbin, Eugene W. Feichtner, Daniel M. Fitzpatrick, Kevin M. Modany and Martin Van Buren.

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

Item 1A.     Risk Factors.

You should carefully consider the risks and uncertainties we describe in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

One or more of our institutions may lose its eligibility to participate in Title IV Programs, if its federal student loan cohort default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the Federal Family Education Loan (“FFEL”) program and/or William D. Ford Federal Direct Loan (“FDL”) program receives a FFEL/FDL cohort default rate for each federal fiscal year (“FFY”) based on defaulted FFEL and FDL program loans. A FFY is October 1 through September 30. Currently, the ED calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of the next FFY (“Two-Year CDR”). Beginning with the calculation of institutions’ cohort default rates for FFY 2009, which are expected to be calculated and published by the ED in 2012, the period for which students’ defaults will be included in an institution’s cohort default rate will be extended by one year, so that the formula will be the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of the second succeeding FFY (“Three-Year CDR”).

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

The following table sets forth the average of our institutions’ Two-Year CDRs for the FFYs indicated:

FFY	Two-Year CDR Average
2010 (a)	16.7%
2009 (b)	22.3%
2008	12.2%
2007	11.5%

(a)	The most recent FFY for which the ED has issued preliminary Two-Year CDRs.
(b)	The most recent FFY for which the ED has published official Two-Year CDRs.

We believe that the increase in the Two-Year CDR average for FFYs 2010 and 2009 compared to the Two-Year CDR average for FFYs 2008 and 2007 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”). The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Two-Year CDR average with respect to those loans. Our institutions’ Two-Year CDR average for FFYs 2010 and 2009 with respect to the FFEL program loans that were not sold by the FFEL program lenders to the ED (the “Retained Loans”) was approximately the same as our institutions’ Two-Year CDR average for FFY 2008. We believe that this is primarily due to the absence of any disruption in the servicing of the Retained Loans.

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

Beginning with the official Three-Year CDRs for FFY 2009 (which we believe will be published by the ED in September 2012), the cohort default rate for three consecutive FFYs that triggers loss of eligibility to participate in FDL and Pell programs increases from 25% to 30%. We believe that our institutions’ Three-Year CDRs will likely be higher than our institutions’ Two-Year CDRs, because of longer repayment and default histories, among other factors. The ITT Technical Institute institutions’ preliminary average Three-Year CDR for FFY 2009 was 34.2%, and we believe that the ITT Technical Institute institutions’ Three-Year CDRs could exceed 30% for FFY 2010, in each case primarily due to the servicing on the Purchased Loans, as discussed above.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 through January 31, 2012	0	$—	0	5,796,725
February 1, 2012 through February 29, 2012	1,478,700	$71.45	1,478,700	4,318,025
March 1, 2012 through March 31, 2012	618,500	$66.29	618,500	3,699,525

Total	2,097,200	$69.93	2,097,200

(1)	The shares that remained available for repurchase under the Repurchase Program were 3,699,525 as of March 31, 2012. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011
5,000,000	April 2012

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

ITT Educational Services, Inc.

Date: April 26, 2012	By:	/s/ Daniel M. Fitzpatrick
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
10.1

Credit Agreement, dated as of March 21, 2012, among ITT Educational Services, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Wells Fargo, N.A., as documentation agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on March 27, 2012)

10.2

Fourth Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan (incorporated herein by reference from Exhibit 10.12 to ITT/ESI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.3

First Amendment to the ITT Educational Services, Inc. Senior Executive Severance Plan (incorporated herein by reference from Exhibit 10.28 to ITT/ESI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements