Form 10-Q
period 2012-06-30
ITT EDUCATIONAL SERVICES INC
filed 2012-07-27
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

    Yes  ☐    No  ☒

23,319,140

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2012

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of June 30, 2012 and 2011 (unaudited) and December 31, 2011

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2012 and 2011

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2012 and 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2012 and 2011

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011 (unaudited) and the year ended December 31, 2011

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	June 30, 2012	December 31, 2011	June 30, 2011
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$167,234	$228,993	$158,235
Short-term investments	0	148,488	147,136
Restricted cash	751	2,128	387
Accounts receivable, net	73,675	48,106	47,041
Deferred income taxes	16,859	9,759	4,804
Prepaid expenses and other current assets	14,571	18,814	24,567

Total current assets	273,090	456,288	382,170

Property and equipment, net	198,175	201,257	198,207
Deferred income taxes	36,016	33,267	33,165
Other assets	49,360	38,006	45,610

Total assets	$556,641	$728,818	$659,152

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,777	$78,876	$66,008
Accrued compensation and benefits	25,711	21,438	23,610
Other current liabilities	19,454	18,190	8,421
Deferred revenue	121,873	226,543	266,847

Total current liabilities	247,815	345,047	364,886

Long-term debt	150,000	150,000	150,000
Other liabilities	74,615	64,972	57,791

Total liabilities	472,430	560,019	572,677

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	198,812	189,573	181,954
Retained earnings	925,781	827,675	684,905
Accumulated other comprehensive (loss)	(9,147)	(9,479)	(4,438)
Treasury stock, 13,749,764, 10,969,425 and 10,045,948 shares, at cost	(1,031,606)	(839,341)	(776,317)

Total shareholders’ equity	84,211	168,799	86,475

Total liabilities and shareholders’ equity	$556,641	$728,818	$659,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$329,825	$387,877	$671,619	$771,048
Costs and expenses:
Cost of educational services	140,940	142,272	275,881	280,198
Student services and administrative expenses	111,467	115,626	217,733	220,209

Total costs and expenses	252,407	257,898	493,614	500,407

Operating income	77,418	129,979	178,005	270,641
Interest income	502	790	1,183	1,625
Interest (expense)	(1,254)	(507)	(1,801)	(1,064)

Income before provision for income taxes	76,666	130,262	177,387	271,202
Provision for income taxes	30,664	51,262	70,314	106,816

Net income	$46,002	$79,000	$107,073	$164,386

Earnings per share:
Basic	$1.97	$2.88	$4.39	$5.81
Diluted	$1.96	$2.85	$4.36	$5.77
Weighted average shares outstanding:
Basic	23,390	27,474	24,405	28,275
Diluted	23,529	27,719	24,583	28,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$46,002	$79,000	$107,073	$164,386
Other comprehensive income, net of tax:
Prior service cost amortization, net of income tax of $152, $135, $303 and $270	(237)	(211)	(474)	(422)
Net actuarial pension loss amortization, net of income tax of $259, $186, $531 and $372	404	290	827	580
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0, $0 and $0	2	46	(21)	(87)

Other comprehensive income, net of tax	169	125	332	71

Comprehensive Income	$46,171	$79,125	$107,405	$164,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$46,002	$79,000	$107,073	$164,386
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,695	7,040	15,115	13,882
Provision for doubtful accounts	19,006	17,487	34,607	30,154
Deferred income taxes	(6,334)	(4,492)	(10,076)	(7,177)
Excess tax benefit from stock option exercises	(574)	(627)	(1,379)	(978)
Stock-based compensation expense	4,272	4,758	8,755	8,672
Other	96	(987)	(243)	(2,417)
Changes in operating assets and liabilities:
Restricted cash	372	1,433	1,377	(132)
Accounts receivable	(38,270)	(4,730)	(60,176)	(8,258)
Accounts payable	3,113	(6,681)	1,901	(1,912)
Other operating assets and liabilities	(15,400)	(32,886)	6,766	24,036
Deferred revenue	(58,274)	1,307	(104,670)	22,485

Net cash flows from operating activities	(38,296)	60,622	(950)	242,741

Cash flows from investing activities:
Facility expenditures and land purchases	(253)	(1,173)	(385)	(1,675)
Capital expenditures, net	(7,117)	(7,487)	(11,635)	(12,186)
Proceeds from sales and maturities of investments and repayment of notes	117,216	118,307	216,171	260,392
Purchase of investments and note advances	0	(123,104)	(63,545)	(281,693)

Net cash flows from investing activities	109,846	(13,457)	140,606	(35,162)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	574	627	1,379	978
Proceeds from exercise of stock options	3,423	1,955	8,091	4,983
Debt issue costs	0	0	(1,525)	0
Proceeds from revolving borrowings	0	0	175,000	0
Repayment of revolving borrowings	(25,000)	0	(175,000)	0
Repurchase of common stock and shares tendered for taxes	(61,789)	(79,434)	(209,360)	(219,084)

Net cash flows from financing activities	(82,792)	(76,852)	(201,415)	(213,123)

Net change in cash and cash equivalents	(11,242)	(29,687)	(61,759)	(5,544)
Cash and cash equivalents at beginning of period	178,476	187,922	228,993	163,779

Cash and cash equivalents at end of period	$167,234	$158,235	$167,234	$158,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2010	37,069	$371	$173,935	$524,678	($4,509)	(7,076)	($566,405)	$128,070

For the six months ended June 30, 2011 (unaudited):
Net income				164,386				164,386
Other comprehensive income:
Prior service costs, net of $270 of income tax					(422)			(422)
Net actuarial pension loss, net of $372 of income tax					580			580
Unrealized (loss)					(87)			(87)

Comprehensive income								164,457

Exercise of stock options and equity awards				(4,160)		138	9,143	4,983
Tax benefit from exercise of stock options and equity award vesting			989					989
Stock-based compensation			7,030					7,030
Common shares repurchased						(3,100)	(218,520)	(218,520)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(564)	(564)

Balance as of June 30, 2011	37,069	371	181,954	684,905	(4,438)	(10,046)	(776,317)	86,475

For the six months ended December 31, 2011 (unaudited):
Net income				143,366				143,366
Other comprehensive income:
Prior service costs, net of $337 of income tax					(526)			(526)
Net actuarial pension loss, net of $3,377 of income tax					(5,276)			(5,276)
Pension settlement loss, net of $470 of income tax					734			734
Unrealized gain					27			27

Comprehensive income								138,325

Exercise of stock options and equity awards				(596)		17	1,212	616
Tax benefit from exercise of stock options and equity award vesting			201					201
Stock-based compensation			7,418					7,418
Common shares repurchased						(940)	(64,181)	(64,181)
Shares tendered for taxes							(55)	(55)

Balance as of December 31, 2011	37,069	371	189,573	827,675	(9,479)	(10,969)	(839,341)	168,799

For the six months ended June 30, 2012 (unaudited):
Net income				107,073				107,073
Other comprehensive income:
Prior service costs, net of $303 of income tax					(474)			(474)
Net actuarial pension loss, net of $531 of income tax					827			827
Unrealized (loss)					(21)			(21)

Comprehensive income								107,405

Exercise of stock options and equity awards				(8,966)		266	17,057	8,091
Tax benefit from exercise of stock options and equity award vesting			930					930
Stock-based compensation			8,309					8,309
Common shares repurchased						(3,026)	(207,918)	(207,918)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(22)	(1,442)	(1,442)

Balance as of June 30, 2012	37,069	$371	$198,812	$925,781	($9,147)	(13,750)	($1,031,606)	$84,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Dollars in thousands, except per share data and unless otherwise stated)

1. The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2012, we were offering master, bachelor and associate degree programs to approximately 66,000 students at ITT Technical Institute and Daniel Webster College locations. In addition, we offered one or more of our online programs to students who are located in 48 states. As of June 30, 2012, we had 149 college locations (including 146 campuses and three learning sites) in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

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

3. Fair Value

Fair value for financial reporting is defined as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value measurement of our financial assets recorded on our Condensed Consolidated Balance Sheets utilized assumptions categorized as observable inputs under the accounting guidance. Observable inputs are assumptions based on independent market data sources.

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2012:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$166,267	$166,267	$0	$0
Other assets:
Money market fund	8,620	8,620	0	0

	$174,887	$174,887	$0	$0

We used quoted prices in active markets for identical assets as of the measurement date to value our financial assets that were categorized as Level 1.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other current liabilities and deferred revenue approximate fair value, because of the immediate or short-term maturity of these financial instruments.

As of June 30, 2012, each of the carrying value and the estimated fair value of the notes receivable included in Other assets on our Condensed Consolidated Balance Sheet was approximately $19,000. We estimated the fair value of the notes receivable by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of June 30, 2012, each of the carrying value and the estimated fair value of our long-term debt was approximately $150,000. The fair value of our long-term debt was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our long-term debt. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

4. Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense	$4,272	$4,758	$8,755	$8,672
Income tax (benefit)	($1,645)	($1,832)	($3,371)	($3,339)

We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2012 or 2011.

As of June 30, 2012, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $30,300, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.3 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30, 2012
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,765,881	$79.24	$139,922
Granted	156,500	$75.16	11,763
Forfeited	(6,667)	$90.45	(603)
Exercised	(197,965)	$40.87	(8,091)
Expired	(1,734)	$17.25	(30)

Outstanding at end of period	1,716,015	$83.31	$142,961	3.5	$5,875

Exercisable at end of period	1,358,175	$83.12	$112,887	2.9	$5,875

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on June 29, 2012 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares subject to stock options granted	0	0	156,500	159,500
Weighted average grant date fair value per share	$0	$0	$31.36	$28.90
Shares subject to stock options exercised	93,911	42,780	197,965	103,310
Intrinsic value of stock options exercised	$2,299	$1,659	$4,788	$2,570
Proceeds received from stock options exercised	$3,423	$1,955	$8,091	$4,983
Tax benefits realized from stock options exercised	$733	$638	$1,597	$989

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rates	Not applicable	Not applicable	0.7%	1.8%
Expected lives (in years)	Not applicable	Not applicable	4.5	4.7
Volatility	Not applicable	Not applicable	51%	48%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2012
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	314,006	$79.44
Granted	272,578	$74.20
Forfeited	(30,397)	$75.05
Vested	(117,038)	$82.59

Unvested at end of period	439,149	$75.65

In the six months ended June 30, 2012:

•	48,935 RSUs vested and were settled in cash for $3,073; and

•	68,103 RSUs vested and were settled in shares of our common stock having a fair market value of $4,536.

5. Stock Repurchases

As of June 30, 2012, approximately 7.8 million shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of shares	928,500	1,100,000	3,025,700	3,100,000
Total cost	$61,261	$79,423	$207,918	$218,520
Average cost per share	$65.98	$72.20	$68.72	$70.49

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

The New Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The New Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of June 30, 2012.

As of June 30, 2012, the borrowings under the New Credit Agreement totaled $150,000 and bore interest at a weighted average rate of 2.25% per annum. The effective interest rate on our borrowings was approximately 2.70% per annum in the three months ended June 30, 2012 and approximately 1.30% per annum in the three months ended June 30, 2011. In the six months ended June 30, 2012, the effective interest rate on our borrowings was approximately 2.10% per annum compared to approximately 1.40% per annum in the six months ended June 30, 2011. The commitment fee under the New Credit Agreement was 0.30% as of June 30, 2012.

The following table sets forth the interest expense (including the facility fee and commitment fee) that we recognized on our borrowings under the New Credit Agreement and under the Prior Credit Agreement in the periods indicated:

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$1,115	$507	$1,662	$1,064

7. Investments

Our available-for-sale investments were classified as short-term investments on our June 30, 2012, December 31, 2011 and June 30, 2011 Condensed Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	June 30, 2012			December 31, 2011			June 30, 2011
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available- for-Sale Investments:
Government obligations	$0	$0	$0	$100,517	$100,480	$37	$100,679	$100,664	$15
Government agency obligations	0	0	0	31,351	31,354	(3)	26,235	26,237	(2)
Corporate obligations	0	0	0	16,620	16,633	(13)	20,222	20,241	(19)

	$0	$0	$0	$148,488	$148,467	$21	$147,136	$147,142	($6)

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unrealized gains	$2	$46	$0	$0
Unrealized losses	$0	$0	($21)	($87)

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income on investments	$75	$116	$216	$271
Realized net gains on the sale of investments	26	51	40	196

Total investment income	$101	$167	$256	$467

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets. The discount is amortized and recognized in Interest income in our Condensed Consolidated Statements of Income over the term of the Subordinated Note. The maturity date of the Subordinated Note is in March 2026. The face value of the Subordinated Note as of June 30, 2012 was approximately $73,700.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of June 30, 2012, the value of the assets of the PEAKS Trust satisfied this requirement. We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, and the administrative fees and expenses of the PEAKS Trust (“PEAKS Guarantee”). See Note 11 – Contingencies, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three or six months ended June 30, 2012 or 2011 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of June 30, 2012 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three or six months ended June 30, 2012. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

On February 20, 2009, we entered into agreements with an unaffiliated entity (the “2009 Entity”) to create a program that makes private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources do not cover (the “2009 Loan Program”). Under the 2009 Loan Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to the 2009 Entity. The 2009 Entity purchased the private education loans from the lender utilizing funds received from its owners in exchange for participation interests in the private education loans acquired by the 2009 Entity. The lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represent their unpaid education costs. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012.

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

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We did not make any advances in the three and six months ended June 30, 2012 to the 2009 Entity under the Revolving Note that we were not contractually required to make. In the three and six months ended June 30, 2011, we made advances of $200 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note, but we may decide to do so in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of June 30, 2012 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three or six months ended June 30, 2012. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of June 30, 2012 was approximately $19,000 and is included in Other assets on our Condensed Consolidated Balance Sheet.

9. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share”. This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,390	27,474	24,405	28,275
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	139	245	178	236

Outstanding shares for diluted earnings per share calculation	23,529	27,719	24,583	28,511

A total of 1,520,036 shares at June 30, 2012 and 1,107,236 shares at June 30, 2011 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

10. Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest cost	$502	$598	$1,032	$1,196
Expected return on assets	(1,110)	(1,147)	(2,257)	(2,294)
Recognized net actuarial loss	663	476	1,358	952
Amortization of prior service (credit)	(389)	(346)	(777)	(692)

Net periodic pension (benefit)	($334)	($419)	($644)	($838)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or six months ended June 30, 2012 or 2011. We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2012.

11. Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2012, the total face amount of those surety bonds was approximately $33,000.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of June 30, 2012, our recorded liability for these claims and contingencies was approximately $41,600, the substantial majority of which pertained to our guarantee arrangements. Approximately $6,000 of the recorded liability was included in Other current liabilities and approximately $35,600 was included in Other liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2012.

We also considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. With respect to our guarantee arrangements under the PEAKS Guarantee and the 2009 RSA and the risk sharing agreement that we entered into in 2007 (the “2007 RSA” and, collectively with the PEAKS Guarantee and the 2009 RSA, the “RSAs”), we believe that it is reasonably possible that we may incur losses in an estimated range of $15,000 less than to $15,000 greater than the recorded liability for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

On November 3, 2010, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Operating Engineers Construction Industry and Miscellaneous Pension Fund, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Securities Litigation”). On January 21, 2011, the court named the Wyoming Retirement System as the lead plaintiff in the Securities Litigation. On April 1, 2011, an amended complaint was filed in the Securities Litigation under the following caption: In re ITT Educational Services, Inc. Securities and Shareholder Derivative Litigation. The amended complaint alleged, among other things, that:

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

The putative class period in this action was from October 23, 2008 through August 13, 2010. The plaintiff sought, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, expenses, attorneys’ fees and expert fees.

On November 12, 2010, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, all of our current Directors and one of our former Directors in the United States District Court for the Southern District of New York under the following caption: Antonio Cosing, Derivatively and On Behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Cosing Lawsuit”). The complaint alleged, among other things, that from October 23, 2008 through August 13, 2010, the defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint sought, among other things, unspecified damages, equitable and/or injunctive relief, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. On December 14, 2010, the Cosing Lawsuit was consolidated into the Securities Litigation.

On December 3, 2010, another complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, all of our current Directors and one of our former Directors in the United States District Court for the Southern District of New York under the following caption: J. Kent Gregory, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Gregory Lawsuit”). The complaint alleged, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched by us and misappropriated information about us, by making false and misleading statements and engaging in fraudulent business practices. The complaint sought, among other things, unspecified damages, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. The Gregory Lawsuit was consolidated into the Cosing Lawsuit on December 13, 2010 and further consolidated into the Securities Litigation on December 14, 2010.

On March 30, 2012, all of the claims alleged in the Securities Litigation were dismissed with prejudice, including the claims in the Cosing Lawsuit and Gregory Lawsuit.

On November 22, 2010, another complaint in a shareholder derivative lawsuit was filed against seven of our current and former officers, all of our current Directors and one of our former Directors in the United States District Court for the Southern District of Indiana under the following caption: Roger B. Orensteen, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al (the “Orensteen Lawsuit”). The complaint alleged, among other things, that, from January 2008 through August 2010, the defendants violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint sought, among other things, unspecified damages, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. On June 27, 2012, the Orensteen Lawsuit was dismissed without prejudice.

There can be no assurance that the ultimate outcome of derivative actions, federal or state securities law claims or other actions would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

The maximum future payments that we could be required to make under the PEAKS Guarantee include:

•	up to $284,000 in principal of PEAKS Senior Debt, which was the approximate outstanding principal balance of the PEAKS Senior Debt as of June 30, 2012;

•	accrued interest on the PEAKS Senior Debt;

•	certain call premiums associated with the PEAKS Senior Debt; and

•	the fees and expenses of the PEAKS Trust.

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

We entered into the 2009 RSA in connection with the 2009 Loan Program. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141,000. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2012, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2012. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2012.

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

As of June 30, 2012, we had made guarantee payments that were not material under the RSAs. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantees under the RSAs and, if so, in what amount. Our recorded liability for the obligations related to the guarantee arrangements under the RSAs is included in Other liabilities on our Condensed Consolidated Balance Sheets.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC, in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2012, we were offering master, bachelor and associate degree programs to approximately 66,000 students. As of June 30, 2012, we had 149 college locations (including 146 campuses and three learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the second quarter of 2012, we began operations at one new ITT Technical Institute campus. We plan to begin operations at one new location during the remainder of 2012. Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to:

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	42.7%	36.7%	41.1%	36.3%
Student services and administrative expenses	33.8%	29.8%	32.4%	28.6%

Operating income	23.5%	33.5%	26.5%	35.1%
Interest (expense) income, net	(0.3% )	0.1%	(0.1% )	0.1%

Income before provision for income taxes	23.2%	33.6%	26.4%	35.2%

The following table sets forth our total student enrollment as of the dates indicated:

	2012		2011
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	71,123	(15.4%)	84,030	(0.6%)
June 30	66,397	(15.7%)	78,743	(7.0%)
September 30	Not applicable	Not applicable	79,219	(10.0%)
December 31	Not applicable	Not applicable	73,255	(13.5%)

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2012		2011
New Student Enrollment in the Three Months Ended:	New Student Enrollment	(Decrease) To Prior Year	New Student Enrollment	(Decrease) To Prior Year
March 31	18,067	(17.0%)	21,761	(5.6%)
June 30	15,698	(9.5%)	17,351	(19.9%)
September 30	Not applicable	Not applicable	22,909	(14.1%)
December 31	Not applicable	Not applicable	15,125	(14.7%)

Total for the year	Not applicable	Not applicable	77,146	(13.4%)

We believe that the decrease in new student enrollment in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to:

•	a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their program of study;

•

changes that we made to program offerings at select campuses which resulted in a more significant decline in new student enrollment in the criminal justice programs of study compared to our other curricula; and

•

a decline in new student enrollment in the drafting and design programs of study compared to our other curricula, which we believe may have been due to economic changes in the construction industry generally.

We believe that the decrease in new student enrollment in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to:

•

changes that we made to program offerings at select campuses which resulted in a more significant decline in new student enrollment in the criminal justice programs of study compared to our other curricula; and

•

a decline in new student enrollment in the drafting and design programs of study compared to our other curricula, which we believe may have been due to economic changes in the construction industry generally.

A continued decline in new and total student enrollment could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the decline in total and new student enrollment, including, without limitation, refining our marketing, advertising and communications to focus more on the student value proposition and outcomes of an ITT Technical Institute education.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2010	76.1%	74.5%	72.4%	76.1%
2011	73.5%	73.1%	71.5%	73.4%
2012	72.4%	71.3%	Not applicable	Not applicable

The decrease in student persistence as of June 30 and March 31, 2012 compared to the corresponding prior year dates was primarily due to a higher number of students who graduated at the end of the academic period that began in March 2012 and December 2011 compared to the end of the same academic period in the prior year.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011. Revenue decreased $58.1 million, or 15.0%, to $329.8 million in the three months ended June 30, 2012 compared to $387.9 million in the three months ended June 30, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a 15.4% decrease in total student enrollment as of March 31, 2012 compared to March 31, 2011; and

•	a 15.7% decrease in total student enrollment as of June 30, 2012 compared to June 30, 2011.

The decrease in revenue was partially offset by a lesser impact of the private education loan programs, which expired in 2011, on our revenue recognition in the three months ended June 30, 2012 compared to the same prior year period.

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

The primary factors that contributed to the decrease in total student enrollment as of June 30, 2012 compared to June 30, 2011 included, in order of significance:

•

the 9.5% decrease in new student enrollment in the three months ended June 30, 2012 and the 17.0% decrease in new student enrollment in the three months ended March 31, 2012 compared to the same prior year periods; and

•	an increase in the number of students who graduated in the three months ended June 30, 2012 compared to the same prior year period.

Cost of educational services decreased $1.3 million, or 0.9%, to $140.9 million in the three months ended June 30, 2012 compared to $142.3 million in the three months ended June 30, 2011. The primary factor that contributed to this decrease was a decrease in compensation costs, which was partially offset by the increased costs associated with operating new campuses.

Cost of educational services as a percentage of revenue increased 600 basis points to 42.7% in the three months ended June 30, 2012 compared to 36.7% in the three months ended June 30, 2011. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by a decrease in compensation costs.

Student services and administrative expenses decreased $4.2 million, or 3.6%, to $111.5 million in the three months ended June 30, 2012 compared to $115.6 million in the three months ended June 30, 2011. The principal causes of this decrease were decreases in expenses related to student scholarships and media advertising expenses, which were partially offset by an increase in bad debt expense.

Student services and administrative expenses increased to 33.8% of revenue in the three months ended June 30, 2012 compared to 29.8% of revenue in the three months ended June 30, 2011. The principal causes of this increase were a decline in revenue and an increase in bad debt expense, which were partially offset by decreases in expenses related to student scholarships and media advertising expenses. Bad debt expense as a percentage of revenue increased to 5.8% in the three months ended June 30, 2012 compared to 4.5% in the three months ended June 30, 2011, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in the amount of internal student financing was primarily due to a decline in the amount of private education loans available to our students in the three months ended June 30, 2012 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students in 2011.

Operating income decreased $52.6 million, or 40.4%, to $77.4 million in the three months ended June 30, 2012 compared to $130.0 million in the three months ended June 30, 2011, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 23.5% in the three months ended June 30, 2012 compared to 33.5% in the three months ended June 30, 2011, primarily as a result of the impact of the factors discussed above.

Interest income decreased $0.3 million, or 36.5%, to $0.5 million in the three months ended June 30, 2012 compared to $0.8 million in the three months ended June 30, 2011, primarily due to lower investment balances. Interest expense increased $0.8 million, or 147.3%, to $1.3 million in the three months ended June 30, 2012 compared to $0.5 million in the three months ended June 30, 2011, primarily due to an increase in the effective interest rate on our revolving credit facility.

Our combined federal and state effective income tax rate was 40.0% in the three months ended June 30, 2012 compared to 39.4% in the three months ended June 30, 2011. Our combined effective income tax rate increased primarily due to settlements of certain state income tax audits and changes in state income tax laws.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011. Revenue decreased $99.4 million, or 12.9%, to $671.6 million in the six months ended June 30, 2012 compared to $771.0 million in the six months ended June 30, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a 15.4% decrease in total student enrollment as of March 31, 2012 compared to March 31, 2011;

•	a 13.5% decrease in total student enrollment as of December 31, 2011 compared to December 31, 2010; and

•	a 15.7% decrease in total student enrollment as of June 30, 2012 compared to June 30, 2011.

The decrease in revenue was partially offset by a lesser impact of the private education loan programs, which expired in 2011, on our revenue recognition in the six months ended June 30, 2012 compared to the same prior year period.

Cost of educational services decreased $4.3 million, or 1.5%, to $275.9 million in the six months ended June 30, 2012 compared to $280.2 million in the six months ended June 30, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a decrease in compensation costs; and

•	a decrease in legal expenses.

Cost of educational services as a percentage of revenue increased 480 basis points to 41.1% in the six months ended June 30, 2012 compared to 36.3% in the six months ended June 30, 2011. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation costs and legal expenses.

Student services and administrative expenses decreased $2.5 million, or 1.1%, to $217.7 million in the six months ended June 30, 2012 compared to $220.2 million in the six months ended June 30, 2011. The principal cause of this decrease was a decrease in expenses related to student scholarships, which was partially offset by an increase in bad debt expense.

Student services and administrative expenses increased to 32.4% of revenue in the six months ended June 30, 2012 compared to 28.6% of revenue in the six months ended June 30, 2011. The principal causes of this increase were a decline in revenue and an increase in bad debt expense, which were partially offset by a decrease in expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 5.2% in the six months ended June 30, 2012 compared to 3.9% in the six months ended June 30, 2011, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in the amount of internal student financing was primarily due to a decline in the amount of private education loans available to our students in the six months ended June 30, 2012 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students in 2011.

Operating income decreased $92.6 million, or 34.2%, to $178.0 million in the six months ended June 30, 2012 compared to $270.6 million in the six months ended June 30, 2011, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 26.5% in the six months ended June 30, 2012 compared to 35.1% in the six months ended June 30, 2011, primarily as a result of the impact of the factors discussed above.

Interest income decreased $0.4 million, or 27.2%, to $1.2 million in the six months ended June 30, 2012 compared to $1.6 million in the six months ended June 30, 2011, primarily due to lower investment balances. Interest expense increased $0.7 million, or 69.5%, to $1.8 million in the six months ended June 30, 2012 compared to $1.1 million in the six months ended June 30, 2011, primarily due to an increase in the effective interest rate on our revolving credit facility.

Our combined federal and state effective income tax rate was 39.6% in the six months ended June 30, 2012 compared to 39.4% in the six months ended June 30, 2011. Our combined effective income tax rate increased primarily due to changes in state income tax laws.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $167.2 million as of June 30, 2012 compared to $229.0 million as of December 31, 2011 and $158.2 million as of June 30, 2011. We had no short-term investments as of June 30, 2012 compared to $148.5 million as of December 31, 2011 and $147.1 million as of June 30, 2011. In total, our cash and cash equivalents and short-term investments were $167.2 million as of June 30, 2012 compared to $377.5 million as of December 31, 2011 and $305.4 million as of June 30, 2011. Cash and cash equivalents and short-term investments as of June 30, 2012 decreased:

•	$210.2 million compared to December 31, 2011, primarily due to repurchases of our common stock; and

•	$138.1 million compared to June 30, 2011, primarily due to repurchases of our common stock, which was partially offset by cash generated from operations.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $5.9 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of June 30, 2012.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2012. In 2011, we did not make any contributions to either the ESI Pension Plan or ESI Excess Pension Plan.

Operations. Net cash used in operating activities was $38.3 million in the three months ended June 30, 2012 compared to net cash generated from operating activities of $60.6 million in the three months ended June 30, 2011. The $98.9 million decrease in net cash flows from operating activities was primarily due to lower student enrollments and a decrease in the amount of funds received from private education loans made to our students by third-party lenders.

Net cash used in operating activities was $1.0 million in the six months ended June 30, 2012 compared to net cash generated from operating activities of $242.7 million in the six months ended June 30, 2011. The $243.7 million decrease in net cash flows from operating activities was primarily due to lower student enrollments and a decrease in the amount of funds received from private education loans made to our students by third-party lenders.

Accounts receivable less allowance for doubtful accounts was $73.7 million as of June 30, 2012 compared to $47.0 million as of June 30, 2011. Days sales outstanding increased 9.3 days to 20.3 days at June 30, 2012 compared to 11.0 days at June 30, 2011. Our accounts receivable balance and days sales outstanding increased as of June 30, 2012, primarily due to an increase in internal student financing resulting from a decrease in the amount of funds received from private education loans made to our students by third-party lenders.

Investing. In the three months ended June 30, 2012, we spent $0.3 million to renovate, expand and construct buildings compared to $1.2 million for similar expenditures in the three months ended June 30, 2011. In the six months ended June 30, 2012, we spent $0.4 million to renovate, expand or construct buildings compared to $1.7 million for similar expenditures in the six months ended June 30, 2011.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$7.1 million in the three months ended June 30, 2012 compared to $7.5 million in the three months ended June 30, 2011; and

•	$11.6 million in the six months ended June 30, 2012 compared to $12.2 million in the six months ended June 30, 2011.

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

The New Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The New Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of June 30, 2012.

As of June 30, 2012, the borrowings under the New Credit Agreement totaled $150.0 million and bore interest at a weighted average rate of 2.25% per annum. The effective interest rate on our borrowings was approximately 2.70% per annum in the three months ended June 30, 2012 and approximately 1.30% per annum in the three months ended June 30, 2011. In the six months ended June 30, 2012, the effective interest rate on our borrowings was approximately 2.10% per annum compared to approximately 1.40% per annum in the six months ended June 30, 2011. The commitment fee under the New Credit Agreement was 0.30% as of June 30, 2012.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of shares repurchased	928,500	1,100,000	3,025,700	3,100,000
Total cost of shares repurchased (in millions)	$61.3	$79.4	$207.9	$218.5
Average cost per share	$65.98	$72.20	$68.72	$70.49

Approximately 7.8 million shares remained available for repurchase under the Repurchase Program as of June 30, 2012. Pursuant to the Board’s stock repurchase authorization, we may repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Private Student Financing Update. In 2011 and 2010, we received funds on behalf of our students from unaffiliated private education loan programs, which represented, in the aggregate, approximately 7% of our cash receipts in 2011 and 12% of our cash receipts in 2010. As previously discussed, the two private education loan programs that provided the vast majority of private education loans to our students in 2011 and 2010 expired in 2011. As a result, in the first six months of 2012, we have increased the amount of internal student financing that we provide to our students.

The increased internal student financing that we have provided to our students has negatively impacted our liquidity and exposed us to greater credit risk. Internal student financing provides for payments to us by our students over an extended term, which has had a material adverse effect on our cash flows from operations in the first six months of 2012. In addition, we have the risk of collection with respect to our internal student financing, which has caused us to increase our allowance for doubtful accounts as of June 30, 2012 compared to June 30, 2011 and has resulted in an increase in our bad debt expense as a percentage of revenue in the first six months of 2012 compared to the same prior year period. Increases in internal student financing also increased our accounts receivable and our days sales outstanding as of June 30, 2012 compared to June 30, 2011. Further, our deferred revenue decreased as of June 30, 2012 compared to June 30, 2011, primarily due to the decrease in the amount of funds received from private education loans made to our students by third-party lenders.

A continued lack of availability of private education loans for our students will continue to materially adversely impact our financial condition and cash flows. We are pursuing arrangements with unaffiliated lenders for them to provide private education loans to our students and their parents who qualify. We cannot assure you, however, that we will be able to timely identify alternative lenders on terms as favorable to us as the previous programs were, or at all. Adverse market conditions for consumer loans and student loans, including lenders’ difficulties in reselling or syndicating student loan portfolios, have resulted and could continue to result in providers of private education loans reducing the availability of, or increasing the costs associated with, providing those loans to students. The loan underwriting standards can vary significantly among lenders, which could adversely affect the ability of some of our students to obtain private education loans. In particular, private education loans to students with low credit scores are difficult to obtain. During such time as our students and their parents are unable to obtain private education loans, we intend to continue to provide internal student financing to our students, which will result in a continuation of the adverse factors that are described in the preceding paragraph, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$164,611	$47,538	$78,063	$30,259	$8,751
Long-term debt, including scheduled interest payments	$160,915	$3,969	$156,946	$0	$0

Total	$325,526	$51,507	$235,009	$30,259	$8,751

The long-term debt represents the Revolver under the New Credit Agreement and assumes that the $150.0 million outstanding balance under the Revolver as of June 30, 2012 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 12 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2012, the total face amount of those surety bonds was approximately $33.0 million.

On January 20, 2010, we entered into agreements with unrelated parties to establish the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of June 30, 2012, the value of the assets of the PEAKS Trust satisfied this requirement. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020. As of June 30, 2012, the outstanding principal balance of the PEAKS Senior Debt was approximately $284.0 million.

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

On February 20, 2009, we entered into the 2009 Loan Program. In connection with the 2009 Loan Program, we entered into the 2009 RSA. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141.0 million. No new private education loans were or will be made under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2012, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2012.

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

As of June 30, 2012, we had made guarantee payments that were not material under the RSAs. See Notes 8 and 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the PEAKS Program, the 2009 RSA and the 2007 RSA.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of June 30, 2012, our recorded liability for these claims and contingencies was approximately $41.6 million, the substantial majority of which pertained to our guarantee arrangements under the RSAs. Approximately $6.0 million of the recorded liability was included in Other current liabilities and approximately $35.6 million was included in Other liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2012.

We review various factors when determining the amount to recognize as a contingent liability with respect to the guarantee arrangements under the RSAs at the end of each reporting period. The principal factor that we review is the repayment performance of the private education loans under each of the RSAs. As each portfolio of private education loans matures, additional data related to the performance of the loans and other information regarding the loans becomes available to us that we utilize to estimate the related contingent liability. In certain reporting periods, there have been disruptions in the servicing of a portion of the private education loans under the RSAs, which we believe has negatively impacted the repayment performance of those private education loans. We cannot predict with any certainty the extent to which the servicing disruptions may affect the repayment performance of those loans in future periods, or whether other servicing disruptions will occur in the future. If the effect of the servicing disruptions continues, additional servicing disruptions occur or other factors negatively impact the repayment performance of the private education loans under the RSAs, the contingent liability associated with those guarantees would increase.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three and six months ended June 30, 2012.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2012, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of June 30, 2012.

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

On November 3, 2010, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Operating Engineers Construction Industry and Miscellaneous Pension Fund, Individually and On Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Securities Litigation”). On January 21, 2011, the court named the Wyoming Retirement System as the lead plaintiff in the Securities Litigation. On April 1, 2011, an amended complaint was filed in the Securities Litigation under the following caption: In re ITT Educational Services, Inc. Securities and Shareholder Derivative Litigation. The amended complaint alleged, among other things, that:

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

The putative class period in this action was from October 23, 2008 through August 13, 2010. The plaintiff sought, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, expenses, attorneys’ fees and expert fees.

On November 12, 2010, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, all of our current Directors and one of our former Directors in the United States District Court for the Southern District of New York under the following caption: Antonio Cosing, Derivatively and On Behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Cosing Lawsuit”). The complaint alleged, among other things, that from October 23, 2008 through August 13, 2010, the defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by:

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

The complaint sought:

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

On December 14, 2010, the Cosing Lawsuit was consolidated into the Securities Litigation.

On December 3, 2010, another complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, all of our current Directors and one of our former Directors in the United States District Court for the Southern District of New York under the following caption: J. Kent Gregory, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Gregory Lawsuit”). The complaint alleged, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched by us and misappropriated information about us, by:

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

The complaint sought:

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

On March 30, 2012, all of the claims alleged in the Securities Litigation were dismissed with prejudice, including the claims in the Cosing Lawsuit and Gregory Lawsuit.

On November 22, 2010, another complaint in a shareholder derivative lawsuit was filed against seven of our current and former officers, all of our current Directors and one of our former Directors in the United States District Court for the Southern District of Indiana under the following caption: Roger B. Orensteen, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al (the “Orensteen Lawsuit”). The complaint alleged, among other things, that, from January 2008 through August 2010, the defendants violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by:

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

The complaint sought:

•	unspecified damages;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures;

•	restitution;

•	disgorgements of profits, benefits and other compensation received by the individual defendants; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

On June 27, 2012, the Orensteen Lawsuit was dismissed without prejudice.

Although the derivative actions were brought nominally on behalf of us, we incurred defense costs and other expenses in connection with the derivative lawsuits. There can be no assurance that the ultimate outcome of derivative actions, federal or state securities law claims or other actions would not have a material adverse effect on our financial condition, results of operations or cash flows.

The current and former officers named in one or more of the securities class action and shareholder derivative lawsuits described above included: Jeffrey R. Cooper, Clark D. Elwood, Nina F. Esbin, Eugene W. Feichtner, Daniel M. Fitzpatrick, Kevin M. Modany and Martin Van Buren. The former Director named in the shareholder derivative lawsuits described above is Lloyd G. Waterhouse.

Certain of our current and former officers and Directors may become a party in certain actions. Our By-laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties we describe in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.

If the ED’s vacated gainful employment regulations are reinstituted and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to receive funds from Title IV Programs to help pay their education costs. On June 13, 2011, the ED issued final regulations that were to become effective on July 1, 2012, specifying requirements related to a program of study that leads to gainful employment in a recognized occupation (the “GE Requirements”). On June 30, 2012, the U.S. District Court for the District of Columbia vacated all of the GE Requirements, except for those pertaining to certain institutional disclosures. We cannot assure you that all of the GE Requirements will not be reinstituted, whether through an appellate court decision that overturns the District Court’s ruling, the promulgation of new regulations by the ED or otherwise, which could have a material adverse effect on our financial condition, results of operations and cash flows. Under the vacated GE Requirements, if any of our programs of study had failed to satisfy those requirements for three out of four federal fiscal years (“FFYs”), that program would have been deemed ineligible under Title IV Programs. Students cannot obtain financial aid under Title IV Programs to help pay their education costs associated with attending ineligible programs of study. A program of study would have satisfied the vacated GE Requirements, if:

•	the program’s annual loan repayment rate, as defined and calculated by the ED, was at least 35%;

•	the program’s graduates’ median annual loan payment, as calculated by the ED, was less than or equal to:

•	30% of discretionary income; or

•	12% of annual earnings; or

•	the data needed to determine whether the program satisfies the GE Requirements were not available to the ED.

The first FFY that a program of study was required to satisfy the vacated GE Requirements was FFY 2012 (i.e., October 1, 2011 through September 30, 2012). Under the vacated GE Requirements, a program of study offered by an institution was defined based on its credential level (e.g., diploma, associate degree, bachelor degree, master’s degree, etc.) and Classification of Institutional Program (“CIP”) code. Different programs of study offered by an institution that were at the same credential level and had the same CIP code were combined and treated as a single program under the vacated GE Requirements.

Subject to certain adjustments, limitations and exclusions:

•	a program of study’s loan repayment rate for a particular FFY was defined and calculated by the ED by dividing:

•

the original outstanding principal balance of Federal Family Education Loan (“FFEL”) and William D. Ford Federal Direct Loan (“FDL”) program loans owed by students for attendance in that program of study on the date those loans first entered repayment during the applicable earlier FFYs (the “OOPB”); into

•	the amount of the OOPB represented by those loans that had never been in default and either:

•	been paid in full by a borrower; or

•	had the balance reduced during the most recently completed FFY to an amount that was less than the outstanding balance at the beginning of that FFY; and

•	the annual loan payment for a program of study was calculated by the ED using:

•	the median loan debt of students who completed the program of study during the applicable earlier FFYs;

•	the annual interest rate on FDL program unsubsidized loans; and

•	a 10-year amortization schedule for a program of study that led to a diploma or associate degree, or a 15-year amortization schedule for a program of study that led to a bachelor or master’s degree.

The median loan debt included FFEL and FDL program loans, private education loans and institutional financing received by those students for attendance in any program of study offered by the institution. The ED would have determined whether the annual loan payment for a program of study in a particular FFY was less than or equal to:

•	30% of discretionary income by dividing:

•

the higher of the most currently available mean or median annual earnings of the students who completed the program during the applicable earlier FFYs (the “Applicable Earnings”), less 1.5 times the amount of the most current Poverty Guidelines for a single person in the continental United States; into

•	the annual loan payment; and

•	12 % of annual earnings by dividing:

•	the Applicable Earnings; into

•	the annual loan payment.

The Applicable Earnings were to be obtained by the ED from the Social Security Administration or another federal agency (collectively, the “SSA”). If a program’s graduates’ median annual loan payment as calculated by the ED using Applicable Earnings obtained from the SSA was greater than 30% of discretionary income and 12% of annual earnings, however, an institution could have demonstrated that the program satisfied the annual loan payment requirements by recalculating the discretionary income and annual earnings percentages using alternative earnings from:

•	the Bureau of Labor Statistics (“BLS”), but for only FFYs 2012, 2013 and 2014;

•	an institutional survey conducted in accordance with standards of the National Center for Education Statistics; or

•	a state-sponsored data system.

An institution could have used BLS earnings data to recalculate the discretionary income and annual earnings percentages with respect to a program of study, only if the institution:

•

identified and provided documentation to the ED of the occupation by Standard Occupational Classification (“SOC”) code(s) issued by the BLS in which more than 50% of the students who completed the program during the applicable earlier FFYs were employed, and that number of students was more than 30;

•	used the most current BLS earnings data at the 25th percentile for the identified SOC code (or the weighted average of that data for each SOC code, if more than one SOC code was identified); and

•	submitted to the ED, upon its request, all of the employment and other records that supported the SOC code(s) identified with the occupations in which those students were employed.

Depending on how the ED interpreted and applied the vacated GE Requirements, if any of our programs had failed the annual loan payment requirement using the Applicable Earnings from the SSA, we believe that the alternative BLS earnings may have provided us with an opportunity to demonstrate that the program satisfied the annual loan payment requirement for FFYs 2012, 2013 and 2014.

If a program of study failed to satisfy the vacated GE Requirements for:

•

one FFY, the institution was required to provide a warning to current and prospective students that explained the vacated GE Requirements, identified the amount by which the program did not satisfy the vacated GE Requirements and described the actions that the institution planned to take to improve the program’s performance under the vacated GE Requirements (the “Debt Warning”) and could not enroll a prospective student until three days after the Debt Warning was given to the prospective student;

•	two of the three most recently completed FFYs, the institution was required to:

•	provide the Debt Warning to current and prospective students;

•	prominently display the Debt Warning on its website;

•	include the Debt Warning in all of its promotional materials; and

•	enhance the Debt Warning with additional information, including, without limitation:

•	the risks associated with enrolling or continuing in the program;

•	a timeline and options available to the students, if the institution planned to discontinue the program;

•	a statement that a student who enrolled or continued in the program should expect to have difficulty repaying his or her student loans; and

•	resources that would have been available to students to research other educational options and compare program costs; and

•	three out of four FFYs, the program of study would become ineligible under the Title IV Programs.

An institution could not seek to reestablish the eligibility of a program of study that became ineligible for failure to satisfy the vacated GE Requirements or establish the eligibility of a substantially similar program of study, until the end of the third FFY following the FFY that the program of study became ineligible. A program of study would have been substantially similar, if it had the same credential level and first four digits of the CIP code as that of the ineligible program. If an institution voluntarily discontinued a program of study that failed to satisfy the vacated GE Requirements for one or two consecutive FFYs, the institution could not seek to reestablish the eligibility of that program of study until the end of the second or third FFY following the FFY in which the institution notified the ED that the institution was relinquishing Title IV Program eligibility for that program of study, depending on when the institution provides such notice to the ED.

There were many open questions and interpretive issues related to the GE Requirements before most were vacated, including questions as to the ability of institutions to obtain and verify the information needed to calculate the applicable metrics. In addition, the continuing eligibility of our programs of study under Title IV Programs were at risk under the vacated GE Requirements due to factors beyond our control, such as:

•	changes in the income level of persons employed in specific occupations or sectors;

•	changes in student mix to persons requiring higher amounts of student loans to complete their programs;

•	changes in student loan repayment rates, including the usage of deferments and forbearances;

•	changes in student loan delinquency rates;

•	changes in the nation’s economy, which may affect graduate employment, graduate earnings and, therefore, the ability of graduates to repay their student loans;

•	personal employment decisions made by our students;

•	increases in interest rates; and

•	changes in the ED’s interpretation of any element of the vacated GE Requirements that would have resulted in a more expansive or harsh enforcement than was presented.

In addition, providing Debt Warnings to current and prospective students could have had an adverse impact on the level of interest and enrollment in those programs of study.

We cannot predict with certainty the impact that the vacated GE Requirements would have had on our operations. In response to the vacated GE Requirements, we made significant changes to the programs of study that we offer. The vacated GE Requirements also put downward pressure on tuition prices, to help prevent students from incurring debt that exceeded the levels required for a program to remain eligible under Title IV Programs. This could, in turn, increase the percentage of our revenue that is derived from Title IV Programs and, therefore, adversely impact our compliance with other ED regulations. We had also begun to limit enrollment in certain programs of study and substantially increased our efforts to promote student loan repayment. The continuation of any or all of these factors could reduce our enrollment and/or increase our cost of doing business, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price.

Government and regulatory agencies and third parties may bring investigations, claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to our campuses, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. Due to the highly regulated nature of the postsecondary education industry, we are subject to investigations and claims of non-compliance with regulatory standards and other actions brought by regulatory agencies, students, shareholders and other parties. If the results of any of those investigations and claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by those types of claims, we may have to divert significant financial and management resources from our ongoing business operations to address and defend those claims, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding any of those claims could also negatively affect our business and the market proice of our common stock.

On May 18, 2012, we received a Civil Investigative Demand (“CID”) from the U.S. Consumer Financial Protection Bureau (“CFPB”). The CID provides that the purpose of the investigation is, in part, “to determine whether for-profit post-secondary companies, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” The CID contains broad requests for production of documents, answers to interrogatories and written reports related to private education loans made to our students and many other aspects of our business. We have provided documentation and other information to the CFPB, while preserving our rights to object to its inquiry. We believe that our acts and practices relating to private student loans are lawful.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 through April 30, 2012	928,500	$65.98	928,500	7,771,025
May 1, 2012 through May 31, 2012	0	—	0	7,771,025
June 1, 2012 through June 30, 2012	0	—	0	7,771,025

Total	928,500	$65.98	928,500

(1)	The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of June 30, 2012. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011
5,000,000	April 2012

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

ITT Educational Services, Inc.

Date: July 27, 2012	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	First Amendment of ESI Pension Plan

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements