Form 10-Q
period 2012-09-30
ITT EDUCATIONAL SERVICES INC
filed 2012-10-29
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

    Yes    ☐         No    ☒

23,324,430

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2012

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2012 and 2011 (unaudited) and December 31, 2011

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2012 and 2011

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2012 and 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2012 and 2011

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011 (unaudited) and the year ended December 31, 2011

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	September 30, 2012	December 31, 2011	September 30, 2011
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$174,458	$228,993	$172,577
Short-term investments	0	148,488	146,799
Restricted cash	720	2,128	413
Accounts receivable, net	89,425	48,106	56,140
Deferred income taxes	19,284	9,759	6,760
Prepaid expenses and other current assets	18,331	18,814	19,565

Total current assets	302,218	456,288	402,254
Property and equipment, net	194,253	201,257	201,010
Deferred income taxes	39,499	33,267	37,068
Other assets	49,080	38,006	46,422

Total assets	$585,050	$728,818	$686,754

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$76,358	$78,876	$88,825
Accrued compensation and benefits	19,729	21,438	16,772
Other current liabilities	19,910	18,190	12,809
Deferred revenue	119,089	226,543	226,046

Total current liabilities	235,086	345,047	344,452

Long-term debt	140,000	150,000	150,000
Other liabilities	78,189	64,972	63,840

Total liabilities	453,275	560,019	558,292

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	203,095	189,573	186,009
Retained earnings	968,545	827,675	751,705
Accumulated other comprehensive (loss)	(8,970)	(9,479)	(4,498)
Treasury stock, 13,744,474, 10,969,425 and 10,405,882 shares, at cost	(1,031,266)	(839,341)	(805,125)

Total shareholders’ equity	131,775	168,799	128,462

Total liabilities and shareholders’ equity	$585,050	$728,818	$686,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$314,747	$360,638	$986,366	$1,131,686
Costs and expenses:
Cost of educational services	133,948	141,262	409,829	421,460
Student services and administrative expenses	110,046	109,512	327,779	329,721

Total costs and expenses	243,994	250,774	737,608	751,181

Operating income	70,753	109,864	248,758	380,505
Interest income	125	716	1,308	2,341
Interest (expense)	(1,021)	(378)	(2,822)	(1,442)

Income before provision for income taxes	69,857	110,202	247,244	381,404
Provision for income taxes	26,997	42,884	97,311	149,700

Net income	$42,860	$67,318	$149,933	$231,704

Earnings per share:
Basic	$1.83	$2.51	$6.23	$8.34
Diluted	$1.83	$2.48	$6.20	$8.27

Weighted average shares outstanding:
Basic	23,359	26,839	24,054	27,791
Diluted	23,443	27,098	24,200	28,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$42,860	$67,318	$149,933	$231,704
Other comprehensive income, net of tax:
Prior service cost amortization, net of income tax of $152, $185, $455 and $455	(237)	(289)	(711)	(711)
Net actuarial pension loss amortization, net of income tax of $265, $156, $796 and $528	414	244	1,241	824
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0, $0 and $0	0	(15)	(21)	(102)

Other comprehensive income, net of tax	177	(60)	509	11

Comprehensive Income	$43,037	$67,258	$150,442	$231,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$42,860	$67,318	$149,933	$231,704
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,930	6,486	22,045	20,368
Provision for doubtful accounts	22,873	13,864	57,480	44,018
Deferred income taxes	(6,021)	(5,831)	(16,097)	(13,008)
Excess tax benefit from stock option exercises	(3)	(167)	(1,382)	(1,145)
Stock-based compensation expense	4,291	4,166	13,046	12,838
Other	340	(820)	97	(3,237)
Changes in operating assets and liabilities:
Restricted cash	31	(26)	1,408	(158)
Accounts receivable	(38,623)	(22,963)	(98,799)	(31,221)
Accounts payable	(4,419)	22,817	(2,518)	20,905
Other operating assets and liabilities	(5,758)	5,035	1,008	29,071
Deferred revenue	(2,784)	(40,801)	(107,454)	(18,316)

Net cash flows from operating activities	19,717	49,078	18,767	291,819

Cash flows from investing activities:
Facility expenditures and land purchases	(108)	(1,454)	(493)	(3,129)
Capital expenditures, net	(3,185)	(7,827)	(14,820)	(20,013)
Proceeds from sales and maturities of investments and repayment of notes	553	52,317	216,724	312,709
Purchase of investments and note advances	0	(48,613)	(63,545)	(330,306)

Net cash flows from investing activities	(2,740)	(5,577)	137,866	(40,739)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	3	167	1,382	1,145
Proceeds from exercise of stock options	254	303	8,345	5,286
Debt issue costs	0	0	(1,525)	0
Proceeds from revolving borrowings	0	0	175,000	0
Repayment of revolving borrowings	(10,000)	0	(185,000)	0
Repurchase of common stock and shares tendered for taxes	(10)	(29,629)	(209,370)	(248,713)

Net cash flows from financing activities	(9,753)	(29,159)	(211,168)	(242,282)

Net change in cash and cash equivalents	7,224	14,342	(54,535)	8,798
Cash and cash equivalents at beginning of period	167,234	158,235	228,993	163,779

Cash and cash equivalents at end of period	$174,458	$172,577	$174,458	$172,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury		Total
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount
Balance as of December 31, 2010	37,069	$371	$173,935	$524,678	($4,509)	(7,076)	($566,405)	$128,070

For the nine months ended September 30, 2011 (unaudited):
Net income				231,704				231,704
Other comprehensive income					11			11
Exercise of stock options and equity awards				(4,678)		148	9,964	5,286
Tax benefit from exercise of stock options and equity award vesting			1,169					1,169
Stock-based compensation			10,905					10,905
Common shares repurchased						(3,470)	(248,099)	(248,099)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(614)	(614)

Balance as of September 30, 2011	37,069	371	186,009	751,705	(4,498)	(10,406)	(805,125)	128,462

For the three months ended December 31, 2011 (unaudited):
Net income				76,048				76,048
Other comprehensive income:
Prior service costs, net of $152 of income tax					(237)			(237)
Net actuarial pension loss, net of $3,533 of income tax					(5,520)			(5,520)
Pension settlement loss, net of $470 of income tax					734			734
Unrealized gain					42			42

Comprehensive income								71,067

Exercise of stock options and equity awards				(78)		7	391	313
Tax benefit from exercise of stock options and equity award vesting			21					21
Stock-based compensation			3,543					3,543
Common shares repurchased						(570)	(34,602)	(34,602)
Shares tendered for taxes							(5)	(5)

Balance as of December 31, 2011	37,069	371	189,573	827,675	(9,479)	(10,969)	(839,341)	168,799

For the nine months ended September 30, 2012 (unaudited):
Net income				149,933				149,933
Other comprehensive income					509			509
Exercise of stock options and equity awards				(9,062)		272	17,407	8,345
Tax benefit from exercise of stock options and equity award vesting			922					922
Stock-based compensation			12,600					12,600
Common shares repurchased						(3,026)	(207,918)	(207,918)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(22)	(1,452)	(1,452)

Balance as of September 30, 2012	37,069	$371	$203,095	$968,545	($8,970)	(13,744)	($1,031,266)	$131,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2012, we were offering master, bachelor and associate degree programs to approximately 65,000 students at ITT Technical Institute and Daniel Webster College locations. In addition, we offered one or more of our online programs to students who are located in 48 states. As of September 30, 2012, we had 150 college locations (including 147 campuses and three learning sites) in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

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

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance are effective upon issuance and the amendments that are subject to transition guidance will be effective for our interim and annual reporting periods beginning January 1, 2013. We have not yet determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, which amends and corrects various sections in the Codification pursuant to Staff Accounting Bulletin (“SAB”) No. 114, SEC Release No. 33-9250 and ASU No. 2010-22. The amendments and corrections in this ASU are effective upon issuance. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). This update allows an entity to first assess qualitative factors to determine whether it must perform a quantitative impairment test. An entity would be required to calculate the fair value of an indefinite-lived intangible asset, if the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for impairment tests performed for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2012:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$172,707	$172,707	$0	$0
Other assets:
Money market fund	8,621	8,621	0	0

	$181,328	$181,328	$0	$0

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

As of September 30, 2012, each of the carrying value and the estimated fair value of the notes receivable included in Other assets on our Condensed Consolidated Balance Sheet was approximately $18,000. We estimated the fair value of the notes receivable by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of September 30, 2012, each of the carrying value and the estimated fair value of our long-term debt was approximately $140,000. The fair value of our long-term debt was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our long-term debt. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense	$4,291	$4,166	$13,046	$12,838
Income tax (benefit)	($1,652)	($1,604)	($5,023)	($4,943)

We did not capitalize any stock-based compensation cost in the three or nine months ended September 30, 2012 or 2011.

As of September 30, 2012, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $26,100, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.0 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2012
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,765,881	$79.24	$139,922
Granted	156,500	$75.16	11,763
Forfeited	(6,667)	$90.45	(603)
Exercised	(202,820)	$41.14	(8,345)
Expired	(33,021)	$91.58	(3,024)

Outstanding at end of period	1,679,873	$83.17	$139,713	3.3	$561

Exercisable at end of period	1,322,033	$82.93	$109,639	2.7	$561

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on September 28, 2012 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares subject to stock options granted	0	0	156,500	159,500
Weighted average grant date fair value per share	$0	$0	$31.36	$28.90
Shares subject to stock options exercised	4,855	8,800	202,820	112,110
Intrinsic value of stock options exercised	$14	$469	$4,802	$3,039
Proceeds received from stock options exercised	$254	$303	$8,345	$5,286
Tax benefits realized from stock options exercised	$5	$180	$1,602	$1,169

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rates	Not applicable	Not applicable	0.7%	1.8%
Expected lives (in years)	Not applicable	Not applicable	4.5	4.7
Volatility	Not applicable	Not applicable	51%	48%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Nine Months Ended September 30, 2012
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	314,006	$79.44
Granted	274,520	$73.98
Forfeited	(40,794)	$75.29
Vested	(117,702)	$82.65

Unvested at end of period	430,030	$75.47

In the nine months ended September 30, 2012:

•	48,935 RSUs vested and were settled in cash for $3,073; and
•	68,767 RSUs vested and were settled in shares of our common stock having a fair market value of $4,565.

5.	Stock Repurchases

As of September 30, 2012, approximately 7.8 million shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of shares	0	370,000	3,025,700	3,470,000
Total cost	$0	$29,579	$207,918	$248,099
Average cost per share	$0.00	$79.94	$68.72	$71.50

6.	Debt

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

The New Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The New Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of September 30, 2012.

As of September 30, 2012, the borrowings under the New Credit Agreement totaled $140,000 and bore interest at a weighted average rate of 2.25% per annum. The effective interest rate on our borrowings was approximately 2.70% per annum in the three months ended September 30, 2012 and approximately 1.00% per annum in the three months ended September 30, 2011. In the nine months ended September 30, 2012, the effective interest rate on our borrowings was approximately 2.30% per annum compared to approximately 1.20% per annum in the nine months ended September 30, 2011. The commitment fee under the New Credit Agreement was 0.30% as of September 30, 2012.

The following table sets forth the interest expense (including the facility fee and commitment fee) that we recognized on our borrowings under the New Credit Agreement and under the Prior Credit Agreement in the periods indicated:

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$879	$378	$2,541	$1,442

7.	Investments

Our available-for-sale investments were classified as short-term investments on our September 30, 2012, December 31, 2011 and September 30, 2011 Condensed Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	September 30, 2012			December 31, 2011			September 30, 2011
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available- for-Sale Investments:
Government obligations	$0	$0	$0	$100,517	$100,480	$37	$90,629	$90,611	$18
Government agency obligations	0	0	0	31,351	31,354	(3)	31,565	31,565	0
Corporate obligations	0	0	0	16,620	16,633	(13)	24,605	24,645	(40)

	$0	$0	$0	$148,488	$148,467	$21	$146,799	$146,821	($22)

The following table sets forth the unrealized gains and losses on available-for-sale investments that were included in other comprehensive income (loss) in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unrealized gains	$0	$0	$0	$0
Unrealized losses	$0	($15)	($21)	($102)

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income on investments	$36	$91	$252	$362
Realized net gains on the sale of investments	0	23	40	219

Total investment income	$36	$114	$292	$581

8.	Variable Interests

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets. The discount is amortized and recognized in Interest income in our Condensed Consolidated Statements of Income over the term of the Subordinated Note. The maturity date of the Subordinated Note is in March 2026. The face value of the Subordinated Note as of September 30, 2012 was approximately $73,400.

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

We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”). As of September 30, 2012, the value of the assets of the PEAKS Trust did not satisfy the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt and, as a result, we subsequently made a guarantee payment to the PEAKS Trust of an immaterial amount to reduce the outstanding balance of the PEAKS Senior Debt to an amount sufficient to satisfy the required ratio. See Note 11 – Contingencies, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three or nine months ended September 30, 2012 or 2011 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of September 30, 2012 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

To make that determination, we analyzed various possible scenarios of student loan portfolio performance to evaluate the potential economic impact on the PEAKS Trust. In our analysis, we made what we believe are reasonable assumptions based on historical data for the following key variables:

•	the composition of the credit profiles of the borrowers;
•	the interest rates and fees charged on the loans;
•	the default rates and the timing of defaults associated with similar types of loans; and
•	the prepayment and the speed of repayment associated with similar types of loans.

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three or nine months ended September 30, 2012. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We did not make any advances in the three and nine months ended September 30, 2012 to the 2009 Entity under the Revolving Note that we were not contractually required to make. We made advances of $350 in the three months ended September 30, 2011 and $550 in the nine months ended September 30, 2011 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Substantially all of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note, but we may decide to do so in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of September 30, 2012 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

To identify the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity, we analyzed various possible scenarios of private education loan portfolio performance. In our analysis, we made what we believe are reasonable assumptions based on historical data for the following key variables:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three or nine months ended September 30, 2012. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

The carrying value of the Subordinated Note and the Revolving Note as of September 30, 2012 was approximately $18,000 and is included in Other assets on our Condensed Consolidated Balance Sheet.

9.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share”. This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,359	26,839	24,054	27,791
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	84	259	146	244

Outstanding shares for diluted earnings per share calculation	23,443	27,098	24,200	28,035

A total of 1,826,579 shares at September 30, 2012 and 1,108,014 shares at September 30, 2011 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$516	$608	$1,548	$1,804
Expected return on assets	(1,128)	(1,273)	(3,385)	(3,567)
Recognized net actuarial loss	679	400	2,037	1,352
Amortization of prior service (credit)	(389)	(474)	(1,166)	(1,166)

Net periodic pension (benefit)	($322)	($739)	($966)	($1,577)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or nine months ended September 30, 2012 or 2011. We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2012.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2012, the total face amount of those surety bonds was approximately $28,000.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of September 30, 2012, our recorded liability for these claims and contingencies was approximately $44,300, the substantial majority of which pertained to our guarantee arrangements. Approximately $5,300 of the recorded liability was included in Other current liabilities and approximately $39,000 was included in Other liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2012.

We also considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. With respect to our guarantee arrangements under the PEAKS Guarantee and the 2009 RSA and the risk sharing agreement that we entered into in 2007 (the “2007 RSA” and, collectively with the PEAKS Guarantee and the 2009 RSA, the “RSAs”), we believe that it is reasonably possible that we may incur losses in an estimated range of $11,000 less than to $17,000 greater than the recorded liability for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

On July 27, 2011, a complaint in a breach of contract lawsuit was filed against us in the Circuit Court of Fairfax County, Virginia under the following caption: Sallie Mae, Inc. v. ITT Educational Services, Inc (the “SLM Litigation”). On April 13, 2012, an amended complaint was filed in the SLM Litigation. On October 24, 2012, a second amended complaint was filed in the SLM Litigation. The second amended complaint alleges, among other things, that we breached the terms of the Risk Sharing Loan Program Agreement between Sallie Mae, Inc. and us dated July 17, 2007 (the “2007 RSA”) by failing to pay Sallie Mae, Inc. all amounts owed by us under the 2007 RSA. The second amended complaint seeks:

•	$25,888;
•	pre- and post-judgment interest;
•	attorney’s fees; and
•	such other amounts that may come due under the 2007 RSA during the pendency of the lawsuit.

We have defended and intend to continue to defend ourselves vigorously against the allegations in the complaint. We have considered whether it is probable that a loss will result from the SLM Litigation and our related obligations under the 2007 RSA, and we have included an estimate of the potential loss in our recorded liability for claims and contingencies as of September 30, 2012 discussed above. The potential range of losses that may be reasonably possible for the SLM Litigation and our related obligations under the 2007 RSA has been included in the estimated range of reasonably possible losses for our guarantee arrangement contingencies disclosed above.

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

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust.

The maximum future payments that we could be required to make under the PEAKS Guarantee include:

•	up to $283,000 in principal of PEAKS Senior Debt, which was the approximate outstanding principal balance of the PEAKS Senior Debt as of September 30, 2012;
•	accrued interest on the PEAKS Senior Debt;
•	certain call premiums associated with the PEAKS Senior Debt;
•	the fees and expenses of the PEAKS Trust; and
•	amounts by which the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt falls below the required level.

We are not able to estimate the undiscounted maximum potential amount of future payments that we could be required to make under the PEAKS Guarantee, because those payments will be affected by:

•

the repayment performance of the private education loans made under the PEAKS Program, the proceeds from which will be used to repay the PEAKS Senior Debt and to pay the fees and expenses of the PEAKS Trust, and the performance of which also affects the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt;

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2012, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2012. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of September 30, 2012.

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

In the nine months ended September 30, 2012, we made guarantee payments that were not material under the RSAs. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantees under the RSAs and, if so, in what amount. Our recorded liability for the obligations related to the guarantee arrangements under the RSAs is included in Other liabilities on our Condensed Consolidated Balance Sheets.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC, in Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012 and June 30, 2012 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2012, we were offering master, bachelor and associate degree programs to approximately 65,000 students. As of September 30, 2012, we had 150 college locations (including 147 campuses and three learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

In the third quarter of 2012, we began operations at one new ITT Technical Institute campus. We do not expect to begin operations at any additional locations during the remainder of 2012. Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to:

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

New Accounting Guidance

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance are effective upon issuance and the amendments that are subject to transition guidance will be effective for our interim and annual reporting periods beginning January 1, 2013. We have not yet determined the effect that the adoption of this guidance will have on our condensed consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, which amends and corrects various sections in the Codification pursuant to SAB No. 114, SEC Release No. 33-9250 and ASU No. 2010-22. The amendments and corrections in this ASU are effective upon issuance. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, which is included in the Codification under ASC 350. This update allows an entity to first assess qualitative factors to determine whether it must perform a quantitative impairment test. An entity would be required to calculate the fair value of an indefinite-lived intangible asset, if the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for impairment tests performed for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	42.6%	39.2%	41.5%	37.2%
Student services and administrative expenses	35.0%	30.4%	33.2%	29.1%

Operating income	22.5%	30.5%	25.2%	33.6%
Interest (expense) income, net	(0.3%)	0.1%	(0.2%)	0.1%

Income before provision for income taxes	22.2%	30.6%	25.1%	33.7%

The following table sets forth our total student enrollment as of the dates indicated:

	2012		2011
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	71,123	(15.4%)	84,030	(0.6%)
June 30	66,397	(15.7%)	78,743	(7.0%)
September 30	65,662	(17.1%)	79,219	(10.0%)
December 31	Not applicable	Not applicable	73,255	(13.5%)

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;
•	after graduating in a prior academic term from a different program of study at that campus; or
•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2012		2011
New Student Enrollment in the Three Months Ended:	New Student Enrollment	(Decrease) To Prior Year	New Student Enrollment	(Decrease) To Prior Year
March 31	18,067	(17.0%)	21,761	(5.6%)
June 30	15,698	(9.5%)	17,351	(19.9%)
September 30	19,298	(15.8%)	22,909	(14.1%)
December 31	Not applicable	Not applicable	15,125	(14.7%)

Total for the year	Not applicable	Not applicable	77,146	(13.4%)

We believe that the decrease in new student enrollment in each of the three months ended September 30, 2012 and June 30, 2012 compared to the corresponding period in the prior year was primarily due to:

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2010	76.1%	74.5%	72.4%	76.1%
2011	73.5%	73.1%	71.5%	73.4%
2012	72.4%	71.3%	69.8%	Not applicable

We believe that the decrease in student persistence as of September 30, 2012 compared to September 30, 2011 was primarily due to:

•

the number of graduates in the three months ended September 30, 2012 compared to the same prior year period decreasing at a lesser rate than the decline in total student enrollment as of June 30, 2012 compared to the same date in the prior year; and

•

a slight decrease in student retention in the three months ended September 30, 2012 compared to the same prior year period, principally as a result of a decline in retention in some of the courses in new programs of study that we recently began offering.

The decrease in student persistence as of June 30 and March 31, 2012 compared to the corresponding prior year dates was primarily due to a higher number of students who graduated at the end of the academic period that began in March 2012 and December 2011 compared to the end of the same academic period in the prior year.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011. Revenue decreased $45.9 million, or 12.7%, to $314.7 million in the three months ended September 30, 2012 compared to $360.6 million in the three months ended September 30, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a 15.7% decrease in total student enrollment as of June 30, 2012 compared to June 30, 2011; and
•	a 17.1% decrease in total student enrollment as of September 30, 2012 compared to September 30, 2011.

The decrease in revenue was partially offset by:

•	a decrease in the amount of institutional scholarships and other awards that we granted to our students in the three months ended September 30, 2012 compared to the same prior year period; and
•	a lesser impact of the private education loan programs, which expired in 2011, on our revenue recognition in the three months ended September 30, 2012 compared to the same prior year period.

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

The primary factors that contributed to the decrease in total student enrollment as of September 30, 2012 compared to September 30, 2011 included, in order of significance:

•

the 15.8% decrease in new student enrollment in the three months ended September 30, 2012 and the 9.5% decrease in new student enrollment in the three months ended June 30, 2012 compared to the same prior year periods; and

•	an increase in the number of students who graduated in the three months ended September 30, 2012 compared to the same prior year period.

Cost of educational services decreased $7.3 million, or 5.2%, to $133.9 million in the three months ended September 30, 2012 compared to $141.3 million in the three months ended September 30, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a decrease in compensation costs;
•	a decrease in legal expenses; and
•	a decrease in course supplies expenses.

Cost of educational services as a percentage of revenue increased 340 basis points to 42.6% in the three months ended September 30, 2012 compared to 39.2% in the three months ended September 30, 2011. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation costs, legal expenses and course supplies expenses.

Student services and administrative expenses increased $0.5 million, or 0.5%, to $110.0 million in the three months ended September 30, 2012 compared to $109.5 million in the three months ended September 30, 2011. The principal cause of this increase was an increase in bad debt expense, which was partially offset by a decrease in media advertising expenses.

Student services and administrative expenses increased to 35.0% of revenue in the three months ended September 30, 2012 compared to 30.4% of revenue in the three months ended September 30, 2011. The principal causes of this increase were a decline in revenue and an increase in bad debt expense, which were partially offset by a decrease in media advertising expenses. Bad debt expense as a percentage of revenue increased to 7.3% in the three months ended September 30, 2012 compared to 3.8% in the three months ended September 30, 2011, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in the amount of internal student financing was primarily due to:

•

a decline in the amount of private education loans available to our students in the three months ended September 30, 2012 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students in 2011 (see “—Financial Condition, Liquidity and Capital Resources – Private Student Financing Update”); and

•	a decrease in the amount of scholarships and other awards provided to our students in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Operating income decreased $39.1 million, or 35.6%, to $70.8 million in the three months ended September 30, 2012 compared to $109.9 million in the three months ended September 30, 2011, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 22.5% in the three months ended September 30, 2012 compared to 30.5% in the three months ended September 30, 2011, primarily as a result of the impact of the factors discussed above.

Interest income decreased $0.6 million, or 82.5%, to $0.1 million in the three months ended September 30, 2012 compared to $0.7 million in the three months ended September 30, 2011, primarily due to lower investment returns and balances. Interest expense increased $0.6 million, or 170.1%, to $1.0 million in the three months ended September 30, 2012 compared to $0.4 million in the three months ended September 30, 2011, primarily due to an increase in the effective interest rate on our revolving credit facility.

Our combined federal and state effective income tax rate was 38.7% in the three months ended September 30, 2012 compared to 38.9% in the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011. Revenue decreased $145.3 million, or 12.8%, to $986.4 million in the nine months ended September 30, 2012 compared to $1,131.7 million in the nine months ended September 30, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a 15.4% decrease in total student enrollment as of March 31, 2012 compared to March 31, 2011;
•	a 15.7% decrease in total student enrollment as of June 30, 2012 compared to June 30, 2011;
•	a 13.5% decrease in total student enrollment as of December 31, 2011 compared to December 31, 2010; and
•	a 17.1% decrease in total student enrollment as of September 30, 2012 compared to September 30, 2011.

The decrease in revenue was partially offset by a lesser impact of the private education loan programs, which expired in 2011, on our revenue recognition in the nine months ended September 30, 2012 compared to the same prior year period.

Cost of educational services decreased $11.6 million, or 2.8%, to $409.8 million in the nine months ended September 30, 2012 compared to $421.5 million in the nine months ended September 30, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a decrease in compensation costs; and
•	a decrease in legal expenses.

Cost of educational services as a percentage of revenue increased 430 basis points to 41.5% in the nine months ended September 30, 2012 compared to 37.2% in the nine months ended September 30, 2011. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation costs and legal expenses.

Student services and administrative expenses decreased $1.9 million, or 0.6%, to $327.8 million in the nine months ended September 30, 2012 compared to $329.7 million in the nine months ended September 30, 2011. The principal causes of this decrease were decreases in media advertising expenses and expenses related to student scholarships, which were partially offset by an increase in bad debt expense.

Student services and administrative expenses increased to 33.2% of revenue in the nine months ended September 30, 2012 compared to 29.1% of revenue in the nine months ended September 30, 2011. The principal causes of this increase were a decline in revenue and an increase in bad debt expense, which were partially offset by decreases in media advertising expenses and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 5.8% in the nine months ended September 30, 2012 compared to 3.9% in the nine months ended September 30, 2011, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in the amount of internal student financing was primarily due to a decline in the amount of private education loans available to our students in the nine months ended September 30, 2012 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students in 2011. See “—Financial Condition, Liquidity and Capital Resources – Private Student Financing Update.” We believe that our bad debt expense as a percentage of revenue will be in the range of 5.0% to 6.0% in 2012.

Operating income decreased $131.7 million, or 34.6%, to $248.8 million in the nine months ended September 30, 2012 compared to $380.5 million in the nine months ended September 30, 2011, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 25.2% in the nine months ended September 30, 2012 compared to 33.6% in the nine months ended September 30, 2011, primarily as a result of the impact of the factors discussed above.

Interest income decreased $1.0 million, or 44.1%, to $1.3 million in the nine months ended September 30, 2012 compared to $2.3 million in the nine months ended September 30, 2011, primarily due to lower investment returns and balances. Interest expense increased $1.4 million, or 95.7%, to $2.8 million in the nine months ended September 30, 2012 compared to $1.4 million in the nine months ended September 30, 2011, primarily due to an increase in the effective interest rate on our revolving credit facility.

Our combined federal and state effective income tax rate was 39.4% in the nine months ended September 30, 2012 compared to 39.2% in the nine months ended September 30, 2011.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $174.5 million as of September 30, 2012 compared to $229.0 million as of December 31, 2011 and $172.6 million as of September 30, 2011. We had no short-term investments as of September 30, 2012 compared to $148.5 million as of December 31, 2011 and $146.8 million as of September 30, 2011. In total, our cash and cash equivalents and short-term investments were $174.5 million as of September 30, 2012 compared to $377.5 million as of December 31, 2011 and $319.4 million as of September 30, 2011. Cash and cash equivalents and short-term investments as of September 30, 2012 decreased:

•	$203.0 million compared to December 31, 2011, primarily due to repurchases of our common stock; and
•	$144.9 million compared to September 30, 2011, primarily due to repurchases of our common stock, which was partially offset by cash generated from operations.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $6.5 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of September 30, 2012.

We do not expect to make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2012. In 2011, we did not make any contributions to either the ESI Pension Plan or ESI Excess Pension Plan.

Operations. Cash flows from operating activities decreased $29.4 million to $19.7 million in the three months ended September 30, 2012 compared to $49.1 million in the three months ended September 30, 2011, primarily due to lower student enrollments and a decrease in the amount of funds received from private education loans made to our students by third-party lenders.

Cash flows from operating activities decreased $273.1 million to $18.8 million in the nine months ended September 30, 2012 compared to $291.8 million in the nine months ended September 30, 2011, primarily due to lower student enrollments and a decrease in the amount of funds received from private education loans made to our students by third-party lenders.

Accounts receivable less allowance for doubtful accounts was $89.4 million as of September 30, 2012 compared to $56.1 million as of September 30, 2011. Days sales outstanding increased 11.8 days to 26.1 days at September 30, 2012 compared to 14.3 days at September 30, 2011. Our accounts receivable balance and days sales outstanding increased as of September 30, 2012, primarily due to an increase in internal student financing resulting from:

•	a decrease in the amount of funds received from private education loans made to our students by third-party lenders (see “—Private Student Financing Update”); and
•	a decrease in the amount of scholarships and other awards provided to our students.

The amount of scholarships and other awards provided to our students decreased 26.1% to $16.6 million in the three months ended September 30, 2012 compared to $22.5 million in the three months ended September 30, 2011.

Investing. In the three months ended September 30, 2012, we spent $0.1 million to renovate, expand and construct buildings compared to $1.5 million for similar expenditures in the three months ended September 30, 2011. In the nine months ended September 30, 2012, we spent $0.5 million to renovate, expand or construct buildings compared to $3.1 million for similar expenditures in the nine months ended September 30, 2011.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$3.2 million in the three months ended September 30, 2012 compared to $7.8 million in the three months ended September 30, 2011; and
•	$14.8 million in the nine months ended September 30, 2012 compared to $20.0 million in the nine months ended September 30, 2011.

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

The New Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The New Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of September 30, 2012.

As of September 30, 2012, the borrowings under the New Credit Agreement totaled $140.0 million and bore interest at a weighted average rate of 2.25% per annum. The effective interest rate on our borrowings was approximately 2.70% per annum in the three months ended September 30, 2012 and approximately 1.00% per annum in the three months ended September 30, 2011. In the nine months ended September 30, 2012, the effective interest rate on our borrowings was approximately 2.30% per annum compared to approximately 1.20% per annum in the nine months ended September 30, 2011. The commitment fee under the New Credit Agreement was 0.30% as of September 30, 2012.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of shares repurchased	0	370,000	3,025,700	3,470,000
Total cost of shares repurchased (in millions)	$0	$29.6	$207.9	$248.1
Average cost per share	$0.00	$79.94	$68.72	$71.50

Approximately 7.8 million shares remained available for repurchase under the Repurchase Program as of September 30, 2012. Pursuant to the Board’s stock repurchase authorization, we may repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Private Student Financing Update. In 2011 and 2010, we received funds on behalf of our students from unaffiliated private education loan programs, which represented, in aggregate, approximately 7% of our cash receipts in 2011 and 12% of our cash receipts in 2010. As previously discussed, the two private education loan programs that provided the vast majority of private education loans to our students in 2011 and 2010 expired in 2011. As a result, in the first nine months of 2012, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. Payment of the student’s account balance is generally due by the end of the student’s academic year (which is generally nine months) or at the end of enrollment, whichever occurs first. As of September 30, 2012, our accounts receivable less allowance for doubtful account increased $41.3 million, or 85.9%, to $89.4 million compared to $48.1 million as of December 31, 2011, primarily due to the increase in the amount of internal financing that we provided to our students in the first nine months of 2012.

The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs for our students in 2011 has negatively impacted our liquidity and exposed us to greater credit risk. Internal student financing typically provides for payment to us by our students by the end of the student’s academic year or at the end of enrollment, whichever occurs first, compared to payments from private education loan programs, which we typically received at the beginning of a student’s academic year. This change in the timing of payments had a material adverse effect on our cash flows from operations in the first nine months of 2012. In addition, we have the risk of collection with respect to our internal student financing, which caused us to increase our allowance for doubtful accounts as of September 30, 2012 compared to September 30, 2011 and resulted in an increase in our bad debt expense as a percentage of revenue in the nine months ended September 30, 2012 to 5.8% compared to 3.9% in the nine months ended September 30, 2011. The increase in internal student financing was the primary cause of the 11.8-day increase in our days sales outstanding to 26.1 days as of September 30, 2012 compared to 14.3 days as of September 30, 2011. Further, our deferred revenue decreased $107.0 million, or 47.3%, to $119.1 million as of September 30, 2012 compared to $226.0 million as of September 30, 2011, primarily due to the decrease in the amount of funds received from private education loans made to our students by third-party lenders.

A continued lack of availability of private education loans for our students could continue to materially adversely impact our financial condition and cash flows. We are evaluating programs with unaffiliated lenders for them to provide private education loans to our students and their parents who qualify. We cannot assure you, however, that we will be able to timely identify alternative lenders on terms as favorable to us as the previous programs were, or at all. Adverse market conditions for consumer loans and student loans, including lenders’ difficulties in reselling or syndicating student loan portfolios, have resulted and could continue to result in providers of private education loans reducing the availability of, or increasing the costs associated with, providing those loans to students. The loan underwriting standards can vary significantly among lenders, which could adversely affect the ability of some of our students to obtain private education loans. In particular, private education loans to students with low credit scores are difficult to obtain. During such time as our students and their parents are unable to obtain private education loans, we may continue to provide internal student financing to our students and/or assist our students in identifying other sources of financial aid, which could result in a continuation of the adverse factors that are described in the preceding two paragraphs, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$163,120	$47,997	$77,101	$29,449	$8,573
Long-term debt, including scheduled interest payments	$149,417	$3,754	$145,663	$0	$0

Total	$312,537	$51,751	$222,764	$29,449	$8,573

The long-term debt represents the Revolver under the New Credit Agreement and assumes that the $140.0 million outstanding balance under the Revolver as of September 30, 2012 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 12 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2012, the total face amount of those surety bonds was approximately $28.0 million.

On January 20, 2010, we entered into agreements with unrelated parties to establish the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt, which requirement we guarantee. As of September 30, 2012, the value of the assets of the PEAKS Trust did not satisfy this requirement and, as a result, we subsequently made a guarantee payment to the PEAKS Trust of an immaterial amount to reduce the outstanding balance of the PEAKS Senior Debt to an amount sufficient to satisfy the required ratio. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020. As of September 30, 2012, the outstanding principal balance of the PEAKS Senior Debt was approximately $283.0 million.

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

Under the PEAKS Guarantee, we guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. The PEAKS Guarantee contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under our guarantee and payment of the Subordinated Note, in each case only to the extent of available funds remaining in the PEAKS Trust.

We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loans programs, including the 2009 Loan Program. Under the PEAKS Program, our students had access to a greater amount of private education loans, which resulted in a reduction in the amount of internal financing that we provided to our students in 2010 and 2011. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2012, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of September 30, 2012.

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

In the nine months ended September 30, 2012, we made guarantee payments that were not material under the RSAs. See Notes 8 and 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the PEAKS Program, the 2009 RSA and the 2007 RSA.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of September 30, 2012, our recorded liability for these claims and contingencies was approximately $44.3 million, the substantial majority of which pertained to our guarantee arrangements under the RSAs. Approximately $5.3 million of the recorded liability was included in Other current liabilities and approximately $39.0 million was included in Other liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2012.

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

Further, the repayment performance to date on the private education loans has been less than our original projections and the charge-off rate has been higher than originally anticipated. It is not yet clear to us whether this repayment performance is solely a result of the servicing disruptions referenced above, or whether it is indicative of a broader change in borrower repayment behavior. If the future charge-off rate of the private education loans under the RSAs continues at the current rate, or is higher than the current rate, due to a broader change in borrower repayment behavior, additional servicing disruptions and/or any other reason, we would be required to pay material amounts under our guarantee obligations, including amounts to reduce the outstanding balance of the PEAKS Senior Debt to an amount sufficient to satisfy the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt, which would have a material adverse effect on our financial condition, results of operations and cash flows. We are analyzing various initiatives that we may decide to take in an effort to reduce the charge-off rate of the private education loans under the RSAs. We cannot assure you of the extent to which these initiatives can be implemented or of their effectiveness in reducing the charge-off rate of the private education loans.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three and nine months ended September 30, 2012.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2012, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of September 30, 2012.

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

On July 27, 2011, a complaint in a breach of contract lawsuit was filed against us in the Circuit Court of Fairfax County, Virginia under the following caption: Sallie Mae, Inc. v. ITT Educational Services, Inc. (the “SLM Litigation”). On April 13, 2012, an amended complaint was filed in the SLM Litigation. On October 24, 2012, a second amended complaint was filed in the SLM Litigation. The second amended complaint alleges, among other things, that we breached the terms of the Risk Sharing Loan Program Agreement between Sallie Mae, Inc. and us dated July 17, 2007 (the “2007 RSA”) by failing to pay Sallie Mae, Inc. all amounts owed by us under the 2007 RSA. The second amended complaint seeks:

•	$25,887,982.21;
•	pre- and post-judgment interest;
•	attorney’s fees; and
•	such other amounts that may come due under the 2007 RSA during the pendency of the lawsuit.

We have defended and intend to continue to defend ourselves vigorously against the allegations in the complaint.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012 and June 30, 2012 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below and in Part II, Item 1A. of each of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2012 and June 30, 2012, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

If the future charge-off rate of private education loans under programs where we have a guarantee obligation continues at, or is higher than, the current rate, our guarantee obligations related to those loans would have a material adverse effect on us. We have entered into the RSAs with unaffiliated entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Under two of the RSAs, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under that RSA or related program, based on dollar volume. Under the third RSA, we guarantee the payment of principal, interest and certain call premiums on $300 million of principal of senior debt obligations of, and administrative fees and expenses of, an unaffiliated trust that holds the private education loans made under the PEAKS Program. Our obligations under each of the RSAs will remain in effect until all private education loans made under that RSA, related program or the senior debt obligations, as applicable, are paid in full or charged off. The maximum potential future payments that we could be required to make pursuant to our guarantee obligations under the RSAs are affected by various factors. See Notes 8 and 11 of the Notes to Condensed Consolidated Financial Statements.

We are not able to estimate the maximum potential future payments that we could be required to make under the RSAs. The principal factor that affects the amount of future guarantee payments is the repayment performance of the private education loans under the RSAs. To date, the charge-off rate of the private education loans has been higher, and the timing of charge-offs has been earlier, than we originally projected. It is not yet clear to us whether this repayment performance is solely a result of servicing disruptions, or whether it is indicative of a broader change in borrower repayment behavior. If the charge-off rate of the private education loans under the RSAs continues at the current rate, or is higher than the current rate, due to a broader change in borrower repayment behavior, additional servicing disruptions and/or any other reason, we would be required to pay material amounts under our guarantee obligations, including amounts to reduce the outstanding balance of the PEAKS Senior Debt to an amount sufficient to satisfy the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt, which would have a material adverse effect on our financial condition, results of operations and cash flows.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. As of September 30, 2012, our recorded liability for these claims and contingencies was approximately $44.3 million. The substantial majority of this amount pertains to our guarantee arrangements.

In addition, due to the expiration of the previous private education loan programs that were available to our students, we are evaluating programs with unaffiliated lenders for them to provide private education loans to our students going forward. Those lenders could provide a discounted disbursement amount to us on the student loans and/or require us to guarantee all or part of this assistance on terms that are less favorable to us than the disbursement arrangements and guarantee obligations under the previous private education loan programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 through July 31, 2012	0	$-	0	7,771,025
August 1, 2012 through August 31, 2012	0	-	0	7,771,025
September 1, 2012 through September 30, 2012	0	-	0	7,771,025

Total	0	$-	0

(1)	The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of September 30, 2012. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011
5,000,000	April 2012

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

Date: October 29, 2012

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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting language):
(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements