Form 10-K
period 2012-12-31
ITT EDUCATIONAL SERVICES INC
filed 2013-02-22
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$1,408,596,156

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 29, 2012 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

23,348,995

Number of shares of Common Stock, $.01 par value, outstanding at January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2013	PART III

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2012

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

Overview

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2012, we were offering master, bachelor and associate degree programs to approximately 61,000 students. As of December 31, 2012, we had 149 locations (including 147 campuses and two learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” (“DWC”) name.

In 2012, we began operations at six new ITT Technical Institute campuses and discontinued operations at one learning site. We also continued our efforts to diversify our program offerings by developing programs at different levels in technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online.

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

As part of this strategy, we intend to further diversify our educational offerings by developing new programs of study in both technology and non-technology fields, but primarily in technology—and healthcare-related disciplines. We believe that those programs of study will be at different education levels and delivered in a variety of formats, including entirely in residence, entirely online or partially in residence and partially online. In 2012, we began offering two new programs of study and increased the number of our campuses that offer bachelor degree programs from 128 to 133.

We also believe that we should increase the number of programs of study that we offer to our students across our campuses. In 2012, we added a total of 272 programs among 62 campuses.

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

	2012	2011	2010
New campuses	6	11	9

Provide Education-Related Services. We plan to develop and provide education-related services to students and other constituencies. These services may involve a variety of activities, primarily at the postsecondary level.

Programs of Study

As of December 31, 2012, the ITT Technical Institutes were offering 52 degree programs in various fields of study across the following schools of study:

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

We design our programs to help graduates prepare for careers in various fields involving their education by offering students a broad-based foundation in a variety of skills used in those fields. The following table sets forth examples of various fields involving the subject matter of programs within a particular school of study in which graduates have obtained entry-level positions:

School of Study	Fields
Business	accounting business administration financial services manufacturing marketing and advertising sales

Drafting and Design	architectural and construction drafting civil drafting computer-aided drafting electrical and electronics drafting interior design landscape architecture mechanical drafting multimedia communications

Electronics Technology	communications computer technology electronics product design and fabrication industrial electronics instrumentation telecommunications

Criminal Justice	corrections cyber security investigations security and policing

IT	communications network administration network technology software development systems technology technical support

Breckinridge School of Nursing and Health Sciences	health information technology nursing

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

Gross tuition for a student entering an undergraduate residence program at an ITT Technical Institute in December 2012 for 36 quarter credit hours (the minimum course load for a full-time student for an academic year consisting of three academic quarters) was $17,748 for all ITT Technical Institute undergraduate residence programs, except as adjusted in one state to reflect applicable taxes and fees. Gross tuition for a student entering an undergraduate residence program at DWC in September 2012 for 24 semester credit hours (the minimum course load for a full-time student for an academic year consisting of two academic semesters) was $15,090 for all DWC undergraduate residence programs. The gross tuition amounts discussed above do not reflect institutional scholarships and grants which reduce the amount of gross tuition that students pay to attend our institutions. We have not increased gross tuition rates for our ITT Technical Institute programs of study since 2010, and we do not intend to increase gross tuition rates for our ITT Technical Institute programs of study in 2013. The majority of students attending residence programs at our campuses lived in that campus’ metropolitan area prior to enrollment. The only student housing that we provide is at the Nashua, New Hampshire campus of DWC.

Student Recruitment

We strive to attract students with the motivation and ability to complete the career-oriented educational programs offered by our campuses. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our campuses and the programs they offer. These activities include television, Internet and other media advertising, social media, direct mailings and high school presentations. As of December 31, 2012, we employed approximately 1,300 full—and part-time recruiting representatives to assist in recruiting efforts.

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

Student Admission and Retention

We require all applicants for admission to any of our campus’ programs of study to have a high school diploma or a recognized equivalent. Depending on the program of study and the campus, applicants may also be required to:

•	pass an admission examination;

•	possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution;

•	complete the Scholastic Assessment Test or American College Testing examination; and

•	tour the campus.

The following table sets forth our student demographics as of the dates indicated:

	Approximate Percent of Student Census
Student Demographics	December 31, 2012	December 31, 2011
Age
19 or less	4%	4%
20 through 24	27%	30%
25 through 30	29%	29%
31 or over	40%	37%
Gender
Male	72%	72%
Female	28%	28%
Race
Caucasian	45%	48%
Other (1)	55%	52%
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

Graduate Employment

We believe that the success of our graduates who begin their careers in fields involving their programs of study is critical to the ability of our campuses to continue to recruit students. We try to obtain data on the number of students employed following graduation. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that:

•

approximately 70% of the Employable Graduates (as defined below) in 2011 had obtained employment by April 30, 2012 in positions that required the direct or indirect use of skills taught in their programs of study; and

•

the percentage of Employable Graduates in 2012 who had obtained employment by February 15, 2013 in positions that required the direct or indirect use of skills taught in their programs of study was approximately 263 basis points lower than the percentage of Employable Graduates in 2011 who had obtained employment by February 15, 2012 in positions that required the direct or indirect use of skills taught in their programs of study.

“Employable Graduates” are defined in accordance with the graduate employment metrics that we are required to report by one of the accrediting commissions that accredits our institutions and include all of the graduates from the ITT Technical Institutes’ programs of study in the applicable year, except for those graduates who:

•	were pregnant, died or suffered other health-related conditions that prevented them from working;

•	continued their education;

•	were engaged in active U.S. military service;

•	moved out of the United States with a spouse or parent who was engaged in active U.S. military service;

•	were incarcerated in a correctional institution (other than a half-way house) for more than 30 consecutive days; or

•	possessed visas that did not permit them to work in the United States following graduation.

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

Based on information from graduates and employers who responded to our inquiries, the reported annualized salaries initially following graduation averaged approximately:

•	$32,061 for the Employable Graduates in 2011 who, as of April 30, 2012, had obtained employment in positions that required the direct or indirect use of skills taught in their programs of study; and

•

2.3% higher for the Employable Graduates in 2012 who, as of February 15, 2013, had obtained employment in positions that required the direct or indirect use of skills taught in their programs of study than the average annualized salaries reported by the Employable Graduates in 2011 who, as of February 15, 2012, had obtained employment in positions that required the direct or indirect use of skills taught in their programs of study.

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

Administration and Employees

Each of our campuses is managed by a person who has overall responsibility for the operation of the campus. The administrative staff of each campus also includes managers in the major functional areas of that campus, including recruitment, finance, registration, academics and career services. As of December 31, 2012, we had approximately 4,900 full-time and 4,900 part-time employees. None of our employees are represented by labor unions.

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

Federal and Other Financial Aid Programs

In 2012, approximately 80% of our revenue determined on a cash accounting basis under the “90/10 Rule” calculation was from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). See “Risk Factors—Risks Related to Our Highly Regulated Industry – One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high” for a description of the 90/10 Rule. Our institutions’ students also rely on internal student financing offered by us, family contributions, personal savings, employment, state financial aid programs, veterans’ and military benefits, scholarships, unaffiliated private education loan programs and other resources to pay their educational expenses. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the William D. Ford Federal Direct Loan (the “FDL”) program, which represented, in aggregate, approximately 58% of our cash receipts in 2012; and

•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 22% of our cash receipts in 2012.

Other sources of financial aid used by our students to help pay the cost of their education include:

•	state financial aid programs, veterans’ and military benefits and other resources, which represented, in aggregate, approximately 16% of our cash receipts in 2012;

•	employment, personal savings and family contributions, which represented, in aggregate, approximately 4% of our cash receipts in 2012; and

•	unaffiliated private education loan programs, which represented an insignificant amount of our cash receipts in 2012.

Scholarships and awards, which our students use to help reduce their educational expenses, amounted to, in aggregate, approximately $66.5 million in 2012. We also provided internal student financing to our students in 2012, which consists of non-interest bearing, unsecured credit extended to our students.

Highly Regulated Industry

We are subject to extensive regulation by the U.S. Department of Education (“ED”), the state education and professional licensing authorities (collectively, the “SAs”) and the accrediting commissions that accredit our institutions (the “ACs”). The statutes, regulations and standards applied by the ED, SAs and ACs are periodically revised and the interpretations of existing requirements are periodically modified. We cannot predict with certainty how any of the statutes, regulations and standards applied by the ED, SAs and ACs will be interpreted and implemented.

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

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we had three institutions as of December 31, 2012, comprised of two ITT Technical Institute main campuses and one DWC main campus. All of the remaining ITT Technical Institute campuses and the two learning sites are additional locations of the ITT Technical Institute main campuses under the ED’s regulations. As of December 31, 2012, one ITT Technical Institute institution had 142 additional locations and two learning sites and the second ITT Technical Institute institution had two additional locations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2012, all 147 of our campuses and both learning sites participated in Title IV Programs.

As of December 31, 2012, we operated one or more campuses in 39 states and our campuses recruited students in the remaining 11 states. Each of our campuses must be authorized by the applicable SAs to operate. The state laws and regulations that we must comply with in order to obtain authorization from the SAs are numerous and complex. As of December 31, 2012, each of our campuses had received authorization from one or more SAs. Campuses that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing campuses to the bachelor and/or master degree level requires the approval of the applicable SAs and the ACs. State education laws and regulations affect our operations and may limit our ability to introduce degree programs or obtain authorization to operate in some states. If any one of our campuses lost its state authorization to operate in the state in which it is physically located, the campus would be unable to offer postsecondary education and we would be forced to close the campus. Closing multiple campuses for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

State authorization and accreditation by an accrediting commission recognized by the ED are required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. Both of our ITT Technical Institute institutions are accredited by the Accrediting Council for Independent Colleges and Schools (the “ACICS”). DWC is accredited by the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges (the “NEASC”). Both the ACICS and the NEASC are accrediting commissions recognized by the ED. The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution’s success with respect to student achievement.

Under the ACICS standards, if the student retention or graduate placement rates:

•	of a campus fall below the ACICS benchmark standards, the campus must develop and implement a campus improvement plan and periodically report its results to the ACICS;

•

of a campus fall below the ACICS compliance standards, the campus must come into compliance within a specified time period, or the ACICS may withdraw the campus’ inclusion in the institution’s grant of accreditation;

•	of a program offering at a campus fall below the ACICS benchmark standards, the campus must develop and implement a program improvement plan for that program offering; or

•

of a program offering at a campus fall below the ACICS compliance standards, the program offering must come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

A campus that falls below the ACICS:

•	benchmark standards is not required to obtain permission from the ACICS prior to applying to add a new program offering; or

•	compliance standards is required to obtain permission from the ACICS prior to applying to add a new program offering.

The ACICS has classified one of our ITT Technical Institute institutions, which consists of a main campus and 142 additional locations and two learning sites, as a centrally controlled institution under the ACICS criteria (the “Centrally Controlled Institution”). During 2012, the ACICS evaluated the Centrally Controlled Institution for a renewal grant of accreditation. In December 2012, the ACICS extended the Centrally Controlled Institution’s current grant of accreditation through April 30, 2013. The ACICS intends to determine whether to renew the Centrally Controlled Institution’s grant of accreditation at the ACICS meeting in April 2013. In 2012, the ACICS also approved two ITT Technical Institute locations for inclusion in the Centrally Controlled Institution’s grant of accreditation. Neither of our two ITT Technical Institute institutions are on probation with the ACICS, but:

•	25 ITT Technical Institute locations are subject to a campus improvement plan and reporting requirements with respect to the locations’ Student Retention Rates (as defined below) by the ACICS;

•	18 ITT Technical Institute locations are subject to a campus improvement plan and reporting requirements with respect to the locations’ Graduate Placement Rates (as defined below) by the ACICS;

•

one ITT Technical Institute location needs to raise its Student Retention Rate to at least 52% by November 1, 2014, or the ACICS may withdraw that location’s inclusion in the institution’s grant of accreditation;

•

three ITT Technical Institute locations need to raise their Graduate Placement Rates to at least 47% by November 1, 2014, or the ACICS may withdraw those locations’ inclusion in the institution’s grant of accreditation;

•	a total of 165 program offerings at 84 ITT Technical Institute locations are subject to a program improvement plan with respect to the Student Retention Rates of those program offerings by the ACICS;

•	a total of 140 program offerings at 82 ITT Technical Institute locations are subject to a program improvement plan with respect to the Graduate Placement Rates of those program offerings by the ACICS;

•

a total of 81 program offerings at 50 ITT Technical Institute locations need to raise their Student Retention Rates to at least 52% by November 1, 2014, or the ACICS may withdraw its authorization of those program offerings; and

•

a total of 221 program offerings at 96 ITT Technical Institute locations need to raise their Graduate Placement Rates to at least 47% by November 1, 2014, or the ACICS may withdraw its authorization of those program offerings.

“Student Retention Rate” is defined by the ACICS as Adjusted Total Enrollment (as defined below), less All Other Withdrawals (as defined below), divided by Adjusted Total Enrollment. “Adjusted Total Enrollment” is defined by the ACICS as total student enrollment in the program of study during the reporting period, less the number of any of those students who withdrew to enroll in another institution under common ownership. “All Other Withdrawals” is defined by the ACICS as the number of students enrolled in the program of study during the reporting period who withdrew from the program of study for a reason other than the student’s:

•	call to active duty in the U.S. military;

•	enrollment in another institution under common ownership;

•	incarceration; or

•	death.

“Graduate Placement Rate” is defined by the ACICS as the number of Employable Graduates who were employed in a position that required the direct or indirect use of the skills taught in the program of study during the reporting period, divided by the total number of Employable Graduates.

We believe that we are no longer enrolling new students in the vast majority of the program offerings that:

•	have fallen below the ACICS’ Student Retention Rate and/or Graduate Placement Rate standards; and

•	when combined at an ITT Technical Institute location, have caused that location to fall below the ACICS’ Student Retention Rate and/or Graduate Placement Rate standards.

If many of our campuses and/or program offerings fall below the ACICS compliance standards with respect to Student Retention Rates or Graduate Placement Rates and we are unable to timely bring those campuses and/or program offerings into compliance, we may have to close those campuses and reduce the offerings of those programs, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

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

Each of the campuses that we added from 2010 through 2012 constitutes an additional location under the ED’s regulations. The HEA requires a proprietary institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location and receives all of the necessary SA and AC approvals for that location, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless the institution will offer at least 50% of an entire educational program at that location and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

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

The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. Since June 30, 2012, a proprietary institution that is eligible to participate in Title IV Programs can generally add a new educational program without the ED’s approval, if that new program: (a) leads to an associate level or higher degree and the institution already offers programs at that level; or (b) prepares students for gainful employment in the same or a related occupation as an educational program that had been previously designated as an eligible program at the institution and meets minimum length requirements. Otherwise, the proprietary institution has to obtain the ED’s approval before it can disburse Title IV Program funds to students enrolled in the new program.

Prior to June 30, 2012, a proprietary institution had to notify the ED at least 90 days in advance of starting classes in any new program of study. The notice had to include, among other things, information with regard to:

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

•	the inclusion of the program in the institution’s accreditation;

•	the date that the institution planned to start classes in the program; and

•	how the program would be offered in connection with, or in response to, any applicable initiative by a governmental entity.

The ED would review the notice submitted by the proprietary institution and advise the institution whether the new program of study must be approved by the ED. Based on our understanding and experience with respect to how the ED applied its regulations in this area, proprietary institutions typically were being required to obtain approval from the ED for every new program of study.

The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current ED certifications of our institutions expire on: March 31, 2015 for each of our two ITT Technical Institute institutions; and June 30, 2013 for our one DWC institution.

The ED may place an institution on provisional certification for a period of three years or less, if it finds that the institution does not fully satisfy all the eligibility and certification standards. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the ED may renew the institution’s provisional certification. The ED may revoke an institution’s provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements. If the ED revokes an institution’s provisional certification, the institution may not apply for reinstatement of its eligibility to participate in Title IV Programs for at least 18 months. If the ED does not recertify the institution following the expiration of its provisional certification, the institution loses eligibility to participate in Title IV Programs until the institution reapplies to participate and the ED certifies the institution to participate. The ED may also more closely review an institution that is provisionally certified, if it applies for approval to operate a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds. Neither of our ITT Technical Institute institutions is provisionally certified to participate in Title IV Programs. DWC, however, is provisionally certified to participate in Title IV Programs, due to a program review of DWC conducted by the ED that had not been finalized prior to the expiration of DWC’s certification on June 30, 2012. DWC’s provisional certification expires on June 30, 2013.

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2012, excluding certain of its exhibits;

•	our Corporate Governance Guidelines;

•	the charter for each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and

•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 1A. Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2013 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

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

In addition, the U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. For example, the Consolidated Appropriations Act of 2012 (“Appropriations Act”), which was signed into law on December 23, 2011, placed new restrictions on students’ eligibility for grants under the Pell program effective July 1, 2012. As a result, the amount of federal student financial aid available to some current and prospective students is less, but we do not believe that those changes will negatively affect the decisions of prospective or current students to begin or continue attending our institutions, because:

•	the reduction in the Pell grant amount received by a particular student is not material relative to the cost of the student’s program of study; and

•	we believe that there are other financial aid sources available to students that they could use to help pay their program costs, including other grants, scholarships and internal student financing.

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

One or more of our institutions may lose its eligibility to participate in Title IV Programs, if its federal student loan cohort default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the FFEL and/or FDL program receives a FFEL/FDL cohort default rate for each federal fiscal year (“FFY”) based on defaulted FFEL and FDL program loans. A FFY is October 1 through September 30. The ED calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of:

•	the next FFY (“Two-Year CDR”); and

•	the second succeeding FFY (“Three-Year CDR”)

The ED began calculating a Three-Year CDR for each institution for FFY 2009.

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

None of our institutions had a Two-Year CDR of 25% or greater for any of the FFYs 2008, 2009 or 2010, which are the three most recent FFYs for which official Two-Year CDRs have been issued by the ED. The following table sets forth the average of our institutions’ Two-Year CDRs for the FFYs indicated:

FFY	Two-Year CDR Average
2010 (a)	16.4%
2009	18.0%
2008	12.2%

(a)	The most recent FFY for which the ED has published official Two-Year CDRs.

We believe that the increase in the Two-Year CDR average for FFYs 2010 and 2009 compared to the Two-Year CDR average for FFY 2008 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”). The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Two-Year CDR average with respect to those loans. Our institutions’ Two-Year CDR average for FFYs 2010 and 2009 with respect to the FFEL program loans that were not sold by the FFEL program lenders to the ED (the “Retained Loans”) was approximately the same as our institutions’ Two-Year CDR average for FFY 2008. We believe that this is primarily due to the absence of any disruption in the servicing of the Retained Loans.

We have appealed the ITT Technical Institute institutions’ official Two-Year CDRs for FFY 2010 on the basis that the Purchased Loans were improperly serviced. Based on the loan servicing information on the Purchased Loans included in the Two-Year CDRs for FFY 2010 that we obtained from the servicers of those loans, we believe that the Purchased Loans included in the Two-Year CDRs for FFY 2011 and, possibly, FFY 2012 may also have been improperly serviced. As a result, we intend to appeal the ITT Technical Institute institutions’ official Two-Year CDRs for FFY 2011 and, possibly, FFY 2012 on the basis that the Purchased Loans were improperly serviced.

Beginning with the official Three-Year CDRs for FFY 2009, the cohort default rate for three consecutive FFYs that triggers loss of eligibility to participate in FDL and Pell programs increases from 25% to 30%. We believe that our institutions’ Three-Year CDRs will likely be higher than our institutions’ Two-Year CDRs, because of longer repayment and default histories, among other factors. The ITT Technical Institute institutions’ average Three-Year CDR for FFY 2009 was 34.2%, but we believe that the ITT Technical Institute institutions’ Three-Year CDRs will be less than 30% for FFYs 2010 and 2011.

Since the same Purchased Loans are included in both the Two—and Three-Year CDRs for FFY 2009, we have appealed the ITT Technical Institute institutions’ official Three-Year CDRs for FFY 2009 on the basis that those Purchased Loans were improperly serviced. Similarly and for the same reason that we intend to appeal the Two-Year CDRs for FFYs 2011 and, possibly, 2012, as discussed above, we intend to appeal the ITT Technical Institute institutions’ Three-Year CDRs for FFYs 2010, 2011 and, possibly, 2012.

The ED may place an institution on provisional certification status, if the institution’s official:

•	Two-Year CDR is 25% or greater in any of the three most recent FFYs; or

•	beginning in 2014, Three-Year CDR is 30% or greater for at least two of the three most recent FFYs.

The ED may more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s participation in Title IV Programs. See “Business—Highly-Regulated Industry.”

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

The servicing and collection efforts of student loan servicers help to lower our institutions’ Two-Year CDRs and Three-Year CDRs. We supplement their efforts by attempting to contact students to advise them of their responsibilities and any deferment, forbearance or alternative repayment plans for which they may qualify.

If any of our institutions lost its eligibility to participate in FDL and Pell programs and we could not arrange for alternative financing sources for the students attending the campuses in that institution, we would probably have to close those campuses, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If the ED’s vacated gainful employment regulations are reinstituted and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to receive funds from Title IV Programs to help pay their education costs. On June 13, 2011, the ED issued final regulations that were to become effective on July 1, 2012, specifying requirements related to a program of study that leads to gainful employment in a recognized occupation (the “GE Requirements”). On June 30, 2012, the U.S. District Court for the District of Columbia vacated all of the GE Requirements, except for those pertaining to certain institutional disclosures. We cannot assure you that all of the GE Requirements will not be reinstituted, whether through an appellate court decision that overturns the District Court’s ruling, the promulgation of new regulations by the ED or otherwise, which could have a material adverse effect on our financial condition, results of operations and cash flows. Under the vacated GE Requirements, if any of our programs of study had failed to satisfy those requirements for three out of four FFYs, that program would have been deemed ineligible under Title IV Programs. Students cannot obtain financial aid under Title IV Programs to help pay their education costs associated with attending ineligible programs of study. A program of study would have satisfied the vacated GE Requirements, if:

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

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our institutions’ composite score, based on our fiscal year consolidated financial statements at the parent company level, was 1.8 in 2012 and 2.1 in 2011. Our composite score in 2012 was lower than in 2011, primarily due to a lower primary reserve ratio and, to a lesser extent, a lower equity ratio. The primary reserve ratio in 2012 was negatively impacted by our lower level of operating income in 2012 compared to 2011. In 2012, we repurchased approximately 3.0 million shares of our common stock for approximately $207.9 million compared to approximately 4.0 million shares of our common stock for approximately $282.7 million in 2011. Share repurchases have the accounting effect of reducing our shareholders’ equity, which results in a lower equity ratio. Therefore, share repurchases and lower operating and net income in 2012 contributed to a lower equity ratio in that year compared to 2011.

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

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For the vast majority of our campuses, a period of enrollment is generally an academic quarter. The institution must calculate and return to the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. As of December 31, 2012, no audit or review had found that any of our institutions violated the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations.

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

For our 2012 fiscal year, none of our institutions derived more than approximately 80% of its applicable revenue on a cash accounting basis from Title IV Programs under the 90/10 Rule calculation. Any changes in federal law that increase Title IV Program grant or loan limits, or that count funds other than Title IV Program funds toward the 90% limit, may result in an increase in the percentage of revenue that we indirectly derive from Title IV Programs, which could make it more difficult for us to satisfy the 90/10 Rule.

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

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. In addition, an institution is currently deemed by the ED to lack administrative capability if its Two-Year CDR equals or exceeds 25% for any of the three most recent federal fiscal years for which such rates have been published. On and after 2014, an institution is deemed by the ED to lack administrative capability if its Three-Year CDR equals or exceeds 30% for at least two of the three most recent federal fiscal years for which such rates have been published. If an institution’s administrative capability is impaired solely because its Two-Year CDRs or Three-Year CDRs equal or exceed the applicable percentage, the institution can continue to participate in Title IV Programs, but the ED may place the institution on provisional certification.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities. The ED’s regulations prohibit an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds (the “Incentive Compensation Prohibition”). We believe that the Incentive Compensation Prohibition:

•	does not establish clear criteria for compliance in all circumstances, and the ED will not entertain a request by an institution for the ED to review and assess its individual compensation plan;

•	may subject us to qui tam lawsuits for alleged violations of the False Claims Act, 31 U.S.C. § 3729 et seq. (“False Claims Act”);

•	adversely affects our ability to compensate our employees based on their performance of their job responsibilities, which makes it more difficult to attract and retain highly-qualified employees; and

•	impairs our ability to sustain and grow our business.

We cannot be sure that the compensation that we have paid our employees will not be determined to violate the Incentive Compensation Prohibition. If the ED determines that our compensation practices violate the Incentive Compensation Prohibition, the ED could subject us to substantial monetary fines or penalties or other sanctions. We could also be subjected to qui tam lawsuits for alleged violations of the False Claims Act related to the Incentive Compensation Prohibition. Those sanctions and lawsuits could have a material adverse effect on our financial condition, results of operations, cash flows and future growth.

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

Failure by many of our campuses or program offerings to satisfy the ACICS compliance standards with respect to Student Retention Rates or Graduate Placement Rates could cause us to close those campuses and reduce the offerings of those programs. Under the ACICS standards, if the Student Retention Rate or Graduate Placement Rate:

•	of a campus falls below the ACICS benchmark standards, the campus is required to develop and implement a campus improvement plan and periodically report its results to the ACICS;

•

of a campus falls below the ACICS compliance standards, the campus is required to come into compliance within a specified time period, or the ACICS may withdraw the campus’ inclusion in the institution’s grant of accreditation;

•	of a program offering at a campus falls below the ACICS benchmark standards, the campus is required to develop and implement a program improvement plan for that program offering; or

•

of a program offering at a campus falls below the ACICS compliance standards, the program offering is required to come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

A campus that falls below the ACICS:

•	benchmark standards is not required to obtain permission from the ACICS prior to applying to add a new program offering; or

•	compliance standards is required to obtain permission from the ACICS prior to applying to add a new program offering.

One ITT Technical Institute location needs to raise its Student Retention Rate to at least 52% by November 1, 2014, or the ACICS may withdraw that location’s inclusion in the institution’s grant of accreditation. Three ITT Technical Institute locations need to raise their Graduate Placement Rates to at least 47% by November 1, 2014, or the ACICS may withdraw those locations’ inclusion in the institution’s grant of accreditation. A total of 81 program offerings at 50 ITT Technical Institute locations need to raise their Student Retention Rates to at least 52% by November 1, 2014, or the ACICS may withdraw its authorization of those program offerings. A total of 221 program offerings at 96 ITT Technical Institute locations need to raise their Graduate Placement Rates to at least 47% by November 1, 2014, or the ACICS may withdraw its authorization of those program offerings. If many of our campuses and/or program offerings fall below the ACICS compliance standards with respect to Student Retention Rates or Graduate Placement Rates and we were unable to timely bring those campuses and/or program offerings into compliance, we may have to close those campuses and reduce the offerings of those programs, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

The failure of our programs of study offered in any state to qualify as credit hour programs, as opposed to clock hour programs, under the ED’s regulations would likely result in our students, who attend those programs, receiving less funds from Title IV Programs, may result in fewer students attending those programs and could result in financial penalties. The ED’s regulations related to determining when a program of study is required to measure student progress in clock hours, as opposed to credit hours, are unclear. Students attending credit hour programs of study that are required to be measured in clock hours will likely receive less funds from Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price. If we were to erroneously determine that a program of study is not required to measure student progress in clock hours, we would likely be liable for repayment of a portion of the Title IV Program funds provided to students in that program of study based on the difference between the amount of funds those students received and the amount they were eligible to receive.

Government and regulatory agencies and third parties may bring investigations, claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to our campuses, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. Due to the highly regulated nature of the postsecondary education industry, we are subject to investigations and claims of non-compliance with regulatory standards and other actions brought by regulatory agencies, students, shareholders and other parties. If the results of any of those investigations and claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by those types of investigations and claims, we may have to divert significant financial and management resources from our ongoing business operations to address and defend those investigations and claims, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding any of those investigations and claims could also negatively affect our business and the market price of our common stock. See “Business – Highly Regulated Industry.”

On May 18, 2012, we received a Civil Investigative Demand (“CID”) from the U.S. Consumer Financial Protection Bureau (“CFPB”). The CFPB’s CID provides that the purpose of the investigation is, in part, “to determine whether for-profit post-secondary companies, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” The CFPB’s CID contains broad requests for production of documents, answers to interrogatories and written reports related to private education loans made to our students and many other aspects of our business. We have provided documentation and other information to the CFPB, while preserving our rights to object to its inquiry. In August 2012, we filed a petition with the CFPB to set aside or modify the CFPB’s CID. We believe that our acts and practices relating to private education loans are lawful.

On October 30, 2012, we received a CID from the Massachusetts Office of the Attorney General (“MAG”). The MAG’s CID provides that the MAG is investigating allegations that we may have violated Massachusetts General Laws, Chapter 93A, Section 2(a) by “engaging in unfair or deceptive practices in connection with marketing and advertising job placement and student outcomes, the recruitment of students, and the financing of education.” The MAG’s CID contains broad requests for production of documents related to our students in Massachusetts, including the financial aid available to those students, our recruitment of those students, the career services that we offer to those students, our marketing and advertising, the retention and graduation rates of those students and many other aspects of our business. We believe that our acts and practices relating to our students in Massachusetts are lawful.

On February 8, 2013, we received a subpoena from the SEC. In a letter accompanying the subpoena, the SEC states that it is conducting an investigation of us. The SEC’s subpoena requests the production of documents and communications that, among other things, relate to our actions and accounting associated with: (a) agreements that we entered into with an unaffiliated entity on February 20, 2009 (the “2009 Entity”) to create a program that made private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources did not cover (the “2009 Loan Program”), including, without limitation, a risk sharing agreement that we entered into with the 2009 Entity pursuant to which we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume (the “2009 RSA”); and (b) agreements that we entered into with unrelated parties on January 20, 2010 to create a program, called the PEAKS Private Student Loan Program, that made private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources did not cover (the “PEAKS Program”), pursuant to which:

•

an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to an unaffiliated trust that purchased, owns and collects private education loans (the “PEAKS Trust”);

•	the PEAKS Trust issued senior debt in the aggregate principal amount of $300.0 million (the “PEAKS Senior Debt”) to investors; and

•

we guarantee payment of the principal, interest and, prior to February 2013, certain call premiums owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “PEAKS Guarantee”).

We are cooperating with the SEC in its investigation. There can be no assurance, however, that the ultimate outcome of the SEC investigation will not have a material adverse effect on our financial condition or results of operations.

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. The operations of a number of companies in the postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice, SEC, ED, Government Accountability Office, Department of Veterans Affairs, Department of Defense, state education and professional licensing authorities, states’ attorney general offices or other state agencies. These investigations and actions have alleged, among other things, deceptive trade practices and noncompliance with regulations. These allegations have attracted adverse media coverage that may negatively affect public perceptions of proprietary education institutions, including the ITT Technical Institutes and Daniel Webster College. Adverse media coverage regarding other companies in the proprietary education sector or regarding us directly could damage our reputation, could result in lower enrollments, revenue and profit, and could have a negative impact on our stock price. These allegations, reviews, investigations and enforcement actions and the accompanying adverse publicity could also result in increased scrutiny of, and have a negative impact on, us and our industry.

Changes in the amount or availability of veterans’ educational benefits or Department of Defense tuition assistance programs could materially and adversely affect our business. Certain members of the U.S. Congress and the Obama Administration have recently increased their focus on Department of Defense tuition assistance and veterans educational benefits that are used for programs of study offered at proprietary education institutions, particularly distance education programs of study. On April 27, 2012, President Obama signed Executive Order 13607, Establishing Principles of Excellence for Educational Institutions Serving Service Members, Veterans, Spouses, and Other Family Members (the “EO”). The EO requires an institution to agree to comply with the principles of excellence described in the EO in order for the institution to participate in the Yellow Ribbon Program for Veterans under the Post-9/11 GI Bill or the Tuition Assistance Program for active duty service members. Among other things, the principles of excellence include a requirement that institutions implement a refund policy for veterans and service members that is aligned with the Return Policy. In addition, certain members of Congress have introduced legislation that would revise the 90/10 Rule to count Department of Defense tuition assistance and veterans’ educational benefits toward the 90% limit. To the extent that any laws, regulations or other requirements are adopted that limit or condition the amount of educational benefits that veterans and active duty service members can use toward their costs of education at proprietary education institutions or in distance education programs, or that limit or condition the participation of proprietary education institutions or distance education programs in military tuition assistance programs or in Title IV Programs with respect to military tuition assistance programs, our enrollments, results of operations and financial condition could be materially and adversely affected.

If the graduates of some of our programs are unable to obtain licensure in their chosen professional fields of study, the enrollment in and the revenue derived from those programs could decrease and claims could be made against us that could be costly to defend. Graduates of certain of our programs of study offered through our Breckinridge School of Nursing and Health Sciences seek professional licensure in their chosen field following graduation. Their success in obtaining licensure depends on several factors, including:

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

Risks Related to Our Business

If we fail to effectively identify, establish and operate new campuses and learning sites, our growth may be slowed. As part of our business strategy, we anticipate operating new campuses and adding learning sites to existing campuses at locations throughout the United States. Establishing new campuses and learning sites poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of existing campuses. We have determined to delay new location openings and, therefore, do not plan to begin operations at any new campuses or learning sites in 2013. To operate a new campus or add a learning site, we would be required to obtain the appropriate authorizations from the applicable SAs and ACs, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible to participate in Title IV Programs, a new campus or learning site must be certified by the ED, either before or after it starts disbursing Title IV Program funds to its students. We cannot be sure that we will be able to identify suitable expansion opportunities to help maintain or accelerate our current geographic expansion or that we will be able to successfully integrate or profitably operate any new campuses or learning sites. Any failure by us to effectively identify, establish and manage the operations of newly established campuses or learning sites could slow our growth, make any newly established campuses or learning sites more costly to operate than we had planned and have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Geographically Expand the Delivery of our Educational Offerings.”

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

If the charge-off rate on private education loans under programs where we have a guarantee obligation continues at the current rate, or is higher than the current rate, our guarantee obligations related to those loans could have a material adverse effect on us. We have entered into risk sharing and guarantee agreements with unaffiliated entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. We have settled all of our guarantee obligations under a risk sharing agreement that we entered into in 2007 (the “2007 RSA”) through a payment of $46.0 million in January 2013. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 RSA, based on dollar volume. Under the PEAKS Program, we guarantee:

•

the payment of principal, interest and, prior to February 2013, certain call premiums on the outstanding senior debt obligations (i.e., $271 million as of December 31, 2012) of the PEAKS Trust that holds the private education loans made under the PEAKS Program;

•	the payment of administrative fees and expenses to that trust; and

•	that the required ratio of assets to outstanding senior debt obligations of that trust will be maintained.

Our obligations under the 2009 RSA and the PEAKS Program (collectively, the “RSAs”) will remain in effect until all private education loans made under that RSA or the senior debt obligation, as applicable, are paid in full or charged off. In 2012, we made guarantee and other payments, net of recoveries, of approximately $16.9 million under the 2009 RSA and PEAKS Program.

We are not able to estimate the maximum potential future payments that we could be required to make under the RSAs. The maximum potential future payments that we could be required to make pursuant to our guarantee obligations under the RSAs are affected by various factors. See Notes 11 and 14 of the Notes to Consolidated Financial Statements. The principal factor that affects the amount of future guarantee payments is the repayment performance of the private education loans under the RSAs. To date, the charge-off rate on the private education loans has been higher, and the timing of charge-offs has been earlier, than we originally projected. In certain reporting periods, there have been disruptions in the servicing of a portion of the private education loans under the RSAs, which we believe has negatively impacted the repayment performance of those private education loans. We cannot predict with any certainty the extent to which the servicing disruptions may affect the repayment performance of those loans in future periods, or whether servicing disruptions will occur in the future. If the charge-off rate on the private education loans under the RSAs continues at the current rate, or is higher than the current rate, due to a broader change in borrower repayment behavior, additional servicing disruptions and/or any other reason, we could be required to pay additional material amounts under our guarantee obligations, including amounts to reduce the outstanding balance of the PEAKS Senior Debt to an amount sufficient to satisfy the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt, which could have a material adverse effect on our financial condition, results of operations and cash flows.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. As of December 31, 2012, our recorded liability for these claims and contingencies was approximately $123.4 million, the substantial majority of which pertained to our guarantee obligations under the RSAs and $46.0 million of which pertained to the settlement of the 2007 RSA. We believe that it is reasonably possible that we may incur losses in an estimated range of $12.0 million less than to $40.0 million greater than the recorded liability for the RSAs.

Increases in internal student financing and institutional scholarships could have a material adverse effect on our cash flows, revenue and student population. In 2011, we derived approximately 7% of our cash receipts from unaffiliated, private education loan programs that were made available to eligible students at our campuses to help fund a portion of the students’ cost of education. The vast majority of these private education loans were made under two programs, which expired in 2011. In 2012, we derived an insignificant amount of our cash receipts from unaffiliated, private education loan providers. This decrease between 2011 and 2012 was primarily due to the general unavailability of private education loan programs to our students in 2012. As a result, in 2012, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students, and the increase in internal student financing has led to a corresponding increase in our accounts receivable.

The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs for our students in 2011 has negatively impacted our liquidity and exposed us to greater credit risk. Internal student financing typically provides for payment to us by our students by the end of the student’s academic year or enrollment, whichever occurs first, compared to payments from private education loan programs, which we typically received at the beginning of a student’s academic year. This change in the timing of payments had a material adverse effect on our cash flows from operations in 2012. In addition, we have the risk of collection with respect to our internal student financing, which caused us to increase our allowance for doubtful accounts in 2012 and resulted in an increase in our bad debt expense as a percentage of revenue in 2012. The increase in internal student financing was the primary cause of the increase in our days sales outstanding and the decrease in our deferred revenue in 2012, primarily due to the decrease in the amount of funds received from private education loans made to our students by third-party lenders.

During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. We believe that the Opportunity Scholarship will reduce our students’ need and use of private education loans. Accordingly, we do not expect unaffiliated private education loans to be a significant component of the student financial aid made available to our students in future periods. As a result, we expect that we will receive little, if any, cash payments from private education loan lenders related to our students’ cost of education in 2013.

As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students will not be obligated to make payments to us of amounts awarded under the Opportunity Scholarship and, therefore, we believe that the amounts receivable from students to us, as well as our revenue, should also decrease in 2013, if we continue the roll-out of the Opportunity Scholarship as planned. We plan to introduce the Opportunity Scholarship program at most, if not all, of our ITT Technical Institute locations in 2013. Based on the amount of Opportunity Scholarships that we estimate may be awarded in 2013, we believe that the Opportunity Scholarships, as well as, to a lesser extent, other factors, will have the effect of reducing our revenue per student by approximately 4.0 to 6.0 percent in 2013 compared to 2012.

We may continue to provide internal student financing and scholarships to our students and/or assist our students in identifying other sources of financial aid to replace our students’ loss of access to private education loans, which could result in a material adverse effect on our financial condition and cash flows. Further, even if private education loans are made available to our students, prospective and current students may determine that the borrowing costs associated with private education loans are too expensive and cause them to abandon or delay their education. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our results of operations and cash flows.

If we experience losses in excess of the amounts that we have reserved with respect to the significant amount of internal student financing that we have provided to our students, it could have a material adverse effect on our financial condition, results of operations and cash flows. We offer internal student financing to help students pay the portion of their cost of education that is not covered by financial aid or other funds. These balances are unsecured and not typically guaranteed. These balances have increased significantly in 2012 as a result of the number of our students who did not qualify for private education loans from third parties due to their prior credit history and the limited funding available under private education loan programs for which those students could qualify. These balances could become more significant in the future, particularly if our students are unable to obtain other, additional amounts of financial aid and/or we do not increase the amount of scholarships awarded. Increases in internal student financing adversely affect our cash flows and expose us to greater credit risk. Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amount we have reserved for bad debts could have a material adverse effect on our financial condition and results of operations.

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

Competition could decrease our market share or force us to increase spending. The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our campuses compete for students with degree—and nondegree-granting institutions, which include public and private nonprofit colleges and proprietary institutions, as well as with alternatives to higher education, such as military service or immediate employment. Certain public and private colleges offer programs similar to those offered by our campuses at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those of our campuses. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do. All of these factors could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively.

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

Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the relevant regulatory agencies could impair our ability or the ability of the affected campuses to participate in Title IV Programs, or could require us to suspend our recruitment of students in one or more states until we receive the required approval. A material adverse effect on our financial condition, results of operations and cash flows would result if we had a change in control and a material number of our campuses:

•	failed to timely obtain the approvals of the SAs required prior to or following a change in control;

•	failed to timely regain approval by the ACs for inclusion in their institution’s grant of accreditation or have their inclusion in that accreditation temporarily continued or reinstated by the ACs;

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

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in those disputes. In certain instances, we may not have obtained sufficient rights in the content or mode of delivery of a course or a program of study. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights, such as certain patent rights, may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid infringing upon those intellectual property rights. Any such intellectual property claim could subject us to costly litigation, regardless of whether the claim has merit. Our insurance coverage may not cover potential claims of this type adequately or at all, and we may be required to alter the content or mode of delivery of our courses or programs of study, or pay significant monetary damages, any of which could have a material adverse effect on our results of operations.

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future. The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not within our control. Those factors include, among others:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarterly variations in our operating results;

•	changes in federal and state laws and regulations and accreditation standards, or changes in the way that laws, regulations and accreditation standards are interpreted and applied;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;

•	negative media reports with respect to us and/or our industry;

•	changes in our own forecasts or earnings estimates by analysts;

•	price and volume fluctuations in the overall stock market, which have affected the market prices of many companies in the proprietary, postsecondary education industry in recent periods;

•	the availability of financing for our students;

•	the short interest in our stock at any point in time;

•	the loss of key personnel; and

•	general economic conditions.

Those factors could adversely affect the trading price of our common stock and could prevent an investor from selling shares of our common stock at or above the price at which those shares were purchased.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2012, we:

•	leased 135 facilities used by our campuses and learning sites; and

•	owned 42 facilities used by our campuses.

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

On July 27, 2011, a complaint in a breach of contract lawsuit was filed against us in the Circuit Court of Fairfax County, Virginia under the following caption: Sallie Mae, Inc. v. ITT Educational Services, Inc. (the “SLM Litigation”). On October 24, 2012, a second amended complaint was filed in the SLM Litigation. The second amended complaint alleged, among other things, that we breached the terms of the 2007 RSA between Sallie Mae, Inc. (“SMI”) and us dated July 17, 2007 by failing to pay SMI all amounts owed by us under the 2007 RSA. The second amended complaint sought:

•	$25,887,982.21;

•	pre- and post-judgment interest;

•	attorney’s fees; and

•	such other amounts that may have come due under the 2007 RSA during the pendency of the lawsuit.

On December 28, 2012, we agreed to pay SMI $46.0 million to dismiss the SLM Litigation and absolve us from any further obligations with respect to our guaranty under the 2007 RSA. We paid this amount in January 2013, and the SLM Litigation was dismissed with prejudice on February 1, 2013.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the “ESI” trading symbol. The prices set forth below are the high and low sale prices of our common stock on the NYSE during the periods indicated.

	2012		2011
Fiscal Quarter Ended	High	Low	High	Low
March 31	$77.00	$52.80	$76.82	$55.66
June 30	$70.92	$53.60	$92.13	$65.07
September 30	$65.85	$30.37	$95.52	$55.30
December 31	$33.17	$16.37	$69.58	$50.22

There were 87 holders of record of our common stock on February 15, 2013.

We did not pay a cash dividend in 2012 or 2011. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. In addition, our credit agreement provides for certain limitations on the payment of cash dividends on our common stock. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition, the restrictions under our credit agreement and other factors our Board of Directors may in the future consider to be relevant.

We did not sell any of our securities during the three months ended December 31, 2012 that were not registered under the Securities Act. In January 2013, we credited 4,332 treasury shares of our common stock to the deferred share accounts of each of three non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”) in payment of their annual retainer for 2013. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the fourth quarter of 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012 through October 31, 2012	0	0	0	7,771,025
November 1, 2012 through November 30, 2012	0	0	0	7,771,025
December 1, 2012 through December 31, 2012	0	0	0	7,771,025

Total	0	0	0

(1)	Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to our repurchase program (the “Repurchase Program”):

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011
5,000,000	April 2012

The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of December 31, 2012. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index and a Peer Issuer Group Index for the period from December 31, 2007 through December 31, 2012. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: American Public Education, Inc., Apollo Group, Inc., Bridgepoint Education, Inc., Capella Education Company, Career Education Corp., Corinthian Colleges, Inc., DeVry, Inc., Education Management Corporation, Grand Canyon Education, Inc., Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education.

Cumulative Total Return

(Based on $100 invested on December 31, 2007 and assumes

the reinvestment of all dividends)

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
ITT Educational Services, Inc.	100.00	111.39	112.54	74.69	66.72	20.30
Peer Issuer Group Index	100.00	105.59	94.74	72.28	71.99	33.87
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenue	$1,287,209	$1,499,949	$1,596,529	$1,319,194	$1,015,333
Cost of educational services	539,223	553,065	537,855	449,835	383,769
Student services and administrative expenses	422,345	439,808	445,125	380,567	306,099
Settlement cost (a)	21,750	0	0	0	0
Loss related to private student loan programs (b)	71,102	0	0	0	0

Total costs and expenses	1,054,420	992,873	982,980	830,402	689,868

Operating income	232,789	507,076	613,549	488,792	325,465
Interest income (expense), net	(2,375)	1,077	586	2,565	1,894

Income before provision for income taxes	230,414	508,153	614,135	491,357	327,359
Provision for income taxes	89,949	200,401	239,969	191,094	125,854

Net income	$140,465	$307,752	$374,166	$300,263	$201,505

Earnings per share: (c)
Basic	$5.88	$11.22	$11.28	$8.01	$5.18
Diluted	$5.85	$11.13	$11.17	$7.91	$5.13

Other Operating Data (d):
Capital expenditures, net	$17,204	$26,847	$26,811	$23,992	$17,543
Facility expenditures and land purchases	1,046	$4,053	$6,118	$4,236	$18,093
Number of students at end of period	61,059	73,255	84,686	80,766	61,983
Number of campuses at end of period	147	141	130	121	105
Number of learning sites at end of period	2	3	4	4	9

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash and investments	$246,943	$379,609	$313,194	$274,086	$375,928
Total current assets	$384,965	$456,288	$414,097	$390,962	$431,045
Property and equipment, less accumulated depreciation	$189,890	$201,257	$198,213	$195,449	$166,671
Total assets	$672,230	$728,818	$674,780	$616,705	$608,348
Total current liabilities	$306,949	$345,047	$356,151	$284,792	$264,553
Total long-term debt	$140,000	$150,000	$150,000	$150,000	$150,000
Total liabilities	$545,276	$560,019	$546,710	$460,120	$434,504
Shareholders’ equity	$126,954	$168,799	$128,070	$156,585	$173,844

(a)	Settlement cost represents the accrual we recorded in 2012 for the settlement related to the 2007 RSA.
(b)	Loss related to private student loan programs represents reserves recorded for, and the impairment of notes receivable under, the PEAKS Program and 2009 RSA in 2012.
(c)	Earnings per share for all periods have been calculated in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC” or “Codification”) 260, “Earnings Per Share”. Earnings per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. The number of shares used to calculate basic earnings per share differs from the number of shares used to calculate diluted earnings per share. The number of shares used to calculate basic earnings per share was the weighted average number of common shares outstanding. The number of shares used to calculate diluted earnings per share was the weighted average number of common shares outstanding, plus the average number of shares that could be issued under our stock-based compensation plans and less the number of shares assumed to be purchased with any proceeds received from the exercise of awards under those plans.
(d)	We did not pay any cash dividends in any of the periods presented.

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

General

As of December 31, 2012, we had 149 locations (including 147 campuses and two learning sites) in 39 states, which were providing postsecondary education to approximately 61,000 students. In 2012, we derived approximately 98% of our revenue from tuition and approximately 2% from the sale of tool kits and fees, charged to and paid by, or on behalf of, our students. Most students at our institutions pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs.

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

New students generally enter our institutions at the beginning of an academic term that typically begins for most programs of study in early March, mid-June, early September and late November or early December. We believe that the changes to our aggregate student population in recent years was primarily due to:

•	our prospective students’ greater sensitivity to the cost of a postsecondary education;

•	our prospective students’ uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions; and

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

In 2012, we continued to add program offerings among existing campuses and learning sites, began operations at six new locations and eliminated one learning site. We also continued our efforts to diversify our program offerings by developing residence and online programs at different degree levels in both technology and non-technology fields of study.

The following table sets forth select operating and growth statistics for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Additional program offerings	272	1,343	308
Number of campuses and learning sites with additional program offerings	62	132	87
Began operations at:
New campuses	6	11	9
Campuses offering bachelor degree programs	133	128	119

In 2013, we intend to add more of our current program offerings among most of our locations. We also plan to continue developing additional residence and online programs at different degree levels in technology and non-technology fields of study to be offered at our institutions. The new degree programs are expected to involve a variety of disciplines and be at the associate, bachelor and master degree levels. We intend to develop both a residence and online version of many of the new programs. While our growth strategy continues to include opening new campuses and learning sites, we do not plan to begin operations at any new campuses or learning sites in 2013. Our new campuses generally incur a loss up to 24 months after the first class start date.

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

We derived 98% of our revenue from tuition and 2% from tool kit sales and student fees in each of the years ended December 31, 2012, 2011 and 2010. The amount of tuition earned depends on:

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

The following table sets forth the stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock-based compensation expense	$16,658	$17,074	$15,813
Income tax (benefit)	($6,414)	($6,574)	($6,089)

	$10,244	$10,501	$9,724

As of December 31, 2012, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $19.3 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately two years.

See also Notes 1 and 4 of the Notes to Consolidated Financial Statements for a discussion of stock-based compensation.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2012:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Cash equivalents:
Money market fund	$154,661	$154,661	$0	$0
Other assets:
Money market fund	8,622	8,622	0	0

	$163,283	$163,283	$0	$0

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

Asset Impairment. We regularly review our long-lived assets and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. If we determine that the carrying value of the long-lived asset exceeds its fair market value, we recognize an impairment loss equal to the difference. We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions. We evaluate each note receivable individually for impairment. We consider a note receivable to be impaired when it is probable that we will be unable to collect all amounts of principal and interest owed to us under the terms of the underlying note. If the present value of the expected future cash flows from the note receivable is less than the carrying value of the note receivable, we recognize an impairment loss in the amount of the difference.

Contingent Liabilities. We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, guarantee obligations and employee-related matters, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. Although we believe our estimates are reasonable, deviations from our estimates could produce a materially different result.

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

In August 2012, the FASB issued ASU No. 2012-03, which amends and corrects various sections in the Codification pursuant to SAB No. 114, SEC Release No. 33-9250 and ASU No. 2010-22. The amendments and corrections in this ASU were effective upon issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, which is included in the Codification under ASC 220. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. Prior to January 1, 2012, we presented total Comprehensive income and the components of Other comprehensive income in our Consolidated Statements of Shareholders’ Equity. After December 31, 2011, we have presented total Comprehensive income and the components of Other comprehensive income in our Consolidated Statements of Comprehensive Income.

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

The following table sets forth our revenue for the periods indicated:

	Quarterly Revenue (Dollars in thousands)
	2012		2011		2010
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$341,794	26.6%	$383,171	25.5%	$383,957	24.0%
June 30	329,825	25.6%	387,877	25.9%	401,849	25.2%
September 30	314,747	24.5%	360,638	24.0%	400,597	25.1%
December 31	300,843	23.3%	368,263	24.6%	410,126	25.7%

Total for Year	$1,287,209	100.0%	$1,499,949	100.0%	$1,596,529	100.0%

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of educational services	41.9%	36.9%	33.7%
Student services and administrative expenses	32.8%	29.3%	27.9%
Settlement cost	1.7%	0.0%	0.0%
Loss related to private student loan programs	5.5%	0.0%	0.0%

Operating income	18.1%	33.8%	38.4%
Interest income (expense), net	(0.2%)	0.1%	0.1%

Income before income taxes	17.9%	33.9%	38.5%

The following table sets forth our total student enrollment as of the dates indicated:

As of December 31,	Total Student Enrollment	Increase (Decrease) To Prior Year
2012	61,059	(16.6%)
2011	73,255	(13.5%)
2010	84,686	4.9%

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2012		2011		2010
New Student Enrollment in the Three Months Ended:	New Student Enrollment	(Decrease) To Prior Year	New Student Enrollment	(Decrease) To Prior Year	New Student Enrollment	Increase (Decrease) To Prior Year
March 31	18,067	(17.0%)	21,761	(5.6%)	23,064	21.8%
June 30	15,698	(9.5%)	17,351	(19.9%)	21,673	10.1%
September 30	19,298	(15.8%)	22,909	(14.1%)	26,664	(3.9%)
December 31	13,398	(11.4%)	15,125	(14.7%)	17,722	(9.4%)

Total for the year	66,461	(13.9%)	77,146	(13.4%)	89,123	3.7%

We believe that the decrease in new student enrollment in each of the three months ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 compared to the corresponding period in the prior year was primarily due to:

•	our prospective students’ greater sensitivity to the cost of postsecondary education;

•	our prospective students’ uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions; and

•

changes that we made to program offerings at select campuses which resulted in a more significant decline in new student enrollment in the criminal justice programs of study compared to our other curricula, which resulted in a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their program of study.

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

•	a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their program of study.

We believe that the changes to our aggregate student population in recent years was primarily due to:

•	our prospective students’ greater sensitivity to the cost of a postsecondary education;

•	our prospective students’ uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions; and

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2012	72.4%	71.3%	69.8%	72.6%
2011	73.5%	73.1%	71.5%	73.4%
2010	76.1%	74.5%	72.4%	76.1%

We believe that the decrease in student persistence as of December 31, 2012 and September 30, 2012 compared to December 31, 2011 and September 30, 2011 was primarily due to:

•

the number of graduates in the three months ended December 31, 2012 and September 30, 2012 compared to the corresponding prior year periods decreasing at a lesser rate than the decline in total student enrollment as of September 30 and June 30, 2012 compared to the same date in the prior year; and

•

a slight decrease in student retention in the three months ended December 31 and September 30, 2012 compared to the corresponding prior year periods, principally as a result of a decline in retention in some of the courses in new programs of study that we recently began offering.

We believe that the decrease in student persistence as of June 30 and March 31, 2012 compared to the corresponding prior year dates was primarily due to a higher number of students who graduated at the end of the academic period that began in March 2012 and December 2011 compared to the end of the corresponding academic periods in the prior year.

We believe that the decrease in student persistence as of December 31, September 30, and June 30, 2011 compared to the corresponding prior year dates was primarily due to a higher number of students who graduated at the end of the academic periods that began in September, June and March 2011 compared to the end of the corresponding academic periods in the prior year.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011. Revenue decreased $212.7 million, or 14.2%, to $1,287.2 million in the year ended December 31, 2012 compared to $1,500.0 million in the year ended December 31, 2011. The primary factor that contributed to this decrease was an average 16.2% decrease in total student enrollment as of the end of each fiscal quarter in 2012 compared to 2011. The decrease in revenue from lower total student enrollment in 2012 was partially offset by a decrease in the amount of institutional scholarships and other awards that we granted to our students in 2012. We did not increase tuition rates for our ITT Technical Institute programs of study in 2012 or 2011.

Cost of educational services decreased $13.8 million, or 2.5%, to $539.2 million in the year ended December 31, 2012 compared to $553.1 million in the year ended December 31, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a decrease in compensation costs resulting from fewer employees; and

•	a decrease in legal expenses.

Cost of educational services as a percentage of revenue increased 500 basis points to 41.9% in the year ended December 31, 2012 compared to 36.9% in the year ended December 31, 2011. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation costs and legal expenses.

Student services and administrative expenses decreased $17.5 million, or 4.0%, to $422.3 million in the year ended December 31, 2012 compared to $439.8 million in the year ended December 31, 2011. The principal causes of this decrease were decreases in media advertising expenses and expenses related to student scholarships, which were partially offset by an increase in bad debt expense.

Student services and administrative expenses increased to 32.8% of revenue in the year ended December 31, 2012 compared to 29.3% of revenue in the year ended December 31, 2011. The principal causes of this increase were the decline in revenue and an increase in bad debt expense, which were partially offset by decreases in media advertising expenses and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 6.1% in the year ended December 31, 2012 compared to 4.1% in the year ended December 31, 2011, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in the amount of internal student financing was primarily due to a decline in the amount of private education loans available to our students in 2012 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students in 2011.

We recorded an expense of $21.8 million in the year ended December 31, 2012 related to the settlement of litigation and the resolution of our guarantee obligations under the 2007 RSA. See “—Off-Balance Sheet Arrangements” and Note 14 of the Notes to Consolidated Financial Statements for a more detailed discussion of our obligations related to the 2007 RSA.

In the year ended December 31, 2012, we recorded a loss related to the 2009 RSA and PEAKS Program of $71.1 million. The loss included $55.9 million for additional reserves related to our guarantee obligations under the 2009 RSA and PEAKS Program and $15.2 million for the impairment of assets related to the 2009 RSA and PEAKS Program. See “—Off-Balance Sheet Arrangements” and Notes 11 and 14 of the Notes to Consolidated Financial Statements.

Operating income decreased $274.3 million, or 54.1%, to $232.8 million in the year ended December 31, 2012 compared to $507.1 million in the year ended December 31, 2011, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, settlement costs and the loss related to the 2009 RSA and PEAKS Program. Our operating margin decreased to 18.1% in the year ended December 31, 2012 compared to 33.8% in the year ended December 31, 2011, primarily due to the impact of the factors discussed above.

Interest income decreased $1.6 million, or 53.5%, to $1.3 million in the year ended December 31, 2012 compared to $2.9 million in the year ended December 31, 2011, primarily due to discontinuing the amortization of the discount on the subordinated note that we issued in connection with the PEAKS Program. See Note 11 of the Notes to Consolidated Financial Statements for a discussion of the subordinated note issued in connection with the PEAKS Program. Interest expense increased $1.9 million, or 104.0%, to $3.7 million in the year ended December 31, 2012 compared to $1.8 million in the year ended December 31, 2011, primarily due to an increase in the effective interest rate on our revolving credit facility.

Our combined federal and state effective income tax rate was 39.0% in the year ended December 31, 2012 compared to 39.4% in the year ended December 31, 2011.

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

While we have previously increased tuition rates for our programs of study annually, we did not increase tuition rates for our ITT Technical Institute programs in 2011. In 2011, we began offering new programs of study that involve a modified delivery format which increases the credit hours per course and reduces the number of academic quarters required for a full-time student to graduate. The increase in credit hours per course results in an increase in the amount of revenue recognized per course compared to the programs of study previously offered.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $246.3 million as of December 31, 2012 compared to $229.0 million as of December 31, 2011. We had no short-term investments as of December 31, 2012 compared to $148.5 million as of December 31, 2011. In total, our cash and cash equivalents and short-term investments were $246.3 million as of

December 31, 2012 compared to $377.5 million as of December 31, 2011. The $131.2 million decrease in cash and cash equivalents and short-term investments as of December 31, 2012 compared to December 31, 2011 was primarily due to $207.9 million in repurchases of our common stock which was partially offset by cash flows from operating activities of $105.4 million.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $7.5 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Consolidated Balance Sheet as of December 31, 2012. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan (the “Pension Plans”), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. Total net pension benefit in the year ended December 31, 2012 was $0.2 million, compared to $0.9 million in the year ended December 31, 2011 and net pension cost of $0.6 million in the year ended December 31, 2010. In 2013, we do not expect that our total net pension benefit will be material.

We did not make any contributions to the ESI Excess Pension Plan or to the ESI Pension Plan in 2012 or 2011. We do not expect to make any material contributions to either of the Pension Plans in 2013.

See Note 13 of the Notes to Consolidated Financial Statements for a more detailed discussion of the Pension Plans.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the FDL program, which represented, in aggregate, approximately 58% of our cash receipts in 2012 and 54% of our cash receipts in 2011; and

•	the Pell program, which represented, in aggregate, approximately 22% of our cash receipts in 2012 and 21% of our cash receipts in 2011.

We also receive funds on behalf of our students from unaffiliated private education loan programs, which represented, in aggregate, an insignificant amount of our cash receipts in 2012 and approximately 7% of our cash receipts in 2011. The two private education loan programs that provided the vast majority of private education loans to our students expired in 2011. See “—Off-Balance Sheet Arrangements.”

During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. We believe that the Opportunity Scholarship will reduce our students’ need and use of private education loans. Accordingly, we do not expect unaffiliated private education loans to be a significant component of the student financial aid made available to our students in future periods. As a result, we expect that we will receive little, if any, cash payments from private education loan lenders related to our students’ cost of education in 2013.

As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students will not be obligated to make payments to us of amounts awarded under the Opportunity Scholarship and, therefore, we believe that the amounts receivable from students to us, as well as our revenue, should also decrease in 2013, if we continue the roll-out of the Opportunity Scholarship as planned. We plan to introduce the Opportunity Scholarship program at most, if not all, of our ITT Technical Institute locations in 2013. Based on the amount of Opportunity Scholarships that we estimate may be awarded in 2013, we believe that the Opportunity Scholarships, as well as, to a lesser extent, other factors, will have the effect of reducing our revenue per student by approximately 4.0 to 6.0 percent in 2013 compared to 2012.

Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution, such as each of our institutions, must not derive more than 90% of its applicable revenue in a fiscal year, on a cash accounting basis, from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, that institution would be placed on provisional certification status for the institution’s following two fiscal years. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. When calculating its compliance with the 90/10 Rule, an institution was permitted, for the period that ended June 30, 2011, to exclude from its revenue derived from Title IV Programs certain additional federal student loan amounts that became available to students starting in July 2008. In our 2012 and 2011 fiscal years, none of our institutions derived more than approximately 80% of its revenue from Title IV Programs under the 90/10 Rule calculation. In the aggregate, we derived approximately 80% of our revenue in 2012 and 67% of our revenue in 2011 from Title IV Programs under the 90/10 Rule calculation. Cash receipts from Title IV Programs as a percentage of our total cash receipts were approximately 80% in 2012 and 75% in 2011.

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

In the year ended December 31, 2012, we made guarantee and other payments, net of recoveries, related to the RSAs in the amount of approximately $16.9 million. We paid $46.0 million in January 2013 to settle the litigation and absolve us from any further guarantee obligations under the 2007 RSA. We estimate that we could make guarantee and other payments related to the RSAs in 2013 in the range of approximately $15.0 million to approximately $20.0 million. See Notes 11 and 14 of the Notes to Consolidated Financial Statements for further discussion of the RSAs and contingent liabilities.

In 2013, we believe that we can reduce our annual operating expenses by approximately $50.0 million compared to 2012 by implementing various operational efficiency initiatives. Some of those initiatives include increasing the use of technology to support and enhance our student services, rebalancing our advertising expenditures and optimizing the use of our facilities.

Operations. Cash from operating activities decreased $282.5 million to $105.4 million in the year ended December 31, 2012 compared to $387.8 million in the year ended December 31, 2011, primarily due to:

•	lower student enrollments; and

•	a significant decrease in the amount of funds received from private education loans made to our students by third-party lenders (see “—Student Financing Update”) .

Accounts receivable less allowance for doubtful accounts was $77.3 million as of December 31, 2012 compared to $48.1 million as of December 31, 2011. Days sales outstanding increased 11.6 days to 23.6 days at December 31, 2012 compared to 12.0 days at December 31, 2011. Our accounts receivable balance and days sales outstanding at December 31, 2012 increased primarily due to, in order of significance:

•	a significant decrease in the amount of funds received from private education loans made to our students by third-party lenders (see “—Student Financing Update”); and

•	a decrease in the amount of scholarships and other awards provided to our students.

The amount of scholarships and other awards provided to our students decreased 21.2% to $66.5 million in 2012 compared to $84.4 million in 2011.

In the year ended December 31, 2011, cash from operating activities decreased $170.7 million to $387.8 million compared to $558.6 million in the year ended December 31, 2010, primarily due to:

•	lower student enrollments; and

•	a decrease in the amount of funds received from private education loans made to our students by third-party lenders.

Investing. In the year ended December 31, 2012, we spent $1.0 million to renovate, expand or construct buildings compared to $4.1 million in 2011 and $6.1 million in 2010 for similar expenditures.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $17.2 million in 2012, $26.9 million in 2011 and $26.8 million in 2010. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.

We plan to continue to upgrade and expand current facilities and equipment during 2013. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. We were a party to a Second Amended and Restated Credit Agreement dated as of January 11, 2010, as amended (the “Prior Credit Agreement”), which provided that we could borrow up to $150.0 million under two revolving credit facilities:

•	one in the maximum principal amount of $100.0 million; and

•	the other in the maximum principal amount of $50.0 million.

We could borrow under each credit facility on either a secured or unsecured basis at our election, provided that we were not in default under the Prior Credit Agreement.

Borrowings under the Prior Credit Agreement bore interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate as defined under the Prior Credit Agreement. We paid a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Prior Credit Agreement.

On March 21, 2012, we entered into a credit agreement (the “New Credit Agreement”) that provides for a $325.0 million senior revolving credit facility (the “Revolver”). The New Credit Agreement also provides that we may seek additional revolving commitments or term loan commitments in an aggregate principal amount not to exceed $125.0 million. The lenders under the New Credit Agreement are not under any obligation to provide any such additional revolving commitments or term loan commitments. The New Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under the Revolver were used to prepay the entire outstanding indebtedness under the Prior Credit Agreement. The Prior Credit Agreement was also terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the Prior Credit Agreement, borrowings under the New Credit Agreement will be used for general corporate purposes.

Borrowings under the New Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate, as defined under the New Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Revolver is determined based on the ratio of our total Indebtedness (as defined in the New Credit Agreement and which primarily includes outstanding borrowings, reserves for our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the New Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the New Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each fiscal quarter.

The New Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The New Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of December 31, 2012.

As of December 31, 2012, the borrowings under the New Credit Agreement totaled $140.0 million. The effective interest rate on our borrowings was approximately 2.40% per annum in the year ended December 31, 2012, approximately 1.20% per annum in the year ended December 31, 2011 and approximately 1.30% per annum in the year ended December 31, 2010. The commitment fee under the New Credit Agreement was 0.35% as of December 31, 2012.

Under the Repurchase Program, our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. The following table sets forth our share repurchase activity in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Repurchase authorization at beginning of period	5,796,725	4,836,725	494,225
Additional repurchase authorization	5,000,000	5,000,000	10,000,000
Number of shares repurchased	(3,025,700)	(4,040,000)	(5,657,500)

Repurchase authorization at end of period	7,771,025	5,796,725	4,836,725

Total cost of shares repurchased (in millions)	$207.9	$282.7	$434.7
Average cost per share	$68.72	$69.98	$76.83

Approximately 7.8 million shares remained available for repurchase under the Repurchase Program as of December 31, 2012. Pursuant to the Board’s stock repurchase authorization, we may repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

Proceeds from the exercise of stock options were $8.4 million in the year ended December 31, 2012 compared to $5.6 million in the year ended December 31, 2011 and $7.9 million in the year ended December 31, 2010. Excess tax benefits from the exercise of stock options were $1.4 million in the year ended December 31, 2012 compared to $1.2 million in the year ended December 31, 2011 and $3.4 million in the year ended December 31, 2010.

We believe that cash generated from operations and our investments will be adequate to satisfy our working capital, loan repayment and capital expenditure requirements for the foreseeable future. We also believe that any reduction in cash and cash equivalents or investments that may result from their use to purchase facilities, construct facilities, repay loans or repurchase shares of our common stock will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations.

Student Financing Update. In 2011 and 2010, we received funds on behalf of our students from unaffiliated private education loan programs, which represented, in aggregate, approximately 7% of our cash receipts in 2011 and 12% of our cash receipts in 2010. As previously discussed, the two private education loan programs that provided the vast majority of the private education loans to our students in 2011 and 2010 expired in 2011. As a result, in 2012, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Consolidated Balance Sheets. Payment of the student’s account balance is generally due by the end of the student’s academic year (which is generally nine months) or at the end of enrollment, whichever occurs first. As of December 31, 2012, our accounts receivable less allowance for doubtful accounts increased $29.2 million, or 60.7%, to $77.3 million compared to $48.1 million as of December 31, 2011, primarily due to the increase in the amount of internal financing that we provided to our students in 2012.

The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs for our students in 2011 has negatively impacted our liquidity and exposed us to greater credit risk. Internal student financing typically provides for payment to us by our students by the end of the student’s academic year or at the end of enrollment, whichever occurs first, compared to payments from private education loan programs, which we typically received at the beginning of a student’s academic year. This change in the timing of payments had a material adverse effect on our cash flows from operations in 2012. In addition, we have the risk of collection with respect to our internal student financing, which caused us to increase our allowance for doubtful accounts as of December 31, 2012 compared to December 31, 2011 and resulted in an increase in our bad debt expense as a percentage of revenue in the year ended December 31, 2012 to 6.1% compared to 4.1% in the year ended December 31, 2011. The increase in internal student financing was the primary cause of the 11.6-day increase in our days sales outstanding to 23.6 days as of December 31, 2012 compared to 12.0 days as of December 31, 2011. Further, our deferred revenue decreased $90.6 million, or 40.0%, to $135.9 million as of December 31, 2012 compared to $226.5 million as of December 31, 2011, primarily due to the decrease in the amount of funds received from private education loans made to our students by third-party lenders. We may continue to provide internal student financing to our students and/or assist our students in identifying other sources of financial aid (such as scholarships, see below), which could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

As discussed above under “—Capital Resources,” during the fourth quarter of 2012, we introduced the Opportunity Scholarship, which we believe will reduce our students’ need and use of private education loans and internal student financing. We believe that the amounts receivable from students to us, as well as our revenue, should also decrease in 2013, if we continue the roll-out of the Opportunity Scholarship as planned. We plan to introduce the Opportunity Scholarship program at most, if not all, of our ITT Technical Institute locations in 2013. Based on the amount of Opportunity Scholarships that we estimate may be awarded in 2013, we believe that the Opportunity Scholarships, as well as, to a lesser extent, other factors, will have the effect of reducing our revenue per student by approximately 4.0 to 6.0 percent in 2013 compared to 2012. We believe that our bad debt expense as a percentage of revenue may be in the range of approximately 4% to 6% in 2013, and may decline in future years after the Opportunity Scholarship has been offered at most of our ITT Technical Institute locations.

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$169,406	$48,323	$78,476	$32,561	$10,046
Long-term debt, including scheduled interest payments (a)	149,494	4,204	145,290	0	0
Legal settlement (b)	46,000	46,000	0	0	0
Claims and contingencies (b)	20,200	20,200	0	0	0

Total	$385,100	$118,727	$223,766	$32,561	$10,046

(a)

The long-term debt represents the Revolver under the New Credit Agreement and assumes that the $140.0 million outstanding balance under the Revolver as of December 31, 2012 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of December 31, 2012.
(b)	The $46.0 million in the Legal settlement line item and the $20.2 million in the Claims and contingencies line item are included in the $66.2 million recorded liability for claims and contingencies in Other current liabilities on our Consolidated Balance Sheet as of December 31, 2012. The $20.2 million is an estimate of the amount of claims and contingencies that we believe we will pay during 2013, the substantial majority of which relate to our guarantee obligations under the RSAs. The recorded liability for claims and contingencies of $57.2 million, which is included in Other liabilities on our Consolidated Balance Sheet as of December 31, 2012, is not included in the table above, because we cannot reasonably predict the timing of possible payments that we believe we will make after 2013 related to our claims and contingencies, the substantial majority of which relate to our guarantee obligations under the RSAs. See Note 14 of the Notes to Consolidated Financial Statements for additional information on our claims and contingencies as of December 31, 2012.

The table above does not reflect unrecognized tax benefits of $20.7 million and accrued interest related to unrecognized tax benefits of $5.7 million, because we cannot reasonably predict the timing of the resolution of the related tax positions beyond 2013. See Note 12 of the Notes to Consolidated Financial Statements for additional information on the unrecognized tax benefits as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 11 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2012, the total face amount of those surety bonds was approximately $27.3 million.

On January 20, 2010, we entered into the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued the PEAKS Senior Debt to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt, which requirement we guarantee. As of December 31, 2012, the value of the assets of the PEAKS Trust satisfied this requirement. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020. The outstanding principal balance of the PEAKS Senior Debt was approximately $270.5 million as of December 31, 2012 and approximately $260.0 million as of January 31, 2013.

In connection with the PEAKS Program, the lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. We transferred to the PEAKS Trust a portion of the amount of each private education loan disbursed to us under the PEAKS Program, in exchange for a subordinated note issued by the PEAKS Trust (“Subordinated Note”). The Subordinated Note does not bear interest, and principal is due on the Subordinated Note following the repayment of the PEAKS Senior Debt, the payment of fees and expenses of the PEAKS Trust and the reimbursement of the amount of any payments made by us under the PEAKS Guarantee (as defined below). The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the student loans from the lender.

We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “PEAKS Guarantee”). No call premiums are due on the PEAKS Senior Debt after January 2013. The PEAKS Guarantee contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS

Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under our guarantee and payment of the Subordinated Note, in each case only to the extent of available funds remaining in the PEAKS Trust.

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

On February 20, 2009, we entered into agreements with an unaffiliated entity (the “2009 Entity”) to create a program that made private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources did not cover (the “2009 Loan Program”). In connection with the 2009 Loan Program, we entered into the 2009 RSA with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141.0 million. No new private education loans were or will be made under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012. Our obligations under the 2009 RSA will remain in effect until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of December 31, 2012, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of December 31, 2012.

In addition, beginning in the second fiscal quarter of 2009 we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We made the advances, which bear interest, so that the 2009 Entity could use those funds primarily to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date.

We evaluate the Subordinated Note and the Revolving Note individually for impairment when circumstances indicate that their carrying values may not be recoverable. We recorded an impairment charge in the amount of $15.2 million with respect to the Subordinated Note and Revolving Note in the three months ended December 31, 2012. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of the impairment.

In the year ended December 31, 2012, we made guarantee and other payments, net of recoveries, related to the RSAs in the amount of approximately $16.9 million. See Notes 11 and 14 of the Notes to Consolidated Financial Statements for further discussion of the RSAs.

We also are a party to the 2007 RSA with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charged off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Based on information that we received from the lender, we believe that the total original principal amount of private education loans made under the 2007 RSA, net of amounts refunded under those loans, was approximately $180.0 million. On December 28, 2012, we agreed to pay $46.0 million to the lender to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA. We paid the $46.0 million in January 2013.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of December 31, 2012, our recorded liability for these claims and contingencies was approximately $123.4 million, the substantial majority of which pertained to our guarantee obligations under the RSAs and $46.0 million of which pertained to the settlement of the 2007 RSA. Approximately $66.2 million of the recorded liability was included in Other current liabilities and approximately $57.2 million was included in Other liabilities on our Consolidated Balance Sheet as of December 31, 2012.

The Other current liabilities balance of $66.2 million as of December 31, 2012 included $46.0 million that we paid in January 2013 to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA. We believe that the $57.2 million included in Other liabilities as of December 31, 2012 will be paid over the next seven to ten years for our estimated guarantee obligations under the RSAs.

We review various factors and make certain assumptions when determining the amount to recognize as a contingent liability with respect to the guarantee arrangements under the RSAs at the end of each reporting period. The principal factor that we review is the repayment performance of the private education loans under each of the RSAs. As each portfolio of private education loans matures, additional data related to the performance of the loans and other information regarding the loans becomes available to us that we utilize to estimate the related contingent liability. In certain reporting periods, there have been disruptions in the servicing of a portion of the private education loans under the RSAs, which we believe has negatively impacted the repayment performance of those private education loans. We cannot predict with any certainty the extent to which the servicing disruptions may affect the repayment performance of those loans in future periods, or whether other servicing disruptions will occur in the future. If additional servicing disruptions occur or other factors negatively impact the repayment performance of the private education loans under the RSAs in the future, the contingent liability associated with those guarantees would increase and we could be required to pay additional material amounts under our guarantee obligations which could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on results from operations and cash flow would not have been material for the year ended December 31, 2012.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-30 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of December 31, 2012, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of December 31, 2012.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

The effectiveness of our internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act (“ICFR”), as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report dated February 22, 2013, which appears on page F-2 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There were no changes in our ICFR that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our audit committee members and financial expert, code of ethics and disclosure of delinquent Section 16 filers is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

The following is the current biographical information with respect to our directors, our nominees for director and our executive officers. Unless otherwise specified, the occupation of each individual has been the same for the past five years.

Kevin M. Modany, age 46, has served as our Chairman since February 2008 and as our Chief Executive Officer since April 2007. He also served as our President from April 2005 through March 2009. Mr. Modany has been a Director of ours since July 2006.

John F. Cozzi, age 51, has served as managing director of AEA Investors LP, a private equity firm, since January 2004. Mr. Cozzi has been a Director of ours since October 2003.

John E. Dean, age 62, is an attorney who has specialized in higher education law since April 1985. Mr. Dean has been a partner at the Law Offices of John E. Dean since June 2005. Mr. Dean has also served as a principal of Washington Partners, LLC, a public affairs firm, since June 2002. Mr. Dean has been a Director of ours since December 1994.

James D. Fowler, Jr., age 68, served as senior vice president and director, human resources of ITT Industries, Inc., an industrial, commercial machinery and equipment company, from November 2000 until his retirement in October 2002. Mr. Fowler has been a Director of ours since April 1994.

Joanna T. Lau, age 54, has served as chairperson and chief executive officer of Lau Acquisition Corporation (doing business as LAU Technologies), a management consulting and investment firm, since March 1990. She is also a director of DSW Inc. During the past five years, Ms. Lau was also a director of TD Banknorth, Inc. Ms. Lau has been a Director of ours since October 2003.

Thomas I. Morgan, age 59, has served as chairman of Baker & Taylor, Inc. (“B&T”), a distributor of physical and digital books, entertainment products and value-added services, since July 2008. He served as chief executive officer of B&T from July 2008 through January 2013. Prior to that, Mr. Morgan served as chief executive officer of Hughes Supply, Inc., a diversified wholesale distributor of construction, repair and maintenance-related products, from May 2003 until his retirement in March 2006. Mr. Morgan is also a director of Rayonier, Inc. and Tech Data Corporation. During the past five years, he was also a director of Waste Management, Inc. Mr. Morgan previously served as a Director of ours from May 2006 to June 2008, and currently has served as a Director of ours since January 2013.

Samuel L. Odle, age 63, has been a consultant, primarily in the healthcare and life sciences fields, since July 2012. Prior to that, he served as president and chief executive officer of Methodist Hospital (“MH”) and Indiana University Hospital (“IUH”) and executive vice president of Indiana University Health (formerly Clarian Health Partners) (“IU Health”), an Indianapolis-based private, non-profit healthcare organization comprised of MH, IUH and Riley Hospital for Children, since July 2004. Mr. Odle has been a Director of ours since January 2006.

Vin Weber, age 60, has served as co-chairman and partner of Mercury Public Affairs LLC (doing business as Mercury/Clark & Weinstock), a public affairs and lobbying firm, since October 2011. Mr. Weber was a partner at Clark & Weinstock Inc. (“C&W”) from 1994 until October 2011 and was the chief executive officer of C&W from 2007 until October 2011. During the past five years, he was also a director of Lenox Group, Inc. Mr. Weber has been a Director of ours since December 1994.

John A. Yena, age 72, has served as chairman of the board, emeritus of Johnson & Wales University (“J&W”), a postsecondary educational institution, since November 2011. Mr. Yena served as chairman of the board of J&W from June 2004 until November 2011. During the past five years, he was also a director of Bancorp Rhode Island, Inc. Mr. Yena has been a Director of ours since May 2006.

Todd S. Coombes, age 51, has served as our Executive Vice President, Chief Information Officer since December 2012. Mr. Coombes served as chief information officer and chief technology officer of CNO Financial Group, Inc., a holding company for a group of insurance companies, from June 2005 through November 2012.

Clark D. Elwood, age 52, has served as an Executive Vice President and our Chief Administrative Officer since April 2009 and as our Chief Legal Officer since April 2010. He served as a Senior Vice President of ours from December 1996 through March 2009, as our Secretary from October 1992 through March 2010, and as our General Counsel from May 1991 through March 2010. Mr. Elwood has announced his retirement from our company effective May 10, 2013.

Eugene W. Feichtner, age 57, has served as an Executive Vice President and as President, ITT Technical Institute Division since April 2009. He served as our Senior Vice President, Operations from March 2004 through March 2009.

Daniel M. Fitzpatrick, age 53, has served as our Executive Vice President, Chief Financial Officer since April 2009. He served as our Senior Vice President, Chief Financial Officer from June 2005 through March 2009.

June M. McCormack, age 64, has served as an Executive Vice President since April 2009 and as our President, Online Division since May 2008. Ms. McCormack also served as our Interim Chief Information Officer from May 2012 through November 2012.

Glenn E. Tanner, age 65, has served as our Executive Vice President, Chief Marketing Officer since April 2009. He served as our Senior Vice President, Marketing from April 2007 through March 2009.

Item 11. Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Financial Statements:

2. Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2012, 2011 and 2010 appear on page F-29 of this Annual Report.

3. Quarterly Financial Results for 2012 and 2011 (unaudited) appear on page F-30 of this Annual Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2012. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2012.

The effectiveness of our ICFR as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its accompanying report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.1 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-1. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 22, 2013

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$246,342	$228,993
Short-term investments	0	148,488
Restricted cash	601	2,128
Accounts receivable, less allowance for doubtful accounts of $15,663 and $9,175	77,313	48,106
Deferred income taxes	44,547	9,759
Prepaid expenses and other current assets	16,162	18,814

Total current assets	384,965	456,288

Property and equipment, net	189,890	201,257
Deferred income taxes	56,112	33,267
Other assets	41,263	38,006

Total assets	$672,230	$728,818

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,304	$78,876
Accrued compensation and benefits	21,023	21,438
Other current liabilities	86,722	18,190
Deferred revenue	135,900	226,543

Total current liabilities	306,949	345,047

Long-term debt	140,000	150,000
Other liabilities	98,327	64,972

Total liabilities	545,276	560,019

Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371
Capital surplus	206,703	189,573
Retained earnings	959,072	827,675
Accumulated other comprehensive (loss)	(7,930)	(9,479)
Treasury stock, 13,744,395 and 10,969,425 shares, at cost	(1,031,262)	(839,341)

Total shareholders’ equity	126,954	168,799

Total liabilities and shareholders’ equity	$672,230	$728,818

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$1,287,209	$1,499,949	$1,596,529
Costs and expenses:
Cost of educational services	539,223	553,065	537,855
Student services and administrative expenses	422,345	439,808	445,125
Settlement cost	21,750	0	0
Loss related to private student loan programs	71,102	0	0

Total costs and expenses	1,054,420	992,873	982,980

Operating income	232,789	507,076	613,549
Interest income	1,348	2,902	2,504
Interest (expense)	(3,723)	(1,825)	(1,918)

Income before provision for income taxes	230,414	508,153	614,135
Provision for income taxes	89,949	200,401	239,969

Net income	$140,465	$307,752	$374,166

Earnings per share:
Basic	$5.88	$11.22	$11.28
Diluted	$5.85	$11.13	$11.17
Weighted average shares outstanding:
Basic	23,880	27,429	33,165
Diluted	23,999	27,655	33,501

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$140,465	$307,752	$374,166
Other comprehensive income (loss), net of tax:
Net actuarial pension (loss) gain, net of income tax of $242, $3,709 and $1,300	379	(5,795)	(2,028)
Net actuarial pension loss amortization, net of income tax of $1,062, $704 and $749	1,656	1,099	1,168
Prior service credit, net of income tax of $0, $0 and $4,058	0	0	6,312
Prior service cost (credit) amortization, net of income tax of $607, $607 and $0	(948)	(948)	28
Pension settlement (loss), net of income tax of $309, $470 and $0	483	734	0
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0 and $0	(21)	(60)	104

Other comprehensive income (loss), net of tax	1,549	(4,970)	5,584

Comprehensive Income	$142,014	$302,782	$379,750

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$140,465	$307,752	$374,166
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,350	27,886	26,797
Provision for doubtful accounts	78,307	61,308	86,935
Deferred income taxes	(58,640)	(8,991)	(14,557)
Excess tax benefit from stock option exercises	(1,382)	(1,166)	(3,383)
Stock-based compensation expense	16,658	17,074	15,813
Settlement cost	21,750	0	0
Asset impairment	15,166	0	0
Other	6,992	(1,936)	468
Changes in operating assets and liabilities:
Restricted cash	1,527	(1,873)	1,636
Accounts receivable	(107,514)	(40,477)	(70,446)
Accounts payable	(15,572)	10,956	6,645
Other operating assets and liabilities	68,890	35,118	62,057
Deferred revenue	(90,643)	(17,819)	72,429

Net cash flows from operating activities	105,354	387,832	558,560

Cash flows from investing activities:
Facility expenditures and land purchases	(1,046)	(4,053)	(6,118)
Capital expenditures, net	(17,204)	(26,847)	(26,811)
Proceeds from sales and maturities of investments and repayment of notes	217,301	337,032	385,306
Purchase of investments and note advances	(75,887)	(352,195)	(451,594)

Net cash flows from investing activities	123,164	(46,063)	(99,217)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,382	1,166	3,383
Proceeds from exercise of stock options	8,345	5,599	7,893
Debt issue costs	(1,525)	0	0
Proceeds from revolving borrowings	175,000	0	0
Repayment of revolving borrowings	(185,000)	0	0
Repurchase of common stock and shares tendered for taxes	(209,371)	(283,320)	(435,628)

Net cash flows from financing activities	(211,169)	(276,555)	(424,352)

Net change in cash and cash equivalents	17,349	65,214	34,991
Cash and cash equivalents at beginning of period	228,993	163,779	128,788

Cash and cash equivalents at end of period	$246,342	$228,993	$163,779

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$139,919	$196,387	$259,788
Interest	$3,047	$1,842	$1,914
Non-cash financing activities:
Issuance of treasury stock for Directors’ compensation	$37	$30	$30

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated Other
	Common Stock		Capital	Retained	Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2009	54,069	$541	$154,495	$1,006,903	($10,093)	(18,623)	($995,261)	$156,585

Net income				374,166				374,166
Other comprehensive income, net of income tax					5,584			5,584
Exercise of stock options and equity awards				(13,631)		214	21,524	7,893
Tax benefit from exercise of stock options and equity award vesting			3,627					3,627
Stock-based compensation			15,813					15,813
Common shares repurchased						(5,658)	(434,656)	(434,656)
Issuance of shares for Directors’ compensation				1		1	29	30
Shared tendered for taxes						(10)	(972)	(972)
Common shares retired	(17,000)	(170)		(842,761)		17,000	842,931	0

Balance as of December 31, 2010	37,069	371	173,935	524,678	(4,509)	(7,076)	(566,405)	128,070

Net income				307,752				307,752
Other comprehensive (loss), net of income tax					(4,970)			(4,970)
Exercise of stock options and equity awards				(4,756)		155	10,355	5,599
Tax benefit from exercise of stock options and equity award vesting			1,190					1,190
Stock-based compensation			14,448					14,448
Common shares repurchased						(4,040)	(282,701)	(282,701)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(619)	(619)

Balance as of December 31, 2011	37,069	371	189,573	827,675	(9,479)	(10,969)	(839,341)	168,799

Net income				140,465				140,465
Other comprehensive income, net of income tax					1,549			1,549
Exercise of stock options and equity awards				(9,067)		272	17,412	8,345
Tax benefit from exercise of stock options and equity award vesting			918					918
Stock-based compensation			16,212					16,212
Common shares repurchased						(3,026)	(207,918)	(207,918)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(22)	(1,453)	(1,453)

Balance as of December 31, 2012	37,069	$371	$206,703	$959,072	($7,930)	(13,744)	($1,031,262)	$126,954

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1. Business and Significant Accounting Policies

Business. We are a leading proprietary provider of postsecondary education in the United States based on revenue and student enrollment. As of December 31, 2012, we were offering master, bachelor and associate degree programs to approximately 61,000 students and had 149 college locations (including 147 campuses and two learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” (“DWC”) name. Our corporate headquarters are located in Carmel, Indiana.

Basis of Presentation. The consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions are eliminated upon consolidation. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. As of December 31, 2012, we were not required to include the financial results of any variable interest entity in our consolidated financial statements.

Use of Estimates. The preparation of these consolidated financial statements, in accordance with GAAP, includes estimates and assumptions that are determined by our management. Actual results could differ materially from the estimates. Significant accounting estimates and assumptions are used for, but not limited to:

•	the allowance for doubtful accounts;

•	useful lives of tangible and intangible assets;

•	asset impairments;

•	fair value;

•	self insurance;

•	pension liabilities;

•	stock-based compensation;

•	guarantees;

•	unrecognized tax benefits; and

•	litigation exposures.

Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash. The funds from the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”), and certain other monies transferred to us by electronic funds transfer, are subject to holding restrictions before they can be drawn into our cash account. The funds subject to these holding periods are identified as restricted cash until they are applied to the students’ accounts. We also maintain an escrow account for a guarantee obligation to an unaffiliated third party under a private education loan program for our students. The funds in this escrow account are considered restricted cash and classified as other assets. The balance in this escrow account as of December 31, 2012 and December 31, 2011 was not material.

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

Asset Impairment. We regularly review our long-lived assets (which are primarily property and equipment) and notes receivable for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We evaluate each note receivable individually for impairment.

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

We consider a note receivable to be impaired when, based on current information or events, it is probable that we will be unable to collect all amounts of principal and interest owed on the underlying note according to the terms of the note. If the present value of the expected future cash flows from the note receivable discounted at the underlying note’s effective interest rate is less than the carrying value of the underlying note, we recognize an impairment loss in the amount of the difference.

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

Contingent Liabilities. We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, business transactions, guarantee obligations and employee-related matters, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

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

We generally issue shares of our common stock from treasury shares upon the exercise of stock options or vesting of RSUs. As of December 31, 2012, 13,744,395 shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we are unable to determine at this point how many shares we will repurchase over the next 12 months. See Note 5 for additional disclosures regarding our stock repurchases.

Operating Leases. We lease our non-owned facilities under operating lease agreements. Common provisions within our operating lease agreements include:

•	renewal options, which can be exercised after the initial lease term;

•	rent escalation clauses;

•	tenant improvement allowances; and

•	rent holidays.

We record the rent expense associated with each operating lease agreement evenly over the term of the lease. The difference between the amount of rent expense recorded and the amount of rent actually paid is recorded as either prepaid or accrued rent, which is included in Other assets or Other liabilities, on our Consolidated Balance Sheets.

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

In July 2012, the FASB issued ASU No. 2012-02, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). This update allows an entity to first assess qualitative factors to determine whether it must perform a quantitative impairment test. An entity would be required to calculate the fair value of an indefinite-lived intangible asset, if the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived asset is impaired. This guidance is effective for impairment tests performed for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, which is included in the Codification under ASC 220. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance became effective for our interim and annual reporting periods beginning January 1, 2012. Prior to January 1, 2012, we presented total Comprehensive income and the components of Other comprehensive income in our Consolidated Statements of Shareholders’ Equity. After December 31, 2011, we have presented total Comprehensive income and the components of Other comprehensive income in our Consolidated Statements of Comprehensive Income.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2012:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$154,661	$154,661	$0	$0
Other assets:
Money market fund	8,622	8,622	0	0

	$163,283	$163,283	$0	$0

The following table sets forth information regarding the fair value measurement of our financial assets as of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market funds	$228,287	$228,287	$0	$0
Short-term investments:
U.S. Treasury obligations	100,517	100,517	0	0
Government agency obligations	31,351	0	31,351	0
Corporate obligations	16,620	0	16,620	0
Other assets:
Money market fund	7,576	7,576	0	0

	$384,351	$336,380	$47,971	$0

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

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Other assets on our Consolidated Balance Sheet was approximately $9,600 as of December 31, 2012 and approximately $19,000 as of December 31, 2011. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our long-term debt was approximately $140,000 as of December 31, 2012 and $150,000 as of December 31, 2011. The fair value of our long-term debt was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our long-term debt. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

Financial instruments that potentially subject us to credit risk consist primarily of accounts receivable, interest-bearing investments and notes receivable. There is no concentration of credit risk of our accounts receivable, as the total is comprised of a large number of individual balances owed by students whose credit profiles vary and who are located throughout the United States. Our interest-bearing investments generally consist of high-quality securities issued by various entities and major financial institutions. Certain of the assets of the party to whom we issued one of the notes receivable serve as collateral for the repayment of the note.

4. Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•

2006 ITT Educational Services, Inc. Equity Compensation Plan – Awards may be granted to our employees and directors under the 2006 ITT Educational Services, Inc. Equity Compensation Plan, as amended (“2006 Equity Compensation Plan”) in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units and other stock-based awards as defined in the plan. The maximum number of shares of our common stock that may be issued pursuant to awards under this plan is 4,000,000. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by three shares. As of December 31, 2012, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

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

The stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated were as follows:

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$16,658	$17,074	$15,813
Income tax (benefit)	($6,414)	($6,574)	($6,089)

We did not capitalize any stock-based compensation cost in the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $19,300, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.8 years.

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

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Year Ended December 31, 2012
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,765,881	$79.24	$139,922
Granted	156,500	$75.16	11,763
Forfeited	(13,334)	$90.52	(1,207)
Exercised	(202,820)	$41.14	(8,345)
Expired	(131,623)	$64.14	(8,442)

Outstanding at end of period	1,574,604	$84.90	$133,691	3.1 years	$0

Exercisable at end of period	1,223,431	$85.19	$104,220	2.6 years	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on December 31, 2012 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Shares subject to stock options granted	156,500	159,500	305,000
Weighted average grant date fair value	$31.36	$28.90	$43.59
Shares subject to stock options exercised	202,820	118,410	179,079
Intrinsic value of stock options exercised	$4,802	$3,095	$8,920
Proceeds received from stock options exercised	$8,345	$5,599	$7,893
Tax benefits realized from stock options exercised	$1,602	$1,190	$3,385

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price. The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rates	0.7%	1.8%	2.2%
Expected lives (in years)	4.5	4.7	4.6
Volatility	51%	48%	43%
Dividend yield	None	None	None

Restricted Stock Units. Under the 2006 Equity Compensation Plan, RSUs awarded are subject to a restriction period of at least: (a) for awards made prior to November 24, 2010, three years in the case of a time-based period of restriction and one year in the case of a performance-based period of restriction; and (b) for awards made after November 24, 2010, one year. All RSUs awarded under the 2006 Equity Compensation Plan that were not vested as of December 31, 2012 have a time-based restriction period that ranges from ending on the first to the third anniversary of the date of grant.

The following table sets forth the number of RSUs that were granted, forfeited and vested in the period indicated:

	Year Ended December 31, 2012
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	314,006	$79.44
Granted	275,256	$73.87
Forfeited	(57,791)	$75.58
Vested	(117,826)	$82.67

Unvested at end of period	413,645	$75.35

In the year ended December 31, 2012:

•	48,935 RSUs vested and were settled in cash for $3,073; and

•	68,891 RSUs vested and were settled in shares of our common stock having a fair market value of $4,568.

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $2,454 in the year ended December 31, 2011 and $3,593 in the year ended December 31, 2010.

5. Stock Repurchases

As of December 31, 2012, approximately 7.8 million shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Year Ended December 31,
	2012	2011
Number of shares	3,025,700	4,040,000
Total cost	$207,918	$282,701
Average cost per share	$68.72	$69.98

6. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,880	27,429	33,165
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	119	226	336

Outstanding shares for diluted earnings per share calculation	23,999	27,655	33,501

A total of approximately 1,688,000 shares for fiscal year 2012, approximately 1,113,000 shares for fiscal year 2011 and approximately 788,000 shares for fiscal year 2010 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

7. Debt

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

Borrowings under the Prior Credit Agreement bore interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative based rate, as defined under the Prior Credit Agreement. We paid a facility fee equal to 0.25% per annum on the daily amount of the commitment (whether used or unused) under the Prior Credit Agreement.

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

Borrowings under the New Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate, as defined under the New Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Revolver is determined based on the ratio of our total Indebtedness (as defined in the New Credit Agreement and which primarily includes outstanding borrowings, reserves for our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the New Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the New Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each fiscal quarter.

The New Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The New Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of December 31, 2012.

As of December 31, 2012, the borrowings under the New Credit Agreement totaled $140,000. The effective interest rate on our borrowings was approximately 2.40% per annum in the year ended December 31, 2012, approximately 1.20% per annum in the year ended December 31, 2011 and approximately 1.30% per annum in the year ended December 31, 2010. The commitment fee under the New Credit Agreement was 0.35% as of December 31, 2012.

We recognized interest expense on our borrowings of $3,303 in the year ended December 31, 2012, $1,825 in the year ended December 31, 2011 and $1,912 in the year ended December 31, 2010.

8. Financial Aid Programs

We participate in various Title IV Programs of the HEA. In 2012, approximately 80% of our revenue determined on a cash accounting basis under the calculation of the provision of the HEA commonly referred to as the “90/10 Rule” was from funds distributed under these programs.

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

9. Investments

Our available-for-sale investments were classified as short-term investments on our December 31, 2012 and 2011 Consolidated Balance Sheets. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	December 31, 2012			December 31, 2011
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available-for-Sale Investments:
U.S. Treasury obligations	$0	$0	$0	$100,517	$100,480	$37
Government agency obligations	0	0	0	31,351	31,354	(3)
Corporate obligations	0	0	0	16,620	16,633	(13)

	$0	$0	$0	$148,488	$148,467	$21

The following table sets forth the components of investment income included in interest income in our Consolidated Statements of Income in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Realized net gains on the sale of investments	$40	$325	$96
Interest income on investments	292	414	731

Total investment income	$332	$739	$827

10. Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2012	2011
Furniture and equipment	$171,534	$167,743
Buildings and building improvements	134,303	131,243
Land and land improvements	39,609	39,609
Leasehold improvements	21,447	18,055
Software	8,620	8,620
Construction in progress	1,177	6,000

	$376,690	$371,270
Less: Accumulated depreciation and amortization	(186,800)	(170,013)

Property and equipment, net	$189,890	$201,257

Software includes purchased and internally developed software.

The following table sets forth the depreciation and amortization expense for the assets listed above in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Depreciation and amortization expense	$29,320	$27,856	$26,764

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Consolidated Balance Sheets. The discount is amortized and recognized in Interest income on our Consolidated Statements of Income over the term of the Subordinated Note. The maturity date of the Subordinated Note is in March 2026. The face value of the Subordinated Note was approximately $73,000 as of December 31, 2012 and approximately $78,000 as of December 31, 2011.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of December 31, 2012, the value of the assets of the PEAKS Trust satisfied this requirement.

We guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”). No call premiums are due on the PEAKS Senior Debt after January 2013. We made guarantee and other payments related to the PEAKS Program to the PEAKS Trust of $15,104 in the year ended December 31, 2012, of which approximately $14,600 was made in the three months ended December 31, 2012. See Note 14 – Commitments and Contingencies, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the fiscal year ended December 31, 2012 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of December 31, 2012 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our consolidated financial statements for the fiscal year ended December 31, 2012. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our consolidated financial statements.

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

In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. We paid $1,756 in guarantee obligations, net of recoveries, related to the 2009 RSA in the year ended December 31, 2012. See Note 14 – Commitments and Contingencies, for further discussion of the 2009 RSA.

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We did not make any advances in the fiscal year ended December 31, 2012 to the 2009 Entity under the Revolving Note that we were not contractually required to make. We made advances of approximately $550 in the fiscal year ended December 31, 2011 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and may be repaid at any time without penalty prior to its 2026 maturity date. The amount owed to us under the Revolving Note was approximately $8,300 as of December 31, 2012 and approximately $9,300 as of December 31, 2011.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note, but we may decide to do so in the foreseeable future.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of December 31, 2012 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our consolidated financial statements for the fiscal year ended December 31, 2012. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our consolidated financial statements.

We evaluate the Subordinated Note and the Revolving Note individually for impairment when circumstances indicate that their carrying values may not be recoverable. We consider a note to be impaired when, based on current information or events, it is probable that we will be unable to collect all amounts of principal and interest owed on the note according to the terms of the note. The accrual of interest (or accretion of discount in the case of the Subordinated Note) is discontinued when, in our opinion, the borrower may be unable to make payments owed under the note as they become due.

We determined the amount of impairment with respect to the Subordinated Note and the Revolving Note by computing the present value of the expected future cash flows (discounted at the note’s effective interest rate) and comparing the result to the carrying value of the note. We recorded an impairment charge in the aggregate amount of $15,200 with respect to the Subordinated Note and the Revolving Note in the three months ended December 31, 2012, which equaled the amount that the carrying value of those notes exceeded the present value of the expected future cash flows from those notes. The aggregate carrying value of the Subordinated Note and Revolving Note prior to recording the impairment charge was approximately $18,100. The aggregate carrying value of the Subordinated Note and the Revolving Note was approximately $2,900 as of December 31, 2012 and is included in Other assets on our Consolidated Balance Sheet. We did not recognize any interest income related to the Subordinated Note or the Revolving Note in our Consolidated Statements of Income during the time that the Subordinated Note and the Revolving Note were impaired.

12. Income Taxes

The following table sets forth the components of the provision for income taxes in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Current income tax expense:
U.S. federal	$126,585	$174,264	$216,839
State and local	22,004	35,128	37,687

Total	$148,589	$209,392	$254,526
Deferred income tax (benefit):
U.S. federal	($50,214)	($7,564)	($12,244)
State and local	(8,426)	(1,427)	(2,313)

Total	($58,640)	($8,991)	($14,557)

Total provision for income taxes	$89,949	$200,401	$239,969

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2012	2011
Deferral of book costs	($1,810)	($1,934)
Property and equipment	(6,416)	(9,742)
Pension	(2,712)	(1,674)
Other	(2,308)	(2,159)

Gross deferred tax (liabilities)	($13,246)	($15,509)

Deferred revenue	$14,687	$5,400
Accounts receivable	6,073	3,581
Legal accrual	2,018	1,980
Compensation and benefits	1,643	1,316
Stock-based compensation	22,680	20,255
Operating leases	735	724
Legal settlement accrual	17,834	0
Other assets	18,772	11,575
Other contingent liabilities	29,463	13,704

Gross deferred tax assets	$113,905	$58,535

Net deferred income tax asset	$100,659	$43,026

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income in the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4%	4.0%	3.6%
Other	0.6%	0.4%	0.5%

Effective income tax rate	39.0%	39.4%	39.1%

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

	Year Ended December 31,
	2012	2011	2010
Balance as of January 1	$22,050	$22,888	$13,274
Increases (decreases) from:
Tax positions taken during a prior period	195	1,042	522
Tax positions taken during the current period	759	2,434	9,461
Settlements with taxing authorities	(1,027)	(2,487)	(78)
Lapse of statute of limitations	(1,287)	(1,827)	(291)

Balance as of December 31	$20,690	$22,050	$22,888

The amount of unrecognized tax benefits that, if recognized, would have affected our effective tax rate as of December 31, 2012 was $9,649. We do not expect the amount of our unrecognized tax benefits to significantly increase or decrease during the next 12 months. The amount of interest and penalties related to unrecognized tax benefits accrued on our Consolidated Balance Sheets was $5,699 as of December 31, 2012 and $5,177 as of December 31, 2011. In each of the years ended December 31, 2012, 2011 and 2010, the amount of interest expense and penalties related to our unrecognized tax benefits that we recognized in our Consolidated Statements of Income was not material.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of December 31, 2012, we were no longer subject to federal, state or local income tax examinations for tax years prior to 2009, except in nine states where we are still subject to income tax examinations for tax year 2008 and one state where we are still subject to income tax examination for the tax years 2005 through 2007.

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

Effective January 1, 2011, we changed the rates at which interest is credited under the ESI Pension Plan and ESI Excess Pension Plan. This change resulted in the recognition of $10,370 of prior service credits in other comprehensive income in the year ended December 31, 2010.

The information presented below is based on an actuarial valuation date as of December 31 for 2012 and 2011.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2012	2011
Projected benefit obligation at beginning of year	$54,485	$49,878
Service cost	0	0
Actuarial loss	3,180	5,215
Interest cost	2,062	2,405
Benefits paid	(2,481)	(3,013)
Plan amendments	0	0

Projected benefit obligation at end of year	$57,246	$54,485
Fair value of plan assets at end of year	64,390	58,839

Funded status at end of year	$7,144	$4,354

Our accumulated benefit obligation was $57,246 at December 31, 2012 and $54,485 at December 31, 2011.

The following table sets forth the funded status of our defined benefit plans that was recognized on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2012	2011
Non-current assets	$7,459	$4,641
Non-current (liabilities)	(315)	(287)

Total	$7,144	$4,354

The weighted-average assumptions used to determine benefit obligations as of December 31, 2012 and 2011 are as follows:

	2012	2011
Discount rate	3.25%	4.00%
Rate of compensation increase	N/A	N/A

The following table sets forth the change in plan assets for the periods indicated:

	Year Ended December 31,
	2012	2011
Fair value of plan assets at beginning of year	$58,839	$61,385
Actual return on plan assets	8,032	467
Employer contributions	0	0
Benefits paid	(2,481)	(3,013)

Fair value of plan assets at end of year	$64,390	$58,839

The following tables set forth the fair value of total plan assets by major asset category as of the dates indicated:

		Fair Value Measurements as of December 31, 2012
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$1,078	$1,078	$0	$0
Fixed income securities (a)	17,318	17,318	0	0
Equity securities:
Domestic large cap	29,594	29,594	0	0
Mid cap value/growth (a)	9,090	9,090	0	0
Small cap value/growth (a)	5,137	5,137	0	0
Foreign equities	2,173	2,173	0	0

Total	$64,390	$64,390	$0	$0

(a)	Mutual funds.

		Fair Value Measurements as of December 31, 2011
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$573	$573	$0	$0
Fixed income securities (a)	19,000	19,000	0	0
Equity securities:
Domestic large cap	25,424	25,424	0	0
Mid cap value/growth (a)	7,744	7,744	0	0
Small cap value/growth (a)	4,343	4,343	0	0
Foreign equities	1,755	1,755	0	0

Total	$58,839	$58,839	$0	$0

(a)	Mutual funds.

We used quoted prices in active markets for identical assets as of the measurement dates to value our plan assets that were categorized as Level 1.

The following table sets forth the amounts in Accumulated other comprehensive loss on our Consolidated Balance Sheets that have not been recognized as components of net periodic benefit cost as of the dates indicated.

	As of December 31,
	2012	2011
Net actuarial (loss)	($20,191)	($24,322)
Prior service credit	7,133	8,688

Total accumulated other comprehensive (loss)	($13,058)	($15,634)
Income tax benefit	5,128	6,134

Total accumulated other comprehensive (loss), net of tax	($7,930)	($9,500)

The following table sets forth the components of net periodic pension (benefit) cost in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Interest cost	$2,062	$2,405	$3,048
Expected return on assets	(4,231)	(4,756)	(4,401)
Recognized net actuarial loss	2,718	1,803	1,917
Amortization of prior service (credit) cost	(1,555)	(1,555)	28
Settlement loss	792	1,204	0

Total net periodic pension (benefit) cost	($214)	($899)	$592

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

The following table sets forth the amounts related to changes in plan assets and projected benefit obligations that were recognized in other comprehensive (income) loss in the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net actuarial (gain) loss	($621)	$9,504	$3,328
Amortization of net actuarial loss	(2,718)	(1,803)	(1,917)
Prior service cost (credit)	0	0	(10,370)
Amortization of prior service cost (credit)	1,555	1,555	(28)
Settlement	(792)	(1,204)	0

Other comprehensive (income) loss	($2,576)	$8,052	($8,987)

Total recognized in net periodic pension (benefit) cost and other comprehensive (income) loss	($2,790)	$7,153	($8,395)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans. The estimated net actuarial loss that is expected to be amortized from accumulated other comprehensive loss and recognized in net periodic pension cost for the year ended December 31, 2013 is $2,176 and the estimated prior service credit that is expected to be amortized from accumulated other comprehensive loss and recognized in net periodic pension benefit for the year ended December 31, 2013 is $1,555.

The weighted-average assumptions used to determine net periodic pension cost in the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Discount rate	4.00%	5.00%	5.50%
Expected long-term return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2013	$3,479
Fiscal 2014	$3,684
Fiscal 2015	$3,587
Fiscal 2016	$4,452
Fiscal 2017	$4,292
Fiscal 2018 – 2022	$17,609

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

In 2012 and 2011, we made no contributions to the ESI Excess Pension Plan or the ESI Pension Plan. We do not expect to make any contributions to either the ESI Pension Plan or the ESI Excess Pension Plan in 2013.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were:

•	$4,597 in the year ended December 31, 2012;

•	$5,308 in the year ended December 31, 2011; and

•	$5,063 in the year ended December 31, 2010.

14. Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2012, the total face amount of those surety bonds was approximately $27,300.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of December 31, 2012, our recorded liability for these claims and contingencies was $123,439, the substantial majority of which pertained to our guarantee obligations under the 2009 RSA and PEAKS Program (collectively, the “RSAs”) and $46,000 of which pertained to the settlement of our guarantee obligations under the Risk Sharing Loan Program Agreement between Sallie Mae, Inc. (“SMI”) and us dated July 17, 2007 (the “2007 RSA”). As of December 31, 2012, $66,205 of the recorded liability was included in Other current liabilities and $57,234 was included in Other liabilities on our Consolidated Balance Sheet.

The Other current liabilities balance of $66,205 as of December 31, 2012 included $46,000 that we paid in January 2013 to dismiss the lawsuit filed against us in the Circuit Court of Fairfax County, Virginia under the following caption: Sallie Mae, Inc. v. ITT Educational Services, Inc. (the “SLM Litigation”) and absolve us from any further obligations with respect to our guarantee under the 2007 RSA. See “—Litigation” below. The $57,234 included in Other liabilities as of December 31, 2012 represents our estimate of the amount that we believe we will pay over the next seven to ten years for our estimated guarantee obligations under the RSAs.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Year Ended December 31,
	2012	2011
Balance as of January 1	$36,028	$12,905
Increases (decreases) from:
Additional reserves	97,618	23,500
Payments, net	(16,875)	(377)
Estimated recovery	6,668	0

Balance as of December 31	$123,439	$36,028

We also considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. In order to estimate the possible range of losses under the RSAs, we made certain assumptions with respect to the performance of the private education loans made under the RSAs over the life of those loans. The life of a private education loan made under the RSAs may be in excess of ten years from the date of disbursement. Therefore, our estimate of the possible range of losses under the RSAs was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the timing and rate at which the private education loans will be paid;

•	the changes in the variable interest rates due on the private education loans;

•	the amounts that will be recovered on the private education loans that have defaulted; and

•	the fees and expenses associated with servicing the private education loans.

The assumptions may change significantly over time, as actual results become known, which would affect our estimated range of possible losses related to the RSAs. With respect to our guarantee obligations under the RSAs, we believe that it is reasonably possible that we may incur losses in an estimated range of $12,000 less than to $40,000 greater than the recorded liability for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

On July 27, 2011, a complaint in a breach of contract lawsuit was filed against us in the SLM Litigation. On April 13, 2012, an amended complaint was filed in the SLM Litigation. On October 24, 2012, a second amended complaint was filed in the SLM Litigation. The second amended complaint alleged, among other things, that we breached the terms of the 2007 RSA by failing to pay SMI all amounts owed by us under the 2007 RSA. The second amended complaint sought:

•	$25,888;

•	pre- and post-judgment interest;

•	attorney’s fees; and

•	such other amounts that may have come due under the 2007 RSA during the pendency of the lawsuit.

On December 28, 2012, we agreed to pay SMI $46,000 to dismiss the SLM Litigation and absolve us from any further obligations with respect to our guaranty under the 2007 RSA. We paid this amount in January 2013, and the SLM Litigation was dismissed with prejudice on February 1, 2013.

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

On November 12, 2010, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, eight of our current Directors and one of our former Directors in the United States District Court for the Southern District of New York under the following caption: Antonio Cosing, Derivatively and On Behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Cosing Lawsuit”). The complaint alleged, among other things, that from October 23, 2008 through August 13, 2010, the defendants breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint sought, among other things, unspecified damages, equitable and/or injunctive relief, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. On December 14, 2010, the Cosing Lawsuit was consolidated into the Securities Litigation.

On December 3, 2010, another complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, eight of our current Directors and one of our former Directors in the United States District Court for the Southern District of New York under the following caption: J. Kent Gregory, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Gregory Lawsuit”). The complaint alleged, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched by us and misappropriated information about us, by making false and misleading statements and engaging in fraudulent business practices. The complaint sought, among other things, unspecified damages, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. The Gregory Lawsuit was consolidated into the Cosing lawsuit on December 13, 2010 and further consolidated into the Securities Litigation on December 14, 2010.

On March 30, 2012, all of the claims alleged in the Securities Litigation were dismissed with prejudice, including the claims in the Cosing Lawsuit and Gregory Lawsuit.

On November 22, 2010, another complaint in a shareholder derivative lawsuit was filed against seven of our current and former officers, eight of our current Directors and one of our former Directors in the United States District Court for the Southern District of Indiana under the following caption: Roger B. Orensteen, derivatively on behalf of ITT Educational Services, Inc. v. Kevin M. Modany, et al (the “Orensteen Lawsuit”). The complaint alleged, among other things, that, from January 2008 through August 2010, the defendants violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties to us, abused their ability to control and influence us, grossly mismanaged us, caused us to waste corporate assets and were unjustly enriched, by making false and misleading statements and engaging in fraudulent business practices. The complaint sought, among other things, unspecified damages, restitution, disgorgement of profits, benefits and other compensation, an order directing us to reform our corporate governance and internal procedures, costs, disbursements and attorneys’ fees. On June 27, 2012, the Orensteen Lawsuit was dismissed without prejudice.

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

Rent expense under our operating leases was:

•	$50,817 in the year ended December 31, 2012;

•	$47,833 in the year ended December 31, 2011; and

•	$43,777 in the year ended December 31, 2010.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 are as follows:

2013	$48,323
2014	44,781
2015	33,695
2016	20,894
2017	11,667
2018 and thereafter	10,046

$169,406

Future minimum rental payments related to equipment leases are not significant.

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of the principal, interest and certain call premiums owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. No call premiums are due on the PEAKS Senior Debt after January 2013. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust.

The maximum future payments that we could be required to make under the PEAKS Guarantee include:

•	up to $270,500 in principal of PEAKS Senior Debt, which was the approximate outstanding principal balance of the PEAKS Senior Debt as of December 31, 2012;

•	accrued interest on the PEAKS Senior Debt;

•	certain call premiums associated with the PEAKS Senior Debt (which are no longer in effect after January 2013);

•	the fees and expenses of the PEAKS Trust; and

•	amounts by which the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt falls below the required level.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of December 31, 2012, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Consolidated Balance Sheet as of December 31, 2012. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of December 31, 2012.

We entered into the 2007 RSA with a different lender for certain private education loans that were made to our students in 2007 and early 2008. We guaranteed the repayment of any private education loans that the lender charges off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. The 2007 RSA was terminated effective February 22, 2008, such that no private education loans have been or will be made under the 2007 RSA after that date. Based on information that we received from the lender, we believe that the total original principal amount of private education loans made under the 2007 RSA, net of amounts refunded under those loans, was approximately $180,000. On December 28, 2012, we agreed to pay $46,000 to the lender to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA. We paid this amount in January 2013.

In the year ended December 31, 2012, we made guarantee and other payments, net of recoveries, of approximately $16,900 related to the RSAs. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the RSAs and, if so, in what amount. Our recorded liability for our guarantee obligations under the RSAs is included in Other current liabilities and Other liabilities on our Consolidated Balance Sheets.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2012

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2012	$9,175	$78,307	($71,819)	$15,663
Year Ended December 31, 2011	$7,526	$61,308	($59,659)	$9,175
Year Ended December 31, 2010	$25,227	$86,935	($104,636)	$7,526

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY FINANCIAL RESULTS

FOR 2012 AND 2011

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
2012
Revenue	$341,794	$329,825	$314,747	$300,843	$1,287,209
Cost of educational services	134,941	140,940	133,948	129,394	539,223
Student services and administrative expenses	106,266	111,467	110,046	94,566	422,345
Settlement cost	0	0	0	21,750	21,750
Loss related to private student loan programs	0	0	0	71,102	71,102

Operating income (loss)	100,587	77,418	70,753	(15,969)	232,789
Interest income	681	502	125	40	1,348
Interest (expense)	(547)	(1,254)	(1,021)	(901)	(3,723)

Income (loss) before provision for income taxes	100,721	76,666	69,857	(16,830)	230,414
Provision for income taxes	39,650	30,664	26,997	(7,362)	89,949

Net income (loss)	$61,071	$46,002	$42,860	($9,468)	$140,465

Earnings (loss) per share:
Basic	$2.40	$1.97	$1.83	($0.41)	$5.88
Diluted	$2.38	$1.96	$1.83	($0.41)	$5.85
2011
Revenue	$383,171	$387,877	$360,638	$368,263	$1,499,949
Cost of educational services	137,926	142,272	141,262	131,605	553,065
Student services and administrative expenses	104,583	115,626	109,512	110,087	439,808

Operating income	140,662	129,979	109,864	126,571	507,076
Interest income	835	790	716	561	2,902
Interest (expense)	(557)	(507)	(378)	(383)	(1,825)

Income before provision for income taxes	140,940	130,262	110,202	126,749	508,153
Provision for income taxes	55,554	51,262	42,884	50,701	200,401

Net income	$85,386	$79,000	$67,318	$76,048	$307,752

Earnings per share:
Basic	$2.94	$2.88	$2.51	$2.89	$11.22
Diluted	$2.91	$2.85	$2.48	$2.87	$11.13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

Dated: February 22, 2013	By:	/s/ Kevin M. Modany
Kevin M. Modany
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Modany	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
Kevin M. Modany

/s/ Daniel M. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2013
Daniel M. Fitzpatrick

/s/ John F. Cozzi	Director	February 22, 2013
John F. Cozzi

/s/ John E. Dean	Director	February 22, 2013
John E. Dean

/s/ James D. Fowler, Jr.	Director	February 22, 2013
James D. Fowler, Jr.

/s/ Joanna T. Lau	Director	February 22, 2013
Joanna T. Lau

/s/ Thomas I. Morgan	Director	February 22, 2013
Thomas I. Morgan

/s/ Samuel L. Odle	Director	February 22, 2013
Samuel L. Odle

/s/ Vin Weber	Director	February 22, 2013
Vin Weber

/s/ John A. Yena	Director	February 22, 2013
John A. Yena

INDEX TO EXHIBITS

				Incorporated by Reference From
Exhibit No.			Description	Form	Exhibit	Filing Date	Filed Herewith

3.1			Restated Certificate of Incorporation, as Amended to Date	10-Q*	3.1	7/29/05

3.2			Restated By-Laws, as Amended to Date	8-K*	3.2	7/22/11

10.1	*	*	1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.8	8/8/97

10.2	*	*	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.38	7/17/03

10.3	*	*	Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.58	10/26/06

10.4	*	*	1999 Outside Directors Stock Option Plan	S-8***	4.3	8/10/99

10.5	*	*	First Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.37	7/17/03

10.6	*	*	Second Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.42	4/27/04

10.7	*	*	Third Amendment to the 1999 Outside Directors Stock Option Plan	8-K*	10.47	1/28/05

10.8	*	*	2006 ITT Educational Services, Inc. Equity Compensation Plan	8-K*	10.55	5/10/06

10.9	*	*	First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.57	10/26/06

10.10	*	*	Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.61	7/26/07

10.11	*	*	Third Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.32	2/18/11

10.12	*	*	Fourth Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.12	2/24/12

10.13	*	*	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to November 24, 2010)	10-Q*	10.53	5/1/06

10.14	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use November 24, 2010 – January 23, 2012)	10-K*	10.35	2/18/11

10.15	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.15	2/24/12

10.16	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to January 17, 2011)	10-Q*	10.59	7/26/07

10.17	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use January 17, 2011 – January 23, 2012)	10-K*	10.33	2/18/11

10.18	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.18	2/24/12

10.19	**	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after November 24, 2010)	10-K*	10.34	2/18/11

10.20	**	Restated ESI 401(k) Plan	10-K*	10.20	2/24/12

10.21	**	ESI Excess Savings Plan – 2008 Restatement	10-K*	10.15	2/21/08

10.22	**	Restated ESI Pension Plan	10-K*	10.22	2/24/12

10.23	**	First Amendment of ESI Pension Plan	10-Q*	10.1	7/27/12

10.24	**	ESI Excess Pension Plan – 2008 Restatement	10-K*	10.19	2/21/08

10.25	**	First Amendment to ESI Excess Pension Plan – 2008 Restatement	10-Q*	10.23	7/24/08

10.26	**	ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement	10-K*	10.22	2/21/08

10.27	**	ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement	10-K*	10.21	2/21/08

10.28	**	ITT Educational Services, Inc. Senior Executive Severance Plan	10-Q*	10.26	10/25/07

10.29	**	First Amendment to the ITT Educational Services, Inc. Senior Executive Severance Plan	10-K*	10.28	2/24/12

10.30	**	Summary of Certain Director and Executive Compensation				X

10.31		Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-Q*	10.11	7/27/98

10.32		First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-K*	10.18	2/19/99

10.33		Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)	10-Q*	10.24	10/31/00

10.34		Second Amended and Restated Credit Agreement, dated as of January 11, 2010 among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	8-K*	10.64	1/12/10

10.35		First Amendment to Second Amended and Restated Credit Agreement, dated as of February 3, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	10-K*	10.36	2/19/10

10.36		Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 10, 2010, among ITT Educational Services, Inc., JPMorgan Chase Bank, N.A. and Bank of America, N.A.	10-Q*	10.37	10/22/10

10.37		Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 27, 2011, among ITT Educational Services, Inc., JP Morgan Chase Bank, N.A. and Bank of America, N.A.	8-K*	10.41	6/28/11

10.38		Credit Agreement, dated as of March 21, 2012, among ITT Educational Services, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent and Wells Fargo, N.A., as documentation agent	8-K*	10.1	3/27/12

21	Subsidiaries	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

101	The following materials from ITT Educational Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedule II	X

*	SEC File No. 001-13144
**	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
***	Registration No. 333-84871