Form 10-Q
period 2013-03-31
ITT EDUCATIONAL SERVICES INC
filed 2013-04-26
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

23,362,123

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2013

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2013 and 2012 (unaudited) and December 31, 2012

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2013 and 2012

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2013 and 2012

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012 (unaudited) and the year ended December 31, 2012

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,012	$246,342	$178,476
Short-term investments	0	0	114,806
Restricted cash	719	601	1,123
Accounts receivable, net	104,077	77,313	54,411
Deferred income taxes	29,513	44,547	12,566
Prepaid expenses and other current assets	18,651	16,162	17,832

Total current assets	362,972	384,965	379,214

Property and equipment, net	184,123	189,890	198,493
Deferred income taxes	56,858	56,112	34,081
Other assets	39,033	41,263	49,516

Total assets	$642,986	$672,230	$661,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,713	$63,304	$77,664
Accrued compensation and benefits	15,425	21,023	13,323
Other current liabilities	34,807	86,722	50,920
Deferred revenue	120,628	135,900	180,147

Total current liabilities	234,573	306,949	322,054

Long-term debt	150,000	140,000	175,000
Other liabilities	100,138	98,327	72,629

Total liabilities	484,711	545,276	569,683

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	204,219	206,703	194,027
Retained earnings	990,202	959,072	884,230
Accumulated other comprehensive (loss)	(7,835)	(7,930)	(9,316)
Treasury stock, 13,706,781, 13,744,395 and 12,934,377 shares, at cost	(1,028,682)	(1,031,262)	(977,691)

Total shareholders’ equity	158,275	126,954	91,621

Total liabilities and shareholders’ equity	$642,986	$672,230	$661,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$287,711	$341,794
Costs and expenses:
Cost of educational services	125,221	134,941
Student services and administrative expenses	106,282	106,266
Loss related to private student loan programs	3,464	0

Total costs and expenses	234,967	241,207

Operating income	52,744	100,587
Interest income	34	681
Interest (expense)	(1,152)	(547)

Income before provision for income taxes	51,626	100,721
Provision for income taxes	20,496	39,650

Net income	$31,130	$61,071

Earnings per share:
Basic	$1.33	$2.40
Diluted	$1.33	$2.38

Weighted average shares outstanding:
Basic	23,397	25,420
Diluted	23,481	25,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net Income	$31,130	$61,071
Other comprehensive income, net of tax:
Net actuarial pension loss amortization, net of income tax of $211 and $272	333	423
Prior service cost (credit) amortization, net of income tax of $151 and $151	(238)	(237)
Unrealized (losses) on available-for-sale securities, net of income tax of $0 and $0	0	(23)

Other comprehensive income, net of tax	95	163

Comprehensive income	$31,225	$61,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$31,130	$61,071
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,292	7,420
Provision for doubtful accounts	19,885	15,601
Deferred income taxes	13,211	(3,742)
Excess tax benefit from stock option exercises	0	(805)
Stock-based compensation expense	3,093	4,483
Settlement cost	(46,000)	0
Other	294	(339)
Changes in operating assets and liabilities:
Restricted cash	(118)	1,005
Accounts receivable	(46,649)	(21,906)
Accounts payable	409	(1,212)
Other operating assets and liabilities	(10,693)	22,166
Deferred revenue	(15,272)	(46,396)

Net cash flows from operating activities	(43,418)	37,346

Cash flows from investing activities:
Facility expenditures and land purchases	(100)	(132)
Capital expenditures, net	(1,418)	(4,518)
Proceeds from sales and maturities of investments and repayment of notes	215	98,955
Purchase of investments and note advances	(1,241)	(63,545)

Net cash flows from investing activities	(2,544)	30,760

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	805
Proceeds from exercise of stock options	0	4,668
Debt issue costs	0	(1,525)
Proceeds from revolving borrowings	10,000	175,000
Repayment of revolving borrowings	0	(150,000)
Repurchase of common stock and shares tendered for taxes	(368)	(147,571)

Net cash flows from financing activities	9,632	(118,623)

Net change in cash and cash equivalents	(36,330)	(50,517)
Cash and cash equivalents at beginning of period	246,342	228,993

Cash and cash equivalents at end of period	$210,012	$178,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2011	37,069	$371	$189,573	$827,675	($9,479)	(10,969)	($839,341)	$168,799

For the three months ended March 31, 2012 (unaudited):
Net income				61,071				61,071
Other comprehensive income, net of income tax					163			163
Equity award vesting and exercises				(4,515)		145	9,183	4,668
Tax benefit from equity award vesting and exercises			417					417
Stock-based compensation			4,037					4,037
Common shares repurchased						(2,097)	(146,657)	(146,657)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(14)	(914)	(914)

Balance as of March 31, 2012	37,069	371	194,027	884,230	(9,316)	(12,934)	(977,691)	91,621

For the nine months ended December 31, 2012 (unaudited):
Net income				79,394				79,394
Other comprehensive income, net of income tax					1,386			1,386
Equity award vesting and exercises				(4,552)		127	8,229	3,677
Tax benefit from equity award vesting and exercises			501					501
Stock-based compensation			12,175					12,175
Common shares repurchased						(929)	(61,261)	(61,261)
Shares tendered for taxes						(8)	(539)	(539)

Balance as of December 31, 2012	37,069	371	206,703	959,072	(7,930)	(13,744)	(1,031,262)	126,954

For the three months ended March 31, 2013 (unaudited):
Net income				31,130				31,130
Other comprehensive income, net of income tax					95			95
Equity award vesting			(2,948)			59	2,948	0
Tax benefit from equity award vesting			(2,629)					(2,629)
Stock-based compensation			3,093					3,093
Shares tendered for taxes						(22)	(368)	(368)

Balance as of March 31, 2013	37,069	$371	$204,219	$990,202	($7,835)	(13,707)	($1,028,682)	$158,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2013, we were offering master, bachelor and associate degree programs to approximately 61,000 students at ITT Technical Institute and Daniel Webster College locations. In addition, we offered one or more of our online programs to students who are located in 48 states. As of March 31, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. Based on our most recent evaluation, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements. See Note 8 – Variable Interests, for additional discussion of our variable interests.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2012.

2.	New Accounting Guidance

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which is included in the Codification under ASC 220, “Other Comprehensive Income” (“ASC 220”). This update requires an entity to report the effect, by component, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. This guidance is effective for interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance requires that we provide additional disclosures regarding the amounts reclassified out of accumulated other comprehensive income during the reporting period. We have included these disclosures in the footnotes to our condensed consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance are effective upon issuance and the amendments that are subject to transition guidance are effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210, “Balance Sheet” (“ASC 210”). This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, which clarifies the scope of the disclosures required under ASU No. 2011-11. Both of these updates are effective for interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2013:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$208,212	$208,212	$0	$0
Other assets:
Money market fund	8,623	8,623	0	0

	$216,835	$216,835	$0	$0

We used quoted prices in active markets for identical assets as of the measurement date to value our financial assets that were categorized as Level 1.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other current liabilities and deferred revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Investments classified as available-for-sale as of March 31, 2012 were recorded at their market value.

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Condensed Consolidated Balance Sheet was approximately $9,500 as of March 31, 2013, $9,600 as of December 31, 2012 and $19,000 as of March 31, 2012. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and estimated fair value of our long-term debt was approximately $150,000 as of March 31, 2013, $140,000 as of December 31, 2012 and $175,000 as of March 31, 2012. The fair value of our long-term debt was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our long-term debt. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

4.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense	$3,093	$4,483
Income tax (benefit)	($1,191)	($1,726)

We did not capitalize any stock-based compensation cost in the three months ended March 31, 2013 or 2012.

As of March 31, 2013, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $16,000 net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.6 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2013
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,574,604	$84.90	$133,691
Granted	0	$0	0
Forfeited	(2,667)	$74.99	(200)
Exercised	0	$0	0
Expired	(197,244)	$47.59	(9,387)

Outstanding at end of period	1,374,693	$90.28	$124,104	3.1	$0

Exercisable at end of period	1,225,187	$92.37	$113,170	2.8	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on March 28, 2013 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Shares subject to stock options granted	0	156,500
Weighted average grant date fair value per share	$0	$31.36
Shares subject to stock options exercised	0	104,054
Intrinsic value of stock options exercised	$0	$2,489
Proceeds received from stock options exercised	$0	$4,668
Tax benefits realized from stock options exercised	$0	$864

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rates	Not applicable	0.7%
Expected lives (in years)	Not applicable	4.5
Volatility	Not applicable	51%
Dividend yield	Not applicable	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2013
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	413,645	$75.35
Granted	0	$0.00
Forfeited	(13,050)	$73.68
Vested	(59,430)	$87.66

Unvested at end of period	341,165	$73.27

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $1,003 in the three months ended March 31, 2013 and $2,754 in the three months ended March 31, 2012. In the three months ended March 31, 2012, 48,935 RSUs vested and were settled in cash for $3,073.

5.	Stock Repurchases

As of March 31, 2013, approximately 7.8 million shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Number of shares	0	2,097,200
Total cost	$0	$146,657
Average cost per share	$0	$69.93

6.	Debt

On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provides for a $325,000 senior revolving credit facility (the “Revolver”). The Credit Agreement also provides that we may seek additional revolving commitments or term loan commitments in an aggregate principal amount not to exceed $125,000. The lenders under the Credit Agreement are not under any obligation to provide any such additional revolving commitments or term loan commitments. The Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under the Revolver were used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Credit Agreement are used for general corporate purposes.

Borrowings under the Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Revolver is determined based on the ratio of our total Indebtedness (as defined in the Credit Agreement and which primarily includes outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each fiscal quarter.

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of March 31, 2013.

As of March 31, 2013, the borrowings under the Credit Agreement totaled $150,000. The effective interest rate on our borrowings was approximately 3.20% per annum in the three months ended March 31, 2013 and approximately 1.40% per annum in the three months ended March 31, 2012. The commitment fee under the Credit Agreement was 0.35% as of March 31, 2013.

The following table sets forth the interest expense (including the facility fee and commitment fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement in the periods indicated:

Three Months Ended March 31,
2013	2012
$1,013	$547

7.	Investments

Our available-for-sale investments were classified as short-term investments on our March 31, 2012 Condensed Consolidated Balance Sheet. We did not hold any available-for-sale investments as of March 31, 2013 or December 31, 2012. The following table sets forth the aggregate fair value, amortized cost basis and the net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

	As of:
	March 31, 2013			December 31, 2012			March 31, 2012
	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Gains (Losses)
Available- for-Sale Investments:
Government obligations	$0	$0	$0	$0	$0	$0	$80,445	$80,446	($1)
Government agency obligations	0	0	0	0	0	0	17,022	17,022	0
Corporate obligations	0	0	0	0	0	0	17,339	17,340	(1)

	$0	$0	$0	$0	$0	$0	$114,806	$114,808	($2)

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Interest income on investments	$34	$141
Realized net gains on the sale of investments	0	14

Total investment income	$34	$155

8.	Variable Interests

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets. In the three months ended March 31, 2012, the discount was amortized and recognized in Interest income on our Condensed Consolidated Statements of Income over the term of the Subordinated Note. We did not recognize any interest income related to the amortization of the Subordinated Note discount on our Condensed Consolidated Statements of Income in the three months ended March 31, 2013. The maturity date of the Subordinated Note is in March 2026. The face value of the Subordinated Note was approximately $73,000 as of March 31, 2013 and December 31, 2012 and $75,400 as of March 31, 2012.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of March 31, 2013, the value of the assets of the PEAKS Trust satisfied this requirement.

We guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”). We made guarantee and other payments related to the PEAKS Program to the PEAKS Trust of $3,094 in the three months ended March 31, 2013 and $0 in the three months ended March 31, 2012. See Note 11 – Contingencies, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three months ended March 31, 2013 or 2012 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of March 31, 2013 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three months ended March 31, 2013. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. We made payments to the 2009 Entity, or offset amounts owed to us by the 2009 Entity under the Revolving Note (as defined below), related to our guarantee obligations under the 2009 RSA, net of recoveries, in the amount of $741 in the three months ended March 31, 2013 and $192 in the three months ended March 31, 2012. See Note 11 – Contingencies, for further discussion of the 2009 RSA.

In addition, we have made advances to the 2009 Entity under a revolving promissory note (the “Revolving Note”). We did not make any advances in the three months ended March 31, 2013 or 2012 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. The amount owed to us under the Revolving Note was approximately $7,600 as of March 31, 2013, $8,300 as of December 31, 2012 and $9,200 as of March 31, 2012.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of March 31, 2013 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three months ended March 31, 2013. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

In the three months ended December 31, 2012, we determined that the Subordinated Note and the Revolving Note were impaired and recorded an impairment charge in the aggregate amount of $15,200. The aggregate carrying value of the Subordinated Note and the Revolving Note was approximately $2,200 as of March 31, 2013, $2,900 as of December 31, 2012 and $19,000 as of March 31, 2012 and was included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2013 and in Other assets on our Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012. The accrual of interest (in the case of the Revolving Note) and the accretion of discount (in the case of the Subordinated Note) is discontinued when, in our opinion, the borrower may be unable to make payments owed under the note as they become due. We did not recognize any interest income related to the Subordinated Note or the Revolving Note in our Condensed Consolidated Statements of Income during the time that the Subordinated Note and Revolving Note were impaired, which included the three months ended March 31, 2013.

9.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,397	25,420
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	84	216

Outstanding shares for diluted earnings per share calculation	23,481	25,636

A total of approximately 1,598,000 shares in the three months ended March 31, 2013 and approximately 1,535,000 shares in the three months ended March 31, 2012 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months
	Ended March 31,
	2013	2012
Interest cost	$452	$530
Expected return on assets	(1,097)	(1,147)
Recognized net actuarial loss	544	695
Amortization of prior service (credit)	(389)	(388)

Net periodic pension (benefit)	($490)	($310)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three months ended March 31, 2013 or 2012. We do not expect to make any material contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2013.

The following table sets forth the changes in the components of Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet in the three months ended March 31, 2013:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at January 1, 2013	($13,058)	$5,128	($7,930)
Amortization of:
Actuarial (gains)/losses	544	(211)	333
Prior service costs (credits)	(389)	151	(238)

Balance at March 31, 2013	($12,903)	$5,068	($7,835)

The reclassification of prior service costs/credits and actuarial gains/losses from Accumulated other comprehensive loss are included in the computation of net periodic pension cost (benefit). Net periodic pension cost (benefit) was included in compensation expense in Cost of educational services and Student services and administrative expenses on our Condensed Consolidated Statements of Income in the three months ended March 31, 2013.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2013, the total face amount of those surety bonds was approximately $24,000.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of March 31, 2013, our recorded liability for these claims and contingencies was approximately $79,361, the substantial majority of which pertained to our guarantee obligations under the 2009 RSA and PEAKS Program (collectively, the “RSAs”). As of March 31, 2013, $21,783 of the recorded liability was included in Other current liabilities and $57,578 was included in Other liabilities on our Condensed Consolidated Balance Sheet. The $57,578 included in Other liabilities as of March 31, 2013 represents our estimate of the loss that we believe we will realize over the next seven to ten years related to our estimated guarantee obligations under the RSAs.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Balance as of January 1	$123,439	$36,028
Increases (decreases) from:
Additional reserves	5,041	1,648
Payments, net	(49,842)	(195)
Estimated recovery	723	0

Balance as of March 31	$79,361	$37,481

We had guaranteed the repayment of private education loans made by a lender to our students in 2007 and early 2008 (the “2007 RSA”) that the lender charged off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. In January 2013, we paid $46,000 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA. The liability for this settlement was included in Other current liabilities on our Condensed Consolidated Balance Sheet as of December 31, 2012.

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

The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the RSAs. With respect to our guarantee obligations under the RSAs, we believe that it is reasonably possible that we may incur losses in an estimated range of $7,000 less than to $43,000 greater than the recorded liability for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

On March 11, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	our failure to properly account for the 2009 RSA and PEAKS Program;

•	our failure to maintain proper internal controls to ensure that risk-sharing agreements were properly recorded;

•	making false statements or failing to disclose adverse facts known about us;

•	deceiving the investing public regarding our prospects and business;

•	artificially inflating the price of our common stock; and

•	causing the plaintiff and other putative class members to purchase our common stock at inflated prices.

The putative class period in this action is from April 20, 2010 through February 23, 2013. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs and attorney’s fees. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

On April 17, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “MLAF Litigation”). The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	our failure to properly account for the 2007 RSA, 2009 RSA and PEAKS Program;

•

our failure to establish adequate reserves associated with our guarantee obligations under the 2007 RSA, 2009 RSA and PEAKS Program, which caused us to misrepresent our earnings, liabilities, net income and financial condition throughout the putative class period;

•	making false and misleading statements;

•	engaging in a scheme to deceive the market and a course of conduct that artificially inflated the price of our common stock;

•	operating as a fraud or deceit on purchasers of our common stock by misrepresenting our liabilities related to the 2007 RSA, 2009 RSA and PEAKS Program, financial results and business prospects;

•	artificially inflating the price of our common stock; and

•	causing the putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, attorney’s fees and equitable/injunctive or other relief as the Court deems just and proper. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

There can be no assurance that the ultimate outcome of the Koetsch Litigation, the MLAF Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

The current officers named in the Koetsch Litigation and the MLAF Litigation include Daniel M. Fitzpatrick and Kevin M. Modany.

Certain of our current and former officers and Directors are or may become a party in the actions described above. Our By-laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions.

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust. Payments made under the PEAKS Guarantee that we expect to recover are included in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012.

The maximum future payments that we could be required to make under the PEAKS Guarantee include:

•	up to $257,000 in principal of PEAKS Senior Debt, which was the approximate outstanding principal balance of the PEAKS Senior Debt as of March 31, 2013;

•	accrued interest on the PEAKS Senior Debt;

•	the fees and expenses of the PEAKS Trust; and

•	amounts by which the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt falls below the required level.

We are not able to estimate the undiscounted maximum potential amount of future payments that we could be required to make under the PEAKS Guarantee, because those payments will be affected by:

•

the repayment performance of the private education loans made under the PEAKS Program, the proceeds from which will be used to repay the PEAKS Senior Debt and to pay the fees and expenses of the PEAKS Trust and the performance of which also affects the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt;

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2013, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2013. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of March 31, 2013.

We made guarantee and other payments related to the RSAs, or offset amounts owed to us by the 2009 Entity under the Revolving Note related to our guarantee obligations under the 2009 RSA, in the aggregate amount, net of recoveries, of approximately $3,835 in the three months ended March 31, 2013 and approximately $192 in the three months ended March 31, 2012. At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the RSAs and, if so, in what amount. Our recorded liability for our guarantee obligations under the RSAs is included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC for discussion of, among other matters, the following items:

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

In this management’s discussion and analysis of financial condition and results of operations, when we discuss factors that contributed to a change in our financial condition or results of operations, we disclose the primary factors that materially contributed to that change in the order of significance.

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2013, we were offering master, bachelor and associate degree programs to approximately 61,000 students. As of March 31, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

New Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, which is included in the Codification under ASC 220. This update requires an entity to report the effect, by component, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. This guidance is effective for interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance requires that we provide additional disclosures regarding the amounts reclassified out of accumulated other comprehensive income during the reporting period. We have included these disclosures in the footnotes to our condensed consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance are effective upon issuance and the amendments that are subject to transition guidance are effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210. This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, which clarifies the scope of the disclosures required under ASU No. 2011-11. Both of these updates are effective for interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of educational services	43.5%	39.5%
Student services and administrative expenses	36.9%	31.1%
Loss related to private student loan programs	1.2%	0.0%

Operating income	18.3%	29.4%
Interest (expense) income, net	(0.4%)	0.1%

Income before provision for income taxes	17.9%	29.5%

The following table sets forth our total student enrollment as of the dates indicated:

	2013		2012
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	61,039	(14.2%)	71,123	(15.4%)
June 30	Not applicable	Not applicable	66,397	(15.7%)
September 30	Not applicable	Not applicable	65,662	(17.1%)
December 31	Not applicable	Not applicable	61,059	(16.6%)

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2013		2012
New Student Enrollment in the Three Months Ended:	New Student Enrollment	(Decrease) To Prior Year	New Student Enrollment	(Decrease) To Prior Year
March 31	17,412	(3.6%)	18,067	(17.0%)
June 30	Not applicable	Not applicable	15,698	(9.5%)
September 30	Not applicable	Not applicable	19,298	(15.8%)
December 31	Not applicable	Not applicable	13,398	(11.4%)

Total for the year	Not applicable	Not applicable	66,461	(13.9%)

We believe that the 3.6% decrease in new student enrollment in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to:

•

changes that we made to program offerings at select campuses which resulted in a more significant decline in new student enrollment in the criminal justice programs of study compared to our other curricula; and

•	a decrease in new student enrollment in our bachelor degree programs.

We believe that the decrease in new student enrollment in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was also due to our prospective students’:

•	greater sensitivity to the cost of postsecondary education; and

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions.

A continued decline in new and total student enrollment could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the decline in total and new student enrollment, including, without limitation:

•

introducing an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study; and

•	refining our marketing, advertising and communications to focus more on the student value proposition and outcomes of an ITT Technical Institute education.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2011	73.5%	73.1%	71.5%	73.4%
2012	72.4%	71.3%	69.8%	72.6%
2013	71.5%	Not applicable	Not applicable	Not applicable

We believe that the decrease in student persistence as of March 31, 2013 compared to March 31, 2012 was primarily due to the number of graduates in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreasing at a lesser rate than the decline in total student enrollment as of December 31, 2012 compared to December 31, 2011.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012. Revenue decreased $54.1 million, or 15.8%, to $287.7 million in the three months ended March 31, 2013 compared to $341.8 million in the three months ended March 31, 2012. The primary factors that contributed to this decrease included:

•	a 16.6% decrease in total student enrollment as of December 31, 2012 compared to December 31, 2011; and

•	a 14.2% decrease in total student enrollment as of March 31, 2013 compared to March 31, 2012.

Cost of educational services decreased $9.7 million, or 7.2%, to $125.2 million in the three months ended March 31, 2013 compared to $134.9 million in the three months ended March 31, 2012. The primary factors that contributed to this decrease included:

•	a decrease in compensation and benefit costs, resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments.

Cost of educational services as a percentage of revenue increased 400 basis points to 43.5% in the three months ended March 31, 2013 compared to 39.5% in the three months ended March 31, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses were $106.3 million in the three months ended March 31, 2013 and 2012. Bad debt expense and media advertising expenses, however, increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These increases were partially offset by decreases in compensation and benefit costs and certain scholarship-related expenses.

Student services and administrative expenses increased to 36.9% of revenue in the three months ended March 31, 2013 compared to 31.1% of revenue in the three months ended March 31, 2012. The principal causes of this increase were the decline in revenue and increases in bad debt expense and media advertising expenses, which were partially offset by decreases in compensation and benefit costs and certain scholarship-related expenses. Bad debt expense as a percentage of revenue increased to 6.9% in the three months ended March 31, 2013 compared to 4.6% in the three months ended March 31, 2012, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in the amount of internal student financing was primarily due to the decline in the amount of private education loans available to our students in the three months ended March 31, 2013 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students. See “ – Student Financing Update.”

In the three months ended March 31, 2013, we recorded a loss of $3.5 million for additional reserves related to our guarantee obligations under the 2009 RSA.

Operating income decreased $47.8 million, or 47.6%, to $52.7 million in the three months ended March 31, 2013 compared to $100.6 million in the three months ended March 31, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 18.3% in the three months ended March 31, 2013 compared to 29.4% in the three months ended March 31, 2012, primarily due to the impact of the factors discussed above.

Interest income decreased $0.6 million, or 95.0%, to less than $0.1 million in the three months ended March 31, 2013 compared to $0.7 million in the three months ended March 31, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Subordinated Note. Interest expense increased $0.6 million, or 110.6%, to $1.2 million in the three months ended March 31, 2013 compared to $0.6 million in the three months ended March 31, 2012 primarily due to an increase in the effective interest rate on our revolving credit facility.

Our combined federal and state effective income tax rate was 39.7% in the three months ended March 31, 2013 compared to 39.4% in the three months ended March 31, 2012.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $210.0 million as of March 31, 2013 compared to $246.3 million as of December 31, 2012 and $178.5 million as of March 31, 2012. We had no short-term investments as of March 31, 2013 or December 31, 2012 compared to $114.8 million as of March 31, 2012. In total, our cash and cash equivalents and short-term investments were $210.0 million as of March 31, 2013 compared to $246.3 million as of December 31, 2012 and $293.3 million as of March 31, 2012. Cash and cash equivalents as of March 31, 2013 decreased $36.3 million compared to December 31, 2012, primarily due to a payment of $46.0 million made in January 2013 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which was partially offset by an increase of $10.0 million in outstanding borrowings under the Revolver. Cash and cash equivalents and short-term investments as of March 31, 2013 decreased $83.3 million compared to March 31, 2012, primarily due to:

•	repurchases of our common stock in the amount of approximately $61.0 million;

•	a payment of $46.0 million in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA; and

•	a net repayment of $25.0 million of outstanding borrowings under the Revolver.

These expenditures were partially offset by cash generated from operations.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $8.1 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of March 31, 2013.

We do not expect to make any material contributions to the ESI Pension Plan or ESI Excess Pension Plan in 2013. In 2012, we did not make any contributions to either the ESI Pension Plan or ESI Excess Pension Plan.

Operations. Net cash used in operating activities was $43.4 million in the three months ended March 31, 2013 compared to net cash generated from operating activities of $37.4 million in the three months ended March 31, 2012. The $80.8 million decrease in net cash flows from operating activities was primarily due to:

•	lower student enrollments;

•	a payment made to settle our guarantee obligations under the 2007 RSA; and

•	a decrease in the amount of funds received from private education loans made to our students by third-party lenders (see “ – Student Financing Update”).

Accounts receivable less allowance for doubtful accounts was $104.1 million as of March 31, 2013 compared to $54.4 million as of March 31, 2012. Days sales outstanding increased 18.1 days to 32.6 days at March 31, 2013 compared to 14.5 days at March 31, 2012. Our accounts receivable balance and days sales outstanding increased as of March 31, 2013, primarily due to:

•	a decrease in the amount of funds received from private education loans made to our students by third-party lenders; and

•

a delay in the receipt of certain federal financial aid funds resulting from internal processing issues caused by system enhancements implemented in the three months ended March 31, 2013 (see “ – Student Financing Update”).

Investing. In each of the three months ended March 31, 2013 and 2012, we spent $0.1 million to renovate, expand and construct buildings.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $1.4 million in the three months ended March 31, 2013 compared to $4.5 million in the three months ended March 31, 2012. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.

We plan to continue to upgrade our current facilities and equipment in 2013. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On March 21, 2012, we entered into the Credit Agreement that provides for a Revolver in the amount of $325.0 million. The Credit Agreement also provides that we may seek additional revolving commitments or term loan commitments in an aggregate principal amount not to exceed $125.0 million. The lenders under the Credit Agreement are not under any obligation to provide any such additional revolving commitments or term loan commitments. The Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under the Revolver were used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Credit Agreement are used for general corporate purposes.

Borrowings under the Credit Agreement bear interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate, as defined under the Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Revolver is determined based on the Leverage Ratio as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each fiscal quarter.

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of March 31, 2013.

As of March 31, 2013, the borrowings under the Credit Agreement totaled $150.0 million. The effective interest rate on our borrowings was approximately 3.20% per annum for the three months ended March 31, 2013 and approximately 1.40% per annum for the three months ended March 31, 2012. The commitment fee under the Credit Agreement was 0.35% as of March 31, 2013.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Number of shares repurchased	0	2,097,200
Total cost of shares repurchased (in millions)	$0	$146.7
Average cost per share	$0	$69.93

Approximately 7.8 million shares remained available for repurchase under the Repurchase Program as of March 31, 2013. Pursuant to the Board’s stock repurchase authorization, we plan to repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

We believe that cash generated from operations will be adequate to satisfy our working capital, loan repayment and capital expenditure requirements for the foreseeable future. We also believe that any reduction in cash and cash equivalents that may result from their use to purchase facilities, construct facilities, repay loans or repurchase shares of our common stock will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations.

Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. We continued to roll-out the Opportunity Scholarship to additional campuses in the three months ended March 31, 2013. We believe that the Opportunity Scholarship will reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students will not be obligated to make payments to us of amounts awarded under the Opportunity Scholarship and, therefore, we believe that the amounts receivable from students to us, as well as our revenue, should also decrease in 2013, if we continue the roll-out of the Opportunity Scholarship as planned. We continue to plan to introduce the Opportunity Scholarship program at most, if not all, of our ITT Technical Institute locations in 2013. Based on the amount of Opportunity Scholarships that we estimate may be awarded in 2013, we believe that the Opportunity Scholarships, as well as, to a lesser extent, other factors, will have the effect of reducing our revenue per student by approximately 4.0 to 6.0 percent in the full year 2013 compared to 2012, and may result in our bad debt expense as a percentage of revenue being in the range of approximately 4% to 6% in the full year 2013.

As previously discussed, the two private education loan programs that provided the vast majority of the private education loans to our students in 2011 and 2010 expired in 2011. As a result, in 2012 and in the three months ended March 31, 2013, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. Payment of the student’s account balance is generally due by the end of the student’s academic year (which is generally nine months) or at the end of enrollment, whichever occurs first. As of March 31, 2013, our accounts receivable less allowance for doubtful accounts increased $49.7 million, or 91.3%, to $104.1 million compared to $54.4 million as of March 31, 2012, primarily due to:

•	the increase in the amount of internal financing that we provided to our students since the private education loan programs expired in 2011; and

•	a delay in the receipt of certain federal financial aid funds resulting from internal processing issues caused by system enhancements implemented in the three months ended March 31, 2013.

The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs for our students in 2011 has negatively impacted our liquidity and exposed us to greater credit risk. Internal student financing typically provides for payment to us by our students by the end of the student’s academic year or at the end of enrollment, whichever occurs first, compared to payments from private education loan programs, which we typically received at the beginning of a student’s academic year. This change in the timing of payments had a material adverse effect on our cash flows from operations in the three months ended March 31, 2013. In addition, we have the risk of collection with respect to our internal student financing, which caused us to increase our allowance for doubtful accounts as of March 31, 2013 compared to March 31, 2012 and resulted in an increase in our bad debt expense as a percentage of revenue in the three months ended March 31, 2013 to 6.9% compared to 4.6% in the three months ended March 31, 2012. The increase in internal student financing and the delay in the receipt of certain federal financial aid funds were the primary causes of the 18.1-day increase in our days sales outstanding to 32.6 days as of March 31, 2013 compared to 14.5 days as of March 31, 2012. Further, our deferred revenue decreased $59.5 million, or 33.0%, to $120.6 million as of March 31, 2013 compared to $180.1 million as of March 31, 2012, primarily due to the decrease in the amount of funds received from private education loans made to our students by third-party lenders.

We plan to continue the roll-out of the Opportunity Scholarship, and we may continue to provide internal student financing to our students, either of which could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2013:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$163,945	$48,333	$76,301	$30,269	$9,042
Long-term debt, including scheduled interest payments (a)	$158,875	$4,422	$154,453	$0	$0
Claims and contingencies (b)	$21,783	$21,783	$0	$0	$0

Total	$344,603	$74,538	$230,754	$30,269	$9,042

(a)	The long-term debt represents the Revolver under the Credit Agreement and assumes that the $150.0 million outstanding balance under the Revolver as of March 31, 2013 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of March 31, 2013.
(b)	The $21.8 million in the Claims and contingencies line item consists of the $21.8 million recorded liability for claims and contingencies that was included in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013. This is an estimate of the amount of claims and contingencies that we believe we will pay during the next 12 months, the substantial majority of which relate to our guarantee obligations under the RSAs. The recorded liability for claims and contingencies of $57.6 million, which was included in Other liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013, is not included in the table above, because we cannot reasonably predict the timing of possible payments that we believe we will make after March 31, 2014 related to our claims and contingencies, the substantial majority of which relate to our guarantee obligations under the RSAs. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information on our claims and contingencies as of March 31, 2013.

The table above does not reflect unrecognized tax benefits of $20.9 million and accrued interest related to unrecognized tax benefits of $5.9 million, because we cannot reasonably predict the timing of the resolution of the related tax positions.

Off-Balance Sheet Arrangements

As of March 31, 2013, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 11 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2013, the total face amount of those surety bonds was approximately $24.0 million.

On January 20, 2010, we entered into the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued the PEAKS Senior Debt to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt, which requirement we guarantee. As of March 31, 2013, the value of the assets of the PEAKS Trust satisfied this requirement. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020. As of March 31, 2013, the outstanding principal balance of the PEAKS Senior Debt was approximately $257.0 million.

In connection with the PEAKS Program, the lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. We transferred to the PEAKS Trust a portion of the amount of each private student loan disbursed to us under the PEAKS Program, in exchange for the Subordinated Note. The Subordinated Note does not bear interest, and principal is due on the Subordinated Note following the repayment of the PEAKS Senior Debt, the payment of fees and expenses of the PEAKS Trust and the reimbursement of the amount of any payments made by us under the PEAKS Guarantee. The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the student loans from the lender.

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding Senior Debt. The PEAKS Guarantee contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under our guarantee and payment of the Subordinated Note, in each case only to the extent of available funds remaining in the PEAKS Trust.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2013, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of March 31, 2013.

In addition, beginning in the second quarter of 2009, we have made advances to the 2009 Entity under the Revolving Note. We made the advances, which bear interest, so that the 2009 Entity could use those funds primarily to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and is currently due and payable in full.

In the three months ended March 31, 2013, we made guarantee and other payments related to the RSAs, or offset amounts owed to us by the 2009 Entity under the Revolving Note related to our guarantee obligations under the 2009 RSA, in the aggregate amount, net of recoveries, of approximately $3.8 million. See Notes 8 and 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSAs.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of March 31, 2013, our recorded liability for these claims and contingencies was approximately $79.4 million, the substantial majority of which pertained to our guarantee obligations under the RSAs. Approximately $21.8 million of the recorded liability was included in Other current liabilities and approximately $57.6 million was included in Other liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013. We believe that the $57.6 million loss included in Other liabilities as of March 31, 2013 will be realized over the next seven to ten years related to our estimated guarantee obligations under the RSAs.

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

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities. Our primary interest rate risk exposure results from changes in the LIBOR.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three months ended March 31, 2013.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our first fiscal quarter of 2013, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of March 31, 2013.

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

On March 11, 2013, a complaint in the Koetsch Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	our failure to properly account for the 2009 RSA and PEAKS Program;

•	our failure to maintain proper internal controls to ensure that risk-sharing agreements were properly recorded;

•	making false statements or failing to disclose adverse facts known about us;

•	deceiving the investing public regarding our prospects and business;

•	artificially inflating the price of our common stock; and

•	causing the plaintiff and other putative class members to purchase our common stock at inflated prices.

The putative class period in this action is from April 20, 2010 through February 23, 2013. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs and attorney’s fees. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

On April 17, 2013, a complaint in the MLAF Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	our failure to properly account for the 2007 RSA, 2009 RSA and PEAKS Program;

•

our failure to establish adequate reserves associated with our guarantee obligations under the 2007 RSA, 2009 RSA and PEAKS Program, which caused us to misrepresent our earnings, liabilities, net income and financial condition throughout the putative class period;

•	making false and misleading statements;

•	engaging in a scheme to deceive the market and a course of conduct that artificially inflated the price of our common stock;

•	operating as a fraud or deceit on purchasers of our common stock by misrepresenting our liabilities related to the 2007 RSA, 2009 RSA and PEAKS Program, financial results and business prospects;

•	artificially inflating the price of our common stock; and

•	causing the putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, attorney’s fees and equitable/injunctive or other relief as the Court deems just and proper. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

There can be no assurance that the ultimate outcome of the Koetsch Litigation, the MLAF Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

The current officers named in the Koetsch Litigation and the MLAF Litigation include Daniel M. Fitzpatrick and Kevin M. Modany.

Certain of our current and former officers and Directors are or may become a party in the actions described above. Our By-laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 before deciding to invest in, or retain, shares of our common stock. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

•	the next FFY (“Two-Year CDR”); and

•	the second succeeding FFY (“Three-Year CDR”).

The ED began calculating a Three-Year CDR for each institution for FFY 2009.

If an institution’s Two-Year CDR is:

•

25% or greater for three consecutive FFYs, the institution loses eligibility to participate in the FDL program and the Federal Pell Grant (“Pell”) program for the remainder of the FFY in which the ED determines that the institution has lost its eligibility and for the two subsequent FFYs; or

•

greater than 40% for one FFY, the institution loses eligibility to participate in the FDL programs for the remainder of the FFY in which the ED determines that the institution has lost its eligibility and for the two subsequent FFYs.

None of our institutions had a Two-Year CDR of 25% or greater for any of the FFYs 2008, 2009, 2010 or 2011, which are the four most recent FFYs for which official or preliminary Two-Year CDRs have been issued by the ED. The following table sets forth the average of our institutions’ Two-Year CDRs for the FFYs indicated:

FFY	Two-Year CDR Average
2011 (a)	14.5%
2010 (b)	16.4%
2009	18.0%
2008	12.2%

(a)	The most recent FFY for which the ED has published preliminary Two-Year CDRs.
(b)	The most recent FFY for which the ED has published official Two-Year CDRs.

We believe that the increase in the Two-Year CDR average for FFYs 2011, 2010 and 2009 compared to the Two-Year CDR average for FFYs 2008 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”). The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Two-Year CDR average with respect to those loans. Our institutions’ Two-Year CDR average for FFYs 2011, 2010 and 2009 with respect to the FFEL program loans that were not sold by the FFEL program lenders to the ED (the “Retained Loans”) was approximately the same as our institutions’ Two-Year CDR average for FFY 2008. We believe that this is primarily due to the absence of any disruption in the servicing of the Retained Loans.

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

Beginning with the official Three-Year CDRs for FFY 2009, the cohort default rate for three consecutive FFYs that triggers loss of eligibility to participate in FDL and Pell programs increases from 25% to 30%. We believe that our institutions’ Three-Year CDRs have been, and will likely continue to be, higher than our institutions’ Two-Year CDRs because of longer repayment and default histories, among other factors. None of our institutions had a preliminary Three-Year CDR of 30% or greater for the 2010 FFY, which is the most recent FFY for which preliminary Three-Year CDRs have been issued by the ED. We believe that the ITT Technical Institute institutions’ official Three-Year CDRs will be less than 30% for FFY 2011. The following table sets forth the average of our institutions’ Three-Year CDRs for the FFYs indicated:

FFY	Three-Year CDR Average
2010 (a)	29.2%
2009 (b)	32.9	% (c)

(a)	The most recent FFY for which the ED has published preliminary Three-Year CDRs.
(b)	The most recent FFY for which the ED has published official Three-Year CDRs.
(c)	Reduced by the ED from 34.2% as a result of an uncorrected data adjustment.

Since the same Purchased Loans are included in both the Two- and Three-Year CDRs for FFY 2009, we appealed the ITT Technical Institute institutions’ official Three-Year CDRs for FFY 2009 on the basis that those Purchased Loans were improperly serviced. Similarly and for the same reason that we intend to appeal the Two-Year CDRs for FFYs 2011 and, possibly, 2012, as discussed above, we intend to appeal the ITT Technical Institute institutions’ Three-Year CDRs for FFYs 2010, 2011 and, possibly, 2012.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended March 31, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 through January 31, 2013	0	$—	0	7,771,025
February 1, 2013 through February 28, 2013	0	$—	0	7,771,025
March 1, 2013 through March 31, 2013	0	$—	0	7,771,025

Total	0	$—	0

(1)	The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of March 31, 2013. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011
5,000,000	April 2012

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

Date: April 26, 2013

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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed

Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements