Form 10-Q
period 2013-06-30
ITT EDUCATIONAL SERVICES INC
filed 2013-07-26
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

23,368,853

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2013

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of June 30, 2013 and 2012 (unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2013 and 2012	3

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2013 and 2012	5

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012 (unaudited) and the year ended December 31, 2012	6

Notes to Condensed Consolidated Financial Statements	7

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$185,408	$246,342	$167,234
Restricted cash	776	601	751
Accounts receivable, net	123,076	77,313	73,675
Deferred income taxes	29,131	44,547	16,859
Prepaid expenses and other current assets	19,788	16,162	14,571

Total current assets	358,179	384,965	273,090
Property and equipment, net	179,095	189,890	198,175
Deferred income taxes	52,759	56,112	36,016
Other assets	39,440	41,263	49,360

Total assets	$629,473	$672,230	$556,641

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,719	$63,304	$80,777
Accrued compensation and benefits	26,219	21,023	25,711
Other current liabilities	41,521	86,722	19,454
Deferred revenue	113,891	135,900	121,873

Total current liabilities	245,350	306,949	247,815
Long-term debt	120,000	140,000	150,000
Other liabilities	84,191	98,327	74,615

Total liabilities	449,541	545,276	472,430

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	204,731	206,703	198,812
Retained earnings	1,011,061	959,072	925,781
Accumulated other comprehensive (loss)	(7,787)	(7,930)	(9,147)
Treasury stock, 13,700,051; 13,744,395 and 13,749,764 shares, at cost	(1,028,444)	(1,031,262)	(1,031,606)

Total shareholders’ equity	179,932	126,954	84,211

Total liabilities and shareholders’ equity	$629,473	$672,230	$556,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$259,936	$329,825	$547,647	$671,619
Costs and expenses:
Cost of educational services	123,828	140,940	249,049	275,881
Student services and administrative expenses	100,903	111,467	207,185	217,733
Loss related to private student loan programs	0	0	3,464	0

Total costs and expenses	224,731	252,407	459,698	493,614

Operating income	35,205	77,418	87,949	178,005
Interest income	172	502	206	1,183
Interest (expense)	(1,113)	(1,254)	(2,265)	(1,801)

Income before provision for income taxes	34,264	76,666	85,890	177,387
Provision for income taxes	13,405	30,664	33,901	70,314

Net income	$20,859	$46,002	$51,989	$107,073

Earnings per share:
Basic	$0.89	$1.97	$2.22	$4.39
Diluted	$0.89	$1.96	$2.21	$4.36
Weighted average shares outstanding:
Basic	23,414	23,390	23,406	24,405
Diluted	23,550	23,529	23,516	24,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$20,859	$46,002	$51,989	$107,073
Other comprehensive income, net of tax:
Net actuarial pension loss amortization, net of income tax of $182, $259, $393 and $531	286	404	619	827
Prior service (credit) amortization, net of income tax of $151, $152, $302 and $303	(238)	(237)	(476)	(474)
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0, $0 and $0	0	2	0	(21)

Other comprehensive income, net of tax	48	169	143	332

Comprehensive Income	$20,907	$46,171	$52,132	$107,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$20,859	$46,002	$51,989	$107,073
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,351	7,695	14,643	15,115
Provision for doubtful accounts	19,038	19,006	38,923	34,607
Deferred income taxes	3,123	(6,334)	16,334	(10,076)
Excess tax benefit from stock option exercises	0	(574)	0	(1,379)
Stock-based compensation expense	2,301	4,272	5,394	8,755
Settlement cost	0	0	(46,000)	0
Other	71	96	365	(243)
Changes in operating assets and liabilities:
Restricted cash	(57)	372	(175)	1,377
Accounts receivable	(38,037)	(38,270)	(84,686)	(60,176)
Accounts payable	6	3,113	415	1,901
Other operating assets and liabilities	(311)	(15,400)	(11,004)	6,766
Deferred revenue	(6,737)	(58,274)	(22,009)	(104,670)

Net cash flows from operating activities	7,607	(38,296)	(35,811)	(950)

Cash flows from investing activities:
Facility expenditures and land purchases	(360)	(253)	(460)	(385)
Capital expenditures, net	(1,955)	(7,117)	(3,373)	(11,635)
Proceeds from sales and maturities of investments and repayment of notes	107	117,216	322	216,171
Purchase of investments and note advances	0	0	(1,241)	(63,545)

Net cash flows from investing activities	(2,208)	109,846	(4,752)	140,606

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	574	0	1,379
Proceeds from exercise of stock options	0	3,423	0	8,091
Debt issue costs	0	0	0	(1,525)
Proceeds from revolving borrowings	0	0	0	175,000
Repayment of revolving borrowings	(30,000)	(25,000)	(20,000)	(175,000)
Repurchase of common stock and shares tendered for taxes	(3)	(61,789)	(371)	(209,360)

Net cash flows from financing activities	(30,003)	(82,792)	(20,371)	(201,415)

Net change in cash and cash equivalents	(24,604)	(11,242)	(60,934)	(61,759)
Cash and cash equivalents at beginning of period	210,012	178,476	246,342	228,993

Cash and cash equivalents at end of period	$185,408	$167,234	$185,408	$167,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2011	37,069	$371	$189,573	$827,675	($9,479)	(10,969)	($839,341)	$168,799

For the six months ended June 30, 2012 (unaudited):
Net income				107,073				107,073
Other comprehensive income					332			332
Equity award vesting and exercises				(8,966)		266	17,057	8,091
Tax benefit from equity awards			930					930
Stock-based compensation			8,309					8,309
Common shares repurchased						(3,026)	(207,918)	(207,918)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(22)	(1,442)	(1,442)

Balance as of June 30, 2012	37,069	371	198,812	925,781	(9,147)	(13,750)	(1,031,606)	84,211

For the six months ended December 31, 2012 (unaudited):
Net income				33,392				33,392
Other comprehensive income					1,217			1,217
Equity award vesting and exercises				(101)		6	355	254
Tax benefit from equity awards			(12)					(12)
Stock-based compensation			7,903					7,903
Shares tendered for taxes							(11)	(11)

Balance as of December 31, 2012	37,069	371	206,703	959,072	(7,930)	(13,744)	(1,031,262)	126,954

For the six months ended June 30, 2013 (unaudited):
Net income				51,989				51,989
Other comprehensive income					143			143
Equity award vesting and exercises			(3,189)			66	3,189	0
Tax benefit from equity awards			(4,177)					(4,177)
Stock-based compensation			5,394					5,394
Shares tendered for taxes						(22)	(371)	(371)

Balance as of June 30, 2013	37,069	$371	$204,731	$1,011,061	($7,787)	(13,700)	($1,028,444)	$179,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2013, we were offering master, bachelor and associate degree programs to approximately 59,000 students at ITT Technical Institute and Daniel Webster College locations. In addition, we offered one or more of our online programs to students who are located in 48 states. As of June 30, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. Our corporate headquarters are located in Carmel, Indiana.

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

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2013:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$184,470	$184,470	$0	$0
Other assets:
Money market fund	8,625	8,625	0	0

	$193,095	$193,095	$0	$0

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

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Condensed Consolidated Balance Sheet was approximately $10,200 as of June 30, 2013, $9,600 as of December 31, 2012 and $19,000 as of June 30, 2012. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and estimated fair value of our long-term debt was approximately $120,000 as of June 30, 2013, $140,000 as of December 31, 2012 and $150,000 as of June 30, 2012. The fair value of our long-term debt was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our long-term debt. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

4.	Equity Compensation

On May 7, 2013, our shareholders approved the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (the “Amended 2006 Plan”). Prior to May 7, 2013, we adopted and our shareholders approved the 2006 ITT Educational Services Inc. Equity Compensation Plan (the “Original 2006 Plan”). The Amended 2006 Plan increased the maximum number of shares of our common stock that may be issued pursuant to awards under the plan to 7,350,000, an increase of 3,350,000 over the 4,000,000 maximum under the Original 2006 Plan.

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense	$2,301	$4,272	$5,394	$8,755
Income tax (benefit)	($886)	($1,645)	($2,077)	($3,371)

We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2013 or 2012.

As of June 30, 2013, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $21,700, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.0 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30, 2013
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,574,604	$84.90	$133,691
Granted	154,000	$19.31	2,974
Forfeited	(16,668)	$75.11	(1,252)
Exercised	0	$0.00	0
Expired	(286,494)	$62.38	(17,871)

Outstanding at end of period	1,425,442	$82.46	$117,541	2.9	$784

Exercisable at end of period	1,135,937	$92.16	$104,687	2.6	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on June 28, 2013 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares subject to stock options granted	154,000	0	154,000	156,500
Weighted average grant date fair value per share	$9.16	$0	$9.16	$31.36
Shares subject to stock options exercised	0	93,911	0	197,965
Intrinsic value of stock options exercised	$0	$2,299	$0	$4,788
Proceeds received from stock options exercised	$0	$3,423	$0	$8,091
Tax benefits realized from stock options exercised	$0	$733	$0	$1,597

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rates	0.7%	Not applicable	0.7%	0.7%
Expected lives (in years)	4.6	Not applicable	4.6	4.5
Volatility	60%	Not applicable	60%	51%
Dividend yield	None	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2013
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	413,645	$75.35
Granted	514,317	$19.86
Forfeited	(55,303)	$64.23
Vested	(66,334)	$89.76

Unvested at end of period	806,325	$39.53

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $174 in the three months ended June 30, 2013 and $1,782 in the three months ended June 30, 2012. The total fair market value of the RSUs that vested and were settled in shares of our common stock was $1,177 in the six months ended June 30, 2013 and $4,536 in the six months ended June 30, 2012. In the six months ended June 30, 2012, 48,935 RSUs vested and were settled in cash for $3,073.

5.	Stock Repurchases

As of June 30, 2013, approximately 7.8 million shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of shares	0	928,500	0	3,025,700
Total cost	$0	$61,261	$0	$207,918
Average cost per share	$0	$65.98	$0	$68.72

6.	Debt

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of June 30, 2013.

As of June 30, 2013, the borrowings under the Credit Agreement totaled $120,000. The effective interest rate on our borrowings was approximately 3.30% per annum in the three months ended June 30, 2013 and approximately 2.70% per annum in the three months ended June 30, 2012. In the six months ended June 30, 2013, the effective interest rate on our borrowings was approximately 3.30% per annum compared to approximately 2.10% per annum in the six months ended June 30, 2012. The commitment fee under the Credit Agreement was 0.40% as of June 30, 2013.

The following table sets forth the interest expense (including the facility fee and commitment fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement in the periods indicated:

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$973	$1,115	$1,986	$1,662

7.	Investments

We did not hold any available-for-sale investments as of June 30, 2013, December 31, 2012 or June 30, 2012.

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income on investments	$24	$75	$58	$216
Realized net gains on the sale of investments	0	26	0	40

Total investment income	$24	$101	$58	$256

8.	Variable Interests

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets. In the three and six months ended June 30, 2012, the discount was amortized and recognized in Interest income on our Condensed Consolidated Statements of Income over the term of the Subordinated Note. We did not recognize any interest income related to the amortization of the Subordinated Note discount on our Condensed Consolidated Statements of Income in the three or six months ended June 30, 2013. The maturity date of the Subordinated Note is in March 2026. The face value of the Subordinated Note was approximately $73,000 as of June 30, 2013 and December 31, 2012 and $73,700 as of June 30, 2012.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of June 30, 2013, the value of the assets of the PEAKS Trust satisfied this requirement.

We guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”). We made guarantee and other payments related to the PEAKS Program to the PEAKS Trust of:

•	$3,290 in the three months ended June 30, 2013;

•	$259 in the three months ended June 30, 2012;

•	$6,384 in the six months ended June 30, 2013; and

•	$259 in the six months ended June 30, 2012.

See Note 11 – Contingencies, for further discussion of the PEAKS Guarantee.

We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three or six months ended June 30, 2013 or 2012 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of June 30, 2013 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three or six months ended June 30, 2013. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. We made payments to the 2009 Entity related to our guarantee obligations under the 2009 RSA, net of recoveries, in the amount of:

•	$77 in the three months ended June 30, 2013;

•	$389 in the three months ended June 30, 2012;

•	$280 in the six months ended June 30, 2013; and

•	$581 in the six months ended June 30, 2012.

We asserted the right to offset amounts owed to us by the 2009 Entity under a revolving promissory note (the “Revolving Note”) related to our guarantee obligations under the 2009 RSA, net of recoveries, of $7,438 in the three months ended June 30, 2013 and $7,976 in the six months ended June 30, 2013. Approximately $6,800 of the amount that we claimed as an offset against the Revolving Note in each of the three and six months ended June 30, 2013 related to our election under the 2009 RSA to discharge our guarantee obligations with respect to certain defaulted private education loans under the 2009 Loan Program. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013. See Note 11 – Contingencies, for further discussion of the 2009 RSA.

In addition, we have made advances to the 2009 Entity under the Revolving Note. We did not make any advances in the three or six months ended June 30, 2013 or 2012 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of June 30, 2013, $8,300 as of December 31, 2012 and $8,700 as of June 30, 2012.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of June 30, 2013 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three or six months ended June 30, 2013. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

In the three months ended December 31, 2012, we determined that the Subordinated Note and the Revolving Note were impaired and recorded an impairment charge in the aggregate amount of $15,200. The aggregate carrying value of the Subordinated Note and the Revolving Note was approximately $2,700 as of June 30, 2013, $2,900 as of December 31, 2012 and $19,000 as of June 30, 2012 and was included on our Condensed Consolidated Balance Sheet in Prepaid expenses and other current assets as of June 30, 2013 and in Other assets as of December 31, 2012 and June 30, 2012. The accrual of interest (in the case of the Revolving Note) and the accretion of discount (in the case of the Subordinated Note) is discontinued when, in our opinion, the borrower may be unable to make payments owed under the note as they become due. We did not recognize any interest income related to the Subordinated Note or the Revolving Note in our Condensed Consolidated Statements of Income during the time that the Subordinated Note and Revolving Note were impaired, which included the three and six months ended June 30, 2013.

9.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,414	23,390	23,406	24,405
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	136	139	110	178

Outstanding shares for diluted earnings per share calculation	23,550	23,529	23,516	24,583

A total of approximately 1.6 million shares in the three and six months ended June 30, 2013 and 1.5 million shares in the three and six months ended June 30, 2012 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest cost	$425	$502	$877	$1,032
Expected return on assets	(1,076)	(1,110)	(2,173)	(2,257)
Recognized net actuarial loss	468	663	1,012	1,358
Amortization of prior service (credit)	(389)	(389)	(778)	(777)

Net periodic pension (benefit)	($572)	($334)	($1,062)	($644)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or six months ended June 30, 2013 or 2012. We do not expect to make any material contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2013.

The following table sets forth the changes in the components of Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet in the six months ended June 30, 2013:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at January 1, 2013	($13,058)	$5,128	($7,930)
Amortization of:
Actuarial (gains)/losses	1,012	(393)	619
Prior service costs (credits)	(778)	302	(476)

Balance at June 30, 2013	($12,824)	$5,037	($7,787)

The reclassification of prior service costs/credits and actuarial gains/losses from Accumulated other comprehensive loss are included in the computation of net periodic pension cost (benefit). Net periodic pension cost (benefit) was included in compensation expense in Cost of educational services and Student services and administrative expenses on our Condensed Consolidated Statements of Income in the six months ended June 30, 2013.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2013, the total face amount of those surety bonds was approximately $24,200.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of June 30, 2013, our recorded liability for these claims and contingencies was approximately $76,686, the substantial majority of which pertained to our guarantee obligations under the 2009 RSA and PEAKS Program (collectively, the “RSAs”). As of June 30, 2013, $33,946 of the recorded liability was included in Other current liabilities and $42,740 was included in Other liabilities on our Condensed Consolidated Balance Sheet. The $33,946 included in Other current liabilities as of June 30, 2013 included $7,976 that we claimed as an offset against amounts owed to us under the Revolving Note.

See “ – Guarantees” below for further discussion of the amounts we claimed as offsets under the Revolving Note. The $42,740 included in Other liabilities as of June 30, 2013 represents our estimate of the loss that we believe we will realize over the next seven to ten years related to our estimated guarantee obligations under the RSAs.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Six Months Ended June 30,
	2013	2012
Balance as of January 1	$123,439	$36,028
Increases (decreases) from:
Additional reserves	5,195	6,381
Payments, net	(52,671)	(845)
Estimated recovery	723	0

Balance as of June 30	$76,686	$41,564

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

The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the RSAs. With respect to our guarantee obligations under the RSAs, we believe that it is reasonably possible that we may incur losses in an estimated range of $8,000 less than to $38,000 greater than the recorded liability for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

On December 22, 2008, we were served with a qui tam action that was filed on July 3, 2007 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of herself and the federal government under the following caption: United States of America ex rel. Debra Leveski v. ITT Educational Services, Inc. (the “Leveski Litigation”). We were served with the Leveski Litigation after the U.S. Department of Justice declined to intervene in the litigation. On June 3, 2008, the relator filed an amended complaint in the Leveski Litigation. On September 23, 2009, the court dismissed the Leveski Litigation without prejudice and gave the relator an opportunity to replead her complaint. On October 8, 2009, the relator filed a second amended complaint. In the second amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., and the Higher Education Act of 1965, as amended (the “HEA”) by compensating our sales representatives and financial aid administrators with commissions, bonuses or other incentive payments based directly or indirectly on success in securing enrollments or federal financial aid. The relator alleges that all of our revenue derived from the federal student financial aid programs from July 3, 2001 through July 3, 2007 was generated as a result of our violating the HEA. The relator seeks various forms of recovery on behalf of herself and the federal government, including:

•	treble the amount of unspecified funds paid to us for federal student grants;

•	treble the amount of unspecified default payments, special allowance payments and interest received by lenders with respect to federal student loans received by our students;

•	all civil penalties allowed by law; and

•	attorney’s fees and costs.

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

On August 8, 2011, the district court granted our motion to dismiss all of the relator’s claims in the Leveski Litigation for lack of subject-matter jurisdiction and issued a judgment for us. On February 16, 2012, the relator in the Leveski Litigation filed a Notice of Appeal with the 7th Circuit Court of Appeals regarding the final judgment entered by the district court dismissing all claims against us. On March 26, 2012, the district court in the Leveski Litigation awarded us approximately $395 in sanctions against the relator’s attorneys for filing a frivolous lawsuit. Relator’s attorneys also appealed this award to the 7th Circuit Court of Appeals. On July 8, 2013, the 7th Circuit Court of Appeals reversed the district court’s dismissal of the Leveski Litigation for lack of subject-matter jurisdiction and the award of sanctions against relator’s attorneys. In addition, the 7th Circuit Court of Appeals remanded the Leveski Litigation back to the district court for further proceedings.

We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the complaint.

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

On May 8, 2013, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers and all of our current Directors in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Wilfred Litigation”). The complaint alleges, among other things, that from April 24, 2008 through February 25, 2013, the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, wasting our corporate assets and being unjustly enriched, by:

•

causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information relating to a series of risk-sharing agreements through SEC filings, press releases, conference calls, and other public statements and disclosures;

•

willfully ignoring obvious and pervasive problems with our internal controls and practices and procedures, and failing to make a good faith effort to correct these problems or prevent their recurrence;

•	violating and breaching fiduciary duties of care, loyalty, reasonable inquiry, oversight, good faith and supervision;

•	causing or allowing us to misrepresent material facts regarding our financial position and business prospects; and

•	abandoning their responsibilities and duties with regard to prudently managing our businesses in a manner imposed upon them by law.

The complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. Although the derivative action is brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuit.

There can be no assurance that the ultimate outcome of the Leveski Litigation, Koetsch Litigation, MLAF Litigation, Wilfred Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

The current officers named in the Koetsch Litigation, the MLAF Litigation and the Wilfred Litigation include Daniel M. Fitzpatrick and Kevin M. Modany.

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

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV (the “Title IV Programs”) of the HEA. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee to the extent that funds are remaining in the PEAKS Trust. Payments made under the PEAKS Guarantee that we expect to recover, net of accrued discount, were approximately $7,500 as of June 30, 2013 and $6,700 as of December 31, 2012 and are included in Other assets on our Condensed Consolidated Balance Sheet.

The maximum future payments that we could be required to make under the PEAKS Guarantee include:

•	up to $257,000 in principal of PEAKS Senior Debt, which was the approximate outstanding principal balance of the PEAKS Senior Debt as of June 30, 2013;

•	accrued interest on the PEAKS Senior Debt;

•	the fees and expenses of the PEAKS Trust; and

•	amounts by which the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt falls below the required level.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2013, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2013. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2013.

We made guarantee and other payments related to the RSAs in the aggregate amount, net of recoveries, of approximately:

•	$3,367 in the three months ended June 30, 2013;

•	$648 in the three months ended June 30, 2012;

•	$6,664 in the six months ended June 30, 2013; and

•	$840 in the six months ended June 30, 2012.

We asserted the right to offset amounts owed to us by the 2009 Entity under the Revolving Note related to the 2009 RSA, net of recoveries, of $7,438 in the three months ended June 30, 2013 and $7,976 in the six months ended June 30, 2013. Approximately $6,800 of the amount that we claimed as an offset against the Revolving Note in each of the three and six months ended June 30, 2013 related to our election under the 2009 RSA to discharge our guarantee obligations with respect to certain defaulted private education loans under the 2009 Loan Program. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC, in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2013, we were offering master, bachelor and associate degree programs to approximately 59,000 students. As of June 30, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states. In addition, we offered one or more of our online programs to students who are located in 48 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
Revenue	100.0%		100.0%		100.0%		100.0%
Cost of educational services	47.6%		42.7%		45.5%		41.1%
Student services and administrative expenses	38.8%		33.8%		37.8%		32.4%
Loss related to private student loan programs	0.0%		0.0%		0.6%		0.0%

Operating income	13.5%		23.5%		16.1%		26.5%
Interest (expense), net	(0.4%	)	(0.3%	)	(0.4%	)	(0.1%	)

Income before provision for income taxes	13.2%		23.2%		15.7%		26.4%

The following table sets forth our total student enrollment as of the dates indicated:

	2013		2012
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	61,039	(14.2%)	71,123	(15.4%)
June 30	58,617	(11.7%)	66,397	(15.7%)
September 30	Not applicable	Not applicable	65,662	(17.1%)
December 31	Not applicable	Not applicable	61,059	(16.6%)

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2013			2012
New Student Enrollment in the Three Months Ended:	New Student Enrollment	Increase (Decrease) To Prior Year		New Student Enrollment	(Decrease) To Prior Year
March 31	17,412	(3.6%	)	18,067	(17.0%	)
June 30	16,883	7.5%		15,698	(9.5%	)
September 30	Not applicable	Not applicable		19,298	(15.8%	)
December 31	Not applicable	Not applicable		13,398	(11.4%	)

Total for the year	Not applicable	Not applicable		66,461	(13.9%	)

We believe that the 7.5% increase in new student enrollment in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to:

•	an increase in the number of prospective students who inquired about our programs of study;

•	an increase in the rate at which prospective students who applied for enrollment actually began attending classes in their programs of study; and

•	increased availability to and use by our students of institutional scholarships and awards, which have the effect of reducing the students’ cost of our programs of study.

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

A continued decline in total student enrollment, and further declines in new student enrollment similar to those that we experienced prior to the three months ended June 30, 2013, could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the declines in total and new student enrollment, including, without limitation:

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2011	73.5%	73.1%	71.5%	73.4%
2012	72.4%	71.3%	69.8%	72.6%
2013	71.5%	68.4%	Not applicable	Not applicable

We believe that the decrease in student persistence as of June 30, 2013 compared to June 30, 2012 was primarily due to:

•	an increase in the number of graduates at the end of the academic quarter that began in March 2013 compared to the end of the same academic quarter in the prior year; and

•

a slight decrease in student retention in the three months ended June 30, 2013 compared to the same prior year period, primarily attributed to lower student retention in a few courses that are delivered in the early portions of certain associate degree programs of study.

The increase in the number of graduates at the end of the academic quarter that began in March 2013 was primarily due to two, instead of one, graduating classes of students comprised of:

•

the first graduation class of the associate degree programs of study that we introduced in 2011, which reduce from eight to seven the number of academic quarters required for a full-time student to graduate; and

•	the last graduation class of full-time students of the associate degree programs of study that required eight academic quarters for a full-time student to graduate.

We believe that the decrease in student persistence as of March 31, 2013 compared to March 31, 2012 was primarily due to the number of graduates in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreasing at a lesser rate than the decline in total student enrollment as of December 31, 2012 compared to December 31, 2011.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012. Revenue decreased $69.9 million, or 21.2%, to $259.9 million in the three months ended June 30, 2013 compared to $329.8 million in the three months ended June 30, 2012. The primary factors that contributed to this decrease included:

•	a 14.2% decrease in total student enrollment as of March 31, 2013 compared to March 31, 2012;

•	an 11.7% decrease in total student enrollment as of June 30, 2013 compared to June 30, 2012; and

•	a $30.1 million increase in institutional scholarships and awards provided to our students in the three months ended June 30, 2013 compared to the same prior year period.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013.

Cost of educational services decreased $17.1 million, or 12.1%, to $123.8 million in the three months ended June 30, 2013 compared to $140.9 million in the three months ended June 30, 2012. The primary factors that contributed to this decrease included:

•	a decrease in compensation and benefit costs, resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments.

Cost of educational services as a percentage of revenue increased 490 basis points to 47.6% in the three months ended June 30, 2013 compared to 42.7% in the three months ended June 30, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses decreased $10.6 million, or 9.5%, to $100.9 million in the three months ended June 30, 2013 compared to $111.5 million in the three months ended June 30, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and media advertising expenses.

Student services and administrative expenses increased to 38.8% of revenue in the three months ended June 30, 2013 compared to 33.8% of revenue in the three months ended June 30, 2012. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and media advertising expenses. Bad debt expense as a percentage of revenue increased to 7.3% in the three months ended June 30, 2013 compared to 5.8% in the three months ended June 30, 2012, primarily as a result of an increase in student account balances that were determined to be uncollectible.

Operating income decreased $42.2 million, or 54.5%, to $35.2 million in the three months ended June 30, 2013 compared to $77.4 million in the three months ended June 30, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 13.5% in the three months ended June 30, 2013 compared to 23.5% in the three months ended June 30, 2012, primarily as a result of the impact of the factors discussed above.

Interest income decreased $0.3 million, or 65.7%, to $0.2 million in the three months ended June 30, 2013 compared to $0.5 million in the three months ended June 30, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Subordinated Note. Interest expense decreased $0.1 million, or 11.2%, to $1.1 million in the three months ended June 30, 2013 compared to $1.3 million in the three months ended June 30, 2012, primarily due to a decrease in our weighted average outstanding borrowings under the Credit Agreement, which was partially offset by an increase in the effective interest rate on the Revolver.

Our combined federal and state effective income tax rate was 39.1% in the three months ended June 30, 2013 compared to 40.0% in the three months ended June 30, 2012. The effective income tax rate was higher in the three months ended June 30, 2012 primarily due to the settlement of certain income tax audits during that time period.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012. Revenue decreased $124.0 million, or 18.5%, to $547.6 million in the six months ended June 30, 2013 compared to $671.6 million in the six months ended June 30, 2012. The primary factors that contributed to this decrease included:

•	a 14.2% decrease in total student enrollment as of March 31, 2013 compared to March 31, 2012;

•	a 16.6% decrease in total student enrollment as of December 31, 2012 compared to December 31, 2011;

•	an 11.7% decrease in total student enrollment as of June 30, 2013 compared to June 30, 2012; and

•	a $30.9 million increase in institutional scholarships and awards provided to our students in the six months ended June 30, 2013 compared to the same prior year period.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013.

Cost of educational services decreased $26.8 million, or 9.7%, to $249.0 million in the six months ended June 30, 2013 compared to $275.9 million in the six months ended June 30, 2012. The primary factors that contributed to this decrease included:

•	a decrease in compensation and benefit costs, resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments.

Cost of educational services as a percentage of revenue increased 440 basis points to 45.5% in the six months ended June 30, 2013 compared to 41.1% in the six months ended June 30, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses decreased $10.5 million, or 4.8%, to $207.2 million in the six months ended June 30, 2013 compared to $217.7 million in the six months ended June 30, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and expenses related to student scholarships, which were partially offset by an increase in bad debt expense.

Student services and administrative expenses increased to 37.8% of revenue in the six months ended June 30, 2013 compared to 32.4% of revenue in the six months ended June 30, 2012. The principal causes of this increase were a decline in revenue and an increase in bad debt expense, which were partially offset by decreases in compensation and benefit costs and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 7.1% in the six months ended June 30, 2013 compared to 5.2% in the six months ended June 30, 2012, primarily as a result of an increase in student account balances that were determined to be uncollectible.

Operating income decreased $90.1 million, or 50.6%, to $87.9 million in the six months ended June 30, 2013 compared to $178.0 million in the six months ended June 30, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 16.1% in the six months ended June 30, 2013 compared to 26.5% in the six months ended June 30, 2012, primarily as a result of the impact of the factors discussed above.

Interest income decreased $1.0 million, or 82.6%, to $0.2 million in the six months ended June 30, 2013 compared to $1.2 million in the six months ended June 30, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Subordinated Note. Interest expense increased $0.5 million, or 25.8%, to $2.3 million in the six months ended June 30, 2013 compared to $1.8 million in the six months ended June 30, 2012, primarily due to an increase in the effective interest rate on the Revolver, which was partially offset by a decrease in our weighted average outstanding borrowings under the Credit Agreement.

Our combined federal and state effective income tax rate was 39.5% in the six months ended June 30, 2013 compared to 39.6% in the six months ended June 30, 2012.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $185.4 million as of June 30, 2013 compared to $246.3 million as of December 31, 2012 and $167.2 million as of June 30, 2012. Cash and cash equivalents as of June 30, 2013 decreased $60.9 million compared to December 31, 2012, primarily due to a payment of $46.0 million made in January 2013 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA and a net repayment of $20.0 million in outstanding borrowings under the Revolver. Cash and cash equivalents as of June 30, 2013 increased $18.2 million compared to June 30, 2012, primarily due to cash generated from operating activities which was partially offset by a net repayment of $30.0 million in outstanding borrowings under the Revolver and approximately $10.1 million of capital and facility expenditures.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $8.8 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of June 30, 2013.

We do not expect to make any material contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2013. In 2012, we did not make any contributions to either the ESI Pension Plan or the ESI Excess Pension Plan.

Operations. Net cash generated from operating activities was $7.6 million in the three months ended June 30, 2013 compared to net cash used in operating activities of $38.3 million in the three months ended June 30, 2012. The $45.9 million increase in net cash flows from operating activities was primarily due to lower income tax and compensation-related payments, which were partially offset by a decrease in funds received as a result of lower student enrollments.

Net cash used in operating activities was $35.8 million in the six months ended June 30, 2013 compared to net cash used in operating activities of $1.0 million in the six months ended June 30, 2012. The $34.8 million decrease in net cash flows from operating activities was primarily due to a decrease in funds received as a result of lower student enrollments and the settlement payment to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which were partially offset by lower income tax and compensation-related payments.

Accounts receivable less allowance for doubtful accounts was $123.1 million as of June 30, 2013 compared to $73.7 million as of June 30, 2012. Days sales outstanding increased 22.8 days to 43.1 days at June 30, 2013 compared to 20.3 days at June 30, 2012. Our accounts receivable balance and days sales outstanding increased as of June 30, 2013, primarily due to:

•	an increase in internal student financing as a result of a decrease in the amount of funds received from private education loans made to our students by third-party lenders;

•	a delay in the receipt of certain federal financial aid funds resulting from internal processing issues in the six months ended June 30, 2013; and

•

to a lesser extent, changes implemented to the Federal Pell Grant Program that eliminated multiple awards in a twelve-month period and adjusted the lifetime limits, both of which began to impact our students in 2012.

Investing. In the three months ended June 30, 2013, we spent $0.4 million to renovate, expand and construct buildings compared to $0.3 million for similar expenditures in the three months ended June 30, 2012. In the six months ended June 30, 2013, we spent $0.5 million to renovate, expand or construct buildings compared to $0.4 million for similar expenditures in the six months ended June 30, 2012.

Capital expenditures, excluding facility and land purchases and facility construction, totaled:

•	$2.0 million in the three months ended June 30, 2013 compared to $7.1 million in the three months ended June 30, 2012; and

•	$3.4 million in the six months ended June 30, 2013 compared to $11.6 million in the six months ended June 30, 2012.

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of June 30, 2013.

As of June 30, 2013, the borrowings under the Credit Agreement totaled $120.0 million. The effective interest rate on our borrowings was approximately 3.30% per annum for the three months ended June 30, 2013 and approximately 2.70% per annum for the three months ended June 30, 2012. In the six months ended June 30, 2013, the effective interest rate on our borrowings was approximately 3.30% per annum compared to approximately 2.10% per annum in the six months ended June 30, 2012. The commitment fee under the Credit Agreement was 0.40% as of June 30, 2013.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of shares repurchased	0	928,500	0	3,025,700
Total cost of shares repurchased (in millions)	$0	$61.3	$0	$207.9
Average cost per share	$0	$65.98	$0	$68.72

Approximately 7.8 million shares remained available for repurchase under the Repurchase Program as of June 30, 2013. Pursuant to the Board’s stock repurchase authorization, we may repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

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

Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. As of June 30, 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship will reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. Therefore, we believe that the amounts receivable from students to us, as well as our revenue, should decrease in 2013, if the Opportunity Scholarship continues to be rolled-out to, and utilized by, the majority of our students, as expected.

Our revenue decreased in the three months and six months ended June 30, 2013 compared to the same periods in the prior year, partially as a result of the increase in institutional scholarships and awards provided to our students. In the three months ended June 30, 2013, our revenue decreased by $30.1 million compared to the three months ended June 30, 2012 as a result of the increase in institutional scholarships and awards. In the six months ended June 30, 2013, our revenue decreased by $30.9 million compared to the six months ended June 30, 2012 as a result of the increase in institutional scholarships and awards. The increase in institutional scholarships and awards in the three and six months ended June 30, 2013 was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter than began in March 2013.

Based on the amount of Opportunity Scholarships that we estimate may be awarded in 2013, we believe that the Opportunity Scholarships, as well as, to a lesser extent, other factors, will have the effect of reducing our revenue per student by approximately 4.0 to 6.0 percent in the full year 2013 compared to 2012, and may result in our bad debt expense as a percentage of revenue being at the high end of the range of approximately 4% to 6% in the full year 2013.

As previously discussed, the two private education loan programs that provided the vast majority of the private education loans to our students in 2011 and 2010 expired in 2011. As a result, in 2012 and in the six months ended June 30, 2013, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. As of June 30, 2013, our accounts receivable less allowance for doubtful accounts increased $49.4 million, or 67.1%, to $123.1 million compared to $73.7 million as of June 30, 2012, primarily due to the increase in the amount of internal financing that we provided to our students since the private education loan programs expired in 2011.

The internal student financing provided to a student is generally due and payable by the student at the end of the student’s academic year (which is generally nine months) or enrollment, whichever occurs first. In contrast, we typically received the proceeds of a student’s private education loan at the beginning of the student’s academic year. Both the delay in our receipt of internal student financing payments compared to our receipt of private education loan proceeds and the increased amount of internal student financing that we provide to our students as a result of the expiration of the two primary private education loan programs utilized by our students have negatively impacted our liquidity and cash flows from operating activities. The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs utilized by our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing which resulted in an increase in our bad debt expense as a percentage of revenue in the three months ended June 30, 2013 to 7.3% compared to 5.8% in the three months ended June 30, 2012. The 22.8-day increase in our days sales outstanding to 43.1 days as of June 30, 2013 compared to 20.3 days as of June 30, 2012 was primarily attributable to:

•	the increase in internal student financing caused by a decrease in the amount of funds received from private education loans made to our students by third-party lenders;

•	a delay in the receipt of certain federal financial aid funds resulting from internal processing issues in the six months ended June 30, 2013; and

•

to a lesser extent, changes implemented to the Federal Pell Grant Program that eliminated multiple awards in a twelve-month period and adjusted the lifetime limits, both of which began to impact our students in 2012.

We plan to continue the roll-out of the Opportunity Scholarship which we believe will reduce the amount of internal student financing that we provide to our students. The increased use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$159,049	$48,128	$72,626	$29,416	$8,879
Long-term debt, including scheduled interest payments (a)	$127,396	$4,173	$123,223	$0	$0
Claims and contingencies (b)	$25,970	$25,970	$0	$0	$0

Total	$312,415	$78,271	$195,849	$29,416	$8,879

(a)	The long-term debt represents the Revolver under the Credit Agreement and assumes that the $120.0 million outstanding balance under the Revolver as of June 30, 2013 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of June 30, 2013.
(b)

The $26.0 million in the Claims and contingencies line item consists of the $33.9 million recorded liability for claims and contingencies that was included in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013, less approximately $8.0 million that we claimed as an offset against amounts owed to use under the Revolving Note. This is an estimate of the amount of claims and contingencies that we believe we will pay during the next 12 months, the substantial majority of which relate to our guarantee obligations under the RSAs. The recorded liability for claims and contingencies of $42.7 million, which was included in Other liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013, is not included in the table above, because we cannot reasonably predict the timing of possible payments that we believe we will make after June 30, 2014 related to our claims and contingencies, the substantial majority of which relate to our guarantee obligations under the RSAs. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information on our claims and contingencies as of June 30, 2013.

The table above does not reflect unrecognized tax benefits of $20.6 million and accrued interest related to unrecognized tax benefits of $6.1 million, because we cannot reasonably predict the timing of the resolution of the related tax positions.

Off-Balance Sheet Arrangements

As of June 30, 2013, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 11 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2013, the total face amount of those surety bonds was approximately $24.2 million.

On January 20, 2010, we entered into the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued the PEAKS Senior Debt to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt, which requirement we guarantee. As of June 30, 2013, the value of the assets of the PEAKS Trust satisfied this requirement. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020. As of June 30, 2013, the outstanding principal balance of the PEAKS Senior Debt was approximately $257.0 million.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2013, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2013.

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

In the three months ended June 30, 2013, we made guarantee and other payments related to the RSAs in the aggregate amount, net of recoveries, of approximately $3.4 million. We also asserted the right to offset approximately $7.4 million, net of recoveries, of the amount owed to us by the 2009 Entity under the Revolving Note. Approximately $6.8 million of the amount that we claimed as an offset against the Revolving Note related to our election under the 2009 RSA to discharge our guarantee obligations with respect to certain defaulted private education loans under the 2009 Loan Program. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013. See Notes 8 and 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSAs.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of June 30, 2013, our recorded liability for these claims and contingencies was approximately $76.7 million, the substantial majority of which pertained to our guarantee obligations under the RSAs. Approximately $33.9 million of the recorded liability was included in Other current liabilities and approximately $42.7 million was included in Other liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013. We believe that the $42.7 million loss included in Other liabilities as of June 30, 2013 will be realized over the next seven to ten years related to our estimated guarantee obligations under the RSAs.

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

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three and six months ended June 30, 2013.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our second fiscal quarter of 2013, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of June 30, 2013.

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

On December 22, 2008, we were served with a qui tam action in the Leveski Litigation that was filed on July 3, 2007 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of herself and the federal government under the following caption: United States of America ex rel. Debra Leveski v. ITT Educational Services, Inc. We were served with the Leveski Litigation after the U.S. Department of Justice declined to intervene in the litigation. On June 3, 2008, the relator filed an amended complaint in the Leveski Litigation. On September 23, 2009, the court dismissed the Leveski Litigation without prejudice and gave the relator an opportunity to replead her complaint. On October 8, 2009, the relator filed a second amended complaint. In the second amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq., and the HEA by compensating our sales representatives and financial aid administrators with commissions, bonuses or other incentive payments based directly or indirectly on success in securing enrollments or federal financial aid. The relator alleges that all of our revenue derived from the federal student financial aid programs from July 3, 2001 through July 3, 2007 was generated as a result of our violating the HEA. The relator seeks various forms of recovery on behalf of herself and the federal government, including:

•	treble the amount of unspecified funds paid to us for federal student grants;

•	treble the amount of unspecified default payments, special allowance payments and interest received by lenders with respect to federal student loans received by our students;

•	all civil penalties allowed by law; and

•	attorney’s fees and costs.

A qui tam action is a civil lawsuit brought by a qui tam relator on behalf of the federal or state government for an alleged submission to the government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the government typically initiates an investigation in order to determine whether to intervene in the litigation. If the government intervenes, it has primary control over the litigation. If the government declines to intervene, the relator may pursue the litigation on behalf of the government. If the government or the relator is successful in the litigation, the relator receives a portion of the government’s recovery.

On August 8, 2011, the district court granted our motion to dismiss all of the relator’s claims in the Leveski Litigation for lack of subject-matter jurisdiction and issued a judgment for us. On February 16, 2012, the relator in the Leveski Litigation filed a Notice of Appeal with the 7th Circuit Court of Appeals regarding the final judgment entered by the district court dismissing all claims against us. On March 26, 2012, the district court in the Leveski Litigation awarded us approximately $0.4 million in sanctions against the relator’s attorneys for filing a frivolous lawsuit. Relator’s attorneys also appealed this award to the 7th Circuit Court of Appeals. On July 8, 2013, the 7th Circuit Court of Appeals reversed the district court’s dismissal of the Leveski Litigation for lack of subject-matter jurisdiction and the award of sanctions against relator’s attorneys. In addition, the 7th Circuit Court of Appeals remanded the Leveski Litigation back to the district court for further proceedings.

We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the complaint.

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

On May 8, 2013, a complaint in the Wilfred Litigation was filed against two of our current executive officers and all of our current Directors in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. The complaint alleges, among other things, that from April 24, 2008 through February 25, 2013, the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, wasting our corporate assets and being unjustly enriched, by:

•

causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information relating to a series of risk-sharing agreements through SEC filings, press releases, conference calls, and other public statements and disclosures;

•

willfully ignoring obvious and pervasive problems with our internal controls and practices and procedures, and failing to make a good faith effort to correct these problems or prevent their recurrence;

•	violating and breaching fiduciary duties of care, loyalty, reasonable inquiry, oversight, good faith and supervision;

•	causing or allowing us to misrepresent material facts regarding our financial position and business prospects; and

•	abandoning their responsibilities and duties with regard to prudently managing our businesses in a manner imposed upon them by law.

The complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.

Although the derivative action is brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuit.

There can be no assurance that the ultimate outcome of the Leveski Litigation, Koetsch Litigation, MLAF Litigation, Wilfred Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

The current officers named in the Koetsch Litigation, the MLAF Litigation and the Wilfred Litigation include Daniel M. Fitzpatrick and Kevin M. Modany.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties we describe in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Government and regulatory agencies and third parties may bring investigations, claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to our campuses, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. Due to the highly regulated nature of the postsecondary education industry, we are subject to investigations and claims of non-compliance with regulatory standards and other actions brought by regulatory agencies, students, shareholders and other parties. If the results of any of those investigations and claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by those types of investigations and claims, we may have to divert significant financial and management resources from our ongoing business operations to address and defend those investigations and claims, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding any of those investigations and claims could also negatively affect our business and the market price of our common stock. See “Business – Highly Regulated Industry” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

On October 30, 2012, we received a CID from the Massachusetts Office of the Attorney General (“MAG”). The MAG’s CID provides that the MAG is investigating allegations that we may have violated Massachusetts General Laws, Chapter 93A, Section 2(a) by “engaging in unfair or deceptive practices in connection with marketing and advertising job placement and student outcomes, the recruitment of students, and the financing of education.” The MAG’s CID contains broad requests for production of documents related to our students in Massachusetts, including the financial aid available to those students, our recruitment of those students, the career services that we offer to those students, our marketing and advertising, the retention and graduation rates of those students and many other aspects of our business. We are cooperating with the MAG in its investigation, and we have provided documentation, communications and other information to the MAG in response to the CID. We believe that our acts and practices relating to our students in Massachusetts are lawful.

On February 8, 2013, we received a subpoena from the SEC. In a letter accompanying the subpoena, the SEC states that it is conducting an investigation of us. The SEC’s subpoena requests the production of documents and communications that, among other things, relate to our actions and accounting associated with: (a) agreements that we entered into with the 2009 Entity to create the 2009 Loan Program, including, without limitation, the 2009 RSA; and (b) agreements that we entered into to create the PEAKS Program. On May 9, 2013, we received a second subpoena from the SEC requesting the production of certain communications related to the same subject matter as the subpoena received on February 8, 2013. We are cooperating with the SEC in its investigation, and we have provided documentation, communications and other information to the SEC in response to both subpoenas. There can be no assurance, however, that the ultimate outcome of the SEC investigation will not have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended June 30, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 through April 30, 2013	0	$—	0	7,771,025
May 1, 2013 through May 31, 2013	0	—	0	7,771,025
June 1, 2013 through June 30, 2013	0	—	0	7,771,025

Total	0	$—	0

(1)	The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of June 30, 2013. Our Board of Directors has authorized us to repurchase the following number of shares of our common stock pursuant to the Repurchase Program:

Number of Shares	Board Authorization Date
2,000,000	April 1999
2,000,000	April 2000
5,000,000	October 2002
5,000,000	April 2006
5,000,000	April 2007
5,000,000	January 2010
5,000,000	October 2010
5,000,000	July 2011
5,000,000	April 2012

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

ITT Educational Services, Inc.
Date: July 26, 2013
	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	First Amendment of ESI 401(k) Plan

10.2	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on May 7, 2013)

10.3	Form of Nonqualified Stock Option Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on May 7, 2013)

10.4	Form of Restricted Stock Unit Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from Exhibit 10.3 to ITT/ESI’s Current Report on Form 8-K filed on May 7, 2013)

10.5	Form of Restricted Stock Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from Exhibit 10.4 to ITT/ESI’s Current Report on From 8-K filed on May 7, 2013)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements