Form 10-Q
period 2013-09-30
ITT EDUCATIONAL SERVICES INC
filed 2013-10-29
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

23,369,914

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2013

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2013 and 2012 (unaudited) and December 31, 2012

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2013 and 2012

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2013 and 2012

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2013 and 2012

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012 (unaudited) and the year ended December 31, 2012

Notes to Condensed Consolidated Financial Statements

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,721	$246,342	$174,458
Restricted cash	612	601	720
Accounts receivable, net	119,529	77,313	89,425
Deferred income taxes	25,687	44,547	19,284
Prepaid expenses and other current assets	18,952	16,162	18,331

Total current assets	333,501	384,965	302,218
Property and equipment, net	174,394	189,890	194,253
Deferred income taxes	54,657	56,112	39,499
Other assets	46,409	41,263	49,080

Total assets	$608,961	$672,230	$585,050

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$61,468	$63,304	$76,358
Accrued compensation and benefits	20,113	21,023	19,729
Other current liabilities	51,285	86,722	19,910
Deferred revenue	132,246	135,900	119,089

Total current liabilities	265,112	306,949	235,086
Long-term debt	60,000	140,000	140,000
Other liabilities	82,852	98,327	78,189

Total liabilities	407,964	545,276	453,275

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	206,714	206,703	203,095
Retained earnings	1,030,002	959,072	968,545
Accumulated other comprehensive (loss)	(7,715)	(7,930)	(8,970)
Treasury stock, 13,698,990, 13,744,395 and 13,744,474 shares, at cost	(1,028,375)	(1,031,262)	(1,031,266)

Total shareholders’ equity	200,997	126,954	131,775

Total liabilities and shareholders’ equity	$608,961	$672,230	$585,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$259,416	$314,747	$807,063	$986,366
Costs and expenses:
Cost of educational services	121,994	133,948	371,043	409,829
Student services and administrative expenses	99,130	110,046	306,315	327,779
Loss related to private student loan programs	6,213	0	9,677	0

Total costs and expenses	227,337	243,994	687,035	737,608

Operating income	32,079	70,753	120,028	248,758
Interest income	170	125	376	1,308
Interest (expense)	(915)	(1,021)	(3,180)	(2,822)

Income before provision for income taxes	31,334	69,857	117,224	247,244
Provision for income taxes	12,393	26,997	46,294	97,311

Net income	$18,941	$42,860	$70,930	$149,933

Earnings per share:
Basic	$0.81	$1.83	$3.03	$6.23
Diluted	$0.80	$1.83	$3.01	$6.20
Weighted average shares outstanding:
Basic	23,418	23,359	23,410	24,054
Diluted	23,634	23,443	23,556	24,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$18,941	$42,860	$70,930	$149,933
Other comprehensive income, net of tax:
Net actuarial pension loss amortization, net of income tax of $196, $265, $589 and $796	310	414	929	1,241
Prior service (credit) amortization, net of income tax of $151, $152, $453 and $455	(238)	(237)	(714)	(711)
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0, $0 and $0	0	0	0	(21)

Other comprehensive income, net of tax	72	177	215	509

Comprehensive Income	$19,013	$43,037	$71,145	$150,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$18,941	$42,860	$70,930	$149,933
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,173	6,930	20,816	22,045
Provision for doubtful accounts	17,967	22,873	56,890	57,480
Deferred income taxes	280	(6,021)	16,614	(16,097)
Excess tax benefit from stock option exercises	0	(3)	0	(1,382)
Stock-based compensation expense	3,304	4,291	8,698	13,046
Settlement cost	0	0	(46,000)	0
Other	102	340	467	97
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	164	31	(11)	1,408
Accounts receivable	(13,326)	(38,623)	(98,012)	(98,799)
Accounts payable	(2,427)	(4,419)	(2,012)	(2,518)
Other operating assets and liabilities	2,370	(5,758)	(8,634)	1,008
Deferred revenue	17,769	(2,784)	(4,240)	(107,454)

Net cash flows from operating activities	51,317	19,717	15,506	18,767

Cash flows from investing activities:
Facility expenditures	(81)	(108)	(541)	(493)
Capital expenditures, net	(904)	(3,185)	(4,277)	(14,820)
Acquisition of company, net of cash acquired	(6,953)	0	(6,953)	0
Proceeds from sales and maturities of investments and repayment of notes	91	553	413	216,724
Purchase of investments and note advances	(138)	0	(1,379)	(63,545)

Net cash flows from investing activities	(7,985)	(2,740)	(12,737)	137,866

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	3	0	1,382
Proceeds from exercise of stock options	0	254	0	8,345
Debt issue costs	0	0	0	(1,525)
Proceeds from revolving borrowings	0	0	0	175,000
Repayment of revolving borrowings	(60,000)	(10,000)	(80,000)	(185,000)
Repurchase of common stock and shares tendered for taxes	(19)	(10)	(390)	(209,370)

Net cash flows from financing activities	(60,019)	(9,753)	(80,390)	(211,168)

Net change in cash and cash equivalents	(16,687)	7,224	(77,621)	(54,535)
Cash and cash equivalents at beginning of period	185,408	167,234	246,342	228,993

Cash and cash equivalents at end of period	$168,721	$174,458	$168,721	$174,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2011	37,069	$371	$189,573	$827,675	($9,479)	(10,969)	($839,341)	$168,799
For the nine months ended September 30, 2012 (unaudited):
Net income				149,933				149,933
Other comprehensive income					509			509
Equity award vesting and exercises				(9,062)		272	17,407	8,345
Tax benefit from equity awards			922					922
Stock-based compensation			12,600					12,600
Common shares repurchased						(3,026)	(207,918)	(207,918)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(22)	(1,452)	(1,452)

Balance as of September 30, 2012	37,069	371	203,095	968,545	(8,970)	(13,744)	(1,031,266)	131,775
For the three months ended December 31, 2012 (unaudited):
Net income				(9,468)				(9,468)
Other comprehensive income					1,040			1,040
Equity award vesting and exercises				(5)			5	0
Tax benefit from equity awards			(4)					(4)
Stock-based compensation			3,612					3,612
Shares tendered for taxes							(1)	(1)

Balance as of December 31, 2012	37,069	371	206,703	959,072	(7,930)	(13,744)	(1,031,262)	126,954
For the nine months ended September 30, 2013 (unaudited):
Net income				70,930				70,930
Other comprehensive income					215			215
Equity award vesting and exercises			(3,277)			68	3,277	0
Tax benefit from equity awards			(5,410)					(5,410)
Stock-based compensation			8,698					8,698
Shares tendered for taxes						(23)	(390)	(390)

Balance as of September 30, 2013	37,069	$371	$206,714	$1,030,002	($7,715)	(13,699)	($1,028,375)	$200,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Dollars in thousands, except per share data and unless otherwise stated)

1. The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2013, we were offering:

•	master, bachelor and associate degree programs to approximately 61,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for individuals.

In addition, we offered one or more of our online degree programs to students who are located in 48 states. As of September 30, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states and one training facility. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for individuals. See Note 3 – Acquisition, for additional discussion of the acquisition of Cable Holdings. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include our wholly-owned subsidiaries’ accounts and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by accounting principles generally accepted in the United States. Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to include the financial results of the other party in our consolidated financial statements. Based on our most recent evaluation, we were not required to include the financial results of any variable interest entity in our condensed consolidated financial statements. See Note 9 – Variable Interests, for additional discussion of our variable interests.

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

3. Acquisition

On August 1, 2013, we acquired all of the membership interests of Cable Holdings for $6,953 in cash, net of cash acquired. Cable Holdings is an education company that operates under the name of Benchmark Learning and offers short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of Cable Holdings allowed us to immediately begin operating in the short-term learning solutions market, which we hope to expand upon by leveraging our current employer relationships, alumni and facilities, and integrating Cable Holdings’ operations into the Center for Professional Development @ ITT Technical Institute.

Our condensed consolidated financial statements include the results of Cable Holdings from the acquisition date. The revenue and expenses of Cable Holdings included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 were not material. Our revenue, net income and earnings per share would not have been materially affected, if the revenue and expenses of Cable Holdings were presented for the three and nine months ended September 30, 2013 and 2012 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire Cable Holdings were expensed and were not material.

We accounted for the acquisition of Cable Holdings in accordance with ASC 805, “Business Combinations” (“ASC 805”), which requires the use of the acquisition method of accounting for all business combinations. The purchase price has been preliminarily allocated to identifiable net assets. The excess of the consideration paid over the estimated fair values of the identifiable net assets acquired was recognized as goodwill. The fair value of the acquired identifiable intangible assets is preliminary, pending receipt of the final valuation. The identifiable intangible assets acquired consist of customer relationships, non-compete agreements, trade names and training materials, which will be amortized over their estimated useful lives.

The following table sets forth the estimated fair values allocated to the major classes of assets acquired and liabilities assumed in the Cable Holdings acquisition as of the acquisition date:

	Assets Acquired	Liabilities Assumed
Cash and other current assets	$1,423
Furniture and equipment	480
Identifiable intangible assets	2,990
Goodwill	3,567
Accounts payable and other liabilities		$1,265

The estimated fair values of the assets acquired and liabilities assumed in the Cable Holdings acquisition are preliminary and based on information that was available to us as of the acquisition date and as of September 30, 2013. We may revise the allocation of the purchase price when we complete the final review of the information. We expect to finalize the purchase price allocation by December 31, 2013.

4. Fair Value

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

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2013:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$167,121	$167,121	$0	$0
Other assets:
Money market fund	8,625	8,625	0	0

	$175,746	$175,746	$0	$0

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

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Condensed Consolidated Balance Sheet was approximately $10,200 as of September 30, 2013, $9,600 as of December 31, 2012 and $18,000 as of September 30, 2012. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and estimated fair value of our long-term debt was approximately $60,000 as of September 30, 2013, $140,000 as of December 31, 2012 and $140,000 as of September 30, 2012. The fair value of our long-term debt was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our long-term debt. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

5. Equity Compensation

On May 7, 2013, our shareholders approved the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (the “Amended 2006 Plan”). Prior to May 7, 2013, we adopted and our shareholders approved the 2006 ITT Educational Services, Inc. Equity Compensation Plan (the “Original 2006 Plan”). The Amended 2006 Plan increased the maximum number of shares of our common stock that may be issued pursuant to awards under the plan to 7,350,000, an increase of 3,350,000 over the 4,000,000 maximum under the Original 2006 Plan.

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense	$3,304	$4,291	$8,698	$13,046
Income tax (benefit)	($1,272)	($1,652)	($3,349)	($5,023)

We did not capitalize any stock-based compensation cost in the three or nine months ended September 30, 2013 or 2012.

As of September 30, 2013, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $17,700, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.1 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2013
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,574,604	$84.90	$133,691
Granted	154,000	$19.31	2,974
Forfeited	(16,668)	$75.11	(1,252)
Exercised	0	$0.00	0
Expired	(361,988)	$70.59	(25,554)

Outstanding at end of period	1,349,948	$81.38	$109,858	2.7	$1,800

Exercisable at end of period	1,060,443	$91.47	$97,003	2.3	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on September 30, 2013 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares subject to stock options granted	0	0	154,000	156,500
Weighted average grant date fair value per share	$0	$0	$9.16	$31.36
Shares subject to stock options exercised	0	4,855	0	202,820
Intrinsic value of stock options exercised	$0	$14	$0	$4,802
Proceeds received from stock options exercised	$0	$254	$0	$8,345
Tax benefits realized from stock options exercised	$0	$5	$0	$1,602

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rates	Not applicable	Not applicable	0.7%	0.7%
Expected lives (in years)	Not applicable	Not applicable	4.6	4.5
Volatility	Not applicable	Not applicable	60%	51%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Nine Months Ended September 30, 2013
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	413,645	$75.35
Granted	521,614	$19.96
Forfeited	(94,471)	$51.14
Vested	(68,066)	$88.70

Unvested at end of period	772,722	$39.74

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $49 in the three months ended September 30, 2013 and $29 in the three months ended September 30, 2012. The total fair market value of the RSUs that vested and were settled in shares of our common stock was $1,226 in the nine months ended September 30, 2013 and $4,565 in the nine months ended September 30, 2012. In the nine months ended September 30, 2012, 48,935 RSUs vested and were settled in cash for $3,073.

6. Stock Repurchases

As of September 30, 2013, approximately 7.8 million shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of shares	0	0	0	3,025,700
Total cost	$0	$0	$0	$207,918
Average cost per share	$0	$0	$0	$68.72

7. Debt

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of September 30, 2013.

As of September 30, 2013, the borrowings under the Credit Agreement totaled $60,000. The effective interest rate on our borrowings was approximately 4.10% per annum in the three months ended September 30, 2013 and approximately 2.70% per annum in the three months ended September 30, 2012. In the nine months ended September 30, 2013, the effective interest rate on our borrowings was approximately 3.40% per annum compared to approximately 2.30% per annum in the nine months ended September 30, 2012. The commitment fee under the Credit Agreement was 0.40% as of September 30, 2013.

The following table sets forth the interest expense (including the facility fee and commitment fee) that we recognized on our borrowings under the Credit Agreement and under the prior credit agreement in the periods indicated:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$776	$879	$2,762	$2,541

8. Investments

We did not hold any available-for-sale investments as of September 30, 2013, December 31, 2012 or September 30, 2012.

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income on investments	$16	$36	$74	$252
Realized net gains on the sale of investments	0	0	0	40

Total investment income	$16	$36	$74	$292

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

The Subordinated Note is non-interest bearing and has been recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets. In the three and nine months ended September 30, 2012, the discount was amortized and recognized in Interest income on our Condensed Consolidated Statements of Income over the term of the Subordinated Note. We did not recognize any interest income related to the amortization of the Subordinated Note discount on our Condensed Consolidated Statements of Income in the three or nine months ended September 30, 2013. The maturity date of the Subordinated Note is in March 2026. The face value of the Subordinated Note was approximately $73,000 as of September 30, 2013 and December 31, 2012 and $73,400 as of September 30, 2012.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the private education loans owned by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt. As of September 30, 2013, the value of the assets of the PEAKS Trust satisfied this requirement.

We guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”). We did not explicitly or implicitly provide any financial or other support to the PEAKS Trust during the three or nine months ended September 30, 2013 or 2012 that we were not contractually required to provide, and we do not intend to provide any such support to the PEAKS Trust in the foreseeable future, other than what we are contractually required to provide. Nevertheless, during the three and nine months ended September 30, 2013, we made payments on behalf of certain student borrowers under the PEAKS Program to the organization that services the student loans on behalf of the PEAKS Trust to help those borrowers avoid defaulting on their PEAKS Program private education loans (“Payments on Behalf of Borrowers”), which defaults would have triggered contractually required payments by us under the PEAKS Program. Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under our guarantee (which do not include Payments on Behalf of Borrowers) and payment of the Subordinated Note, in each case only to the extent of available funds remaining in the PEAKS Trust.

In the nine months ended September 30, 2013, we made Payments on Behalf of Borrowers in connection with the PEAKS Program. We made those payments after assessing:

•	the likelihood of us being contractually required to make payments under the PEAKS Guarantee in the near future;

•	the effect on our liquidity that would result from making payments under the PEAKS Guarantee compared to making Payments on Behalf of Borrowers;

•	the effect that Payments on Behalf of Borrowers may have on the funds available to the PEAKS Trust to repay the Subordinated Note to us following full payment of the PEAKS Trust’s other obligations; and

•	the fact that we will not be able to recover Payments on Behalf of Borrowers directly from the student borrowers on whose behalf we made those payments.

Payments on Behalf of Borrowers assist in:

•	maintaining the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt at the required level; and

•	satisfying the following month’s required payment of interest on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust.

We will continue to assess whether it would be economically beneficial to us to make Payments on Behalf of Borrowers in future periods, and we may make Payments of Behalf of Borrowers in the future based on our assessment of the above factors. Making Payments on Behalf of Borrowers does not give us the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust and, therefore, does not change our conclusion that we are not the primary beneficiary of the PEAKS Trust.

Making Payments on Behalf of Borrowers:

•	may result in us paying amounts to the PEAKS Trust in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period;

•	may result in us paying a lesser amount than we otherwise would have been required to pay in future periods under the PEAKS Guarantee, which would positively impact our liquidity in a particular period; and

•	may reduce the amount that we could receive following full payment of the PEAKS Senior Debt and fees and expenses of the PEAKS Trust, because that amount is limited to the amounts we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) and the amount due to us under the Subordinated Note.

The amount owed to us under the Subordinated Note was approximately $73,000 as of September 30, 2013. In determining the estimated default rate used in the assumptions to establish our liability for guarantee obligations, we considered the payment performance of the private education loans under the PEAKS Program. Any Payments on Behalf of Borrowers that we made with respect to those loans, however, were not considered to be payments on those loans for purposes of that determination.

The following table sets forth the guarantee payments and Payments on Behalf of Borrowers that we made related to the PEAKS Program in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Payment	2013	2012	2013	2012
Guarantee	$138	$243	$1,377	$502
Payments on Behalf of Borrowers	2,502	0	7,647	0

Total	$2,640	$243	$9,024	$502

See Note 12 – Contingencies, for further discussion of the PEAKS Guarantee.

The PEAKS Trust is a variable interest entity as defined under ASC 810. We held variable interests in the PEAKS Trust as of September 30, 2013 as a result of the Subordinated Note and PEAKS Guarantee. To determine whether we were the primary beneficiary of the PEAKS Trust, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the PEAKS Trust, because we do not have the power to direct the activities that most significantly impact the economic performance of the PEAKS Trust. As a result, we are not required under ASC 810 to include the financial results of the PEAKS Trust in our condensed consolidated financial statements for the three or nine months ended September 30, 2013. Our conclusion that we are not the primary beneficiary of the PEAKS Trust did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

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

In connection with the 2009 Loan Program, we entered into a risk sharing agreement (the “2009 RSA”) with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The following table sets forth the payments that we made to the 2009 Entity related to our guarantee obligations under the 2009 RSA, net of recoveries, in the periods indicated:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$458	$560	$738	$1,141

We asserted the right to offset amounts owed to us by the 2009 Entity under a revolving promissory note (the “Revolving Note”) related to the 2009 RSA, net of recoveries, of $47 in the three months ended September 30, 2013 and $8,023 in the nine months ended September 30, 2013. Approximately $6,800 of the amount that we claimed as an offset against the Revolving Note in the nine months ended September 30, 2013 related to our election under the 2009 RSA to discharge our guarantee obligations with respect to certain defaulted private education loans under the 2009 Loan Program. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. See Note 12 – Contingencies, for further discussion of the 2009 RSA. Claiming an offset against the Revolving Note related to our election under the 2009 RSA to discharge our guarantee obligations with respect to certain defaulted private education loans does not give us the power to direct the activities that most significantly impact the economic performance of the 2009 Entity and, therefore, does not change our conclusion that we are not the primary beneficiary of the 2009 Entity. If we believe that doing so would be economically beneficial to us, we may elect in future periods to accelerate the timing of certain guarantee payments to the 2009 Entity that we would otherwise be required to make at a later date, in order to discharge our guarantee obligations under the 2009 RSA related to certain 2009 Loan Program private education loans that default (“Discharge Payments”). Making Discharge Payments would not give us the power to direct the activities that most significantly impact the economic performance of the 2009 Entity and, therefore, would not change our conclusion that we are not the primary beneficiary of the 2009 Entity.

In addition, we have made advances to the 2009 Entity under the Revolving Note. We did not make any advances in the three or nine months ended September 30, 2013 or 2012 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of September 30, 2013, $8,300 as of December 31, 2012 and $8,600 as of September 30, 2012.

The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. We have no immediate plans to significantly increase the amount of advances that we make to the 2009 Entity under the Revolving Note.

The 2009 Entity is a variable interest entity as defined under ASC 810. We held variable interests in the 2009 Entity as of September 30, 2013 as a result of the Revolving Note and 2009 RSA. To determine whether we were the primary beneficiary of the 2009 Entity, we:

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

Based on our analysis, we concluded that we are not the primary beneficiary of the 2009 Entity, because we do not direct those activities. As a result, we are not required under ASC 810 to include the financial results of the 2009 Entity in our condensed consolidated financial statements for the three or nine months ended September 30, 2013. Our conclusion that we are not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements.

In the three months ended December 31, 2012, we determined that the Subordinated Note and the Revolving Note were impaired and recorded an impairment charge in the aggregate amount of $15,200. The aggregate carrying value of the Subordinated Note and the Revolving Note was approximately $2,500 as of September 30, 2013, $2,900 as of December 31, 2012 and $18,000 as of September 30, 2012 and was included on our Condensed Consolidated Balance Sheet in Prepaid expenses and other current assets as of September 30, 2013 and in Other assets as of December 31, 2012 and September 30, 2012. The accrual of interest (in the case of the Revolving Note) and the accretion of discount (in the case of the Subordinated Note) is discontinued when, in our opinion, the borrower may be unable to make payments owed under the note as they become due. We did not recognize any interest income related to the Subordinated Note or the Revolving Note in our Condensed Consolidated Statements of Income during the time that the Subordinated Note and Revolving Note were impaired, which included the three and nine months ended September 30, 2013.

10. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,418	23,359	23,410	24,054
Shares assumed issued (less shares assumed purchased for treasury)for stock-based compensation	216	84	146	146

Outstanding shares for diluted earnings per share calculation	23,634	23,443	23,556	24,200

A total of approximately 1.2 million shares in the three months ended September 30, 2013 and 1.5 million shares in the nine months ended September 30, 2013 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive. We excluded from the calculation of our diluted earnings per common share approximately 1.8 million shares in the three months ended September 30, 2012 and 1.6 million shares in the nine months ended September 30, 2012, because the effect was anti-dilutive.

11. Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest cost	$439	$516	$1,316	$1,548
Expected return on assets	(1,087)	(1,128)	(3,260)	(3,385)
Recognized net actuarial loss	506	679	1,518	2,037
Amortization of prior service (credit)	(389)	(389)	(1,167)	(1,166)

Net periodic pension (benefit)	($531)	($322)	($1,593)	($966)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or nine months ended September 30, 2013 or 2012. We do not expect to make any material contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2013.

The following table sets forth the changes in the components of Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet in the nine months ended September 30, 2013:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at January 1, 2013	($13,058)	$5,128	($7,930)
Amortization of:
Actuarial (gains)/losses	1,518	(589)	929
Prior service costs (credits)	(1,167)	453	(714)

Balance at September 30, 2013	($12,707)	$4,992	($7,715)

The reclassification of prior service costs/credits and actuarial gains/losses from Accumulated other comprehensive loss are included in the computation of net periodic pension cost (benefit). Net periodic pension cost (benefit) was included in compensation expense in Cost of educational services and Student services and administrative expenses on our Condensed Consolidated Statements of Income in the nine months ended September 30, 2013.

12. Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2013, the total face amount of those surety bonds was approximately $20,000.

We are also subject to various claims and contingencies, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As of September 30, 2013, our recorded liability for these claims and contingencies was approximately $81,235, consisting of approximately:

•	$40,000 related to our guarantee obligations under the PEAKS Program;

•	$32,910 related to our guarantee obligations under the 2009 RSA; and

•	$8,325 related to other claims and contingencies not directly associated with the PEAKS Program or 2009 RSA.

The 2009 RSA and PEAKS Program are hereinafter collectively referred to as the “RSAs.” As of September 30, 2013, $43,314 of the recorded liability was included in Other current liabilities and $37,921 was included in Other liabilities on our Condensed Consolidated Balance Sheet. The $43,314 included in Other current liabilities as of September 30, 2013 included $8,023 that we claimed as an offset against amounts owed to us under the Revolving Note. See “ – Guarantees” below for further discussion of the amounts we claimed as offsets under the Revolving Note. The $37,921 included in Other liabilities as of September 30, 2013 represents our estimate of the loss that we believe we will realize over the next seven to ten years related to our estimated guarantee obligations under the RSAs.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Balance as of January 1	$123,439	$36,028
Increases (decreases) from:
Additional reserves:
PEAKS Program	721	0
2009 RSA	8,957	9,600
Other	3,085	272
Payments, net	(55,770)	(1,653)
Estimated recovery	803	0

Balance as of September 30	$81,235	$44,247

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

In connection with estimating our recorded liability for claims and contingencies as of September 30, 2013, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. In order to estimate the possible range of losses under the RSAs, we made certain assumptions with respect to the performance of the private education loans made under the RSAs over the life of those loans. The life of a private education loan made under the RSAs may be in excess of ten years from the date of disbursement. Therefore, our estimate of the possible range of losses under the RSAs was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the repayment performance of the private education loans under each of the RSAs;

•	the timing and rate at which the private education loans will be paid;

•	the changes in the variable interest rates due on the private education loans and PEAKS Senior Debt;

•	the amounts that will be collected in the future on the private education loans that have defaulted; and

•	the fees and expenses associated with servicing the private education loans.

We consulted with two third-party consumer credit consulting firms in arriving at our assumptions and estimates. The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the RSAs. With respect to our guarantee obligations under the RSAs, we believe that it is reasonably possible that we may incur losses in an estimated range of $9,000 less than to $41,000 greater than the recorded liability for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

On March 11, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). On July 25, 2013, the court named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs and consolidated the Koetsch Litigation and the MLAF Litigation (defined below) under the following caption: In re ITT Educational Services, Inc. Securities Litigation (the “Securities Litigation”). On October 7, 2013, an amended complaint was filed in the Securities Litigation. The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	our failure to properly account for the 2007 RSA, 2009 RSA and PEAKS Program;

•	employing devices, schemes and artifices to defraud;

•	making untrue statements of material facts, or omitting material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading;

•	making the above statements intentionally or with reckless disregard for the truth;

•	engaging in acts, practices, and a course of business that operated as a fraud or deceit upon lead plaintiffs and others similarly situated in connection with their purchases of our common stock;

•	deceiving the investing public, including lead plaintiffs and the purported class, regarding, among other things, our artificially inflated statements of financial strength and understated liabilities; and

•	causing our common stock to trade at artificially inflated prices and causing the plaintiff and other putative class members to purchase our common stock at inflated prices.

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. All of the defendants intend to defend themselves vigorously against the allegations made in the amended complaint.

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, attorney’s fees and equitable/injunctive or other relief as the Court deems just and proper. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint. On July 25, 2013, the MLAF Litigation was consolidated into the Securities Litigation.

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

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. On August 6, 2013, the parties agreed to stay the Wilfred Litigation until the Securities Litigation is dismissed with prejudice or the defendants file an answer in the Securities Litigation.

Although the derivative action is brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuit.

There can be no assurance that the ultimate outcome of the Leveski Litigation, Securities Litigation, Wilfred Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

The current officers named in the Securities Litigation and the Wilfred Litigation include Daniel M. Fitzpatrick and Kevin M. Modany.

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

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus an applicable margin and matures in January 2020. The PEAKS Guarantee agreement contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the federal student financial aid programs under Title IV (the “Title IV Programs”) of the HEA. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds are remaining in the PEAKS Trust. To the extent that any funds remain in the PEAKS Trust after repayment of the amounts that we paid under the PEAKS Guarantee, we will be entitled to repayment of the Subordinated Note. The amount owed to us under the Subordinated Note was approximately $73,000 as of September 30, 2013. Payments made under the PEAKS Guarantee that we expect to recover, net of accrued discount, were approximately $7,800 as of September 30, 2013 and $6,700 as of December 31, 2012 and are included in Other assets on our Condensed Consolidated Balance Sheet.

The maximum future payments that we could be required to make under the PEAKS Guarantee include:

•	up to $256,000 in principal of PEAKS Senior Debt, which was the approximate outstanding principal balance of the PEAKS Senior Debt as of September 30, 2013;

•	accrued interest on the PEAKS Senior Debt;

•	the fees and expenses of the PEAKS Trust; and

•	amounts by which the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt falls below the required level.

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

In the nine months ended September 30, 2013, we made Payments on Behalf of Borrowers in connection with the PEAKS Program. We made those payments after assessing:

•	the likelihood of us being contractually required to make payments under the PEAKS Guarantee in the near future;

•	the effect on our liquidity that would result from making payments under the PEAKS Guarantee compared to making Payments on Behalf of Borrowers;

•	the effect that Payments on Behalf of Borrowers may have on the funds available to the PEAKS Trust to repay the Subordinated Note to us following full payment of the PEAKS Trust’s other obligations; and

•	the fact that we will not be able to recover Payments on Behalf of Borrowers directly from the student borrowers on whose behalf we made those payments.

Payments on Behalf of Borrowers assist in:

•	maintaining the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt at the required level; and

•	satisfying the following month’s required payment of interest on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust.

We will continue to assess whether it would be economically beneficial to us to make Payments on Behalf of Borrowers in future periods, and we may make Payments of Behalf of Borrowers in the future based on our assessment of the above factors.

Making Payments on Behalf of Borrowers:

•	may result in us paying amounts to the PEAKS Trust in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period;

•	may result in us paying a lesser amount than we otherwise would have been required to pay in future periods under the PEAKS Guarantee, which would positively impact our liquidity in a particular period; and.

•	may reduce the amount that we could receive following full payment of the PEAKS Senior Debt and fees and expenses of the PEAKS Trust, because that amount is limited to the amounts we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) and the amount due to us under the Subordinated Note.

The amount owed to us under the Subordinated Note was approximately $73,000 as of September 30, 2013. In determining the estimated default rate used in the assumptions to establish our liability for guarantee obligations, we considered the payment performance of the private education loans under the PEAKS Program. Any Payments on Behalf of Borrowers that we made with respect to those loans, however, were not considered to be payments on those loans for purposes of that determination.

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans that have defaulted. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. To date, we have claimed as an offset against the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain defaulted loans under the 2009 RSA. If we believe that doing so would be economically beneficial to us, we may make Discharge Payments in future periods. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the 2009 RSA.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2013, the total collateral maintained in a restricted bank account was not material. This amount is included in Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2013. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of September 30, 2013.

The following table sets forth the approximate aggregate amount of guarantee payments and Payments on Behalf of Borrowers that we made related to the RSAs, net of recoveries, in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Payment	2013	2012	2013	2012
Guarantee:
PEAKS Guarantee	$138	$243	$1,377	$502
2009 RSA	458	560	738	1,141
Payments on Behalf of Borrowers	2,502	0	7,647	0

Total	$3,098	$803	$9,762	$1,643

We asserted the right to offset amounts owed to us by the 2009 Entity under the Revolving Note related to the 2009 RSA, net of recoveries, of $47 in the three months ended September 30, 2013 and $8,023 in the nine months ended September 30, 2013. Approximately $6,800 of the amount that we claimed as an offset against the Revolving Note in the nine months ended September 30, 2013 related to our election under the 2009 RSA to discharge our guarantee obligations with respect to certain defaulted private education loans under the 2009 Loan Program. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the RSAs and, if so, in what amount. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under each of the RSAs over the life of these loans. The life of a private education loan made under the RSAs may be in excess of ten years from the date of disbursement. Therefore, our assessment was based on assumptions for periods in excess of ten years, and those assumptions include among other things, the following:

•	the repayment performance of the private education loans under each of the RSAs;

•	the timing and rate at which the private education loans will be paid;

•	the changes in the variable interest rates due on the private education loans and PEAKS Senior Debt;

•	the amounts that will be collected in the future on the private education loans that have defaulted; and

•	the fees and expenses associated with servicing the private education loans.

We consulted with two third-party consumer credit consulting firms in arriving at our assumptions. The assumptions have changed, and may continue to change, significantly over time as actual results become known. In determining the estimated default rate used in the assumptions to establish our liability for guarantee obligations, we considered the payment performance of the private education loans under the PEAKS Program. Any Payments on Behalf of Borrowers that we made with respect to those loans, however, were not considered to be payments on those loans for purposes of that determination. Our recorded liability for our guarantee obligations under the RSAs is included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets.

As previously disclosed, on February 8, 2013, we received a subpoena from the SEC. In a letter accompanying the subpoena, the SEC states that it is conducting an investigation of us. The SEC’s subpoena requests the production of documents and communications that, among other things, relate to our actions and accounting associated with: (a) agreements that we entered into with the 2009 Entity to create the 2009 Loan Program, including, without limitation, the 2009 RSA; and (b) agreements that we entered into to create the PEAKS Program. On May 9, 2013, we received a second subpoena from the SEC requesting the production of certain communications related to the same subject matter as the subpoena received on February 8, 2013. We are cooperating with the SEC in its investigation, and we have provided documentation, communications and other information, including testimony of one of our officers, to the SEC in response to both subpoenas. There can be no assurance, however, that the ultimate outcome of the SEC investigation will not have a material adverse effect on our financial condition or results of operations.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC, in Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013 and June 30, 2013 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2013, we were offering:

•	master, bachelor and associate degree programs to approximately 61,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of September 30, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states and one training facility. In addition, we offered one or more of our online programs to students who are located in 48 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, an education company that offers short-term information technology and business learning solutions for career advancers and other professionals.

Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to:

•	improve the academic outcomes of our students;

•	increase the value proposition of our education programs for our students; and

•	increase access to high-quality, career-based education.

We intend to pursue this strategy by:

•	increasing student enrollment in existing programs at existing campuses;

•	increasing the number and types of program and other educational offerings that are delivered in residence and/or online;

•	increasing our students’ engagement in their programs of study;

•	enhancing the relevancy of our educational offerings;

•	assessing student achievement and learning;

•	improving the flexibility and convenience of how our institutions deliver their educational offerings;

•	helping our graduates obtain entry-level employment involving their fields of study at higher starting annual salaries; and

•	investing in other education-related opportunities.

As part of our efforts to maximize the efficiency and effectiveness of our campus locations, during the nine months ended September 30, 2013, we relocated four of our campuses into existing facilities of other ITT Technical Institute campuses. We also suspended the enrollment of new students at two other ITT Technical Institute campuses, until we determine whether to continue operations at those campuses.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	47.0%	42.6%	46.0%	41.5%
Student services and administrative expenses	38.2%	35.0%	38.0%	33.2%
Loss related to private student loan programs	2.4%	0.0%	1.2%	0.0%

Operating income	12.4%	22.5%	14.9%	25.2%
Interest (expense), net	(0.3%)	(0.3%)	(0.3%)	(0.2%)

Income before provision for income taxes	12.1%	22.2%	14.5%	25.1%

The following table sets forth our total student enrollment as of the dates indicated:

	2013		2012
	Total	(Decrease)	Total	(Decrease)
Total Student	Student	To	Student	To
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	61,039	(14.2%)	71,123	(15.4%)
June 30	58,617	(11.7%)	66,397	(15.7%)
September 30	60,997	(7.1%)	65,662	(17.1%)
December 31	Not applicable	Not applicable	61,059	(16.6%)

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2013		2012
New Student Enrollment	New	Increase (Decrease)	New	(Decrease)
in the Three	Student	To	Student	To
Months Ended:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	17,412	(3.6%)	18,067	(17.0%)
June 30	16,883	7.5%	15,698	(9.5%)
September 30	20,307	5.2%	19,298	(15.8%)
December 31	Not applicable	Not applicable	13,398	(11.4%)

Total for the year	Not applicable	Not applicable	66,461	(13.9%)

We believe that the 5.2% increase in new student enrollment in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and the 7.5% increase in new student enrollment in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to:

•	an increase in the number of prospective students who inquired about our programs of study in the three months ended June 30, 2013;

•	an increase in the rate at which prospective students who applied for enrollment actually began attending classes in their programs of study; and

•	increased availability to and use by our students of institutional scholarships and awards, which have the effect of reducing the students’ cost of our programs of study.

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

A continued decline in total student enrollment, and declines in new student enrollment similar to those that we experienced prior to the three months ended June 30, 2013, could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the declines in total and new student enrollment, including, without limitation:

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2011	73.5%	73.1%	71.5%	73.4%
2012	72.4%	71.3%	69.8%	72.6%
2013	71.5%	68.4%	69.4%	Not applicable

We believe that the decrease in student persistence as of September 30, 2013 compared to September 30, 2012 was primarily due to a decrease in student retention in the three months ended September 30, 2013 compared to the same prior year period, primarily attributed to:

•	lower student retention in a few courses that are delivered in the early portions of certain associate degree programs of study; and

•	an increase in the number of students who were enrolled in hybrid courses, in which a portion of the course is delivered in residence and a portion is delivered online, and which generally have a lower student retention rate.

We believe that the decrease in student persistence as of June 30, 2013 compared to June 30, 2012 was primarily due to:

•	an increase in the number of graduates at the end of the academic quarter that began in March 2013 compared to the end of the same academic quarter in the prior year; and

•	a slight decrease in student retention in the three months ended June 30, 2013 compared to the same prior year period, primarily attributed to lower student retention in a few courses that are delivered in the early portions of certain associate degree programs of study.

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

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012. Revenue decreased $55.3 million, or 17.6%, to $259.4 million in the three months ended September 30, 2013 compared to $314.7 million in the three months ended September 30, 2012. The primary factors that contributed to this decrease included:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $34.2 million in the three months ended September 30, 2013 compared to the same prior year period;

•	an 11.7% decrease in total student enrollment as of June 30, 2013 compared to June 30, 2012; and

•	a 7.1% decrease in total student enrollment as of September 30, 2013 compared to September 30, 2012.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013.

Cost of educational services decreased $12.0 million, or 8.9%, to $122.0 million in the three months ended September 30, 2013 compared to $133.9 million in the three months ended September 30, 2012. The primary factor that contributed to this decrease was a decrease in compensation and benefit costs resulting from fewer employees, which was partially offset by an increase in legal costs and $3.3 million of expense that was recorded in the three months ended September 30, 2013 related to the relocation of three of our ITT Technical Institutes.

Cost of educational services as a percentage of revenue increased 440 basis points to 47.0% in the three months ended September 30, 2013 compared to 42.6% in the three months ended September 30, 2012. The primary factors that contributed to this increase were a decline in revenue and an increase in legal costs, which were partially offset by decreases in compensation and benefit costs.

Student services and administrative expenses decreased $10.9 million, or 9.9%, to $99.1 million in the three months ended September 30, 2013 compared to $110.0 million in the three months ended September 30, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and bad debt expense.

Student services and administrative expenses increased to 38.2% of revenue in the three months ended September 30, 2013 compared to 35.0% of revenue in the three months ended September 30, 2012. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and bad debt expense. Bad debt expense as a percentage of revenue decreased to 6.9% in the three months ended September 30, 2013 compared to 7.3% in the three months ended September 30, 2012, primarily as a result of the increased use by our students of institutional scholarships and awards.

In the three months ended September 30, 2013, we recorded a loss of $6.2 million for additional accruals related to our guarantee obligations under the RSAs.

Operating income decreased $38.7 million, or 54.7%, to $32.1 million in the three months ended September 30, 2013 compared to $70.8 million in the three months ended September 30, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 12.4% in the three months ended September 30, 2013 compared to 22.5% in the three months ended September 30, 2012, primarily as a result of the impact of the factors discussed above.

Interest income increased $0.1 million, or 36.0%, to $0.2 million in the three months ended September 30, 2013 compared to $0.1 million in the three months ended September 30, 2012, primarily due to the amortization of the discount on the receivable from the PEAKS Trust for amounts paid under the PEAKS Guarantee. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of this right of repayment. Interest expense decreased $0.1 million, or 10.4%, to $0.9 million in the three months ended September 30, 2013 compared to $1.0 million in the three months ended September 30, 2012, primarily due to a decrease in our weighted average outstanding borrowings under the Credit Agreement, which was partially offset by an increase in the effective interest rate on the Revolver.

Our combined federal and state effective income tax rate was 39.6% in the three months ended September 30, 2013 compared to 38.7% in the three months ended September 30, 2012. The effective income tax rate was lower in the three months ended September 30, 2012 primarily due to the reversal of an unrecognized benefit accrual related to items with respect to which the statute of limitations had lapsed.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012. Revenue decreased $179.3 million, or 18.2%, to $807.1 million in the nine months ended September 30, 2013 compared to $986.4 million in the nine months ended September 30, 2012. The primary factors that contributed to this decrease included:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $65.2 million in the nine months ended September 30, 2013 compared to the same prior year period;

•	a 14.2% decrease in total student enrollment as of March 31, 2013 compared to March 31, 2012;

•	a 16.6% decrease in total student enrollment as of December 31, 2012 compared to December 31, 2011;

•	an 11.7% decrease in total student enrollment as of June 30, 2013 compared to June 30, 2012; and

•	a 7.1% decrease in total student enrollment as of September 30, 2013 compared to September 30, 2012.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013.

Cost of educational services decreased $38.8 million, or 9.5%, to $371.0 million in the nine months ended September 30, 2013 compared to $409.8 million in the nine months ended September 30, 2012. The primary factors that contributed to this decrease included:

•	a decrease in compensation and benefit costs, resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments.

Cost of educational services as a percentage of revenue increased 450 basis points to 46.0% in the nine months ended September 30, 2013 compared to 41.5% in the nine months ended September 30, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses decreased $21.5 million, or 6.5%, to $306.3 million in the nine months ended September 30, 2013 compared to $327.8 million in the nine months ended September 30, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and expenses related to student scholarships.

Student services and administrative expenses increased to 38.0% of revenue in the nine months ended September 30, 2013 compared to 33.2% of revenue in the nine months ended September 30, 2012. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 7.0% in the nine months ended September 30, 2013 compared to 5.8% in the nine months ended September 30, 2012, primarily as a result of an increase in student account balances that were determined to be uncollectible.

In the nine months ended September 30, 2013, we recorded a loss of $9.7 million for additional accruals related to our guarantee obligations under the RSAs.

Operating income decreased $128.7 million, or 51.7%, to $120.0 million in the nine months ended September 30, 2013 compared to $248.8 million in the nine months ended September 30, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, and student services and administrative expenses. Our operating margin decreased to 14.9% in the nine months ended September 30, 2013 compared to 25.2% in the nine months ended September 30, 2012, primarily as a result of the impact of the factors discussed above.

Interest income decreased $0.9 million, or 71.3%, to $0.4 million in the nine months ended September 30, 2013 compared to $1.3 million in the nine months ended September 30, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Subordinated Note. Interest expense increased $0.4 million, or 12.7%, to $3.2 million in the nine months ended September 30, 2013 compared to $2.8 million in the nine months ended September 30, 2012, primarily due to an increase in the effective interest rate on the Revolver, which was partially offset by a decrease in our weighted average outstanding borrowings under the Credit Agreement.

Our combined federal and state effective income tax rate was 39.5% in the nine months ended September 30, 2013 compared to 39.4% in the nine months ended September 30, 2012.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $168.7 million as of September 30, 2013 compared to $246.3 million as of December 31, 2012 and $174.5 million as of September 30, 2012. Cash and cash equivalents as of September 30, 2013 decreased $77.6 million compared to December 31, 2012, primarily due to:

•	a payment of $46.0 million made in January 2013 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA;

•	a net repayment of $80.0 million in outstanding borrowings under the Revolver in the nine months ended September 30, 2013; and

•	the purchase of Cable Holdings for approximately $7.0 million.

These decreases were partially offset by cash generated from operating activities. Cash and cash equivalents as of September 30, 2013 decreased $5.7 million compared to September 30, 2012, primarily due to a net repayment of $80.0 million in outstanding borrowings under the Revolver and the $46.0 million settlement payment related to the 2007 RSA, which were partially offset by cash generated from operating activities.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $9.4 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of September 30, 2013.

We do not expect to make any material contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2013. In 2012, we did not make any contributions to either the ESI Pension Plan or the ESI Excess Pension Plan.

Payments that we are required to make in the future pursuant to our guarantee obligations under the RSAs could have a material adverse effect on our cash flows and liquidity. If we elect to make Payments on Behalf of Borrowers or Discharge Payments in future periods, those payments could impact our liquidity in particular periods. See “— Off-Balance Sheet Arrangements” below for a further discussion of our guarantee obligations under the RSAs, Payments on Behalf of Borrowers and Discharge Payments.

Operations. Net cash generated from operating activities was $51.3 million in the three months ended September 30, 2013 compared to net cash generated from operating activities of $19.7 million in the three months ended September 30, 2012. The $31.6 million increase in net cash flows from operating activities was primarily due to lower income tax and compensation-related payments, which were partially offset by a decrease in funds received as a result of lower student enrollments.

Net cash generated from operating activities was $15.5 million in the nine months ended September 30, 2013 compared to net cash generated from operating activities of $18.8 million in the nine months ended September 30, 2012. The $3.3 million decrease in net cash flows from operating activities was primarily due to a decrease in funds received as a result of lower student enrollments and the settlement payment to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which were partially offset by lower income tax and compensation-related payments.

Accounts receivable less allowance for doubtful accounts was $119.5 million as of September 30, 2013 compared to $89.4 million as of September 30, 2012. Days sales outstanding increased 16.3 days to 42.4 days at September 30, 2013 compared to 26.1 days at September 30, 2012. Our accounts receivable balance and days sales outstanding increased as of September 30, 2013, primarily due to:

•	an increase in internal student financing as a result of a decrease in the amount of funds received from private education loans made to our students by third-party lenders and less than full utilization of the Opportunity Scholarship by our students (see “— Student Financing Update”); and

•	to a lesser extent, changes implemented to the Federal Pell Grant Program that eliminated multiple awards in a twelve-month period and adjusted the lifetime limits, both of which began to impact our students in 2012.

Investing. In each of the three months ended September 30, 2013 and 2012, we spent $0.1 million to renovate, expand and construct buildings. In each of the nine months ended September 30, 2013 and 2012, we spent $0.5 million to renovate, expand or construct buildings.

Capital expenditures, excluding facility construction, totaled:

•	$0.9 million in the three months ended September 30, 2013 compared to $3.2 million in the three months ended September 30, 2012; and

•	$4.3 million in the nine months ended September 30, 2013 compared to $14.8 million in the nine months ended September 30, 2012.

These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent approximately $7.0 million, net of cash acquired, in the three and nine months ended September 30, 2013 to acquire Cable Holdings.

We plan to continue to upgrade our current facilities and equipment in 2013. Cash generated from operating activities is expected to be sufficient to fund our capital expenditure requirements.

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. The Credit Agreement is secured by a pledge of the equity interests of our subsidiaries and is guaranteed by one of our subsidiaries. We are required to maintain compliance with a maximum Leverage Ratio, a minimum interest coverage ratio, a minimum liquidity amount and several ratios related to the ED’s regulations. We were in compliance with those requirements as of September 30, 2013.

As of September 30, 2013, the borrowings under the Credit Agreement totaled $60.0 million. The effective interest rate on our borrowings was approximately 4.10% per annum in the three months ended September 30, 2013 compared to approximately 2.70% per annum in the three months ended September 30, 2012. In the nine months ended September 30, 2013, the effective interest rate on our borrowings was approximately 3.40% per annum compared to approximately 2.30% per annum in the nine months ended September 30, 2012. The commitment fee under the Credit Agreement was 0.40% as of September 30, 2013.

Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The following table sets forth information regarding our share repurchase activity in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of shares repurchased	0	0	0	3,025,700
Total cost of shares repurchased (in millions)	$0	$0	$0	$207.9
Average cost per share	$0	$0	$0	$68.72

Approximately 7.8 million shares remained available for repurchase under the Repurchase Program as of September 30, 2013. Pursuant to the Board’s stock repurchase authorization, we may repurchase additional shares of our common stock from time to time in the future depending on market conditions and other considerations.

We believe that cash generated from operations will be adequate to satisfy our working capital, guarantee, loan repayment and capital expenditure requirements for the foreseeable future. We also believe that any reduction in cash and cash equivalents that may result from their use to make guarantee payments, make Payments on Behalf of Borrowers, make Discharge Payments, purchase facilities, construct facilities, repay loans or repurchase shares of our common stock will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations.

Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. Beginning with the June 2013 academic quarter, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has and will continue to reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. Therefore, we believe that our revenue should decrease in 2013, if the Opportunity Scholarship is utilized by the majority of our students, as expected. In addition, we believe that the amounts receivable from students to us will decrease in future periods as more students utilize the Opportunity Scholarship, instead of internal student financing.

Our revenue decreased in the three months and nine months ended September 30, 2013 compared to the same periods in the prior year, partially as a result of the increase in institutional scholarships and awards provided to our students. As a result of the increase in institutional scholarships and awards, our revenue decreased:

•	$34.2 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012; and

•	$65.2 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The increase in institutional scholarships and awards in the three and nine months ended September 30, 2013 was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter than began in March 2013.

Based on the amount of Opportunity Scholarships that we estimate may be awarded in 2013, we believe that the Opportunity Scholarships, as well as, to a lesser extent, other factors, will have the effect of reducing our revenue per student by approximately 4.0 to 6.0 percent in the full year 2013 compared to 2012, and could result in our bad debt expense as a percentage of revenue being approximately 7% for the full year 2013.

As previously discussed, the two private education loan programs that provided the vast majority of the private education loans to our students in 2011 and 2010 expired in 2011. As a result, in 2012 and in the nine months ended September 30, 2013, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. As of September 30, 2013, our accounts receivable less allowance for doubtful accounts increased $30.1 million, or 33.7%, to $119.5 million compared to $89.4 million as of September 30, 2012, primarily due to:

•	the increase in the amount of internal financing that we provided to our students since the private education loan programs expired in 2011; and

•	less than full utilization of the Opportunity Scholarship by our students.

The internal student financing provided to a student is generally due and payable by the student at the end of the student’s academic year (which is generally nine months) or enrollment, whichever occurs first. In contrast, we typically received the proceeds of a student’s private education loan at the beginning of the student’s academic year. Both the delay in our receipt of internal student financing payments compared to our receipt of private education loan proceeds and the increased amount of internal student financing that we provide to our students as a result of the expiration of the two primary private education loan programs utilized by our students have negatively impacted our liquidity and cash flows from operating activities. The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs utilized by our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing which resulted in an increase in our bad debt expense as a percentage of revenue in the nine months ended September 30, 2013 to 7.0% compared to 5.8% in the nine months ended September 30, 2012. The 16.3-day increase in our days sales outstanding to 42.4 days at September 30, 2013 compared to 26.1 days at September 30, 2012 was primarily attributable to:

•	the increase in internal student financing caused by a decrease in the amount of funds received from private education loans made to our students by third-party lenders and less than full utilization of the Opportunity Scholarship by our students; and

•	to a lesser extent, changes implemented to the Federal Pell Grant Program that eliminated multiple awards in a twelve-month period and adjusted the lifetime limits, both of which began to impact our students in 2012.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2013:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$159,234	$46,738	$70,305	$31,146	$11,045
Long-term debt, including scheduled interest payments (a)	$64,249	$2,707	$61,542	$0	$0
Claims and contingencies (b)	$35,292	$35,292	$0	$0	$0

Total	$258,775	$84,737	$131,847	$31,146	$11,045

(a)	The long-term debt represents the Revolver under the Credit Agreement and assumes that the $60.0 million outstanding balance under the Revolver as of September 30, 2013 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of September 30, 2013.
(b)	The $35.3 million in the Claims and contingencies line item consists of the $43.3 million recorded liability for claims and contingencies that was included in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013, less approximately $8.0 million that we claimed as an offset against amounts owed to use under the Revolving Note. This is an estimate of the amount of claims and contingencies that we believe we will pay during the next 12 months, the substantial majority of which relate to our guarantee obligations under the RSAs. The recorded liability for claims and contingencies of $37.9 million, which was included in Other liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013, is not included in the table above, because we cannot reasonably predict the timing of possible payments that we believe we will make after September 30, 2014 related to our claims and contingencies, the substantial majority of which relate to our guarantee obligations under the RSAs. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on our claims and contingencies as of September 30, 2013.

The table above does not reflect unrecognized tax benefits of $21.0 million and accrued interest related to unrecognized tax benefits of $6.3 million, because we cannot reasonably predict the timing of the resolution of the related tax positions.

Off-Balance Sheet Arrangements

As of September 30, 2013, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 11 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2013, the total face amount of those surety bonds was approximately $20.0 million.

On January 20, 2010, we entered into the PEAKS Program. Under the PEAKS Program, an unaffiliated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued the PEAKS Senior Debt to investors. The assets of the PEAKS Trust (which include, among other assets, the student loans held by the PEAKS Trust) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The PEAKS Trust is required to maintain assets having an aggregate value that exceeds the outstanding balance of the PEAKS Senior Debt, which requirement we guarantee. As of September 30, 2013, the value of the assets of the PEAKS Trust satisfied this requirement. The PEAKS Senior Debt bears interest at a variable rate based on the LIBOR plus a margin and matures in January 2020. As of September 30, 2013, the outstanding principal balance of the PEAKS Senior Debt was approximately $256.0 million.

In connection with the PEAKS Program, the lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. We transferred to the PEAKS Trust a portion of the amount of each private student loan disbursed to us under the PEAKS Program, in exchange for the Subordinated Note. The Subordinated Note does not bear interest, and principal is due on the Subordinated Note following:

•	the repayment of the PEAKS Senior Debt;

•	the payment of fees and expenses of the PEAKS Trust; and

•	the reimbursement of the amount of any payments made by us under the PEAKS Guarantee, other than Payments on Behalf of Borrowers.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the student loans from the lender.

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the required ratio of assets of the PEAKS Trust to outstanding Senior Debt. The PEAKS Guarantee contains, among other things, representations and warranties and events of default customary for guarantees. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt in certain limited circumstances that pertain to our continued eligibility to participate in the Title IV Programs. We believe that the likelihood of those limited circumstances occurring is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments made under our guarantee (which do not include Payments on Behalf of Borrowers) and payment of the Subordinated Note, in each case only to the extent of available funds remaining in the PEAKS Trust.

In the nine months ended September 30, 2013, we made Payments on Behalf of Borrowers in connection with the PEAKS Program. We made those payments after assessing:

•	the likelihood of us being contractually required to make payments under the PEAKS Guarantee in the near future;

•	the effect on our liquidity that would result from making payments under the PEAKS Guarantee compared to making Payments on Behalf of Borrowers;

•	the effect that Payments on Behalf of Borrowers may have on the funds available to the PEAKS Trust to repay the Subordinated Note to us following full payment of the PEAKS Trust’s other obligations; and

•	the fact that we will not be able to recover Payments on Behalf of Borrowers directly from the student borrowers on whose behalf we made those payments.

Payments on Behalf of Borrowers assist in:

•	maintaining the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt at the required level; and

•	satisfying the following month’s required payment of interest on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust.

We will continue to assess whether it would be economically beneficial to us to make Payments on Behalf of Borrowers in future periods, and we may make Payments of Behalf of Borrowers in the future based on our assessment of the above factors.

Making Payments on Behalf of Borrowers:

•	may result in us paying amounts to the PEAKS Trust in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period;

•	may result in us paying a lesser amount than we otherwise would have been required to pay in future periods under the PEAKS Guarantee, which would positively impact our liquidity in a particular period; and

•	may reduce the amount that we could receive following full payment of the PEAKS Senior Debt and fees and expenses of the PEAKS Trust, because that amount is limited to the amounts we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) and the amount due to us under the Subordinated Note.

The amount owed to us under the Subordinated Note was approximately $73.0 million as of September 30, 2013. In determining the estimated default rate used in the assumptions to establish our liability for guarantee obligations, we considered the payment performance of the private education loans under the PEAKS Program. Any Payments on Behalf of Borrowers that we made with respect to those loans, however, were not considered to be payments on those loans for purposes of that determination.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2013, the total collateral maintained in a restricted bank account was not material. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis. We were in compliance with these covenants as of September 30, 2013.

In addition, beginning in the second quarter of 2009, we have made advances to the 2009 Entity under the Revolving Note. We made the advances, which bear interest, so that the 2009 Entity could use those funds primarily to provide additional funding for the private education loans, instead of retaining the funds ourselves and providing internal student financing, which is non-interest bearing. In the future, we may also make Discharge payments to the 2009 Entity. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and is currently due and payable in full.

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans that have defaulted. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. To date, we have claimed as an offset against the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain defaulted loans under the 2009 RSA. If we believe that doing so would be economically beneficial to us, we may make Discharge Payments in future periods. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA.

The following table sets forth the guarantee payments and Payments on Behalf of Borrowers that we made related to the RSAs in the approximate aggregate amount, net of recoveries, in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
Type of Payment	2013	2012	2013	2012
Guarantee:
PEAKS Guarantee	$138	$243	$1,377	$502
2009 RSA	458	560	738	1,141
Payments on Behalf of Borrowers	2,502	0	7,647	0

Total	$3,098	$803	$9,762	$1,643

We also asserted the right to offset approximately $8.0 million, net of recoveries, of the amount owed to us by the 2009 Entity under the Revolving Note in the nine months ended September 30, 2013. Approximately $6.8 million of the amount that we claimed as an offset against the Revolving Note related to our election under the 2009 RSA to discharge our guarantee obligations with respect to certain defaulted private education loans under the 2009 Loan Program. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. See Notes 9 and 12 of the Notes to Condensed Consolidated Financial Statements for further discussion of the RSAs.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. The following table sets forth our recorded liability for these claims and contingencies as of the date indicated:

Type of Claim and Contingency	As of September 30,2013
(In thousands)
Guarantee Obligations under the RSAs:
PEAKS Program	$40,000
2009 RSA	32,910
Other Claims and Contingencies	8,325

Total	$81,235

Approximately $43.3 million of the recorded liability was included in Other current liabilities and approximately $37.9 million was included in Other liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. We believe that the $37.9 million loss included in Other liabilities as of September 30, 2013 will be realized over the next seven to ten years related to our estimated guarantee obligations under the RSAs.

We review various factors and make certain assumptions when determining the amount to recognize as a contingent liability with respect to the guarantee arrangements under the RSAs at the end of each reporting period. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under each of the RSAs over the life of these loans. The life of a private education loan made under the RSAs may be in excess of ten years from the date of disbursement. Therefore, our assessment was based on assumptions for periods in excess of ten years, and those assumptions include among other things, the following:

•	the repayment performance of the private education loans under each of the RSAs;

•	the timing and rate at which the private education loans will be paid;

•	the changes in the variable interest rates due on the private education loans and PEAKS Senior Debt;

•	the amounts that will be collected in the future on the private education loans that have defaulted; and

•	the fees and expenses associated with servicing the private education loans.

We consulted with two third-party consumer credit consulting firms in arriving at our assumptions. The assumptions have changed, and may continue to change, significantly over time as actual results become known. The principal factor that we review is the repayment performance of the private education loans under each of the RSAs. In determining the estimated default rate used in the assumptions to establish our liability for guarantee obligations, we considered the payment performance of the private education loans under the PEAKS Program. Any Payments on Behalf of Borrowers that we made with respect to those loans, however, were not considered to be payments on those loans for purposes of that determination. As each portfolio of private education loans matures, additional data related to the performance of the loans and other information regarding the loans becomes available to us that we utilize to estimate the related contingent liability. In certain prior reporting periods, there have been disruptions in the servicing of a portion of the private education loans under the RSAs, which we believe had a negative impact on the repayment performance of those private education loans. We cannot predict with any certainty whether other servicing disruptions will occur in the future. If additional servicing disruptions occur or other factors negatively impact the repayment performance of the private education loans under the RSAs in the future, the contingent liability associated with those guarantees would increase and we could be required to pay additional material amounts under our guarantee obligations which could have a material adverse effect on our financial condition, results of operations and cash flows.

In determining the contingent liability amount to be recorded related to the RSAs at the end of each reporting period, we, with the assistance of our third-party consumer credit consultants, evaluate a variety of data related to the repayment performance of the private education loans under the RSAs, including, but not limited to:

•	the payment and default trends by the month in which the private education loan entered repayment;

•	the payment and default trends based on the education completion status achieved by the borrower (i.e., whether the borrower graduated or withdrew from his or her program of study);

•	the payment status of the loans in repayment (i.e., whether the loans are current or delinquent);

•	the status of the loans that are not in repayment (i.e., whether repayment is deferred, because the borrower is in school or for some other reason, or whether the loan is in the grace period after the borrower leaves school or is in forbearance); and

•	the current academic standing of borrowers who have not yet entered repayment.

During the three months ended September 30, 2013, certain data that we evaluate were trending unfavorably compared to our immediately preceding evaluation, which caused us to increase the estimated default rates used in our analysis of the contingent liability from an average of approximately 57% to an average of approximately 59%. Primarily as a result of the revised estimated default rates, we recorded an additional expense of $6.2 million related to the RSAs in the three months ended September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities. Our primary interest rate risk exposure results from changes in short-term interest rates and the LIBOR.

Changes in the LIBOR would affect the borrowing costs associated with our revolving credit facilities. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR. If such a hypothetical increase in the LIBOR were to occur, the effect on our results from operations and cash flow would not have been material for the three and nine months ended September 30, 2013.

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

In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our DCP. As of the end of our third fiscal quarter of 2013, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of September 30, 2013.

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

On March 11, 2013, a complaint in the Koetsch Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. On July 25, 2013, the court named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs and consolidated the Koetsch Litigation and the MLAF Litigation under the following caption: In re ITT Educational Services, Inc. Securities Litigation (the “Securities Litigation”). On October 7, 2013, an amended complaint was filed in the Securities Litigation. The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	our failure to properly account for the 2007 RSA, 2009 RSA and PEAKS Program;

•	employing devices, schemes and artifices to defraud;

•	making untrue statements of material facts, or omitting material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading;

•	making the above statements intentionally or with reckless disregard for the truth;

•	engaging in acts, practices, and a course of business that operated as a fraud or deceit upon lead plaintiffs and others similarly situated in connection with their purchases of our common stock;

•	deceiving the investing public, including lead plaintiffs and the purported class, regarding, among other things, our artificially inflated statements of financial strength and understated liabilities; and

•	causing our common stock to trade at artificially inflated prices and causing the plaintiff and other putative class members to purchase our common stock at inflated prices.

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. All of the defendants intend to defend themselves vigorously against the allegations made in the amended complaint.

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiff seeks, among other things, the designation of this action as a class action, and an award of unspecified compensatory damages, interest, costs, attorney’s fees and equitable/injunctive or other relief as the Court deems just and proper. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint. On July 25, 2013, the MLAF Litigation was consolidated into the Securities Litigation.

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

All of the individual defendants intend to defend themselves vigorously against the allegations in the complaint. On August 6, 2013, the parties agreed to stay the Wilfred Litigation until the Securities Litigation is dismissed with prejudice or the defendants file an answer in the Securities Litigation.

Although the derivative action is brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the derivative lawsuit.

There can be no assurance that the ultimate outcome of the Leveski Litigation, Securities Litigation, Wilfred Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

The current officers named in the Securities Litigation and the Wilfred Litigation include Daniel M. Fitzpatrick and Kevin M. Modany.

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

On May 18, 2012, we received a Civil Investigative Demand (the “Original CID”) from the U.S. Consumer Financial Protection Bureau (“CFPB”). The CFPB’s Original CID provided that the purpose of the investigation was, in part, “to determine whether for-profit post-secondary companies, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” The CFPB’s Original CID contained broad requests for production of documents, answers to interrogatories and written reports related to private education loans made to our students and many other aspects of our business. We provided documentation and other information to the CFPB, while preserving our rights to object to its inquiry. In August 2012, we filed a petition with the CFPB to set aside or modify the CFPB’s Original CID.

In September 2013, the CFPB withdrew the Original CID and we received a new Civil Investigative Demand (the “New CID”) from the CFPB. The purpose of the CFPB’s investigation as provided in the New CID is the same as the purpose stated in the Original CID. While the scope of the information requested in the New CID is somewhat narrower than in the Original CID, the New CID contains broad requests for oral testimony, production of documents and written reports related to private education loans made to our students, internal financing provided to our students and certain other aspects of our business. In connection with the CFPB’s withdrawal of the Original CID and issuance of the New CID, we withdrew our petition to set aside or modify the CFPB’s Original CID, while preserving our rights to object to the New CID. We have begun assembling documentation and other information to provide to the CFPB, while preserving our rights to object to its inquiry. We believe that our acts and practices relating to private education loans are lawful.

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

On February 8, 2013, we received a subpoena from the SEC. In a letter accompanying the subpoena, the SEC states that it is conducting an investigation of us. The SEC’s subpoena requests the production of documents and communications that, among other things, relate to our actions and accounting associated with: (a) agreements that we entered into with the 2009 Entity to create the 2009 Loan Program, including, without limitation, the 2009 RSA; and (b) agreements that we entered into to create the PEAKS Program. On May 9, 2013, we received a second subpoena from the SEC requesting the production of certain communications related to the same subject matter as the subpoena received on February 8, 2013. We are cooperating with the SEC in its investigation, and we have provided documentation, communications and other information, including testimony of one of our officers, to the SEC in response to both subpoenas. There can be no assurance, however, that the ultimate outcome of the SEC investigation will not have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013 and June 30, 2013 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below and in Part II, Item 1A. of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013 and June 30, 2013, there have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

On May 18, 2012, we received the Original CID from the CFPB. The CFPB’s Original CID provided that the purpose of the investigation was, in part, “to determine whether for-profit post-secondary companies, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” The CFPB’s Original CID contained broad requests for production of documents, answers to interrogatories and written reports related to private education loans made to our students and many other aspects of our business. We provided documentation and other information to the CFPB, while preserving our rights to object to its inquiry. In August 2012, we filed a petition with the CFPB to set aside or modify the CFPB’s Original CID.

In September 2013, the CFPB withdrew the Original CID and we received the New CID from the CFPB. The purpose of the CFPB’s investigation as provided in the New CID is the same as the purpose stated in the Original CID. While the scope of the information requested in the New CID is somewhat narrower than in the Original CID, the New CID contains broad requests for oral testimony, production of documents and written reports related to private education loans made to our students, internal financing provided to our students and certain other aspects of our business. In connection with the CFPB’s withdrawal of the Original CID and issuance of the New CID, we withdrew our petition to set aside or modify the CFPB’s Original CID, while preserving our rights to object to the New CID. We have begun assembling documentation and other information to provide to the CFPB, while preserving our rights to object to its inquiry. We believe that our acts and practices relating to private education loans are lawful.

On October 30, 2012, we received a CID from the MAG. The MAG’s CID provides that the MAG is investigating allegations that we may have violated Massachusetts General Laws, Chapter 93A, Section 2(a) by “engaging in unfair or deceptive practices in connection with marketing and advertising job placement and student outcomes, the recruitment of students, and the financing of education.” The MAG’s CID contains broad requests for production of documents related to our students in Massachusetts, including the financial aid available to those students, our recruitment of those students, the career services that we offer to those students, our marketing and advertising, the retention and graduation rates of those students and many other aspects of our business. We are cooperating with the MAG in its investigation, and we have provided documentation, communications and other information to the MAG in response to the CID. We believe that our acts and practices relating to our students in Massachusetts are lawful.

On February 8, 2013, we received a subpoena from the SEC. In a letter accompanying the subpoena, the SEC states that it is conducting an investigation of us. The SEC’s subpoena requests the production of documents and communications that, among other things, relate to our actions and accounting associated with: (a) agreements that we entered into with the 2009 Entity to create the 2009 Loan Program, including, without limitation, the 2009 RSA; and (b) agreements that we entered into to create the PEAKS Program. On May 9, 2013, we received a second subpoena from the SEC requesting the production of certain communications related to the same subject matter as the subpoena received on February 8, 2013. We are cooperating with the SEC in its investigation, and we have provided documentation, communications and other information, including testimony of one of our officers, to the SEC in response to both subpoenas. There can be no assurance, however, that the ultimate outcome of the SEC investigation will not have a material adverse effect on our financial condition or results of operations.

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

None of our institutions had a Two-Year CDR of 25% or greater for any of the FFYs 2008, 2009, 2010 or 2011, which are the four most recent FFYs for which official Two-Year CDRs have been issued by the ED. The following table sets forth the average of our institutions’ Two-Year CDRs for the FFYs indicated:

FFY	Two-Year CDR Average
2011 (a)	14.4%
2010	16.4%
2009	18.0%
2008	12.2%

(a)	The most recent FFY for which the ED has published official Two-Year CDRs.

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

We have appealed the ITT Technical Institute institutions’ official Two-Year CDRs for FFYs 2010 and 2009 on the basis that the Purchased Loans were improperly serviced.

Beginning with the official Three-Year CDRs for FFY 2009, the cohort default rate for three consecutive FFYs that triggers loss of eligibility to participate in FDL and Pell programs increases from 25% to 30%. We believe that our institutions’ Three-Year CDRs have been, and will likely continue to be, higher than our institutions’ Two-Year CDRs because of longer repayment and default histories, among other factors. None of our institutions had a Three-Year CDR of 30% or greater for the 2010 FFY, which is the most recent FFY for which Three-Year CDRs have been issued by the ED. We believe that the ITT Technical Institute institutions’ official Three-Year CDRs will be less than 30% for FFY 2011. The following table sets forth the average of our institutions’ Three-Year CDRs for the FFYs indicated:

FFY	Three-Year CDR Average
2010 (a)	29.0%
2009	32.9	% (b)

(a)	The most recent FFY for which the ED has published official Three-Year CDRs.
(b)	Reduced by the ED from 34.2% as a result of an uncorrected data adjustment.

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

If the charge-off rate on private education loans under programs where we have a guarantee obligation continues at the current rate, or is higher than the current rate, our guarantee obligations related to those loans could have a material adverse effect on us. We have entered into risk sharing and guarantee agreements with unaffiliated entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. We have settled all of our guarantee obligations under a risk sharing agreement that we entered into in 2007 (the “2007 RSA”) through a payment of $46.0 million in January 2013. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 RSA, based on dollar volume. Under the PEAKS Program, we guarantee:

•	the payment of principal (i.e., approximately $256.0 million as of September 30, 2013), interest and, prior to February 2013, certain call premiums on the outstanding senior debt obligations of the PEAKS Trust that holds the private education loans made under the PEAKS Program;

•	the payment of administrative fees and expenses to that trust; and

•	that the required ratio of assets to outstanding senior debt obligations of that trust will be maintained.

Our obligations under the 2009 RSA and the PEAKS Program (collectively, the “RSAs”) will remain in effect until all private education loans made under that RSA or the senior debt obligation, as applicable, are paid in full or charged off. The following table sets forth the guarantee payments and payments on behalf of student borrowers under the PEAKS Program to help those borrowers avoid defaulting on their PEAKS Program private education loans (“Payments on Behalf of Borrowers”) that we made related to the RSAs in the approximate aggregate amount, net of recoveries, in the period indicated:

Type of Payment	Nine Months Ended September 30, 2013
(In millions)
Guarantee:
PEAKS Guarantee	$1.4
2009 RSA	0.7
Payments on Behalf of Borrowers	7.7

Total	$9.8

In the nine months ended September 30, 2013, we made Payments on Behalf of Borrowers in connection with the PEAKS Program. We made those payments after assessing:

•	the likelihood of us being contractually required to make payments under the PEAKS Guarantee in the near future;

•	the effect on our liquidity that would result from making payments under the PEAKS Guarantee compared to making Payments on Behalf of Borrowers;

•	the effect that Payments on Behalf of Borrowers may have on the funds available to the PEAKS Trust to repay the Subordinated Note to us following full payment of the PEAKS Trust’s other obligations; and

•	the fact that we will not be able to recover Payments on Behalf of Borrowers directly from the student borrowers on whose behalf we made those payments.

Payments on Behalf of Borrowers assist in:

•	maintaining the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt at the required level; and

•	satisfying the following month’s required payment of interest on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust.

We will continue to assess whether it would be economically beneficial to us to make Payments on Behalf of Borrowers in future periods, and we may make Payments of Behalf of Borrowers in the future based on our assessment of the above factors.

Making Payments on Behalf of Borrowers:

•	may result in us paying amounts to the PEAKS Trust in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period;

•	may result in us paying a lesser amount than we otherwise would have been required to pay in future periods under the PEAKS Guarantee, which would positively impact our liquidity in a particular period; and

•	may reduce the amount that we could receive following full payment of the PEAKS Senior Debt and fees and expenses of the PEAKS Trust, because that amount is limited to the amounts we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) and the amount due to us under the Subordinated Note.

The amount owed to us under the Subordinated Note was approximately $73.0 million as of September 30, 2013.

In addition, under the 2009 RSA, we have the right to elect to make payments to the 2009 Entity to discharge our guarantee obligations under the 2009 RSA related to certain 2009 Loan Program private education loans that default (“Discharge Payments”). Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA.

We are not able to estimate the maximum potential future payments that we could be required to make under the RSAs. The maximum potential future payments that we could be required to make pursuant to our guarantee obligations under the RSAs are affected by various factors. See Notes 9 and 12 of the Notes to Condensed Consolidated Financial Statements.

We review various factors and make certain assumptions when assessing the amount to recognize as a contingent liability with respect to the guarantee arrangements under the RSAs at the end of each reporting period. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under each of the RSAs over the life of these loans. The life of a private education loan made under the RSAs may be in excess of ten years from the date of disbursement. Therefore, our assessment was based on assumptions for periods in excess of ten years, and those assumptions include among other things, the following:

•	the repayment performance of the private education loans under each of the RSAs;

•	the timing and rate at which the private education loans will be paid;

•	the changes in the variable interest rates due on the private education loans and the PEAKS Senior Debt;

•	the amounts that will be collected in the future on the private education loans that have defaulted; and

•	the fees and expenses associated with servicing the private education loans.

We consulted with two third-party consumer credit consulting firms in arriving at our assumptions. The assumptions have changed, and may continue to change, significantly over time as actual results become known. The principal factor that we review is the repayment performance of the private education loans under each of the RSAs. We, with the assistance of our third-party consumer credit consultants, evaluate a variety of data related to the repayment performance of the private education loans under the RSAs, including, but not limited to:

•	the payment and default trends by the month in which the private education loan entered repayment;

•	the payment and default trends based on the education completion status achieved by the borrower (i.e., whether the borrower graduated or withdrew from his or her program of study);

•	the payment status of the loans in repayment (i.e., whether the loans are current or delinquent);

•	the status of the loans that are not in repayment (i.e., whether repayment is deferred, because the borrower is in school or for some other reason, or whether the loan is in the grace period after the borrower leaves school or is in forbearance); and

•	the current academic standing of borrowers who have not yet entered repayment.

In determining the estimated default rate used in the assumptions to establish our liability for guarantee obligations, we considered the payment performance of the private education loans under the PEAKS Program. Any Payments on Behalf of Borrowers that we made with respect to those loans, however, were not considered to be payments on those loans for purposes of that determination. To date, the charge-off rate on the private education loans has been higher, and the timing of charge-offs has been earlier, than we originally projected.

In certain prior reporting periods, there have been disruptions in the servicing of a portion of the private education loans under the RSAs, which we believe negatively impacted the repayment performance of those private education loans. We cannot predict with any certainty whether servicing disruptions will occur in the future. If the charge-off rate on the private education loans under the RSAs continues at the current rate, or is higher than the current rate, due to a broader change in borrower repayment behavior, additional servicing disruptions and/or any other reason, we could be required to pay additional material amounts under our guarantee obligations, including amounts to reduce the outstanding balance of the PEAKS Senior Debt to an amount sufficient to satisfy the required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt, which could have a material adverse effect on our financial condition, results of operations and cash flows.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to the various claims and contingencies that we are subject to, including those related to litigation, business transactions, guarantee arrangements and employee-related matters, among others. The following table sets forth our recorded liability for these claims and contingencies as of the date indicated:

Type of Claim and Contingency	As of September 30, 2013
(in millions)
Guarantee Obligations under the RSAs:
PEAKS Program	$40.0
2009 RSA	32.9
Other Claims and Contingencies	8.3

Total	$81.2

We believe that it is reasonably possible that we may incur losses in an estimated range of $9.0 million less than to $41.0 million greater than the recorded liability for the RSAs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended September 30, 2013, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of September 30, 2013. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

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

Date: October 29, 2013

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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements