Form 10-Q/A
period 2013-03-31
ITT EDUCATIONAL SERVICES INC
filed 2014-10-16
CIK 922475

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

23,362,123

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2013

EXPLANATORY NOTE

Restatement and Revision of Consolidated Financial Statements

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the United States Securities and Exchange Commission (“SEC”) on April 26, 2013 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2013.

In February 2014, we commenced a review of the accounting for a variable interest that we held in a variable interest entity (“VIE”), which is a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”). We engaged significant internal and external resources to perform supplemental procedures to assist us in reviewing our financial statements and accounting practices (the “Supplemental Procedures”). As a result of the review and the Supplemental Procedures, on June 18, 2014, the Audit Committee of our Board of Directors determined that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. February 28, 2013 was the first date that we had the substantive unilateral right to remove the servicer of the private education loans owned by the PEAKS Trust (“PEAKS Trust Student Loans”). Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2013 to reflect our determination that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 (the “Consolidation”) and to reflect other corrections and reclassifications.

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of March 31, 2013 (unaudited);

•	our Condensed Consolidated Statement of Income for the three months ended March 31, 2013 (unaudited);

•	our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 (unaudited);

•	our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 (unaudited);

•	our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2013 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

For a description of the restatement, see Note 2 – Restatement and Revision of Previously Issued Unaudited Financial Statements of the Notes to Condensed Consolidated Financial Statements.

We have also revised our previously issued condensed consolidated financial statements as of and for the periods specified below to reflect certain immaterial corrections and reclassifications. In this Amended Filing, we have revised our:

•	Condensed Consolidated Balance Sheet as of March 31, 2012 (unaudited);

•	Condensed Consolidated Balance Sheet as of December 31, 2012;

•	Condensed Consolidated Statement of Income for the three months ended March 31, 2012 (unaudited);

•	Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 (unaudited);

•	Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2012 (unaudited); and

•	Condensed Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2012.

For a description of the revision, see Note 2 – Restatement and Revision of Previously Issued Unaudited Financial Statements of the Notes to Condensed Consolidated Financial Statements.

For ease of reference, this Amended Filing amends and restates the Original Filing in its entirety. Restatements and revisions to the Original Filing have been made to the following sections:

•	Part I, Item 1 – Financial Statements

•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 3 – Quantitative and Qualitative Disclosures about Market Risk

•	Part I, Item 4 – Controls and Procedures

•	Part II, Item 1 – Legal Proceedings

•	Part II, Item 1A – Risk Factors

•	Part II, Item 6 – Exhibits

The information in those sections has been modified to reflect the restatement and revisions described above, as well as where necessary to correct and/or update information as a result of the restatement and revisions to our financial statements. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our unaudited consolidated financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibit 101. Except as provided in this Explanatory Note, or as indicated in the applicable disclosure, this Amended Filing has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amended Filing should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited and as restated) and 2012 (unaudited) and December 31, 2012

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2013 (as restated) and 2012

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2013 (as restated) and 2012

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 (as restated) and 2012

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 (unaudited and as restated) and 2012 (unaudited) and the year ended December 31, 2012

Notes to Condensed Consolidated Financial Statements (as restated)

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
	(unaudited)		(unaudited)
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$206,638	$243,465	$171,970
Short-term investments	0	0	114,806
Restricted cash	6,693	3,478	7,629
Accounts receivable, net	106,308	78,928	55,475
PEAKS Trust student loans, less allowance for loan losses of $0, $0 and $0	7,282	0	0
Deferred income taxes	71,301	44,547	12,566
Prepaid expenses and other current assets	19,189	16,162	17,832

Total current assets	417,411	386,580	380,278

Property and equipment, net	184,123	189,890	198,493
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $0, $0 and $0	105,007	0	0
Deferred income taxes	45,024	57,471	34,563
Other assets	31,721	41,263	49,516

Total assets	$783,286	$675,204	$662,850

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of PEAKS Trust senior debt	$103,356	$0	$0
Accounts payable	63,713	63,304	77,664
Accrued compensation and benefits	15,425	21,023	13,323
Other current liabilities	52,185	106,796	60,641
Deferred revenue	120,628	135,900	180,147

Total current liabilities	355,307	327,023	331,775

Long-term debt	150,000	140,000	175,000
PEAKS Trust senior debt, excluding current portion	123,660	0	0
Other liabilities	45,634	82,416	64,574

Total liabilities	674,601	549,439	571,349

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	194,629	197,113	186,262
Retained earnings	950,202	967,473	891,875
Accumulated other comprehensive (loss)	(7,835)	(7,930)	(9,316)
Treasury stock, 13,706,781, 13,744,395 and 12,934,377 shares, at cost	(1,028,682)	(1,031,262)	(977,691)

Total shareholders’ equity	108,685	125,765	91,501

Total liabilities and shareholders’ equity	$783,286	$675,204	$662,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013
	(as restated)	2012
Revenue	$285,062	$339,209
Costs and expenses:
Cost of educational services	124,176	134,941
Student services and administrative expenses	101,721	101,319
Legal and other investigation costs	1,500	0
Loss related to loan program guarantees	3,803	3,054

Total costs and expenses	231,200	239,314

Operating income	53,862	99,895
(Loss) on consolidation of PEAKS Trust	(73,248)	0
Interest income	34	681
Interest (expense)	(3,574)	(547)

Income (loss) before provision for income taxes	(22,926)	100,029
Provision (benefit) for income taxes	(5,655)	39,384

Net income (loss)	$(17,271)	$60,645

Earnings (loss) per share:
Basic	$(0.74)	$2.39
Diluted	$(0.74)	$2.37

Weighted average shares outstanding:
Basic	23,397	25,420
Diluted	23,397	25,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2013
	(as restated)	2012
Net income (loss)	$(17,271)	$60,645
Other comprehensive income, net of tax:
Net actuarial pension loss amortization, net of income tax of $211 and $272	333	423
Prior service cost (credit) amortization, net of income tax of $151 and $151	(238)	(237)
Unrealized (losses) on available-for-sale securities, net of income tax of $0 and $0	0	(23)

Other comprehensive income, net of tax	95	163

Comprehensive income (loss)	$(17,176)	$60,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2013
	(as restated)	2012
Cash flows from operating activities:
Net income (loss)	$(17,271)	$60,645
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,292	7,420
Provision for doubtful accounts	15,305	10,654
Deferred income taxes	(15,384)	(4,224)
Excess tax benefit from stock option exercises	0	(805)
Stock-based compensation expense	3,093	4,483
Settlement cost	(46,000)	0
Accretion of discount on PEAKS Trust student loans	(1,360)	0
Accretion of discount on PEAKS Trust senior debt	652	0
Loss on consolidation of PEAKS Trust	73,248	0
Other	295	(339)
Changes in operating assets and liabilities:
Restricted cash	(1,512)	(357)
Accounts receivable	(42,685)	(17,521)
PEAKS Trust student loans	1,187	0
Accounts payable	409	(1,212)
Other operating assets and liabilities	(5,910)	23,636
Deferred revenue	(15,272)	(46,396)

Net cash flows from operating activities	(43,915)	35,984

Cash flows from investing activities:
Facility expenditures and land purchases	(100)	(132)
Capital expenditures, net	(1,418)	(4,518)
Proceeds from sales and maturities of investments and repayment of notes	215	98,955
Purchase of investments and note advances	(1,241)	(63,545)

Net cash flows from investing activities	(2,544)	30,760

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	805
Proceeds from exercise of stock options	0	4,668
Debt issue costs	0	(1,525)
Proceeds from revolving borrowings	10,000	175,000
Repayment of revolving borrowings	0	(150,000)
Repurchase of common stock and shares tendered for taxes	(368)	(147,571)

Net cash flows from financing activities	9,632	(118,623)

Net change in cash and cash equivalents	(36,827)	(51,879)
Cash and cash equivalents at beginning of period	243,465	223,849

Cash and cash equivalents at end of period	$206,638	$171,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2011 (as revised – See Note 2)	37,069	$371	$184,207	$833,347	$(9,479)	(10,969)	$(839,341)	$169,105

For the three months ended March 31, 2012 (unaudited):
Net income				60,645				60,645
Other comprehensive income, net of income tax					163			163
Equity award vesting and exercises			(2,399)	(2,116)		145	9,183	4,668
Tax benefit from equity awards			417					417
Stock-based compensation			4,037					4,037
Common shares repurchased						(2,097)	(146,657)	(146,657)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(14)	(914)	(914)

Balance as of March 31, 2012	37,069	371	186,262	891,875	(9,316)	(12,934)	(977,691)	91,501

For the nine months ended December 31, 2012 (unaudited):
Net income				78,325				78,325
Other comprehensive income, net of income tax					1,386			1,386
Equity award vesting and exercises			(1,825)	(2,727)		127	8,229	3,677
Tax benefit from equity awards			501					501
Stock-based compensation			12,175					12,175
Common shares repurchased						(929)	(61,261)	(61,261)
Shares tendered for taxes						(8)	(539)	(539)

Balance as of December 31, 2012	37,069	371	197,113	967,473	(7,930)	(13,744)	(1,031,262)	125,765

For the three months ended March 31, 2013 (unaudited):
Net income (loss) (as restated)				(17,271)				(17,271)
Other comprehensive income, net of income tax					95			95
Equity award vesting			(2,948)			59	2,948	0
Tax benefit from equity awards			(2,629)					(2,629)
Stock-based compensation			3,093					3,093
Shares tendered for taxes						(22)	(368)	(368)

Balance as of March 31, 2013 (as restated)	37,069	$371	$194,629	$950,202	$(7,835)	(13,707)	$(1,028,682)	$108,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

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

The accompanying restated and unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc., its wholly-owned subsidiaries and, beginning on February 28, 2013, the PEAKS Trust, a VIE in which ITT Educational Services, Inc. is the primary beneficiary, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim periods and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. All significant intercompany balances and transactions are eliminated upon consolidation.

The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. Arrangements where we have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we are required to consolidate the other party in our condensed consolidated financial statements. See Note 8 – Variable Interest Entities, for a further discussion of the VIEs in which we held a variable interest and the consolidation of the PEAKS Trust in our condensed consolidated financial statements as of and for the three months ended March 31, 2013.

Certain reclassifications have been made in our condensed consolidated financial statements for prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income, total shareholders’ equity or cash flows. See Note 2 – Restatement and Revision of Previously Issued Unaudited Financial Statements, for a further discussion of the revisions and reclassifications made to our condensed consolidated financial statements for prior years.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2012.

2.	Restatement and Revision of Previously Issued Unaudited Financial Statements

Restatement of 2013 Unaudited Financial Statements. In February 2014, we commenced a review of the accounting for a variable interest that we held in the PEAKS Trust, a VIE. We engaged significant internal and external resources to perform the Supplemental Procedures. As a result of the review and the Supplemental Procedures, on June 18, 2014, the Audit Committee of our Board of Directors determined that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. February 28, 2013 was the first date that we had the substantive unilateral right to remove the servicer of the PEAKS Trust Student Loans, as described further below.

We had previously concluded that we were not required to consolidate the PEAKS Trust in our consolidated financial statements, because we believed we did not have the power to direct the activities of the PEAKS Trust that most significantly impact its economic performance and, therefore, believed we were not the primary beneficiary of the PEAKS Trust.

We determined that the activities of the PEAKS Trust that most significantly impact its economic performance involve the servicing of the PEAKS Trust Student Loans. We determined that February 28, 2013 was the first date that we could have exercised our right to terminate the servicing agreement that governs the servicing activities of the PEAKS Trust Student Loans (the “PEAKS Servicing Agreement”), due to the failure of the entity that performs those servicing activities for the PEAKS Trust Student Loans on behalf of the PEAKS Trust to meet certain performance criteria specified in the PEAKS Servicing Agreement. As a result of this analysis, we concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013, which was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust.

As a result of our determination that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, we concluded that we needed to restate the unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, and that those previously-issued financial statements should no longer be relied upon. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation.

In addition, we corrected certain unrelated, immaterial errors as part of the restatement of the unaudited condensed consolidated financial statements in this Amended Filing. These immaterial errors related to:

•	the reassessment of the recognition of revenue with respect to students who withdrew from a program of study in the three months ended March 31, 2013, which resulted in adjustments to the amount of revenue, the provision for doubtful accounts (which is included in student services and administrative expenses) and accounts receivable, net recorded in that period;

•	the calculation of the contingent loss for a risk sharing agreement (the “2009 RSA”) that we entered into on February 20, 2009 with an unaffiliated entity (the “2009 Entity”) in connection with other agreements to create a program that made private education loans available to our students to help pay the students’ cost of education that financial aid from federal, state and other sources did not cover (the “2009 Loan Program”), which resulted in adjustments to the loss from loan program guarantees and other liabilities as of and for the three months ended March 31, 2013;

•	the classification of the 2009 RSA contingent liability, which resulted in an increase to other current liabilities and a decrease to other liabilities as of March 31, 2013;

•	the classification of funds held for students from federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”) that result in a credit balance on a student’s account, which resulted in an increase to restricted cash and a decrease to cash and cash equivalents as of March 31, 2013; and

•	the classification of an offset against a note receivable, which resulted in adjustments to increase other current liabilities and prepaid expenses and other current assets as of March 31, 2013.

Our restated condensed consolidated financial statements as of and for the three months ended March 31, 2013 reflect the correction of those errors in the period in which they arose. The amounts related to the correction of these immaterial errors are shown in the Other Adjustments column in the tables below.

Our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Shareholders’ Equity as of March 31, 2013, December 31, 2012 and March 31, 2012 also reflect the cumulative corrections related to:

•	the reassessment of the recognition of revenue with respect to students who withdrew from a program of study in prior periods;

•	the contingent loss for the 2009 RSA;

•	the reclassification of funds held for students from Title IV Programs that result in a credit balance on a student’s account as restricted cash; and

•	the reclassification of amounts related to the vesting of restricted stock units (“RSUs”) from retained earnings to capital surplus in prior periods.

The amounts related to the correction of these immaterial errors are shown in the Other Adjustments column in the tables below.

In addition, we reclassified legal and other investigation costs, which were previously recorded in cost of educational services and in student services and administrative expenses, to a separate line in our Condensed Consolidated Statement of Income for the three months ended March 31, 2013. The amount of that reclassification is shown in the Reclassifications column in the applicable table below.

A reconciliation of previously reported amounts to the restated, corrected and reclassified amounts is set forth in the tables below. Amounts shown in the Consolidation of PEAKS Trust column include the PEAKS Trust and the amounts that were eliminated from our financial statements as a result of the Consolidation.

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items on our Condensed Consolidated Balance Sheet as of March 31, 2013:

	As of March 31, 2013
	As Previously Reported	Consolidation of PEAKS Trust		Other Adjustments		As Restated
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$210,012	$0		$(3,374)		$206,638
Restricted cash	719	2,600		3,374		6,693
Accounts receivable, net	104,077	0		2,231		106,308
PEAKS Trust student loans, less allowance for loan losses	0	7,282		0		7,282
Deferred income taxes	29,513	41,788		0		71,301
Prepaid expenses and other current assets	18,651	0		538		19,189
Total current assets	362,972	51,670		2,769		417,411
PEAKS Trust student loans, excluding current portion, less allowance for loan losses	0	105,007		0		105,007
Deferred income taxes	56,858	(13,324)		1,490		45,024
Other assets	39,033	(7,312	) (a)	0		31,721
Total assets	642,986	136,041		4,259		783,286
Current portion of PEAKS Trust senior debt	0	103,356		0		103,356
Other current liabilities	34,807	(12,275	) (a)	29,653	(b)	52,185
Total current liabilities	234,573	91,081		29,653		355,307
PEAKS Trust senior debt, excluding current portion	0	123,660		0		123,660
Other liabilities	100,138	(30,129	) (a)	(24,375	) (b)	45,634
Total liabilities	484,711	184,312		5,578		674,601
Capital surplus	204,219	0		(9,590)		194,629
Retained earnings	990,202	(48,571)		8,571		950,202
Total shareholders’ equity	158,275	(48,571)		(1,019)		108,685
Total liabilities and shareholders’ equity	642,986	136,041		4,259		783,286

(a)	Includes amounts that were eliminated from our consolidated financial statements as a result of the Consolidation, primarily the contingent liability and estimated recoveries associated with payments made under the PEAKS Guarantee.
(b)	These amounts represent the increase to the contingent loss associated with the 2009 RSA and the reclassification, from long-term to current, that portion expected to be paid within 12 months of March 31, 2013.

The following table sets forth the effect of the Consolidation, correction of errors and reclassifications in our Condensed Consolidated Statement of Income for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	Reclassifications	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$287,711	$1,360	$(4,009)	$0	$285,062
Costs and expenses:
Cost of educational services	125,221	0	0	(1,045)	124,176
Student services and administrative expenses	106,282	519	(4,625)	(455)	101,721
Legal and other investigation costs	0	0	0	1,500	1,500
Loss related to loan program guarantees	3,464	0	339	0	3,803

Total costs and expenses	234,967	519	(4,286)	0	231,200

Operating income	52,744	841	277	0	53,862
(Loss) on consolidation of PEAKS Trust	0	(73,248)			(73,248)
Interest income	34	0	0	0	34
Interest (expense)	(1,152)	(2,422)	0	0	(3,574)

Income (loss) before provision for income taxes	51,626	(74,829)	277	0	(22,926)
Provision (benefit) for income taxes	20,496	(26,258)	107	0	(5,655)

Net income (loss)	$31,130	$(48,571)	$170	$0	$(17,271)

Earnings (loss) per share:
Basic	$1.33				$(0.74)
Diluted	$1.33				$(0.74)
Weighted average shares outstanding:
Basic	23,397				23,397
Diluted	23,481				23,397

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$31,130	$(48,571)	$170	$(17,271)
Comprehensive income (loss)	31,225	(48,571)	170	(17,176)

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$31,130	$(48,571)	$170	$(17,271)
Provision for doubtful accounts	19,885	0	(4,580)	15,305
Deferred income taxes	13,211	(28,464)	(131)	(15,384)
Accretion of discount on PEAKS Trust student loans	0	(1,360)	0	(1,360)
Accretion of discount on PEAKS Trust senior debt	0	652	0	652
Loss on consolidation of PEAKS Trust	0	73,248	0	73,248
Restricted cash	(118)	(896)	(498)	(1,512)
Accounts receivable	(46,649)	0	3,964	(42,685)
PEAKS Trust student loans	0	1,187	0	1,187
Other operating assets and liabilities	(10,693)	5,360	(577)	(5,910)
Net cash flows from operating activities	(43,418)	0	(497)	(43,915)

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data:
Net income (loss)	$31,130	$(48,571)	$170	$(17,271)
Balance as of March 31, 2013	158,275	(48,571)	(1,019)	108,685

Revision of 2012 Financial Statements. In connection with the performance of the Supplemental Procedures, we also identified corrections to our 2012 financial statements related to:

•	the recognition of revenue with respect to students who withdrew from a program of study; and

•	the calculation of the contingent loss for the 2009 RSA.

We evaluated the cumulative impact of those items on prior periods under the guidance in ASC 250, “Accounting Changes and Error Corrections” (“ASC 250”), relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality.” We also evaluated the impact of correcting those items through an adjustment to our financial statements for the three months ended March 31, 2013 and fiscal year ended December 31, 2013. We concluded, based on the guidance in ASC 250 relating to SAB No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,” that the correction of those items in our 2012 fiscal year would not be material, but would be material if corrected out-of-period in our 2013 fiscal year. As a result, we have revised our unaudited condensed consolidated financial statements as of and for the three months and year to date ended March 31, 2012, June 30, 2012 and September 30, 2012 and our audited consolidated financial statements as of and for the fiscal year ended December 31, 2012 to reflect the correction of those items that should have been recognized in those periods. The amounts of the corrections as of March 31, 2012 and December 31, 2012 and for the three months ended March 31, 2012 are shown in the Revisions column in the tables below.

Our revised Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Shareholders’ Equity as of March 31, 2012 and December 31, 2012 also reflect the correction of the classification of amounts related to the vesting of RSUs from retained earnings to capital surplus. The amounts of these corrections related to our Condensed Consolidated Balance Sheets were not material and are shown in the Revisions column in the tables below. The December 31, 2011 amounts presented on our Condensed Consolidated Statement of Shareholders’ Equity reflect an adjustment to increase retained earnings by $5,366 and decrease capital surplus by $5,366 for the cumulative effect of the classification of the vesting of RSUs. We also increased retained earnings as of December 31, 2011 in our Condensed Consolidated Statement of Shareholders’ Equity by $306 for the cumulative effect of the adjustments for the recognition of revenue with respect to students who withdrew from a program of study in prior periods.

We corrected the classification of funds held for students from Title IV Programs that result in a credit balance on a student’s account, to include those amounts in restricted cash on our Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2012. The amounts of these corrections were not material and are shown in the Revisions column in the tables below.

We also corrected the classification of losses related to loan program guarantees, which were previously recorded as reductions to revenue in our Condensed Consolidated Statement of Income for the three months ended March 31, 2012, to report those amounts on a separate line. The amount of that correction is shown in the Revisions column in the table below.

The following tables set forth the effect of the revisions on the affected line items on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of March 31, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$178,476	$(6,506)	$171,970
Restricted cash	1,123	6,506	7,629
Accounts receivable, net	54,411	1,064	55,475
Total current assets	379,214	1,064	380,278
Deferred income taxes	34,081	482	34,563
Total assets	661,304	1,546	662,850
Other current liabilities	50,920	9,721	60,641
Total current liabilities	322,054	9,721	331,775
Other liabilities	72,629	(8,055)	64,574
Total liabilities	569,683	1,666	571,349
Capital surplus	194,027	(7,765)	186,262
Retained earnings	884,230	7,645	891,875
Total shareholders’ equity	91,621	(120)	91,501
Total liabilities and shareholders’ equity	661,304	1,546	662,850

	As of December 31, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$246,342	$(2,877)	$243,465
Restricted cash	601	2,877	3,478
Accounts receivable, net	77,313	1,615	78,928
Total current assets	384,965	1,615	386,580
Deferred income taxes	56,112	1,359	57,471
Total assets	672,230	2,974	675,204
Other current liabilities	86,722	20,074	106,796
Total current liabilities	306,949	20,074	327,023
Other liabilities	98,327	(15,911)	82,416
Total liabilities	545,276	4,163	549,439
Capital surplus	206,703	(9,590)	197,113
Retained earnings	959,072	8,401	967,473
Total shareholders’ equity	126,954	(1,189)	125,765
Total liabilities and shareholders’ equity	672,230	2,974	675,204

The following table sets forth the effect of the revisions on the affected line items in our Condensed Consolidated Statement of Income for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Income Data:
Revenue	$341,794	$(2,585)	$339,209
Student services and administrative expenses	106,266	(4,947)	101,319
Loss related to loan program guarantees	0	3,054	3,054
Total costs and expenses	241,207	(1,893)	239,314
Income before provision for income taxes	100,721	(692)	100,029
Provision for income taxes	39,650	(266)	39,384
Net income (loss)	61,071	(426)	60,645
Earnings per share:
Basic	$2.40		$2.39
Diluted	$2.38		$2.37

The following table sets forth the effect of the revisions on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$61,071	$(426)	$60,645
Comprehensive income	61,234	(426)	60,808

The following table sets forth the effect of the revisions on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$61,071	$(426)	$60,645
Provision for doubtful accounts	15,601	(4,947)	10,654
Deferred income taxes	(3,742)	(482)	(4,224)
Restricted cash	1,005	(1,362)	(357)
Accounts receivable	(21,906)	4,385	(17,521)
Other operating assets and liabilities	22,166	1,470	23,636
Net cash flows from operating activities	37,346	(1,362)	35,984

The revisions had an effect on capital surplus, retained earnings and total shareholders’ equity as of March 31, 2012 and December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, and that effect is shown in the Condensed Consolidated Balance Sheet Data tables above. The revisions had an effect on net income for the three months ended March 31, 2012 and nine months ended December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity. The effect of the revisions on net income for the three months ended March 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, is shown in the Condensed Consolidated Statement of Income Data table above. Net income for the nine months ended December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, decreased $1,069 as a result of the revisions.

3.	Accounting Policies

Subsequent to December 31, 2012, we added or updated the following significant accounting policies which primarily relate to the PEAKS Trust, a VIE, that has been consolidated in our condensed consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation.

Restricted Cash. Beginning on February 28, 2013, we consolidated the PEAKS Trust, a VIE, in our condensed consolidated financial statements. Funds held by the PEAKS Trust are classified as restricted cash on our Condensed Consolidated Balance Sheet, because those funds can only be used to satisfy the obligations of the PEAKS Trust. Funds held by the PEAKS Trust included in restricted cash on our Condensed Consolidated Balance Sheet as of March 31, 2013 were $2,600.

In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Condensed Consolidated Balance Sheet. The amount of these funds included in restricted cash on our Condensed Consolidated Balance Sheet as of March 31, 2013 was $3,374.

PEAKS Trust Student Loans. Beginning on February 28, 2013, we consolidated the PEAKS Trust that purchased, owns and collects the PEAKS Trust Student Loans made under the PEAKS Program, in our condensed consolidated financial statements. Certain of the PEAKS Trust Student Loans had evidence of credit deterioration since the date those loans were originated and, therefore, we determined that, at the date of the Consolidation, it was probable that all contractually required payments under those loans would not be collected. We recorded those loans at fair value at the date of the Consolidation. We also recorded at fair value the PEAKS Trust Student Loans that did not individually have evidence of deteriorated credit quality at the date of the Consolidation, because we determined that the application of an expected cash flow model provided the most reasonable presentation and this accounting treatment was consistent with the American Institute of Certified Public Accountants’ (the “AICPA”) December 18, 2009 Confirmation Letter (the “Confirmation Letter”). No allowance for loan losses was recorded at the date of the Consolidation, because all of the PEAKS Trust Student Loans were recorded at fair value and future credit losses are considered in the estimate of fair value. Cash flows from PEAKS Trust Student Loans expected to be collected within the next 12 months have been classified as current in our consolidated balance sheet. The remaining balance is classified as non-current.

We aggregated the individual PEAKS Trust Student Loans into 24 separate pools of loans, based on common risk characteristics of the individual loans, which included:

•	the fiscal quarter in which the PEAKS Trust Student Loan was originated; and

•	the consumer credit score of the borrower.

Loans that did not have evidence of deteriorated credit quality were not aggregated in the same pools with loans that had evidence of deteriorated credit quality. The same aggregation criteria, however, were used to determine those loan pools. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

On a quarterly basis, we estimate the total principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later, we would record the impairment as:

•	a provision for PEAKS Trust student loan losses in our Condensed Consolidated Statement of Income; and

•	an increase in the allowance for loan losses on our Condensed Consolidated Balance Sheet.

The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later, we would:

•	first reverse any allowance for loan losses with respect to that loan pool that was previously recorded on our Condensed Consolidated Balance Sheet, up to the amount of that allowance; and

•	record any remaining increase prospectively as a yield adjustment over the remaining estimated lives of the loans in the loan pool.

The impact of prepayments, changes in variable interest rates and any other changes in the timing of the expected cash flows of a loan pool are recognized prospectively as adjustments to interest income.

The impact of modifications made to loans in a loan pool is incorporated into our quarterly assessment of whether a significant change in the expected cash flows of the loan pool is probable or has occurred. We consider the historical loss experience associated with the PEAKS Trust Student Loans in estimating the future probabilities of default for all of the outstanding PEAKS Trust Student Loans.

The excess of any cash flows expected to be collected with respect to a loan pool of the PEAKS Trust Student Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Condensed Consolidated Balance Sheets, but it is accreted and included as interest income at a level rate of return over the remaining estimated life of the loan pool. If we determine that the timing and/or amounts of expected cash flows with respect to a loan pool are not reasonably estimable, no interest income would be accreted and the loans in that loan pool would be reported as nonaccrual loans. We recognize the accretable yield of the PEAKS Trust Student Loans as interest income, because the timing and the amounts of the expected cash flows are reasonably estimable.

If a PEAKS Trust Student Loan is paid in full or charged-off, that loan is removed from the loan pool. If the amount of the proceeds received for that loan, if any, is less than the unpaid principal balance of the loan, the difference is first applied against the loan pool’s nonaccretable difference for principal losses (i.e., the lifetime credit loss estimate established at the date of the Consolidation). If the nonaccretable difference for principal losses with respect to a loan pool has been fully depleted, any unpaid loan principal balance in excess of the proceeds received for the loan is charged-off against the loan pool’s allowance for loan losses. We do not recognize charge offs of individual PEAKS Trust Student Loans when those loans reach certain stages of delinquency, because those loans are accounted for at a loan pool level.

If any portion of a PEAKS Trust Student Loan that had previously been charged-off is recovered, the amount collected increases the applicable loan pool’s nonaccretable difference. If the nonaccretable difference with respect to the applicable loan pool has been fully depleted, the amount collected increases that loan pool’s allowance for loan losses.

Debt. The PEAKS Trust issued senior debt in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”). In accordance with ASC 810, we included the PEAKS Senior Debt on our consolidated balance sheet at its fair value as of February 28, 2013, the date of the Consolidation. The difference between the fair value of the PEAKS Senior Debt and its outstanding aggregate principal balance at the date of the Consolidation was recorded as an accrued discount on our consolidated balance sheet at the date of the Consolidation. The accrued discount will be recognized in interest expense at a level rate of return over the life of the PEAKS Senior Debt.

Recognition of Revenue – Interest Income on Student Loans. Interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans, is included in revenue on our Condensed Consolidated Statements of Income and recognized based on the effective interest method as described in Note 9 – PEAKS Trust Student Loans.

Recognition of Revenue – Tuition Revenue. We reassess the collectability of tuition revenue on a student-by-student basis throughout our revenue recognition period. We reassess the collectability of tuition revenue that we may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, which primarily include when a student withdraws from a program of study.

4.	New Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which is included in the Codification under ASC 606, “Revenue Recognition” (“ASC 606”). This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. This guidance will become effective for our interim and annual reporting periods beginning January 1, 2017. We have not completed our evaluation of the impact that this guidance may have on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, which is included in the Codification under ASC 205, “Presentation of Financial Statements” (“ASC 205”). This update changes the requirements for reporting discontinued operations and clarifies when disposals of groups of assets qualify for a discontinued operations presentation under ASC 205. This guidance will become effective for our interim and annual reporting periods beginning January 1, 2015, and will be applied to any transactions that meet those requirements beginning January 1, 2015.

In July 2013, the FASB issued ASU No. 2013-11, which is included in the Codification under ASC 740, “Income Taxes” (“ASC 740”). This update provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. This guidance became effective for our interim and annual reporting periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which is included in the Codification under ASC 220, “Other Comprehensive Income” (“ASC 220”). This update requires an entity to report the effect, by component, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. This guidance was effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance requires us to provide additional disclosures regarding the amounts reclassified out of accumulated other comprehensive income during a reporting period. We have included these disclosures in the footnotes to our condensed consolidated financial statements. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance were effective upon issuance, and the amendments that are subject to transition guidance were effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). This update allows an entity to first assess qualitative factors to determine whether it must perform a quantitative impairment test. An entity would be required to calculate the fair value of an indefinite-lived intangible asset, if the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived asset is impaired. This guidance was effective for impairment tests performed for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210, “Balance Sheet” (“ASC 210”). This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, which clarifies the scope of the disclosures required under ASU No. 2011-11. Both of these updates were effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

5.	Fair Value

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of March 31, 2013:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$204,838	$204,838	$0	$0
Restricted cash:
Money market fund	3,374	3,374	0	0
Other assets:
Money market fund	8,623	8,623	0	0

	$216,835	$216,835	$0	$0

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2012:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market funds	$169,263	$169,263	$0	$0
Short-term investments:
U.S. Treasury obligations	80,445	80,445	0	0
Government agency obligations	17,022	0	17,022	0
Corporate obligations	17,339	0	17,339	0
Restricted cash:
Money market fund	6,506	6,506	0	0
Other assets:
Money market fund	8,619	8,619	0	0

	$299,194	$264,833	$34,361	$0

We used quoted prices in active markets for identical assets as of the measurement date to value our financial assets that were categorized as Level 1.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Investments classified as available-for-sale as of March 31, 2012 were recorded at their market value. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis in our Consolidated Balance Sheets as of March 31, 2013 or 2012.

As of March 31, 2013, each of the carrying value and the estimated fair value of the PEAKS Trust Student Loans was approximately $112,372. The fair value of the PEAKS Trust Student Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Trust Student Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Condensed Consolidated Balance Sheet was approximately $2,200 as of March 31, 2013, $9,600 as of December 31, 2012 and $19,000 as of March 31, 2012. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our debt under our credit agreement was approximately $150,000 as of March 31, 2013, $140,000 as of December 31, 2012 and $175,000 as of March 31, 2012. The fair value of our debt under our credit agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our debt under our credit agreement. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

As of March 31, 2013, the carrying value of the PEAKS Senior Debt was approximately $227,016. The estimated fair value of the PEAKS Senior Debt was approximately $226,100 as of March 31, 2013. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

6.	Equity Compensation

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

7.	Stock Repurchases

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

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Number of shares	0	2,097,200
Total cost	$0	$146,657
Average cost per share	$0	$69.93

8.	Variable Interest Entities

Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

The PEAKS Trust and the 2009 Entity are VIEs as defined under ASC 810. We hold variable interests in the PEAKS Trust as a result of:

•	a subordinated note issued to us by the PEAKS Trust in exchange for the portion of each private education loan disbursed to us under the PEAKS Program that we transferred to the PEAKS Trust (“Subordinated Note”); and

•	our guarantee of the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”).

We hold variable interests in the 2009 Entity as a result of the 2009 RSA and a revolving note owed to us by the 2009 Entity (the “Revolving Note”). To determine whether we are the primary beneficiary of the PEAKS Trust or the 2009 Entity, we:

•	assessed the risks that the VIE was designed to create and pass through to its variable interest holders;

•	identified the variable interests in the VIE;

•	identified the other variable interest holders and their involvement in the activities of the VIE;

•	identified the activities that most significantly impact the VIE’s economic performance;

•	determined whether we have the power to direct those activities; and

•	determined whether we have the right to receive the benefits from, or the obligation to absorb the losses of, the VIE that could potentially be significant to the VIE.

We determined that the activities of the PEAKS Trust and the 2009 Entity that most significantly impact the economic performance of the PEAKS Trust and the 2009 Entity involve the servicing (which includes the collection) of the PEAKS Trust Student Loans and loans owned by the 2009 Entity. To make that determination, we analyzed various possible scenarios of student loan portfolio performance to evaluate the potential economic impact on the PEAKS Trust and the 2009 Entity. In our analysis, we made what we believe are reasonable assumptions based on historical data for the following key variables:

•	the composition of the credit profiles of the borrowers;

•	the interest rates and fees charged on the loans;

•	the default rates and the timing of defaults associated with similar types of loans; and

•	the prepayment and the speed of repayment associated with similar types of loans.

Based on our analysis, we concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013. This was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust, because we could have exercised our right to terminate the PEAKS Servicing Agreement, due to the failure of the entity that performs those servicing activities for the PEAKS Trust Student Loans on behalf of the PEAKS Trust to meet certain performance criteria specified in the PEAKS Servicing Agreement. We have not, however, exercised our right to terminate the PEAKS Servicing Agreement. As a result of our primary beneficiary conclusion, we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. Prior to February 28, 2013, the PEAKS Trust was not required to be consolidated in our consolidated financial statements, because we concluded that we were not the primary beneficiary of the PEAKS Trust prior to that time. The PEAKS Trust is discussed in more detail below.

Our consolidated financial statements for periods after February 28, 2013 include the PEAKS Trust after the Consolidation, because we were considered to have control over the PEAKS Trust under ASC 810 as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 14 – Contingencies.

Based on our analysis, we also concluded that we were not the primary beneficiary of the 2009 Entity as of March 31, 2013, because we did not have the power to direct the servicing activities of the private education loans owned by the 2009 Entity. As a result, we are not required under ASC 810 to consolidate the 2009 Entity in our condensed consolidated financial statements as of and for the three months ended March 31, 2013. Our conclusion that we were not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements arising from our conclusion that we were not the primary beneficiary of the 2009 Entity. The 2009 Entity is discussed in more detail below.

We may become the primary beneficiary of the 2009 Entity, if the entity that performs the servicing activities for the 2009 Entity (the “2009 Loan Program Servicer”) fails to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the private education loans made under the 2009 Loan Program (the “2009 Servicing Agreement”). If the 2009 Loan Program Servicer fails to meet those performance criteria, we have the right to terminate the 2009 Servicing Agreement and, therefore, would be considered to have the power to direct the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity. If that occurs, we would be required to consolidate the 2009 Entity in our consolidated financial statements. As of March 31, 2013, we believed that the performance criteria specified in the 2009 Servicing Agreement were met and, therefore, we did not have the right to terminate the 2009 Servicing Agreement. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that this right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015.

PEAKS Trust. On January 20, 2010, we entered into agreements with unrelated third parties to establish the PEAKS Program, which was a private education loan program for our students. Under the PEAKS Program, an unrelated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued the PEAKS Senior Debt to investors. The lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. We transferred a portion of the amount of each private education loan disbursed to us under the PEAKS Program to the PEAKS Trust in exchange for the Subordinated Note. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

The Subordinated Note does not bear interest and was recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012. Prior to October 1, 2012, the discount was amortized and recognized in Interest income in our Condensed Consolidated Statements of Income over the term of the Subordinated Note. The maturity date of the Subordinated Note is in March 2026. The amount owed to us under the Subordinated Note was approximately $73,000 as of December 31, 2012. The carrying value of the Subordinated Note was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the private education loans made by the lender to our students. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt and the Subordinated Note.

In the three months ended December 31, 2012, we determined that it was probable that we would not collect the carrying value of the Subordinated Note and, therefore, concluded that the Subordinated Note was impaired. We recorded an impairment charge in the amount of approximately $10,300, which equaled the total carrying value of the Subordinated Note prior to recording the impairment charge. The carrying value of the Subordinated Note was approximately $0 as of December 31, 2012 and $9,800 as of March 31, 2012, and was included on our Condensed Consolidated Balance Sheets in Other assets. The carrying value of the Subordinated Note was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements. We did not recognize any interest income related to the Subordinated Note in our Condensed Consolidated Statements of Income after September 30, 2012.

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts that we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. As of December 31, 2012, we had made payments totaling $12,342 under the PEAKS Guarantee (excluding Payments on Behalf of Borrowers), which we expected to be repaid to us (the “PEAKS Guarantee Receivable”). The PEAKS Guarantee Receivable was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements. See Note 14 –Contingencies, for a further discussion of the PEAKS Guarantee.

We did not consolidate the PEAKS Trust in our consolidated financial statements as of December 31, 2012 or March 31, 2012, because we concluded that we were not the primary beneficiary of the PEAKS Trust prior to February 28, 2013. We did, however, include the PEAKS Guarantee Receivable, net of accrued discount, and the contingent liability related to the PEAKS Guarantee in our consolidated financial statements as of December 31, 2012. We did not record a PEAKS Guarantee Receivable or a contingent liability related to the PEAKS Guarantee in our condensed consolidated financial statements as of March 31, 2012. See Note 14 – Contingencies, for a further discussion of those amounts.

We concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013 and, therefore, were required to consolidate the PEAKS Trust in our consolidated financial statements. In accordance with ASC 810, the consolidation of the PEAKS Trust was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the PEAKS Trust were included in our consolidated financial statements at their fair value as of February 28, 2013. The following table sets forth the fair value of the assets and liabilities of the PEAKS Trust as of February 28, 2013 that were included on our consolidated balance sheet on that date:

	As of February 28, 2013
	Assets	Liabilities
Restricted cash	$1,703
PEAKS Trust student loans, less allowance for loan losses of $0	7,282
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $0	104,834
Current portion of PEAKS Trust senior debt		$103,356
Other current liabilities		471
PEAKS Trust senior debt, excluding current portion		122,740

Total	$113,819	$226,567

The following table sets forth the carrying value of the assets and liabilities related to the PEAKS Program as of February 28, 2013 that we eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements, and the line items within which those assets and liabilities were included:

	As of February 28, 2013
	Assets	Liabilities
Other assets	$6,614
Other current liabilities		$3,060
Other liabilities		43,054

Total	$6,614	$46,114

The fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 by $112,748. The amount of this excess was reduced by $39,500, which represented the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. As a result, we recognized a total loss of $73,248 in our Condensed Consolidated Statement of Income for the three months ended March 31, 2013 related to the Consolidation.

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheet as of March 31, 2013:

	As of March 31, 2013
	Assets	Liabilities
Restricted cash	$2,600
PEAKS Trust student loans, less allowance for loan losses of $0	7,282
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $0	105,007
Current portion of PEAKS Trust senior debt		$103,356
Other current liabilities		519
PEAKS Trust senior debt, excluding current portion		123,660

Total	$114,889	$227,535

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on the Consolidation, that were included in our Condensed Consolidated Statement of Income for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Revenue	$1,360
Student services and administrative expenses	519
Interest expense	2,422

Income (loss) before provision for income taxes	$(1,581)

The revenue of the PEAKS Trust consists of interest income from the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Condensed Consolidated Statements of Income. Interest expense of the PEAKS Trust represents interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

Beginning in the fourth quarter of 2012 and continuing through January 2014, we made payments on behalf of certain student borrowers under the PEAKS Program to the PEAKS Trust to avoid defaults by those borrowers on their PEAKS Trust Student Loans (“Payments on Behalf of Borrowers”), which defaults would have triggered much larger contractually required payments by us under the PEAKS Guarantee. At the time we made Payments on Behalf of Borrowers, we believed that those payments were contractually permitted and a form of payment to the PEAKS Trust that would satisfy obligations that were contractually required. Since that time, however, we have determined that Payments on Behalf of Borrowers are not permitted or required to support the PEAKS Trust. If we had not made Payments on Behalf of Borrowers, we would have had to make contractually required payments under the PEAKS Guarantee in greater amounts. We made Payments on Behalf of Borrowers after assessing:

•	the likelihood of us being contractually required to make payments under the PEAKS Guarantee in the near future;

•	the effect on our liquidity that would result from making payments under the PEAKS Guarantee compared to making Payments on Behalf of Borrowers;

•	the effect that Payments on Behalf of Borrowers may have on the funds available to the PEAKS Trust to repay the Subordinated Note to us following full payment of the PEAKS Trust’s other obligations; and

•	the fact that we will not be able to recover Payments on Behalf of Borrowers from the PEAKS Trust or the student borrowers on whose behalf we made those payments.

Payments on Behalf of Borrowers assisted in:

•	maintaining the ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt at the required level (the “Asset/Liability Ratio”); and

•	satisfying the following month’s required payment of interest on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust.

Prior to the Consolidation, Payments on Behalf of Borrowers were reflected on our financial statements as a reduction to our contingent liability accrual. Following the Consolidation, Payments on Behalf of Borrowers were not reflected on our financial statements, since those payments were intercompany transactions that were eliminated from our financial statements as a result of the Consolidation.

The following table sets forth the guarantee payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program in the periods indicated:

Type of Payment	January 1, 2013 Through February 28, 2013 (1)	March 1, 2013 Through March 31, 2013 (1)	Total Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
PEAKS Guarantee	$854	$385	$1,239	$0
Payments on Behalf of Borrowers	532	1,323	1,855	0

Total	$1,386	$1,708	$3,094	$0

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.

From April 1, 2013 through January 2014, we made Payments on Behalf of Borrowers of $11,475. In March 2014, we entered into a letter agreement, dated as of March 17, 2014, with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “Letter Agreement”), in order to resolve differing interpretations of the permissibility of the Payments on Behalf of Borrowers under the PEAKS Program documents. Pursuant to the Letter Agreement, the trustee agreed to waive, and the holders of the PEAKS Senior Debt consented to the waiver of, any:

•	breach of the PEAKS Program documents caused by us making Payments on Behalf of Borrowers, including any failure to make payments under the PEAKS Guarantee as a result thereof; and

•	event of default under the PEAKS Program documents that may have arisen or resulted by us making Payments on Behalf of Borrowers.

In the Letter Agreement, we agreed, after the date of the Letter Agreement, not to make any further payments of any kind on behalf of any borrower in respect of a private education loan made under the PEAKS Program. In accordance with the terms of the Letter Agreement, we paid $40,000 on March 20, 2014, which is considered to be a payment under the PEAKS Guarantee and was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt.

2009 Entity. On February 20, 2009, we entered into agreements with the 2009 Entity to create the 2009 Loan Program. Under the 2009 Loan Program, an unrelated lender originated private education loans to our eligible students and, subsequently, sold those loans to the 2009 Entity. The 2009 Entity purchased the private education loans from the lender utilizing funds received from its owners in exchange for participation interests in the private education loans acquired by the 2009 Entity. The lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012.

In connection with the 2009 Loan Program, we entered into the 2009 RSA with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. Under the 2009 RSA, we have an obligation to make the monthly payments due and unpaid on those private education loans that have been charged off above a certain percentage (“Regular Payments”). Instead of making Regular Payments, however, we may elect to:

•	pay the then outstanding balance (plus accrued and unpaid interest) of those private education loans that have been charged off above a certain percentage and, with respect to which, an amount equal to at least ten monthly payments has been paid; or

•	pay the then outstanding balance (plus accrued and unpaid interest) of those private education loans that have been charged off above a certain percentage and, with respect to which, an amount equal to at least ten monthly payments has not been paid, plus any interest that would otherwise have been payable until ten monthly payments had been made, discounted at the rate of 10% per annum

(collectively, “Discharge Payments”). We determined that the ability to make Discharge Payments as of March 31, 2013 did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

We are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. The following table sets forth the payments that we made to the 2009 Entity related to our guarantee obligations under the 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Regular Payments	$306	$229
Discharge Payments	0	0
Recoveries from Charged-Off Loans	(103)	(37)

Total	$203	$192

In the three months ended March 31, 2013, we offset $538 owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional Regular Payments in that amount. See Note 14 – Contingencies, for a further discussion of the offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013. In the three months ended March 31, 2013, the 2009 Entity did not remit to us $54 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2013. See Note 14 – Contingencies, for a further discussion of the 2009 RSA. We determined that claiming an offset against the Revolving Note for Regular Payments did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity as of and for the three months ended March 31, 2013 and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

In addition, we have made advances to the 2009 Entity under the Revolving Note. We did not make any advances in the three months ended March 31, 2013 or 2012 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014.

The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $7,600 as of March 31, 2013, $8,300 as of December 31, 2012 and $9,200 as of March 31, 2012. In the three months ended December 31, 2012, we determined that circumstances indicated it was probable that we would not collect the full carrying value of the Revolving Note and, therefore, concluded that the Revolving Note was impaired. We recorded an impairment charge in the amount of $4,900, which equaled the amount that the carrying value of the Revolving Note exceeded the present value of the expected future cash flows from that note. The carrying value of the Revolving Note prior to recording the impairment charge was approximately $7,800. The carrying value of the Revolving Note was approximately $2,200 as of March 31, 2013, $2,900 as of December 31, 2012 and $9,200 as of March 31, 2012 and was included on our Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets as of March 31, 2013 and in Other assets as of December 31, 2012 and March 31, 2012. We have not recognized any interest income related to the Revolving Note in our Condensed Consolidated Statements of Income during the time that the Revolving Note has been impaired.

9.	PEAKS Trust Student Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheet as of March 31, 2013. The PEAKS Trust Student Loans are included in the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet.

A significant number of the PEAKS Trust Student Loans were determined to be credit impaired upon consolidation. Loans determined to be credit impaired upon consolidation or acquisition (“Purchased Credit Impaired Loans” or “PCI Loans”), are initially measured at fair value in accordance with ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). A loan is considered a PCI Loan, if it has evidence of deteriorated credit quality following the loan’s origination date. As a result, at the date of consolidation or acquisition, it is probable that all contractually required payments under a PCI Loan will not be collected.

The PEAKS Trust Student Loans that did not individually have evidence of deteriorated credit quality at the time of consolidation were also initially measured at fair value and are accounted for in accordance with ASC 310-30. We believe that following the guidance of ASC 310-30 by analogy with respect to those loans provides the most reasonable presentation of the value of those loans, primarily due to:

•	the evidence of deteriorated credit quality of a significant number of the PEAKS Trust Student Loans; and

•	the probability that all contractually required payments with respect to those loans will not be collected.

All of the PEAKS Trust Student Loans are, therefore, considered to be, and reported as, PCI Loans.

This accounting treatment is consistent with the Confirmation Letter, in which the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. In this letter, the AICPA states that it understands that the SEC staff will not object to an accounting policy based on contractual or expected cash flow. We believe that following ASC 310-30 by analogy with respect to the PEAKS Trust Student Loans that did not individually have evidence of deteriorated credit quality at the time of consolidation is an appropriate application of the accounting guidance to determine the initial measurement of the value of those loans.

PCI Loans recognized upon consolidation or acquisition in the same fiscal quarter may be aggregated into one or more pools, provided that the PCI Loans in each pool have common risk characteristics. The PEAKS Trust Student Loans were considered to be PCI Loans upon consolidation and were aggregated into 24 separate pools of loans, based on common risk characteristics of the loans, which included:

•	the fiscal quarter in which the PEAKS Trust Student Loan was originated; and

•	the consumer credit score of the borrower.

PCI Loans that do not have evidence of deteriorated credit quality are not aggregated in the same pools with PCI Loans that have evidence of deteriorated credit quality. The same aggregation criteria, however, were used to determine those loan pools. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Upon the Consolidation on February 28, 2013, the PEAKS Trust Student Loans were recorded at their estimated fair value. The estimated fair value of the PEAKS Trust Student Loans as of February 28, 2013 was determined using an expected cash flow methodology. Projected default rates and forbearances were considered in applying the estimated cash flow methodology. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few PEAKS Trust Student Loans have been prepaid. No allowance for loan loss was established as of February 28, 2013, because all of the PEAKS Trust Student Loans were recorded at fair value and future credit losses are considered in the estimate of fair value.

The following table sets forth the estimated fair value, accretable yield and expected cash flows for the PEAKS Trust Student Loans, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, as of the date indicated:

	As of February 28, 2013
	Total	ASC 310-30 Applied By Analogy
Estimated fair value	$112,116	$60,177
Accretable yield	$100,953	$58,843
Expected cash flows	$213,069	$119,020

The excess of any cash flows expected to be collected with respect to a loan pool of the PEAKS Trust Student Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Condensed Consolidated Balance Sheet, but it is accreted and included as interest income using the effective interest method, which is at a level rate of return over the remaining estimated life of the loan pool.

The contractually required future principal and interest payments for all PEAKS Trust Student Loans outstanding at February 28, 2013 totaled approximately $487,800. The contractually required future principal and interest payments for the PEAKS Trust Student Loans outstanding at February 28, 2013 pursuant to which ASC 310-30 was applied by analogy totaled approximately $213,600. The excess of the contractually required payments of the PEAKS Trust Student Loans over the expected cash flows is referred to as the nonaccretable difference. As of February 28, 2013, the nonaccretable difference was approximately $274,700 for all outstanding PEAKS Trust Student Loans and approximately $94,600 for those outstanding PEAKS Trust Student Loans pursuant to which ASC 310-30 was applied by analogy.

On a quarterly basis subsequent to February 28, 2013, we estimate the principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few PEAKS Trust Student Loans have been prepaid.

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the date of Consolidation or the end of the previous fiscal quarter, whichever is later, we would record the impairment as:

•	a provision for PEAKS Trust student loan losses in our Condensed Consolidated Statement of Income; and

•	an increase in the allowance for loan losses on our Condensed Consolidated Balance Sheet.

The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the date of Consolidation or the end of the previous fiscal quarter, whichever is later, we would:

•	first reverse any allowance for loan losses with respect to that loan pool that was previously recorded on our Condensed Consolidated Balance Sheet, up to the amount of that allowance; and

•	record any remaining increase prospectively as a yield adjustment over the remaining estimated lives of the loans in the loan pool.

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the period indicated:

Period Ended March 31, 2013
Balance as of February 28, 2013	$0
Loans charged off	0
Recoveries from charged off loans	0
Provision (benefit) for loan losses	0

Balance as of March 31, 2013	$0

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Modifications were made to PCI Loans in the three months ended March 31, 2013 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

•	a probable and significant change in the expected cash flows of the PCI Loans has occurred; and

•	the loans should continue to be accounted for and reported as PCI loans.

In evaluating the impact of modifications made to PCI Loans on the expected cash flows of those loans, we consider the effect of any foregone interest and the potential for future default. These default estimates are used to calculate expected credit losses with respect to each loan pool. In developing these probabilities of default estimates, we considered the relationship between the credit quality characteristics of the loans in the loan pool and certain assumptions based on the performance history of the PEAKS Trust Student Loans and industry data related to the severity and recovery lag of defaults applicable to private education loans. Loans for which Payments on Behalf of Borrowers were made were assumed to be defaulted loans in our default estimates. Forbearances have been granted with respect to the payment of approximately 25% of the PEAKS Trust Student Loans.

The charge off of a PCI Loan results in the removal of that loan from the underlying PCI Loan pool and reduces the loan pool discount. If the discount for principal losses for a particular PCI Loan pool has been fully depleted, the charge off of a PCI Loan will reduce the PCI Loan pool’s allowance for loan losses. Removal of a PCI Loan from the underlying PCI Loan Pool does not change the effective yield of the PCI Loan Pool.

As of March 31, 2013, the outstanding balance of the PEAKS Trust Student Loans, including accrued interest, was approximately $272,800. The carrying amount of the PEAKS Trust Student Loans included under the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet was $112,289 as of March 31, 2013. The PEAKS Trust Student Loans were not included on our Condensed Consolidated Balance Sheets prior to February 28, 2013.

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, for the period indicated:

	Three Months Ended March 31, 2013
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$0	$0
Additions resulting from the Consolidation	100,953	58,843
Accretion	(1,360)	(732)
Reclassification from nonaccretable difference and changes in expected cash flows	0	0

Balance as of March 31	$99,593	$58,111

10.	Debt

On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014 (the “Third Amendment”), July 30, 2014 (the “Fourth Amendment”) and September 15, 2014 (the “Fifth Amendment”), and we entered into a Consent to Credit Agreement, which is effective upon the delivery by us to the lenders of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Consent”). The Credit Agreement, as so amended and including the Consent, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under the Credit Agreement were used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement are used for general corporate purposes.

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, is reduced to $135,000, and the portion of the commitments available for letters of credit is increased from $25,000 to $85,000. Certain letters of credit in an aggregate amount of approximately $2,352 previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. If we have not caused the issuance of a letter of credit payable to the ED (“ED Letter of Credit”) by November 15, 2014, the aggregate commitments of the lenders will be reduced to $100,000. In addition, the commitments of the lenders under the Amended Credit Agreement will be reduced to the extent that borrowings are repaid by us using proceeds from certain types of transactions specified in the Fourth Amendment and the Fifth Amendment, as described further below.

As of March 31, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $150,000. Borrowings under the Amended Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the ratio of our total Indebtedness (as defined in the Amended Credit Agreement and which primarily includes outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Amended Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	3.20% per annum in the three months ended March 31, 2013; and

•	1.40% per annum in the three months ended March 31, 2012.

The commitment fee under the Amended Credit Agreement was 0.35% as of March 31, 2013.

The following table sets forth the total interest expense and fees (including the facility fee and commitment fee) that we recognized on our borrowings under the Amended Credit Agreement or the prior credit agreement, as applicable, in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Interest expense and fees	$1,013	$547

In addition to the participation fee required to be paid by us pursuant to the original terms of the Credit Agreement related to letters of credit, which accrues at the same rate used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Amended Credit Agreement), the Fifth Amendment provides that an additional participation fee is required to be paid by us related to the ED Letter of Credit, which will accrue at a ticking fee rate on the average daily amount of the lenders’ letter of credit exposure with respect to the ED Letter of Credit. The ticking fee rate is defined as:

•	0.00% per annum for the period from September 15, 2014 through and including March 21, 2015;

•	1.00% per annum for the period from March 22, 2015 through and including March 21, 2016;

•	2.00% per annum for the period from March 22, 2016 through and including March 21, 2017;

•	3.00% per annum for the period from March 22, 2017 through and including March 21, 2018;

•	4.00% per annum for the period from March 22, 2018 through and including March 21, 2019; and

•	5.00% per annum for the period from March 22, 2019 through November 15, 2019.

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of March 31, 2013, after giving effect to the Third Amendment and the Fourth Amendment. The Third Amendment provides that noncompliance with the Leverage Ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, and noncompliance with the fixed charge coverage ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 (in each case, before giving effect to the Third Amendment) have been waived by the lenders. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consent, taken together:

•	provided that our consolidated financial statements (and related certificates) as of and for the fiscal year ended December 31, 2013, did not have to be furnished by us to the lenders until October 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended March 31, 2014, do not have to be furnished by us to the lenders until November 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended June 30, 2014, do not have to be furnished by us to the lenders until November 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended September 30, 2014, do not have to be furnished by us to the lenders until December 15, 2014;

•	amend certain covenants to allow for the Consolidation beginning on February 28, 2013, and for other factors; and

•	waive certain defaults related to our financial reporting.

The Amended Credit Agreement:

•	is secured by a pledge of the equity interests of our subsidiaries;

•	is guaranteed by one of our subsidiaries;

•	is secured by security interests in substantially all of our personal property and the personal property of the subsidiary guarantor; and

•	is secured by mortgages on 30 separate parcels of land owned by us, including all of the improvements thereto and fixtures thereon (the “Mortgaged Property”).

The Fourth Amendment provides that an event of default under the Amended Credit Agreement will occur, if, among other things, the ED imposes a delay of more than five days in our receipt of Title IV Program funds. The Fifth Amendment provides that an event of default under the Amended Credit Agreement will occur if, among other things, we do not engage a financial advisor acceptable to the administrative agent before November 15, 2014 (or another date not later than December 15, 2014, if acceptable to the administrative agent). Based on our discussions with the administrative agent, we understand that the financial advisor would be retained to assist us in our ongoing efforts to identify and secure alternative financing.

The Fifth Amendment provides that the ED Letter of Credit will not be issued unless we have previously delivered certain real estate due diligence items related to the Mortgaged Property. In addition, the Fifth Amendment allows for the ED Letter of Credit, if issued, to have a term ending not later than November 15, 2019.

Under the Amended Credit Agreement, we are required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for any letter of credit issued under the Amended Credit Agreement:

•	after July 30, 2014, immediately upon issuance, except for the ED Letter of Credit, for which cash collateral is not required, until the earlier of December 31, 2014 or when net cash proceeds are received from certain transactions described in the next paragraph; and

•	before July 30, 2014, by the earlier of December 31, 2014 or when net cash proceeds are received from certain transactions described in the next paragraph.

All amounts posted as cash collateral for letters of credit will be treated as cash for purposes of determining our compliance with the minimum liquidity covenant of the Amended Credit Agreement.

Under the Fourth Amendment and the Fifth Amendment, in the event that any net cash proceeds are received by us or a material subsidiary of ours in connection with any sale, transfer, lease or other disposition of the Mortgaged Property, including in connection with any sale and leaseback transaction, any mortgage financing or similar transaction with respect to the Mortgaged Property or the incurrence by us of indebtedness that is not permitted under the Amended Credit Agreement, those net cash proceeds will:

•	first, be delivered to the administrative agent in order to cash collateralize all then outstanding letters of credit under the Amended Credit Agreement, until such time as the administrative agent holds cash collateral equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit, or if the ED Letter of Credit has not yet been issued when the net cash proceeds are received, to be held by the administrative agent until the issuance of the ED Letter of Credit and application of the proceeds to cash collateral; and

•	second, be used to repay outstanding borrowings under the Amended Credit Agreement, which repayments will be accompanied by a corresponding pro rata reduction of the commitment of each lender under the Amended Credit Agreement.

The Fourth Amendment also implements additional restrictions on us, including, without limitation:

•	the exception to the limitation on asset dispositions not otherwise permitted under the Amended Credit Agreement is reduced from $75,000 in the aggregate during the term of the Amended Credit Agreement to $5,000 in the aggregate during the period from July 30, 2014 through the remaining term of the Amended Credit Agreement, and all of those asset dispositions must be for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that those limitations do not apply to an asset disposition of the Mortgaged Property, if that asset disposition generates net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	in addition to the existing limitation on sale and leaseback transactions that the net cash proceeds received therefrom may not exceed $125,000 in the aggregate during the term of the Amended Credit Agreement, any sale and leaseback transaction must be for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that any sale and leaseback transaction of the Mortgaged Property will be deemed to be for fair market value and an adequate cash purchase consideration, if it generates net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	the permitted indebtedness consisting of secured indebtedness at any time outstanding (and not otherwise permitted by the Amended Credit Agreement) is reduced from $25,000 to $5,000 in aggregate principal amount; and

•	permitted liens to secure indebtedness, obligations and/or liabilities at any one time outstanding (which liens are not otherwise permitted by the Amended Credit Agreement) may not secure debt in excess of $5,000 in aggregate principal amount, reduced from the original $25,000.

If any collateral is sold in a transaction permitted under the Amended Credit Agreement or is financed by indebtedness permitted under the Amended Credit Agreement, the administrative agent will release the mortgage or other security interest in that collateral.

If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and to obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated;

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable; and

•	we could be required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for our obligations with respect to any outstanding letters of credit, if that cash collateral has not already been posted.

In the event that we or our subsidiary guarantor do not pay in full, upon demand, all of our outstanding borrowings and other amounts owed under the Amended Credit Agreement or we, or our subsidiary guarantor, do not provide, upon demand, the cash collateral for our letter of credit obligations, the lenders would be entitled to recourse against the collateral security, including the Mortgaged Property, that we and our subsidiary guarantor have provided, in order to obtain payment of amounts we owe or are required to provide as cash collateral.

For the period February 28, 2013 through March 31, 2013, our condensed consolidated financial statements consolidate the PEAKS Trust. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. The amounts received during the period from April 1, 2013 through March 31, 2014 by the PEAKS Trust from PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, were not material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the indenture under the PEAKS Program (the “PEAKS Indenture”), including, among other things:

•	a payment default by the PEAKS Trust;

•	a default in the performance or observation of the PEAKS Trust’s covenants, agreements or conditions under the PEAKS Indenture;

•	a breach of our obligations under the PEAKS Guarantee; and

•	certain bankruptcy events with respect to the PEAKS Trust or us.

An acceleration of the payment of the PEAKS Senior Debt would result in an acceleration of our obligation to pay the full amount of the PEAKS Senior Debt pursuant to the terms of the PEAKS Guarantee, if the PEAKS Trust was not able to make that payment (and we believe that it is unlikely that the PEAKS Trust would be able to make that payment). The acceleration of our obligation to pay the full amount of the PEAKS Senior Debt, and/or our inability to make that payment, could result in cross-defaults under the Amended Credit Agreement.

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation, we were not in compliance with those metrics as of March 31, 2013. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 14 –Contingencies, for a further discussion of the PEAKS Guarantee.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports, or with respect to periods in 2014 through June 30, 2014, delivered quarterly reports, to the indenture trustee of the PEAKS Trust, we believe the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling approximately $60,340, in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a guarantee payment of $50,000, which payment, along with other payments that we have made to the PEAKS Trust in recent months, included amounts that would have become due between April 2013 and September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the PEAKS Indenture. In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Amended Credit Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and making the additional guarantee payments satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or assert that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $159,500 in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40,000 that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50,000 that we paid in October 2014, as described in the immediately preceding paragraph.

As of March 31, 2013, the outstanding principal balance of the PEAKS Senior Debt was approximately $257,533 and the carrying value was $227,016. We recorded $103,356 as a current liability as of March 31, 2013, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following March 31, 2013 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 12.40% per annum in the three months ended March 31, 2013. We recognized interest expense on the PEAKS Senior Debt of $2,422 in the three months ended March 31, 2013, which included $652 of discount accretion.

11.	Investments

Our available-for-sale investments were classified as short-term investments on our Condensed Consolidated Balance Sheet as of March 31, 2012. We did not hold any available-for-sale investments as of March 31, 2013 or December 31, 2012. The following table sets forth the aggregate fair value, amortized cost basis and net unrealized gains and losses included in accumulated other comprehensive income (loss) of our available-for-sale investments as of the dates indicated:

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

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Interest income on investments	$34	$141
Realized net gains on the sale of investments	0	14

Total investment income	$34	$155

12.	Earnings (Loss) Per Common Share

Earnings (loss) per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income (loss) and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,397	25,420
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	Not applicable	216

Outstanding shares for diluted earnings (loss) per share calculation	23,397	25,636

A total of approximately 1,598,000 shares in the three months ended March 31, 2013 and approximately 1,535,000 shares in the three months ended March 31, 2012 were excluded from the calculation of our diluted earnings (loss) per common share because the effect was anti-dilutive.

13.	Employee Pension Benefits

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

The following table sets forth the changes in the components of Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet in the three months ended March 31, 2013:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at January 1, 2013	($13,058)	$5,128	($7,930)
Amortization of:
Actuarial (gains)/losses	544	(211)	333
Prior service costs/(credits)	(389)	151	(238)

Balance at March 31, 2013	($12,903)	$5,068	($7,835)

The reclassification of prior service costs or credits and actuarial gains or losses from Accumulated other comprehensive loss are included in the computation of net periodic pension benefit cost (income). Net periodic pension benefit cost (income) was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Condensed Consolidated Statements of Income in the three months ended March 31, 2013.

14.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2013, the total face amount of those surety bonds was approximately $24,000. As of March 31, 2013, we also had issued approximately $2,246 of letters of credit to our workers’ compensation insurers.

We are also subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
PEAKS Guarantee (1)	$0	$47,500	$0
2009 RSA	31,832	28,232	9,511
2007 RSA (2)	0	46,000	24,250
Other	6,816	5,246	4,973

Total	$38,648	$126,978	$38,734

Other current liabilities	$35,573	$85,655	$14,229
Other liabilities	3,075	41,323	24,505

Total	$38,648	$126,978	$38,734

(1)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation.
(2)	As defined below.

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12-month period following the dates indicated. As of March 31, 2013, amounts in Other current liabilities included $538 that we claimed as an offset against amounts owed to us under the Revolving Note. See “—Guarantees,” for a further discussion of the amounts we claimed as offsets under the Revolving Note. The amounts included in Other liabilities primarily related to our estimated contingent liabilities for the 2009 RSA as of March 31, 2013, the PEAKS Guarantee and the 2009 RSA as of December 31, 2012 and the 2009 RSA and the 2007 RSA as of March 31, 2012, and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed 10 years.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$126,978	$36,028
Increases (decreases) from:
Additional accruals:
PEAKS Guarantee	0	0
2009 RSA	3,803	3,054
2007 RSA	0	0
Other, net	1,570	(156)
Payments, net of recoveries of $103 and $37 (1)	(203)	(192)
Payments under PEAKS Guarantee, net of estimated recoveries of $723 and $0	(516)	0
Payments on Behalf of Borrowers	(1,855)	0
Settlement payment – 2007 RSA	(46,000)	0
Elimination of intercompany transactions (2)	985	0
Elimination of PEAKS Guarantee accrual (3)	(46,114)	0

Balance at end of period	$38,648	$38,734

(1)	Includes payments, net of recoveries, under the 2009 RSA.
(2)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we have eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the Consolidation. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation.
(3)	As a result of the Consolidation, we have eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

We had guaranteed the repayment of private education loans made by a lender to our students in 2007 and early 2008 (the “2007 RSA”) that the lender charged off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. In January 2013, we paid $46,000 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which amount is included in the Settlement payment – 2007 RSA line item in the three months ended March 31, 2013 in the table above. The liability for this settlement was included in Other current liabilities on our Condensed Consolidated Balance Sheet as of December 31, 2012.

In order to determine the amount of the contingent liability to record related to our guarantee obligations under the 2009 RSA and, prior to the Consolidation, the PEAKS Guarantee, we utilize estimates of, among other things, the projected repayment performance of the private education loans made under each of the 2009 Loan Program and the PEAKS Program, which projections involve numerous assumptions. Based on those projections and other factors, we estimate the amount of payments that we expect to make and the amounts that we expect to be repaid to us under those programs.

Under the 2009 RSA, we are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. Pursuant to the terms of the PEAKS Program documents, we will be entitled to repayment by the PEAKS Trust of the amount of payments we made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds remain in the PEAKS Trust after the PEAKS Senior Debt and all fees and expenses of the PEAKS Trust have been paid in full. The PEAKS Senior Debt matures in January 2020 and, therefore, we do not expect to begin receiving any repayment of amounts that we previously paid under the PEAKS Guarantee until February 2020.

We discount the amounts that we expect will be repaid to us under each of the 2009 RSA and the PEAKS Program documents to reflect an imputed interest cost for the period of time between when payments are expected to be made by us and when amounts are expected to be repaid to us. The difference between the amount of the guarantee payments that we expect to make and the discounted amount that we expect will be repaid to us under each of the 2009 RSA and the PEAKS Program documents is included in our estimate of the amount of our contingent liability related to our guarantee obligations under the 2009 RSA and PEAKS Guarantee.

In connection with determining the amount of the contingent liability to record related to our guarantee obligations under the 2009 RSA, we also consider the payment options available to us under the 2009 Loan Program, including our ability to make Discharge Payments under the 2009 RSA. To the extent that we project that we will have sufficient funds available to make Discharge Payments under the 2009 RSA, we incorporate an assumption that we will make Discharge Payments into our estimate of the amount of payments that we expect to make when determining the contingent liability. Making Discharge Payments may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA and, therefore, results in an estimated contingent liability amount that is less than if we had assumed that we would make Regular Payments in future periods.

In connection with estimating our recorded liability for claims and contingencies as of March 31, 2013, December 31, 2012 and March 31, 2012, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. In order to estimate the possible range of losses under the PEAKS Guarantee (for the year ended December 31, 2012 and the three months ended March 31, 2012 only) and 2009 RSA (collectively, the “RSAs”), we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program and PEAKS Program over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years from the date of disbursement. Therefore, our estimate of the possible range of losses under the RSAs was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under each of the 2009 Loan Program and PEAKS Program;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to the private education loans and PEAKS Senior Debt;

•	the amounts and timing of collections in the future on those private education loans that have defaulted;

•	the fees and expenses associated with servicing those private education loans; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

We consulted with third-party consumer credit consulting firms in arriving at our assumptions and estimates. The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the 2009 RSA. With respect to our guarantee obligations under the 2009 RSA, we believe that it is reasonably possible that we may incur losses in an estimated range of $1,000 less than to $14,000 greater than the liability recorded as of March 31, 2013 for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal or state government for an alleged submission to the government of a false claim for payment. A qui tam action is always filed under seal and remains under seal, until the government decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the government typically initiates an investigation in order to determine whether to intervene in the litigation. If the government intervenes, it has primary control over the litigation. If the government declines to intervene, the relator may pursue the litigation on behalf of the government. If the government or the relator is successful in the litigation, the relator receives a portion of the government’s recovery.

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

On March 11, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). On April 17, 2013, a second complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al (the “MLAF Litigation”). On July 25, 2013, the court consolidated the Koetsch Litigation and MLAF Litigation under the caption: In re ITT Educational Services, Inc. Securities Litigation (the “Securities Litigation”), and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the Securities Litigation. The second amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. On July 22, 2014, the district court denied most of our motion to dismiss all of the plaintiffs’ claims for failure to state a claim for which relief can be granted. On August 5, 2014, we filed our answer to the second amended complaint denying all of the plaintiffs’ claims. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the second amended complaint.

On September 30, 2014, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: David Banes, Individually and on Behalf of All Others Similarly Situated v. Kevin M. Modany, et al. (the “Banes Litigation”). The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	misleading investors regarding the integrity of our financial reporting, including the reporting of the PEAKS Trust;

•	knowingly or recklessly making materially false and/or misleading statements and/or failing to disclose material adverse facts about our business operations and prospects, including that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and the PEAKS Program; and

•	we lacked adequate internal controls over financial reporting;

•	knowingly or recklessly engaging in acts, transactions, practices, and courses of business that operated as a fraud or deceit upon the plaintiff and the purported class;

•	employing devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock;

•	deceiving the investing public, including the plaintiff and the purported class; and

•	artificially inflating and maintaining the market price of our common stock and causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 26, 2013 through September 19, 2014. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified damages, interest, costs and expenses, including counsel fees and expert fees, and such other relief as the court deems proper. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

On October 3, 2014, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: Babulal Tarapara, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Tarapara Litigation”). The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. In particular, the complaint alleges that:

•	we failed to consolidate the PEAKS Trust in our consolidated financial statements;

•	our consolidated financial statements contained errors related to the accounting of the PEAKS Trust and PEAKS Program;

•	we improperly accounted for our guarantee obligations under the PEAKS Guarantee;

•	our financial results were overstated;

•	we lacked adequate internal and financial controls;

•	our consolidated financial statements were materially false and misleading at all relevant times;

•	we artificially inflated and maintained the market price of our common stock, causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices;

•	we deceived the investing public, including the plaintiff and the purported class; and

•	we employed devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock.

The putative class period in this action is from February 26, 2013 through September 18, 2014. The plaintiffs seek, among other things:

•	the designation of this action as a class action;

•	an award of unspecified compensatory damages, including interest;

•	an award of reasonable costs and expenses, including counsel fees and expert fees; and

•	such other relief as the court deems proper.

All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

On October 9, 2014, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: Kumud Jindal, Individually and on Behalf of All Others Similarly Situated v. Kevin M. Modany, et al. (the “Jindal Litigation”). The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. In particular, the complaint alleges that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and PEAKS Program;

•	we lacked adequate internal controls over financial reporting;

•	our financial statements were materially false and misleading at all relevant times;

•	we engaged in acts, transactions, practices and courses of business which operated as a fraud and deceit upon plaintiff and the purported class;

•	we employed devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock; and

•	we artificially inflated and maintained the market price of our common stock, causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 26, 2013 through September 19, 2014. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified damages, interest, attorneys’ fees, expert fees and other costs, and such other relief as the court deems proper. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

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

On August 6, 2013, the parties agreed to stay the Wilfred Litigation, until the Securities Litigation was dismissed with prejudice or the defendants filed an answer in the Securities Litigation. On September 8, 2014, the district court approved the parties’ agreement for an additional stay of the Wilfred Litigation, until the earlier of:

•	a final disposition of the Securities Litigation; or

•	30 days after written notice terminating the stay has been provided by any of the parties in the Wilfred Litigation to all other parties.

On May 27, 2014, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, all of our current Directors and one former Director in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Nottenkamper Litigation”). The complaint alleges, among other things, that from 2008 to May 27, 2014, the defendants engaged in illicit conduct, made false and misleading statements, concealed the truth and failed to disclose material information concerning:

•	our exposure under guarantees entered into with third-party lenders to obtain financing for our students;

•	increases in our bad debt expense caused by increases in student loan defaults;

•	our reserves associated with our obligations under third-party private education loan programs and internal student financing;

•	the unwillingness of third-party lenders to provide private education loans to our students; and

•	our pushing students into high-cost private loans that were likely to default.

As a result of this conduct, the complaint alleges that the defendants breached their fiduciary duties to us, were unjustly enriched, abused their control of us and grossly mismanaged us by:

•	causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information relating to a series of risk-sharing agreements through SEC filings, press releases, conference calls, and other public statements and disclosures;

•	willfully ignoring obvious and pervasive problems with our internal controls and practices and procedures, and failing to make a good faith effort to correct these problems or prevent their recurrence;

•	violating and breaching fiduciary duties of care, loyalty, good faith, diligence and candor;

•	causing or allowing us to misrepresent material facts regarding our financial position and business prospects; and

•	abandoning and abdicating their responsibilities and duties with regard to prudently managing our businesses in a manner imposed upon them by law.

The complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

Although the Wilfred Litigation and Nottenkamper Litigation are each brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with those actions.

On May 18, 2012, we received a Civil Investigative Demand (the “Original CID”) from the U.S. Consumer Financial Protection Bureau (the “CFPB”). In September 2013, the CFPB withdrew the Original CID and we received a new Civil Investigative Demand (the “New CID”) from the CFPB. Both the Original CID and the New CID provided that the purpose of the CFPB’s investigation was, in part, “to determine whether for-profit post-secondary companies, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” Both the Original CID and the New CID contained broad requests for oral testimony, production of documents and written reports related to private education loans made to our students, internal financing provided to our students and certain other aspects of our business. We provided documentation and other information to the CFPB, while preserving our rights to object to its inquiry.

On February 26, 2014, the CFPB filed a complaint against us in the United States District Court for the Southern District of Indiana under the following caption: Consumer Financial Protection Bureau v. ITT Educational Services, Inc. (the “CFPB Litigation”). The complaint alleges, among other things, that we violated:

•	Section 1036(a)(1) of the Consumer Financial Protection Act of 2010 (the “CFPA”), 12 U.S.C. § 5536(a)(1), which prohibits unfair, deceptive and abusive acts and practices, from July 21, 2011 through December 2011, by:

•	subjecting consumers to undue influence or coercing them into taking out private education loans through a variety of unfair acts and practices designed to interfere with the consumers’ ability to make informed, uncoerced choices;

•	taking unreasonable advantage of consumers’ inability to protect their interest in selecting or using the private education loans; and

•	taking unreasonable advantage of consumers’ reasonable reliance on us to act in the consumers’ interests; and

•	the Truth in Lending Act, 15 U.S.C. §§ 1601 et seq., and Regulation Z thereunder, 12 C.F.R. Part 1026, which require certain disclosures to be made in writing to consumers in connection with the extension of consumer credit, since March 2009, by failing to disclose a discount that constituted a finance charge.

On April 28, 2014, we filed a motion to dismiss the CFPB Litigation for, among other reasons, lack of jurisdiction and failure to state a claim upon which relief can be granted. We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the complaint.

On February 27, 2014, the New Mexico Attorney General filed a complaint against us in the District Court of New Mexico under the following caption: State of New Mexico, ex rel. Gary K King, Attorney General v. ITT Educational Services, Inc., et al. (the “New Mexico Litigation”). On April 4, 2014, we removed the New Mexico Litigation to the U.S.

District Court for the District of New Mexico. The complaint alleges, among other things, that we engaged in a pattern and practice of exploiting New Mexico consumers by using deceptive, unfair, unconscionable and unlawful business practices in the marketing, sale, provision and financing of education goods and services in violation of New Mexico’s Unfair Practices Act. In particular, the complaint contains allegations that:

•	we misrepresented matters related to our nursing education program, including, without limitation, its programmatic accreditation status, the transferability of credits earned in the program and the curriculum of the program;

•	we misrepresented the terms of the financial aid available to students and the cost of our programs;

•	we engaged in unfair or deceptive trade practices;

•	we failed to issue refunds; and

•	our form enrollment agreement contained unenforceable and unconscionable provisions.

The complaint seeks:

•	an order declaring portions of our enrollment agreement illusory, unconscionable and unenforceable;

•	preliminary and permanent injunctive relief;

•	disgorgement of unjust enrichment amounts;

•	unspecified civil penalty amounts;

•	restitution; and

•	reasonable costs, including investigative costs.

We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the complaint.

On December 17, 2013, a complaint was filed against us in a purported class action in the Superior Court of the State of California for the County of Los Angeles under the following caption: La Sondra Gallien, an individual, James Rayonez, an individual, Giovanni Chilin, an individual, on behalf of themselves and on behalf of all persons similarly situated v. ITT Educational Services, Inc., et al. (the “Gallien Litigation”). The plaintiffs filed an amended complaint on February 13, 2014. The amended complaint alleges, among other things, that under California law, we:

•	failed to pay wages owed;

•	failed to pay overtime compensation;

•	failed to provide meal and rest periods;

•	failed to provide itemized employee wage statements;

•	engaged in unlawful business practices; and

•	are liable for civil penalties under the California Private Attorney General Act.

The purported class includes recruiting representatives employed by us during the period of December 17, 2009 through December 17, 2013. The amended complaint seeks:

•	compensatory damages, including lost wages and other losses;

•	general damages;

•	pay for missed meal and rest periods;

•	restitution;

•	liquidated damages;

•	statutory penalties;

•	interest;

•	attorneys’ fees, cost and expenses;

•	civil and statutory penalties;

•	injunctive relief; and

•	such other and further relief as the court may deem equitable and appropriate.

We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the amended complaint.

There can be no assurance that the ultimate outcome of the Leveski Litigation, Securities Litigation, Banes Litigation, Tarapara Litigation, Jindal Litigation, Wilfred Litigation, Nottenkamper Litigation, CFPB Litigation, New Mexico Litigation, Gallien Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

The current officers named in the Securities Litigation, Banes Litigation, Tarapara Litigation, Jindal Litigation, Wilfred Litigation and Nottenkamper Litigation include Daniel M. Fitzpatrick and Kevin M. Modany.

Certain of our current and former officers and Directors are or may become a party in the actions described above and/or are or may become subject to government investigations. Our By-laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions and investigations.

Government Investigations. We are subject to investigations and claims of non-compliance with regulatory standards and other actions brought by regulatory agencies. Some of the more significant pending investigations, claims and actions are described below. If the results of any investigations, claims and/or actions are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows.

On October 30, 2012, we received a Civil Investigative Demand (“CID”) from the Massachusetts Office of the Attorney General (“MAG”). The MAG’s CID provides that the MAG is investigating allegations that we may have violated Massachusetts General Laws, Chapter 93A, Section 2(a) by “engaging in unfair or deceptive practices in connection with marketing and advertising job placement and student outcomes, the recruitment of students, and the financing of education.” The MAG’s CID contains broad requests for production of documents related to our students in Massachusetts, including the financial aid available to those students, our recruitment of those students, the career services that we offer to those students, our marketing and advertising, the retention and graduation rates of those students and many other aspects of our business. We are cooperating with the MAG in its investigation, and we have provided documentation, communications and other information to the MAG in response to the CID. We believe that our acts and practices relating to our students in Massachusetts are lawful. There can be no assurance, however, that the ultimate outcome of the MAG investigation will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

In January, February, April and May 2014, we received subpoenas and/or CIDs from the Attorneys General of Arkansas, Arizona, Colorado, Connecticut, Hawaii, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Tennessee and Washington under the authority of each state’s consumer protection statutes. The Attorney General of the Commonwealth of Kentucky has informed us that it will serve as the point of contact for the multistate group to respond to questions relating to the subpoenas and CIDs. The subpoenas and CIDs contain broad requests for information and the production of documents related to our students and practices, including marketing and advertising, recruitment, financial aid, academic advising, career services, admissions, programs, licensure exam pass rates, accreditation, student retention, graduation rates and job placement rates, as well as many other aspects of our business. We believe that several other companies in the proprietary postsecondary education sector have received similar subpoenas and CIDs. We are cooperating with the Attorneys General of the states involved. The ultimate outcome of the state Attorneys General investigation, however, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

On February 8, 2013, we received the first of many subpoenas from the SEC. In a letter accompanying each of the subpoenas, the SEC states that it is conducting an investigation of us. The SEC’s subpoenas requested the production of documents and communications that, among other things, relate to our actions and accounting associated with:

•	agreements that we entered into with the 2009 Entity to create the 2009 Loan Program, including, without limitation, the 2009 RSA;

•	agreements that we entered into to create the PEAKS Program;

•	certain accounting-related documents associated with the 2009 Loan Program, the PEAKS Program and internal student financing; and

•	our board of directors-related materials associated with the 2009 Loan Program, the PEAKS Program and internal student financing.

We have provided the information requested, including testimony of senior employees. On August 7, 2014, we received a “Wells Notice” from the Staff of the SEC notifying us that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. According to the Staff, the enforcement action would allege violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13a-15 under the Exchange Act. The proposed action relates primarily to certain disclosures and accounting surrounding the two loan programs noted above. The SEC’s notice said that the Staff’s recommendation may:

•	involve a civil injunctive action, public administrative proceeding and/or cease-and-desist proceeding against us; and

•	seek remedies that include an injunction, a cease-and-desist order and monetary relief, including civil monetary penalties.

A Wells Notice is neither a formal allegation nor a finding of wrongdoing. Instead, it is a preliminary determination by the Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. Accordingly, we made a submission to the Staff in response to the Wells Notice setting forth why the factual record does not support the enforcement action recommended by the Staff and that any perceived shortcomings were made in good faith. Although we intend to defend ourselves vigorously should the SEC authorize any legal action that does not comport with our view of the facts, we cannot predict the outcome of any legal action or whether the matters will result in any settlement. We cannot assure you that the ultimate outcome of the SEC investigation, any legal action by the SEC or any settlement will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program and the 2009 RSA in connection with the 2009 Loan Program. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required Asset/Liability Ratio. The PEAKS Guarantee contains, among other things, representations and warranties and events of default that we believe are customary for guarantees of this type. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt, if the law is changed to reduce the maximum allowable percentage of our annual revenue derived from Title IV Programs from 90% to 75% or less. At this time, we believe that the likelihood of such a change in the law is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments we made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds are remaining in the PEAKS Trust. As of December 31, 2012, the amount of payments we had previously made under the PEAKS Guarantee that we expected to recover was $12,342. We recorded this amount, net of an accrued discount of $5,674, in Other assets on our Condensed Consolidated Balance Sheet as of December 31, 2012.

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of March 31, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

We entered into the 2009 RSA in connection with the 2009 Loan Program. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141,000. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012. Our obligations under the 2009 RSA will remain in effect, until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the 2009 RSA. See Note 8 – Variable Interest Entities, for a further discussion of Discharge Payments.

We are not able to estimate the undiscounted maximum potential amount of future payments that we could be required to make under the 2009 RSA, because those payments will be affected by:

•	the timing of future defaults;

•	the use, timing and length of forbearances granted to borrowers;

•	the use, timing and length of deferral periods;

•	changes in the interest rate on the loans made under the 2009 Loan Program, since those loans are based on the prime rate plus a margin; and

•	the fact that those loans will consist of a large number of loans of individually immaterial amounts.

We believe that it is probable that we will make additional payments under the 2009 RSA. The following table sets forth our projections as of March 31, 2013 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity in the periods indicated:

Year	Estimated Regular Payments	Estimated Discharge Payments	Estimated Total Payments	Estimated Recoveries
2013 (1)	$0	$26,795	$26,795	$(650)
2014	0	11,050	11,050	(1,820)
2015	0	3,576	3,576	(2,440)
2016	0	613	613	(2,440)
2017 and later	0	62	62	(2,434)

Total	$0	$42,096	$42,096	$(9,784)

(1)	Estimated payments and recoveries between April 1, 2013 and December 31, 2013.

The estimated future payment amounts, the estimated timing of those payments and the estimated amount of recoveries with respect to the 2009 RSA and PEAKS Guarantee discussed above and elsewhere in this report are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. The assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the 2009 Loan Program or PEAKS Program as applicable;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans and, with respect to the PEAKS Program, the PEAKS Senior Debt;

•	the amounts and timing of collections in the future on those private education loans that have been charged off;

•	the fees and expenses associated with servicing those private education loans; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

        Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2013, December 31, 2012 and March 31, 2012, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were in compliance with those covenants as of March 31, 2013. If we had not been in compliance with those covenants as of March 31, 2013, we would have been required to increase the amount of collateral maintained in the restricted bank account by approximately $2,600.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly compliance certificates that we were required to deliver to the 2009 Entity under the 2009 RSA were inaccurate. Those inaccuracies did not affect our compliance with the financial ratio covenants in the 2009 RSA as of March 31, 2013. We were not, however, in compliance with the financial ratio covenants in the 2009 RSA as of June 30, 2013 and subsequent measurement dates. Further, due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, we did not timely deliver the required compliance certificates under the 2009 RSA with respect to those periods. As a result of our noncompliance with the financial ratio covenants as of June 30, 2013 and subsequent measurement dates, the amount of collateral required to be maintained in the restricted bank account has been increased by approximately $2,600. We intend to make in October 2014 a deposit in that amount to the restricted bank account to be held as additional collateral under the 2009 RSA.

The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

Type of Payment (Receipt)	January 1, 2013 Through February 28, 2013(1)(2)	March 1, 2013 Through March 31, 2013(1)(2)	Total Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Guarantee:
PEAKS Program	$854	$385	$1,239	$0
2009 RSA Regular Payments	0	0	306	229
2009 RSA Discharge Payments	0	0	0	0
Payments on Behalf of Borrowers	532	1,323	1,855	0
2009 RSA-Recoveries from Charged-Off Loans	0	0	(103)	(37)

Total	$1,386	$1,708	$3,297	$192

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.
(2)	The 2009 RSA payments are made to, and recoveries are received from, the 2009 Entity. The 2009 Entity was not consolidated in our consolidated financial statements and, therefore, separate disclosure of amounts paid or received before and after the February 28, 2013 date of Consolidation is not applicable.

In the three months ended March 31, 2013, we also offset $538 owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional Regular Payments in that amount. See below for a further discussion of the offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013. In the three months ended March 31, 2013, the 2009 Entity did not remit to us $54 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2013.

In the first quarter of 2013, we notified the 2009 Entity that:

•	we had determined that the 2009 Entity was in default of its obligations to us under the loan and security agreement pursuant to which the Revolving Note was issued (the “2009 Loan Agreement”);

•	as a result of that default, all amounts under the Revolving Note were immediately due and payable; and

•	we would not make payments under the 2009 RSA until we received credit for the full amount due us under the Revolving Note, based on the provisions of the 2009 Loan Agreement and the 2009 RSA that allow us to set off amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note.

At that time, the outstanding amount of the Revolving Note due to us was approximately $8,200, representing principal and accrued interest. In response to our notification, the 2009 Entity:

•	denied that it had defaulted under the 2009 Loan Agreement and, therefore, our ability to accelerate the payment of the Revolving Note; and

•	refused our demand to immediately pay the Revolving Note in full.

As a consequence, over the period from February 2013 through August 2013, we offset our then current payment obligations under the 2009 RSA and the amount of Discharge Payments we elected to make during that period against all of the 2009 Entity’s obligations owed to us under the Revolving Note (the “Offset”).

We understand that the 2009 Entity’s position is that the Offset was improper, because:

•	it has not defaulted under the 2009 Loan Agreement; and

•	even if it had defaulted under the 2009 Loan Agreement, the assets of the 2009 Entity against which we could offset or exercise our other remedies, were limited.

We further understand the 2009 Entity’s position to be that, because the Offset was improper, we are in default under the 2009 RSA. In April 2013, the 2009 Entity notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the 2009 RSA (the “Collateral”). At that time, the amount of funds in that account was approximately $8,600. To our knowledge, the 2009 Entity has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the 2009 Loan Agreement and the 2009 RSA does not constitute an event of default under the 2009 RSA, and that the 2009 Entity’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the 2009 Entity. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the 2009 RSA related to the Offset, we may be required to pay to the 2009 Entity approximately $8,600, representing the amount of the Offset, net of approximately $500 of recoveries from charged-off loans that are owed, but have not been paid, to us. If the 2009 Entity instead were to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral. Any such payment or deposit would reduce the amount of our contingent liability related to the 2009 RSA.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) and, if so, in what amount. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program) over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years from the date of disbursement. Therefore, our assessment was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program);

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans (and, prior to February 28, 2013, the PEAKS Senior Debt);

•	the amounts and timing of collections in the future on those private education loans that have defaulted;

•	prior to February 28, 2013, the fees and expenses associated with servicing the PEAKS Trust Student Loans; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

We consulted with third-party consumer credit consulting firms in arriving at our assumptions. The assumptions have changed, and may continue to change, significantly over time as actual results become known. Our recorded liability for our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	the impact of the adverse actions by the U.S. Department of Education related to our failure to submit our 2013 audited financial statements and compliance audits to it by the due date;

•	the impact of our consolidation of a variable interest entity on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain further required amendments or waivers of noncompliance with covenants under our credit agreement;

•	actions by the New York Stock Exchange to delist our common stock;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	issues related to the restatement of our financial statements for the first three quarters of 2013;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula; and

•	our ability to collect internally funded financing from our students.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC and in Part II, Item 1A. “Risk Factors” of this Amended Filing. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

You should keep in mind the following points as you read this report:

•	References in this document to “we,” “us,” “our” and “ITT/ESI” refer to ITT Educational Services, Inc., its subsidiaries and the VIE of which it is the primary beneficiary, unless the context requires or indicates otherwise.

•	The terms “ITT Technical Institute” or “Daniel Webster College” (in singular or plural form) refer to an individual school or campus owned and operated by ITT/ESI, including its learning sites, if any. The term “institution” (in singular or plural form) means a main campus and its additional locations, branch campuses and/or learning sites, if any.

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

This management’s discussion and analysis of financial condition and results of operations reflects the fact that we have:

•	restated our previously issued financial statements as of and for the three months ended March 31, 2013; and

•	revised our previously issued financial statements as of and for the three months ended March 31, 2012 and certain of our previously issued financial statements as of and for the twelve months ended December 31, 2012.

For descriptions of the restatement and revisions, see Note 2 – Restatement and Revision of Previously Issued Unaudited Financial Statements of the Notes to Condensed Consolidated Financial Statements. This management’s discussion and analysis of financial condition and results of operations discusses our financial condition and results of operations for the periods presented as so restated and revised.

Consolidation and Core Operations

In February 2014, we commenced a review of the accounting for a variable interest that we held in the PEAKS Trust, a VIE. We engaged significant internal and external resources to perform Supplemental Procedures to assist us in reviewing our financial statements and accounting practices. As a result of the review and the Supplemental Procedures, on June 18, 2014, the Audit Committee of our Board of Directors determined we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. February 28, 2013 was the first date that we had the substantive unilateral right to remove the servicer of the PEAKS Trust Student Loans, as described further below.

We had previously concluded that we were not required to consolidate the PEAKS Trust in our consolidated financial statements, because we believed we did not have the power to direct the activities of the PEAKS Trust that most significantly impact its economic performance and, therefore, believed we were not the primary beneficiary of the PEAKS Trust. We determined that the activities of the PEAKS Trust that most significantly impact its economic performance involve the servicing of the PEAKS Trust Student Loans. We determined that February 28, 2013 was the first date that we could exercise our right to terminate the PEAKS Servicing Agreement, due to the failure of the entity that performs those servicing activities for the PEAKS Trust Student Loans on behalf of the PEAKS Trust to meet certain performance criteria specified in the PEAKS Servicing Agreement. As a result of this analysis, we concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013, which was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust.

As a result of our determination that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, we concluded that we needed to restate the unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, and that those previously-issued financial statements should no longer be relied upon. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation.

Although our results of operations, financial condition and cash flows for periods after February 28, 2013 reflect the results of operations, financial condition and cash flows of the PEAKS Trust after the Consolidation, we do not actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further under “—Private Education Loan Program Obligations” and Note 14—Contingencies of the Notes to Condensed Consolidated Financial Statements.

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the PEAKS Trust. Certain information is also provided, however, regarding our results of operations, financial condition and cash flows on a basis that excludes the impact of the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our condensed consolidated financial measures determined in accordance with GAAP. We believe that the presentation of the Core Operations information assists investors in comparing current period information against prior periods during which the PEAKS Trust was not consolidated. In addition, our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results, financial condition and cash flows;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our results of operations, financial condition and cash flows.

The following tables set forth selected data from our balance sheets, statements of income and statements of cash flows as of and for the three months ended March 31, 2012 (which was prior to the Consolidation) and March 31, 2013, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations, as a result of the Consolidation; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP.

The information presented related to 2013 also constitutes the reconciliation of our non-GAAP Core Operations data to the related consolidated GAAP financial measures. Following each table, we describe the effect of the Consolidation on the financial statement information presented, including the components attributable to the Core Operations and the PEAKS Trust.

		As of March 31, 2013 (as restated)
	As of March 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$171,970	$206,638	$0	$0	$206,638
Short-term investments	114,806	0	0	0	0
Restricted cash	7,629	4,093	2,600	0	6,693
Accounts receivable, net	55,475	106,308	0	0	106,308
PEAKS Trust student loans, net	0	0	7,282	0	7,282
Deferred income taxes	12,566	29,513	41,788	0	71,301
Prepaid expenses and other current assets	17,832	19,189	0	0	19,189

Total current assets	380,278	365,741	51,670	0	417,411

Property and equipment, net	198,493	184,123	0	0	184,123
PEAKS Trust student loans, excluding current portion	0	0	105,007	0	105,007
Deferred income taxes	34,563	58,348	1,995	(15,319)	45,024
Other assets	49,516	39,033	0	(7,312)	31,721

Total assets	$662,850	$647,245	$158,672	$(22,631)	$783,286

Current portion of PEAKS Trust senior debt	$0	$0	$103,356	$0	$103,356
Accounts payable	77,664	63,713	0	0	63,713
Accrued compensation and benefits	13,323	15,425	0	0	15,425
Other current liabilities	60,641	52,520	2,725	(3,060)	52,185
Deferred revenue	180,147	120,628	0	0	120,628

Total current liabilities	331,775	252,286	106,081	(3,060)	355,307

Long-term debt	175,000	150,000	0	0	150,000
PEAKS Trust senior debt, excluding current portion	0	0	123,660	0	123,660
Other liabilities	64,574	87,703	1,683	(43,752)	45,634

Total liabilities	571,349	489,989	231,424	(46,812)	674,601

Total shareholders’ equity	91,501	157,256	(72,752)	24,181	108,685

Total liabilities and shareholders’ equity	$662,850	$647,245	$158,672	$(22,631)	$783,286

In accordance with ASC 810, the assets and liabilities of the PEAKS Trust were treated as having been acquired by us at their fair values as of February 28, 2013. The carrying values of the assets and liabilities of the PEAKS Trust are included in our Condensed Consolidated Balance Sheet as of March 31, 2013. The assets of the PEAKS Trust consist of cash and the PEAKS Trust Student Loans. The liabilities of the PEAKS Trust consist primarily of the PEAKS Senior Debt. For further information about the terms of the PEAKS Senior Debt, see “—Financial Condition, Liquidity and Capital Resources—Financing.” The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The carrying values of the assets and liabilities related to the PEAKS Program that had been included as balance sheet items related to our Core Operations and consisted of the Subordinated Note, a guarantee receivable and a contingent liability, were eliminated from our Condensed Consolidated Balance Sheet as of March 31, 2013.

Although the assets and liabilities of the PEAKS Trust are presented on our Condensed Consolidated Balance Sheets following the Consolidation, the assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

	Three Months Ended	Three Months Ended March 31, 2013 (as restated)
	March 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Income Data:
Revenue	$339,209	$283,702	$1,360	$0	$285,062
Costs and expenses:
Cost of educational services	134,941	124,176	0	0	124,176
Student services and administrative expenses	101,319	101,202	519	0	101,721
Legal and other investigation costs	0	1,500	0	0	1,500
Loss related to loan program guarantees	3,054	3,803	0	0	3,803

Total costs and expenses	239,314	230,681	519	0	231,200

Operating income	99,895	53,021	841	0	53,862
(Loss) on consolidation of PEAKS Trust	0	0	(112,748)	39,500	(73,248)
Interest income	681	34	0	0	34
Interest (expense)	(547)	(1,152)	(2,422)	0	(3,574)

Income (loss) before provision for income taxes	100,029	51,903	(114,329)	39,500	(22,926)
Provision (benefit) for income taxes	39,384	20,603	(41,577)	15,319	(5,655)

Net income (loss)	$60,645	$31,300	$(72,752)	$24,181	$(17,271)

The Consolidation impacts the presentation of our Condensed Consolidated Statements of Income in a number of ways. Following the Consolidation our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees; and

•	student loan interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans.

Following the Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust, primarily related to fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust.

The loss related to loan program guarantees represents:

•	in 2012, the additional contingent liability accruals that we recorded related to the 2009 RSA; and

•	in 2013, the additional contingent liability accruals that we recorded related to the 2009 RSA, because the contingent liability related to the PEAKS Guarantee was eliminated from our condensed consolidated financial statements as a result of the Consolidation (though our obligations under the PEAKS Guarantee remain in effect).

We recognized a loss upon the Consolidation that represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our condensed consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. Following the Consolidation, our interest expense includes:

•	interest expense from matters related to the Core Operations, primarily the interest expense on the outstanding balance under the Amended Credit Agreement; and

•	interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

Since the inception of the PEAKS Program, we have guaranteed, and continue to guarantee, the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the minimum required Asset/Liability Ratio, pursuant to the terms of the PEAKS Guarantee. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full.

The revenue and expenses of the PEAKS Trust are presented in our Condensed Consolidated Statements of Income following the Consolidation. The cash received by the PEAKS Trust, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the PEAKS Trust.

	Three	Three Months Ended March 31, 2013 (as restated)
	Months Ended March 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$60,645	$31,300	$(72,752)	$24,181	$(17,271)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,420	7,292	0	0	7,292
Provision for doubtful accounts	10,654	15,305	0	0	15,305
Deferred income taxes	(4,224)	(43,782)	28,398	0	(15,384)
Excess tax benefit from stock option exercises	(805)	0	0	0	0
Stock-based compensation expense	4,483	3,093	0	0	3,093
Settlement cost	0	(46,000)	0	0	(46,000)
Accretion of discount on PEAKS Trust student loans	0	0	(1,360)	0	(1,360)
Accretion of discount on PEAKS Trust senior debt	0	0	652	0	652
Loss on consolidation of PEAKS Trust	0	0	73,248	0	73,248
Other	(339)	295	0	0	295
Changes in operating assets and liabilities:
Restricted cash	(357)	(615)	(897)	0	(1,512)
Accounts receivable	(17,521)	(42,685)	0	0	(42,685)
PEAKS Trust student loans	0	0	1,187	0	1,187
Accounts payable	(1,212)	409	0	0	409
Other operating assets and liabilities	23,636	46,747	(28,476)	(24,181)	(5,910)
Deferred revenue	(46,396)	(15,272)	0	0	(15,272)

Net cash flows from operating activities	35,984	(43,915)	0	0	(43,915)

Net cash flows from investing activities	30,760	(2,544)	0	0	(2,544)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	805	0	0	0	0
Proceeds from exercise of stock options	4,668	0	0	0	0
Debt issue costs	(1,525)	0	0	0	0
Proceeds from revolving borrowings	175,000	10,000	0	0	10,000
Repayment of revolving borrowings	(150,000)	0	0	0	0
Repurchase of common stock and shares tendered for taxes	(147,571)	(368)	0	0	(368)

Net cash flows from financing activities	(118,623)	9,632	0	0	9,632

Net change in cash and cash equivalents	(51,879)	(36,827)	0	0	(36,827)
Cash and cash equivalents at beginning of period	223,849	243,465	0	0	243,465

Cash and cash equivalents at end of period	$171,970	$206,638	$0	$0	$206,638

Although the cash flows of the PEAKS Trust are presented in our Condensed Consolidated Statements of Cash Flows following the Consolidation, the cash resulting from the cash flows from operations and financing activities of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

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

Subsequent to December 31, 2012, we added or updated the following significant accounting policies which primarily relate to the PEAKS Trust, a VIE, that has been consolidated in our condensed consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the consolidation of the VIE.

Restricted Cash. Beginning on February 28, 2013, we consolidated the PEAKS Trust, a VIE, in our condensed consolidated financial statements. Funds held by the PEAKS Trust are classified as restricted cash on our Condensed Consolidated Balance Sheet, because those funds can only be used to satisfy the obligations of the PEAKS Trust. Funds held by the PEAKS Trust included in restricted cash on our Condensed Consolidated Balance Sheet as of March 31, 2013 were approximately $2.6 million.

In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Condensed Consolidated Balance Sheet. The amount of these funds included in restricted cash on our Condensed Consolidated Balance Sheet as of March 31, 2013 was $3.4 million.

PEAKS Trust Student Loans. Beginning on February 28, 2013, we consolidated the PEAKS Trust, a VIE, that purchased, owns and collects the PEAKS Trust Student Loans made under the PEAKS Program in our condensed consolidated financial statements. Certain of the PEAKS Trust Student Loans had evidence of credit deterioration since the date those loans were originated and, therefore, we determined that, at the date of the Consolidation, it was probable that all contractually required payments under those loans would not be collected. We recorded those loans at fair value at the date of the Consolidation. We also recorded at fair value the PEAKS Trust Student Loans that did not individually have evidence of deteriorated credit quality at the date of the Consolidation, because we determined that the application of an expected cash flow model provided the most reasonable presentation and this accounting treatment was consistent with the Confirmation Letter. No allowance for loan losses was recorded at the date of the Consolidation, because all of the PEAKS Trust Student Loans were recorded at fair value and future credit losses are considered in the estimate of fair value. Cash flows from PEAKS Trust Student Loans expected to be collected within the next 12 months have been classified as current in our consolidated balance sheet. The remaining balance is classified as non-current.

We aggregated the individual PEAKS Trust Student Loans into 24 separate pools of loans, based on common risk characteristics of the individual loans which included:

•	the fiscal quarter in which the PEAKS Trust Student Loan was originated; and

•	the consumer credit score of the borrower.

Loans that did not have evidence of deteriorated credit quality were not aggregated in the same pools with loans that had evidence of deteriorated credit quality. The same aggregation criteria, however, were used to determine those loan pools. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

On a quarterly basis, we estimate the total principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later, we would record the impairment as:

•	a provision for PEAKS Trust student loan losses in our Condensed Consolidated Statement of Income; and

•	an increase in the allowance for loan losses on our Condensed Consolidated Balance Sheet.

The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later, we would:

•	first reverse any allowance for loan losses with respect to that loan pool that was previously recorded on our Condensed Consolidated Balance Sheet, up to the amount of that allowance; and

•	record any remaining increase prospectively as a yield adjustment over the remaining estimated lives of the loans in the loan pool.

The impact of prepayments, changes in variable interest rates and any other changes in the timing of the expected cash flows of a loan pool are recognized prospectively as adjustments to interest income.

The impact of modifications made to loans in a loan pool is incorporated into our quarterly assessment of whether a significant change in the expected cash flows of the loan pool is probable or has occurred. We consider the historical loss experience associated with the PEAKS Trust Student Loans in estimating the future probabilities of default for all of the outstanding PEAKS Trust Student Loans.

The excess of any cash flows expected to be collected with respect to a loan pool of the PEAKS Trust Student Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Condensed Consolidated Balance Sheets, but it is accreted and included as interest income at a level rate of return over the remaining estimated life of the loan pool. If we determine that the timing and/or amounts of expected cash flows with respect to a loan pool are not reasonably estimable, no interest income would be accreted and the loans in that loan pool would be reported as nonaccrual loans. We recognize the accretable yield of the PEAKS Trust Student Loans as interest income, because the timing and the amounts of the expected cash flows are reasonably estimable.

If a PEAKS Trust Student Loan is paid in full or charged-off, that loan is removed from the loan pool. If the amount of the proceeds received for that loan, if any, is less than the unpaid principal balance of the loan, the difference is first applied against the loan pool’s nonaccretable difference for principal losses (i.e., the lifetime credit loss estimate established at the date of the Consolidation). If the nonaccretable difference for principal losses with respect to a loan pool has been fully depleted, any unpaid loan principal balance in excess of the proceeds received for the loan is charged-off against the loan pool’s allowance for loan losses. We do not recognize charge offs of individual PEAKS Trust Student Loans when those loans reach certain stages of delinquency, because those loans are accounted for at a loan pool level.

If any portion of a PEAKS Trust Student Loan that had previously been charged-off is recovered, the amount collected increases the applicable loan pool’s nonaccretable difference. If the nonaccretable difference with respect to the applicable loan pool has been fully depleted, the amount collected increases that loan pool’s allowance for loan losses.

Debt. In accordance with ASC 810, we included the PEAKS Senior Debt on our consolidated balance sheet at its fair value as of February 28, 2013, the date of the Consolidation. The difference between the fair value of the PEAKS Senior Debt and its outstanding aggregate principal balance at the date of the Consolidation was recorded as an accrued discount on our consolidated balance sheet at the date of the Consolidation. The accrued discount will be recognized in interest expense at a level rate of return over the life of the PEAKS Senior Debt.

Recognition of Revenue – Interest Income on Student Loans. Interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans, is included in revenue on our Condensed Consolidated Statements of Income and recognized based on the effective interest method, as described in Note 9 – PEAKS Trust Student Loans of the Notes to Condensed Consolidated Financial Statements.

Recognition of Revenue – Tuition Revenue. We reassess the collectability of tuition revenue on a student-by-student basis throughout our revenue recognition period. We reassess the collectability of tuition revenue that we may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, which primarily include when a student withdraws from a program of study.

New Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, which is included in the Codification under ASC 606. This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. This guidance will become effective for our interim and annual reporting periods beginning January 1, 2017. We have not completed our evaluation of the impact that this guidance may have on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, which is included in the Codification under ASC 205. This update changes the requirements for reporting discontinued operations and clarifies when disposals of groups of assets qualify for a discontinued operations presentation under ASC 205. This guidance will become effective for our interim and annual reporting periods beginning January 1, 2015, and will be applied to any transactions that meet those requirements beginning January 1, 2015.

In July 2013, the FASB issued ASU No. 2013-11, which is included in the Codification under ASC 740. This update provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. This guidance became effective for our interim and annual reporting periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which is included in the Codification under ASC 220. This update requires an entity to report the effect, by component, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. This guidance was effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance requires us to provide additional disclosures regarding the amounts reclassified out of accumulated other comprehensive income during a reporting period. We have included these disclosures in the footnotes to our condensed consolidated financial statements. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance were effective upon issuance, and the amendments that are subject to transition guidance were effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, which is included in the Codification under ASC 350. This update allows an entity to first assess qualitative factors to determine whether it must perform a quantitative impairment test. An entity would be required to calculate the fair value of an indefinite-lived intangible asset, if the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived asset is impaired. This guidance was effective for impairment tests performed for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210. This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, which clarifies the scope of the disclosures required under ASU No. 2011-11. Both of these updates were effective for interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Results of Operations

The information in this “—Results of Operations” section has not been updated in this Amended Filing to reflect operational data for periods following March 31, 2013.

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of educational services	43.6%	39.8%
Student services and administrative expenses	35.7%	29.9%
Legal and other investigation costs	0.5%	0.0%
Loss related to loan program guarantees	1.3%	0.9%

Operating income	18.9%	29.4%
(Loss) on consolidation of PEAKS Trust	(25.7%)	0.0%
Interest income (expense), net	(1.2%)	0.1%

Income (loss) before provision for income taxes	(8.0%)	29.5%

The following table sets forth our total student enrollment as of the dates indicated:

	2013		2012
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	61,039	(14.2%)	71,123	(15.4%)
June 30	Not applicable	Not applicable	66,397	(15.7%)
September 30	Not applicable	Not applicable	65,662	(17.1%)
December 31	Not applicable	Not applicable	61,059	(16.6%)

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

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012. Revenue decreased $54.1 million, or 16.0%, to $285.1 million in the three months ended March 31, 2013 compared to $339.2 million in the three months ended March 31, 2012. The primary factors that contributed to this decrease included:

•	a 16.6% decrease in total student enrollment as of December 31, 2012 compared to December 31, 2011; and

•	a 14.2% decrease in total student enrollment as of March 31, 2013 compared to March 31, 2012.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue attributable to the interest income on the

PEAKS Trust Student Loans was approximately $1.4 million in the three months ended March 31, 2013. No interest income on the PEAKS Trust Student Loans was included in revenue in the three months ended March 31, 2012, because the Consolidation was effective February 28, 2013. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Consolidation.

Cost of educational services decreased $10.8 million, or 8.0%, to $124.2 million in the three months ended March 31, 2013 compared to $134.9 million in the three months ended March 31, 2012. The primary factors that contributed to this decrease included, in order of significance:

•	a decrease in compensation and benefit costs, resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments.

Cost of educational services as a percentage of revenue increased 380 basis points to 43.6% in the three months ended March 31, 2013 compared to 39.8% in the three months ended March 31, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses increased $0.4 million, or 0.4%, to $101.7 million in the three months ended March 31, 2013 compared to $101.3 million in the three months ended March 31, 2012. The primary factors that contributed to this increase were increases in bad debt expense and media advertising expenses, which were partially offset by decreases in compensation and benefit costs and certain scholarship-related expenses. Approximately $0.5 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the three months ended March 31, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 35.7% of revenue in the three months ended March 31, 2013 compared to 29.9% of revenue in the three months ended March 31, 2012. The principal causes of this increase were the decline in revenue and increases in bad debt expense and media advertising expenses, which were partially offset by decreases in compensation and benefit costs and certain scholarship-related expenses. Bad debt expense as a percentage of revenue increased to 5.4% in the three months ended March 31, 2013 compared to 3.1% in the three months ended March 31, 2012, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in the amount of internal student financing was primarily due to the decline in the amount of private education loans available to our students in the three months ended March 31, 2013 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students. See “ – Student Financing Update.”

Legal and other investigation costs, primarily associated with the SEC investigation of us and the Securities Litigation, were $1.5 million in the three months ended March 31, 2013. We did not incur any legal and other investigation costs associated with those matters in the three months ended March 31, 2012. See “Legal Proceedings” and Note 14 –Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about these matters.

In the three months ended March 31, 2013, we recorded a loss related to loan program guarantees of $3.8 million with respect to our guarantee obligations under the 2009 RSA compared to $3.1 million in the three months ended March 31, 2012. See “—Private Education Loan Program Obligations,” for a further discussion of the loss.

Operating income decreased $46.0 million, or 46.1%, to $53.9 million in the three months ended March 31, 2013 compared to $99.9 million in the three months ended March 31, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and other investigation costs and loss related to loan program guarantees. Our operating margin decreased to 18.9% in the three months ended March 31, 2013 compared to 29.4% in the three months ended March 31, 2012, primarily due to the impact of the factors discussed above.

In the three months ended March 31, 2013, we recorded a loss upon the Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets upon the Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation.

Interest income decreased $0.6 million, or 95.0%, to less than $0.1 million in the three months ended March 31, 2013 compared to $0.7 million in the three months ended March 31, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Subordinated Note.

Interest expense increased $3.0 million, or 553.4%, to $3.6 million in the three months ended March 31, 2013 compared to $0.6 million in the three months ended March 31, 2012, primarily due to:

•	interest expense of approximately $2.4 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the three months ended March 31, 2013 as a result of the Consolidation, during which the effective interest rate was 12.4%; and

•	an increase in the effective interest rate on the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 34.2% in the three months ended March 31, 2013 compared to 39.4% in the three months ended March 31, 2012. The decrease in the combined federal and state effective income tax rate in the three months ended March 31, 2013 was primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $206.6 million as of March 31, 2013 compared to $243.5 million as of December 31, 2012 and $172.0 million as of March 31, 2012. We had no short-term investments as of March 31, 2013 or December 31, 2012 compared to $114.8 million as of March 31, 2012. In total, our cash and cash equivalents and short-term investments were $206.6 million as of March 31, 2013 compared to $243.5 million as of December 31, 2012 and $286.8 million as of March 31, 2012. Cash and cash equivalents as of March 31, 2013 decreased $36.8 million compared to December 31, 2012, primarily due to a payment of $46.0 million made in January 2013 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which was partially offset by an increase of $10.0 million in outstanding borrowings under the Amended Credit Agreement. Cash and cash equivalents and short-term investments as of March 31, 2013 decreased $80.1 million compared to March 31, 2012, primarily due to:

•	repurchases of our common stock in the amount of approximately $61.0 million;

•	a payment of $46.0 million in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA; and

•	a net repayment of $25.0 million of outstanding borrowings under the Amended Credit Agreement.

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

We did not make any contributions to the ESI Pension Plan or ESI Excess Pension Plan in 2013 or 2012.

Our Condensed Consolidated Balance Sheet as of March 31, 2013 included the assets and liabilities of the PEAKS Trust. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. We have significant payment obligations under the PEAKS Guarantee and the 2009 RSA. See “—Private Education Loan Program Obligations” and Note 14 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of our obligations under the PEAKS Guarantee and the 2009 RSA.

In addition, we are required to submit the ED Letter of Credit in the amount of $79.7 million on or before November 4, 2014. Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, is $135.0 million and the portion of the aggregate commitment that may be used by us for letters of credit is $85.0 million. If, however, we have not caused the issuance of the ED Letter of Credit by November 15, 2014, the aggregate commitments of the lenders will be reduced to $100.0 million. We are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. See “- Financing,” for a discussion of the Amended Credit Agreement. Based on the required amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89.3 million.

Operations. Net cash used in operating activities was $43.9 million in the three months ended March 31, 2013 compared to net cash generated from operating activities of $36.0 million in the three months ended March 31, 2012. The $80.8 million decrease in net cash flows from operating activities was primarily due to:

•	lower student enrollments;

•	a payment made to settle our guarantee obligations under the 2007 RSA; and

•	a decrease in the amount of funds received from private education loans made to our students by third-party lenders (see “ – Student Financing Update”).

Accounts receivable less allowance for doubtful accounts was $106.3 million as of March 31, 2013 compared to $55.5 million as of March 31, 2012. Days sales outstanding increased 18.7 days to 33.6 days at March 31, 2013 compared to 14.9 days at March 31, 2012. Our accounts receivable balance and days sales outstanding increased as of March 31, 2013, primarily due to:

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

Financing. On March 21, 2012, we entered into the Credit Agreement that provided for a $325.0 million senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014, July 30, 2014 and September 15, 2014, and we entered into the Consent, which is effective upon the delivery by us to the lenders of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Amended Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under the Credit Agreement were used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement are used for general corporate purposes.

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, is reduced to $135.0 million, and the portion of the commitments available for letters of credit is increased from $25.0 million to $85.0 million. Certain letters of credit in an aggregate amount of approximately $2.4 million previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. If we have not caused the issuance of the ED Letter of Credit by November 15, 2014, the aggregate commitments of the lenders will be reduced to $100.0 million. In addition, the commitments of the lenders under the Amended Credit Agreement will be reduced to the extent that borrowings are repaid by us using proceeds from certain types of transactions specified in the Fourth Amendment and the Fifth Amendment, as described further below.

As of March 31, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $150.0 million. Borrowings under the Amended Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the Leverage Ratio as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	3.20% per annum in the three months ended March 31, 2013; and

•	1.40% per annum in the three months ended March 31, 2012.

The commitment fee under the Amended Credit Agreement was 0.35% as of March 31, 2013.

In addition to the participation fee required to be paid by us pursuant to the original terms of the Credit Agreement related to letters of credit, which accrues at the same rate used to determine the interest rate applicable to Eurodollar

Revolving Loans (as defined in the Amended Credit Agreement), the Fifth Amendment provides that an additional participation fee is required to be paid by us related to the ED Letter of Credit, which will accrue at a ticking fee rate on the average daily amount of the lenders’ letter of credit exposure with respect to the ED Letter of Credit. The ticking fee rate is defined as:

•	0.00% per annum for the period from September 15, 2014 through and including March 21, 2015;

•	1.00% per annum for the period from March 22, 2015 through and including March 21, 2016;

•	2.00% per annum for the period from March 22, 2016 through and including March 21, 2017;

•	3.00% per annum for the period from March 22, 2017 through and including March 21, 2018;

•	4.00% per annum for the period from March 22, 2018 through and including March 21, 2019; and

•	5.00% per annum for the period from March 22, 2019 through November 15, 2019.

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of March 31, 2013, after giving effect to the Third Amendment and the Fourth Amendment. The Third Amendment provides that noncompliance with the Leverage Ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, and noncompliance with the fixed charge coverage ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 (in each case, before giving effect to the Third Amendment) have been waived by the lenders. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consent, taken together:

•	provided that our consolidated financial statements (and related certificates) as of and for the fiscal year ended December 31, 2013, did not have to be furnished by us to the lenders until October 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended March 31, 2014, do not have to be furnished by us to the lenders until November 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended June 30, 2014, do not have to be furnished by us to the lenders until November 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended September 30, 2014, do not have to be furnished by us to the lenders until December 15, 2014;

•	amend certain covenants to allow for the Consolidation beginning on February 28, 2013, and for other factors; and

•	waive certain defaults related to our financial reporting.

The Amended Credit Agreement:

•	is secured by a pledge of the equity interests of our subsidiaries;

•	is guaranteed by one of our subsidiaries;

•	is secured by security interests in substantially all of our personal property and the personal property of the subsidiary guarantor; and

•	is secured by the Mortgaged Property.

The Fourth Amendment provides that an event of default under the Amended Credit Agreement will occur, if, among other things, the ED imposes a delay of more than five days in our receipt of Title IV Program funds. The Fifth Amendment provides that an event of default under the Amended Credit Agreement will occur if, among other things, we do not engage a financial advisor acceptable to the administrative agent before November 15, 2014 (or another date not later than December 15, 2014, if acceptable to the administrative agent). Based on our discussions with the administrative agent, we understand that the financial advisor would be retained to assist us in our ongoing efforts to identify and secure alternative financing.

The Fifth Amendment provides that the ED Letter of Credit will not be issued unless we have previously delivered certain real estate due diligence items related to the Mortgaged Property. In addition, the Fifth Amendment allows for the ED Letter of Credit, if issued, to have a term ending not later than November 15, 2019.

Under the Amended Credit Agreement, we are required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for any letter of credit issued under the Amended Credit Agreement:

•	after July 30, 2014, immediately upon issuance, except for the ED Letter of Credit, for which cash collateral is not required, until the earlier of December 31, 2014 or when net cash proceeds are received from certain transactions described in the next paragraph; and

•	before July 30, 2014, by the earlier of December 31, 2014 or when net cash proceeds are received from certain transactions described in the next paragraph.

All amounts posted as cash collateral for letters of credit will be treated as cash for purposes of determining our compliance with the minimum liquidity covenant of the Amended Credit Agreement.

Under the Fourth Amendment and the Fifth Amendment, in the event that any net cash proceeds are received by us or a material subsidiary of ours in connection with any sale, transfer, lease or other disposition of the Mortgaged Property, including in connection with any sale and leaseback transaction, any mortgage financing or similar transaction with respect to the Mortgaged Property or the incurrence by us of indebtedness that is not permitted under the Amended Credit Agreement, those net cash proceeds will:

•	first, be delivered to the administrative agent in order to cash collateralize all then outstanding letters of credit under the Amended Credit Agreement, until such time as the administrative agent holds cash collateral equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit, or if the ED Letter of Credit has not yet been issued when the net cash proceeds are received, to be held by the administrative agent until the issuance of the ED Letter of Credit and application of the proceeds to cash collateral; and

•	second, be used to repay outstanding borrowings under the Amended Credit Agreement, which repayments will be accompanied by a corresponding pro rata reduction of the commitment of each lender under the Amended Credit Agreement.

The Fourth Amendment also implements additional restrictions on us, including, without limitation:

•	the exception to the limitation on asset dispositions not otherwise permitted under the Amended Credit Agreement is reduced from $75.0 million in the aggregate during the term of the Amended Credit Agreement to $5.0 million in the aggregate during the period from July 30, 2014 through the remaining term of the Amended Credit Agreement, and all of those asset dispositions must be for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that those limitations do not apply to an asset disposition of the Mortgaged Property, if that asset disposition generates net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	in addition to the existing limitation on sale and leaseback transactions that the net cash proceeds received therefrom may not exceed $125.0 million in the aggregate during the term of the Amended Credit Agreement, any sale and leaseback transaction must be for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that any sale and leaseback transaction of the Mortgaged Property will be deemed to be for fair market value and an adequate cash purchase consideration, if it generates net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	the permitted indebtedness consisting of secured indebtedness at any time outstanding (and not otherwise permitted by the Amended Credit Agreement) is reduced from $25.0 million to $5.0 million in aggregate principal amount; and

•	permitted liens to secure indebtedness, obligations and/or liabilities at any one time outstanding (which liens are not otherwise permitted by the Amended Credit Agreement) may not secure debt in excess of $5.0 million in aggregate principal amount, reduced from the original $25.0 million.

If any collateral is sold in a transaction permitted under the Amended Credit Agreement or is financed by indebtedness permitted under the Amended Credit Agreement, the administrative agent will release the mortgage or other security interest in that collateral.

If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and to obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated;

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable; and

•	we could be required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for our obligations with respect to any outstanding letters of credit, if that cash collateral has not already been posted.

In the event that we or our subsidiary guarantor do not pay in full, upon demand, all of our outstanding borrowings and other amounts owed under the Amended Credit Agreement or we, or our subsidiary guarantor, do not provide, upon demand, the cash collateral for our letter of credit obligations, the lenders would be entitled to recourse against the collateral security, including the Mortgaged Property, that we and our subsidiary guarantor have provided, in order to obtain payment of amounts we owe or are required to provide as cash collateral.

For the period February 28, 2013 through March 31, 2013, we have consolidated the PEAKS Trust in our condensed consolidated financial statements. See Note 8 – Variable Interest Entities of the Notes to Condensed

Consolidated Financial Statements, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. We estimate that the amounts received in 2014 by the PEAKS Trust from PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, will not be material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the PEAKS Indenture, including, among other things:

•	a payment default by the PEAKS Trust;

•	a default in the performance or observation of the PEAKS Trust’s covenants, agreements or conditions under the PEAKS Indenture;

•	a breach of our obligations under the PEAKS Guarantee; and

•	certain bankruptcy events with respect to the PEAKS Trust or us.

An acceleration of the payment of the PEAKS Senior Debt would result in an acceleration of our obligation to pay the full amount of the PEAKS Senior Debt pursuant to the terms of the PEAKS Guarantee, if the PEAKS Trust was not able to make that payment (and we believe that it is unlikely that the PEAKS Trust would be able to make that payment). The acceleration of our obligation to pay the full amount of the PEAKS Senior Debt, and/or our inability to make that payment, could result in cross-defaults under the Amended Credit Agreement.

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation, we were not in compliance with those metrics as of March 31, 2013. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 14 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Guarantee.

        As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports, or with respect to periods in 2014 through June 30, 2014, delivered quarterly reports, to the indenture trustee of the PEAKS Trust, we believe the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling approximately $60.3 million in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a guarantee payment of $50.0 million, which payment, along with other payments that we have made to the PEAKS Trust in recent months, included amounts that would have become due between April 2013 and September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the PEAKS Indenture. In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Amended Credit Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and making the additional guarantee payments satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or assert that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $159.5 million in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40.0 million that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51.7 million that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50.0 million that we paid in October 2014, as described in the immediately preceding paragraph.

The amount of the assets of the PEAKS Trust for purposes of computing the Asset/Liability Ratio was $275.4 million as of March 31, 2013 and $211.6 million as of June 30, 2014. The outstanding principal balance of the PEAKS Senior Debt was approximately $257.5 million as of March 31, 2013 and $214.5 million as of June 30, 2014. The carrying value of the PEAKS Senior Debt was approximately $227.0 million as of March 31, 2013 and $190.9 million as of June 30, 2014. We recorded $103.4 million of the total carrying value of the PEAKS Senior Debt as a current liability as of March 31, 2013, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following March 31, 2013 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226.1 million. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257.5 million. The $31.4 million difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 12.40% per annum in the three months ended March 31, 2013. We recognized interest expense on the PEAKS Senior Debt of $2.4 million in the three months ended March 31, 2013, which included approximately $0.7 million of discount accretion.

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

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our RSA payments, letter of credit cash collateralization, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Amended Filing was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs, provide cash collateral for letters of credit, construct facilities, or repay loans will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations over the 12-month period following the date that this Amended Filing was filed with the SEC. Our projections, however, are estimates, which are based are numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

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

As previously discussed, the two private education loan programs that provided the vast majority of the private education loans to our students in 2011 and 2010 expired in 2011. As a result, in 2012 and in the three months ended March 31, 2013, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. Payment of the student’s account balance is generally due by the end of the student’s academic year (which is generally nine months) or at the end of enrollment, whichever occurs first. As of March 31, 2013, our accounts receivable less allowance for doubtful accounts increased $50.8 million, or 91.6%, to $106.3 million compared to $55.5 million as of March 31, 2012, primarily due to:

•	the increase in the amount of internal financing that we provided to our students since the private education loan programs expired in 2011; and

•	a delay in the receipt of certain federal financial aid funds resulting from internal processing issues caused by system enhancements implemented in the three months ended March 31, 2013.

The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs utilized by our students in 2011 has negatively impacted our liquidity and exposed us to greater credit risk. Internal student financing typically provides for payment to us by our students by the end of the student’s academic year or at the end of enrollment, whichever occurs first, compared to payments from private education loan programs, which we typically received at the beginning of a student’s academic year. This change in the timing of payments had a material adverse effect on our cash flows from operations in the three months ended March 31, 2013. In addition, we have the risk of collection with respect to our internal student financing, which caused us to increase our allowance for doubtful accounts as of March 31, 2013 compared to March 31, 2012 and resulted in an increase in our bad debt expense as a percentage of revenue in the three months ended March 31, 2013 to 5.4% compared to 3.1% in the three months ended March 31, 2012. The increase in internal student financing and the delay in the receipt of certain federal financial aid funds were the primary causes of the 18.7-day increase in our days sales outstanding to 33.6 days as of March 31, 2013 compared to 14.9 days as of March 31, 2012. Further, our deferred revenue decreased $59.5 million, or 33.0%, to $120.6 million as of March 31, 2013 compared to $180.1 million as of March 31, 2012, primarily due to the decrease in the amount of funds received from private education loans made to our students by third-party lenders.

We plan to continue offering the Opportunity Scholarship, and we may continue to provide internal student financing to our students, either of which could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2013:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$163,945	$48,333	$76,301	$30,269	$9,042
Debt under Amended Credit Agreement (a)	158,875	4,422	154,453	0	0
PEAKS Trust Senior Debt (b)	311,996	122,853	97,084	26,442	65,617
Claims and contingencies–2009 RSA(c)	42,096	29,791	11,964	341	0

Total	$676,912	$205,399	$339,802	$57,052	$74,659

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $150.0 million outstanding balance under the Amended Credit Agreement as of March 31, 2013 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of March 31, 2013.
(b)	The PEAKS Trust Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheet as of March 31, 2013. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of March 31, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed under “—Private Education Loan Program Obligations.” See also Note 8 – Variable Interest Entities and Note 14 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of March 31, 2013. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 8 – Variable Interest Entities, Note 10 – Debt and Note 14 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)

The $42.1 million in the Claims and contingencies-2009 RSA line item represents our estimate of the amounts that we believe we will pay in the periods indicated related to our guarantee obligations under the 2009 RSA. These estimated amounts were included in the calculation of the amount to record as contingent liabilities, as were estimated collections from charged-off loans. Our contingent liability for the 2009 RSA includes the total estimated payments and estimated recoveries and was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013. The amounts shown in the table do not include amounts from the recovery of charged-off loans under the 2009 Loan Program, which we estimate could be approximately $9.8 million and paid to us over the seven year period following March 31, 2013. See Note 14 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the 2009 RSA. The timing and amount of the estimated payments shown in the above table were based on various assumptions and, therefore, are subject to change.

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2013, the total face amount of those surety bonds was approximately $24.0 million. As of March 31, 2013, we also had issued approximately $2.2 million of letters of credit to our workers’ compensation insurers.

As of March 31, 2013, we concluded that we were not required to consolidate the 2009 Entity in our condensed consolidated financial statements. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. At this time, we are unable to quantify the impact of the consolidation of the 2009 Entity into our consolidated financial statements, but it could have a material adverse effect on our consolidated financial statements. See “—Private Education Loan Program Obligations” and Note 8 – Variable Interest Entities and Note 14 – Contingencies of the Notes to Condensed Consolidated Financial Statements.

Private Education Loan Program Obligations

On January 20, 2010, we entered into the PEAKS Guarantee in connection with the PEAKS Program. We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loan programs, including the 2009 Loan Program. Under the PEAKS Program, our students had access to a greater amount of private education loans, which resulted in a reduction in the amount of internal financing that we provided to our students in 2010 and 2011. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

Under the PEAKS Program, an unrelated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust. The PEAKS Trust issued the PEAKS Senior Debt to investors. The lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. We transferred a portion of the amount of each private education loan disbursed to us under the PEAKS Program to the PEAKS Trust in exchange for the Subordinated Note. The Subordinated Note does not bear interest, and principal is due on the Subordinated Note following:

•	the repayment of the PEAKS Senior Debt;

•	the repayment of fees and expenses of the PEAKS Trust; and

•	the reimbursement of the amounts of any payments made by us under the PEAKS Guarantee, other than Payments on Behalf of Borrowers.

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the student loans from the lender.

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required Asset/Liability Ratio. The PEAKS Guarantee contains, among other things, representations and warranties and events of default that we believe are customary for guarantees of this type. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt, if the law is changed to reduce the maximum allowable percentage of our annual revenue derived from Title IV Program funds from 90% to 75% or less. At this time, we believe that the likelihood of such a change in the law is remote.

Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments we made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds remain in the PEAKS Trust.

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of March 31, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our consolidated balance sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

The amount of future payments that we could be required to make under the PEAKS Guarantee will be affected by:

•	the repayment performance of the PEAKS Trust Student Loans, the proceeds from which will be used to repay the PEAKS Senior Debt and to pay the fees and expenses of the PEAKS Trust, and the performance of which also affects the Asset/Liability Ratio;

•	the fact that those loans will consist of a large number of loans of individually immaterial amounts;

•	the fact that the interest rate on the PEAKS Senior Debt is a variable rate based on the LIBOR plus a margin; and

•	the amount of fees and expenses of the PEAKS Trust, much of which is based on the principal balance of the PEAKS Trust Student Loans.

Beginning in the fourth quarter of 2012 and continuing through the first quarter of 2014, we made Payments on Behalf of Borrowers in connection with the PEAKS Program. We made Payments on Behalf of Borrowers to avoid defaults by those borrowers on their PEAKS Trust Student Loans, which defaults would have triggered much larger contractually required payments by us under the PEAKS Guarantee. We made Payments on Behalf of Borrowers after assessing:

•	the likelihood of us being contractually required to make payments under the PEAKS Guarantee in the near future;

•	the effect on our liquidity that would result from making payments under the PEAKS Guarantee compared to making Payments on Behalf of Borrowers;

•	the effect that Payments on Behalf of Borrowers may have on the funds available to the PEAKS Trust to repay the Subordinated Note to us following full payment of the PEAKS Trust’s other obligations; and

•	the fact that we will not be able to recover Payments on Behalf of Borrowers from the PEAKS Trust or the student borrowers on whose behalf we made those payments.

Payments on Behalf of Borrowers assisted in:

•	maintaining the required Asset/Liability Ratio; and

•	satisfying the following month’s required payment of interest on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust.

In March 2014, we entered into the Letter Agreement in order to resolve differing interpretations of the permissibility of the Payments on Behalf of Borrowers under the PEAKS Program documents. Pursuant to the Letter Agreement, the trustee agreed to waive, and the holders of the PEAKS Senior Debt consented to the waiver of, any:

•	breach of the PEAKS Program documents caused by us making Payments on Behalf of Borrowers, including any failure to make payments under the PEAKS Guarantee as a result thereof; and

•	event of default under the PEAKS Program documents that may have arisen or resulted by us making Payments on Behalf of Borrowers.

In the Letter Agreement, we agreed, after the date of the Letter Agreement, not to make any further payments of any kind on behalf of any borrower in respect of a private education loan made under the PEAKS Program. In accordance with the terms of the Letter Agreement, we paid $40.0 million on March 20, 2014, which is considered to be a payment under the PEAKS Guarantee and was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt.

We believe that it is probable that we will make payments under the PEAKS Guarantee and estimate that those payments may be approximately $164.0 million in 2014, $9.2 million in 2015 and $40.8 million in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $94.4 million as of December 31, 2014 and $0.0 million as of January 31, 2020. See Note 10 – Debt and Note 14 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Asset/Liability Ratio. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on student loans that remain in repayment as well as recoveries from charged-off loans and the only obligations of the PEAKS Trust at that time will be the fees and expenses of PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $49.6 million of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based. Included in the estimated amount to be paid in 2014 are:

•	the $40.0 million payment we made in March 2014 pursuant to the Letter Agreement, which is considered to be a payment under the PEAKS Guarantee;

•	payments totaling $51.7 million that we made from July 2014 through September 2014 to satisfy our obligation under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	the $50.0 million payment we made in October 2014 to satisfy our obligation under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods.

On February 20, 2009, we entered into the 2009 RSA in connection with the 2009 Loan Program. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans made under the 2009 Loan Program that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141.0 million. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012. Our obligations under the 2009 RSA will remain in effect, until all private education loans made under the 2009 Loan Program are paid in full or charged off. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

In addition, beginning in the second quarter of 2009, we made advances to the 2009 Entity under the Revolving Note. We made the advances, which bear interest, so that the 2009 Entity could use those funds primarily to provide additional funding to the 2009 Entity to purchase additional private education loans made under the 2009 Loan Program. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and is currently due and payable in full. The period of time during which we could have made additional advances under the Revolving Note ended on January 1, 2014.

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Discharge Payments.

We believe that it is probable that we will make additional payments under the 2009 RSA. The following table sets forth our projections as of March 31, 2013 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity in the periods indicated:

Year	Estimated Regular Payments	Estimated Discharge Payments	Estimated Total Payments	Estimated Recoveries
	(Amounts in thousands)
2013 (1)	$0	$26,795	$26,795	$(650)
2014	0	11,050	11,050	(1,820)
2015	0	3,576	3,576	(2,440)
2016	0	613	613	(2,440)
2017 and later	0	62	62	(2,434)

Total	$0	$42,096	$42,096	$(9,784)

(1)	Estimated payments and recoveries between April 1, 2013 and December 31, 2013.

The estimated future payment amounts, the estimated timing of those payments and the estimated amount of recoveries with respect to the RSAs discussed above and elsewhere in this report are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. The assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the applicable private education loan program;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans and, with respect to the PEAKS Program, the PEAKS Senior Debt;

•	the amounts and timing of collections in the future on those private education loans that have been charged-off;

•	the fees and expenses associated with servicing those private education loans; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

•	would constitute a default under the applicable program documents;

•	could potentially result in cross-defaults under the Amended Credit Agreement; and

•	could have a material adverse effect on our compliance with the regulations of the ED, state education and professional licensing authorities, the accrediting commissions that accredit our institutions and other agencies that regulate us.

In addition, payments that we do make under the RSAs will reduce the cash we have available to use for other purposes. If we are required to pay material amounts under the RSAs, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2013, December 31, 2012 and March 31, 2012, the total collateral maintained in a restricted bank account was approximately $8.6 million. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were in compliance with those covenants as of March 31, 2013. If we had not been in compliance with those covenants as of March 31, 2013, we would have been required to increase the amount of collateral maintained in the restricted bank account by approximately $2.6 million.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly compliance certificates that we were required to deliver to the 2009 Entity under the 2009 RSA were inaccurate. Those inaccuracies did not affect our compliance with the financial ratio covenants in the 2009 RSA as of March 31, 2013. We were not, however, in compliance with the financial ratio covenants in the 2009 RSA as of June 30, 2013 and subsequent measurement dates. Further, due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, we did not timely deliver the required compliance certificates under the 2009 RSA with respect to those periods. As a result of our noncompliance with the financial ratio covenants as of June 30, 2013 and subsequent measurement dates, the amount of collateral required to be maintained in the restricted bank account has been increased by approximately $2.6 million. We intend to make in October 2014 a deposit in that amount to the restricted bank account to be held as additional collateral under the 2009 RSA.

We are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. The following table sets forth the approximate aggregate amount of the guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that we made related to the PEAKS Program and the 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

Type of Payment (Receipt)	January 1, 2013 Through February 28, 2013(1)(2)	March 1, 2013 Through March 31, 2013(1)(2)	Total Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(In Thousands)
Guarantee:
PEAKS Program	$854	$385	$1,239	$0
2009 RSA Regular Payments	0	0	306	229
2009 RSA Discharge Payments	0	0	0	0
Payments on Behalf of Borrowers	532	1,323	1,855	0
2009 RSA-Recoveries from Charged-Off Loans	0	0	(103)	(37)

Total	$1,386	$1,708	$3,297	$192

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.
(2)	The 2009 RSA payments are made to, and recoveries are received from, the 2009 Entity. The 2009 Entity was not consolidated in our consolidated financial statements and, therefore, separate disclosure of amounts paid or received before and after the February 28, 2013 date of Consolidation is not applicable.

In the three months ended March 31, 2013, we also offset $0.5 million owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional Regular Payments in that amount. See below for a further discussion of the Offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013. In the three months ended March 31, 2013, the 2009 Entity did not remit to us less than $0.1 million of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2013.

In the first quarter of 2013, we notified the 2009 Entity that:

•	we had determined that the 2009 Entity was in default of its obligations to us under the 2009 Loan Agreement;

•	as a result of that default, all amounts under the Revolving Note were immediately due and payable; and

•	we would not make payments under the 2009 RSA until we received credit for the full amount due us under the Revolving Note, based on the provisions of the 2009 Loan Agreement and the 2009 RSA that allow us to set off amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note.

At that time, the outstanding amount of the Revolving Note due to us was approximately $8.2 million, representing principal and accrued interest. In response to our notification, the 2009 Entity:

•	denied that it had defaulted under the 2009 Loan Agreement and, therefore, our ability to accelerate the payment of the Revolving Note; and

•	refused our demand to immediately pay the Revolving Note in full.

As a consequence, over the period from February 2013 through August 2013, we offset our then current payment obligations under the 2009 RSA and the amount of Discharge Payments we elected to make during that period against all of the 2009 Entity’s obligations owed to us under the Revolving Note.

We understand that the 2009 Entity’s position is that the Offset was improper, because:

•	it has not defaulted under the 2009 Loan Agreement; and

•	even if it had defaulted under the 2009 Loan Agreement, the assets of the 2009 Entity against which we could offset or exercise our other remedies, were limited.

We further understand the 2009 Entity’s position to be that, because the Offset was improper, we are in default under the 2009 RSA. In April 2013, the 2009 Entity notified us that it had taken control of the restricted account containing the Collateral. At that time, the amount of funds in that account was approximately $8.6 million. To our knowledge, the 2009 Entity has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the 2009 Loan Agreement and the 2009 RSA does not constitute an event of default under the 2009 RSA, and that the 2009 Entity’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the 2009 Entity. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the 2009 RSA related to the Offset, we may be required to pay to the 2009 Entity approximately $8.6 million, representing the amount of the Offset, net of approximately $0.5 million of recoveries from charged-off loans that are owed, but have not been paid, to us. If the 2009 Entity instead were to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

Under the 2007 RSA, we guaranteed the repayment of private education loans made by a lender to our students in 2007 and early 2008 that the lender charged off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. The 2007 RSA was terminated effective February 22, 2008, and no private education loans have been or will be made under the 2007 RSA after that date. Based on information that we received from the lender, we believe that the total original principal amount of private education loans made under the 2007 RSA, net of amounts refunded under those loans, was approximately $180.0 million. We settled all of our guarantee obligations under the 2007 RSA through a payment of $46.0 million in January 2013.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) and, if so, in what amount. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program) over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years, and those assumptions included, among other things:

•	the repayment performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program);

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans (and, prior to February 28, 2013, the PEAKS Senior Debt);

•	the amounts and timing of collections in the future on those private education loans that have defaulted;

•	prior to February 28, 2013, the fees and expenses associated with servicing the PEAKS Trust Student Loans; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

We consulted with third-party consumer credit consulting firms in arriving at our assumptions. The assumptions have changed, and may continue to change, significantly over time as actual results become known. The principal factor that we review is the repayment performance of the private education loans made under the 2009 Loan Program. In determining the estimated default rate used in the assumptions to establish our contingent liability for our guarantee obligations under the 2009 RSA, we considered the payment performance of the private education loans made under the 2009 Loan Program. As each portfolio of private education loans matures, additional data related to the performance of the loans and other information regarding the loans becomes available to us that we utilize to estimate the related contingent liability. In certain prior reporting periods, there have been disruptions in the servicing of a portion of the private education loans made under the 2009 Loan Program, which we believe had a negative impact on the repayment performance of those private education loans. We cannot predict with any certainty whether other servicing disruptions will occur in the future. If additional servicing disruptions occur or other factors negatively impact the repayment performance of the private education loans made under the 2009 Loan Program in the future, the contingent liability associated with our guarantee obligations under the 2009 RSA would increase and we could be required to pay additional material amounts under those guarantee obligations, which could have a material adverse effect on our financial condition, results of operations and cash flows.

As of March 31, 2013, the recorded liability related to our guarantee obligations under the 2009 RSA was approximately $31.8 million, compared to $121.7 million related to the RSAs and the 2007 RSA as of December 31, 2012 and $33.8 million related to the 2009 RSA and the 2007 RSA as of March 31, 2012. Our recorded liability for our guarantee obligations under the 2009 RSA, the 2007 RSA and, prior to February 28, 2013, the PEAKS Guarantee, was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets. See Note 14 – Contingencies of our Notes to Condensed Consolidated Financial Statements, for a further discussion of the recorded liability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Amended Credit Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the PEAKS Trust Student Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three months ended March 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives.

At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 was filed on April 26, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of March 31, 2013.

Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2013 because of material weaknesses in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has concluded that there were four material weaknesses in our ICFR as of March 31, 2013. Specifically, we did not maintain effective internal controls related to:

•	the assessment of events that could affect the determination of whether we are the primary beneficiary of variable interest entities in which we hold a variable interest;

•	the assessment of the completeness and accuracy of the data maintained by the servicer of the private education loans that are owned by a variable interest entity that we were required to consolidate;

•	the review of assumptions and methodologies developed by third-party consultants to project guarantee obligations under the 2009 RSA; and

•	the timely identification and communication of information relevant to the private education loan programs to those members of our management who are responsible for our financial reporting processes.

Our management determined that these material weaknesses resulted in adjustments to multiple line items on our financial statements during the preparation of the Company’s 2013 annual consolidated financial statements and restatement of the Company’s interim consolidated financial statements as of and for the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013 or could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that each of these deficiencies constituted a material weakness in our ICFR as of March 31, 2013, and our ICFR was not effective as of that date.

The control deficiency related to our assessment of events that could affect the determination of whether we are the primary beneficiary of a variable interest entity affected multiple line items in our financial statements. See Note 2 – Restatement and Revision of Previously Issued Unaudited Financial Statements of the Notes to Condensed Consolidated Financial Statements for a discussion of the effect that consolidating a variable interest entity beginning February 28, 2013 had on our consolidated financial statements. The control deficiency related to our failure to maintain effective internal controls over the data maintained by the servicer of the private education loans could have resulted in misstatements of the fair value of the private education loans upon consolidation of the variable interest entity and the amount of the allowance for loan losses. The control deficiency related to our review of assumptions and methodologies developed by consultants to project guarantee obligations under the 2009 RSA resulted in adjustments to our loss related to loan program guarantees, other liabilities and related financial disclosures during the preparation of our 2013 consolidated financial statements. The control deficiency related to the identification and communication of information is considered to have contributed to the other identified material weaknesses, as relevant information related to the private loan programs was not provided timely to those individuals responsible for our financial reporting processes or our independent registered accountants.

Management’s Plan for Remediation

Our management and Board of Directors are committed to the remediation of the material weaknesses, as well as the continued improvement of our overall system of ICFR. We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses, primarily through additional review procedures and engaging supplemental resources. We believe these measures will remediate the control deficiencies. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures are required to address the control deficiencies.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent improvements in our ICFR when they are fully implemented. Certain remediation steps, however, have not been implemented or have not had sufficient time to be fully integrated in the operations of our ICFR. As a result, the identified material weaknesses will not be considered remediated, until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our ICFR and DCP.

As we continue to evaluate and work to remediate the material weaknesses and enhance our ICFR and DCP, we may determine that we need to modify or otherwise adjust the remediation measures described above. As a result, we cannot assure you that our remediation efforts will be successful or that our ICFR or DCP will be effective as a result of those efforts.

Changes in Internal Control Over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 and concluded that the consolidation of the PEAKS Trust and any related changes to internal controls to include the PEAKS Trust in our consolidated financial statements have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, government investigations, business transactions, employee-related matters and taxes, among others. We cannot assure you of the ultimate outcome of any litigation or investigations involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny.

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

A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal or state government for an alleged submission to the government of a false claim for payment. A qui tam action is always filed under seal and remains under seal, until the government decides whether to intervene in the litigation. Whenever a relator files a qui tam action, the government typically initiates an investigation in order to determine whether to intervene in the litigation. If the government intervenes, it has primary control over the litigation. If the government declines to intervene, the relator may pursue the litigation on behalf of the government. If the government or the relator is successful in the litigation, the relator receives a portion of the government’s recovery.

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

On March 11, 2013, a complaint in the Koetsch Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. On April 17, 2013, a second complaint in the MLAF Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. On July 25, 2013, the court consolidated the Koetsch Litigation and the MLAF Litigation into the Securities Litigation under the following caption: In re ITT Educational Services, Inc. Securities Litigation, and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the Securities Litigation. The second amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. On July 22, 2014, the district court denied most of our motion to dismiss all of the plaintiffs’ claims for failure to state a claim for which relief can be granted. On August 5, 2014, we filed our answer to the second amended complaint denying all of the plaintiffs’ claims. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the second amended complaint.

On September 30, 2014, a complaint in the Banes Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: David Banes, Individually and on Behalf of All Others Similarly Situated v. Kevin M. Modany, et al. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	misleading investors regarding the integrity of our financial reporting, including the reporting of the PEAKS Trust;

•	knowingly or recklessly making materially false and/or misleading statements and/or failing to disclose material adverse facts about our business operations and prospects, including that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and the PEAKS Program; and

•	we lacked adequate internal controls over financial reporting;

•	knowingly or recklessly engaging in acts, transactions, practices, and courses of business that operated as a fraud or deceit upon the plaintiff and the purported class;

•	employing devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock;

•	deceiving the investing public, including the plaintiff and the purported class; and

•	artificially inflating and maintaining the market price of our common stock and causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 26, 2013 through September 19, 2014. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified damages, interest, costs and expenses, including counsel fees and expert fees, and such other relief as the court deems proper. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

On October 3, 2014, a complaint in the Tarapara Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: Babulal Tarapara, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. In particular, the complaint alleges that:

•	we failed to consolidate the PEAKS Trust in our consolidated financial statements;

•	our consolidated financial statements contained errors related to the accounting of the PEAKS Trust and PEAKS Program;

•	we improperly accounted for our guarantee obligations under the PEAKS Guarantee;

•	our financial results were overstated;

•	we lacked adequate internal and financial controls;

•	our consolidated financial statements were materially false and misleading at all relevant times;

•	we artificially inflated and maintained the market price of our common stock, causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices;

•	we deceived the investing public, including the plaintiff and the purported class; and

•	we employed devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock.

The putative class period in this action is from February 26, 2013 through September 18, 2014. The plaintiffs seek, among other things:

•	the designation of this action as a class action;

•	an award of unspecified compensatory damages, including interest;

•	an award of reasonable costs and expenses, including counsel fees and expert fees; and

•	such other relief as the court deems proper.

All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

On October 9, 2014, a complaint in the Jindal Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: Kumud Jindal, Individually and on Behalf of All Others Similarly Situated v. Kevin M. Modany, et al. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. In particular, the complaint alleges that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and PEAKS Program;

•	we lacked adequate internal controls over financial reporting;

•	our financial statements were materially false and misleading at all relevant times;

•	we engaged in acts, transactions, practices and courses of business which operated as a fraud and deceit upon plaintiff and the purported class;

•	we employed devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock; and

•	we artificially inflated and maintained the market price of our common stock, causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 26, 2013 through September 19, 2014. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified damages, interest, attorneys’ fees, expert fees and other costs, and such other relief as the court deems proper. All of the defendants intend to defend themselves vigorously against the allegations made in the complaint.

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

On August 6, 2013, the parties agreed to stay the Wilfred Litigation, until the Securities Litigation was dismissed with prejudice or the defendants filed an answer in the Securities Litigation. On September 8, 2014, the district court approved the parties’ agreement for an additional stay of the Wilfred Litigation, until the earlier of:

•	a final disposition of the Securities Litigation; or

•	30 days after written notice terminating the stay has been provided by any of the parties in the Wilfred Litigation to all other parties.

On May 27, 2014, a complaint in the Nottenkamper Litigation was filed against two of our current executive officers, all of our current Directors and one former Director in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. The complaint alleges, among other things, that from 2008 to May 27, 2014, the defendants engaged in illicit conduct, made false and misleading statements, concealed the truth and failed to disclose material information concerning:

•	our exposure under guarantees entered into with third-party lenders to obtain financing for our students;

•	increases in our bad debt expense caused by increases in student loan defaults;

•	our reserves associated with our obligations under third-party private education loan programs and internal student financing;

•	the unwillingness of third-party lenders to provide private education loans to our students; and

•	our pushing students into high-cost private loans that were likely to default.

As a result of this conduct, the complaint alleges that the defendants breached their fiduciary duties to us, were unjustly enriched, abused their control of us and grossly mismanaged us by:

•	causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information relating to a series of risk-sharing agreements through SEC filings, press releases, conference calls, and other public statements and disclosures;

•	willfully ignoring obvious and pervasive problems with our internal controls and practices and procedures, and failing to make a good faith effort to correct these problems or prevent their recurrence;

•	violating and breaching fiduciary duties of care, loyalty, good faith, diligence and candor;

•	causing or allowing us to misrepresent material facts regarding our financial position and business prospects; and

•	abandoning and abdicating their responsibilities and duties with regard to prudently managing our businesses in a manner imposed upon them by law.

The complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

Although the Wilfred Litigation and Nottenkamper Litigation are each brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with those actions.

The current officers named in the Securities Litigation, Banes Litigation, Tarapara Litigation, Jindal Litigation, Wilfred Litigation and Nottenkamper Litigation include Daniel M. Fitzpatrick and Kevin M. Modany.

Certain of our current and former officers and Directors are or may become a party in the actions described above and/or are or may become subject to government investigations. Our By-laws and Restated Certificate of Incorporation obligate us to indemnify our officers and Directors to the fullest extent permitted by Delaware law, provided that their conduct complied with certain requirements. We are obligated to advance defense costs to our officers and Directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, our indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions and investigations.

On May 18, 2012, we received the Original CID from the CFPB. In September 2013, the CFPB withdrew the Original CID and we received the New CID. Both the Original CID and the New CID provided that the purpose of the CFPB’s investigation was, in part, “to determine whether for-profit post-secondary companies, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” Both the Original CID and the New CID contained broad requests for oral testimony, production of documents and written reports related to private education loans made to our students, internal financing provided to our students and certain other aspects of our business. We provided documentation and other information to the CFPB, while preserving our rights to object to its inquiry.

On February 26, 2014, a complaint in the CFPB Litigation was filed against us in the United States District Court for the Southern District of Indiana. The complaint alleges, among other things, that we violated:

•	Section 1036(a)(1) of the CFPA, 12 U.S.C., §5536(a)(1), which prohibits unfair, deceptive and abusive acts and practices, from July 21, 2011 through December 2011, by:

•	subjecting consumers to undue influence or coercing them into taking out private education loans through a variety of unfair acts and practices designed to interfere with the consumers’ ability to make informed, uncoerced choices;

•	taking unreasonable advantage of consumers’ inability to protect their interest in selecting or using private education loans; and

•	taking unreasonable advantage of consumers’ reasonable reliance on us to act in the consumers’ interests; and

•	the Truth in Lending Act, 15 U.S.C. §§ 1601 et seq., and Regulation Z thereunder, 12 C.F.R. Part 1026, which require certain disclosures to be made in writing to consumers in connection with the extension of consumer credit, since March 2009, by failing to disclose a discount that constituted a finance charge.

On April 28, 2014, we filed a motion to dismiss the CFPB Litigation for, among other reasons, lack of jurisdiction and failure to state a claim upon which relief can be granted. We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the complaint.

On February 27, 2014, the New Mexico Attorney General filed a complaint in the New Mexico Litigation against us in the District Court of New Mexico under the following caption: State of New Mexico, ex rel. Gary K King, Attorney General v. ITT Educational Services, Inc., et al. On April 4, 2014, we removed the New Mexico Litigation to the U.S. District Court for the District of New Mexico. The complaint alleges, among other things, that we engaged in a pattern and practice of exploiting New Mexico consumers by using deceptive, unfair, unconscionable and unlawful business practices in the marketing, sale, provision and financing of education goods and services in violation of New Mexico’s Unfair Practices Act. In particular, the complaint contains allegations that:

•	we misrepresented matters related to our nursing education program, including, without limitation, its programmatic accreditation status, the transferability of credits earned in the program and the curriculum of the program;

•	we misrepresented the terms of the financial aid available to students and the cost of our programs;

•	we engaged in unfair or deceptive trade practices;

•	we failed to issue refunds; and

•	our form enrollment agreement contained unenforceable and unconscionable provisions.

The complaint seeks:

•	an order declaring portions of our enrollment agreement illusory, unconscionable and unenforceable;

•	preliminary and permanent injunctive relief;

•	disgorgement of unjust enrichment amounts;

•	unspecified civil penalty amounts;

•	restitution; and

•	reasonable costs, including investigative costs.

We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the complaint.

On December 17, 2013, a complaint in the Gallien Litigation was filed against us in a purported class action in the Superior Court of the State of California for the County of Los Angeles under the following caption: La Sondra Gallien, an individual, James Rayonez, an individual, Giovanni Chilin, an individual, on behalf of themselves and on behalf of all persons similarly situated v. ITT Educational Services, Inc., et al. The plaintiffs filed an amended complaint on February 13, 2014. The amended complaint alleges, among other things, that under California law, we:

•	failed to pay wages owed;

•	failed to pay overtime compensation;

•	failed to provide meal and rest periods;

•	failed to provide itemized employee wage statements;

•	engaged in unlawful business practices; and

•	are liable for civil penalties under the California Private Attorney General Act.

The purported class includes recruiting representatives employed by us during the period of December 17, 2009 through December 17, 2013. The amended complaint seeks:

•	compensatory damages, including lost wages and other losses;

•	general damages;

•	pay for missed meal and rest periods;

•	restitution;

•	liquidated damages;

•	statutory penalties;

•	interest;

•	attorneys’ fees, cost and expenses;

•	civil and statutory penalties;

•	injunctive relief; and

•	such other and further relief as the court may deem equitable and appropriate.

We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the amended complaint.

There can be no assurance that the ultimate outcome of the Leveski Litigation, Securities Litigation, Banes Litigation, Tarapara Litigation, Jindal Litigation, Wilfred Litigation, Nottenkamper Litigation, CFPB Litigation, New Mexico Litigation, Gallien Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

On October 30, 2012, we received a CID from the MAG. The MAG’s CID provides that the MAG is investigating allegations that we may have violated Massachusetts General Laws, Chapter 93A, Section 2(a) by “engaging in unfair or deceptive practices in connection with marketing and advertising job placement and student outcomes, the recruitment of students, and the financing of education.” The MAG’s CID contains broad requests for production of documents related to our students in Massachusetts, including the financial aid available to those students, our recruitment of those students, the career services that we offer to those students, our marketing and advertising, the retention and graduation rates of those students and many other aspects of our business. We are cooperating with the MAG in its investigation, and we have provided documentation, communications and other information to the MAG in response to the CID. We believe that our acts and practices relating to our students in Massachusetts are lawful. There can be no assurance, however, that the ultimate outcome of the MAG investigation will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

In January, February, April and May 2014, we received subpoenas and/or CIDs from the Attorneys General of Arkansas, Arizona, Colorado, Connecticut, Hawaii, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Tennessee and Washington under the authority of each state’s consumer protection statutes. The Attorney General of the Commonwealth of Kentucky has informed us that it will serve as the point of contact for the multistate group to respond to questions relating to the subpoenas and CIDs. The subpoenas and CIDs contain broad requests for information and the production of documents related to our students and practices, including marketing and advertising, recruitment, financial aid, academic advising, career services, admissions, programs, licensure exam pass rates, accreditation, student retention, graduation rates and job placement rates, as well as many other aspects of our business. We believe that several other companies in the proprietary postsecondary education sector have received similar subpoenas and CIDs. We are cooperating with the Attorneys General of the states involved. There can be no assurance, however, that the ultimate outcome of the state Attorneys General investigation will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

On February 8, 2013, we received the first of many subpoenas from the SEC. In a letter accompanying each of the subpoenas, the SEC states that it is conducting an investigation of us. The SEC’s subpoenas requested the production of documents and communications that, among other things, relate to our actions and accounting associated with:

•	agreements that we entered into with the 2009 Entity to create the 2009 Loan Program, including, without limitation, the 2009 RSA;

•	agreements that we entered into to create the PEAKS Program;

•	certain accounting-related documents associated with the 2009 Loan Program, the PEAKS Program and internal student financing; and

•	our board of directors-related materials associated with the 2009 Loan Program, the PEAKS Program and internal student financing.

We have provided the information requested, including testimony of senior employees. On August 7, 2014, we received a “Wells Notice” from the Staff of the SEC notifying us that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. According to the Staff, the enforcement action would allege violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13a-15 under the Exchange Act. The proposed action relates primarily to certain disclosures and accounting surrounding the two loan programs noted above. The SEC’s notice said that the Staff’s recommendation may:

•	involve a civil injunctive action, public administrative proceeding and/or cease-and-desist proceeding against us; and

•	seek remedies that include an injunction, a cease-and-desist order and monetary relief, including civil monetary penalties.

A Wells Notice is neither a formal allegation nor a finding of wrongdoing. Instead, it is a preliminary determination by the Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. Accordingly, we made a submission to the Staff in response to the Wells Notice setting forth why the factual record does not support the enforcement action recommended by the Staff and that any perceived shortcomings were made in good faith. Although we intend to defend ourselves vigorously should the SEC authorize any legal action that does not comport with our view of the facts, we cannot predict the outcome of any legal action or whether the matters will result in any settlement. We cannot assure you that the ultimate outcome of the SEC investigation, any legal action by the SEC or any settlement will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in our filings with the SEC before deciding to invest in, or retain, shares of our common stock. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected.

The risk factor set forth below was included in the Original Filing. This Item 1A – Risk Factors in this Amended Filing has not been updated and does not set forth risks and uncertainties as of the date of this Amended Filing. Instead, those risks and uncertainties are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we intend to file with the SEC shortly after the filing of this Amended Filing. We urge you to carefully consider the risks and uncertainties that we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and in other documents that we subsequently file with the SEC.

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

ITT Educational Services, Inc.

Date: October 15, 2014	By:	/s/ Daniel M. Fitzpatrick
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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements