Form 10-Q/A
period 2013-06-30
ITT EDUCATIONAL SERVICES INC
filed 2014-10-16
CIK 922475

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

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the United States Securities and Exchange Commission (“SEC”) on July 26, 2013 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2013.

In February 2014, we commenced a review of the accounting for a variable interest that we held in a variable interest entity (“VIE”), which is a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”). We engaged significant internal and external resources to perform supplemental procedures to assist us in reviewing our financial statements and accounting practices (the “Supplemental Procedures”). As a result of the review and the Supplemental Procedures, on June 18, 2014, the Audit Committee of our Board of Directors determined that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. February 28, 2013 was the first date that we had the substantive unilateral right to remove the servicer of the private education loans owned by the PEAKS Trust (“PEAKS Trust Student Loans”). Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 to reflect our determination that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 (the “Consolidation”) and to reflect other corrections and reclassifications.

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of June 30, 2013 (unaudited);

•	our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 (unaudited);

•	our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 (unaudited);

•	our Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 (unaudited);

•	our Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

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

We have also revised our previously issued condensed consolidated financial statements as of and for the periods specified below to reflect certain immaterial corrections and reclassifications. In this Amended Filing, we have revised our:

•	Condensed Consolidated Balance Sheet as of June 30, 2012 (unaudited);

•	Condensed Consolidated Balance Sheet as of December 31, 2012;

•	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 (unaudited);

•	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 (unaudited);

•	Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2012 (unaudited); and

•	Condensed Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2012.

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

Index

Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited and as restated) and 2012 (unaudited) and December 31, 2012

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2013 (as restated) and 2012

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2013 (as restated) and 2012

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2013 (as restated) and 2012

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 (unaudited and as restated) and 2012 (unaudited) and the year ended December 31, 2012

Notes to Condensed Consolidated Financial Statements (as restated)

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
	(unaudited)		(unaudited)
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$182,568	$243,465	$161,198
Restricted cash	5,819	3,478	6,787
Accounts receivable, net	125,927	78,928	75,047
PEAKS Trust student loans, less allowance for loan losses of $0, $0 and $0	7,307	0	0
Deferred income taxes	68,215	44,547	16,859
Prepaid expenses and other current assets	20,015	16,162	14,571

Total current assets	409,851	386,580	274,462
Property and equipment, net	179,095	189,890	198,175
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $4,319, $0 and $0	101,375	0	0
Deferred income taxes	45,267	57,471	36,654
Other assets	31,990	41,263	49,360

Total assets	$767,578	$675,204	$558,651

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of PEAKS Trust senior debt	$102,695	$0	$0
Accounts payable	63,719	63,304	80,777
Accrued compensation and benefits	26,219	21,023	25,711
Other current liabilities	43,177	106,796	33,091
Deferred revenue	113,891	135,900	121,873

Total current liabilities	349,701	327,023	261,452
Long-term debt	120,000	140,000	150,000
PEAKS Trust senior debt, excluding current portion	124,983	0	0
Other liabilities	43,208	82,416	63,169

Total liabilities	637,892	549,439	474,621

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	195,141	197,113	189,267
Retained earnings	970,405	967,473	935,145
Accumulated other comprehensive (loss)	(7,787)	(7,930)	(9,147)
Treasury stock, 13,700,051; 13,744,395 and 13,749,764 shares, at cost	(1,028,444)	(1,031,262)	(1,031,606)

Total shareholders’ equity	129,686	125,765	84,030

Total liabilities and shareholders’ equity	$767,578	$675,204	$558,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (as restated)	2012	2013 (as restated)	2012

Revenue	$260,459	$328,061	$545,521	$667,270
Costs and expenses:
Cost of educational services	123,541	140,067	247,717	275,008
Student services and administrative expenses	98,335	105,895	200,056	207,214
Legal and other investigation costs	213	873	1,713	873
Loss related to loan program guarantees	0	3,906	3,803	6,960
Provision for PEAKS Trust student loan losses	4,319	0	4,319	0

Total costs and expenses	226,408	250,741	457,608	490,055

Operating income	34,051	77,320	87,913	177,215
(Loss) on consolidation of PEAKS Trust	0	0	(73,248)	0
Interest income	25	502	59	1,183
Interest (expense)	(7,369)	(1,254)	(10,943)	(1,801)

Income before provision for income taxes	26,707	76,568	3,781	176,597
Provision for income taxes	6,503	30,627	849	70,011

Net income	$20,204	$45,941	$2,932	$106,586

Earnings per share:
Basic	$0.86	$1.96	$0.13	$4.37
Diluted	$0.86	$1.95	$0.12	$4.34
Weighted average shares outstanding:
Basic	23,414	23,390	23,406	24,405
Diluted	23,550	23,529	23,516	24,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (as restated)	2012	2013 (as restated)	2012
Net income	$20,204	$45,941	$2,932	$106,586
Other comprehensive income, net of tax:
Net actuarial pension loss amortization, net of income tax of $182, $259, $393 and $531	286	404	619	827
Prior service (credit) amortization, net of income tax of $151, $152, $302 and $303	(238)	(237)	(476)	(474)
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0, $0 and $0	0	2	0	(21)

Other comprehensive income, net of tax	48	169	143	332

Comprehensive income	$20,252	$46,110	$3,075	$106,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (as restated)	2012	2013 (as restated)	2012
Cash flows from operating activities:
Net income	$20,204	$45,941	$2,932	$106,586
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,351	7,695	14,643	15,115
Provision for doubtful accounts	14,924	13,434	30,229	24,088
Deferred income taxes	1,484	(6,490)	(13,899)	(10,714)
Excess tax benefit from stock option exercises	0	(574)	0	(1,379)
Stock-based compensation expense	2,301	4,272	5,394	8,755
Settlement cost	0	0	(46,000)	0
Accretion of discount on PEAKS Trust student loans	(4,104)	0	(5,464)	0
Accretion of discount on PEAKS Trust senior debt	1,381	0	2,033	0
Provision for PEAKS Trust student loan losses	4,319	0	4,319	0
Loss on consolidation of PEAKS Trust	0	0	73,248	0
Other	71	96	365	(243)
Changes in operating assets and liabilities:
Restricted cash	874	842	(638)	485
Accounts receivable	(34,543)	(33,006)	(77,228)	(50,527)
PEAKS Trust student loans	3,392	0	4,579	0
Accounts payable	6	3,113	415	1,901
Other operating assets and liabilities	(2,121)	(14,875)	(8,032)	8,761
Deferred revenue	(6,737)	(58,274)	(22,009)	(104,670)

Net cash flows from operating activities	8,802	(37,826)	(35,113)	(1,842)

Cash flows from investing activities:
Facility expenditures and land purchases	(360)	(253)	(460)	(385)
Capital expenditures, net	(1,955)	(7,117)	(3,373)	(11,635)
Proceeds from sales and maturities of investments and repayment of notes	107	117,216	322	216,171
Purchase of investments and note advances	0	0	(1,241)	(63,545)

Net cash flows from investing activities	(2,208)	109,846	(4,752)	140,606

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	574	0	1,379
Proceeds from exercise of stock options	0	3,423	0	8,091
Debt issue costs	0	0	0	(1,525)
Proceeds from revolving borrowings	0	0	0	175,000
Repayment of revolving borrowings	(30,000)	(25,000)	(20,000)	(175,000)
Repayment of PEAKS Trust senior debt	(661)	0	(661)	0
Repurchase of common stock and shares tendered for taxes	(3)	(61,789)	(371)	(209,360)

Net cash flows from financing activities	(30,664)	(82,792)	(21,032)	(201,415)

Net change in cash and cash equivalents	(24,070)	(10,772)	(60,897)	(62,651)
Cash and cash equivalents at beginning of period	206,638	171,970	243,465	223,849

Cash and cash equivalents at end of period	$182,568	$161,198	$182,568	$161,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)			Total
	Common Stock					Common Stock in Treasury
	Shares	Amount				Shares	Amount
Balance as of December 31, 2011 (as revised – See Note 2)	37,069	$371	$184,207	$833,347	$(9,479)	(10,969)	$(839,341)	$169,105

For the six months ended June 30, 2012 (unaudited):
Net income				106,586				106,586
Other comprehensive income, net of income tax					332			332
Equity award vesting and exercises			(4,179)	(4,787)		266	17,057	8,091
Tax benefit from equity awards			930					930
Stock-based compensation			8,309					8,309
Common shares repurchased						(3,026)	(207,918)	(207,918)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(22)	(1,442)	(1,442)

Balance as of June 30, 2012	37,069	371	189,267	935,145	(9,147)	(13,750)	(1,031,606)	84,030

For the six months ended December 31, 2012 (unaudited):
Net income				32,384				32,384
Other comprehensive income, net of income tax					1,217			1,217
Equity award vesting and exercises			(45)	(56)		6	355	254
Tax benefit from equity awards			(12)					(12)
Stock-based compensation			7,903					7,903
Shares tendered for taxes							(11)	(11)

Balance as of December 31, 2012	37,069	371	197,113	967,473	(7,930)	(13,744)	(1,031,262)	125,765

For the six months ended June 30, 2013 (unaudited):
Net income (as restated)				2,932				2,932
Other comprehensive income, net of income tax					143			143
Equity award vesting and exercises			(3,189)			66	3,189	0
Tax benefit from equity awards			(4,177)					(4,177)
Stock-based compensation			5,394					5,394
Shares tendered for taxes						(22)	(371)	(371)

Balance as of June 30, 2013 (as restated)	37,069	$371	$195,141	$970,405	$(7,787)	(13,700)	$(1,028,444)	$129,686

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

The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. Arrangements where we have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we are required to consolidate the other party in our condensed consolidated financial statements. See Note 8 – Variable Interest Entities, for a further discussion of the VIEs in which we held a variable interest and the consolidation of the PEAKS Trust in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2013.

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

In addition, we corrected certain unrelated, immaterial errors as part of the restatement of the unaudited condensed consolidated financial statements in this Amended Filing. These immaterial errors related to:

•	the reassessment of the recognition of revenue with respect to students who withdrew from a program of study in the three and six months ended June 30, 2013, which, resulted in adjustments to the amount of revenue, the provision for doubtful accounts (which is included in student services and administrative expenses) and accounts receivable, net recorded in those periods;

•	the calculation of the contingent loss for a risk sharing agreement (the “2009 RSA”) that we entered into on February 20, 2009 with an unaffiliated entity (the “2009 Entity”) in connection with other agreements to create a program that made private education loans available to our students to help pay the students’ cost of education that financial aid from federal, state and other sources did not cover (the “2009 Loan Program”), which resulted in adjustments to the loss from loan program guarantees and other liabilities as of and for the three and six months ended June 30, 2013;

•	the classification of the 2009 RSA contingent liability, which resulted in an increase to other current liabilities and a decrease to other liabilities as of June 30, 2013; and

•	the classification of funds held for students from federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”) that result in a credit balance on a student’s account, which resulted in an increase to restricted cash and a decrease to cash and cash equivalents as of June 30, 2013.

Our restated condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 reflect the correction of those errors in the period in which they arose. The amounts related to the correction of these immaterial errors are shown in the Other Adjustments column in the tables below.

Our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Shareholders’ Equity as of June 30, 2013, December 31, 2012 and June 30, 2012 also reflect the cumulative corrections related to:

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

In addition, we reclassified legal and other investigation costs, which were previously recorded in cost of educational services and in student services and administrative expenses, to a separate line in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013. The amounts of those reclassifications are shown in the Reclassifications column in the applicable tables below.

A reconciliation of previously reported amounts to the restated, corrected and reclassified amounts is set forth in the tables below. Amounts shown in the Consolidation of PEAKS Trust column include the financial results of the PEAKS Trust and the amounts that were eliminated from our financial statements as a result of the Consolidation.

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items on our Condensed Consolidated Balance Sheet as of June 30, 2013:

	As of June 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust		Other Adjustments		As Restated
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$185,408	$0		$(2,840)		$182,568
Restricted cash	776	2,203		2,840		5,819
Accounts receivable, net	123,076	0		2,851		125,927
PEAKS Trust student loans, less allowance for loan losses	0	7,307		0		7,307
Deferred income taxes	29,131	39,084		0		68,215
Total current assets	358,179	48,821		2,851		409,851
PEAKS Trust student loans, excluding current portion, less allowance for loan losses	0	101,375		0		101,375
Deferred income taxes	52,759	(8,981)		1,489		45,267
Other assets	39,440	(7,450	) (a)	0		31,990
Total assets	629,473	133,765		4,340		767,578
Current portion of PEAKS Trust senior debt	0	102,695		0		102,695
Other current liabilities	41,521	(21,510	) (a)	23,166	(b)	43,177
Total current liabilities	245,350	81,185		23,166		349,701
PEAKS Trust senior debt, excluding current portion	0	124,983		0		124,983
Other liabilities	84,191	(22,796	) (a)	(18,187	) (b)	43,208
Total liabilities	449,541	183,372		4,979		637,892
Capital surplus	204,731	0		(9,590)		195,141
Retained earnings	1,011,061	(49,607)		8,951		970,405
Total shareholders’ equity	179,932	(49,607)		(639)		129,686
Total liabilities and shareholders’ equity	629,473	133,765		4,340		767,578

(a)	Includes amounts that were eliminated from our consolidated financial statements as a result of the Consolidation, primarily the contingent liability and estimated recoveries associated with payments made under the PEAKS Guarantee.
(b)	These amounts represent the increase to the contingent loss associated with the 2009 RSA and the reclassification, from long-term to current, that portion expected to be paid within 12 months of June 30, 2013.

The following table sets forth the effect of the Consolidation, correction of errors and reclassifications in our Condensed Consolidated Statement of Income for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	Reclassi- fications	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$259,936	$4,104	$(3,581)	$0	$260,459
Costs and expenses:
Cost of educational services	123,828	0	0	(287)	123,541
Student services and administrative expenses	100,903	1,559	(4,201)	74	98,335
Legal and other investigation costs	0	0	0	213	213
Provision for PEAKS Trust student loan losses	0	4,319	0	0	4,319

Total costs and expenses	224,731	5,878	(4,201)	0	226,408

Operating income (loss)	35,205	(1,774)	620	0	34,051
(Loss) on consolidation of PEAKS Trust	0	0	0	0	0
Interest income	172	(147)	0	0	25
Interest (expense)	(1,113)	(6,256)	0	0	(7,369)

Income (loss) before provision for income taxes	34,264	(8,177)	620	0	26,707
Provision (benefit) for income taxes	13,405	(7,141)	239	0	6,503

Net income (loss)	$20,859	$(1,036)	$381	$0	$20,204

Earnings per share:
Basic	$0.89				$0.86
Diluted	$0.89				$0.86
Weighted average shares outstanding:
Basic	23,414				23,414
Diluted	23,550				23,550

The following table sets forth the effect of the Consolidation, correction of errors and reclassifications in our Condensed Consolidated Statement of Income for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	Reclass- ifications	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$547,647	$5,464	$(7,590)	$0	$545,521
Costs and expenses:
Cost of educational services	249,049	0	0	(1,332)	247,717
Student services and administrative expenses	207,185	2,078	(8,826)	(381)	200,056
Legal and other investigation costs	0	0	0	1,713	1,713
Loss related to loan program guarantees	3,464	0	339	0	3,803
Provision for PEAKS Trust student loan losses	0	4,319	0	0	4,319

Total costs and expenses	459,698	6,397	(8,487)	0	457,608

Operating income (loss)	87,949	(933)	897	0	87,913
(Loss) on consolidation of PEAKS Trust	0	(73,248)	0	0	(73,248)
Interest income	206	(147)	0	0	59
Interest (expense)	(2,265)	(8,678)	0	0	(10,943)

Income (loss) before provision for income taxes	85,890	(83,006)	897	0	3,781
Provision (benefit) for income taxes	33,901	(33,399)	347	0	849

Net income (loss)	$51,989	$(49,607)	$550	$0	$2,932

Earnings per share:
Basic	$2.22				$0.13
Diluted	$2.21				$0.12
Weighted average shares outstanding:
Basic	23,406				23,406
Diluted	23,516				23,516

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$20,859	$(1,036)	$381	$20,204
Comprehensive income	20,907	(1,036)	381	20,252

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$51,989	$(49,607)	$550	$2,932
Comprehensive income	52,132	(49,607)	550	3,075

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$20,859	$(1,036)	$381	$20,204
Provision for doubtful accounts	19,038	0	(4,114)	14,924
Deferred income taxes	3,123	(1,639)	0	1,484
Accretion of discount on PEAKS Trust student loans	0	(4,104)	0	(4,104)
Accretion of discount on PEAKS Trust senior debt	0	1,381	0	1,381
Provision for PEAKS Trust student loan losses	0	4,319	0	4,319
Restricted cash	(57)	397	534	874
Accounts receivable	(38,037)	0	3,494	(34,543)
PEAKS Trust student loans	0	3,392	0	3,392
Other operating assets and liabilities	(311)	(2,049)	239	(2,121)
Net cash flows from operating activities	7,607	661	534	8,802
Repayment of PEAKS Trust senior debt	0	(661)	0	(661)
Net cash flows from financing activities	(30,003)	(661)	0	(30,664)

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$51,989	$(49,607)	$550	$2,932
Provision for doubtful accounts	38,923	0	(8,694)	30,229
Deferred income taxes	16,334	(26,902)	(3,331)	(13,899)
Accretion of discount on PEAKS Trust student loans	0	(5,464)	0	(5,464)
Accretion of discount on PEAKS Trust senior debt	0	2,033	0	2,033
Provision for PEAKS Trust student loan losses	0	4,319	0	4,319
Loss on consolidation of PEAKS Trust	0	73,248	0	73,248
Restricted cash	(175)	(500)	37	(638)
Accounts receivable	(84,686)	0	7,458	(77,228)
PEAKS Trust student loans	0	4,579	0	4,579
Other operating assets and liabilities	(11,004)	(509)	3,482	(8,032)
Net cash flows from operating activities	(35,811)	661	0	(35,113)
Repayment of PEAKS Trust senior debt	0	(661)	0	(661)
Net cash flows from financing activities	(20,371)	(661)	0	(21,032)

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data:
Net income (loss)	$51,989	$(49,607)	$550	$2,932
Balance as of June 30, 2013	179,932	(49,607)	(639)	129,686

Revision of 2012 Financial Statements. In connection with the performance of the Supplemental Procedures, we also identified corrections to our 2012 financial statements related to:

•	the recognition of revenue with respect to students who withdrew from a program of study; and

•	the calculation of the contingent loss for the 2009 RSA.

We evaluated the cumulative impact of those items on prior periods under the guidance in ASC 250, “Accounting Changes and Error Corrections” (“ASC 250”), relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality.” We also evaluated the impact of correcting those items through an adjustment to our financial statements for the three and six months ended June 30, 2013 and fiscal year ended December 31, 2013. We concluded, based on the guidance in ASC 250 relating to SAB No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,” that the correction of those items in our 2012 fiscal year would not be material, but would be material if corrected out-of-period in our 2013 fiscal year. As a result, we have revised our unaudited condensed consolidated financial statements as of and for the three months and year to date ended March 31, 2012, June 30, 2012 and September 30, 2012 and our audited consolidated financial statements as of and for the fiscal year ended December 31, 2012 to reflect the correction of those items that should have been recognized in those periods. The amounts of the corrections as of June 30, 2012 and December 31, 2012 and for the three and six months ended June 30, 2012 are shown in the Revisions column in the tables below.

Our revised Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Shareholders’ Equity as of June 30, 2012 and December 31, 2012 also reflect the correction of the classification of amounts related to the vesting of RSUs from retained earnings to capital surplus. The amounts of these corrections related to our Condensed Consolidated Balance Sheets were not material and are shown in the Revisions column in the tables below. The December 31, 2011 amounts presented in our Condensed Consolidated Statement of Shareholders’ Equity reflect an adjustment to increase retained earnings by $5,366 and decrease capital surplus by $5,366 for the cumulative effect of the classification of the vesting of RSUs. We also increased retained earnings as of December 31, 2011 in our Condensed Consolidated Statement of Shareholders’ Equity by $306 for the cumulative effect of the adjustments for the recognition of revenue with respect to students who withdrew from a program of study in prior periods.

We also corrected the classification of funds held for students from Title IV Programs that result in a credit balance on a student’s account to include those amounts in restricted cash on our Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2012. The amounts of these corrections were not material and are shown in the Revisions column in the tables below.

We also corrected the classification of losses related to loan program guarantees, which were previously recorded as reductions to revenue in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 to report those amounts on a separate line. The amount of that correction is shown in the Revisions column in the tables below.

In addition, we reclassified legal and other investigation costs, which were previously recorded in cost of educational services and in student services and administrative expenses, to a separate line in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012. The amounts of those reclassifications are shown in the Reclassifications column in the applicable tables below.

The following tables set forth the effect of the revisions on the affected line items on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of June 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$167,234	$(6,036)	$161,198
Restricted cash	751	6,036	6,787
Accounts receivable, net	73,675	1,372	75,047
Total current assets	273,090	1,372	274,462
Deferred income taxes	36,016	638	36,654
Total assets	556,641	2,010	558,651
Other current liabilities	19,454	13,637	33,091
Total current liabilities	247,815	13,637	261,452
Other liabilities	74,615	(11,446)	63,169
Total liabilities	472,430	2,191	474,621
Capital surplus	198,812	(9,545)	189,267
Retained earnings	925,781	9,364	935,145
Total shareholders’ equity	84,211	(181)	84,030
Total liabilities and shareholders’ equity	556,641	2,010	558,651

	As of December 31, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$246,342	$(2,877)	$243,465
Restricted cash	601	2,877	3,478
Accounts receivable, net	77,313	1,615	78,928
Total current assets	384,965	1,615	386,580
Deferred income taxes	56,112	1,359	57,471
Total assets	672,230	2,974	675,204
Other current liabilities	86,722	20,074	106,796
Total current liabilities	306,949	20,074	327,023
Other liabilities	98,327	(15,911)	82,416
Total liabilities	545,276	4,163	549,439
Capital surplus	206,703	(9,590)	197,113
Retained earnings	959,072	8,401	967,473
Total shareholders’ equity	126,954	(1,189)	125,765
Total liabilities and shareholders’ equity	672,230	2,974	675,204

The following tables set forth the effect of the revisions and reclassifications on the affected line items in our Condensed Consolidated Statements of Income for the periods indicated.

	Three Months Ended June 30, 2012
	As Previously Reported	Revisions	Reclassifications	As Revised and Reclassified
Condensed Consolidated Statement of Income Data:
Revenue	$329,825	$(1,764)	$0	$328,061
Cost of educational services	140,940	0	(873)	140,067
Student services and administrative expenses	111,467	(5,572)	0	105,895
Legal and other investigation costs	0	0	873	873
Loss related to loan program guarantees	0	3,906	0	3,906
Total costs and expenses	252,407	(1,666)	0	250,741
Income before provision for income taxes	76,666	(98)	0	76,568
Provision for income taxes	30,664	(37)	0	30,627
Net income	46,002	(61)	0	45,941
Earnings per share:
Basic	$1.97			$1.96
Diluted	$1.96			$1.95

	Six Months Ended June 30, 2012
	As Previously Reported	Revisions	Reclassifications	As Revised and Reclassified
Condensed Consolidated Statement of Income Data:
Revenue	$671,619	$(4,349)	$0	$667,270
Cost of educational services	275,881	0	(873)	275,008
Student services and administrative expenses	217,733	(10,519)	0	207,214
Legal and other investigation costs	0	0	873	873
Loss related to loan program guarantees	0	6,960	0	6,960
Total costs and expenses	493,614	(3,559)	0	490,055
Income before provision for income taxes	177,387	(790)	0	176,597
Provision for income taxes	70,314	(303)	0	70,011
Net income	107,073	(487)	0	106,586
Earnings per share:
Basic	$4.39			$4.37
Diluted	$4.36			$4.34

The following tables set forth the effect of the revisions on the affected line items in our Condensed Consolidated Statements of Comprehensive Income for the periods indicated.

	Three Months Ended June 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Net income	$46,002	$(61)	$45,941
Comprehensive income	46,171	(61)	46,110

	Six Months Ended June 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Net income	$107,073	$(487)	$106,586
Comprehensive income	107,405	(487)	106,918

The following table sets forth the effect of the revisions on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2012.

	Three Months Ended June 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income	$46,002	$(61)	$45,941
Provision for doubtful accounts	19,006	(5,572)	13,434
Deferred income taxes	(6,334)	(156)	(6,490)
Restricted cash	372	470	842
Accounts receivable	(38,270)	5,264	(33,006)
Other operating assets and liabilities	(15,400)	525	(14,875)
Net cash flows from operating activities	(38,296)	470	(37,826)

The following table sets forth the effect of the revisions on the affected line items in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012.

	Six Months Ended June 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income	$107,073	$(487)	$106,586
Provision for doubtful accounts	34,607	(10,599)	24,008
Deferred income taxes	(10,076)	(638)	(10,714)
Restricted cash	1,377	(892)	485
Accounts receivable	(60,176)	9,649	(50,527)
Other operating assets and liabilities	6,766	1,995	8,761
Net cash flows from operating activities	(950)	(892)	(1,842)

The revisions had an effect on capital surplus, retained earnings and total shareholders’ equity as of June 30, 2012 and December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, and that effect is shown in the Condensed Consolidated Balance Sheet Data tables above. The revisions had an effect on net income for the six months ended June 30, 2012 and six months ended December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity. The effect of the revisions on net income for the six months ended June 30, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, is shown in the Condensed Consolidated Statement of Income Data table above. Net income for the six months ended December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, decreased $1,008 as a result of the revisions.

3.	Accounting Policies

Subsequent to December 31, 2012, we added or updated the following significant accounting policies which primarily relate to the PEAKS Trust, a VIE, that has been consolidated in our condensed consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation.

Restricted Cash. Beginning on February 28, 2013, we consolidated the PEAKS Trust, a VIE, in our condensed consolidated financial statements. Funds held by the PEAKS Trust are classified as restricted cash on our Condensed Consolidated Balance Sheet, because those funds can only be used to satisfy the obligations of the PEAKS Trust. Funds held by the PEAKS Trust included in restricted cash on our Condensed Consolidated Balance Sheet as of June 30, 2013 were $2,203.

In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Condensed Consolidated Balance Sheet. The amount of these funds included in restricted cash on our Condensed Consolidated Balance Sheet as of June 30, 2013 was $2,840.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of June 30, 2013:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$181,630	$181,630	$0	$0
Restricted cash:
Money market fund	2,840	2,840	0	0
Other assets:
Money market fund	8,625	8,625	0	0

	$193,095	$193,095	$0	$0

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2012:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$160,231	$160,231	$0	$0
Restricted cash:
Money market fund	6,036	6,036	0	0
Other assets:
Money market fund	8,620	8,620	0	0

	$174,887	$174,887	$0	$0

We used quoted prices in active markets for identical assets as of the measurement date to value our financial assets that were categorized as Level 1.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis in our Consolidated Balance Sheets as of June 30, 2013 or 2012.

As of June 30, 2013, the carrying value of the PEAKS Trust Student Loans was $109,045 and the estimated fair value of the PEAKS Trust Student Loans was approximately $128,200. The fair value of the PEAKS Trust Student Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Trust Student Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Condensed Consolidated Balance Sheet was approximately $2,600 as of June 30, 2013, $9,600 as of December 31, 2012 and $19,000 as of June 30, 2012. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

        Each of the carrying value and the estimated fair value of our debt under our credit agreement was approximately $120,000 as of June 30, 2013, $140,000 as of December 31, 2012 and $150,000 as of June 30, 2012. The fair value of our debt under our credit agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our debt under our credit agreement. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

As of June 30, 2013, the carrying value of the PEAKS Senior Debt was approximately $227,678. The estimated fair value of the PEAKS Senior Debt was approximately $227,400 as of June 30, 2013. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

Our consolidated financial statements for periods after February 28, 2013 include the PEAKS Trust after the Consolidation, because we were considered to have control over the PEAKS Trust under ASC 810 as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 13 – Contingencies.

        Based on our analysis, we also concluded that we were not the primary beneficiary of the 2009 Entity as of June 30, 2013, because we did not have the power to direct the servicing activities of the private education loans owned by the 2009 Entity. As a result, we are not required under ASC 810 to consolidate the 2009 Entity in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2013. Our conclusion that we were not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements arising from our conclusion that we were not the primary beneficiary of the 2009 Entity. The 2009 Entity is discussed in more detail below.

We may become the primary beneficiary of the 2009 Entity, if the entity that performs the servicing activities for the 2009 Entity (the “2009 Loan Program Servicer”) fails to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the private education loans made under the 2009 Loan Program (the “2009 Servicing Agreement”). If the 2009 Loan Program Servicer fails to meet those performance criteria, we have the right to terminate the 2009 Servicing Agreement and, therefore, would be considered to have the power to direct the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity. If that occurs, we would be required to consolidate the 2009 Entity in our consolidated financial statements. As of June 30, 2013, we believed that the performance criteria specified in the 2009 Servicing Agreement were met and, therefore, we did not have the right to terminate the 2009 Servicing Agreement. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that this right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015.

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

The Subordinated Note does not bear interest and was recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012. Prior to October 1, 2012, the discount was amortized and recognized in Interest income in our Condensed Consolidated Statements of Income over the term of the Subordinated Note. The maturity date of the Subordinated Note is in March 2026. The amount owed to us under the Subordinated Note was approximately $73,000 as of December 31, 2012. The carrying value of the Subordinated Note was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013.

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

In the three months ended December 31, 2012, we determined that it was probable that we would not collect the carrying value of the Subordinated Note and, therefore, concluded that the Subordinated Note was impaired. We recorded an impairment charge in the amount of approximately $10,300, which equaled the total carrying value of the Subordinated Note prior to recording the impairment charge. The carrying value of the Subordinated Note was approximately $0 as of December 31, 2012 and $10,200 as of June 30, 2012, and was included on our Condensed Consolidated Balance Sheets in Other assets. The carrying value of the Subordinated Note was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements. We did not recognize any interest income related to the Subordinated Note in our Condensed Consolidated Statements of Income after September 30, 2012.

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts that we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. As of December 31, 2012, we had made payments totaling $12,342 under the PEAKS Guarantee (excluding Payments on Behalf of Borrowers), which we expected to be repaid to us (the “PEAKS Guarantee Receivable”). The PEAKS Guarantee Receivable was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements. See Note 13 –Contingencies, for a further discussion of the PEAKS Guarantee.

We did not consolidate the PEAKS Trust in our consolidated financial statements as of December 31, 2012 or June 30, 2012, because we concluded that we were not the primary beneficiary of the PEAKS Trust prior to February 28, 2013. We did, however, include the PEAKS Guarantee Receivable, net of accrued discount, and the contingent liability related to the PEAKS Guarantee in our consolidated financial statements as of December 31, 2012. We did not record a PEAKS Guarantee Receivable or a contingent liability related to the PEAKS Guarantee in our condensed consolidated financial statements as of June 30, 2012. See Note 13 – Contingencies, for a further discussion of those amounts.

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

The fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 by $112,748. The amount of this excess was reduced by $39,500, which represented the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. As a result, we recognized a total loss of $73,248 in our Condensed Consolidated Statement of Income for the six months ended June 30, 2013 related to the Consolidation.

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheet as of June 30, 2013:

	As of June 30, 2013
	Assets	Liabilities
Restricted cash	$2,203
PEAKS Trust student loans, less allowance for loan losses of $0	7,307
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $4,319	101,375
Current portion of PEAKS Trust senior debt		$102,695
Other current liabilities		559
PEAKS Trust senior debt, excluding current portion		124,983

Total	$110,885	$228,237

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on the Consolidation, that were included in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue	$4,104	$5,464
Student services and administrative expenses	1,559	2,078
Provision for PEAKS Trust student loan losses	4,319	4,319
Interest expense	6,256	8,678

Income (loss) before provision for income taxes	$(8,030)	$(9,611)

The revenue of the PEAKS Trust consists of interest income from the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Condensed Consolidated Statements of Income. The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of June 30, 2013. Interest expense of the PEAKS Trust represents interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

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

Prior to the Consolidation, Payments on Behalf of Borrowers were reflected on our financial statements as a reduction to our contingent liability accrual. Following the Consolidation, Payments on Behalf of Borrowers were not reflected on our financial statements, since those payments were intercompany transactions, that were eliminated from our financial statements as a result of the Consolidation.

The following table sets forth the guarantee payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program in the periods indicated:

Type of Payment	January 1, 2013 Through February 28, 2013 (1)	March 1, 2013 Through June 30, 2013 (1)	Total Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
PEAKS Guarantee	$854	$385	$1,239	$258
Payments on Behalf of Borrowers	532	4,613	5,145	0

Total	$1,386	$4,998	$6,384	$258

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.

From July 1, 2013 through January 2014, we made Payments on Behalf of Borrowers of $8,186. In March 2014, we entered into a letter agreement, dated as of March 17, 2014, with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “Letter Agreement”), in order to resolve differing interpretations of the permissibility of the Payments on Behalf of Borrowers under the PEAKS Program documents. Pursuant to the Letter Agreement, the trustee agreed to waive, and the holders of the PEAKS Senior Debt consented to the waiver of, any:

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

(collectively, “Discharge Payments”). We determined that the ability to make Discharge Payments as of June 30, 2013 did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Regular Payments	$77	$439	$383	$668
Discharge Payments	0	0	0	0
Recoveries from Charged-Off Loans	(0)	(50)	(103)	(87)

Total	$77	$389	$280	$581

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$7,577 in the three months ended June 30, 2013; and

•	$8,114 in the six months ended June 30, 2013.

Approximately $6,786 of the amount that we claimed as an offset against the Revolving Note in each of the three and six months ended June 30, 2013 related to our election to make Discharge Payments. See Note 13 – Contingencies, for a further discussion of the offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013. In the three months ended June 30, 2013, the 2009 Entity did not remit to us $173 of recoveries from charged-off loans that were owed to us. In the six months ended June 30, 2013, the 2009 Entity did not remit to us $227 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of June 30, 2013. See Note 13 – Contingencies, for a further discussion of the 2009 RSA. We determined that claiming an offset against the Revolving Note for Regular Payments or Discharge Payments did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity as of and for the three and six months ended June 30, 2013 and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

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

        The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of June 30, 2013, $8,300 as of December 31, 2012 and $8,700 as of June 30, 2012. In the three months ended December 31, 2012, we determined that circumstances indicated it was probable that we would not collect the full carrying value of the Revolving Note and, therefore, concluded that the Revolving Note was impaired. We recorded an impairment charge in the amount of $4,900, which equaled the amount that the carrying value of the Revolving Note exceeded the present value of the expected future cash flows from that note. The carrying value of the Revolving Note prior to recording the impairment charge was approximately $7,800. The carrying value of the Revolving Note was approximately $2,600 as of June 30, 2013, $2,900 as of December 31, 2012 and $8,400 as of June 30, 2012 and was included on our Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets as of June 30, 2013 and in Other assets as of December 31, 2012 and June 30, 2012. We have not recognized any interest income related to the Revolving Note in our Condensed Consolidated Statements of Income during the time that the Revolving Note has been impaired.

9.	PEAKS Trust Student Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheet as of June 30, 2013. The PEAKS Trust Student Loans are included in the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet.

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the period indicated:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance at beginning of period	$0	$0
Loans charged off	0	0
Recoveries from charged off loans	0	0
Provision for loan losses	4,319	4,319

Balance at end of period	$4,319	$4,319

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Modifications were made to PCI Loans in the three and six months ended June 30, 2013 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

As of June 30, 2013, the outstanding balance of the PEAKS Trust Student Loans, including accrued interest, was approximately $274,700. The carrying amount of the PEAKS Trust Student Loans included under the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet was $109,045 as of June 30, 2013. The PEAKS Trust Student Loans were not included on our Condensed Consolidated Balance Sheets prior to February 28, 2013.

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, for the period indicated:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$99,593	$58,111	$0	$0
Additions resulting from the Consolidation	0	0	100,953	58,843
Accretion	(4,104)	(2,216)	(5,464)	(2,948)
Reclassification from nonaccretable difference and changes in expected cash flows	3,986	4,638	3,986	4,638

Balance at end of period	$99,475	$60,533	$99,475	$60,533

10.	Debt

On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014 (the “Third Amendment”), July 30, 2014 (the “Fourth Amendment”) and September 15, 2014 (the “Fifth Amendment”) , and we entered into a Consent to Credit Agreement, which is effective upon the delivery by us to the lenders of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Consent”). The Credit Agreement, as so amended and including the Consent, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement has a maturity date of March 21, 2015.

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

As of June 30, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $120,000. Borrowings under the Amended Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the ratio of our total Indebtedness (as defined in the Amended Credit Agreement and which primarily includes outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Amended Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	3.30% per annum in the three and six months ended June 30, 2013;

•	2.70% per annum in the three months ended June 30, 2012; and

•	2.10% per annum in the six months ended June 30, 2012.

The commitment fee under the Amended Credit Agreement was 0.40% as of June 30, 2013.

The following table sets forth the total interest expense and fees (including the facility fee and commitment fee) that we recognized on our borrowings under the Amended Credit Agreement or the prior credit agreement, as applicable, in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense and fees	$973	$1,115	$1,986	$1,662

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of June 30, 2013, after giving effect to the Third Amendment and the Fourth Amendment. The Third Amendment provides that noncompliance with the Leverage Ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, and noncompliance with the fixed charge coverage ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 (in each case, before giving effect to the Third Amendment) have been waived by the lenders. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consent, taken together:

•	provided that our consolidated financial statements (and related certificates) as of and for the fiscal year ended December 31, 2013, did not have to be furnished by us to the lenders until October 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended March 31, 2014, do not have to be furnished by us to the lenders until November 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended June 30, 2014, do not have to be furnished by us to the lenders until November 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended September 30, 2014, do not have to be furnished by us to the lenders until December 15, 2014;

•	amend certain covenants to allow for the Consolidation beginning on February 28, 2013, and for other factors; and

•	waive certain defaults related to our financial reporting.

The Amended Credit Agreement:

•	is secured by a pledge of the equity interests of our subsidiaries;

•	is guaranteed by one of our subsidiaries;

•	is secured by security interests in substantially all of our personal property and the personal property of the subsidiary guarantor; and

•	is secured by the mortgages on 30 separate parcels of land owned by us, including all of the improvements thereto and fixtures thereon (the “Mortgaged Property”).

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

The Fifth Amendment provides that the ED Letter of Credit will not be issued, unless we have previously delivered certain real estate due diligence items related to the Mortgaged Property. In addition, the Fifth Amendment allows for the ED Letter of Credit, if issued, to have a term ending not later than November 15, 2019.

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

        For the period February 28, 2013 through June 30, 2013, our condensed consolidated financial statements consolidate the PEAKS Trust. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. The amounts received during the period from July 1, 2013 through June 30, 2014 by the PEAKS Trust from PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, were not material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the indenture under the PEAKS Program (the “PEAKS Indenture”), including, among other things:

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

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation, we were not in compliance with those metrics as of June 30, 2013. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 13 –Contingencies, for a further discussion of the PEAKS Guarantee.

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

        As of June 30, 2013, the outstanding principal balance of the PEAKS Senior Debt was approximately $256,900 and the carrying value was $227,678. We recorded $102,695 as a current liability as of June 30, 2013, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following June 30, 2013 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 9.6% per annum in the three months ended June 30, 2013 and approximately 10.3% per annum in the six months ended June 30, 2013. We recognized interest expense on the PEAKS Senior Debt of:

•	$6,256 in the three months ended June 30, 2013, which included $1,382 of discount accretion; and

•	$8,678 in the six months ended June 30, 2013, which included $2,033 of discount accretion.

11.	Earnings Per Common Share

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

12.	Employee Pension Benefits

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

The reclassification of prior service costs or credits and actuarial gains or losses from Accumulated other comprehensive loss are included in the computation of net periodic pension benefit cost (income). Net periodic pension benefit cost (income) was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Condensed Consolidated Statements of Income in the three and six months ended June 30, 2013.

13.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2013, the total face amount of those surety bonds was approximately $24,000. As of June 30, 2013, we also had issued approximately $2,246 of letters of credit to our workers’ compensation insurers.

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

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
PEAKS Guarantee (1)	$0	$47,500	$0
2009 RSA	31,982	28,232	13,028
2007 RSA (2)	0	46,000	24,250
Other	6,970	5,246	5,946

Total	$38,952	$126,978	$43,224

Other current liabilities	$37,011	$85,655	$19,260
Other liabilities	1,941	41,323	23,964

Total	$38,952	$126,978	$43,224

(1)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation.
(2)	As defined below.

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12-month period following the dates indicated. As of June 30, 2013, amounts in Other current liabilities included $8,114 that we claimed as an offset against amounts owed to us under the Revolving Note. See “—Guarantees,” for a further discussion of the amounts we claimed as offsets under the Revolving Note. The amounts included in Other liabilities primarily related to our estimated contingent liabilities for the 2009 RSA as of June 30, 2013, the PEAKS Guarantee and the 2009 RSA as of December 31, 2012 and the 2009 RSA and the 2007 RSA as of June 30, 2012, and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed 10 years.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$38,648	$38,734	$126,978	$36,028
Increases (decreases) from:
Additional accruals:
PEAKS Guarantee	0	0	0	0
2009 RSA	0	3,906	3,803	6,960
2007 RSA	0	0	0	0
Other, net	381	1,234	1,951	1,075
Payments, net of recoveries of $0, $50, $103 and $87 (1)	(77)	(392)	(280)	(581)
Payments under PEAKS Guarantee, net of estimated recoveries of $0, $0, $723 and $0	0	(258)	(516)	(258)
Payments on Behalf of Borrowers	(3,290)	0	(5,145)	0
Settlement payment – 2007 RSA	0	0	(46,000)	0
Elimination of intercompany transactions (2)	3,290	0	4,275
Elimination of PEAKS Guarantee accrual (3)	0	0	(46,114)	0

Balance at end of period	$38,952	$43,224	$38,952	$43,224

(1)	Includes payments, net of recoveries, under the 2009 RSA.
(2)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we have eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the Consolidation. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation.
(3)	As a result of the Consolidation, we have eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

We had guaranteed the repayment of private education loans made by a lender to our students in 2007 and early 2008 (the “2007 RSA”) that the lender charged off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. In January 2013, we paid $46,000 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which amount is included in the Settlement payment – 2007 RSA line item in the six months ended June 30, 2013 in the table above. The liability for this settlement was included in Other current liabilities on our Condensed Consolidated Balance Sheet as of December 31, 2012.

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

In connection with estimating our recorded liability for claims and contingencies as of June 30, 2013, December 31, 2012 and June 30, 2012, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. In order to estimate the possible range of losses under the PEAKS Guarantee (for the year ended December 31, 2012 and the six months ended June 30, 2012 only) and 2009 RSA (collectively, the “RSAs”), we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program and PEAKS Program over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years from the date of disbursement. Therefore, our estimate of the possible range of losses under the RSAs was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

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

We consulted with third-party consumer credit consulting firms in arriving at our assumptions and estimates. The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the 2009 RSA. With respect to our guarantee obligations under the 2009 RSA, we believe that it is reasonably possible that we may incur losses in an estimated range of $1,000 less than to $14,000 greater than the liability recorded as of June 30, 2013 for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of June 30, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

We believe that it is probable that we will make additional payments under the 2009 RSA. The following table sets forth our projections as of June 30, 2013 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity in the periods indicated:

Year	Estimated Regular Payments	Estimated Discharge Payments	Estimated Total Payments	Estimated Recoveries
2013 (1)	$0	$27,027	$27,027	$(650)
2014	0	10,432	10,432	(1,820)
2015	0	4,333	4,333	(2,490)
2016	0	933	933	(2,570)
2017 and later	0	140	140	(2,653)

Total	$0	$42,865	$42,865	$(10,183)

(1)	Estimated payments and recoveries between July 1, 2013 and December 31, 2013.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2013, December 31, 2012 and June 30, 2012, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were not in compliance with those covenants as of June 30, 2013.

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

The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

	January 1, 2013 Through February 28, 2013(1)(2)	March 1, 2013 Through June 30, 2013(1)(2)	Total Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Type of Payment (Receipt)
Guarantee:
PEAKS Program	$854	$385	$1,239	$258
2009 RSA Regular Payments	0	0	383	668
2009 RSA Discharge Payments	0	0	0	0
Payments on Behalf of Borrowers	532	4,613	5,145	0
2009 RSA-Recoveries from Charged-Off Loans	0	0	(103)	(87)

Total	$1,386	$4,998	$6,664	$839

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated including the periods after the Consolidation.
(2)	The 2009 RSA payments are made to, and recoveries are received from, the 2009 Entity. The 2009 Entity was not consolidated in our consolidated financial statements and, therefore, separate disclosure of amounts paid or received before and after the February 28, 2013 date of Consolidation is not applicable.

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$7,577 in the three months ended June 30, 2013; and

•	$8,114 in the six months ended June 30, 2013.

Approximately $6,786 of the amount that we claimed as an offset against the Revolving Note in each of the three and six months ended June 30, 2013 related to our election to make Discharge Payments. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013. In the three months ended June 30, 2013, the 2009 Entity did not remit to us $173 of recoveries from charged-off loans that were owed to us. In the six months ended June 30, 2013, the 2009 Entity did not remit to us $227 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of June 30, 2013.

In the first quarter of 2013, we notified the 2009 Entity that:

•	we had determined that the 2009 Entity was in default of its obligations to us under the loan and security agreement pursuant to which the Revolving Note was issued (the “2009 Loan Agreement”);

•	as a result of that default, all amounts under the Revolving Note were immediately due and payable; and

•	we would not make payments under the 2009 RSA, until we received credit for the full amount due us under the Revolving Note, based on the provisions of the 2009 Loan Agreement and the 2009 RSA that allow us to set off amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note.

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

This management’s discussion and analysis of financial condition and results of operations reflects the fact that we have:

•	restated our previously issued financial statements as of and for the three and six months ended June 30, 2013; and

•	revised our previously issued financial statements as of and for the three and six months ended June 30, 2012 and certain of our previously issued financial statements as of and for the twelve months ended December 31, 2012.

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

Consolidation and Core Operations

In February 2014, we commenced a review of the accounting for a variable interest that we held in the PEAKS Trust, a VIE. We engaged significant internal and external resources to perform Supplemental Procedures to assist us in reviewing our financial statements and accounting practices. As a result of the review and the Supplemental Procedures, on June 18, 2014, the Audit Committee of our Board of Directors determined that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. February 28, 2013 was the first date that we had the substantive unilateral right to remove the servicer of the PEAKS Trust Student Loans, as described below.

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

Although our results of operations, financial condition and cash flows for periods after February 28, 2013 reflect the results of operations, financial condition and cash flows of the PEAKS Trust after the Consolidation, we do not actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further under “—Private Education Loan Program Obligations” and Note 13—Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

The following tables set forth selected data from our balance sheets, statements of income and statements of cash flows as of and for the three and six months ended June 30, 2012 (which was prior to the Consolidation) and June 30, 2013, regarding:

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

		As of June 30, 2013 (as restated)
	As of June 30, 2012	Core Operations	PEAKS Trust	Elimina- tions	GAAP Consolidated
	(Dollar amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$161,198	$182,568	$0	$0	$182,568
Restricted cash	6,787	3,616	2,203	0	5,819
Accounts receivable, net	75,047	125,927	0	0	125,927
PEAKS Trust student loans, net	0	0	7,307	0	7,307
Deferred income taxes	16,859	29,131	39,084	0	68,215
Prepaid expenses and other current assets	14,571	19,788	227	0	20,015

Total current assets	274,462	361,030	48,821	0	409,851
Property and equipment, net	198,175	179,095	0	0	179,095
PEAKS Trust student loans, excluding current portion	0	0	101,375	0	101,375
Deferred income taxes	36,654	54,249	(8,982)	0	45,267
Other assets	49,360	39,440	0	(7,450)	31,990

Total assets	$558,651	$633,814	$141,214	$(7,450)	$767,578

Current portion of PEAKS Trust senior debt	$0	$0	$102,695	$0	$102,695
Accounts payable	80,777	63,719	0	0	63,719
Accrued compensation and benefits	25,711	26,219	0	0	26,219
Other current liabilities	33,091	48,747	(2,510)	(3,060)	43,177
Deferred revenue	121,873	113,891	0	0	113,891

Total current liabilities	261,452	252,576	100,185	(3,060)	349,701
Long-term debt	150,000	120,000	0	0	120,000
PEAKS Trust senior debt, excluding current portion	0	0	124,983	0	124,983
Other liabilities	63,169	81,987	0	(38,779)	43,208

Total liabilities	474,621	454,563	225,168	(41,839)	637,892
Total shareholders’ equity	84,030	179,251	(83,954)	34,389	129,686

Total liabilities and shareholders’ equity	$558,651	$633,814	$141,214	($7,450)	$767,578

In accordance with ASC 810, the assets and liabilities of the PEAKS Trust were treated as having been acquired by us at their fair values as of February 28, 2013. The carrying values of the assets and liabilities of the PEAKS Trust are included in our Condensed Consolidated Balance Sheet as of June 30, 2013. The assets of the PEAKS Trust consist of cash and the PEAKS Trust Student Loans. The liabilities of the PEAKS Trust consist primarily of the PEAKS Senior Debt. For further information about the terms of the PEAKS Senior Debt, see “—Financial Condition, Liquidity and Capital Resources—Financing.” The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The carrying values of the assets and liabilities related to the PEAKS Program that had been included as balance sheet items related to our Core Operations and consisted of the Subordinated Note, a guarantee receivable and a contingent liability, were eliminated from our Condensed Consolidated Balance Sheet as of June 30, 2013.

Although the assets and liabilities of the PEAKS Trust are presented on our Condensed Consolidated Balance Sheets following the Consolidation, the assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013 (as restated)
		Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Income Data:
Revenue	$328,061	$256,355	$4,104	$0	$260,459
Costs and expenses:
Cost of educational services	140,067	123,541	0	0	123,541
Student services and administrative expenses	105,895	96,776	1,559	0	98,335
Legal and other investigation costs	873	213	0	0	213
Loss related to loan program guarantees	3,906	0	0	0	0
Provision for PEAKS Trust student loan losses	0	0	4,319	0	4,319

Total costs and expenses	250,741	220,530	5,878	0	226,408

Operating income (loss)	77,320	35,825	(1,774)	0	34,051
(Loss) on consolidation of PEAKS Trust	0	0	0	0	0
Interest income	502	172	0	(147)	25
Interest (expense)	(1,254)	(1,113)	(6,256)		(7,369)

Income (loss) before provision for income taxes	76,568	34,884	(8,030)	(147)	26,707
Provision (benefit) for income taxes	30,627	13,644	(7,084)	(57)	6,503

Net income (loss)	$45,941	$21,240	$(946)	$(90)	$20,204

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013 (as restated)
		Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Income Data:
Revenue	$667,270	$540,057	$5,464	$0	$545,521
Costs and expenses:
Cost of educational services	275,008	247,717	0	0	247,717
Student services and administrative expenses	207,214	197,978	2,078	0	200,056
Legal and other investigation costs	873	1,713	0	0	1,713
Loss related to loan program guarantees	6,960	3,803	0	0	3,803
Provision for PEAKS Trust student loan losses	0	0	4,319	0	4,319

Total costs and expenses	490,055	451,211	6,397	0	457,608

Operating income (loss)	177,215	88,846	(933)	0	87,913
(Loss) on consolidation of PEAKS Trust	0	0	(73,248)	0	(73,248)
Interest income	1,183	206	0	(147)	59
Interest (expense)	(1,801)	(2,265)	(8,678)	0	(10,943)

Income (loss) before provision for income taxes	176,597	86,787	(82,859)	(147)	3,781
Provision (benefit) for income taxes	70,011	34,247	(33,343)	(57)	849

Net income (loss)	$106,586	$52,540	$(49,516)	$(90)	$(2,932)

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

Following the Consolidation, our provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of June 30, 2013.

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

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013 (as restated)
		Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$45,941	$21,240	$(946)	$(90)	$20,204
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,695	7,351	0	0	7,351
Provision for doubtful accounts	13,434	14,924	0	0	14,924
Deferred income taxes	(6,490)	3,123	(1,639)	0	1,484
Excess tax benefit from stock option exercises	(574)	0	0	0	0
Stock-based compensation expense	4,272	2,301	0	0	2,301
Accretion of discount on PEAKS Trust student loans	0	0	(4,104)	0	(4,104)
Accretion of discount on PEAKS Trust senior debt	0	0	1,381	0	1,381
Provision for PEAKS Trust student loan losses	0	0	4,319	0	4,319
Loss on consolidation of PEAKS Trust	0	0	0	0	0
Other	96	71	0	0	71
Changes in operating assets and liabilities:
Restricted cash	842	477	397	0	874
Accounts receivable	(33,006)	(34,543)	0	0	(34,543)
PEAKS Trust student loans	0	0	3,392	0	3,392
Accounts payable	3,113	6	0	0	6
Other operating assets and liabilities	(14,875)	(72)	(2,138)	90	(2,121)
Deferred revenue	(58,274)	(6,737)	0	0	(6,737)

Net cash flows from operating activities	(37,826)	8,141	661	0	8,802

Net cash flows from investing activities	109,846	(2,208)	0	0	(2,208)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	574	0	0	0	0
Proceeds from exercise of stock options	3,423	0	0	0	0
Repayment of revolving borrowings	(25,000)	(30,000)	0	0	(30,000)
Repayment of PEAKS Trust senior debt	0	0	(661)	0	(661)
Repurchase of common stock and shares tendered for taxes	(61,789)	(3)	0	0	(3)

Net cash flows from financing activities	(82,792)	(30,003)	(661)	0	(30,664)

Net change in cash and cash equivalents	(10,772)	(24,070)	0	0	(24,070)
Cash and cash equivalents at beginning of period	171,970	206,638	0	0	206,638

Cash and cash equivalents at end of period	$161,198	$182,568	$0	$0	$182,568

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013 (as restated)
		Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$106,586	$52,480	$(49,457)	$(90)	$2,932
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,115	14,643	0	0	14,643
Provision for doubtful accounts	24,088	30,229	0	0	30,229
Deferred income taxes	(10,714)	(14,499)	(28,398)	0	(13,899)
Excess tax benefit from stock option exercises	(1,379)	0	0	0	0
Stock-based compensation expense	8,755	5,394	0	0	5,394
Settlement cost	0	(46,000)	0	0	(46,000)
Accretion of discount on PEAKS Trust student loans	0	0	(5,464)	0	(5,464)
Accretion of discount on PEAKS Trust senior debt	0	0	2,033	0	2,033
Provision for PEAKS Trust student loan losses	0	0	4,319	0	4,319
Loss on consolidation of PEAKS Trust	0	0	73,248	0	73,248
Other	(243)	365	0	0	365
Changes in operating assets and liabilities:
Restricted cash	485	(138)	(500)	0	(638)
Accounts receivable	(50,527)	(77,228)	0	0	(77,228)
PEAKS Trust student loans	0	0	4,579	0	4,579
Accounts payable	1,901	415	0	0	415
Other operating assets and liabilities	8,761	(8,421)	559	90	(8,032)
Deferred revenue	(104,670)	(22,009)	0	0	(22,009)

Net cash flows from operating activities	(1,842)	(35,774)	661	0	(35,113)

Net cash flows from investing activities	140,606	(4,752)	0	0	(4,752)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,379	0	0	0	0
Proceeds from exercise of stock options	8,091	0	0	0	0
Debt issue costs	(1,525)	0	0	0	0
Proceeds from revolving borrowings	175,000	0	0	0	0
Repayment of revolving borrowings	(175,000)	(20,000)	0	0	(20,000)
Repayment of PEAKS Trust senior debt	0	0	(661)	0	(661)
Repurchase of common stock and shares tendered for taxes	(209,360)	(371)	0	0	(371)

Net cash flows from financing activities	(201,415)	(20,371)	(661)	0	(21,032)

Net change in cash and cash equivalents	(62,651)	(60,897)	0	0	(60,897)
Cash and cash equivalents at beginning of period	223,849	243,465	0	0	243,465

Cash and cash equivalents at end of period	$161,198	$182,568	$0	$0	$182,568

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

Restricted Cash. Beginning on February 28, 2013, we consolidated the PEAKS Trust, a VIE, in our condensed consolidated financial statements. Funds held by the PEAKS Trust are classified as restricted cash on our Condensed Consolidated Balance Sheet, because those funds can only be used to satisfy the obligations of the PEAKS Trust. Funds held by the PEAKS Trust included in restricted cash on our Condensed Consolidated Balance Sheet as of June 30, 2013 were approximately $2.2 million.

        In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Condensed Consolidated Balance Sheet. The amount of these funds included in restricted cash on our Condensed Consolidated Balance Sheet as of June 30, 2013 was $2.8 million.

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

Results of Operations

The information in this “—Results of Operations” section has not been updated in this Amended Filing to reflect operational data for periods following June 30, 2013.

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	47.4%	42.7%	45.4%	41.2%
Student services and administrative expenses	37.8%	32.3%	36.7%	31.1%
Legal and other investigation costs	0.1%	0.3%	0.3%	0.1%
Loss related to loan program guarantees	0.0%	1.2%	0.7%	1.0%
Provision for PEAKS Trust student loan losses	1.7%	0.0%	0.8%	0.0%

Operating income	13.1%	23.6%	16.1%	26.6%

(Loss) on consolidation of PEAKS Trust	0.0%	0.0%	(13.4%)	0.0%
Interest (expense), net	(2.8%)	(0.3%)	(2.0%)	(0.1%)

Income before provision for income taxes	10.3%	23.3%	0.7%	26.5%

The following table sets forth our total student enrollment as of the dates indicated:

	2013		2012
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	61,039	(14.2%)	71,123	(15.4%)
June 30	58,617	(11.7%)	66,397	(15.7%)
September 30	Not applicable	Not applicable	65,662	(17.1%)
December 31	Not applicable	Not applicable	61,059	(16.6%)

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

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012. Revenue decreased $67.6 million, or 20.6%, to $260.5 million in the three months ended June 30, 2013 compared to $328.1 million in the three months ended June 30, 2012. The primary factors that contributed to this decrease included:

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

        Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue attributable to the interest income on the PEAKS Trust Student Loans was approximately $4.1 million in the three months ended June 30, 2013. No interest income on the PEAKS Trust Student Loans was included in revenue in the three months ended June 30, 2012, because the Consolidation was effective February 28, 2013. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Consolidation.

Cost of educational services decreased $16.5 million, or 11.8%, to $123.5 million in the three months ended June 30, 2013 compared to $140.1 million in the three months ended June 30, 2012. The primary factors that contributed to this decrease included:

•	a decrease in compensation and benefit costs, resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments.

Cost of educational services as a percentage of revenue increased 470 basis points to 47.4% in the three months ended June 30, 2013 compared to 42.7% in the three months ended June 30, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses decreased $7.6 million, or 7.1%, to $98.3 million in the three months ended June 30, 2013 compared to $105.9 million in the three months ended June 30, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and media advertising expenses. Approximately $1.6 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the three months ended June 30, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 37.8% of revenue in the three months ended June 30, 2013 compared to 32.3% of revenue in the three months ended June 30, 2012. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and media advertising expenses. Bad debt expense as a percentage of revenue increased to 5.7% in the three months ended June 30, 2013 compared to 4.1% in the three months ended June 30, 2012, primarily as a result of an increase in student account balances that were determined to be uncollectible.

Legal and other investigation costs decreased $0.7 million, or 75.6%, to $0.2 million in the three months ended June 30, 2013, compared to $0.9 million in the three months ended June 30, 2012. Legal and other investigation costs represent the costs and other expenses associated with the SEC investigation of us, the CFPB investigation of us and the Securities Litigation. See “Legal Proceedings” and Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about these matters.

In the three months ended June 30, 2012, we recorded a loss related to loan program guarantees of $3.9 million with respect to our guarantee obligations under the 2009 RSA. We did not record a loss related to loan program guarantees in the three months ended June 30, 2013. The entire amount of the loss recorded in the three months ended June 30, 2012 related to a change in our estimate of the amount of our guarantee obligations under the 2009 RSA. See “—Private Education Loan Program Obligations,” for a further discussion of the loss.

Provision for PEAKS Trust student loan losses of approximately $4.3 million in the three months ended June 30, 2013 represented the increase in the allowance for loan losses that occurred from April 1, 2013 through June 30, 2013. We did not consolidate the PEAKS Trust in our consolidated financial statements in the three months ended June 30, 2012, and, therefore, we did not include the PEAKS Trust Student Loans in our consolidated financial statements or recognize any provision for PEAKS Trust student loan losses in that period.

Operating income decreased $43.3 million, or 56.0%, to $34.1 million in the three months ended June 30, 2013 compared to $77.3 million in the three months ended June 30, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and other investigation costs, loss related to loan program guarantees and provision for PEAKS Trust student loan losses. Our operating margin decreased to 13.1% in the three months ended June 30, 2013 compared to 23.6% in the three months ended June 30, 2012, primarily as a result of the impact of the factors discussed above.

Interest income decreased $0.5 million, or 95.0%, to less than $0.1 million in the three months ended June 30, 2013 compared to $0.5 million in the three months ended June 30, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Subordinated Note.

Interest expense increased $6.1 million, or 487.6%, to $7.4 million in the three months ended June 30, 2013 compared to $1.3 million in the three months ended June 30, 2012, primarily due to:

•	interest expense of approximately $6.3 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the three months ended June 30, 2013 as a result of the Consolidation, during which the effective interest rate was 9.6%; and

•	a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement, which was partially offset by an increase in the effective interest rate under the Amended Credit Agreement.

        Our combined federal and state effective income tax rate was 24.4% in the three months ended June 30, 2013 compared to 40.0% in the three months ended June 30, 2012. The effective income tax rate was lower in the three months ended June 30, 2013, primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012. Revenue decreased $121.7 million, or 18.2%, to $545.5 million in the six months ended June 30, 2013 compared to $667.3 million in the six months ended June 30, 2012. The primary factors that contributed to this decrease included:

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

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue attributable to the interest income on the PEAKS Trust Student Loans was approximately $5.5 million in the six months ended June 30, 2013. No interest income on the PEAKS Trust Student Loans was included in revenue in the six months ended June 30, 2012, because the Consolidation was effective February 28, 2013. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Consolidation.

Cost of educational services decreased $27.3 million, or 9.9%, to $247.7 million in the six months ended June 30, 2013 compared to $275.0 million in the six months ended June 30, 2012. The primary factors that contributed to this decrease included:

•	a decrease in compensation and benefit costs, resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments.

Cost of educational services as a percentage of revenue increased 420 basis points to 45.4% in the six months ended June 30, 2013 compared to 41.2% in the six months ended June 30, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses decreased $7.2 million, or 3.5%, to $200.1 million in the six months ended June 30, 2013 compared to $207.2 million in the six months ended June 30, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and expenses related to student scholarships, which were partially offset by an increase in bad debt expense. Approximately $2.1 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the six months ended June 30, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 36.7% of revenue in the six months ended June 30, 2013 compared to 31.1% of revenue in the six months ended June 30, 2012. The principal causes of this increase were a decline in revenue and an increase in bad debt expense, which were partially offset by decreases in compensation and benefit costs and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 5.5% in the six months ended June 30, 2013 compared to 3.6% in the six months ended June 30, 2012, primarily as a result of an increase in student account balances that were determined to be uncollectible.

Legal and other investigation costs increased $0.8 million, or 96.2%, to $1.7 million in the six months ended June 30, 2013, compared to $0.9 million in the six months ended June 30, 2012. Legal and other investigation costs represent the costs and other expenses associated with the SEC investigation of us, the CFPB investigation of us and the Securities Litigation. See “Legal Proceedings” and Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about these matters.

In the six months ended June 30, 2013, we recorded a loss related to loan program guarantees of $3.8 million with respect to our guarantee obligations under the 2009 RSA compared to $7.0 million in the six months ended June 30, 2012. The entire amount of the loss recorded in the six months ended June 30, 2013 related to a change in our estimate of the amount of our guarantee obligations under the 2009 RSA. See “—Private Education Loan Program Obligations,” for a further discussion of the loss.

Provision for PEAKS Trust student loan losses of approximately $4.3 million in the six months ended June 30, 2013 represented the increase in the allowance for loan losses that occurred from February 28, 2013 through June 30, 2013. We did not consolidate the PEAKS Trust in our consolidated financial statements in the six months ended June 30, 2012, and, therefore, we did not include the PEAKS Trust Student Loans in our consolidated financial statements or recognize any provision for PEAKS Trust student loan losses in that period.

        Operating income decreased $89.3 million, or 50.4%, to $87.9 million in the six months ended June 30, 2013 compared to $177.2 million in the six months ended June 30, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and other investigation costs, loss related to loan program guarantees and provision for PEAKS Trust student loan losses. Our operating margin decreased to 16.1% in the six months ended June 30, 2013 compared to 26.6% in the six months ended June 30, 2012, primarily as a result of the impact of the factors discussed above.

In the six months ended June 30, 2013, we recorded a loss upon the Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets upon the

Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. See Note 8– Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation.

Interest income decreased $1.1 million, or 95.0%, to $0.1 million in the six months ended June 30, 2013 compared to $1.2 million in the six months ended June 30, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Subordinated Note.

Interest expense increased $9.1 million, or 507.6%, to $10.9 million in the six months ended June 30, 2013 compared to $1.8 million in the six months ended June 30, 2012, primarily due to:

•	interest expense of approximately $8.7 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the six months ended June 30, 2013 as a result of the Consolidation, during which the effective interest rate was 10.3%; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 22.5% in the six months ended June 30, 2013 compared to 39.6% in the six months ended June 30, 2012. The effective income tax rate was lower in the six months ended June 30, 2013, primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $182.6 million as of June 30, 2013 compared to $243.5 million as of December 31, 2012 and $161.2 million as of June 30, 2012. Cash and cash equivalents as of June 30, 2013 decreased $60.9 million compared to December 31, 2012, primarily due to a payment of $46.0 million made in January 2013 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA and a net repayment of $20.0 million in outstanding borrowings under the Amended Credit Agreement. Cash and cash equivalents as of June 30, 2013 increased $21.4 million compared to June 30, 2012, primarily due to cash generated from operating activities, which was partially offset by a net repayment of $30.0 million in outstanding borrowings under the Amended Credit Agreement and approximately $10.1 million of capital and facility expenditures.

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

We did not make any contributions to the ESI Pension Plan or ESI Excess Pension Plan in 2013 and 2012.

Our Condensed Consolidated Balance Sheet as of June 30, 2013 included the assets and liabilities of the PEAKS Trust. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. We have significant payment obligations under the PEAKS Guarantee and the 2009 RSA. See “—Private Education Loan Program Obligations” and Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of our obligations under the PEAKS Guarantee and the 2009 RSA.

In addition, we are required to submit the ED Letter of Credit in the amount of $79.7 million on or before November 4, 2014. Under the Amended Credit Agreement, the aggregate commitment of the lenders is $135.0 million and the portion of the aggregate commitment that may be used by us for letters of credit is $85.0 million. If, however, we have not caused the issuance of the ED Letter of Credit by November 15, 2014, the aggregate commitments of the lenders will be reduced to $100.0 million. We are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. See “- Financing,” for a discussion of the Amended Credit Agreement. Based on the required amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89.3 million.

Operations. Net cash generated from operating activities was $8.8 million in the three months ended June 30, 2013 compared to net cash used in operating activities of $37.8 million in the three months ended June 30, 2012. The $43.9 million increase in net cash flows from operating activities was primarily due to lower income tax and compensation-related payments, which were partially offset by a decrease in funds received as a result of lower student enrollments.

Net cash used in operating activities was $35.1 million in the six months ended June 30, 2013 compared to net cash used in operating activities of $1.9 million in the six months ended June 30, 2012. The $34.8 million decrease in net cash flows from operating activities was primarily due to a decrease in funds received as a result of lower student enrollments and the settlement payment to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which were partially offset by lower income tax and compensation-related payments.

Accounts receivable less allowance for doubtful accounts was $125.9 million as of June 30, 2013 compared to $75.0 million as of June 30, 2012. Days sales outstanding increased 22.8 days to 43.1 days at June 30, 2013 compared to 20.3 days at June 30, 2012. Our accounts receivable balance and days sales outstanding increased as of June 30, 2013, primarily due to:

•	an increase in internal student financing as a result of a decrease in the amount of funds received from private education loans made to our students by third-party lenders;

•	a delay in the receipt of certain federal financial aid funds resulting from internal processing issues in the six months ended June 30, 2013; and

•	to a lesser extent, changes implemented to the Federal Pell Grant Program that eliminated multiple awards in a 12-month period and adjusted the lifetime limits, both of which began to impact our students in 2012.

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

As of June 30, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $120.0 million. Borrowings under the Amended Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the Leverage Ratio as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	3.30% per annum in the three and six months ended June 30, 2013;

•	2.70% per annum in the three months ended June 30, 2012; and

•	2.10% per annum in the six months ended June 30, 2012.

The commitment fee under the Amended Credit Agreement was 0.40% as of June 30, 2013.

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of June 30, 2013, after giving effect to the Third Amendment and the Fourth Amendment. The Third Amendment provides that noncompliance with the Leverage Ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, and noncompliance with the fixed charge coverage ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 (in each case, before giving effect to the Third Amendment) have been waived by the lenders. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consent, taken together:

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

The Fifth Amendment provides that the ED Letter of Credit will not be issued, unless we have previously delivered certain real estate due diligence items related to the Mortgaged Property. In addition, the Fifth Amendment allows for the ED Letter of Credit, if issued, to have a term ending not later than November 15, 2019.

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

For the period February 28, 2013 through June 30, 2013, we have consolidated the PEAKS Trust in our condensed consolidated financial statements. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. We estimate that the amounts received in 2014 by the PEAKS Trust from PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, will not be material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the PEAKS Indenture, including, among other things:

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

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation, we were not in compliance with those metrics as of June 30, 2013. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 13 –Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Guarantee.

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

The amount of the assets of the PEAKS Trust for purposes of computing the Asset/Liability Ratio was $275.4 million as of June 30, 2013 and $211.6 million as of June 30, 2014. The outstanding principal balance of the PEAKS Senior Debt was approximately $256.9 million as of June 30, 2013 and $214.5 million as of June 30, 2014. The carrying value of the PEAKS Senior Debt was approximately $227.0 million as of June 30, 2013 and $190.9 million as of June 30, 2014. We recorded $102.7 million of the total carrying value of the PEAKS Senior Debt as a current liability as of June 30, 2013, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following June 30, 2013 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226.1 million. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257.5 million. The $31.4 million difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 9.6% per annum in the three months ended June 30, 2013 and 10.3%

per annum in the six months ended June 30, 2013. We recognized interest expense on the PEAKS Senior Debt of $6.3 million in the three months ended June 30, 2013, which included approximately $1.4 million of discount accretion. We recognized interest expense on the PEAKS Senior Debt of $8.7 million in the six months ended June 30, 2013, which included approximately $2.0 million of discount accretion.

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

Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. As of June 30, 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship will reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. Therefore, we believe that the amounts receivable from students to us, as well as our revenue, should also decrease in 2013, if the Opportunity Scholarship continues to be rolled-out to, and utilized by, the majority of our students, as expected.

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

As previously discussed, the two private education loan programs that provided the vast majority of the private education loans to our students in 2011 and 2010 expired in 2011. As a result, in 2012 and in the three months ended June 30, 2013, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. As of June 30, 2013, our accounts receivable less allowance for doubtful accounts increased $50.9 million, or 67.8%, to $125.9 million compared to $75.0 million as of June 30, 2012, primarily due to the increase in the amount of internal financing that we provided to our students since the private education loan programs expired in 2011.

The internal student financing provided to a student is generally due and payable by the student at the end of the student’s academic year (which is generally nine months) or enrollment, whichever occurs first. In contrast, we typically received the proceeds of a student’s private education loan at the beginning of the student’s academic year. Both the delay in our receipt of internal student financing payments compared to our receipt of private education loan proceeds and the increased amount of internal student financing that we provide to our students as a result of the expiration of the two primary private education loan programs utilized by our students have negatively impacted our liquidity and cash flows from operating activities. The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs utilized by our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing, which resulted in an increase in our bad debt expense as a percentage of revenue in the three months ended June 30, 2013 to 7.3% compared to 5.8% in the three months ended June 30, 2012. The 22.8-day increase in our days sales outstanding to 43.1 days as of June 30, 2013 compared to 20.3 days as of June 30, 2012 was primarily attributable to:

•	the increase in internal student financing caused by a decrease in the amount of funds received from private education loans made to our students by third-party lenders;

•	a delay in the receipt of certain federal financial aid funds resulting from internal processing issues in the six months ended June 30, 2013; and

•	to a lesser extent, changes implemented to the Federal Pell Grant Program that eliminated multiple awards in a 12-month period and adjusted the lifetime limits, both of which began to impact our students in 2012.

We plan to continue offering the Opportunity Scholarship, which we believe will reduce the amount of internal student financing that we provide to our students. The increased use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
	(In thousands)
Operating lease obligations	$159,049	$48,128	$72,626	$29,416	$8,879
Debt under Amended Credit Agreement (a)	127,396	4,173	123,223	0	0
PEAKS Trust Senior Debt (b)	306,403	121,371	96,279	26,457	62,296
Claims and contingencies–2009 RSA(c)	42,865	31,626	10,852	387	0

Total	$635,713	$205,298	$302,980	$56,260	$71,175

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $120.0 million outstanding balance under the Amended Credit Agreement as of June 30, 2013 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of June 30, 2013.
(b)	The PEAKS Trust Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheet as of June 30, 2013. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of June 30, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed under “—Private Education Loan Program Obligations.” See also Note 8 – Variable Interest Entities and Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of June 30, 2013. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 8 – Variable Interest Entities, Note 10 – Debt and Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.

(c)	The $42.9 million in the Claims and contingencies-2009 RSA line item represents our estimate of the amounts that we believe we will pay in the periods indicated related to our guarantee obligations under the 2009 RSA. These estimated amounts were included in the calculation of the amount to record as contingent liabilities, as were estimated collections from charged-off loans. Our contingent liability for the 2009 RSA includes the total estimated payments and estimated recoveries and was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013. The amounts shown in the table do not include amounts from the recovery of charged-off loans under the 2009 Loan Program, which we estimate could be approximately $10.2 million and paid to us over the seven year period following June 30, 2013. See Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the 2009 RSA. The timing and amount of the estimated payments shown in the above table were based on various assumptions and, therefore, are subject to change.

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2013, the total face amount of those surety bonds was approximately $24.2 million. As of June 30, 2013, we also had issued approximately $2.2 million of letters of credit to our workers’ compensation insurers.

As of June 30, 2013, we concluded that we were not required to consolidate the 2009 Entity in our condensed consolidated financial statements. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. At this time, we are unable to quantify the impact of the consolidation of the 2009 Entity into our consolidated financial statements, but it could have a material adverse effect on our consolidated financial statements. See “—Private Education Loan Program Obligations” and Note 8 – Variable Interest Entities and Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required Asset/Liability Ratio. The PEAKS Guarantee contains, among other things, representations and warranties and events of default that we believe are customary for guarantees of this type. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt, if the law is changed to reduce the maximum allowable percentage of our annual revenue derived from Title IV Programs funds from 90% to 75% or less. At this time, we believe that the likelihood of such a change in the law is remote.

Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments we made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds remain in the PEAKS Trust.

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of June 30, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our consolidated balance sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $164.0 million in 2014, $9.7 million in 2015 and $40.8 million in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $94.4 million as of December 31, 2014 and $0.0 million as of January 31, 2020. See Note 10 – Debt and Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Asset/Liability Ratio. After the PEAKS Trust Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on student loans that remain in repayment as well as recoveries from charged-off loans and the only obligations of the PEAKS Trust at that time will be the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $49.6 million of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based. Included in the estimated amount to be paid in 2014 are:

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

In addition, beginning in the second quarter of 2009, we made advances to the 2009 Entity under the Revolving Note. We made the advances, which bear interest, so that the 2009 Entity could use those funds primarily to provide additional funding to the 2009 Entity to purchase additional private education loans made under the 2009 Loan Program. The Revolving Note bears interest at a rate based on the prime rate plus an applicable margin. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note is subject to customary terms and conditions and is currently due and payable in full. The period of time during which we could have made additional advances under the Revolving Note ended on January 1, 2014

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Discharge Payments.

We believe that it is probable that we will make additional payments under the 2009 RSA. The following table sets forth our projections as of June 30, 2013 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity in the periods indicated:

Year	Estimated Regular Payments	Estimated Discharge Payments	Estimated Total Payments	Estimated Recoveries
	(Amounts in thousands)
2013 (1)	$0	$27,027	$27,027	$(650)
2014	0	10,432	10,432	(1,820)
2015	0	4,333	4,333	(2,490)
2016	0	933	933	(2,570)
2017 and later	0	140	140	(2,653)

Total	$0	$42,865	$42,865	$(10,183)

(1)	Estimated payments and recoveries between July 1, 2013 and December 31, 2013.

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

        Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2013, December 31, 2012 and June 30, 2012, the total collateral maintained in a restricted bank account was approximately $8.6 million. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were not in compliance with those covenants as of June 30, 2013.

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

Type of Payment (Receipt)	January 1, 2013 Through February 28, 2013(1)(2)	March 1, 2013 Through June 30, 2013(1)(2)	Total Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(In thousands)
Guarantee:
PEAKS Program	$854	$385	$1,239	$258
2009 RSA Regular Payments	0	0	383	668
2009 RSA Discharge Payments	0	0	0	0
Payments on Behalf of Borrowers	532	4,613	5,145	0
2009 RSA-Recoveries from Charged-Off Loans	0	0	(103)	(87)

Total	$1,386	$4,998	$6,664	$839

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.
(2)	The 2009 RSA payments are made to, and recoveries are received from, the 2009 Entity. The 2009 Entity was not consolidated in our consolidated financial statements and, therefore, separate disclosure of amounts paid or received before and after the February 28, 2013 date of Consolidation is not applicable.

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$7.6 million in the three months ended June 30, 2013; and

•	$8.1 million in the six months ended June 30, 2013.

Approximately $6.8 million of the amount that we claimed as an offset against the Revolving Note in each of the three and six months ended June 30, 2013 related to our election to make Discharge Payments. See below for a further discussion of the offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2013. In the three months ended June 30, 2013, the 2009 Entity did not remit to us $0.2 million of recoveries from charged-off loans that were owed to us. In the six months ended June 30, 2013, the 2009 Entity did not remit to us $0.2 million of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of June 30, 2013.

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

At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) and, if so, in what amount. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program) over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years, and those assumptions included, among other things:

•	the repayment performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program);

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans (and, prior to February 28, 2013, the PEAKS Senior Debt);

•	the amounts and timing of collections in the future on those private education loans that have defaulted; and

•	prior to February 28, 2013, the fees and expenses associated with servicing the PEAKS Trust Student Loans; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

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

As of June 30, 2013, the recorded liability related to our guarantee obligations under the 2009 RSA was approximately $32.0 million, compared to $121.7 million related to the RSAs and the 2007 RSA as of December 31, 2012 and $37.3 million related to the 2009 RSA and the 2007 RSA as of June 30, 2012. Our recorded liability for our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets. See Note 13 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the recorded liability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Amended Credit Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the PEAKS Trust Student Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three and six months ended June 30, 2013.

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

At the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 was filed on July 26, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of June 30, 2013.

Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2013 because of material weaknesses in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has concluded that there were four material weaknesses in our ICFR as of June 30, 2013. Specifically, we did not maintain effective internal controls related to:

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

Our management determined that these material weaknesses resulted in adjustments to multiple line items on our financial statements during the preparation of the Company’s 2013 annual consolidated financial statements and restatement of the Company’s interim consolidated financial statements as of and for the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013 or could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that each of these deficiencies constituted a material weakness in our ICFR as of June 30, 2013, and our ICFR was not effective as of that date.

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

Changes in Internal Control Over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 and concluded that the consolidation of the PEAKS Trust and any related changes to internal controls to include the PEAKS Trust in our consolidated financial statements have materially affected, or are reasonably likely to materially affect, our ICFR.

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
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	First Amendment of ESI 401(k) Plan (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on July 26, 2013)

10.2	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on May 7, 2013)

10.3	Form of Nonqualified Stock Option Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on May 7, 2013)

10.4	Form of Restricted Stock Unit Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from Exhibit 10.3 to ITT/ESI’s Current Report on Form 8-K filed on May 7, 2013)

10.5	Form of Restricted Stock Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from Exhibit 10.4 to ITT/ESI’s Current Report on From 8-K filed on May 7, 2013)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements