Form 10-Q/A
period 2013-09-30
ITT EDUCATIONAL SERVICES INC
filed 2014-10-16
CIK 922475

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

ITT Educational Services, Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, originally filed with the United States Securities and Exchange Commission (“SEC”) on October 29, 2013 (the “Original Filing”), to amend and restate its unaudited condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2013.

In February 2014, we commenced a review of the accounting for a variable interest that we held in a variable interest entity (“VIE”), which is a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”). We engaged significant internal and external resources to perform supplemental procedures to assist us in reviewing our financial statements and accounting practices (the “Supplemental Procedures”). As a result of the review and the Supplemental Procedures, on June 18, 2014, the Audit Committee of our Board of Directors determined that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. February 28, 2013 was the first date that we had the substantive unilateral right to remove the servicer of the private education loans owned by the PEAKS Trust (“PEAKS Trust Student Loans”). Within this Amended Filing, we are restating our previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 to reflect our determination that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 (the “Consolidation”) and to reflect other corrections and reclassifications.

In this Amended Filing, we are restating:

•	our Condensed Consolidated Balance Sheet as of September 30, 2013 (unaudited);

•	our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 (unaudited);

•	our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 (unaudited);

•	our Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 (unaudited);

•	our Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2013 (unaudited); and

•	the Notes to those condensed consolidated financial statements.

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

We have also revised our previously issued condensed consolidated financial statements as of and for the periods specified below to reflect certain immaterial corrections and reclassifications. In this Amended Filing, we have revised our:

•	Condensed Consolidated Balance Sheet as of September 30, 2012 (unaudited);

•	Condensed Consolidated Balance Sheet as of December 31, 2012;

•	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 (unaudited);

•	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 (unaudited);

•	Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2012 (unaudited); and

•	Condensed Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2012.

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

Index

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited and as restated) and 2012 (unaudited) and December 31, 2012

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2013 (as restated) and 2012

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2013 (as restated) and 2012

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2013 (as restated) and 2012

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 (unaudited and as restated) and 2012 (unaudited) and the year ended December 31, 2012

Notes to Condensed Consolidated Financial Statements (as restated)

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
	(unaudited) (as restated)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,581	$243,465	$169,666
Restricted cash	4,989	3,478	5,512
Accounts receivable, net	122,693	78,928	90,940
PEAKS Trust student loans, less allowance for loan losses of $0, $0 and $0	7,598	0	0
Deferred income taxes	77,343	44,547	19,284
Prepaid expenses and other current assets	21,671	16,162	18,331

Total current assets	399,875	386,580	303,733

Property and equipment, net	174,394	189,890	194,253
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $20,701, $0 and $0	85,340	0	0
Deferred income taxes	40,949	57,471	40,442
Other assets	38,744	41,263	49,080

Total assets	$739,302	$675,204	$587,508

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of PEAKS Trust senior debt	$134,075	$0	$0
Accounts payable	61,468	63,304	76,358
Accrued compensation and benefits	20,113	21,023	19,729
Other current liabilities	57,485	106,796	39,245
Deferred revenue	132,246	135,900	119,089

Total current liabilities	405,387	327,023	254,421

Long-term debt	60,000	140,000	140,000
PEAKS Trust senior debt, excluding current portion	94,420	0	0
Other liabilities	38,260	82,416	61,895

Total liabilities	598,067	549,439	456,316

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	197,124	197,113	193,510
Retained earnings	979,830	967,473	977,547
Accumulated other comprehensive (loss)	(7,715)	(7,930)	(8,970)
Treasury stock, 13,698,990, 13,744,395 and 13,744,474 shares, at cost	(1,028,375)	(1,031,262)	(1,031,266)

Total shareholders’ equity	141,235	125,765	131,192

Total liabilities and shareholders’ equity	$739,302	$675,204	$587,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (as restated)	2012	2013 (as restated)	2012
Revenue	$259,617	$313,791	$805,138	$981,061
Costs and expenses:
Cost of educational services	120,204	133,948	367,921	408,956
Student services and administrative expenses	96,182	104,647	296,238	311,861
Legal and other investigation costs	2,089	0	3,802	873
Loss related to loan program guarantees	4,826	5,095	8,629	12,055
Provision for PEAKS Trust student loan losses	16,382	0	20,701	0

Total costs and expenses	239,683	243,690	697,291	733,745
Operating income	19,934	70,101	107,847	247,316
(Loss) on consolidation of PEAKS Trust	0	0	(73,248)	0
Interest income	16	125	75	1,308
Interest (expense)	(7,190)	(1,021)	(18,133)	(2,822)

Income before provision for income taxes	12,760	69,205	16,541	245,802
Provision for income taxes	3,336	26,747	4,184	96,758

Net income	$9,424	$42,458	$12,357	$149,044

Earnings per share:
Basic	$0.40	$1.82	$0.53	$6.20
Diluted	$0.40	$1.81	$0.52	$6.16

Weighted average shares outstanding:
Basic	23,418	23,359	23,410	24,054
Diluted	23,634	23,443	23,556	24,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (as restated)	2012	2013 (as restated)	2012
Net income	$9,424	$42,458	$12,357	$149,044
Other comprehensive income, net of tax:
Net actuarial pension loss amortization, net of income tax of $196, $265, $589 and $796	310	414	929	1,241
Prior service (credit) amortization, net of income tax of $151, $152, $453 and $455	(238)	(237)	(714)	(711)
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0, $0 and $0	0	0	0	(21)

Other comprehensive income, net of tax	72	177	215	509

Comprehensive income	$9,496	$42,635	$12,572	$149,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (as restated)	2012	2013 (as restated)	2012
Cash flows from operating activities:
Net income	$9,424	$42,458	$12,357	$149,044
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,173	6,930	20,816	22,045
Provision for doubtful accounts	14,526	17,474	44,755	41,562
Deferred income taxes	(6,075)	(6,326)	(19,974)	(17,040)
Excess tax benefit from stock option exercises	0	(3)	0	(1,382)
Stock-based compensation expense	3,304	4,291	8,698	13,046
Settlement cost	0	0	(46,000)	0
Accretion of discount on PEAKS Trust student loans	(4,072)	0	(9,536)	0
Accretion of discount on PEAKS Trust senior debt	1,411	0	3,444	0
Provision for PEAKS Trust student loan losses	16,382	0	20,701	0
Loss on consolidation of PEAKS Trust	0	0	73,248	0
Other	257	340	622	97
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	830	1,275	192	1,760
Accounts receivable	(10,275)	(33,367)	(87,503)	(83,894)
PEAKS Trust student loans	3,434	0	8,013	0
Accounts payable	(2,542)	(4,419)	(2,127)	(2,518)
Other operating assets and liabilities	715	(4,908)	(7,316)	3,853
Deferred revenue	17,769	(2,784)	(4,085)	(107,454)

Net cash flows from operating activities	51,416	20,961	16,303	19,119

Cash flows from investing activities:
Facility expenditures	(81)	(108)	(541)	(493)
Capital expenditures, net	(904)	(3,185)	(4,277)	(14,820)
Acquisition of company, net of cash acquired	(6,953)	0	(6,953)	0
Proceeds from sales and maturities of investments and repayment of notes	91	553	413	216,724
Purchase of investments and note advances	0	0	(1,241)	(63,545)

Net cash flows from investing activities	(7,847)	(2,740)	(12,599)	137,866

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	3	0	1,382
Proceeds from exercise of stock options	0	254	0	8,345
Debt issue costs	0	0	0	(1,525)
Proceeds from revolving borrowings	0	0	0	175,000
Repayment of revolving borrowings	(60,000)	(10,000)	(80,000)	(185,000)
Repayment of PEAKS Trust senior debt	(537)	0	(1,198)	0
Repurchase of common stock and shares tendered for taxes	(19)	(10)	(390)	(209,370)

Net cash flows from financing activities	(60,556)	(9,753)	(81,588)	(211,168)

Net change in cash and cash equivalents	(16,987)	8,468	(77,884)	(54,183)
Cash and cash equivalents at beginning of period	182,568	161,198	243,465	223,849

Cash and cash equivalents at end of period	$165,581	$169,666	$165,581	$169,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2011 (as revised – See Note 2)	37,069	$371	$184,207	$833,347	$(9,479)	(10,969)	$(839,341)	$169,105

For the nine months ended September 30, 2012 (unaudited):
Net income				149,044				149,044
Other comprehensive income					509			509
Equity award vesting and exercises			(4,219)	(4,843)		272	17,407	8,345
Tax benefit from equity awards			922					922
Stock-based compensation			12,600					12,600
Common shares repurchased						(3,026)	(207,918)	(207,918)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(22)	(1,452)	(1,452)

Balance as of September 30, 2012	37,069	371	193,510	977,547	(8,970)	(13,744)	(1,031,266)	131,192

For the three months ended December 31, 2012 (unaudited):
Net income (loss)				(10,074)				(10,074)
Other comprehensive income					1,040			1,040
Equity award vesting and exercises			(5)				5	0
Tax benefit from equity awards			(4)					(4)
Stock-based compensation			3,612					3,612
Shares tendered for taxes							(1)	(1)

Balance as of December 31, 2012	37,069	371	197,113	967,473	(7,930)	(13,744)	(1,031,262)	125,765

For the nine months ended September 30, 2013 (unaudited):
Net income (as restated)				12,357				12,357
Other comprehensive income					215			215
Equity award vesting and exercises			(3,277)			68	3,277	0
Tax benefit from equity awards			(5,410)					(5,410)
Stock-based compensation			8,698					8,698
Shares tendered for taxes						(23)	(390)	(390)

Balance as of September 30, 2013 (as restated)	37,069	$371	$197,124	$979,830	$(7,715)	(13,699)	$(1,028,375)	$141,235

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

In addition, we offered one or more of our online degree programs to students who are located in 48 states. As of September 30, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states and one training facility. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. See
Note 5 – Acquisition, for a further discussion of the acquisition of Cable Holdings. Our corporate headquarters are located in Carmel, Indiana.

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

The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. Arrangements where we have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we are required to consolidate the other party in our condensed consolidated financial statements. See Note 9 – Variable Interest Entities, for a further discussion of the VIEs in which we held a variable interest and the consolidation of the PEAKS Trust in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013.

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

As a result of our determination that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, we concluded that we needed to restate the unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, and that those previously-issued financial statements should no longer be relied upon. See Note 9 – Variable Interest Entities, for a further discussion of the Consolidation.

In addition, we corrected certain unrelated, immaterial errors as part of the restatement of the unaudited condensed consolidated financial statements in this Amended Filing. These immaterial errors related to:

•	the reassessment of the recognition of revenue with respect to students who withdrew from a program of study in the three and nine months ended September 30, 2013, which resulted in adjustments to the amount of revenue, the provision for doubtful accounts (which is included in student services and administrative expenses) and accounts receivable, net recorded in those periods;

•	the calculation of the contingent loss for a risk sharing agreement (the “2009 RSA”) that we entered into on February 20, 2009 with an unaffiliated entity (the “2009 Entity”) in connection with other agreements to create a program that made private education loans available to our students to help pay the students’ cost of education that financial aid from federal, state and other sources did not cover (the “2009 Loan Program”), which resulted in adjustments to the loss from loan program guarantees and other liabilities as of and for the three and nine months ended September 30, 2013;

•	the classification of the 2009 RSA contingent liability, which resulted in an increase to other current liabilities and a decrease to other liabilities as of September 30, 2013; and

•	the classification of funds held for students from federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”) that result in a credit balance on a student’s account, which resulted in an increase to restricted cash and a decrease to cash and cash equivalents as of September 30, 2013.

Our restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 reflect the correction of those errors in the period in which they arose. The amounts related to the correction of these immaterial errors are shown in the Other Adjustments column in the tables below.

Our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Shareholders’ Equity as of September 30, 2013, December 31, 2012 and September 30, 2012 also reflect the cumulative corrections related to:

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

In addition, we reclassified legal and other investigation costs, which were previously recorded in cost of educational services and in student services and administrative expenses, to a separate line in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013. The amounts of those reclassifications are shown in the Reclassifications column in the applicable tables below.

A reconciliation of previously reported amounts to the restated, corrected and reclassified amounts is set forth in the tables below. Amounts shown in the Consolidation of PEAKS Trust column include the financial results of the PEAKS Trust and the amounts that were eliminated from our financial statements as a result of the Consolidation.

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items on our Condensed Consolidated Balance Sheet as of September 30, 2013:

	As of September 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust		Other Adjustments		As Restated
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$168,721	$0		$(3,140)		$165,581
Restricted cash	612	1,237		3,140		4,989
Accounts receivable, net	119,529	0		3,164		122,693
PEAKS Trust student loans, less allowance for loan losses	0	7,598		0		7,598
Deferred income taxes	25,687	51,656		0		77,343
Prepaid expenses and other current assets	18,952	413		2,306		21,671
Total current assets	333,501	60,904		5,470		399,875
PEAKS Trust student loans, excluding current portion, less allowance for loan losses	0	85,340		0		85,340
Deferred income taxes	54,657	(14,942)		1,234		40,949
Other assets	46,409	(7,665	) (a)	0		38,744
Total assets	608,961	123,637		6,704		739,302
Current portion of PEAKS Trust senior debt	0	134,075		0		134,075
Other current liabilities	51,285	(22,328	) (a)	28,528	(b)	57,485
Total current liabilities	265,112	111,747		28,528		405,387
PEAKS Trust senior debt, excluding current portion	0	94,420		0		94,420
Other liabilities	82,852	(22,580	) (a)	(22,012	) (b)	38,260
Total liabilities	407,964	183,587		6,516		598,067
Capital surplus	206,714	0		(9,590)		197,124
Retained earnings	1,030,002	(59,950)		9,778		979,830
Total shareholders’ equity	200,997	(59,950)		188		141,235
Total liabilities and shareholders’ equity	608,961	123,637		6,704		739,302

(a)	Includes amounts that were eliminated from our consolidated financial statements as a result of the Consolidation, primarily the contingent liability and estimated recoveries associated with payments made under the PEAKS Guarantee.
(b)	These amounts represent the increase to the contingent loss associated with the 2009 RSA and the reclassification, from long-term to current, that portion expected to be paid within 12 months of September 30, 2013.

The following table sets forth the effect of the Consolidation, correction of errors and reclassifications in our Condensed Consolidated Statement of Income for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	Reclass- ifications	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$259,416	$4,072	$(3,871)	$0	$259,617
Costs and expenses:
Cost of educational services	121,994	0	0	(1,790)	120,204
Student services and administrative expenses	99,130	1,535	(4,184)	(299)	96,182
Legal and other investigation costs	0	0	0	2,089	2,089
Loss related to loan program guarantees	6,213	(721)	(666)	0	4,826
Provision for PEAKS Trust student loan losses	0	16,382	0	0	16,382

Total costs and expenses	227,337	17,196	(4,850)	0	239,683

Operating income (loss)	32,079	(13,124)	979	0	19,934
Interest income	170	(154)	0	0	16
Interest (expense)	(915)	(6,275)	0	0	(7,190)

Income (loss) before provision for income taxes	31,334	(19,553)	979	0	12,760
Provision (benefit) for income taxes	12,393	(9,210)	153	0	3,336

Net income (loss)	$18,941	$(10,343)	$826	$0	$9,424

Earnings per share:
Basic	$0.81				$0.40
Diluted	$0.80				$0.40
Weighted average shares outstanding:
Basic	23,418				23,418
Diluted	23,634				23,634

The following table sets forth the effect of the Consolidation, correction of errors and reclassifications in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	Reclass- ifications	As Restated
Condensed Consolidated Statement of Income Data:
Revenue	$807,063	$9,536	$(11,461)	$0	$805,138
Costs and expenses:
Cost of educational services	371,043	0	0	(3,122)	367,921
Student services and administrative expenses	306,315	3,613	(13,010)	(680)	296,238
Legal and other investigation costs	0	0	0	3,802	3,802
Loss related to loan program guarantees	9,677	(721)	(327)	0	8,629
Provision for PEAKS Trust student loan losses	0	20,701	0	0	20,701

Total costs and expenses	687,035	23,593	(13,337)	0	697,291

Operating income (loss)	120,028	(14,057)	1,876	0	107,847
(Loss) on consolidation of PEAKS Trust	0	(73,248)	0	0	(73,248)
Interest income	376	(301)	0	0	75
Interest (expense)	(3,180)	(14,953)	0	0	(18,133)

Income (loss) before provision for income taxes	117,224	(102,559)	1,876	0	16,541
Provision (benefit) for income taxes	46,294	(42,609)	499	0	4,184

Net income (loss)	$70,930	$(59,950)	$1,377	$0	$12,357

Earnings per share:
Basic	$3.03				$0.53
Diluted	$3.01				$0.52
Weighted average shares outstanding:
Basic	23,410				23,410
Diluted	23,556				23,556

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$18,941	$(10,343)	$826	$9,424
Comprehensive income (loss)	19,013	(10,343)	826	9,496

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$70,930	$(59,950)	$1,377	$12,357
Comprehensive income (loss)	71,145	(59,950)	1,377	12,572

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$18,941	$(10,343)	$826	$9,424
Provision for doubtful accounts	17,967	0	(3,441)	14,526
Deferred income taxes	280	(6,355)	0	(6,075)
Accretion of discount on PEAKS Trust student loans	0	(4,072)	0	(4,072)
Accretion of discount on PEAKS Trust senior debt	0	1,411	0	1,411
Provision for PEAKS Trust student loan losses	0	16,382	0	16,382
Restricted cash	164	966	(300)	830
Accounts receivable	(13,326)	0	3,051	(10,275)
PEAKS Trust student loans	0	3,434	0	3,434
Other operating assets and liabilities	2,370	(1,679)	24	715
Net cash flows from operating activities	51,317	399	(300)	51,416
Repayment of PEAKS Trust senior debt	0	(537)	0	(537)
Net cash flows from financing activities	(60,019)	(537)	0	(60,556)

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$70,930	$(59,950)	$1,377	$12,357
Provision for doubtful accounts	56,890	0	(12,135)	44,755
Deferred income taxes	16,614	(36,588)	0	(19,974)
Accretion of discount on PEAKS Trust student loans	0	(9,536)	0	(9,536)
Accretion of discount on PEAKS Trust senior debt	0	3,444	0	3,444
Provision for PEAKS Trust student loan losses	0	20,701	0	20,701
Loss on consolidation of PEAKS Trust	0	73,248	0	73,248
Restricted cash	1,408	466	(1,682)	192
Accounts receivable	(98,012)	0	10,509	(87,503)
PEAKS Trust student loans	0	8,013	0	8,013
Other operating assets and liabilities	(8,634)	1,146	172	(7,316)
Net cash flows from operating activities	15,506	1,060	(263)	16,303
Repayment of PEAKS Trust senior debt	0	(1,198)	0	(1,198)
Net cash flows from financing activities	(80,390)	(1,198)	0	(81,588)

The following table sets forth the effect of the Consolidation and correction of errors on the affected line items in our Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	As Previously Reported	Consolidation of PEAKS Trust	Other Adjustments	As Restated
Condensed Consolidated Statement of Shareholders’ Equity Data:
Net income (loss)	$70,930	$(59,950)	$1,377	$12,357
Balance as of September 30, 2013	200,997	(59,950)	188	141,235

Revision of 2012 Financial Statements. In connection with the performance of the Supplemental Procedures, we also identified corrections to our 2012 financial statements related to:

•	the recognition of revenue with respect to students who withdrew from a program of study; and

•	the calculation of the contingent loss for the 2009 RSA.

We evaluated the cumulative impact of those items on prior periods under the guidance in ASC 250, “Accounting Changes and Error Corrections” (“ASC 250”), relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality.” We also evaluated the impact of correcting those items through an adjustment to our financial statements for the three and nine months ended September 30, 2013 and fiscal year ended December 31, 2013. We concluded, based on the guidance in ASC 250 relating to SAB No. 108,

“Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,” that the correction of those items in our 2012 fiscal year would not be material, but would be material if corrected out-of-period in our 2013 fiscal year. As a result, we have revised our unaudited condensed consolidated financial statements as of and for the three months and year to date ended March 31, 2012, June 30, 2012 and September 30, 2012 and our audited consolidated financial statements as of and for the fiscal year ended December 31, 2012 to reflect the correction of those items that should have been recognized in those periods. The amounts of the corrections as of September 30, 2012 and December 31, 2012 and for the three and nine months ended September 30, 2012 are shown in the Revisions column in the tables below.

Our revised Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Shareholders’ Equity as of September 30, 2012 and December 31, 2012 also reflect the correction of the classification of amounts related to the vesting of RSUs from retained earnings to capital surplus. The amounts of these corrections related to our Condensed Consolidated Balance Sheets were not material and are shown in the Revisions column in the tables below. The December 31, 2011 amounts presented in our Condensed Consolidated Statement of Shareholders’ Equity reflect an adjustment to increase retained earnings by $5,366 and decrease capital surplus by $5,366 for the cumulative effect of the classification of the vesting of RSUs. We also increased retained earnings as of December 31, 2011 in our Condensed Consolidated Statement of Shareholders’ Equity by $306 for the cumulative effect of the adjustments for the recognition of revenue with respect to students who withdrew from a program of study in prior periods.

We corrected the classification of funds held for students from Title IV Programs that result in a credit balance on a student’s account to include those amounts in restricted cash on our Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2012. The amounts of these corrections were not material and are shown in the Revisions column in the tables below.

We also corrected the classification of losses related to loan program guarantees, which were previously recorded as reductions to revenue in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 to report those amounts on a separate line. The amount of that correction is shown in the Revisions column in the tables below.

In addition, we reclassified legal and other investigation costs, which were previously recorded in cost of educational services and in student services and administrative expenses, to a separate line in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2012. The amount of that reclassification is shown in the Reclassifications column in the applicable table below.

The following tables set forth the effect of the revisions on the affected line items on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of September 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$174,458	$(4,792)	$169,666
Restricted cash	720	4,792	5,512
Accounts receivable, net	89,425	1,515	90,940
Total current assets	302,218	1,515	303,733
Deferred income taxes	39,499	943	40,442
Total assets	585,050	2,458	587,508
Other current liabilities	19,910	19,335	39,245
Total current liabilities	235,086	19,335	254,421
Other liabilities	78,189	(16,294)	61,895
Total liabilities	453,275	3,041	456,316
Capital surplus	203,095	(9,585)	193,510
Retained earnings	968,545	9,002	977,547
Total shareholders’ equity	131,775	(583)	131,192
Total liabilities and shareholders’ equity	585,050	2,458	587,508

	As of December 31, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$246,342	$(2,877)	$243,465
Restricted cash	601	2,877	3,478
Accounts receivable, net	77,313	1,615	78,928
Deferred income taxes (current)	44,547	0	44,547
Total current assets	384,965	1,615	386,580
Deferred income taxes	56,112	1,359	57,471
Total assets	672,230	2,974	675,204
Other current liabilities	86,722	20,074	106,796
Total current liabilities	306,949	20,074	327,023
Other liabilities	98,327	(15,911)	82,416
Total liabilities	545,276	4,163	549,439
Capital surplus	206,703	(9,590)	197,113
Retained earnings	959,072	8,401	967,473
Total shareholders’ equity	126,954	(1,189)	125,765
Total liabilities and shareholders’ equity	672,230	2,974	675,204

The following tables set forth the effect of the revisions on the affected line items in our Condensed Consolidated Statements of Income for the periods indicated.

	Three Months Ended September 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Income Data:
Revenue	$314,747	$(956)	$313,791
Cost of educational services	133,948	0	133,948
Student services and administrative expenses	110,046	(5,399)	104,647
Legal and other investigation costs	0	0	0
Loss related to loan program guarantees	0	5,095	5,095
Total costs and expenses	243,994	(304)	243,690
Income before provision for income taxes	69,857	(652)	69,205
Provision for income taxes	26,997	(250)	26,747
Net income (loss)	42,860	(402)	42,458
Earnings per share:
Basic	$1.83		$1.82
Diluted	$1.83		$1.81

	Nine Months Ended September 30, 2012
	As Previously Reported	Revisions	Reclassifications	As Revised and Reclassified
Condensed Consolidated Statement of Income Data:
Revenue	$986,366	$(5,305)	$0	$981,061
Cost of educational services	409,829	0	(873)	408,956
Student services and administrative expenses	327,779	(15,918)	0	311,861
Legal and other investigation costs	0	0	873	873
Loss related to loan program guarantees	0	12,055	0	12,055
Total costs and expenses	737,608	(3,863)	0	733,745
Income before provision for income taxes	247,244	(1,442)	0	245,802
Provision for income taxes	97,311	(553)	0	96,758
Net income (loss)	149,933	(889)	0	149,044
Earnings per share:
Basic	$6.23			$6.20
Diluted	$6.20			$6.16

The following tables set forth the effect of the revisions on the affected line items in our Condensed Consolidated Statements of Comprehensive Income for the periods indicated.

	Three Months Ended September 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$42,860	$(402)	$42,458
Comprehensive income	43,037	(402)	42,635

	Nine Months Ended September 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$149,933	$(889)	$149,044
Comprehensive income	150,442	(889)	149,553

The following table sets forth the effect of the revisions on the affected line items in our Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2012.

	Three Months Ended September 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$42,860	$(402)	$42,458
Provision for doubtful accounts	22,873	(5,399)	17,474
Deferred income taxes	(6,021)	(305)	(6,326)
Restricted cash	31	1,244	1,275
Accounts receivable	(38,623)	5,256	(33,367)
Other operating assets and liabilities	(5,758)	850	(4,908)
Net cash flows from operating activities	19,717	1,244	20,961

The following table sets forth the effect of the revisions on the affected line items in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2012
	As Previously Reported	Revisions	As Revised
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$149,933	$(889)	$149,044
Provision for doubtful accounts	57,480	(15,918)	41,562
Deferred income taxes	(16,097)	(943)	(17,040)
Restricted cash	1,408	352	1,760
Accounts receivable	(98,799)	14,905	(83,894)
Other operating assets and liabilities	1,008	2,845	3,853
Net cash flows from operating activities	18,767	352	19,119

The revisions had an effect on capital surplus, retained earnings and total shareholders’ equity as of September 30, 2012 and December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, and that effect is shown in the Condensed Consolidated Balance Sheet Data tables above. The revisions had an effect on net income for the nine months ended September 30, 2012 and net loss for the three months ended December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity. The effect of the revisions on net income for the nine months ended September 30, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, is shown in the Condensed Consolidated Statement of Income Data table above. Net loss for the three months ended December 31, 2012, as reported in our Condensed Consolidated Statements of Shareholders’ Equity, increased $606 as a result of the revisions.

3.	Accounting Policies

Subsequent to December 31, 2012, we added or updated the following significant accounting policies which primarily relate to the PEAKS Trust, a VIE, that has been consolidated in our condensed consolidated financial statements beginning on February 28, 2013. See Note 9 – Variable Interest Entities, for a further discussion of the Consolidation.

Restricted Cash. Beginning on February 28, 2013, we consolidated the PEAKS Trust, a VIE, in our condensed consolidated financial statements. Funds held by the PEAKS Trust are classified as restricted cash on our Condensed Consolidated Balance Sheet, because those funds can only be used to satisfy the obligations of the PEAKS Trust. Funds held by the PEAKS Trust included in restricted cash on our Condensed Consolidated Balance Sheet as of September 30, 2013 were $1,237.

In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Condensed Consolidated Balance Sheet. The amount of these funds included in restricted cash on our Condensed Consolidated Balance Sheet as of September 30, 2013 was $3,140.

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

Recognition of Revenue – Interest Income on Student Loans. Interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans, is included in revenue on our Condensed Consolidated Statements of Income and recognized based on the effective interest method as described in Note 10 – PEAKS Trust Student Loans.

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

6.	Fair Value

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of September 30, 2013:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$163,981	$163,981	$0	$0
Restricted cash:
Money market fund	3,140	3.140	0	0
Other assets:
Money market fund	8,625	8,625	0	0

	$175,746	$175,746	$0	$0

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2012:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market funds	$167,915	$167,915	$0	$0
Restricted cash:
Money market funds	4,792	4,792	0	0
Other assets:
Money market fund	8,621	8,621	0	0

	$181,328	$181,328	$0	$0

We used quoted prices in active markets for identical assets as of the measurement date to value our financial assets that were categorized as Level 1.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis in our Consolidated Balance Sheets as of September 30, 2013 or 2012.

As of September 30, 2013, the carrying value of the PEAKS Trust Student Loans was $92,938 and the estimated fair value of the PEAKS Trust Student Loans was approximately $109,000. The fair value of the PEAKS Trust Student Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Trust Student Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Condensed Consolidated Balance Sheet was approximately $0 as of September 30, 2013, $9,600 as of December 31, 2012 and $18,000 as of September 30, 2012. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our debt under our credit agreement was approximately $60,000 as of September 30, 2013, $140,000 as of December 31, 2012 and $140,000 as of September 30, 2012. The fair value of our debt under our credit agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our debt under our credit agreement. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

As of September 30, 2013, the carrying value of the PEAKS Senior Debt was approximately $228,495. The estimated fair value of the PEAKS Senior Debt was approximately $233,000 as of September 30, 2013. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

7.	Equity Compensation

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

8.	Stock Repurchases

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

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of shares	0	0	0	3,025,700
Total cost	$0	$0	$0	$207,918
Average cost per share	$0	$0	$0	$68.72

9.	Variable Interest Entities

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

Our consolidated financial statements for periods after February 28, 2013 include the PEAKS Trust after the Consolidation, because we were considered to have control over the PEAKS Trust under ASC 810 as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 15 – Contingencies.

Based on our analysis, we also concluded that we were not the primary beneficiary of the 2009 Entity as of September 30, 2013, because we did not have the power to direct the servicing activities of the private education loans owned by the 2009 Entity. As a result, we are not required under ASC 810 to consolidate the 2009 Entity in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013. Our conclusion that we were not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements arising from our conclusion that we were not the primary beneficiary of the 2009 Entity. The 2009 Entity is discussed in more detail below.

We may become the primary beneficiary of the 2009 Entity, if the entity that performs the servicing activities for the 2009 Entity (the “2009 Loan Program Servicer”) fails to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the private education loans made under the 2009 Loan Program (the “2009 Servicing Agreement”). If the 2009 Loan Program Servicer fails to meet those performance criteria, we have the right to terminate the 2009 Servicing Agreement and, therefore, would be considered to have the power to direct the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity. If that occurs, we would be required to consolidate the 2009 Entity in our consolidated financial statements. As of September 30, 2013, we believed that the performance criteria specified in the 2009 Servicing Agreement were met and, therefore, we did not have the right to terminate the 2009 Servicing Agreement. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that this right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015.

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

The Subordinated Note does not bear interest and was recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012. Prior to October 1, 2012, the discount was amortized and recognized in Interest income in our Condensed Consolidated Statements of Income over the term of the Subordinated Note. The maturity date of the Subordinated Note is in March 2026. The amount owed to us under the Subordinated Note was approximately $73,000 as of December 31, 2012. The carrying value of the Subordinated Note was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013.

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

In the three months ended December 31, 2012, we determined that it was probable that we would not collect the carrying value of the Subordinated Note and, therefore, concluded that the Subordinated Note was impaired. We recorded an impairment charge in the amount of approximately $10,300, which equaled the total carrying value of the Subordinated Note prior to recording the impairment charge. The carrying value of the Subordinated Note was approximately $0 as of December 31, 2012 and $10,300 as of September 30, 2012, and was included on our Condensed Consolidated Balance Sheets in Other assets. The carrying value of the Subordinated Note was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements. We did not recognize any interest income related to the Subordinated Note in our Condensed Consolidated Statements of Income after September 30, 2012.

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts that we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. As of December 31, 2012, we had made payments totaling $12,342 under the PEAKS Guarantee (excluding Payments on Behalf of Borrowers), which we expected to be repaid to us (the “PEAKS Guarantee Receivable”). The PEAKS Guarantee Receivable was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements. See Note 15 –Contingencies, for a further discussion of the PEAKS Guarantee.

We did not consolidate the PEAKS Trust in our condensed consolidated financial statements as of December 31, 2012 or September 30, 2012, because we concluded that we were not the primary beneficiary of the PEAKS Trust prior to February 28, 2013. We did, however, include the PEAKS Guarantee Receivable, net of accrued discount, and the contingent liability related to the PEAKS Guarantee in our consolidated financial statements as of December 31, 2012. We did not record a PEAKS Guarantee Receivable or a contingent liability related to the PEAKS Guarantee in our condensed consolidated financial statements as of September 30, 2012. See Note 15 – Contingencies, for a further discussion of those amounts.

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

The fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 by $112,748. The amount of this excess was reduced by $39,500, which represented the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. As a result, we recognized a total loss of $73,248 in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2013 related to the Consolidation.

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheet as of September 30, 2013:

	As of September 30, 2013
	Assets	Liabilities
Restricted cash	$1,237
PEAKS Trust student loans, less allowance for loan losses of $0	7,598
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $20,701	85,340
Current portion of PEAKS Trust senior debt		$134,075
Other current liabilities		496
PEAKS Trust senior debt, excluding current portion		94,420

Total	$94,175	$228,991

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on the Consolidation, that were included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$4,072	$9,536
Student services and administrative expenses	1,535	3,613
Provision for PEAKS Trust student loan losses	16,382	20,701
Interest expense	6,275	14,953

Income (loss) before provision for income taxes	$(20,120)	$(29,731)

The revenue of the PEAKS Trust consists of interest income from the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Condensed Consolidated Statements of Income. The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of September 30, 2013. Interest expense of the PEAKS Trust represents interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

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

The following table sets forth the guarantee payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program in the periods indicated:

Type of Payment	January 1, 2013 Through February 28, 2013 (1)	March 1, 2013 Through September 30, 2013 (1)	Total Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
PEAKS Guarantee	$854	$523	$1,377	$502
Payments on Behalf of Borrowers	532	7,115	7,647	0

Total	$1,386	$7,638	$9,024	$502

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.

From October 1, 2013 through January 2014, we made Payments on Behalf of Borrowers of $5,684. In March 2014, we entered into a letter agreement, dated as of March 17, 2014, with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “Letter Agreement”), in order to resolve differing interpretations of the permissibility of the Payments on Behalf of Borrowers under the PEAKS Program documents. Pursuant to the Letter Agreement, the trustee agreed to waive, and the holders of the PEAKS Senior Debt consented to the waiver of, any:

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

(collectively, “Discharge Payments”). We determined that the ability to make Discharge Payments as of September 30, 2013 did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Regular Payments	$458	$605	$841	$1,273
Discharge Payments	0	0	0	0
Recoveries from Charged-Off Loans	0	(45)	(103)	(132)

Total	$458	$560	$738	$1,141

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$357 in the three months ended September 30, 2013; and

•	$8,471 in the nine months ended September 30, 2013.

Approximately $6,786 of the amount that we claimed as an offset against the Revolving Note in the nine months ended September 30, 2013 related to our election under the 2009 RSA to make Discharge Payments. We did not elect to make any Discharge Payments in the three months ended September 30, 2013. See Note 15 – Contingencies, for a further discussion of the offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. In the three months ended September 30, 2013, the 2009 Entity did not remit to us $186 of recoveries from charged-off loans that were owed to us. In the nine months ended September 30, 2013, the 2009 Entity did not remit to us $413 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of September 30, 2013. See Note 15 – Contingencies, for a further discussion of the 2009 RSA. We determined that claiming an offset against the Revolving Note for Regular Payments or Discharge Payments did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity as of and for the three and nine months ended September 30, 2013 and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

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

The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of September 30, 2013, $8,300 as of December 31, 2012 and $8,600 as of September 30, 2012. In the three months ended December 31, 2012, we determined that circumstances indicated it was probable that we would not collect the full carrying value of the Revolving Note and, therefore, concluded that the Revolving Note was impaired. We recorded an impairment charge in the amount of $4,900, which equaled the amount that the carrying value of the Revolving Note exceeded the present value of the expected future cash flows from that note. The carrying value of the Revolving Note prior to recording the impairment charge was approximately $7,800. The carrying value of the Revolving Note was approximately $0 as of September 30, 2013, $2,900 as of December 31, 2012 and $8,200 as of September 30, 2012 and was included on our Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets as September 30, 2013 and in Other assets as of December 31, 2012 and September 30, 2012. We have not recognized any interest income related to the Revolving Note in our Condensed Consolidated Statements of Income during the time that the Revolving Note has been impaired.

10.	PEAKS Trust Student Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 9 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheet as of September 30, 2013. The PEAKS Trust Student Loans are included in the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet.

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the period indicated:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance at beginning of period	$4,319	$0
Loans charged off	0	0
Recoveries from charged off loans	0	0
Provision for loan losses	16,382	20,701

Balance at end of period	$20,701	$20,701

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Modifications were made to PCI Loans in the three and nine months ended September 30, 2013 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

As of of September 30, 2013, the outstanding balance of the PEAKS Trust Student Loans, including accrued interest, was approximately $277,800. The carrying amount of the PEAKS Trust Student Loans included under the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet was $93,599 as September 30, 2013. The PEAKS Trust Student Loans were not included on our Condensed Consolidated Balance Sheets prior to February 28, 2013.

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, for the period indicated:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Total	ASC 310- 30 Applied By Analogy	Total	ASC 310- 30 Applied By Analogy
Balance at beginning of period	$99,475	$60,533	$0	$0
Additions resulting from the Consolidation	0	0	100,953	58,843
Accretion	(4,072)	(2,334)	(9,536)	(5,282)
Reclassification from nonaccretable difference and changes in expected cash flows	(16,513)	(11,451)	(12,527)	(6,813)

Balance at end of period	$78,890	$46,748	$78,890	$46,748

11.	Debt

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

As of September 30, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $60,000. Borrowings under the Amended Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the ratio of our total Indebtedness (as defined in the Amended Credit Agreement and which primarily includes outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Amended Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	4.10% per annum in the three months ended September 30, 2013;

•	3.40% per annum in the nine months ended September 30, 2013;

•	2.70% per annum in the three months ended September 30, 2012; and

•	2.30% per annum in the nine months ended September 30, 2012.

The commitment fee under the Amended Credit Agreement was 0.40% as of September 30, 2013.

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of September 30, 2013, after giving effect to the Third Amendment and the Fourth Amendment. The Third Amendment provides that noncompliance with the Leverage Ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, and noncompliance with the fixed charge coverage ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 (in each case, before giving effect to the Third Amendment) have been waived by the lenders. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consent, taken together:

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

For the period February 28, 2013 through September 30, 2013, our condensed consolidated financial statements consolidate the PEAKS Trust. See Note 9 – Variable Interest Entities, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. The amounts received during the period from October 1, 2013 through September 30, 2014 by the PEAKS Trust from PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, were not material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the indenture under the PEAKS Program (the “PEAKS Indenture”), including, among other things:

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

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation, we were not in compliance with those metrics as of September 30, 2013. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 15 –Contingencies, for a further discussion of the PEAKS Guarantee.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports, or with respect to periods in 2014 through June 30, 2014, delivered quarterly reports, to the indenture trustee of the PEAKS Trust, we believe the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling approximately $60,340 in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a guarantee payment of $50,000, which payment, along with other payments that we have made to the PEAKS Trust in recent months, included amounts that would have become due between April 2013 and September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the PEAKS Indenture. In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Amended Credit Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and making the additional guarantee payments satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or assert that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $159,500 in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40,000 that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50,000 that we paid in October 2014, as described in the immediately preceding paragraph.

As of September 30, 2013, the outstanding principal balance of the PEAKS Senior Debt was approximately $256,334 and the carrying value was $228,495. We recorded $134,075 as a current liability as of September 30, 2013, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following September 30, 2013 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 9.6% per annum in the three months ended September 30, 2013 and approximately 10.0% per annum in the nine months ended September 30, 2013. We recognized interest expense on the PEAKS Senior Debt of:

•	$6,275 in the three months ended September 30, 2013, which included $1,411 of discount accretion; and

•	$14,953 in the nine months ended September 30, 2013, which included 3,444 of discount accretion.

12.	Investments

We did not hold any available-for-sale investments as of September 30, 2013, December 31, 2012 or September 30, 2012.

The following table sets forth the components of investment income included in Interest income in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income on investments	$16	$36	$74	$252
Realized net gains on the sale of investments	0	0	0	40

Total investment income	$16	$36	$74	$292

13.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,418	23,359	23,410	24,054
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	216	84	146	146

Outstanding shares for diluted earnings per share calculation	23,634	23,443	23,556	24,200

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

14.	Employee Pension Benefits

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

The reclassification of prior service costs or credits and actuarial gains or losses from Accumulated other comprehensive loss are included in the computation of net periodic pension cost (income). Net periodic pension cost (income) was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Condensed Consolidated Statements of Income in the three and nine months ended September 30, 2013.

15.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2013, the total face amount of those surety bonds was approximately $20,000. As of September 30, 2013, we also had issued approximately $2,246 of letters of credit to our workers’ compensation insurers.

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

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
PEAKS Guarantee (1)	$0	$47,500	$0
2009 RSA	36,535	28,232	17,563
2007 RSA (2)	0	46,000	24,250
Other	8,325	5,246	4,889

Total	$44,860	$126,978	$46,702

Other current liabilities	$44,472	$85,655	$24,094
Other liabilities	388	41,323	22,608

Total	$44,860	$126,978	$46,702

(1)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013. See Note 9 – Variable Interest Entities, for a further discussion of the Consolidation.
(2)	As defined below.

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12-month period following the dates indicated. As of September 30, 2013, amounts in Other current liabilities included $8,471 that we claimed as an offset against amounts owed to us under the Revolving Note. See “—Guarantees,” for a further discussion of the amounts we claimed as offsets under the Revolving Note. The amounts included in Other liabilities primarily related to our estimated contingent liabilities for the 2009 RSA as of September 30, 2013, the PEAKS Guarantee and 2009 RSA as of December 31, 2012 and the 2009 RSA and 2007 RSA as of September 30, 2012, and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed 10 years.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$38,725	$43,224	$126,978	$36,028
Increases (decreases) from:
Additional accruals:
PEAKS Guarantee	0	0	0	0
2009 RSA	4,826	5,095	8,629	12,055
2007 RSA	0	0	0	0
Other, net	1,767	(814)	3,491	262
Payments, net of recoveries of $0, $45, $103 and $132(1)	(458)	(560)	(738)	(1,141)
Payments under PEAKS Guarantee, net of estimated recoveries of $80, $0, $803 and $0	(58)	(243)	(574)	(502)
Payments on Behalf of Borrowers	(2,502)	0	(7,647)	0
Settlement payment -2007 RSA	0	0	(46,000)	0
Elimination of intercompany transactions (2)	2,560	0	6,835	0
Elimination of PEAKS Guarantee accrual (3)	0	0	(46,114)	0

Balance at end of period	$44,860	$46,702	$44,860	$46,702

(1)	Includes payments, net of recoveries, under the 2009 RSA.
(2)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we have eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the Consolidation. See Note 9 – Variable Interest Entities, for a further discussion of the Consolidation.
(3)	As a result of the Consolidation, we have eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

We had guaranteed the repayment of private education loans made by a lender to our students in 2007 and early 2008 (the “2007 RSA”) that the lender charged off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. In January 2013, we paid $46,000 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which amount is included in the Settlement payment – 2007 RSA line item in the nine months ended September 30, 2013 in the table above. The liability for this settlement was included in Other current liabilities on our Condensed Consolidated Balance Sheet as of December 31, 2012.

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

In connection with estimating our recorded liability for claims and contingencies as of September 30, 2013, December 31, 2012 and September 30, 2012, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. In order to estimate the possible range of losses under the PEAKS Guarantee (for the nine months ended September 30, 2012 and year ended December 31, 2012 only) and 2009 RSA (collectively, the “RSAs”), we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program and PEAKS Program over the life of those loans. The life of a private education loan made under the 2009 Loan Program and PEAKS Program may be in excess of ten years from the date of disbursement. Therefore, our estimate of the possible range of losses under the RSAs was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

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

We consulted with third-party consumer credit consulting firms in arriving at our assumptions and estimates. The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the 2009 RSA. With respect to our guarantee obligations under the 2009 RSA, we believe that it is reasonably possible that we may incur losses in an estimated range of $5,000 less than to $10,000 greater than the liability recorded as of September 30, 2013 for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 9 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of September 30, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the 2009 RSA. See Note 9 – Variable Interest Entities, for a further discussion of Discharge Payments.

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

We believe that it is probable that we will make additional payments under the 2009 RSA. The following table sets forth our projections as of September 30, 2013 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity in the periods indicated:

Year	Estimated Regular Payments	Estimated Discharge Payments	Estimated Total Payments	Estimated Recoveries
2013 (1)	$0	$28,701	$28,701	$(350)
2014	0	12,235	12,235	(1,870)
2015	0	5,378	5,378	(2,517)
2016	0	1,055	1,055	(2,700)
2017 and later	0	177	177	(2,861)

Total	$0	$47,546	$47,546	$(10,298)

(1)	Estimated payments and recoveries between October 1, 2013 and December 31, 2013.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2013, December 31, 2012 and September 30, 2012, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were not in compliance with those covenants as of September 30, 2013.

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

The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

Type of Payment (Receipt)	January 1, 2013 Through February 28, 2013 (1)(2)	March 1, 2013 Through September 30, 2013 (1)(2)	Total Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Guarantee:
PEAKS Program	$854	$$523	$1,377	$502
2009 RSA Regular Payments	0	0	841	1,273
2009 RSA Discharge Payments	0	0	0	0
Payments on Behalf of Borrowers	532	7,115	7,647	0
2009 RSA-Recoveries from Charged-Off Loans	0	0	(103)	(132)

Total	$1,386	$7,638	$9,762	$1,643

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.
(2)	The 2009 RSA payments are made to, and recoveries are received from, the 2009 Entity. The 2009 Entity was not consolidated in our consolidated financial statements and, therefore, separate disclosure of amounts paid or received before and after the February 28, 2013 date of Consolidation is not applicable.

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$357 in the three months ended September 30, 2013; and

•	$8,471 in the nine months ended September 30, 2013.

Approximately $6,786 of the amount that we claimed as an offset against the Revolving Note in the nine months ended September 30, 2013 related to our election to make Discharge Payments. We did not elect to make any Discharge Payments in the three months ended September 30, 2013. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. In the three months ended September 30, 2013, the 2009 Entity did not remit to us $186 of recoveries from charged-off loans that were owed to us. In the nine months ended September 30, 2013, the 2009 Entity did not remit to us $413 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of September 30, 2013.

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

At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) and, if so, in what amount. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program) over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years from the date of disbursement. Therefore, our assessment was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program);

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans (and, prior to February 28, 2013, the PEAKS Senior Debt);

•	the amounts and timing of collections that will be collected in the future on those private education loans that have defaulted;

•	prior to February 28, 2013, the fees and expenses associated with servicing the PEAKS Trust Student Loans; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

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

This management’s discussion and analysis of financial condition and results of operations reflects the fact that we have:

•	restated our previously issued financial statements as of and for the three and nine months ended September 30, 2013; and

•	revised our previously issued financial statements as of and for the three and nine months ended September 30, 2012 and certain of our previously issued financial statements as of and for the twelve months ended December 31, 2012.

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

As a result of our determination that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, we concluded that we needed to restate the unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, and that those previously-issued financial statements should no longer be relied upon. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation.

Although our results of operations, financial condition and cash flows for periods after February 28, 2013 reflect the results of operations, financial condition and cash flows of the PEAKS Trust after the Consolidation, we do not actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further under “—Private Education Loan Program Obligations” and Note 15—Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

The following tables set forth selected data from our balance sheets, statements of income and statements of cash flows as of and for the three and nine months ended September 30, 2012 (which was prior to the Consolidation) and September 30, 2013, regarding:

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

		As of September 30, 2013 (as restated)
	As of September 30, 2012	Core Operations	PEAKS Trust	Elimina- tions	GAAP Consolidated
	(Dollar amounts in thousands)
Balance Sheet Data:

Cash and cash equivalents	$169,666	$165,581	$0	$0	$165,581
Restricted cash	5,512	3,752	1,237	0	4,989
Accounts receivable, net	90,940	122,693	0	0	122,693
PEAKS Trust student loans, net	0	0	7,598	0	7,598
Deferred income taxes	19,284	25,687	51,656	0	77,343
Prepaid expenses and other current assets	18,331	21,258	413	0	21,671

Total current assets	303,733	338,971	60,904	0	399,875

Property and equipment, net	194,253	174,394	0	0	174,394
PEAKS Trust student loans, excluding current portion	0	0	85,340	0	85,340
Deferred income taxes	40,442	55,891	(14,942)	0	40,949
Other assets	49,080	46,409	0	(7,665)	38,744

Total assets	$587,508	$615,665	$131,302	$(7,665)	$739,302

Current portion of PEAKS Trust senior debt	$0	$0	$134,075	$0	$134,075
Accounts payable	76,358	61,468	0	0	61,468
Accrued compensation and benefits	19,729	20,113	0	0	20,113
Other current liabilities	39,245	63,873	(3,328)	(3,060)	57,485
Deferred revenue	119,089	132,246	0	0	132,246

Total current liabilities	254,421	277,700	130,747	(3,060)	405,387

Long-term debt	140,000	60,000	0	0	60,000
PEAKS Trust senior debt, excluding current portion	0	0	94,420	0	94,420
Other liabilities	61,895	76,780	(1,658)	(36,862)	38,260

Total liabilities	456,316	414,480	223,509	(39,922)	598,067

Total shareholders’ equity	131,192	201,185	(92,207)	32,257	141,235

Total liabilities and shareholders’ equity	$587,508	$615,665	$131,302	$(7,665)	$739,302

In accordance with ASC 810, the assets and liabilities of the PEAKS Trust were treated as having been acquired by us at their fair values as of February 28, 2013. The carrying values of the assets and liabilities of the PEAKS Trust are included in our Condensed Consolidated Balance Sheet as of September 30, 2013. The assets of the PEAKS Trust consist of cash and the PEAKS Trust Student Loans. The liabilities of the PEAKS Trust consist primarily of the PEAKS Senior Debt. For further information about the terms of the PEAKS Senior Debt, see “—Financial Condition, Liquidity and Capital Resources—Financing.” The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The carrying values of the assets and liabilities related to the PEAKS Program that had been included as balance sheet items related to our Core Operations and consisted of the Subordinated Note, a guarantee receivable and a contingent liability, were eliminated from our Condensed Consolidated Balance Sheet as of September 30, 2013.

Although the assets and liabilities of the PEAKS Trust are presented on our Condensed Consolidated Balance Sheets following the Consolidation, the assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

		Three Months Ended September 30, 2013 (as restated)
	Three Months Ended September 30, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Income Data:
Revenue	$313,791	$255,545	$4,072	$0	$259,617
Costs and expenses:
Cost of educational services	133,948	120,204	0	0	120,204
Student services and administrative expenses	104,647	94,647	1,535	0	96,182
Legal and other investigation costs	0	2,089	0	0	2,089
Loss related to loan program guarantees	5,095	5,547	0	(721)	4,826
Provision for PEAKS Trust student loan losses	0	0	16,382	0	16,382

Total costs and expenses	243,690	222,487	17,917	(721)	239,683

Operating income (loss)	70,101	33,058	(13,845)	721	19,934
(Loss) on consolidation of PEAKS Trust	0	0	0	0	0
Interest income	125	170	0	(154)	16
Interest (expense)	(1,021)	(915)	(6,275)	0	(7,190)

Income (loss) before provision for income taxes	69,205	32,313	(20,120)	567	12,760
Provision (benefit) for income taxes	26,747	12,546	(9,429)	219	3,336

Net income (loss)	$42,458	$19,767	$(10,691)	$348	$9,424

		Nine Months Ended September 30, 2013 (as restated)
	Nine Months Ended September 30, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Income Data:
Revenue	$981,061	$795,602	$9,536	$0	$805,138
Costs and expenses:
Cost of educational services	408,956	367,921	0	0	367,921
Student services and administrative expenses	311,861	292,625	3,613	0	296,238
Legal and other investigation costs	873	3,802	0	0	3,802
Loss related to loan program guarantees	12,055	9,350	0	(721)	8,629
Provision for PEAKS Trust student loan losses	0	0	20,701	0	20,701

Total costs and expenses	733,745	673,698	24,314	(721)	697,291

Operating income (loss)	247,316	121,904	(14,778)	721	107,847
(Loss) on consolidation of PEAKS Trust	0	0	(112,748)	39,500	(73,248)
Interest income	1,308	376	0	(301)	75
Interest (expense)	(2,822)	(3,180)	(14,953)	0	(18,133)

Income (loss) before provision for income taxes	245,802	119,100	(142,479)	39,920	16,541
Provision for income taxes	96,758	46,793	(58,090)	15,481	4,184

Net income (loss)	$149,044	$72,307	$(84,389)	$24,439	$12,357

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

Following the Consolidation, our provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of September 30, 2013.

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

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2013 (as restated)
		Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$42,458	$19,767	$(10,691)	$348	$9,424
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,930	6,173	0	0	6,173
Provision for doubtful accounts	17,474	14,526	0	0	14,526
Deferred income taxes	(6,326)	280	(6,355)	0	(6,075)
Excess tax benefit from stock option exercises	(3)	0	0	0	0
Stock-based compensation expense	4,291	3,304	0	0	3,304
Accretion of discount on PEAKS Trust student loans	0	0	(4,072)	0	(4,072)
Accretion of discount on PEAKS Trust senior debt	0	0	1,411	0	1,411
Provision for PEAKS Trust student loan losses	0	0	16,382	0	16,382
Other	340	102	0	115	257
Changes in operating assets and liabilities:
Restricted cash	1,275	(136)	966	0	830
Accounts receivable	(33,367)	(10,198)	(77)	0	(10,275)
PEAKS Trust student loans	0	0	3,434	0	3,434
Accounts payable	(4,419)	(2,427)	0	(115)	(2,542)
Other operating assets and liabilities	(4,908)	1,857	(599)	(348)	715
Deferred revenue	(2,784)	17,769	0	0	17,769

Net cash flows from operating activities	20,961	51,017	399	0	51,416

Net cash flows from investing activities	(2,740)	(7,985)	138	0	(7,847)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	3	0	0	0	0
Proceeds from exercise of stock options	254	0	0	0	0
Repayment of revolving borrowings	(10,000)	(60,000)	0	0	(60,000)
Repayment of PEAKS Trust senior debt	0		(537)	0	(537)
Repurchase of common stock and shares tendered for taxes	(10)	(19)	0	0	(19)

Net cash flows from financing activities	(9,753)	(60,019)	(537)	0	(60,556)

Net change in cash and cash equivalents	8,468	(16,987)	0	0	(16,987)
Cash and cash equivalents at beginning of period	161,198	182,568	0	0	182,568

Cash and cash equivalents at end of period	$169,666	$165,581	$0	$0	$165,581

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013 (as restated)
		Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$149,044	$72,307	$(91,623)	$24,439	$12,357
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,045	20,816	0	0	20,816
Provision for doubtful accounts	41,562	44,755	0	0	44,755
Deferred income taxes	(17,040)	(11,968)	(8,006)	0	(19,974)
Excess tax benefit from stock option exercises	(1,382)	0	0	0	0
Stock-based compensation expense	13,046	8,698	0	0	8,698
Settlement cost	0	(46,000)	0	0	(46,000)
Accretion of discount on PEAKS Trust student loans	0	0	(9,536)	0	(9,536)
Accretion of discount on PEAKS Trust senior debt	0	0	3,444	0	3,444
Provision for PEAKS Trust student loan losses	0	0	20,701	0	20,701
Loss on consolidation of PEAKS Trust	0	0	73,248	0	73,248
Other	97	467	0	155	622
Changes in operating assets and liabilities:
Restricted cash	1,760	(274)	466	0	192
Accounts receivable	(83,894)	(87,426)	(77)	0	(87,503)
PEAKS Trust student loans	0	0	8,013	0	8,013
Accounts payable	(2,518)	(2,012)	0	(155)	(2,127)
Other operating assets and liabilities	3,853	20,120	234	(24,439)	(4,085)
Deferred revenue	(107,454)	(4,240)	0	0	(4,240)

Net cash flows from operating activities	19,119	15,243	1,198	0	16,303

Net cash flows from investing activities	137,866	(12,737)	138	0	(12,599)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,382	0	0	0	0
Proceeds from exercise of stock options	8,345	0	0	0	0
Debt issue costs	(1,525)	0	0	0	0
Proceeds from revolving borrowings	175,000	0	0	0	0
Repayment of revolving borrowings	(185,000)	(80,000)	0	0	(80,000)
Repayment of PEAKS Trust senior debt	0	0	(1,198)	0	(1,198)
Repurchase of common stock and shares tendered for taxes	(209,370)	(390)	0	0	(390)

Net cash flows from financing activities	(211,168)	(80,390)	(1,198)	0	(81,588)

Net change in cash and cash equivalents	(54,183)	(77,884)	0	0	(77,884)
Cash and cash equivalents at beginning of period	223,849	243,465	0	0	243,465

Cash and cash equivalents at end of period	$169,666	$165,581	$0	$0	$165,581

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

As part of our efforts to maximize the efficiency and effectiveness of our campus locations, during the nine months ended September 30, 2013, we relocated four of our campuses into existing facilities of other ITT Technical Institute campuses. We also suspended the enrollment of new students at two other ITT Technical Institute campuses and, subsequently, determined to discontinue operations at those campuses after the students who are currently attending those campuses have had an opportunity to complete their education programs at those campuses.

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

Subsequent to December 31, 2012, we added or updated the following significant accounting policies which primarily relate to the PEAKS Trust, a VIE, that has been consolidated in our condensed consolidated financial statements beginning on February 28, 2013. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the consolidation of the VIE.

Restricted Cash. Beginning on February 28, 2013, we consolidated the PEAKS Trust, a VIE, in our condensed consolidated financial statements. Funds held by the PEAKS Trust are classified as restricted cash on our Condensed Consolidated Balance Sheet, because those funds can only be used to satisfy the obligations of the PEAKS Trust. Funds held by the PEAKS Trust included in restricted cash on our Condensed Consolidated Balance Sheet as of September 30, 2013 were approximately $1.2 million.

In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Condensed Consolidated Balance Sheet. The amount of these funds included in restricted cash on our Condensed Consolidated Balance Sheet as of September 30, 2013 was $3.1 million.

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

Recognition of Revenue – Interest Income on Student Loans. Interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans, is included in revenue on our Condensed Consolidated Statements of Income and recognized based on the effective interest method, as described in Note 10 – PEAKS Trust Student Loans of the Notes to Condensed Consolidated Financial Statements.

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

Results of Operations

The information in this “—Results of Operations” section has not been updated in this Amended Filing to reflect operational data for periods following September 30, 2013.

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	46.3%	42.7%	45.7%	41.7%
Student services and administrative expenses	37.0%	33.3%	36.8%	31.8%
Legal and other investigation costs	0.8%	0.0%	0.5%	0.1%
Loss related to loan program guarantees	1.9%	1.6%	1.1%	1.2%
Provision for PEAKS Trust student loan losses	6.3%	0.0%	2.6%	0.0%

Operating income	7.7%	22.3%	13.4%	25.2%
(Loss) on consolidation of PEAKS Trust	0.0%	0.0%	(9.1%)	0.0%
Interest (expense), net	(2.8%)	(0.3%)	(2.2%)	(0.2%)

Income before provision for income taxes	4.9%	22.0%	2.1%	25.1%

The following table sets forth our total student enrollment as of the dates indicated:

	2013		2012
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	61,039	(14.2%)	71,123	(15.4%)
June 30	58,617	(11.7%)	66,397	(15.7%)
September 30	60,997	(7.1%)	65,662	(17.1%)
December 31	Not applicable	Not applicable	61,059	(16.6%)

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

We believe that the 5.2% increase in new student enrollment in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and the 7.5% increase in new student enrollment in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were primarily due to:

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

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012. Revenue decreased $54.2 million, or 17.3%, to $259.6 million in the three months ended September 30, 2013 compared to $313.8 million in the three months ended September 30, 2012. The primary factors that contributed to this decrease included:

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

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue attributable to the interest income on the PEAKS Trust Student Loans was approximately $4.1 million in the three months ended September 30, 2013. No interest income on the PEAKS Trust Student Loans was included in revenue in the three months ended September 30, 2012, because the Consolidation was effective February 28, 2013. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Consolidation.

Cost of educational services decreased $13.7 million, or 10.3%, to $120.2 million in the three months ended September 30, 2013 compared to $133.9 million in the three months ended September 30, 2012. The primary factor that contributed to this decrease was a decrease in compensation and benefit costs resulting from fewer employees, which was partially offset by a $3.3 million expense that was recorded in the three months ended September 30, 2013 related to the relocation of three of our ITT Technical Institutes.

Cost of educational services as a percentage of revenue increased 360 basis points to 46.3% in the three months ended September 30, 2013 compared to 42.7% in the three months ended September 30, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs.

Student services and administrative expenses decreased $8.5 million, or 8.1%, to $96.2 million in the three months ended September 30, 2013 compared to $104.6 million in the three months ended September 30, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and bad debt expense. Approximately $1.5 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the three months ended September 30, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 37.0% of revenue in the three months ended September 30, 2013 compared to 33.3% of revenue in the three months ended September 30, 2012. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and bad debt expense. Bad debt expense as a percentage of revenue was 5.6% in each of the three months ended September 30, 2013 and September 30, 2012.

Legal and other investigation costs, primarily associated with the SEC investigation of us, the CFPB investigation of us and the Securities Litigation, were $2.1 million in the three months ended September 30, 2013. We did not incur any legal and other investigation costs associated with those matters in the three months ended September 30, 2012. See “Legal Proceedings” and Note 15 –Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about these matters.

In the three months ended September 30, 2013, we recorded a loss related to loan program guarantees of $4.8 million with respect to our guarantee obligations under the 2009 RSA compared to $5.1 million in the three months ended September 30, 2012 with respect to our guarantee obligations under the 2009 RSA. The entire amount of the loss recorded in the three months ended September 30, 2013 and 2012 related to a change in our estimate of the amount of our guarantee obligations under the 2009 RSA. See “—Private Education Loan Program Obligations,” for a further discussion of the loss.

Provision for PEAKS Trust student loan losses of approximately $16.4 million in the three months ended September 30, 2013 represented the increase in the allowance for loan losses that occurred from July 1, 2013 through September 30, 2013. We did not consolidate the PEAKS Trust in our consolidated financial statements in the three months ended September 30, 2012, and, therefore, we did not include the PEAKS Trust Student Loans in our consolidated financial statements or recognize any provision for PEAKS Trust student loan losses in that period.

Operating income decreased $50.2 million, or 71.6%, to $19.9 million in the three months ended September 30, 2013 compared to $70.1 million in the three months ended September 30, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and other investigation costs, loss related to loan program guarantees and provision for PEAKS Trust student loan losses. Our operating margin decreased to 7.7% in the three months ended September 30, 2013 compared to 22.3% in the three months ended September 30, 2012, primarily as a result of the impact of the factors discussed above.

Interest income decreased to less than $0.1 million in the three months ended September 30, 2013 compared to $0.1 million in the three months ended September 30, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Subordinated Note.

Interest expense increased $6.2 million, or 604.2%, to $7.2 million in the three months ended September 30, 2013 compared to $1.0 million in the three months ended September 30, 2012, primarily due to:

•	interest expense of approximately $6.3 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the three months ended September 30, 2013 as a result of the Consolidation, during which the effective interest rate was 9.6%; and

•	a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement, which was partially offset by an increase in the effective interest rate under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 26.1% in the three months ended September 30, 2013 compared to 38.7% in the three months ended September 30, 2012. The effective income tax rate was lower in the three months ended September 30, 2013, primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012. Revenue decreased
$175.9 million, or 17.9%, to $805.1 million in the nine months ended September 30, 2013 compared to $981.1 million in the nine months ended September 30, 2012. The primary factors that contributed to this decrease included:

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

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue attributable to the interest income on the PEAKS Trust Student Loans was approximately $9.5 million in the nine months ended September 30, 2013. No interest income on the PEAKS Trust Student Loans was included in revenue in the nine months ended September 30, 2012, because the Consolidation was effective February 28, 2013. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Consolidation.

Cost of educational services decreased $41.0 million, or 10.0%, to $367.9 million in the nine months ended September 30, 2013 compared to $409.0 million in the nine months ended September 30, 2012. The primary factors that contributed to this decrease included:

•	a decrease in compensation and benefit costs, resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments.

Cost of educational services as a percentage of revenue increased 400 basis points to 45.7% in the nine months ended September 30, 2013 compared to 41.7% in the nine months ended September 30, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses decreased $15.6 million, or 5.0%, to $296.2 million in the nine months ended September 30, 2013 compared to $311.9 million in the nine months ended September 30, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and expenses related to student scholarships. Approximately $3.6 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the nine months ended September 30, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 36.8% of revenue in the nine months ended September 30, 2013 compared to 31.8% of revenue in the nine months ended September 30, 2012. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 5.6% in the nine months ended September 30, 2013 compared to 4.2% in the nine months ended September 30, 2012, primarily as a result of an increase in student account balances that were determined to be uncollectible.

Legal and other investigation costs increased $2.9 million, or 335.5%, to $3.8 million in the nine months ended September 30, 2013, compared to $0.9 million in the nine months ended September 30, 2012. Legal and other investigation costs represent the costs and other expenses associated with the SEC investigation of us, the CFPB investigation of us and the Securities Litigation. See “Legal Proceedings” and Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about these matters.

In the nine months ended September 30, 2013, we recorded a loss related to loan program guarantees of $8.6 million with respect to our guarantee obligations under the 2009 RSA compared to $12.1 million in the nine months ended September 30, 2012. The entire amount of the loss recorded in the nine months ended September 30, 2013 related to a change in our estimate of the amount of our guarantee obligations under the 2009 RSA. See “—Private Education Loan Program Obligations,” for a further discussion of the loss.

Provision for PEAKS Trust student loan losses of approximately $20.7 million in the nine months ended September 30, 2013 represented the increase in the allowance for loan losses that occurred from February 28, 2013 through September 30, 2013. We did not consolidate the PEAKS Trust in our consolidated financial statements in the nine months ended September 30, 2012, and, therefore, we did not include the PEAKS Trust Student Loans in our consolidated financial statements or recognize any provision for PEAKS Trust student loan losses in that period.

Operating income decreased $139.5 million, or 56.4%, to $107.8 million in the nine months ended September 30, 2013 compared to $247.3 million in the nine months ended September 30, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and other investigation costs, loss related to loan program guarantees and provision for PEAKS Trust student loan losses. Our operating margin decreased to 13.4% in the nine months ended September 30, 2013 compared to 25.2% in the nine months ended September 30, 2012, primarily as a result of the impact of the factors discussed above.

In the nine months ended September 30, 2013, we recorded a loss upon the Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets upon the Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation.

Interest income decreased $1.2 million, or 94.3%, to $0.1 million in the nine months ended September 30, 2013 compared to $1.3 million in the nine months ended September 30, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note that we issued in connection with the PEAKS Program. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a discussion of the Subordinated Note.

Interest expense increased $15.3 million, or 542.6%, to $18.1 million in the nine months ended September 30, 2013 compared to $2.8 million in the nine months ended September 30, 2012, primarily due to:

•	interest expense of approximately $15.0 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the nine months ended September 30, 2013 as a result of the Consolidation, during which the effective interest rate was 10.0%; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 25.3 % in the nine months ended September 30, 2013 compared to 39.4% in the nine months ended September 30, 2012. The effective income tax rate was lower in the nine months ended September 30, 2013 primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $165.6 million as of September 30, 2013 compared to $243.5 million as of December 31, 2012 and $169.7 million as of September 30, 2012. Cash and cash equivalents as of September 30, 2013 decreased $77.9 million compared to December 31, 2012, primarily due to:

•	a payment of $46.0 million made in January 2013 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA;

•	a net repayment of $80.0 million in outstanding borrowings under the Amended Credit Agreement in the nine months ended September 30, 2013; and

•	the purchase of Cable Holdings for approximately $7.0 million.

These decreases were partially offset by cash generated from operating activities. Cash and cash equivalents as of September 30, 2013 decreased $4.1 million compared to September 30, 2012, primarily due to a net repayment of $80.0 million in outstanding borrowings under the Amended Credit Agreement and the $46.0 million settlement payment related to the 2007 RSA, which were partially offset by cash generated from operating activities.

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

Our Condensed Consolidated Balance Sheet as of September 30, 2013 included the assets and liabilities of the PEAKS Trust. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. We have significant payment obligations under the PEAKS Guarantee and the 2009 RSA. See “—Private Education Loan Program Obligations” and Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of our obligations under the PEAKS Guarantee and the 2009 RSA.

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

Operations. Net cash generated from operating activities was $51.4 million in the three months ended September 30, 2013 compared to $21.0 million in the three months ended September 30, 2012. The $30.5 million increase in net cash flows from operating activities was primarily due to lower income tax and compensation-related payments, which were partially offset by a decrease in funds received as a result of lower student enrollments.

Net cash generated from operating activities was $16.3 million in the nine months ended September 30, 2013 compared to
$19.1 million in the nine months ended September 30, 2012. The $2.8 million decrease in net cash flows from operating activities was primarily due to a decrease in funds received as a result of lower student enrollments and the settlement payment to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which were partially offset by lower income tax and compensation-related payments.

Accounts receivable less allowance for doubtful accounts was $122.7 million as of September 30, 2013 compared to
$90.9 million as of September 30, 2012. Days sales outstanding increased 16.3 days to 42.4 days at September 30, 2013 compared to
26.1 days at September 30, 2012. Our accounts receivable balance and days sales outstanding increased as of September 30, 2013, primarily due to:

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

As of September 30, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $60.0 million. Borrowings under the Amended Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the Leverage Ratio as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	4.10% per annum in the three months ended September 30, 2013;

•	3.40% per annum in the nine months ended September 30, 2013;

•	2.70% per annum in the three months ended September 30, 2012; and

•	2.30% per annum in the nine months ended September 30, 2012.

The commitment fee under the Amended Credit Agreement was 0.40% as of September 30, 2013.

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of September 30, 2013, after giving effect to the Third Amendment and the Fourth Amendment. The Third Amendment provides that noncompliance with the Leverage Ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, and noncompliance with the fixed charge coverage ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 (in each case, before giving effect to the Third Amendment) have been waived by the lenders. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consent, taken together:

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

For the period February 28, 2013 through September 30, 2013, we have consolidated the PEAKS Trust in our condensed consolidated financial statements. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the
January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. We estimate that the amounts received in 2014 by the PEAKS Trust from the PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, will not be material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the PEAKS Indenture, including, among other things:

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

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation, we were not in compliance with those metrics as of September 30, 2013. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Guarantee.

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

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $159.5 million in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40.0 million that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 9 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51.7 million that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50.0 million that we paid in October 2014, as described in the immediately preceding paragraph.

The amount of the assets of the PEAKS Trust for purposes of computing the Asset/Liability Ratio was $279.1 million as of September 30, 2013 and $211.6 million as of June 30, 2014. The outstanding principal balance of the PEAKS Senior Debt was approximately $256.3 million as September 30, 2013 and $214.5 million as of June 30, 2014. The carrying value of the PEAKS Senior Debt was $228.5 million as of September 30, 2013 and $190.9 million as of June 30, 2014. We recorded $134.1 million of the total carrying value of the PEAKS Senior Debt as a current liability as of September 30, 2013, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following September 30, 2013 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226.1 million. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257.5 million. The $31.4 million difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 9.6% per annum in the three months ended September 30, 2013 and 10.0% per annum in the nine months ended September 30, 2013. We recognized interest expense on the PEAKS Senior Debt of $6.3 million in the three months ended September 30, 2013, which included approximately $1.4 million of discount accretion. We recognized interest expense on the PEAKS Senior Debt of $15.0 million in the nine months ended September 30, 2013, which included approximately
$3.4 million of discount accretion.

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

As previously discussed, the two private education loan programs that provided the vast majority of the private education loans to our students in 2011 and 2010 expired in 2011. As a result, in 2012 and in the nine months ended September 30, 2013, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. As of September 30, 2013, our accounts receivable less allowance for doubtful accounts increased $31.8 million, or 34.9%, to $122.7 million compared to $90.9 million as of September 30, 2012, primarily due to:

•	the increase in the amount of internal financing that we provided to our students since the private education loan programs expired in 2011; and

•	less than full utilization of the Opportunity Scholarship by our students.

The internal student financing provided to a student is generally due and payable by the student at the end of the student’s academic year (which is generally nine months) or enrollment, whichever occurs first. In contrast, we typically received the proceeds of a student’s private education loan at the beginning of the student’s academic year. Both the delay in our receipt of internal student financing payments compared to our receipt of private education loan proceeds and the increased amount of internal student financing that we provide to our students as a result of the expiration of the two primary private education loan programs utilized by our students have negatively impacted our liquidity and cash flows from operating activities. The increased amount of internal student financing that we provided to our students as a result of the expiration of the two primary private education loan programs utilized by our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing which resulted in an increase in our bad debt expense as a percentage of revenue in the nine months ended September 30, 2013 to 5.6% compared to 4.2% in the nine months ended September 30, 2012. The 16.8-day increase in our days sales outstanding to 43.5 days at September 30, 2013 compared to 26.7 days at September 30, 2012 was primarily attributable to:

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In thousands)
Operating lease obligations	$159,234	$46,738	$70,305	$31,146	$11,045
Debt under Amended Credit Agreement (a)	64,249	2,707	61,542	0	0
PEAKS Trust Senior Debt (b)	300,945	151,740	63,752	26,486	58,967
Claims and contingencies–2009 RSA(c)	47,546	37,932	9,320	294	0

Total	$571,974	$239,117	$204,919	$57,926	$70,012

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $60.0 million outstanding balance under the Amended Credit Agreement as of September 30, 2013 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of September 30, 2013.
(b)	The PEAKS Trust Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheet as of September 30, 2013. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of September 30, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed under “—Private Education Loan Program Obligations.” See also Note 9 – Variable Interest Entities and Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of September 30, 2013. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 9 – Variable Interest Entities, Note 11 – Debt and Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)

The $47.5 million in the Claims and contingencies-2009 RSA line item represents our estimate of the amounts that we believe we will pay in the periods indicated related to our guarantee obligations under the 2009 RSA. These estimated amounts were included in the calculation of the amount to record as contingent liabilities, as were estimated collections from charged-off loans. Our contingent liability for the 2009 RSA includes the total estimated payments and estimated recoveries and was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. The amounts shown in the table do not include amounts from the recovery of charged-off loans under the 2009 Loan Program, which we estimate could be approximately $10.3 million and paid to us over the seven year period following September 30, 2013. See Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the 2009 RSA. The timing and amount of the estimated payments shown in the above table were based on various assumptions and, therefore, are subject to change.

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2013, the total face amount of those surety bonds was approximately $20.0 million. As of September 30, 2013, we also had issued approximately $2.2 million of letters of credit to our workers’ compensation insurers.

As of September 30, 2013, we concluded that we were not required to consolidate the 2009 Entity in our condensed consolidated financial statements. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. At this time, we are unable to quantify the impact of the consolidation of the 2009 Entity into our consolidated financial statements, but it could have a material adverse effect on our consolidated financial statements. See “—Private Education Loan Program Obligations” and Note 9 – Variable Interest Entities and Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of September 30, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our consolidated balance sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

We believe that it is probable that we will make payments under the PEAKS Guarantee and estimate that those payments may be approximately $164.0 million in 2014, $9.2 million in 2015 and $40.8 million in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $94.4 million as of December 31, 2014 and $0.0 million as of January 31, 2020. See Note 11 – Debt and Note 15 –Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Asset/Liability Ratio. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on student loans that remain in repayment as well as recoveries from charged-off loans and the only obligations of the PEAKS Trust at that time will be the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $49.6 million of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based. Included in the estimated amount to be paid in 2014 are:

•	the $40.0 million payment we made in March 2014 pursuant to the Letter Agreement, which is considered to be a payment under the PEAKS Guarantee;

•	payments totaling $51.7 million that we made from in July 2014 through September 2014 to satisfy our obligation under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	the $50.0 million payment we made in October 2014 to satisfy our obligation under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods.

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA. See Note 9 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Discharge Payments.

We believe that it is probable that we will make additional payments under the 2009 RSA. The following table sets forth our projections as of September 30, 2013 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity in the periods indicated:

Year	Estimated Regular Payments	Estimated Discharge Payments	Estimated Total Payments	Estimated Recoveries
	(Amounts in thousands)
2013 (1)	$0	$28,701	$28,701	$(350)
2014	0	12,235	12,235	(1,870)
2015	0	5,378	5,378	(2,517)
2016	0	1,055	1,055	(2,700)
2017 and later	0	177	177	(2,861)

Total	$0	$47,546	$47,546	$(10,298)

(1)	Estimated payments and recoveries between October 1, 2013 and December 31, 2013.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2013, December 31, 2012 and September 30, 2012, the total collateral maintained in a restricted bank account was approximately $8.6 million. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were not in compliance with those covenants as of September 30, 2013.

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

We are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. The following table sets forth the approximate aggregate amount of the guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that we made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

Type of Payment (Receipt)	January 1, 2013 Through February 28, 2013(1)(2)	March 1, 2013 Through September 30, 2013(1)(2)	Total Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(In Thousands)
Guarantee:
PEAKS Program	$854	$523	$1,377	$502
2009 RSA Regular Payments	0	0	841	1,273
2009 RSA Discharge Payments	0	0	0	0
Payments on Behalf of Borrowers	532	7,115	7,647	0
2009 RSA-Recoveries from Charged-Off Loans	0	0	(103)	(132)

Total	$1,386	$7,253	$9,762	$1,643

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.
(2)	The 2009 RSA payments are made to, and recoveries are received from, the 2009 Entity. The 2009 Entity was not consolidated in our consolidated financial statements and, therefore, separate disclosure of amounts paid or received before and after the February 28, 2013 date of Consolidation is not applicable.

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts.:

•	$0.4 million in the three months ended September 30, 2013; and

•	$8.5 million in the nine months ended September 30, 2013.

Approximately $6.8 million of the amount that we claimed as an offset against the Revolving Note in the nine months ended September 30, 2013 related to our election to make Discharge Payments. We did not elect to make any Discharge Payments in the three months ended September 30, 2013. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. In the three months ended September 30, 2013, the 2009 Entity did not remit to us $0.2 million of recoveries from charged-off loans that were owed to us. In the nine months ended September 30, 2013, the 2009 Entity did not remit to us $0.4 million of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of September 30, 2013.

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

As of September 30, 2013, the recorded liability related to our guarantee obligations under the 2009 RSA was approximately $36.5 million, compared to $121.7 million related to the RSAs and the 2007 RSA as of December 31, 2012 and $41.8 million related to the 2009 RSA and the 2007 RSA as of September 30, 2012. Our recorded liability for our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets. See Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the recorded liability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Amended Credit Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the PEAKS Trust Student Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three and nine months ended September 30, 2013.

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

At the time that our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 was filed on October 29, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at the reasonable assurance level as of September 30, 2013.

Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2013 because of material weaknesses in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has concluded that there were four material weaknesses in our ICFR as of September 30, 2013. Specifically, we did not maintain effective internal controls related to:

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

Our management determined that these material weaknesses resulted in adjustments to multiple line items on our financial statements during the preparation of the Company’s 2013 annual consolidated financial statements and restatement of the Company’s interim consolidated financial statements as of and for the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013 or could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that each of these deficiencies constituted a material weakness in our ICFR as of September 30, 2013, and our ICFR was not effective as of that date.

The control deficiency related to our assessment of events that could affect the determination of whether we are the primary beneficiary of a variable interest entity affected multiple line items in our financial statements. See Note 2—Restatement and Revision of Previously Issued Unaudited Financial Statements of the Notes to Condensed Consolidated Financial Statements for a discussion of the effect that consolidating a variable interest entity beginning February 28, 2013 had on our consolidated financial statements. The control deficiency related to our failure to maintain effective internal controls over the data maintained by the servicer of the private education loans could have resulted in misstatements of the fair value of the private education loans upon consolidation of the variable interest entity and the amount of the allowance for loan losses. The control deficiency related to our review of assumptions and methodologies developed by consultants to project guarantee obligations under the 2009 RSA resulted in adjustments to our loss related to loan program guarantees, other liabilities and related financial disclosures during the preparation of our 2013 consolidated financial statements. The control deficiency related to the identification and communication of information is considered to have contributed to the other identified material weaknesses, as relevant information related to the private loan programs was not provided timely to those individuals responsible for our financial reporting processes or our independent registered accountants.

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

Changes in Internal Control Over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 and concluded that the consolidation of the PEAKS Trust and any related changes to internal controls to include the PEAKS Trust in our consolidated financial statements have materially affected, or are reasonably likely to materially affect, our ICFR.

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

We are not able to estimate the maximum potential future payments that we could be required to make under the RSAs. The maximum potential future payments that we could be required to make pursuant to our guarantee obligations under the RSAs are affected by various factors. See Notes 10 – PEAKS Trust Student Loans and Note 15 – Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements