Form 10-K
period 2013-12-31
ITT EDUCATIONAL SERVICES INC
filed 2014-10-16
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$566,443,560

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 28, 2013 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

23,449,175

Number of shares of Common Stock, $.01 par value, outstanding at September 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2013

- i -

PART I

Item 1.	Business.

Forward-Looking Statements: All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially are the following:

•	the impact of the adverse actions by the U.S. Department of Education related to our failure to submit our 2013 audited financial statements and compliance audits to it by the due date;

•	the impact of our consolidation of a variable interest entity on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain further required amendments or waivers of noncompliance with covenants under our credit agreement;

•	actions by the New York Stock Exchange to delist our common stock;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	issues related to the restatement of our financial statements for the first three quarters of 2013;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula; and

•	our ability to collect internal student financing from our students.

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

You should keep in mind the following points as you read this report:

•	References in this document to “we,” “us,” “our” and “ITT/ESI” refer to ITT Educational Services, Inc., its subsidiaries and the variable interest entity (“VIE”) of which it is the primary beneficiary, unless the context requires or indicates otherwise.

•	The terms “ITT Technical Institute” or “Daniel Webster College” (in singular or plural form) refer to an individual school or campus owned and operated by ITT/ESI, including its learning sites, if any. The term “institution” (in singular or plural form) means a main campus and its additional locations, branch campuses and/or learning sites, if any.

•	References in this document to “education programs” refer to degree or diploma programs of study that have been, or may be, offered by an ITT Technical Institute or by Daniel Webster College; and references in this document to “training programs” refer to the non-degree, short-term programs that have been, or may be, offered through the Center for Professional Development @ ITT Technical Institute.

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

Overview

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2013, we were offering:

•	master, bachelor and associate degree programs to approximately 57,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of December 31, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states and one training facility. In addition, during 2013 we offered one or more of our online programs to students who are located in all 50 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” (“DWC”) name.

In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of Cable Holdings allowed us to immediately begin operating in the short-term learning solutions market, which we hope to expand upon by:

•	leveraging our relationships with employers of our ITT Technical Institute and DWC graduates, the ITT Technical Institute and DWC alumni and our facilities; and

•	integrating Cable Holdings’ operations into the Center for Professional Development @ ITT Technical Institute (the “CPD”).

In 2013, we did not begin operations at any new ITT Technical Institute campuses or learning sites. As part of our efforts to maximize the efficiency and effectiveness of our current campus locations, during 2013, we:

•	relocated five of our campuses into existing facilities of other ITT Technical Institute campuses; and

•	suspended the enrollment of new students at two other ITT Technical Institute campuses and, subsequently, determined to discontinue operations at those campuses after the students who are currently attending those campuses have had an opportunity to complete their education programs at those campuses.

In 2013, we also continued our efforts to diversify our program offerings by developing education programs at different credential levels in technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online.

In June 2014, the Audit Committee of our Board of Directors determined that, beginning on February 28, 2013, we should have consolidated the trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) in our consolidated financial statements (the “Consolidation”). As a result of the Consolidation, we have restated our unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. Our consolidated financial statements as of and for the fiscal year ended December 31, 2013 contained in this report reflect the Consolidation. The Consolidation has resulted in a significantly different presentation in our consolidated financial statements of our transactions with the PEAKS Trust. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements for further information about the Consolidation.

Business Strategy

Our strategy is to pursue multiple opportunities for growth. We are implementing a growth strategy designed to:

•	improve the academic outcomes of our students;

•	increase the value proposition of our education programs for our students; and

•	increase access to high-quality, career-based education.

We intend to pursue this strategy by:

•	increasing student enrollment in existing programs at existing campuses;

•	increasing the number and types of program and other educational offerings that are delivered in residence and/or online;

•	increasing our students’ engagement in their programs of study;

•	enhancing the relevancy of our educational offerings;

•	assessing student achievement and learning;

•	improving the flexibility and convenience of how our institutions deliver their educational offerings;

•	helping our graduates obtain entry-level employment involving their fields of study at higher starting annual salaries;

•	operating new campuses across the United States; and

•	investing in other education-related opportunities.

The principal elements of this strategy include the following:

Enhance Results at Each Institution.

Increase Enrollments at Existing Campuses. We intend to increase recruiting efforts that are primarily aimed at delivering high-quality, career-based education to multiple adult-learner audiences.

Develop and Deliver Different Education Program Offerings. We intend to develop and deliver different education program offerings that we believe offer graduates attractive returns on their educational investments.

As part of this strategy, we intend to further diversify our offerings by developing new education programs in both technology and non-technology fields, but primarily in technology- and healthcare-related disciplines. We believe that those programs of study will be at different education levels and delivered in a variety of formats, including entirely in residence, entirely online or partially in residence and partially online. In 2013, we began offering two new education programs and increased the number of our campuses that offer bachelor degree programs from 133 to 134.

We also believe that we should increase the number of education programs that we offer to our students across our campuses. In 2013, we added a total of 348 associate and bachelor degree programs among 104 campuses.

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

Improve Student Outcomes. We strive to improve the graduation and graduate employment rates of our ITT Technical Institute and DWC students by:

•	providing academic and career services;

•	dedicating administrative resources to those services;

•	increasing our students’ engagement in their programs of study;

•	enhancing the relevancy of our educational offerings;

•	assessing student achievement and learning; and

•	increasing our students’ access to financial aid.

Provide Education-Related Services. We plan to continue to develop and provide education-related services to students and other constituencies. These services may involve a variety of activities. Through the CPD, we are offering training programs to career advancers and other professionals. We are delivering assessments, consulting and authorized and customized training programs and curricula in the areas of information technology (“IT”), information technology infrastructure library (“ITIL”), development, business analysis, project management and leadership development. On January 31, 2014, we acquired certain assets and assumed certain liabilities of Great Equalizer, Inc. and CompetenC Solutions, Inc., two companies that offered short-term IT and business learning solutions for career advancers and other professionals, primarily under the name of Ascolta. We are integrating these acquired operations in the CPD.

In August 2014, we became the education management organizer (“EMO”) for a public charter high school in Michigan, which will offer high school students an opportunity to concurrently earn both a high school diploma and an associate degree. These services are being offered under The Early Career Academy @ ITT Technical Institute (“Early Career Academy”) name.

Programs of Study

As of December 31, 2013, the ITT Technical Institutes were offering 52 education programs in various fields of study across the following schools of study:

•	Business;

•	Drafting and Design;

•	Electronics Technology;

•	Criminal Justice;

•	IT; and

•	Breckinridge School of Nursing and Health Sciences.

We design our education programs to help graduates prepare for careers in various fields by offering students a broad-based foundation in a variety of skills used in those fields. The following table sets forth examples of various fields involving the subject matter of education programs within a particular school of study in which graduates have obtained entry-level positions:

School of Study	Fields
Business	accounting
business administration
financial services
manufacturing
marketing and advertising
sales

Drafting and Design	architectural and construction drafting
civil drafting
computer-aided drafting
electrical and electronics drafting
industrial engineering technology
interior design
landscape architecture
mechanical drafting
multimedia communications

Electronics Technology	communications
computer technology
electronics product design and fabrication
industrial electronics
instrumentation
telecommunications

Criminal Justice	corrections
cyber security
investigations
security and policing

IT	communications
network administration
network technology
software development
systems technology
technical support

Breckinridge School of Nursing and Health Sciences	health information technology medical assisting and administration nursing

At the vast majority of our campuses, we generally organize the academic schedule for education programs of study on the basis of four 12-week academic quarters in a calendar year, with new students beginning at the start of each academic quarter. At these campuses, students taking a full-time course load can complete our associate degree programs in seven or eight academic quarters, bachelor degree programs in 14 or 15 academic quarters and a master degree program in seven academic quarters. We typically offer classes in most residence education programs in:

•	3.5- to 5.5-hour sessions three days a week, Monday through Saturday, with all program courses taught entirely or partially in residence; or

•	sessions that are scheduled two to three days a week, Monday through Saturday, with certain program courses taught entirely or partially online over the Internet most academic quarters.

Depending on student enrollment, class sessions at the vast majority of our ITT Technical Institute campuses are generally available during the day and evening. The courses for education programs that are taught online over the Internet are delivered through an asynchronous learning network and have a prescribed schedule for completion of the coursework. At the vast majority of our ITT Technical Institute campuses, the class schedule for our education program residence courses and the coursework completion schedule for our education program online courses generally provide students with the flexibility to maintain employment concurrently with their studies. Based on student surveys, we believe that a majority of our ITT Technical Institute students work at least part-time during their programs of study.

Most of our education programs of study blend traditional academic content with applied learning concepts and have the objective of helping graduates prepare for a changing economic and/or technological environment. A significant portion of most education programs offered at our campuses involves practical study in a lab environment.

The learning objectives of most courses in each education program are substantially the same among the vast majority of our campuses to provide greater uniformity and to better enable students to transfer, if necessary, to other ITT Technical Institute campuses offering the same programs with less disruption to their education. We regularly review each curriculum to respond to changes in technology and industry needs. Each of the ITT Technical Institutes establishes an advisory committee for each field of study for education programs taught at that campus, which is comprised of representatives of local employers and other constituents. These advisory committees assist the ITT Technical Institutes in assessing curricula, equipment and laboratory design, and updating the curricula. In addition to courses directly related to a student’s program of study, our education programs also include general education courses in the humanities, composition, mathematics, the sciences and the social sciences.

Gross tuition for a student entering an undergraduate residence education program at an ITT Technical Institute in December 2013 for 36 quarter credit hours (the minimum course load for a full-time student for an academic year consisting of three academic quarters) was $17,748 for all ITT Technical Institute undergraduate residence education programs, except as adjusted in one state to reflect applicable taxes and fees. Gross tuition for a student entering an undergraduate residence education program at DWC in September 2013 for 24 semester credit hours (the minimum course load for a full-time student for an academic year consisting of two academic semesters) was $15,630 for all DWC undergraduate residence education programs. The gross tuition amounts discussed above do not reflect institutional scholarships and awards, which reduce the amount of gross tuition that students pay to attend our institutions. In the academic year beginning in December 2013 and ending in September 2014, we believe that institutional scholarships and awards for ITT Technical Institute students will average approximately $3,282 per student, based on the number of students enrolled in education programs in each of the three months ended March 31, 2014, June 30, 2014 and September 30, 2014. We have not increased gross tuition rates for our ITT Technical Institute education programs of study since 2010, and we do not intend to increase gross tuition rates for our ITT Technical Institute education programs of study in 2014. The majority of students attending residence programs at our campuses lived in that campus’ metropolitan area prior to enrollment. The only student housing that we provide is at the Nashua, New Hampshire campus of DWC.

As of December 31, 2013, the CPD was offering 293 training programs in the following areas:

• IT	• Leadership development

• ITIL	• Professional development

• Development	• Business software application

• Business analysis	• Process and productivity

• Project management	• Graphic design and media

The length of these programs ranges from four hours to 40 hours. These programs are taught primarily through instructor-led sessions delivered in person and virtually.

Student Recruitment

With respect to education programs offered at the ITT Technical Institute and DWC, we strive to attract students with the motivation and ability to complete the career-oriented educational programs. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our campuses and the programs they offer. These activities include television, Internet and other media advertising, social media, direct mailings and high school presentations. As of December 31, 2013, we employed approximately 1,400 full- and part-time recruiting representatives to assist in recruiting efforts.

Recruiting representatives pursue expressions of interest from potential students for our residence education programs by contacting prospective students and arranging for interviews at the campus or any learning site of that campus. Occasionally, we also pursue expressions of interest from students for our residence education programs by contacting them and arranging for their attendance at a seminar providing information about the campus and its programs. We pursue expressions of interest from potential students for our online education programs by providing program and resource information on our websites and through telephone calls, electronic mail, social media and postal delivery.

Student recruitment activities are subject to substantial regulation at both the state and federal level and by our accrediting commissions. Certain states have bonding and licensing requirements that apply to many of our representatives and other employees involved in student recruitment. Our National Director of Recruitment and Regional Directors of Recruitment oversee the implementation of recruitment policies and procedures. In addition, our compliance department reviews student recruiting practices at each of our campuses on at least an annual basis.

Representatives of the CPD periodically communicate with national and local employers, primarily through face-to-face meetings, phone calls and emails, to identify their training needs. These needs arise through new IT systems implementations, employee turnover, and a desire by employers and employees to expand their skills. The CPD also hosts informational webinars and conferences that help identify training opportunities. Additionally, individuals and employers contact the CPD through information found on its website.

Student Admission and Retention

We require all applicants for admission to any of our campus’ education programs to have a high school diploma or a recognized equivalent. Depending on the program of study and the campus, applicants may also be required to:

•	pass an admission examination;

•	possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution;

•	complete the Scholastic Assessment Test or American College Testing examination; and

•	tour the campus.

The following table sets forth the demographics of students at the ITT Technical Institutes as of the dates indicated:

	Approximate Percent of Student Census
Student Demographics	December 31, 2013	December 31, 2012
Age
19 or less	3%	4%
20 through 24	25%	27%
25 through 30	29%	29%
31 or over	43%	40%
Gender
Male	72%	72%
Female	28%	28%
Race
Caucasian	43%	45%
Other (1)	57%	55%

(1)	Based on applicable federal classifications.

The faculty and staff at each of our campuses strive to help students overcome obstacles to the completion of their education programs. As is the case in other postsecondary institutions, however, students often fail to complete their education programs for a variety of personal, financial or academic reasons. Student withdrawals prior to education program completion not only affect the students, they also have a negative regulatory and financial effect on the campus and the entire institution. To minimize these student withdrawals, each of our campuses devotes staff resources to assist and advise students regarding academic and financial matters. We encourage academic advising and tutoring in the case of students experiencing academic difficulties. We also offer assistance and advice to students in our residence education programs who are looking for part-time employment and housing.

The CPD assesses a prospective student’s skill set and goals to determine the program that would best meet the individual’s objectives and experience before enrolling a student in a program.

Graduate Employment

We believe that the success of our ITT Technical Institute and DWC graduates who begin their careers in fields involving their education programs is critical to the ability of our campuses to continue to recruit students for our education programs. We try to obtain data on the number of students employed following graduation from an ITT Technical Institute or DWC. The reliability of such data depends largely on information that students and employers report to us. Based on this information, we believe that approximately 70% of the Employable Graduates (as defined below) in 2013 had obtained employment by April 30, 2014 in positions that required the direct or indirect use of skills taught in their education programs, compared to approximately 66% of the Employable Graduates in 2012 who had obtained employment by April 30, 2013.

“Employable Graduates” are defined in accordance with the graduate employment metrics that we are required to report by one of the accrediting commissions that accredits our institutions and include all of the graduates from the ITT Technical Institutes’ education programs in the applicable year, except for those graduates who:

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

Each of our campuses employs personnel to offer career services to students and graduates from our education programs. These persons assist in job searches, solicit employment opportunities from employers and provide information on job search techniques, where to access employer information, writing resumes and how to prepare for, appear at and conduct oneself during job interviews.

Based on information from graduates and employers who responded to our inquiries, the reported annualized salaries initially following graduation averaged approximately $33,398 for the Employable Graduates in 2013 who, as of April 30, 2014, had obtained employment in positions that required the direct or indirect use of skills taught in their education programs, compared to approximately $32,612 for the Employable Graduates in 2012 who, as of April 30, 2013, had obtained employment in positions that required the direct or indirect use of skills taught in their education programs. The average annual salary initially following graduation for our Employable Graduates may vary significantly among the ITT Technical Institutes depending on local employment conditions and each Employable Graduate’s particular education program, background, prior work experience and willingness to relocate. Initial employers of Employable Graduates from education programs at the ITT Technical Institutes include small, medium and large companies and governmental agencies.

Faculty

We hire faculty members for our education programs in accordance with criteria established by us, the accrediting commissions that accredit our campuses and the state education authorities that regulate our campuses. We hire faculty with relevant work experience and/or academic credentials to teach most technical subjects. Faculty members for our education programs at each campus typically include the chairperson for each school or education program and various categories of instructors, including full-time and adjunct.

Administration and Employees

Each of our campuses is managed by a person who has overall responsibility for the operation of the campus. The administrative staff of each campus also includes managers in the major functional areas of that campus, including recruitment, finance, registration, academics and career services. As of December 31, 2013, we had approximately 4,900 full-time and 4,600 part-time employees. None of our employees are represented by labor unions.

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

Competition

The postsecondary education and professional training markets in the United States are highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our campuses compete for students with associate, bachelor and graduate degree-granting institutions, which include public and nonprofit private colleges and proprietary institutions, as well as with alternatives to higher education such as military service or immediate employment. We believe competition among educational institutions is based on the:

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

The CPD competes primarily with local and national providers of IT and business skills training. We believe competition among training providers is based on the:

•	quality and reliability of the training provider’s programs;

•	reputation of the training provider and its programs;

•	type and cost of the training provider’s programs;

•	ability to provide easy and convenient access to the training provider’s courses;

•	quality and experience of the training provider’s instructors; and

•	time required to complete the training provider’s programs.

Federal and Other Financial Aid Programs

In 2013, approximately 82% of our revenue determined on a cash accounting basis under the “90/10 Rule” calculation was from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). See “Risk Factors—Risks Related to Our Highly Regulated Industry – One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high” for a description of the 90/10 Rule. Our institutions’ students also rely on scholarships and awards, family contributions, personal savings, employment, state financial aid programs, veterans’ and military benefits, internal student financing offered by us, private education loan programs and other resources to pay their educational expenses associated with their education programs. The primary Title IV Programs from which the students at our campuses received grants, loans and other aid to fund the cost of their education programs in 2013 included:

•	the William D. Ford Federal Direct Loan (the “FDL”) program, which represented, in aggregate, approximately 58% of our cash receipts; and

•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 24% of our cash receipts.

Other sources of financial aid used by our students to help pay the cost of their education in 2013 associated with their education programs included:

•	state financial aid programs, veterans’ and military service member benefit programs and other sources, which represented, in aggregate, approximately 15% of our cash receipts;

•	employment, personal savings and family contributions, which represented, in aggregate, approximately 3% of our cash receipts; and

•	private education loan programs, which represented an insignificant amount of our cash receipts.

Institutional scholarships and awards, which our students use to help reduce their educational expenses, amounted to, in aggregate, approximately $171.2 million in 2013. Institutional scholarships and awards for ITT Technical Institute students averaged approximately $2,836 per student in the year ended December 31, 2013, based on the number of students enrolled in education programs in each of the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. We also provided internal student financing to our students in 2013, which consists of non-interest bearing, unsecured credit extended to our students. The amount of internal student financing that we have provided has decreased and will continue to decrease significantly, as the amount of institutional scholarships and awards that our students receive increases.

We believe that the employers of the vast majority of individuals enrolled in the training programs offered through the CPD pay for the individuals’ costs of those programs either directly to the CPD or through employee reimbursements.

Highly Regulated Industry

The training programs offered through the CPD require approval from certain state education agencies and the accrediting commission that accredits our ITT Technical Institutes. Individuals who enroll in the training programs offered by the CPD are not eligible to receive funds under the Title IV Programs for those training programs. The discussion in the remainder of this section applies to the ITT Technical Institutes and DWC, and the education programs offered by those institutions.

        Our institutions are subject to extensive regulation by the ED, the state education and professional licensing authorities (collectively, the “SAs”) and the accrediting commissions that accredit our institutions (the “ACs”). The statutes, regulations and standards applied by the ED, SAs and ACs are periodically revised and the interpretations of existing requirements are periodically modified. We cannot predict how any of the statutes, regulations and standards applied by the ED, SAs and ACs will be interpreted and implemented.

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

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we had three institutions as of December 31, 2013, comprised of two ITT Technical Institute main campuses and one DWC main campus. All of the remaining ITT Technical Institute campuses and the two learning sites are additional locations of the ITT Technical Institute main campuses under the ED’s regulations. As of December 31, 2013, one ITT Technical Institute institution had 142 additional locations and two learning sites and the second ITT Technical Institute institution had two additional locations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2013, all 147 of our campuses and both learning sites participated in Title IV Programs.

One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED its audited, consolidated financial statements and a compliance audit of the institution’s administration of the Title IV Programs in which it participates (“Compliance Audit”), in each case with respect to a fiscal year within six months of the following year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014 and, as a result, the ED determined that our institutions are not financially responsible, which resulted in, among other things, our institutions being:

•	required to submit a letter of credit payable to the ED;

•	placed on heightened cash monitoring by the ED, instead of the ED’s standard advance payment method; and

•	provisionally certified by the ED to participate in Title IV Programs.

See “Risk Factors – Risks Related to our Highly Regulated Industry — Our institutions’ failure to submit their audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified.”

Any one or more of the sanctions or actions described above could have a material adverse effect on our financial condition, results of operations and cash flows. Further, we cannot assure you that we will be able to submit a letter of credit payable to the ED in the amount and for the term required by the ED, or that we will be able to provide the cash collateral required to maintain the letter of credit throughout the required term.

As of December 31, 2013, we operated one or more campuses in 39 states and our campuses recruited students in all 50 states. Each of our campuses must be authorized by the applicable SAs to operate. The state laws and regulations that we must comply with in order to obtain authorization from the SAs are numerous and complex. As of December 31, 2013, each of our campuses had received authorization from one or more SAs.

Campuses that confer bachelor or master degrees must, in most cases, meet additional regulatory standards. Raising the curricula of our existing campuses to the bachelor and/or master degree level requires the approval of the applicable SAs and the ACs.

State education laws and regulations affect our operations and may limit our ability to introduce programs or obtain authorization to operate in some states. If any one of our campuses lost its state authorization to operate in the state in which it is physically located, the campus would be unable to offer postsecondary education and we would be forced to close the campus. Closing multiple campuses for any reason could have a material adverse effect on our financial condition, results of operations and cash flows.

Most of the states in which our institutions are authorized to operate have laws or regulations that require institutions to demonstrate annually that they are financially stable. As a result of the delay in the submission of our 2013 audited consolidated financial statements to our Florida SA, our Florida SA determined on August 5, 2014 that our 13 campuses in Florida are not financially stable. Based on this determination, our Florida SA:

•	changed the authorization to operate for each of our Florida campuses from an annual license to a provisional license;

•	will conduct an on-site visit of each of our Florida campuses to determine the campus’ compliance with the Florida SA’s regulations;

•	will require each of our Florida campuses to correct any deficiencies noted during our Florida SA’s on-site visit of the campus;

•	required us to submit to our Florida SA any correspondence that we or any of our institutions have with the ED or the AC of our Florida campuses, within 15 days of the submission or receipt of that correspondence;

•	required each of our Florida campuses to submit a train-out plan to our Florida SA on or before September 4, 2014; and

•	required us to report to our Florida SA, at its September 2014 meeting, on the stability of our Florida campuses and any changes that may further affect our stability or operations.

Each campus’ provisional license extends through July 31, 2015. Upon the satisfaction of all of the requirements specified above, however, each campus may apply to our Florida SA to have the campus’ authorization changed back to an annual license. We cannot assure you, however, that our Florida campuses will be able to satisfy all of the requirements specified above, or that our Florida SA will change any of the campuses back to an annual license. See “Risk Factors – Risks Related to Our Highly Regulated Industry – Failure of our campuses to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our campuses.”

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

Under the ACICS standards, if the Licensure Examination Pass Rate (as defined below) of a program offering that is subject to that standard at a campus falls below the ACICS:

•	benchmark standards, the campus is required to develop and implement a program improvement plan for that program offering; or

•	compliance standards, the program offering is required to come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

A program offering is subject to the Licensure Examination Pass Rate standard, if graduates of the program of study who seek employment are required to have a certificate, licensure or registration based on an industry-sponsored examination in the applicable field.

A campus that falls below the ACICS:

•	benchmark standards is not required to obtain permission from the ACICS prior to applying to add a new program offering; or

•	compliance standards is required to obtain permission from the ACICS prior to applying to add a new program offering.

The ACICS has classified one of our ITT Technical Institute institutions, which consists of a main campus and 142 additional locations and two learning sites, as a centrally controlled institution under the ACICS criteria (the “Centrally Controlled Institution”). During 2013, the ACICS evaluated the Centrally Controlled Institution for a renewal grant of accreditation. In April 2013, the ACICS extended the Centrally Controlled Institution’s current grant of accreditation through December 31, 2017. In 2013, the ACICS also approved 15 ITT Technical Institute locations for inclusion in the Centrally Controlled Institution’s grant of accreditation. Neither of our two ITT Technical Institute institutions are on probation with the ACICS, but:

•	49 ITT Technical Institute locations are subject to a campus improvement plan and reporting requirements with respect to the locations’ Student Retention Rates (as defined below) by the ACICS;

•	63 ITT Technical Institute locations are subject to a campus improvement plan and reporting requirements with respect to the locations’ Graduate Placement Rates (as defined below) by the ACICS;

•	one ITT Technical Institute location needs to raise its Student Retention Rate to at least 60% by November 1, 2015, or the ACICS may withdraw that location’s inclusion in the institution’s grant of accreditation;

•	five ITT Technical Institute locations need to raise their Graduate Placement Rates to at least 60% by November 1, 2015, or the ACICS may withdraw those locations’ inclusion in the institution’s grant of accreditation;

•	a total of 351 program offerings at 124 ITT Technical Institute locations are subject to a program improvement plan with respect to the Student Retention Rates of those program offerings by the ACICS;

•	a total of 476 program offerings at 129 ITT Technical Institute locations are subject to a program improvement plan with respect to the Graduate Placement Rates of those program offerings by the ACICS;

•	a total of eight program offerings at eight ITT Technical Institute locations are subject to a program improvement plan with respect to the Licensure Examination Pass Rates of those program offerings by the ACICS;

•	a total of 87 program offerings at 61 ITT Technical Institute locations need to raise their Student Retention Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings (although we have discontinued and are no longer enrolling new students in 18 of those program offerings);

•	a total of 158 program offerings at 86 ITT Technical Institute locations need to raise their Graduate Placement Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings (although we have discontinued and are no longer enrolling new students in 141 of those program offerings); and

•	a total of four program offerings at four ITT Technical Institute locations need to raise their Licensure Examination Pass Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings.

In November 2013, the ACICS began considering mitigating circumstances when applying its Student Retention Rate, Graduate Placement Rate and the Licensure Examination Pass Rate compliance standards to its accredited institutions’ campuses and programs (“Mitigating Circumstances”). The Mitigating Circumstances include, among others:

•	the impact on the Student Retention Rate of certain demographics of more than 50% of the students attending the campus or program;

•	the impact on the Student Retention Rate of withdrawing students who re-enroll in the affected campus or program within a certain period of time;

•	at least 30% of the graduates of the campus or program having less than six months from their date of graduation or licensure receipt, until the ACICS reporting date for the Graduate Placement Rate; and

•	the three-year average (weighted based on student enrollment) of the campus’ or program’s Student Retention Rate, Graduate Placement Rate or Licensure Examination Pass Rate being above that rate’s compliance standard percentage.

If the ACICS determines that its Mitigating Circumstances apply to an institution’s campus or program, the ACICS waives the application of the compliance standard to the institution’s campus or program. The ACICS has granted Mitigating Circumstances waivers to a total of:

•	one ITT Technical Institute location with respect to the Student Retention Rate compliance standard;

•	nine ITT Technical Institute locations with respect to the Graduate Placement Rate compliance standard;

•	six program offerings at six ITT Technical Institute locations with respect to the Student Retention Rate compliance standard; and

•	four program offerings at three ITT Technical Institute locations with respect to the Graduate Placement Rate compliance standard.

The number of ITT Technical Institute locations and program offerings that received Mitigating Circumstances waivers from the ACICS are not included in the number of ITT Technical Institute locations and program offerings specified above that are subject to having the locations’ inclusion in the institution’s grant of accreditation withdrawn or the program offerings’ authorizations withdrawn for failure to comply with the Student Retention Rate and Graduate Placement Rate compliance standards.

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

“Licensure Examination Pass Rate” is defined by the ACICS as the number of graduates or completers of a program of study that is subject to the Licensure Examination Pass Rate standard who attempted the examination and received a score necessary to obtain the required certificate, licensure or registration during a calendar year, divided by the number of graduates or completers of that program of study who attempted the applicable examination during that calendar year.

If any of our ITT Technical Institute locations and/or program offerings fall below the Student Retention Rate, Graduate Placement Rate or Licensure Examination Pass Rate compliance standards and we are unable to timely bring those locations and/or program offerings into compliance, we may have to close those locations and reduce the offerings of those programs, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

DWC was subject to a notice of concern from the NEASC with respect to DWC’s financial condition from June 2009, when we acquired DWC, until April 2011. The NEASC reinstated the notice of concern with respect to DWC’s financial condition in March 2013. During 2013 and the first quarter of 2014, the NEASC evaluated DWC in connection with its financial condition, but the NEASC did not remove the notice of concern.

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

Each of the campuses that we added from 2010 through 2012 constitutes an additional location under the ED’s regulations. The HEA requires a proprietary institution to operate for two years before it can qualify to participate in Title IV Programs. If an institution that is certified to participate in Title IV Programs establishes an additional location and receives all of the necessary SA and AC approvals for that location, that additional location can participate in Title IV Programs immediately upon being reported to the ED, unless the institution will offer at least 50% of an entire educational program at that location and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in Title IV Programs:

•	the institution is provisionally certified to participate in Title IV Programs;

•	the institution receives Title IV Program funds under the ED’s heightened cash monitoring or reimbursement system of payment;

•	the institution acquired the assets of another institution that provided educational programs at that location during the preceding year and participated in Title IV Programs during that year;

•	the institution would be subject to loss of eligibility to participate in Title IV Programs, because the additional location lost its eligibility to participate in Title IV Programs as a result of high student loan cohort default rates under the Federal Family Education Loan (“FFEL”) and/or the FDL programs; or

•	the ED previously notified the institution that it must apply for approval to establish an additional location.

        Due to our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014, all of our institutions are provisionally certified to participate in the Title IV Programs. See “Risk Factors—Risks Related to Our Highly Regulated Industry – Our institutions’ failure to submit their audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified.” Our institutions’ participation in Title IV Programs will remain provisional, until at least November 4, 2019. In August 2014, the ED determined that our institutions did not satisfy the ED’s eligibility standards relating to financial responsibility, because our institutions failed to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014.

The HEA and its implementing regulations require each institution to periodically reapply to the ED for continued certification to participate in Title IV Programs. The ED recertifies each institution deemed to be in compliance with the HEA and the ED’s regulations for a period of six years or less. Before that period ends, the institution must apply again for recertification. The current provisional certifications of our three institutions expire on June 30, 2017. If an institution successfully participates in Title IV Programs during its period of provisional certification, but fails to satisfy the full certification criteria, the ED may renew the institution’s provisional certification. The ED has informed our institutions that, due to their failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014, the ED will not consider our institutions to have satisfied the ED’s eligibility standards relating to financial responsibility before November 4, 2019. As a result, our institutions’ participation in the Title IV Programs will continue to be provisional, if our institutions are recertified when their current provisional certifications expire on June 30, 2017.

The ED may revoke an institution’s provisional certification without advance notice, if the ED determines that the institution is not fulfilling all material requirements. If the ED revokes an institution’s provisional certification, the institution may not apply for reinstatement of its eligibility to participate in Title IV Programs for at least 18 months. If the ED does not recertify the institution following the expiration of its provisional certification, the institution loses eligibility to participate in Title IV Programs, until the institution reapplies to participate and the ED certifies the institution to participate.

The HEA and applicable regulations permit students to use Title IV Program funds only to pay the cost associated with enrollment in an eligible program offered by an institution participating in Title IV Programs. A proprietary institution that is eligible to participate in Title IV Programs can generally add a new educational program without the ED’s approval, if that new program:

•	leads to an associate level or higher degree and the institution already offers programs at that level; or

•	prepares students for gainful employment in the same or a related occupation as an educational program that had been previously designated as an eligible program at the institution and meets minimum length requirements.

Otherwise, the proprietary institution has to obtain the ED’s approval before it can disburse Title IV Program funds to students enrolled in the new program. Any institution provisionally certified by the ED, however, must apply for and receive approval by the ED for any substantial change before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any eligible non-degree education program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

If an institution applies for the ED’s approval of a substantial change, the institution must demonstrate that it has the financial and administrative resources necessary to assure the institution’s continued compliance with the ED’s standards of financial responsibility and administrative capability.

If we are unable to obtain the required approvals from the ED for any new campuses or learning sites, or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses, add the learning sites or offer new programs as planned would be impaired, which could have a material adverse effect on our expansion plans. See “Risk Factors—Risks Related to Our Highly Regulated Industry – We cannot operate new campuses, add learning sites or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization.”

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

The internal audit function of our compliance department reviews our campuses’ compliance with Title IV Program requirements and conducts an annual compliance review of each of our campuses. The review addresses numerous compliance areas, including:

•	student tuition refunds and return of Title IV Program funds;

•	student academic progress;

•	student admission;

•	student attendance;

•	student financial aid applications;

•	student financial aid awards and disbursements; and

•	graduate employment.

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

You should be aware that this Annual Report on Form 10-K was filed with the SEC after the applicable filing deadline. In addition, the filing deadlines for our Quarterly Report on Form 10-Q for the fiscal quarter ended:

•	March 31, 2014 (“2014 First Quarter Form 10-Q”), was May 12, 2014; and

•	June 30, 2014 (“2014 Second Quarter Form 10-Q”), was August 11, 2014.

We have not yet filed the 2014 First Quarter Form 10-Q or 2014 Second Quarter Form 10-Q with the SEC. We are working diligently to finalize and file the 2014 First Quarter Form 10-Q and 2014 Second Quarter Form 10-Q as soon as practicable, but we cannot assure you as to the actual filing date. We have also amended our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, due to our restatement of the unaudited condensed consolidated financial statements contained therein. Failure to timely file our quarterly reports with the SEC and the fact that we have restated our consolidated financial statements may have negative consequences. See “Risk Factors – Risks Related to Recent Developments.”

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2013, excluding certain of its exhibits;

•	our Corporate Governance Guidelines;

•	the charter for each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and

•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 1A.	Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2014 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

Risks Related to Recent Developments

Our management has identified material weaknesses in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our future financial statements and may adversely affect our business and stock price. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, our management identified material weaknesses in our ICFR related to:

•	the assessment of events that could affect the determination of whether we are the primary beneficiary of variable interest entities in which we hold a variable interest;

•	the assessment of the completeness and accuracy of the data maintained by the servicer of the private education loans that are owned by a variable interest entity that we were required to consolidate;

•	the review of assumptions and methodologies developed by third-party consultants to project guarantee obligations under the 2009 RSA (as defined below); and

•	the timely identification and communication of information relevant to the private education loan programs to those members of our management who are responsible for our financial reporting processes.

A material weakness is defined as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses discussed above, our management concluded that our ICFR was not effective as of December 31, 2013. We cannot assure you that additional material weaknesses in our ICFR will not be identified in the future. Although we are implementing remedial measures designed to address the identified material weaknesses, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our ICFR are discovered or occur in the future, our consolidated financial statements may contain material misstatements. These misstatements could result in additional restatements of our consolidated financial statements, cause us to fail to meet our reporting obligations, lead to a default under our credit agreement, reduce our ability to obtain financing, increase the cost of any financing that we obtain or cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Although we are working to remedy the ineffectiveness of our ICFR, there can be no assurance as to when the remediation plan will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented and considered complete, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. For more information relating to our ICFR (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures.”

Matters relating to or arising from our review of accounting matters related to two third-party private education loan programs made available to our students may adversely affect our business, results of operations and cash flows. As previously disclosed, a number of factors, including SEC’s investigation of us related to our actions and accounting associated with, among other things, two third-party private education loan programs made available to our students, have led to us conducting additional analyses and reviews with respect to accounting matters related to those programs. As a result of such additional analyses and reviews, the Audit Committee of our Board of Directors concluded that the PEAKS Trust should have been consolidated in our consolidated financial statements beginning on February 28, 2013, and that our previously issued unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 should be restated. To date, we have incurred significant expenses related to legal, accounting and other professional services in connection with the SEC’s investigation of us, the accounting analyses and the restatement and related matters, and may continue to incur significant additional expenses with regard to those matters and our remediation efforts. In addition, our Chief Executive Officer and Chief Financial Officer, as well as senior members of our finance and accounting departments, have spent substantial amounts of time and effort with regard to all of those matters. The significant amount of time and effort spent by our management team on those matters has diverted, and is expected to continue to divert, their attention from the operation of our business. The expenses incurred, and expected to be incurred, on those matters, and the diversion of the attention of the management team which has occurred and is expected to continue, have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations and/or cash flows.

We have restated our prior unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence and negative impacts on our stock price. As a result of the determination in June 2014 that the PEAKS Trust should have been consolidated in our consolidated financial statements as of February 28, 2013, we have restated our unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We have incurred significant costs and expenses, and our management’s attention has been diverted, due to the restatements. Restatements may also increase the risk of additional shareholder litigation against us. In addition, the fact that we have restated our unaudited condensed consolidated financial statements may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

The New York Stock Exchange could commence procedures to delist our common stock. As a result of our failure to timely file this Annual Report on Form 10-K with the SEC, on March 19, 2014, we received a notice from the New York Stock Exchange (“NYSE”) that we were subject to the procedures set forth in the NYSE’s listing standards related to late filings. In accordance with the NYSE’s procedures, we initially had six months following March 18, 2014 to file this Annual Report on Form 10-K with the SEC. On September 18, 2014, however, the NYSE granted our request for a listing extension, through November 15, 2014. Although we have filed this Annual Report on Form 10-K with the SEC within the extension period, the listing standards of the NYSE provide the NYSE with broad discretion regarding delisting matters. One of the factors described in the NYSE’s listing standards that could lead to a company’s delisting is the failure of the company to make timely, adequate and accurate disclosures of information to its shareholders and the investing public. We have not yet filed with the SEC our 2014 First Quarter Form 10-Q, which was due on May 12, 2014, or our 2014 Second Quarter Form 10-Q, which was due on August 11, 2014, and we have restated our unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We cannot assure you that the NYSE will not commence delisting procedures with respect to our common stock as a result of those and other factors related to us. If the NYSE were to delist our common stock, the delisting could:

•	decrease trading in our common stock;

•	adversely affect the market liquidity of our common stock;

•	decrease the trading price of our common stock;

•	increase the volatility of our common stock price;

•	decrease analyst coverage of our common stock;

•	decrease investor demand and information available concerning trading prices and volume of our common stock;

•	make it more difficult for investors to buy or sell our common stock; and

•	harm our ability to obtain financing on acceptable terms.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, and could have negative consequences related to our credit agreement. We did not file this Annual Report on Form 10-K, our 2014 First Quarter Form 10-Q and our 2014 Second Quarter Form 10-Q within the timeframe required by the SEC. As a result of our late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. We are ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale for a period of 12 months following the month in which we regain compliance with our SEC reporting obligations. Further, if we are not able to furnish to our lenders our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarters ended March 31, 2014 and June 30, 2014 by November 15, 2014, or our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended September 30, 2014 by December 15, 2014, we would be in breach of our credit agreement, which could give rise to material adverse consequences to us. See “— If we default under our Amended Credit Agreement, any borrowings must be repaid, we may be prevented from further borrowings and from obtaining or maintaining a letter of credit and/or the Amended Credit Agreement may be terminated by the lenders, which could have a material adverse effect on our liquidity and ability to comply with our obligations.”

As a result of the Consolidation, our consolidated financial statements are materially different from those that we have previously issued, which could have negative implications for our credit agreement and guarantee obligations and regulatory compliance. Prior to the Consolidation, the PEAKS Trust was not included in our consolidated financial statements. As a result of the Consolidation, beginning on February 28, 2013, our consolidated financial statements are substantially different from the consolidated financial statements that we would present, if we were not required to consolidate the PEAKS Trust. The Consolidation and other factors have resulted in violations of covenants under our credit agreement. Although we have obtained waivers and amendments relating to those violations, we cannot assure you that the financial impact of the Consolidation on our consolidated financial statements in future periods will not violate the covenants under our credit agreement. We may not be able to obtain additional amendments to, or waivers of, those covenants. The Consolidation also negatively impacted our compliance with the ED’s financial responsibility measurements, primarily our institutions’ composite score and our compliance with the financial requirements of certain SAs. The financial impact of the Consolidation on our consolidated financial statements in future periods could also negatively impact our compliance with those measurements and requirements in the future. See “—Risks Related to Our Highly Regulated Industry – We may be subject to sanctions, including, without limitation, an increase in the amount of the ED Letter of Credit and other limitations in order to continue our campuses’

participation in Title IV Programs, state authorization and accreditation, if we or our campuses do not meet the financial standards of the ED, SAs or ACs,” for a discussion of the impact of the Consolidation on our consolidated financial statements. Further, the Consolidation negatively impacted the financial metrics to which we are subject under the private education loan programs under which we have provided guarantees, resulting in materially increased payment amounts. The financial impact of the Consolidation on our consolidated financial statements in future periods could negatively impact our compliance with those financial metrics in the future, resulting in materially increased payment amounts. Any of these factors could have a material adverse effect on our results of operations, financial condition and/or cash flows.

We believe that we will be required to consolidate the 2009 Entity into our consolidated financial statements in the foreseeable future, which could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject. In addition to the PEAKS Trust, we hold a variable interest in an unaffiliated entity (the “2009 Entity”) with which we entered into a risk sharing agreement on February 20, 2009 (the “2009 RSA”). Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on private education loans that are charged off above a certain percentage, based on the annual dollar volume, of the private education loans made under a program that made private education loans available to our students to help pay our students’ cost of education that student financial aid from federal, state or other sources did not cover (the “2009 Loan Program”). We may become the primary beneficiary of the 2009 Entity and, as a result, be required to consolidate the 2009 Entity in our consolidated financial statements, if the entity that performs the servicing activities for the private education loans made under the 2009 Loan Program on behalf of the 2009 Entity (the “2009 Loan Program Servicer”) fails to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of those loans (the “2009 Servicing Agreement”). If the 2009 Loan Program Servicer fails to meet those performance criteria, we have the right to terminate the 2009 Servicing Agreement and, therefore, would be considered to have the power to direct the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity. If that occurs, we would be required to consolidate the 2009 Entity into our consolidated financial statements.

Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. At this time, we are unable to quantify the impact of the consolidation of the 2009 Entity into our consolidated financial statements, but it could have material adverse effect on our consolidated financial statements. Further, the consolidation of the 2009 Entity into our consolidated financial statements could cause us to violate certain covenants under our credit agreement, financial standards of the ED, SAs and ACs and financial metrics under the 2009 RSA and PEAKS Program to which we are subject. Any of those violations could have a material adverse effect on our results of operations, financial condition and/or cash flows.

If we default under our Amended Credit Agreement, any borrowings must be repaid, we may be prevented from further borrowings and from obtaining or maintaining a letter of credit and/or the Amended Credit Agreement may be terminated by the lenders, which could have a material adverse effect on our liquidity and ability to comply with our obligations. On March 21, 2012, we entered into a credit agreement and on March 31, 2014, May 29, 2014, June 30, 2014, July 30, 2014 and September 15, 2014, we entered into amendments to the credit agreement. The credit agreement, as so amended, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. The Amended Credit Agreement also requires us, among other things, to timely deliver our consolidated financial statements to the lenders. In addition, we would be in default under the Amended Credit Agreement, if we default under our obligations associated with:

•	our guarantee of the payment of the principal, interest and, prior to February 2013, certain call premiums owed on the senior debt issued by the PEAKS Trust in the aggregate principal amount of $300.0 million (the “PEAKS Senior Debt”) to investors, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “PEAKS Guarantee”); or

•	the 2009 RSA.

The PEAKS Guarantee and 2009 RSA are collectively referred to herein as the “RSAs.” We would also be in default under the Amended Credit Agreement if, among other things, the ED imposes a delay of more than five days in our receipt of Title IV Program funds. See “—Our institutions’ failure to submit their audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and, being provisionally certified.” Further, the Amended Credit Agreement reduces the amount of secured indebtedness that we are permitted to incur and further limits our ability to dispose of or encumber our assets.

The Consolidation, restatement of our unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, delay in the completion of our 2013 audited consolidated financial statements and first and second quarter 2014 unaudited condensed consolidated financial statements, and other factors, have required us to obtain waivers and amendments of various provisions of the Amended Credit Agreement. Although we have obtained waivers and amendments relating to those violations, we cannot assure you that the financial impact of the Consolidation in future periods, actions taken by the ED affecting us or other factors relating to recent or future events affecting us, will not violate the covenants, or constitute a default by us, under the Amended Credit Agreement. We may not be able to obtain additional amendments to, or waivers of, those covenants or events of default. If we are unable to obtain a waiver of those events of default or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and to obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated;

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable; and

•	we could be required to provide cash collateral (in an amount equal to 109% of the face amount of a letter of credit issued for the benefit of the ED and 103% of the face amount of all other issued letters of credit) for our obligations with respect to outstanding letters of credit, if that cash collateral has not already been posted.

We may not be able to repay outstanding borrowings or other amounts, or be able to post the required cash collateral. In the event that we, or our subsidiary guarantor, do not pay in full, upon demand, all of our outstanding borrowings and other amounts owed under the Amended Credit Agreement or do not provide, upon demand, the cash collateral for our letter of credit obligations, the lenders would be entitled to recourse against the collateral security that we and our subsidiary guarantor have provided to obtain payment of amounts we owe or are required to provide, as cash collateral. The collateral security consists of:

•	substantially all of our and our subsidiary guarantor’s personal property; and

•	all of the real property owned by us (other than the real property used by DWC), which consists of 30 separate parcels of land, and all of the improvements thereto and fixtures thereon.

In addition, even if we were able to repay the outstanding borrowings under the Amended Credit Agreement, the use of funds to make that repayment would have a material adverse effect on our cash position and would significantly reduce the amount of funds available to us to satisfy our obligations under the PEAKS Guarantee and the 2009 RSA, which could result in a default by us under those arrangements. Any of these events could have a material adverse effect on our business, ability to meet our obligations, ability to comply with regulatory requirements, financial condition and cash flows.

A default by us under the Amended Credit Agreement could also lead to a determination by:

•	the ED that our institutions are not financially responsible;

•	the ACs that our institutions are not financially stable; and/or

•	one or more of the SAs that our institutions do not satisfy the SAs’ financial requirements.

If the ED, ACs and/or SAs determines that our institutions do not satisfy the applicable financial requirements, these agencies could:

•	impose monetary fines or penalties on our campuses;

•	terminate or limit our campuses’ operations or ability to award credentials;

•	restrict or revoke our campuses’ accreditation;

•	limit, terminate or suspend our campuses’ eligibility to participate in Title IV Programs or state financial aid programs;

•	require our campuses to repay funds received under Title IV Programs or state financial aid programs;

•	require us to post a letter of credit or increase the amounts of existing letters of credit;

•	subject our institutions to heightened cash monitoring by the ED;

•	transfer our institutions from the ED’s advance system of receiving Title IV Program funds to its reimbursement system, which would significantly delay our institutions’ receipt of Title IV Program funds; and

•	subject us or our campuses to other penalties.

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows, and impose significant operating restrictions on us. If any of our campuses lost its state authorization, the campus would be unable to offer postsecondary education and we would be forced to close the campus.

In addition, the Amended Credit Agreement expires on March 21, 2015. We cannot assure you that we will be able to extend the term of the Amended Credit Agreement or refinance outstanding borrowings, which could have a material adverse effect on our business, ability to meet our obligations, ability to comply with regulatory requirements, financial condition and cash flows.

Risks Related to Our Highly Regulated Industry

Failure of our campuses to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our campuses. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate SAs, be accredited by an AC recognized by the ED and be certified as an eligible institution by the ED. As a result, our ITT Technical Institute and DWC campuses are subject to extensive regulation by the ED, SAs and ACs, which cover the vast majority of our operations. The ED, SAs and ACs periodically revise their requirements and modify their interpretations of existing requirements. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or implemented or whether all of our campuses will be able to comply with all of the requirements in the future.

If our campuses failed to comply with any of these regulatory requirements, these agencies could:

•	impose monetary fines or penalties on our campuses;

•	terminate or limit our campuses’ operations or ability to award credentials;

•	restrict or revoke our campuses’ accreditation;

•	limit, terminate or suspend our campuses’ eligibility to participate in Title IV Programs or state financial aid programs;

•	require our campuses to repay funds received under Title IV Programs or state financial aid programs;

•	require us to increase the amount of the letter of credit that we are required to submit to the ED;

•	subject our institutions to heightened cash monitoring by the ED;

•	transfer our institutions from the ED’s advance system of receiving Title IV Program funds to its reimbursement system, which would significantly delay our institutions’ receipt of Title IV Program funds; and

•	subject us or our campuses to other civil or criminal penalties.

See “Business – Highly Regulated Industry,” for a discussion of the sanctions imposed on us by our Florida SA as a result of its determination that our 13 campuses in Florida are not financially stable. The sanctions imposed by our Florida SA or any sanctions described above that could be imposed by other agencies could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. If any of our campuses lost its state authorization, the campus would be unable to offer postsecondary education and we would be forced to close the campus.

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

The following are some of the specific risk factors related to our highly regulated industry:

Our institutions’ failure to submit their audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified. Our institutions are subject to extensive regulation by the ED. One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED its audited, consolidated financial statements and a Compliance Audit, in each case with respect to a fiscal year within six months of the following year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014 and, as a result, the ED determined on August 21, 2014 that our institutions are not financially responsible. Based on this determination, the ED, among other things:

•	requires our institutions to submit a letter of credit payable to the ED in the amount of $79.7 million (the “ED Letter of Credit”);

•	placed our institutions on heightened cash monitoring by the ED, instead of the ED’s standard advance payment method;

•	provisionally certified our institutions to participate in Title IV Programs;

•	requires our institutions to provide the ED with information about certain oversight and financial events, as described further below;

•	requires us to be able to demonstrate to the ED that, for our two most recent fiscal years, we were current on our debt payments and our institutions have met all of their financial obligations, pursuant to the ED’s standards; and

•	could require our institutions, in future years, to submit their audited financial statements and Compliance Audits to the ED earlier than six months following the end of their fiscal year.

We are required to submit the ED Letter of Credit on or before November 4, 2014. The term of the ED Letter of Credit must be for a period that ends on November 4, 2019. We will be required to adjust the amount of the ED Letter of Credit annually to 10% of the Title IV Program funds received by our institutions in the immediately preceding fiscal year. The ED may terminate our institutions’ eligibility to participate in Title IV Programs, which would have a material adverse effect on our business, financial condition, results of operations and cash flows, if we fail to:

•	submit an irrevocable letter of credit payable to the ED in the required amount and for the appropriate term on or before November 4, 2014; or

•	annually adjust the amount of the letter of credit to the appropriate amount.

Under heightened cash monitoring (“HCM”), before any of our institutions can request or draw down Title IV Program funds from the ED, the institution must:

•	make disbursements to students and parents for the amount of Title IV Program funds that those students and parents are eligible to receive; and

•	compile borrower-level records with respect to the disbursement of Title IV Program funds to each student and parent.

Once the HCM requirements are satisfied, our institutions may request or draw down Title IV Program funds from the ED in an amount equal to the actual disbursements made by our institutions. Our institutions will be subject to HCM until at least November 4, 2019. Although we have implemented procedures to address the HCM requirements, and believe that compliance with those requirements will not impact the timing of our institutions’ receipt of Title IV Program funds by more than one business day, we cannot assure you that there will not be future delays in our institutions’ receipt of Title IV Program funds or that our institutions will not request or draw down Title IV Program funds from the ED before the HCM requirements are satisfied. If any of our institutions request or draw down Title IV Program funds from the ED before the HCM requirements are satisfied, the ED could impose additional sanctions on our institutions that could have a material adverse effect on our business, financial condition, results of operations and cash flows, including, among other things:

•	monetary fines or penalties;

•	limiting, terminating or suspending our institutions’ eligibility to participate in Title IV Programs; and/or

•	transferring our institutions from the HCM method of receiving Title IV Program funds to the ED’s reimbursement system, which would significantly delay our institutions’ receipt of Title IV Program funds.

Any significant delay in our institutions’ receipt of Title IV Program funds could adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Amended Credit Agreement. See “—If we default under our Amended Credit Agreement, any borrowings must be repaid, we may be prevented from further borrowings and from obtaining or maintaining a letter of credit and/or the Amended Credit Agreement may be terminated by the lenders, which could have a material adverse effect on our liquidity and ability to comply with our obligations.”

Our institutions will be provisionally certified by the ED to participate in Title IV Programs until at least November 4, 2019. Any institution provisionally certified by the ED must apply for and receive approval by the ED for any substantial change, before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any eligible non-degree education program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

If an institution applies for the ED’s approval of a substantial change, the institution must demonstrate that it has the financial and administrative resources necessary to assure the institution’s continued compliance with the ED’s standards of financial responsibility and administrative capability. If we are unable to obtain the required approvals from the ED for any new campuses or learning sites, or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses, add the learning sites or offer new programs as planned would be impaired, which could have a material adverse effect on our expansion plans. See “—We cannot operate new campuses, add learning sites or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization.”

We are required to provide information to the ED about any of the following events within 10 days of its occurrence:

•	any adverse action, including probation or similar action, taken against any of our institutions by its AC, any of its SAs or any federal agency;

•	any event that causes us to realize any liability that was noted as a contingent liability in our most recent audited financial statements;

•	any violation by us of any loan agreement;

•	any failure by us to make a payment in accordance with our debt obligations that results in a creditor filing suit to recover funds under those obligations;

•	any withdrawal of our shareholders’ equity or net assets by any means, including the declaration of a dividend;

•	any extraordinary loss by us, as defined under Accounting Principles Board Opinion No. 30; or

•	any filing of a petition by us for relief in bankruptcy court.

Our notice to the ED of the occurrence of any of the above events, must include the details of the circumstances surrounding the event and, if applicable, the steps we have taken, or plan to take, to resolve the issue.

The sanctions imposed on us by the ED described above could have a material adverse effect on our financial condition, results of operations, cash flows and ability to meet our contractual and regulatory obligations. Further, we cannot assure you that we will be able to submit the ED Letter of Credit in the amount and for the term required by the ED, that we will be able to provide the cash collateral required to maintain the ED Letter of Credit or that we will be able to obtain any required annual increases in the amount of the ED Letter of Credit. Our provision of the cash required under the Amended Credit Agreement to collateralize the ED Letter of Credit will have a material adverse effect on our liquidity, and will significantly reduce the amount of cash that we will have available for other purposes, including to satisfy our future payment obligations under the RSAs. The fact that a significant amount of our cash will be held in connection with the ED Letter of Credit could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

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

If one or more of our ITT Technical Institute or DWC campuses lost its eligibility to participate in Title IV Programs, or if the U.S. Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for the students at the affected campuses. It is unlikely that private organizations would be willing to provide loans to students attending those campuses or that the interest rate and other terms of those loans would be as favorable as for Title IV Program loans. In addition, the private organizations could provide a discounted disbursement amount to us on the student loans and/or require us to guarantee all or part of this assistance on unfavorable terms, and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

Legislative action may also increase our administrative costs and burden and require us to modify our practices in order for our campuses to comply fully with the legislative requirements, which could have a material adverse effect on our financial condition, results of operations and cash flows.

One or more of our institutions may lose its eligibility to participate in Title IV Programs, if its federal student loan cohort default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the FFEL program and/or FDL program receives a FFEL/FDL cohort default rate for each federal fiscal year (“FFY”) based on defaulted FFEL and FDL program loans. A FFY is October 1 through September 30. The ED calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of the second succeeding FFY (“Three-Year CDR”).

The ED began calculating a Three-Year CDR for each institution for FFY 2009. If an institution’s Three-Year CDR is:

•	30% or greater for three consecutive FFYs, the institution loses eligibility to participate in the FDL program and the Pell program for the remainder of the FFY in which the ED determines that the institution has lost its eligibility and for the two subsequent FFYs; or

•	greater than 40% for one FFY, the institution loses eligibility to participate in the FDL programs for the remainder of the FFY in which the ED determines that the institution has lost its eligibility and for the two subsequent FFYs.

None of our institutions had a Three-Year CDR of 30% or greater for the FFYs 2010 or 2011, which are the most recent FFYs for which official Three-Year CDRs have been issued by the ED. The following table sets forth the average of our institutions’ Three-Year CDRs for the FFYs indicated:

FFY	Three-Year CDR Average
2011	22.4%
2010	28.5%
2009	32.9	%(a)

(a)	Reduced by the ED from 34.2% as a result of an uncorrected data adjustment.

We believe that the higher Three-Year CDR average for FFYs 2010 and 2009 compared to the Three-Year CDR average for FFY 2011 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”) during 2009 and 2010. The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Three-Year CDR average with respect to those loans. We appealed the ITT Technical Institute institutions’ official Three-Year CDRs for FFY 2009 on the basis that those Purchased Loans were improperly serviced. We have not yet received the ED’s final determination of the ITT Technical Institute institutions’ Three-Year CDRs for FFY 2009 in response to our loan servicing appeal. We anticipate that the result of this appeal will not significantly change the average Three-Year CDR for FFY 2009 shown above. We did not appeal the ITT Technical Institute institutions’ official Three-Year CDRs for FFYs 2010 or 2011.

The ED may place an institution on provisional certification status, if the institution’s official Three-Year CDR is 30% or greater for at least two of the three most recent FFYs. The ED may more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. Provisional certification does not otherwise limit an institution’s participation in Title IV Programs.

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

Current and future economic conditions in the United States could also adversely affect our institutions’ Three-Year CDRs. Increases in interest rates, declines in individuals’ incomes and job losses for our students and graduates or their parents have contributed to, and could continue to contribute to, higher default rates on student loans.

The servicing and collection efforts of student loan servicers help to lower our institutions’ Three-Year CDRs. We supplement their efforts by attempting to contact students to advise them of their responsibilities and any deferment, forbearance or alternative repayment plans for which they may qualify.

If any of our institutions lost its eligibility to participate in FDL and Pell programs and we could not arrange for alternative financing sources for the students attending the campuses in that institution, we would probably have to close those campuses, which would have a material adverse effect on our financial condition, results of operations and cash flows.

If the ED’s proposed new gainful employment regulations are promulgated by the ED in a manner that withstands challenge, and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use funds from Title IV Programs to help pay their education costs. On June 13, 2011, the ED issued final regulations that were to become effective on July 1, 2012, specifying requirements related to a program of study that leads to gainful employment in a recognized occupation (the “2011 GE Rule”). On June 30, 2012, the U.S. District Court for the District of Columbia vacated all of the 2011 GE Rule, except for those portions pertaining to certain institutional disclosures and reporting requirements. On March 25, 2014, the ED published proposed new gainful employment regulations (“New GE Rule”). If the ED publishes a final version of the New GE Rule on or before November 1, 2014, it would take effect on July 1, 2015.

The proposed New GE Rule includes some metrics that are similar to those originally set forth in the 2011 GE Rule, as well as additional provisions and other metrics, some of which are more restrictive than the terms of the 2011 GE Rule, including:

•	Two debt-to-earnings rates (the “D/E Rates”), consisting of a debt-to-discretionary earnings (“dDTE”) rate and a debt-to-earnings (“aDTE”) rate.

•	The dDTE rate is the percentage that (i) the annual loan payment required on the median student loan debt incurred by students receiving funds from the Title IV Programs who completed the program represents of (ii) the higher of the mean or median of those students’ discretionary earnings approximately two to three years after they graduate.

•	The aDTE rate is the percentage that (i) the annual loan payment required on the median student loan debt incurred by students receiving funds from the Title IV Programs who completed the program represents of (ii) the higher of the mean or median of those students’ actual annual earnings approximately two to three years after they graduate.

•	A program must achieve an aDTE rate at or below 8%, or a dDTE rate at or below 20%, to be considered “passing.” A program with an aDTE rate greater than 8%, but less than or equal to 12%, or a dDTE rate greater than 20%, but less than or equal to 30%, is considered “in the zone.” A program with an aDTE rate greater than 12%, or a dDTE rate greater than 30%, is considered “failing.”

•	A program will cease to be eligible for students to use Title IV Program funds, if its aDTE rate and dDTE rate are failing in two out of any three consecutive award years or not passing in one out of any four consecutive award years. An award year under the Title IV Programs begins on July 1st and ends on June 30th of the immediately succeeding calendar year.

•	A program level Three-Year CDR (“pCDR”) that would be calculated in the same manner as an institution’s Three-Year CDR, but based solely on the performance of former students in the particular program.

•	A program will cease to be eligible for students to use Title IV Program funds, if its pCDR is higher than 30% for three consecutive FFYs.

If a program could become ineligible for students to use Title IV Program funds based on its D/E Rates for the next award year or pCDR for the next FFY, the institution must:

•	provide a written warning to current and prospective students in that program which, among other things, states that students may not be able to use Title IV Program funds to attend the program; and

•	not enroll, register or enter into a financial commitment with a prospective student in the program, until three business days after (a) the written warning is provided to the prospective student, or (b) a second written warning is provided to the prospective student, if more than 30 days have passed since the written warning was first provided to the prospective student.

The proposed New GE Rule also requires institutions to make additional public disclosures and report additional information to the ED with respect to each program that leads to gainful employment in a recognized occupation. The additional disclosure and reporting requirements would be administratively burdensome, would increase our compliance costs, and could cause fewer students to enroll in our programs of study.

If a program becomes ineligible for students to use Title IV Program funds, the institution cannot seek to reestablish the eligibility of that program, or establish the eligibility of a program with a classification of instructional program (“CIP”) code that has the same first four digits as the CIP code of an ineligible program, until three years following the date on which the program became ineligible.

We cannot be sure of the outcome of this rulemaking, nor can we predict with any certainty which or how many of our programs of study would be ineligible or subject to student warnings under a New GE Rule. We are evaluating the potential impact of the proposed New GE Rule, which may be significantly different in its final version. We cannot predict with certainty the form or impact of a New GE Rule on our operations. Compliance with a New GE Rule could reduce our enrollments, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        In response to the vacated 2011 GE Rule, we made significant changes to the programs of study that we offer. The vacated 2011 GE Rule also put downward pressure on tuition prices, to help prevent students from incurring debt that exceeded the levels required for a program to remain eligible under Title IV Programs. This, in turn, increased the percentage of our revenue that is derived from Title IV Programs and, therefore, could adversely impact our compliance with other ED regulations. We have also limited enrollment in certain programs of study and substantially increased our efforts to promote student loan repayment. A New GE Rule would likely result in the continuation of any or all of these factors. Any or all of these factors could reduce our enrollment and/or increase our cost of doing business, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price.

We may be subject to sanctions, including, without limitation, an increase the amount of the ED Letter of Credit, and other limitations in order to continue our campuses’ participation in Title IV Programs, state authorization and accreditation, if we or our campuses do not meet the financial standards of the ED, SAs or ACs. The ED, SAs and ACs prescribe specific financial standards that an institution must satisfy to participate in Title IV Programs, operate in a state and be accredited. The ED evaluates institutions for compliance with its standards each year, based on the institution’s annual audited financial statements, as well as following any change of control of the institution and when the institution is reviewed for recertification by the ED. In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company or any party related to the institution. Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis, based on our financial statements at the parent company level. The most significant financial responsibility measurement is the institution’s composite score, which is calculated by the ED based on three ratios:

•	the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;

•	the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

•	the net income ratio, which measures the institution’s ability to operate at a profit.

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution (the “Composite Score”). The Composite Score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our institutions’ Composite Score, based on our fiscal year consolidated financial statements at the parent company level, was 1.8 in 2012. In calculating our institutions’ 2013 Composite Score, there are two exclusions that might be available under the ED’s regulations, which would cause our 2013 Composite Score to be higher than if the exclusions were not permitted. The potential exclusions are:

•	the unusual, one-time charge related to the Consolidation; and

•	the effect of a change in accounting estimate related to the 2009 RSA.

See Note 10 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a more detailed discussion of these factors. The ED may not agree with either or both of these exclusions. If the ED determines that:

•	both the unusual, one-time charge and the effect of a change in accounting estimate cannot be excluded from the calculation of our institutions’ 2013 Composite Score, our institutions’ 2013 Composite Score would be 0.9, which could require us to post a letter of credit, or increase the amount of any existing letter of credit, payable to the ED, as discussed below;

•	the unusual, one-time charge can be excluded, but the effect of a change in accounting estimate cannot be excluded, from the calculation of the our institutions’ 2013 Composite Score, our institutions’ 2013 Composite Score would be 1.6;

•	the effect of a change in accounting estimate can be excluded, but the unusual, one-time charge cannot be excluded, from the calculation of the our institutions’ 2013 Composite Score, our institutions’ 2013 Composite Score would be 1.8; or

•	both the unusual, one-time charge and the effect of a change in accounting estimate can be excluded from the calculation of our institutions’ 2013 Composite Score, our institutions’ 2013 Composite Score would be 1.9.

If the ED determines that an institution does not satisfy the ED’s financial responsibility standards (including, without limitation, having a Composite Score that is less than 1.5), the institution may establish its financial responsibility on one of several alternative bases, including:

•	a letter of credit alternative, pursuant to which the institution must submit a letter of credit payable to the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its most recently completed fiscal year;

•	a provisional certification alternative for no more than three consecutive years, pursuant to which the institution:

•	must submit a letter of credit payable to the ED in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year;

•	must demonstrate to the ED that, for its two most recent fiscal years, the institution was current on its debt payments and has met all of its financial obligations to the ED;

•	would be placed on HCM or the reimbursement system of payment by the ED, instead of the ED’s standard advance payment method;

•	would be subject to certain additional reporting requirements; and

•	could be required to submit its audited financial statements and Compliance Audit to the ED earlier than six months following the end of its fiscal year; or

•	a zone alternative, if the institution is not financially responsible solely because its Composite Score is in the range of 1.0 to 1.4 for no more than three consecutive years, pursuant to which the institution:

•	would be placed on HCM or the reimbursement system of payment by the ED, instead of the ED’s standard advance payment method;

•	would be subject to certain additional reporting requirements; and

•	could be required to submit its audited financial statements and Compliance Audit to the ED earlier than six months following the end of its fiscal year.

The letter of credit that the ED has already required us to post might be accepted to satisfy any additional letter of credit requirement, but there can be no assurance that the ED would not require us to increase the amount of any then-existing letter of credit based on our institutions’ 2013 Composite Scores. Any of the alternatives to establishing financial responsibility described above could have a material adverse effect on our financial condition, results of operations and cash flows. Any significant delay in our institutions’ receipt of Title IV Program funds could adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Amended Credit Agreement. See “—If we default under our Amended Credit Agreement, any borrowings must be repaid, we may be prevented from further borrowings and from obtaining or maintaining a letter of credit and/or the Amended Credit Agreement may be terminated by the lenders, which could have a material adverse effect on our liquidity and ability to comply with our obligations.” Further, in the event that the ED requires our institutions to submit a letter of credit payable to the ED in an amount equal to at least 10% or 50% of the Title IV Program funds received by our institutions during its most recently completed fiscal year, we cannot assure you that our institutions would be able to submit a letter of credit payable to the ED in the amount required by the ED, or that we would be able to provide the cash collateral necessary to maintain any letter of credit.

The SA’s financial standards include a variety of financial metrics and ratios, including, without limitation, positive net working capital, positive net worth, operating profit, one-to-one ratio of assets to liabilities and/or one-to-one ratio of current assets to current liabilities. Our institutions violated the financial standards of the SAs in Florida, Pennsylvania, Tennessee and West Virginia, due to:

•	the Consolidation;

•	our institutions’ failure to submit their 2013 audited consolidated financial statements to the SAs by the applicable due dates; and/or

•	other factors.

As a result of these violations our:

•	Florida SA:

•	changed the authorization to operate for each of our 13 campuses in Florida from an annual license to a provisional license, through June 31, 2015;

•	will conduct an on-site visit of each of our Florida campuses to determine the campus’ compliance with our Florida SA’s regulations;

•	will require each of our Florida campuses to correct any deficiencies noted during our Florida SA’s on-site visit of the campus;

•	required us to submit to our Florida SA any correspondence that we or any of our institutions have with the ED or the AC of our Florida campuses, within 15 days of the submission or receipt of that correspondence;

•	required each of our Florida campuses to submit a train-out plan to our Florida SA on or before September 4, 2014; and

•	required us to report to our Florida SA, at its September 2014 meeting, on the stability of our Florida campuses and any changes that may further affect our stability or operations;

•	Pennsylvania SA could:

•	place each of our seven campuses in Pennsylvania on quarterly financial reporting;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a teach-out plan with respect to all of the campus’ programs;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a business plan with respect to the campus’ operations;

•	raise the required amount of the surety bond that each of our Pennsylvania campuses are required to post for the benefit of our Pennsylvania SA; and/or

•	suspend or revoke each of our Pennsylvania campuses’ authorization to operate as an educational institution in Pennsylvania;

•	Tennessee SA could:

•	assess monetary fines against each of our five campuses in Tennessee;

•	require each of our Tennessee campuses to submit to our Tennessee SA an audit of the campus’ financial stability that is conducted in accordance with generally accepted auditing standards in the United States;

•	revoke or change each of our Tennessee campuses’ authorization to operate as an educational institution in Tennessee; and/or

•	suspend or terminate all or any portion of our Tennessee campuses’ operations in Tennessee, including, without limitation, new student enrollment, advertising and/or teaching specific programs; and

•	West Virginia SA could:

•	raise the amount of the surety bond that our one campus in West Virginia needs is required to post for the benefit of our West Virginia SA;

•	call the surety bond that our West Virginia campus posted for the benefit of our West Virginia SA;

•	suspend, withdraw or revoke our West Virginia campus’ authorization to operate or solicit students in West Virginia;

•	change our West Virginia campus’ authorization to operate in West Virginia to a probationary authorization;

•	require our West Virginia campus to refund its students’ tuition and fees; and/or

•	take any other action against our West Virginia campus that our West Virginia SA deems appropriate.

If some or all of the sanctions described above were imposed on many of the affected campuses, those sanctions would have a material adverse effect on our financial condition, results of operations and cash flows.

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For the vast majority of our campuses, a period of enrollment is generally an academic quarter. The institution must calculate and return to the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. As of December 31, 2013, no audit or review had found that any of our institutions violated the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations. Further, we cannot assure you that our institutions would be able to submit a letter of credit payable to the ED in the amount required by the ED, or that we would be able to provide the cash collateral required to maintain any letter of credit.

The standards of most of the SAs and the ACs limit a student’s obligation to an institution for tuition and fees, if a student withdraws from the institution (the “Refund Policies”). The specific standards vary among the SAs. Depending on when, during an academic term, a student withdraws and the applicable Refund Policies, in many instances the student remains obligated to the campus for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. Our experience has been that many of our affected students do not have access to other sources of financial aid and that we have been unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by Title IV Program funds that were returned, which, in the aggregate, have had and may continue to have a material adverse effect on our results of operations and cash flows.

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

For our 2013 fiscal year, none of our institutions derived more than approximately 83% of its applicable revenue on a cash accounting basis from Title IV Programs under the 90/10 Rule calculation. Any changes in federal law that increase Title IV Program grant or loan limits, or that count funds other than Title IV Program funds toward the 90% limit, may result in an increase in the percentage of revenue that we indirectly derive from Title IV Programs, which could make it more difficult for us to satisfy the 90/10 Rule.

We regularly monitor compliance with the 90/10 Rule to minimize the risk that any of our institutions would derive more than the maximum allowable percentage of its applicable revenue from Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule, but we cannot assure you that we would be able to do this in a timely manner or at all. Further, one of the components of the 90/10 Rule calculation requires us to deduct, from the amount of applicable revenue that we can apply toward the 10% portion of the rule, the principal portion of the payments that we make under the 2009 RSA, in the fiscal year in which those payments are made. This component of the 90/10 Rule calculation increases the uncertainty of whether any of our institutions will derive more than 90% of its applicable revenue from Title IV Programs in future fiscal years. If any of our institutions lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the campuses in that institution, we would probably have to close those campuses, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure by one or more of our institutions to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institution’s participation in Title IV Programs, or loss of the institution’s eligibility to participate in Title IV Programs. To participate in Title IV Programs, an institution must satisfy criteria of administrative capability prescribed by the ED. These criteria include requirements that the institution:

•	demonstrate a reasonable relationship between the length of its programs and the entry-level job requirements of the relevant fields of employment;

•	comply with all of the applicable Title IV Program regulations prescribed by the ED;

•	have capable and sufficient personnel to administer the institution’s participation in Title IV Programs;

•	define and measure the satisfactory academic progress of its students within parameters specified by the ED;

•	provide adequate financial aid counseling to its students who receive Title IV Program funds; and

•	timely submit all required reports and financial statements to the ED.

If the ED determines that an institution is not capable of adequately administering its participation in any of the Title IV Programs, the ED could:

•	impose monetary fines or penalties on the institution;

•	require the institution to repay funds received under Title IV Programs;

•	transfer the institution from the advance method of payment of Title IV Program funds to HCM or the reimbursement system of payment; or

•	limit or terminate the institution’s eligibility to participate in Title IV Programs.

Each of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. In addition, for 2014 and subsequent years, an institution is deemed by the ED to lack administrative capability if its Three-Year CDR equals or exceeds 30% for at least two of the three most recent federal fiscal years for which such rates have been published. If an institution’s administrative capability is impaired solely because its Three-Year CDRs equal or exceed the applicable percentage, the institution can continue to participate in Title IV Programs, but the ED may place the institution on provisional certification.

We are subject to sanctions, if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admission or financial aid activities. The ED’s regulations prohibit an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds (the “Incentive Compensation Prohibition”). We believe that the Incentive Compensation Prohibition:

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

We cannot operate new campuses, add learning sites or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization. Our expansion plans assume that we will be able to continue to obtain the necessary authorization from the ED, ACs and SAs to establish new campuses, add learning sites to our existing campuses and expand or revise program offerings in a timely manner. If we are unable to obtain the required authorizations from the ED, ACs or SAs for any new campuses or learning sites, or any new or revised program offerings, or to obtain such authorizations in a timely manner, our ability to operate the new campuses, add the learning sites or offer new or revised programs as planned would be impaired, which could have a material adverse effect on our expansion plans.

The process of obtaining any required SA and ACs authorizations can also delay our operating new campuses, adding learning sites or offering new programs. The status of our institutions and the state laws and regulations in effect in the states where we are located or anticipate establishing a new location or the ACs standards may limit our ability to establish new campuses and learning sites and expand the programs offered at a campus, which could have a material adverse effect on our expansion plans.

In addition, an institution that is eligible to participate in Title IV Programs may add a new location or education program without the ED’s approval only if certain requirements are met. Otherwise, the institution must obtain the ED’s approval before it may disburse Title IV Program funds to students in the new location or education program. If we were to erroneously determine that a new location or education program is eligible for Title IV Program funding, we would likely be liable for repayment of the Title IV Program funds provided to students in that location or program. See “Business – Highly Regulated Industry.”

Due to our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014, all of our institutions are provisionally certified to participate in the Title IV Programs. See “—Our institutions’ failure to submit their audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified.” Any institution provisionally certified by the ED must apply for and receive approval by the ED for any substantial change before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any eligible non-degree education program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

See “Business – Highly Regulated Industry,” for a further discussion of the ED’s provisional certification of an institution to participate in Title IV Programs. See also “—If the ED’s proposed new gainful employment regulations are promulgated by the ED in a manner that withstands challenge, and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use funds from Title IV Programs to help pay their education costs,” regarding additional program approval requirements that are contained in the draft regulations under the New GE Rule.

Failure by any of our campuses or program offerings to satisfy the ACICS compliance standards with respect to Student Retention Rates, Graduate Placement Rates or Licensure Examination Pass Rates could cause us to close those campuses and reduce the offerings of those programs. Under the ACICS standards, if the Student Retention Rate or Graduate Placement Rate:

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

The ACICS has also implemented standards related to Licensure Examination Pass Rates that apply to programs of study that have graduates who, if they seek employment, are required to have a certificate, licensure or registration based on an industry-sponsored examination in the applicable field. Under the ACICS standards, if the Licensure Examination Pass Rate:

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

One ITT Technical Institute location needs to raise its Student Retention Rate to at least 60% by November 1, 2015, or the ACICS may withdraw that location’s inclusion in the institution’s grant of accreditation. Five ITT Technical Institute locations need to raise their Graduate Placement Rates to at least 60% by November 1, 2015, or the ACICS may withdraw those locations’ inclusion in the institution’s grant of accreditation. A total of 87 program offerings at 61 ITT Technical Institute locations need to raise their Student Retention Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings (although we have discontinued and are no longer enrolling new students in 18 of those program offerings). A total of 158 program offerings at 86 ITT Technical Institute locations need to raise their Graduate Placement Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings (although we have discontinued and are no longer enrolling new students in 141 of those program offerings). A total of four program offerings at four ITT Technical Institute locations need to raise their Licensure Examination Pass Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings.

If the ACICS determines that its Mitigating Circumstances apply to an institution’s campus or program, the ACICS waives the application of the compliance standard to the institution’s campus or program. The ACICS has granted Mitigating Circumstances waivers to a total of:

•	one ITT Technical Institute location with respect to the Student Retention Rate compliance standard;

•	nine ITT Technical Institute locations with respect to the Graduate Placement Rate compliance standard;

•	six program offerings at six ITT Technical Institute locations with respect to the Student Retention Rate compliance standard; and

•	four program offerings at three ITT Technical Institute locations with respect to the Graduate Placement Rate compliance standard.

The number of ITT Technical Institute locations and program offerings that received Mitigating Circumstances waivers from the ACICS are not included in the number of ITT Technical Institute locations and program offerings specified in the immediately preceding paragraph that are subject to having the locations’ inclusion in the institution’s grant of accreditation withdrawn or the program offerings’ authorizations withdrawn for failure to comply with the Student Retention Rate and Graduate Placement Rate compliance standards.

If any of our ITT Technical Institute locations and/or program offerings fall below the Student Retention Rate, Graduate Placement Rate or Licensure Examination Pass Rate compliance standards and we were unable to timely bring those locations and/or program offerings into compliance, we may have to close those locations and reduce the offerings of those programs, which could have a material adverse effect on our expansion plans, financial condition, results of operations and cash flows.

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

Government and regulatory agencies and third parties have brought, and may bring additional, investigations, claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. We are subject to investigations and claims of non-compliance with regulatory standards and other actions brought by regulatory agencies, students, shareholders and other parties. Some of the more significant pending investigations, claims and actions are described below. If the results of any investigations, claims and/or actions are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we have incurred, and expect to continue to incur, significant legal and other expenses in connection with investigations, claims and actions, which could have a material adverse effect on our financial condition, results of operations and cash flows. Investigations, claims and actions have and will continue to cause a substantial diversion of our management’s attention and resources from our ongoing business operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse publicity regarding any of those investigations, claims and/or actions could also negatively affect our business and the market price of our common stock. Further, the fact that investigations, claims and actions are pending against us has resulted in, and could in the future result in, increased scrutiny, the withholding of authorizations and/or the imposition of other sanctions by SAs, the ACs and other regulatory agencies governing us. See “Business – Highly Regulated Industry.”

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

On October 30, 2012, we received a Civil Investigative Demand (“CID”) from the Massachusetts Office of the Attorney General (“MAG”). The MAG’s CID provides that the MAG is investigating allegations that we may have violated Massachusetts General Laws, Chapter 93A, Section 2(a) by “engaging in unfair or deceptive practices in connection with marketing and advertising job placement and student outcomes, the recruitment of students, and the financing of education.” The MAG’s CID contains broad requests for production of documents related to our students in Massachusetts, including the financial aid available to those students, our recruitment of those students, the career services that we offer to those students, our marketing and advertising, the retention and graduation rates of those students and many other aspects of our business. We are cooperating with the MAG in its investigation, and we have provided documentation, communications and other information to the MAG in response to the CID. The ultimate outcome of the MAG investigation, however, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

On February 8, 2013, we received the first of many subpoenas from the SEC. In a letter accompanying each of the subpoenas, the SEC states that it is conducting an investigation of us. The SEC’s subpoenas requested the production of documents and communications that, among other things, relate to our actions and accounting associated with:

•	agreements that we entered into with the 2009 Entity to create the 2009 Loan Program, including, without limitation, the 2009 RSA;

•	agreements that we entered into with unrelated parties on January 20, 2010 to create the PEAKS Program, which made private education loans available to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources did not cover, pursuant to which:

•	an unrelated lender originated private education loans to our eligible students and, subsequently, sold those loans to the PEAKS Trust;

•	the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors; and

•	under the PEAKS Guarantee, we guarantee payment of the principal, interest and, prior to February 2013, certain call premiums owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “Asset/Liability Ratio”);

•	certain accounting-related documents associated with the 2009 Loan Program, the PEAKS Program and internal student financing; and

•	our board of directors-related materials associated with the 2009 Loan Program, the PEAKS Program and internal student financing.

We have provided the information requested, including testimony of senior employees. On August 7, 2014, we received a “Wells Notice” from the staff of the Division of Enforcement (the “Staff”) of the SEC notifying us that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. According to the Staff, the enforcement action would allege violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13a-15 under the Exchange Act. The proposed action relates primarily to certain disclosures and accounting surrounding the two loan programs noted above. The SEC’s notice said that the Staff’s recommendation may:

•	involve a civil injunctive action, public administrative proceeding and/or cease-and-desist proceeding against us; and

•	seek remedies that include an injunction, a cease-and-desist order and monetary relief, including civil monetary penalties.

A Wells Notice is neither a formal allegation nor a finding of wrongdoing. Instead, it is a preliminary determination by the Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. Accordingly, we made a submission to the Staff in response to the Wells Notice setting forth why the factual record does not support the enforcement action recommended by the Staff and that any perceived shortcomings were made in good faith. Although we intend to defend ourselves vigorously should the SEC authorize any legal action that does not comport with our view of the facts, we cannot predict the outcome of any legal action or whether the matters will result in any settlement. The ultimate outcome of the SEC investigation, any legal action by the SEC or any settlement could have a material adverse effect on our financial condition, results of operations and/or cash flows.

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. Like us, the operations of a number of companies in the postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice, SEC, ED, CFPB, Government Accountability Office, Department of Veterans Affairs, Federal Trade Commission, Department of Defense, state education and professional licensing authorities, states’ attorney general offices or other state agencies. These investigations and actions have alleged, among other things, deceptive trade practices and noncompliance with regulations. These allegations have attracted adverse media coverage that may negatively affect public perceptions of proprietary education institutions, including the ITT Technical Institutes and Daniel Webster College. Adverse media coverage regarding other companies in the proprietary education sector or regarding us directly could damage our reputation, could result in lower enrollments, revenue and profit, and could have a negative impact on our stock price. These allegations, reviews, investigations and enforcement actions and the accompanying adverse publicity could also result in increased scrutiny of, and have a negative impact on, us and our industry.

Changes in the amount or availability of veterans’ educational benefits or Department of Defense tuition assistance programs could materially and adversely affect our business. Certain members of the U.S. Congress and the Obama Administration have increased their focus on Department of Defense tuition assistance and veterans educational benefits that are used for programs of study offered at proprietary education institutions, particularly distance education programs of study. On April 27, 2012, President Obama signed Executive Order 13607, Establishing Principles of Excellence for Educational Institutions Serving Service Members, Veterans, Spouses, and Other Family Members (the “EO”). The EO requires an institution to agree to comply with the principles of excellence described in the EO in order for the institution to participate in the Yellow Ribbon Program for Veterans under the Post-9/11 GI Bill or the Tuition Assistance Program for active duty service members. Among other things, the principles of excellence include a requirement that institutions implement a refund policy for veterans and service members that is aligned with the Return Policy. In addition, federal legislation has been introduced that would revise the 90/10 Rule to count Department of Defense tuition assistance and veterans’ educational benefits toward the 90% limit. To the extent that any laws, regulations or other requirements are adopted that limit or condition the amount of educational benefits that veterans and active duty service members can use toward their costs of education at proprietary education institutions or in distance education programs, or that limit or condition the participation of proprietary education institutions or distance education programs in veteran or military tuition assistance programs or in Title IV Programs with respect to veteran or military tuition assistance programs, our enrollments, results of operations and financial condition could be materially and adversely affected.

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

Certain SAs refuse to license students who graduate from programs that do not meet specific types of programmatic accreditation, residency or other state requirements. In the event that one or more SAs refuses to recognize our graduates for professional licensure in the future based on factors relating to our campuses or their programs, student enrollment in those programs would be negatively impacted which could have an adverse effect on our results of operations. In addition, we could be exposed to claims that would force us to incur legal and other expenses that could have a material adverse effect on our results of operations.

Laws and regulations relating to marketing practices could limit our marketing activities or cause us to discontinue the marketing activities that we currently use or plan to use, and failure to comply with such laws and regulations could result in statutory damages or lawsuits against us. We rely on a variety of direct-to-consumer marketing techniques, including telemarketing, email marketing and postal mailings, and we are subject to various laws and regulations which govern marketing and advertising practices. For example, the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act of 2003 and various other federal and state laws and regulations impose requirements on the manner and extent to which we can market our programs to prospective students. A recent amendment to the Telephone Consumer Protection Act requires, among other things, that we receive prior express written consent from consumers in order to place telemarketing calls to wireless phones using certain technology. Efforts to comply with the new regulations may negatively affect our ability to contact prospective students and, therefore, our revenue and profitability. Newly-adopted or amended laws and regulations relating to telemarketing, and increased enforcement of such laws and regulations by governmental agencies or by private litigants, could adversely affect our business, operating results and financial condition. Our failure to comply with laws and regulations applicable to our marketing activities could also result in statutory damages and class action lawsuits against us.

The Early Career Academy is highly regulated, may require significant expenditures by us and may not be a successful business endeavor. To date, we have become the EMO for only one public charter high school. As such, the Early Career Academy is in the initial stages, and we cannot assure you that it will be a successful endeavor for us in the foreseeable future or at all. The Early Career Academy business is subject to extensive regulation, and we believe that it may require significant expenditures by us. Some of the factors that could have an adverse effect on the business of the Early Career Academy include, among others:

•	a reduction in government funding for, or a loss of tax-exempt status or funding eligibility by, public charter high schools;

•	the poor performance or misconduct by the Early Career Academy or operators of other public charter high schools;

•	legal claims challenging various aspects of public charter high schools; and

•	non-compliance with applicable regulations.

Risks Related to Our Business

Our guarantee obligations under the private education loan programs have had, and could continue to have, a material adverse effect on us. We have entered into risk sharing and guarantee agreements with entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. We settled all of our guarantee obligations under a risk sharing agreement that we entered into in 2007 (the “2007 RSA”) through a payment of $46.0 million in January 2013. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 RSA, based on dollar volume. Under the PEAKS Guarantee, we guarantee:

•	the payment of principal (i.e., approximately $214.5 million as of June 30, 2014) and interest on the outstanding PEAKS Senior Debt;

•	the payment of administrative fees and expenses to the PEAKS Trust; and

•	a minimum required Asset/Liability Ratio.

Our obligations under the PEAKS Guarantee will remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Our obligations under the 2009 RSA will remain in effect, until all private education loans made under the 2009 Loan Program are paid in full or charged off. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Private Education Loan Program Obligations,” for information regarding the guarantee payments, the payments on behalf of student borrowers that we made under the PEAKS Program to avoid defaults by those borrowers on their PEAKS Trust Student Loans (“Payments on Behalf of Borrowers”) and the payments that we made related to the RSAs in 2013. See also Note 10 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

The repayment performance of the private education loans under the RSAs has been significantly worse, and the charge-off rate on those loans has been significantly higher, than we originally projected when we entered into the RSAs and our subsequent projections. Further, under the PEAKS Guarantee, due to the Consolidation and other factors, we were not in compliance with certain financial metrics under the PEAKS Program, which resulted in an increase in the required minimum Asset/Liability Ratio and a requirement that we make higher payments under the PEAKS Guarantee. As a result of the higher charge-off rates of the private education loans made under both the 2009 Loan Program and PEAKS Program and the increased Asset/Liability Ratio, we have made payments related to the RSAs that have been significantly higher than we initially anticipated, and we currently estimate that we will be required to make payments in material amounts under the RSAs in 2014 and future years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Private Education Loan Program Obligations” and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for the amount of payments that we currently estimate we will be required to make through the remaining terms of the RSAs.

        As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports, or with respect to periods in 2014 through June 30, 2014, delivered quarterly reports, to the indenture trustee of the PEAKS Trust, we believe the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling approximately $60.3 million in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a guarantee payment of $50.0 million, which payment, along with other payments that we have made to the PEAKS Trust in recent months, included amounts that would have become due between April 2013 and September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the indenture under the PEAKS Program (the “PEAKS Indenture”). In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Amended Credit Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and making the additional guarantee payments satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or assert that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

We have offset approximately $9.1 million against amounts owed to us by the 2009 Entity under a revolving promissory note (the “Revolving Note”), instead of making additional payments under the 2009 RSA in that amount. We understand the 2009 Entity’s position to be that the offset was improper and, as a result, we are in default under the 2009 RSA. In the event of a default by us under the 2009 RSA related to the offset, we may be required to pay to the 2009 Entity approximately $8.6 million, representing the amount of the offset, net of approximately $0.5 million of recoveries from charged-off loans that are owed, but have not been paid, to us. If the 2009 Entity instead were to withdraw cash collateral in that amount from the restricted bank account maintained to hold collateral to secure our obligations under the 2009 RSA, we would be required to deposit that amount of cash in the account to maintain the required level of collateral under the 2009 RSA.

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

In addition, at the end of each reporting period, we assess whether we should recognize a contingent liability related to the 2009 RSA and, prior to February 28, 2013, the PEAKS Program. Due to a number of factors, primarily the significant charge-off rate of the private education loans under the 2009 Loan Program, the amount of the contingent liability that we recorded related to the 2009 RSA as of December 31, 2013 increased substantially to approximately $116.9 million. Further, the amount of the contingent liability that we record related to the 2009 RSA in periods after December 31, 2013 could further increase substantially. The amount of the contingent liability that we record related to the 2009 RSA has negatively impacted, and could continue to negatively impact, our compliance with covenants under the Amended Credit Agreement, the financial metrics under the RSAs and the requirements of the ED, SAs and ACs.

Even if the charge-off rates of the private education loans made under the 2009 Loan Program and PEAKS Program remain at levels similar to the charge-off rates that we are currently utilizing in our estimates of future payment amounts under the RSAs and the contingent liability amount related to the 2009 RSA, those payment amounts and the contingent liability amount could have a material adverse effect on our liquidity, cash flows and financial position, and could cause us to violate the requirements of the ED, SAs and ACs and/or our covenants under the Amended Credit Agreement.

Under the 2009 RSA, we have an obligation to make the monthly payments due and unpaid on those private education loans that have been charged off above a certain percentage (“Regular Payments”). Instead of making Regular Payments, however, we may elect to:

•	pay the then outstanding balance (plus accrued and unpaid interest) of those private education loans that have been charged off above a certain percentage and, with respect to which, an amount equal to at least ten monthly payments has been paid; or

•	pay the then outstanding balance (plus accrued and unpaid interest) of those private education loans that have been charged off above a certain percentage and, with respect to which, an amount equal to at least ten monthly payments has not been paid, plus any interest that would otherwise have been payable until ten monthly payments had been made, discounted at the rate of 10% per annum,

(collectively, “Discharge Payments”). Our estimates of the future payment amounts under the 2009 RSA and the timing of those payments, assume, among other factors, that we make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, due to an inability to make payments in those amounts or for any other reason, we estimate that we will have to pay significantly larger amounts under the 2009 RSA over the remaining term of that agreement.

Our estimates of the future charge-off rates of the private education loans made under the 2009 Loan Program and PEAKS Program and of other factors that we utilize in our projections are based on numerous assumptions which may not prove to be correct and involve a number of risks and uncertainties. We would be required to pay additional material amounts under the RSAs and we could be required to make payments under the RSAs earlier than currently projected and record a higher contingent liability amount related to the 2009 RSA, in the event that:

•	the charge-off rates on the private education loans are higher than we are currently estimating;

•	other factors utilized in our projections are worse than currently estimated; and/or

•	other factors negatively impact our compliance with the financial metrics to which we are subject under the RSAs.

Any of these events could have a material adverse effect on us, including, among others, on our:

•	results of operations, financial condition and cash flows;

•	liquidity and ability to pay our obligations as they become due;

•	ability to comply with the requirements of the ED, SAs and ACs to which we are subject, resulting in significant negative consequences;

•	ability to comply with our covenants under the Amended Credit Agreement, resulting in a default thereunder, which could have a material adverse effect on our results of operations, financial condition, cash flows, liquidity and ability to comply with our other obligations; and

•	ability to make required payments under the RSAs, resulting in a default thereunder, which, in the case of a default under the PEAKS Guarantee, could result in an acceleration of the entire amount of the PEAKS Senior Debt and our obligations to pay the full amount of the PEAKS Senior Debt pursuant to the terms of the PEAKS Guarantee, additional remedies against us and there could be a cross-default under the Amended Credit Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our success depends, in part, on our ability to effectively identify, develop, obtain approval to offer and teach new programs at different levels in a cost-effective and timely manner. Part of our business strategy also includes increasing the number, levels, lengths and disciplines of programs offered at our campuses. Developing and offering new programs pose challenges and require us to make investments in research and development, management and capital expenditures, to incur marketing and advertising expenses and to devote other resources that are in addition to, and in some cases greater than, those associated with our current program offerings. In order to offer new programs at different levels at our campuses, we may be required to obtain the appropriate authorizations from the ED, SAs, ACs and, in certain circumstances, specialized programmatic accrediting commissions, which may be conditioned or delayed in a manner that could affect the programs offered at our campuses. We cannot be sure that we will be able to identify new programs to help maintain or accelerate our current geographic expansion, that we will be able to obtain the requisite authorizations to offer new programs at different levels at our campuses or that students will enroll in any new programs that we offer at our campuses. Any failure by us to effectively identify, develop, obtain authorization to offer and teach new programs at our campuses could have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Enhance Results at Each Institution” and “—If the ED’s proposed new gainful employment regulations are promulgated by the ED in a manner that withstands challenge, and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use funds from Title IV Programs to help pay their education costs.”

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

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our programs among working adults and recent high school graduates. The awareness of our programs among working adults and recent high school graduates is important to the success of our campuses. If we were unable to successfully market or advertise our programs, our ability to attract and enroll prospective students in our programs would be adversely affected and, consequently, our ability to increase revenue or maintain profitability would be impaired. The following are some of the factors that could prevent us from successfully marketing or advertising our programs:

•	student dissatisfaction with our programs and services;

•	employer dissatisfaction with our programs and services;

•	high costs of certain types of advertising media;

•	adverse publicity regarding us, our competitors or proprietary education generally; and

•	our failure to maintain or expand our brands or other factors related to our marketing or advertising practices.

Increases in institutional scholarships and internal student financing could have a material adverse effect on our cash flows, revenue and student population. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. By June 30, 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has, and will continue to, reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. Therefore, the amounts receivable from students to us, as well as our revenue, decreased in 2013 and in the six months ended June 30, 2014 and, we believe, may continue to decrease in the remainder of 2014.

The increased amount of internal student financing that we provided to our students over the last few years has negatively impacted our liquidity and exposed us to greater credit risk. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students. Internal student financing typically provides for payment to us by our students by the end of the student’s academic year or enrollment, whichever occurs first, compared to payments from private education loan programs, which we typically received at the beginning of a student’s academic year. This change in the timing of payments had a material adverse effect on our cash flows from operations in 2012 and 2013. In addition, we have the risk of collection with respect to our internal student financing, which caused us to increase our allowance for doubtful accounts in 2012 and 2013 and resulted in an increase in our bad debt expense as a percentage of revenue in 2012 and 2013. The increase in internal student financing was the primary cause of the increase in our days sales outstanding and the decrease in our deferred revenue in 2012, primarily due to the decrease in the amount of funds received from private education loans made to our students by third-party lenders.

We plan to continue to offer the Opportunity Scholarship to eligible students which we believe will reduce the amount of internal student financing that we provide to our students. The increased use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

If we experience losses in excess of the amounts that we have accrued with respect to the significant amount of internal student financing that we have provided to our students, it could have a material adverse effect on our financial condition, results of operations and cash flows. We offer internal student financing to help students pay the portion of their cost of education that is not covered by financial aid or other funds. These balances are unsecured and not typically guaranteed. These balances have increased significantly in the last few years as a result of the number of our students who did not qualify for private education loans from third parties due to their prior credit history and the limited funding available under private education loan programs for which those students could qualify. The introduction of the Opportunity Scholarship has reduced, and will continue to reduce, our students’ need for internal student financing. Internal student financing adversely affects our cash flows and exposes us to greater credit risk. Although we have accrued for estimated losses related to unpaid student balances, losses in excess of the amount we have accrued for bad debts could have a material adverse effect on our financial condition and results of operations.

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

The ability of the CPD to provide education-related services depends, in large part, on obtaining authorizations from vendors and trade associations to use their content in the CPD’s education-related services. Part of our business strategy includes developing and providing education-related services to students and other constituencies. Through the CPD, we are developing and providing education-related services, including training programs, curricula, assessments and consulting. The majority of the content of the education-related services provided by the CPD is authorized under agreements between the CPD and vendors or trade associations (the “Content Agreements”). We cannot be sure that we will be able to maintain or renew the existing Content Agreements or enter into new Content Agreements. Any failure by us to effectively identify or develop content for education-related services, or maintain, renew or obtain Content Agreements with respect to our education-related services, could have a material adverse effect on our expansion plans and results of operations.

The search for, and transition of, a new chief executive officer could adversely affect us, and our inability to attract, hire or retain key personnel could harm our business. Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers. As previously disclosed, Kevin M. Modany, our Chief Executive Officer, will resign from that position on February 4, 2015, subject to an extension by up to three months, or earlier termination, at our option. Our Board of Directors is conducting a search for a replacement Chief Executive Officer. The planned resignation of Mr. Modany may cause disruption in our business, strategic and employee relationships, which may significantly delay or prevent the achievement of our business objectives, and may cause a loss of key employees or declines in the productivity of existing employees. The search for a permanent Chief Executive Officer may take many months or more, further exacerbating these factors. Competition for senior management personnel is intense and we cannot assure you that we will be able to select and employ a new Chief Executive Officer in a timely manner. Identifying and hiring an experienced and qualified Chief Executive Officer is typically difficult, and may be even more difficult under the circumstances affecting us at this time. Further, we may not be able to effectively compete with compensation packages offered by other companies that are recruiting senior executive officers, due to the limitations imposed on us by the Incentive Compensation Prohibition. We may be unable to attract a suitably qualified individual for the Chief Executive Officer position, or we may be required to pay increased base salary compensation in order to do so. Any or all of these risks could adversely affect our business, operating results or financial condition.

Our search for a new Chief Executive Officer may also adversely affect our business or impose additional risks, such as the following:

•	disruption of our business or distraction of our employees and management;

•	difficulty recruiting, hiring, motivating and retaining other talented and skilled personnel;

•	increased stock price volatility; and

•	difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions.

We cannot assure you that the transition to a new Chief Executive Officer will be smooth or successful. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. Changes to strategic or operating goals with the appointment of new executives may, themselves, prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of the company’s operations and may result in cultural differences and friction due to changes in strategy and style. During the Chief Executive Officer transition period, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any disruption or uncertainty could have a material adverse effect on our results of operations and financial condition and the market price of our common stock.

During our search for, and transition of, a new Chief Executive Officer, it is important that we retain key personnel. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer position, our business, results of operations and stock price could be adversely affected.

Our success also depends in large part on our ability to attract and retain highly qualified faculty, school administrators and corporate management. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. Furthermore, we do not currently carry “key man” life insurance. The loss of the services of any of our key personnel, especially during this period of leadership transition, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully manage our business.

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

Recent and ongoing adverse matters affecting us and our industry, including, without limitation, investigations, claims and lawsuits, and the negative publicity associated with those matters, may make it significantly more difficult for us to attract, motivate and retain employees at all levels of our organization. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees, including a new Chief Executive Officer. Our key executives may be more inclined to leave us, because the exercise prices of their stock options are significantly below the market price of our common stock or the perceived value of their restricted stock units continues to decline.

Competition could decrease our market share or force us to increase spending. The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our campuses compete for students with degree- and non-degree-granting institutions, which include public and private nonprofit colleges and proprietary institutions, as well as with alternatives to higher education, such as military service or immediate employment. Certain public and private colleges offer programs similar to those offered by our campuses at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those of our campuses. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do. All of these factors could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively.

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

We may be unable to successfully complete or integrate acquisitions. In August 2013, we acquired Cable Holdings, and in January 2014, we acquired Great Equalizer, Inc. and CompetenC Solutions, Inc. We may consider additional selective acquisitions of schools or education-related businesses in the future. We may not be able to complete acquisitions on favorable terms or, even if we do, we may not be able to successfully integrate the acquired businesses into our business. Acquisition challenges include, among others:

•	regulatory approvals;

•	significant capital expenditures;

•	assumption of known and unknown liabilities;

•	our ability to control costs; and

•	our ability to integrate new personnel.

The successful integration of acquisitions may also require substantial attention from our senior management and the senior management of the acquired business, which could decrease the time that they devote to the day-to-day management of our business. If we do not successfully address risks and challenges associated with acquisitions, including integration, acquisitions could harm, rather than enhance, our operating performance.

In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. An acquisition could result in:

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

If we are unable to conclude successfully litigation against us, our business, financial condition and results of operations could be adversely affected. We are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, claims involving students or graduates and routine employment matters. We cannot predict the ultimate outcome of these matters and have incurred, and expect to incur, significant defense costs and other expenses in connection with these matters. Those costs and expenses have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. These matters have and will continue to cause substantial diversion of our management’s attention and resources from our ongoing business operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, or may be required to pay substantial fines or penalties, any of which could have a further material adverse effect on our business, financial condition, results of operations and cash flows. An adverse outcome in any of these matters could also materially and adversely affect our authorizations, licenses, accreditations and eligibility to participate in Title IV programs. See “Legal Proceedings.”

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

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future. The trading price of our common stock has fluctuated, and may continue to fluctuate, substantially as a result of a number of factors, some of which are not within our control. Those factors include, among others:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarterly variations in our operating results;

•	changes in federal and state laws and regulations and accreditation standards, or changes in the way that laws, regulations and accreditation standards are interpreted and applied;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;

•	the effects of financial reporting matters, such as material weaknesses in internal control over financial reporting, restatements and the Consolidation;

•	actions by the NYSE, or uncertainty related to possible actions by the NYSE, related to the continued listing of our common stock;

•	negative media reports with respect to us and/or our industry;

•	changes in our own forecasts or earnings estimates by analysts;

•	price and volume fluctuations in the overall stock market, which have affected the market prices of many companies in the proprietary, postsecondary education industry in recent periods;

•	the amount and availability of financing for our students;

•	the short interest in our stock at any point in time;

•	the loss of key personnel; and

•	general economic conditions.

Those factors could adversely affect the trading price of our common stock and could prevent an investor from selling shares of our common stock at or above the price at which those shares were purchased.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2013, we:

•	leased 130 facilities used by our campuses and learning sites;

•	owned 42 facilities used by our campuses; and

•	leased one facility that is intended to be used by a new campus in the future.

Thirteen of the owned facilities and three of the leased facilities are used by DWC. One of the leased facilities is used by the CPD. We also own our headquarters building in Carmel, Indiana, which represents approximately 43,000 square feet of office space. Our facilities are located in 39 states.

Our obligations under the Amended Credit Agreement and for certain related bank products are secured by mortgages on 30 separate parcels of land owned by us, including all of the improvements thereto and fixtures thereon (the “Mortgaged Property”). These parcels of real property consist of all of the real property owned by us, other than the 13 parcels owned by us that are used by DWC. See “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Financial Condition, Liquidity and Capital Resources – Financing” and Note 13 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Amended Credit Agreement.

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

	2013		2012
Fiscal Quarter Ended	High	Low	High	Low
March 31	$19.49	$11.69	$77.00	$52.80
June 30	$28.52	$11.95	$70.92	$53.60
September 30	$31.85	$23.82	$65.85	$30.37
December 31	$42.80	$27.97	$33.17	$16.37

There were 83 holders of record of our common stock on September 30, 2014.

We did not pay a cash dividend in 2013 or 2012. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. In addition, our credit agreement provides for certain limitations on the payment of cash dividends on our common stock. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition, the restrictions under our credit agreement and other factors our Board of Directors may in the future consider to be relevant.

We did not sell any of our securities during the three months ended December 31, 2013 that were not registered under the Securities Act. In January 2014, we credited 2,233 treasury shares of our common stock to the deferred share accounts of each of three non-employee directors under the ESI Non-Employee Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”) in payment of their annual retainer for 2014. These shares of our common stock will be issued upon the termination of the non-employee director’s service as a non-employee director for any reason, including retirement or death. In January 2014, we also issued 1,116 treasury shares of our common stock to one non-employee director under the Directors Deferred Compensation Plan in payment of a portion of his annual retainer for 2014. The transactions described in this paragraph are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In the three months ended December 31, 2013, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of December 31, 2013. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index, a Peer Issuer Group Index and a former peer issuer index for the period from December 31, 2008 through December 31, 2013. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: American Public Education, Inc., Apollo Education Group, Inc., Bridgepoint Education, Inc., Capella Education Company, Career Education Corp., Corinthian Colleges, Inc., DeVry Education Group, Inc., Education Management Corporation, Grand Canyon Education, Inc., K12 Inc., Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education. The Peer Issuer Group differs from the former peer issuer group in that K12 Inc. was not included in the former peer issuer group.

Cumulative Total Return

(Based on $100 invested on December 31, 2008 and assumes

the reinvestment of all dividends)

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
ITT Educational Services, Inc.	100.00	101.03	67.06	59.90	18.22	35.35
Peer Issuer Group Index	100.00	88.65	69.98	69.31	35.06	50.60
Former Peer Issuer Group Index	100.00	88.29	68.49	68.92	33.35	49.25
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19

The preceding stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data.

The following selected financial data are qualified by reference to and should be read with our Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion of the selected financial data and the impact of the Consolidation.

	Year Ended December 31,
	2013 (a)	2012 (b)	2011 (b)	2010 (b)	2009 (b)
	(Dollars in thousands, except per share data)
Statement of Income Data:
Revenue	$1,072,311	$1,286,633	$1,499,977	$1,573,123	$1,296,416
Cost of educational services	486,353	538,350	553,065	537,855	449,835
Student services and administrative expenses	397,541	400,856	414,156	415,189	360,347
Asset impairment	0	15,166	0	0	0
Legal and other investigation costs (c)	6,923	873	0	0	0
Loss related to loan program guarantees (d)	90,964	101,025	23,500	5,650	0
Provision for PEAKS Trust student loan losses	29,349	0	0	0	0

Total costs and expenses	1,011,130	1,056,270	990,721	958,694	810,182

Operating income	61,181	230,363	509,256	614,429	486,234
(Loss) on consolidation of PEAKS Trust	(73,248)	0	0	0	0
Interest income (expense), net	(25,169)	(2,375)	1,077	586	2,565

Income (loss) before provision for income taxes	(37,236)	227,988	510,333	615,015	488,799
Provision (benefit) for income taxes	(10,212)	89,018	201,247	240,314	190,099

Net income (loss)	$(27,024)	$138,970	$309,086	$374,701	$298,700

Earnings (loss) per share: (e)
Basic	$(1.15)	$5.82	$11.27	$11.30	$7.97
Diluted	$(1.15)	$5.79	$11.18	$11.18	$7.87

Other Operating Data (f):
Capital expenditures, net	$4,468	$17,204	$26,847	$26,811	$23,992
Facility expenditures and land purchases	$679	$1,046	$4,053	$6,118	$4,236
Number of students at end of period	57,542	61,059	73,255	84,686	80,766
Number of campuses at end of period	147	147	141	130	121
Number of learning sites at end of period	2	2	3	4	4

	As of December 31,
	2013(a)	2012(b)	2011(b)	2010(b)	2009(b)
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash and investments	$215,771	$243,465	$379,609	$313,194	$274,086
Total current assets	$434,616	$386,580	$456,790	$412,419	$388,404
Property and equipment, less accumulated depreciation	$168,509	$189,890	$201,257	$198,213	$195,449
Total assets	$806,851	$675,204	$729,320	$673,102	$614,147
Total current liabilities	$473,777	$327,023	$345,243	$355,501	$283,797
Total long-term debt	$71,341	$140,000	$150,000	$150,000	$150,000
Total liabilities	$691,205	$549,439	$560,215	$546,060	$459,125
Shareholders’ equity	$115,646	$125,765	$169,105	$127,042	$155,022

(a)	Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidation.
(b)	Certain amounts have been revised and reclassified from those that were reported in our Consolidated Statements of Income and on our Consolidated Balance Sheets in our Annual Reports on Form 10-K for our fiscal years ended December 31, 2012, 2011, 2010 and 2009.

We revised our Consolidated Statement of Income for the year ended December 31, 2012 to reflect immaterial corrections for:

•	the recognition of revenue with respect to students who withdrew from a program of study, which reduced revenue by $20,376 and student services and administrative expenses by $21,489;

•	losses related to the 2009 RSA, which increased both revenue and loss related to loan program guarantees by $19,800; and

•	a contingent loss related to the 2009 RSA, which increased loss related to loan program guarantees by $3,539.

As a result of those corrections and a correction in the current and long-term classification of the contingent liability associated with the 2009 RSA, the following adjustments were made to our Consolidated Balance Sheet as of December 31, 2012:

•	total current assets increased from $384,965 to $386,580;

•	total assets increased from $672,230 to $675,204;

•	total current liabilities increased from $306,949 to $327,023

•	total liabilities increased from $545,276 to $549,439; and

•	shareholders’ equity decreased from $126,954 to $125,765.

We reclassified certain items in our Consolidated Statement of Income for the year ended December 31, 2012 to reflect adjustments for:

•	the settlement cost associated with the 2007 RSA, which decreased settlement cost and increased loss related to loan program guarantees by $21,750;

•	the impairment of the subordinated note issued to us by the PEAKS Trust (the “Subordinated Note”) and the Revolving Note, which decreased loss related to private student loan programs and increased asset impairment by $15,166;

•	losses related to private education loan programs, which decreased loss related to private student loan programs and increased loss related to loan program guarantees by $71,102; and

•	legal and other investigation costs, which decreased cost of educational services and increased legal and other investigation costs by $873.

We revised our Consolidated Statement of Income for the year ended December 31, 2011 to reflect immaterial corrections for:

•	the recognition of revenue with respect to students who withdrew from a program of study, which reduced revenue by $23,472 and student services and administrative expenses by $25,652; and

•	losses related to the 2009 RSA and 2007 RSA, which increased both revenue and loss related to loan program guarantees by $23,500.

As a result of those corrections, the following adjustments were made to our Consolidated Balance Sheet as of December 31, 2011:

•	total current assets increased from $456,288 to $456,790;

•	total assets increased from $728,818 to $729,320;

•	total current liabilities increased from $345,047 to $345,243;

•	total liabilities increased from $560,019 to $560,215; and

•	shareholders’ equity increased from $168,799 to $169,105.

We revised our Consolidated Statement of Income for the year ended December 31, 2010 to reflect immaterial corrections for:

•	the recognition of revenue with respect to students who withdrew from a program of study, which reduced revenue by $29,056 and student services and administrative expenses by $29,936; and

•	losses related to the 2007 RSA, which increased both revenue and loss related to loan program guarantees by $5,650.

As a result of those corrections, the following adjustments were made to our Consolidated Balance Sheet as of December 31, 2010:

•	total current assets decreased from $414,097 to $412,419;

•	total assets decreased from $674,780 to $673,102;

•	total current liabilities decreased from $356,151 to $355,501;

•	total liabilities decreased from $546,710 to $546,060; and

•	shareholders’ equity decreased from $128,070 to $127,042.

We revised our Consolidated Statement of Income for the year ended December 31, 2009 to reflect immaterial corrections for the recognition of revenue with respect to students who withdrew from a program of study, which reduced revenue by $22,778 and student services and administrative expenses by $20,220.

As a result of those corrections, the following adjustments were made to our Consolidated Balance Sheet as of December 31, 2009:

•	total current assets decreased from $390,962 to $388,404;

•	total assets decreased from $616,705 to $614,147;

•	total current liabilities decreased from $284,792 to $283,797;

•	total liabilities decreased from $460,120 to $459,125; and

•	shareholders’ equity decreased from $156,585 to $155,022.

The following tables set forth the effect of the revisions and reclassifications of the amounts on the affected line items of the Statement of Income Data for the periods indicated:

	Year Ended December 31, 2012
	As Previously Reported	Revisions	Reclassifications	As Revised
Statement of Income Data:
Revenue	$1,287,209	$(576)	0	$1,286,633
Cost of educational services	539,223	0	(873)	538,350
Student services and administrative expenses	422,345	(21,489)	0	400,856
Settlement cost	21,750	0	(21,750)	0
Asset impairment	0	0	15,166	15,166
Legal and other investigation costs	0	0	873	873
Loss related to private student loan programs	71,102	0	(71,102)	0
Loss related to loan program guarantees	0	23,339	77,686	101,025
Total costs and expenses	1,054,420	1,850	0	1,056,270
Operating income	232,789	(2,426)	0	230,363
Income before provision for income taxes	230,414	(2,426)	0	227,988
Provision for income taxes	89,949	(931)	0	89,018
Net income	140,465	(1,495)	0	138,970
Earnings per share:
Basic	$5.88			$5.82
Diluted	$5.85			$5.79

	Year Ended December 31, 2011
	As Previously Reported	Revisions	As Revised
Statement of Income Data:
Revenue	$1,499,949	$28	$1,499,977
Student services and administrative expenses	439,808	(25,652)	414,156
Loss related to loan program guarantees	0	23,500	23,500
Total costs and expenses	992,873	(2,152)	990,721
Operating income	507,076	2,180	509,256
Income before provision for income taxes	508,153	2,180	510,333
Provision for income taxes	200,401	846	201,247
Net income	307,752	1,334	309,086
Earnings per share:
Basic	$11.22		$11.27
Diluted	$11.13		$11.18

	Year Ended December 31, 2010
	As Previously Reported	Revisions	As Revised
Statement of Income Data:
Revenue	$1,596,529	$(23,406)	$1,573,123
Student services and administrative expenses	445,125	(29,936)	415,189
Loss related to loan program guarantees	0	5,650	5,650
Total costs and expenses	982,980	(24,286)	958,694
Operating income	613,549	880	614,429
Income before provision for income taxes	614,135	880	615,015
Provision for income taxes	239,969	345	240,314
Net income	374,166	535	374,701
Earnings per share:
Basic	$11.28		$11.30
Diluted	$11.17		$11.18

	Year Ended December 31, 2009
	As Previously Reported	Revisions	As Revised
Statement of Income Data:
Revenue	$1,319,194	$(22,778)	$1,296,416
Student services and administrative expenses	380,567	(20,220)	360,347
Total costs and expenses	830,402	(20,220)	810,182
Operating income	488,792	(2,558)	486,234
Income before provision for income taxes	491,357	(2,558)	488,799
Provision for income taxes	191,094	(995)	190,099
Net income	300,263	(1,563)	298,700
Earnings per share:
Basic	$8.01		$7.97
Diluted	$7.91		$7.87

(c)	Legal and other investigation costs represent the cost and other expenses associated with certain lawsuits, investigations and other claims and actions involving us. See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of those matters.
(d)	Loss related to loan program guarantees represents the additional contingent liability accruals recorded for the RSAs and 2007 RSA, which includes the accrual that we recorded in 2012 for the settlement related to the 2007 RSA.
(e)	Earnings (loss) per share for all periods have been calculated in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC” or “Codification”) 260, “Earnings Per Share.” Earnings (loss) per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. The number of shares used to calculate basic earnings per share differs from the number of shares used to calculate diluted earnings per share. The number of shares used to calculate basic earnings per share was the weighted average number of common shares outstanding. The number of shares used to calculate diluted earnings per share was the weighted average number of common shares outstanding, plus the average number of shares that could be issued under our stock-based compensation plans and less the number of shares assumed to be purchased with any proceeds received from the exercise of awards under those plans.
(f)	We did not pay any cash dividends in any of the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revision of Prior Periods

This management’s discussion and analysis of financial condition and results of operations reflects the fact that we have revised our previously issued financial statements as of and for the years ended December 31, 2012 and 2011. We revised our Consolidated Statement of Income for the year ended December 31, 2012 to reflect immaterial corrections for:

•	the recognition of revenue with respect to students who withdrew from a program of study, which reduced revenue by $20.4 million and student services and administrative expenses by $21.5 million;

•	a contingent loss related to the 2009 RSA, which increased loss related to loan program guarantees by $3.5 million; and

•	losses related to the 2009 RSA, which increased both revenue and loss related to loan program guarantees by $19.8 million.

We also reclassified certain items in our Consolidated Statement of Income for the year ended December 31, 2012 to reflect adjustments for:

•	the settlement cost associated with the 2007 RSA, which decreased settlement cost and increased loss related to loan program guarantees by $21.8 million;

•	the impairment of the Subordinated Note and Revolving Note, which decreased loss related to private student loan programs and increased asset impairment by $15.2 million;

•	losses related to private education loan programs, which decreased loss related to private student loan programs and increased loss related to loan program guarantees by $71.1 million; and

•	legal and other investigation costs, which decreased cost of educational services and increased legal and other investigation costs by $0.9 million.

We revised our Consolidated Statement of Income for the year ended December 31, 2011 to reflect immaterial corrections for the recognition of revenue with respect to students who withdrew from a program of study, which reduced revenue by $23.5 million and student services and administrative expenses by $25.7 million. We also corrected the classification of losses related to the 2009 RSA and 2007 RSA in our Consolidated Statement of Income for the year ended December 31, 2011, which increased both revenue and loss related to loan program guarantees by $23.5 million.

This management’s discussion and analysis of financial condition and results of operations discusses our financial condition and results of operations as of and for the 12 months ended December 31, 2012 and 2011 as so revised and reclassified.

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

We had previously concluded that we were not required to consolidate the PEAKS Trust in our consolidated financial statements, because we believed we did not have the power to direct the activities of the PEAKS Trust that most significantly impact its economic performance and, therefore, believed we were not the primary beneficiary of the PEAKS Trust. We determined that the activities of the PEAKS Trust that most significantly impact its economic performance involve the servicing of the PEAKS Trust Student Loans. We determined that February 28, 2013 was the first date that we could exercise our right to terminate the servicing agreement that governs the servicing activities of the PEAKS Trust Student Loans (“PEAKS Servicing Agreement”), due to the failure of the entity that performs those servicing activities on behalf of the PEAKS Trust to meet certain performance criteria specified in the PEAKS Servicing Agreement. As a result of this analysis, we concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013, which was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust.

As a result of our determination that we should have consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, we concluded that we needed to restate the unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, and that those previously-issued financial statements should no longer be relied upon. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidation.

Our results of operations, financial condition and cash flows for periods after February 28, 2013 reflect the results of operations, financial condition and cash flows of the PEAKS Trust, because we were considered to have control over the PEAKS Trust under ASC 810, “Consolidation” (“ASC 810”), as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further under “—Private Education Loan Program Obligations” and Note 16—Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the PEAKS Trust. Certain information is also provided, however, regarding our results of operations, financial condition and cash flows on a basis that excludes the impact of the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our consolidated financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”). We believe that the presentation of the Core Operations information assists investors in comparing current period information against prior periods during which the PEAKS Trust was not consolidated. In addition, our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results, financial condition and cash flows;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our core results of operations, financial condition and cash flows.

The following tables set forth selected data from our balance sheets, statements of income and statements of cash flows as of and for the years ended:

•	December 31, 2012 (which was prior to the Consolidation); and

•	December 31, 2013, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations, as a result of the Consolidation; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP.

The information presented related to 2013 also constitutes the reconciliation of our non-GAAP Core Operations and PEAKS Trust data to the related GAAP consolidated financial measures. Following each table, we describe the effect of the Consolidation on the financial statement information presented, including the components attributable to the Core Operations and the PEAKS Trust.

		As of December 31, 2013
	As of December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Balance Sheet Data:

Cash and cash equivalents	$243,465	$215,771	$0	$0	$215,771
Restricted cash	3,478	3,043	2,593	0	5,636
Accounts receivable, net	78,928	99,530	0	0	99,530
PEAKS Trust student loans, net	0	0	7,730	0	7,730
Deferred income taxes	44,547	33,961	43,588	0	77,549
Prepaid expenses and other current assets	16,162	27,827	573	0	28,400

Total current assets	386,580	380,132	54,484	0	434,616

Property and equipment, net	189,890	168,509	0	0	168,509
PEAKS Trust student loans, net	0	0	76,479	0	76,479
Deferred income taxes	57,471	113,398	(45,074)	0	68,324
Other assets	41,263	67,354	0	(8,431)	58,923

Total assets	$675,204	$729,393	$85,889	$(8,431)	$806,851

Current portion of long-term debt	$0	$50,000	$0	$0	$50,000
Current portion of PEAKS Trust senior debt	0	0	157,883	0	157,883
Accounts payable	63,304	58,021	0	0	58,021
Accrued compensation and Benefits	21,023	18,107	0	0	18,107
Other current liabilities	106,796	33,366	11,830	(3,060)	42,136
Deferred revenue	135,900	147,630	0	0	147,630

Total current liabilities	327,023	307,124	169,713	(3,060)	473,777

Long-term debt	140,000	0	0	0	0
PEAKS Trust senior debt	0	0	71,341	0	71,341
Other liabilities	82,416	213,343	1,684	(68,940)	146,087

Total liabilities	549,439	520,467	242,738	(72,000)	691,205

Total shareholders’ equity	125,765	208,926	(156,849)	63,569	115,646

Total liabilities and shareholders’ equity	$675,204	$729,393	$85,889	$(8,431)	$806,851

In accordance with ASC 810, the assets and liabilities of the PEAKS Trust were treated as having been acquired by us at their fair values as of February 28, 2013. The carrying values of the assets and liabilities of the PEAKS Trust are included on our Consolidated Balance Sheet as of December 31, 2013. The assets of the PEAKS Trust consist of cash and the PEAKS Trust Student Loans. The liabilities of the PEAKS Trust consist primarily of the PEAKS Senior Debt. For further information about the terms of the PEAKS Senior Debt, see “—Financial Condition, Liquidity and Capital Resources—Financing.” The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The carrying values of the assets and liabilities related to the PEAKS Program that had been included as balance sheet items related to our Core Operations and consisted of the Subordinated Note, a guarantee receivable and a contingent liability, were eliminated from our Consolidated Balance Sheet as of December 31, 2013.

Although the assets and liabilities of the PEAKS Trust are presented on our Consolidated Balance Sheets following the Consolidation, the assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

		Year Ended December 31, 2013
	Year Ended December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Income Data:

Revenue	$1,286,633	$1,059,315	$12,996	$0	$1,072,311
Cost and expenses:
Cost of educational services	538,350	486,353	0	0	486,353
Student services and administrative expenses	400,856	392,253	5,288	0	397,541
Asset impairment	15,166	0	0	0	0
Legal and other investigation costs	873	6,923	0	0	6,923
Loss related to loan program guarantees	101,025	115,503	0	(24,539)	90,964
Provision for PEAKS Trust student loan losses	0	0	29,349	0	29,349

Total costs and expenses	1,056,270	1,001,032	34,637	(24,539)	1,011,130

Operating income (loss)	230,363	58,283	(21,641)	24,539	61,181
(Loss) on consolidation of PEAKS Trust	0	0	(112,748)	39,500	(73,248)
Interest income	1,348	578	0	(470)	108
Interest (expense)	(3,723)	(3,989)	(21,288)	0	(25,277)

Income (loss) before provision for income taxes	227,988	54,872	(155,677)	63,569	(37,236)
Provision for income taxes	89,018	(11,384)	1,172	0	(10,212)

Net income (loss)	$138,970	$66,256	$(156,849)	$63,569	$(27,024)

The Consolidation impacts the presentation of our Statements of Income in a number of ways. Following the Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees; and

•	student loan interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans.

Following the Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust, primarily related to fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust.

The loss related to loan program guarantees represents:

•	in 2012, the additional contingent liability accruals that we recorded related to the PEAKS Guarantee and the 2009 RSA; and

•	in 2013, the additional contingent liability accruals that we recorded related to the 2009 RSA, because the contingent liability related to the PEAKS Guarantee was eliminated from our consolidated financial statements as a result of the Consolidation (though our obligations under the PEAKS Guarantee remain in effect).

Following the Consolidation, our provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of December 31, 2013.

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

Since the inception of the PEAKS Program, we have guaranteed, and continue to guarantee, the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the minimum required Asset/Liability Ratio, pursuant to the terms of the PEAKS Guarantee. Our obligations under the PEAKS Guarantee remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full.

The revenue and expenses of the PEAKS Trust are presented in our Consolidated Statements of Income following the Consolidation. The cash received by the PEAKS Trust, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the PEAKS Trust.

		Year Ended December 31, 2013
	Year Ended December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:

Cash flows from operating activities:
Net income (loss)	$138,970	$66,256	$(156,849)	$63,569	$(27,024)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,350	27,252	0	0	27,252
Provision for doubtful accounts	56,818	67,640	0	0	67,640
Deferred income taxes	(59,999)	(47,318)	(7,107)	0	(54,425)
Excess tax benefit from stock option exercises	(1,382)	0	0	0	0
Stock-based compensation expense	16,658	11,638	0	0	11,638
Settlement cost	21,750	(46,000)	0	0	(46,000)
Asset impairment	15,166	0	0	0	0
Accretion of discount on PEAKS Trust student loans	0	0	(12,996)	0	(12,996)
Accretion of discount on PEAKS Trust senior debt	0	0	4,926	0	4,926
Provision for PEAKS Trust student loan losses	0	0	29,349	0	29,349
Loss on consolidation of PEAKS Trust	0	0	112,748	(39,500)	73,248
Other	6,992	315	0	0	315
Changes in operating assets and liabilities:
Restricted cash	3,794	435	(890)	0	(455)
Accounts receivable	(87,138)	(87,225)	0	0	(87,225)
PEAKS Trust student loans	0	0	11,554	0	11,554
Accounts payable	(15,572)	(5,574)	0	0	(5,574)
Other operating assets and Liabilities	72,857	76,651	21,621	(24,069)	74,203
Deferred revenue	(90,643)	11,299	0	0	11,299

Net cash flows from operating activities	107,621	75,779	1,946	0	77,725

Net cash flows from investing activities	123,164	(13,078)	0	0	(13,078)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,382	0	0	0	0
Proceeds from exercise of stock options	8,345	0	0	0	0
Debt issue costs	(1,525)	0	0	0	0
Proceeds from revolving borrowings	175,000	0	0	0	0
Repayment of revolving borrowings	(185,000)	(90,000)	0	0	(90,000)
Repayment of PEAKS Trust senior debt	0	0	(1,946)	0	(1,946)
Repurchase of common stock and shares tendered for taxes	(209,371)	(395)	0	0	(395)

Net cash flows from financing activities	(211,169)	(90,395)	(1,946)	0	(92,341)

Net change in cash and cash equivalents	19,616	(27,694)	0	0	(27,694)
Cash and cash equivalents at beginning of period	223,849	243,465	0	0	243,465

Cash and cash equivalents at end of period	$243,465	$215,771	$0	$0	$215,771

Although the cash flows of the PEAKS Trust are presented in our Consolidated Statements of Cash Flows following the Consolidation, the cash resulting from the cash flows from operations and financing activities of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

General

As of December 31, 2013, we had 149 locations (including 147 campuses and two learning sites) in 39 states, which were providing education programs to approximately 57,000 students, and one training facility which was providing training programs. In 2013, we derived approximately 98% of our revenue from the Core Operations from tuition and approximately 2% from the sale of tool kits and fees, charged to and paid by, or on behalf of, our students. Most students enrolled in our education programs at our institutions pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs.

Our revenue from the Core Operations varies based primarily on the following factors:

•	the aggregate student population, which is influenced by the number of students attending our institutions at the beginning of a fiscal period and student retention rates;

•	the amount of tuition charged to our students; and

•	the levels of availability and utilization of institutional scholarships, grants and awards.

New students generally enter our education programs at the beginning of an academic term that typically begins for most education programs in early March, mid-June, early September and late November or early December. We believe that the changes to our institutions’ aggregate student population in recent years was primarily due to:

•	our prospective students’ greater sensitivity to the cost of a postsecondary education;

•	our prospective students’ uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions;

•	changes that we made to education program offerings at select campuses, which resulted in a more significant decline in new student enrollment in the criminal justice programs of study compared to our institutions’ other curricula; and

•	the discontinuation or suspension of new student enrollments at select locations.

In order to participate in Title IV Programs, a new campus or learning site must be authorized by the state in which it will operate, accredited by an accrediting commission recognized by the ED, and certified by the ED to participate in Title IV Programs. The ED’s certification process cannot commence until the location receives its state authorization and accreditation.

We generally earn tuition revenue on a straight-line basis over the length of each of four, 12-week academic quarters in each fiscal year. State regulations, accrediting commission criteria and our policies generally require us to refund a portion of the tuition and fee payments received from a student who withdraws from one of our institutions during an academic term. We recognize immediately the amount of tuition and fees, if any, that we may retain after payment of any refund. Revenue that we recognize after the Consolidation also includes student loan interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans.

We incur expenses throughout a fiscal period in connection with the operation of our institutions. The cost of educational services includes salaries of faculty and institution administrators, cost of course materials, occupancy costs, depreciation and amortization of equipment costs, facilities and leasehold improvements, and other miscellaneous costs incurred by our institutions.

Student services and administrative expenses from the Core Operations include marketing expenses, an expense for uncollectible accounts and administrative expenses incurred at our corporate headquarters. Marketing expenses include advertising expenses and salaries and employee benefits for recruiting representatives. After the Consolidation, student services and administrative expenses also include expenses incurred by the PEAKS Trust, primarily related to fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust.

In 2013, we continued to add education program and training program offerings among existing campuses and learning sites. We also continued our efforts to diversify our education program offerings by developing education programs at different degree levels in both technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online. In 2013, we did not begin operations at any new ITT Technical Institute campuses or learning sites. As part of our efforts to maximize the efficiency and effectiveness of our current campus locations, during 2013, we:

•	relocated five of our campuses into existing facilities of other ITT Technical Institute campuses; and

•	discontinued new student enrollments at two ITT Technical Institute campuses and, subsequently, determined to discontinue operations at those campuses after the students who are currently attending those campuses have had an opportunity to complete their education programs at those campuses.

The following table sets forth select operating and growth statistics for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Additional education program offerings	348	272	1,343
Additional training program offerings	293	N/A	N/A
Number of campuses and learning sites with additional education program offerings	104	62	132
Began operations at new campuses	0	6	11
Campuses offering bachelor degree programs	134	133	128

In 2014, we intend to add more of our current education program offerings among most of our institutions’ locations. We also plan to continue developing new education programs in both technology and non-technology fields, but primarily in technology- and healthcare-related disciplines. We believe that those programs of study will be at different education levels and delivered in a variety of formats, including entirely in residence, entirely online or partially in residence and partially online. While our growth strategy continues to include opening new campuses and learning sites, we do not expect to begin operations at any new campuses in 2014. We plan to continue to evaluate the performance of the current ITT Technical Institute campuses in order to maximize the efficiency and effectiveness of our national network of campuses. As part of this effort, we may relocate and/or suspend enrollments at additional campuses. We also plan to continue to develop and offer training programs to career advancers and other professionals through the CPD.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. These policies should be read in conjunction with Note 1 – Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

We do not charge a separate fee for textbooks and certain equipment that students use in their education programs. We record the cost of these textbooks and equipment in prepaid expenses and other current assets and amortize the cost on a straight-line basis over the applicable course length. Tool kit sales, and the related cost, are recognized when the student receives the tool kit. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average education program length. If a student withdraws from an institution, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from an education program at an institution. We reassess the collectability of tuition revenue on a student-by-student basis throughout our revenue recognition period. We reassess the collectability of tuition revenue that we may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, which primarily include when a student withdraws from a program of study.

We derived 98% of our revenue from tuition and 2% from tool kit sales and student fees in each of the years ended December 31, 2013, 2012 and 2011. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in our education programs;

•	the length of a student’s enrollment;

•	the number of courses a student takes during each period of enrollment; and

•	the total number of students enrolled in our education programs.

Each of these factors is known at the time our tuition revenue is calculated.

We have significantly increased the amount of institutional scholarships and awards that we offer to our institutions’ students and which those students use to help reduce their educational expenses. Institutional scholarships and awards reduce the students’ tuition charges and are recorded as offsets to revenue. In the year ended December 31, 2013, institutional scholarships and awards amounted to, in aggregate, approximately $171.2 million, compared to approximately $65.1 million in the year ended December 31, 2012.

Interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans, is included in revenue on our Consolidated Statements of Income and recognized based on the effective interest method, as described in Note 11 – PEAKS Trust Student Loans of the Notes to Consolidated Financial Statements.

Equity-Based Compensation. In accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), the value of our equity instruments exchanged for employee and director services is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates for death or disability. As a result, in certain circumstances, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period. We recognize stock-based compensation expense on a straight-line basis over the service period applicable to the grantee.

We use a binomial option pricing model to determine the fair value of stock options granted, and we use the market price of our common stock to determine the fair value of restricted stock and restricted stock units (“RSUs”) granted. Various assumptions are used in the binomial option pricing model to determine the fair value of the stock options. These assumptions are discussed in Note 1 – Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements.

The following table sets forth the stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock-based compensation expense	$11,638	$16,658	$17,074
Income tax (benefit)	($4,481)	($6,414)	($6,574)

	$7,157	$10,244	$10,500

As of December 31, 2013, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $13.9 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately two years.

See also Note 1 – Business and Significant Accounting Policies and Note 7 – Equity Compensation Plans of the Notes to Consolidated Financial Statements, for a discussion of stock-based compensation.

Income Taxes. We follow ASC 740, “Income Taxes” (“ASC 740”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This guidance requires us to evaluate whether it is more likely than not, based on the technical merits of a tax position, that the benefits resulting from the position will be realized by us.

Accounts Receivable and Allowance for Doubtful Accounts. We extend unsecured credit to our institutions’ students for tuition and fees, and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. The individual student balances of these receivables are insignificant. We record an allowance for doubtful accounts with respect to accounts receivable based on the students’ credit profiles and our historical collection experience related to amounts owed by our students with similar credit profiles. If our collection trends were to differ significantly from our historical collection experience, we would make a corresponding adjustment to our allowance for doubtful accounts.

When a student is no longer enrolled in an education program at one of our campuses, we increase the allowance for doubtful accounts related to the former student’s receivable balance to reflect the amount we estimate will not be collected. The amount that we estimate will not be collected is based on a review of the historical collection experience for each campus, adjusted as needed to reflect other facts and circumstances. We review the collection activity after a student withdraws or graduates from an education program and will write off the accounts receivable, if we conclude that collection of the balance is not probable.

PEAKS Trust Student Loans. Beginning on February 28, 2013, we consolidated the PEAKS Trust, a VIE, that purchased, owns and collects the PEAKS Trust Student Loans made under the PEAKS Program in our consolidated financial statements. Certain of the PEAKS Trust Student Loans had evidence of credit deterioration since the date those loans were originated and, therefore, we determined that, at the date of the Consolidation, it was probable that all contractually required payments under those loans would not be collected. We recorded those loans at fair value at the date of the Consolidation. We also recorded at fair value the PEAKS Trust Student Loans that did not individually have evidence of deteriorated credit quality at the date of the Consolidation, because we determined that the application of an expected cash flow model provided the most reasonable presentation and this accounting treatment was consistent with the American Institute of Certified Public Accountants’ (the

“AICPA”) December 18, 2009 Confirmation Letter (the “Confirmation Letter”). No allowance for loan losses was recorded at the date of the Consolidation, because all of the PEAKS Trust Student Loans were recorded at fair value and future credit losses are considered in the estimate of fair value. Cash flows from PEAKS Trust Student Loans expected to be collected within the next 12 months have been classified as current in our consolidated balance sheet. The remaining balance is classified as non-current.

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

On a quarterly basis, we estimate the total principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later, we would record the impairment as:

•	a provision for PEAKS Trust student loan losses in our Consolidated Statement of Income; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheet.

The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later, we would:

•	first reverse any allowance for loan losses with respect to that loan pool that was previously recorded on our Consolidated Balance Sheet, up to the amount of that allowance; and

•	record any remaining increase prospectively as a yield adjustment over the remaining estimated lives of the loans in the loan pool.

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

The excess of any cash flows expected to be collected with respect to a loan pool of the PEAKS Trust Student Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Consolidated Balance Sheets, but it is accreted and included as interest income at a level rate of return over the remaining estimated life of the loan pool. If we determine that the timing and/or amounts of expected cash flows with respect to a loan pool are not reasonably estimable, no interest income would be accreted and the loans in that loan pool would be reported as nonaccrual loans. We recognize the accretable yield of the PEAKS Trust Student Loans as interest income, because the timing and the amounts of the expected cash flows are reasonably estimable.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as of December 31, 2013:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Cash equivalents:
Money market fund	$214,985	$214,985	$0	$0
Restricted cash:
Money market fund	2,433	2,433	0	0
Other assets:
Money market fund	8,626	8,626	0	0

	$226,044	$226,044	$0	$0

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

Contingent Liabilities. We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, government investigations, business transactions, guarantee obligations and employee-related matters, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

        We determine the amount of our contingent liabilities related to our guarantee obligations by estimating the expected payments to be made under the guarantee and the amount that we expect to be repaid to us. We also consider the payment options available to us. To the extent that we project that we will have sufficient funds available to discharge our guarantee obligations for the outstanding balance of those private education loans that have been charged off at the time that they default, we incorporate that assumption into our estimate of the contingent liability. If we do not believe that we will have sufficient funds available, we assume that we will make monthly payments to satisfy our guarantee obligations as allowed under the applicable agreements. We discount the amount of those expected future monthly payments at a risk-free rate of interest. Making payments for the full amount of the charged-off loans at the time that they default results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods and, therefore, results in an estimated contingent liability that is less than if we had assumed we would make monthly payments in the future.

We discount the amounts that we expect will be repaid to us to reflect a risk free rate of interest. The difference between the amount of the guarantee payments that we expect to make and the discounted amount that we expect will be repaid to us is included in our estimate of the amount of our contingent liability related to our guarantee obligations.

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

New Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which is included in the Codification under ASC 606, “Revenue Recognition” (“ASC 606”). This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. This guidance will become effective for our interim and annual reporting periods beginning January 1, 2017. We have not completed our evaluation of the impact that this guidance may have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, which is included in the Codification under ASC 205, “Presentation of Financial Statements” (“ASC 205”). This update changes the requirements for reporting discontinued operations and clarifies when disposals of groups of assets qualify for discontinued operations presentation under ASC 205. This guidance will become effective for our interim and annual reporting periods beginning January 1, 2015, and will be applied to any transactions that meet those requirements beginning January 1, 2015.

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

In February 2013, the FASB issued ASU No. 2013-02, which is included in the Codification under ASC 220, “Other Comprehensive Income” (“ASC 220”). This update requires an entity to report the effect, by component, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. This guidance was effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance requires us to provide additional disclosures regarding the amounts reclassified out of accumulated other comprehensive income during a reporting period. We have included these disclosures in the footnotes to our consolidated financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210, “Balance Sheet.” This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, which clarified the scope of the disclosures required under ASU No. 2011-11. Both of these updates were effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The revenue recognized in our fiscal quarters has been impacted by fluctuations in our institutions’ total student enrollment. These fluctuations were primarily due to changing patterns of student matriculations and variations in student persistence, which were primarily attributable to the number of graduates in the fiscal quarter and student retention in certain courses. These factors are discussed in greater detail below under “—Results of Operations.” In addition, the increased amount of our institutional scholarships and awards, primarily the Opportunity Scholarship, has reduced revenue per student in the various periods compared to the same prior year periods.

The following table sets forth the Core Operations revenue per student for the periods indicated:

	Core Operations Revenue per Student
	2013		2012		2011
Three Months Ended	Amount	Increase (Decrease) to Prior Year	Amount	Increase (Decrease) to Prior Year	Amount	Increase (Decrease) to Prior Year
March 31	$4,646	0.3%	$4,631	1.7%	$4,552	(2.7%)
June 30	4,200	(8.9%)	4,613	0.4%	4,593	(2.6%)
September 30	4,360	(7.7%)	4,726	2.6%	4,604	(0.9%)
December 31	4,323	(7.1%)	4,654	(0.8%)	4,619	1.0%

Total for Year	$17,529	(5.9%)	$18,624	1.4%	$18,368	(1.4%)

Core Operations revenue per student is calculated by dividing all revenue from Core Operations by the total student enrollment in education programs as of the beginning of the applicable fiscal period.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of educational services	45.4%	41.8%	36.9%
Student services and administrative expenses	37.1%	31.2%	27.6%
Asset impairment	0.0%	1.1%	0.0%
Legal and other investigation costs	0.6%	0.1%	0.0%
Loss related to loan program guarantees	8.5%	7.9%	1.6%
Provision for PEAKS Trust student loan losses	2.7%	0.0%	0.0%

Operating income	5.7%	17.9%	33.9%
(Loss) on consolidation of PEAKS Trust	(6.8)%	0.0%	0.0%
Interest income (expense), net	(2.3)%	(0.2)%	0.1%

Income (loss) before income taxes	(3.5)%	17.7%	34.0%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

As of December 31,	Total Student Enrollment in Education Programs	Increase (Decrease) to Prior Year
2013	57,542	(5.8%)
2012	61,059	(16.6%)
2011	73,255	(13.5%)

Total student enrollment in education programs includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in an education program at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any education program at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different education program at that campus; or

•	after having withdrawn or been terminated from an education program at that campus.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2013		2012		2011
New Student Enrollment in Education Programs in the Three Months Ended:	New Student Enrollment in Education Programs	Increase (Decrease) to Prior Year	New Student Enrollment in Education Programs	(Decrease) to Prior Year	New Student Enrollment in Education Programs	(Decrease) to Prior Year
March 31	17,412	(3.6%)	18,067	(17.0%)	21,761	(5.6%)
June 30	16,883	7.5%	15,698	(9.5%)	17,351	(19.9%)
September 30	20,307	5.2%	19,298	(15.8%)	22,909	(14.1%)
December 31	13,995	4.5%	13,398	(11.4%)	15,125	(14.7%)

Total for the year	68,597	3.2%	66,461	(13.9%)	77,146	(13.4%)

We believe that the 4.5% increase in new student enrollment in education programs in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 was primarily due to an increase in the

•	rate at which prospective students who applied for enrollment actually began attending classes in their education programs, and

•	availability to, and use by, our students of institutional scholarships and awards (which have the effect of reducing the students’ cost of our education programs),

which were partially offset by a decrease in the number of prospective students who inquired about our education programs in the three months ended December 31, 2013.

We believe that the 5.2% increase in new student enrollment in education programs in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and the 7.5% increase in new student enrollment in education programs in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to an increase in the:

•	number of prospective students who inquired about our education programs in the three month periods ended September 30, 2013 and June 30, 2013;

•	rate at which prospective students who applied for enrollment actually began attending classes in their education programs; and

•	availability to, and use by, our students of institutional scholarships and awards (which have the effect of reducing the students’ cost of our education programs).

We believe that the 3.6% decrease in new student enrollment in education programs in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to:

•	changes that we made to education program offerings at select campuses which resulted in a more significant decline in new student enrollment in the criminal justice programs of study compared to our other curricula; and

•	a decrease in new student enrollment in our bachelor degree programs.

We believe that the decrease in new student enrollment in education programs in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was also due to our prospective students’:

•	greater sensitivity to the cost of postsecondary education; and

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions.

We believe that the decrease in new student enrollment in education programs in each of the three months ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 compared to the corresponding period in the prior year was primarily due to:

•	our prospective students’ greater sensitivity to the cost of postsecondary education;

•	our prospective students’ uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions; and

•	changes that we made to education program offerings at select campuses which resulted in a more significant decline in new student enrollment in the criminal justice programs of study compared to our other curricula, which resulted in a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their education programs.

A continued decline in total student enrollment in education programs, and declines in new student enrollment in education programs similar to those that we experienced prior to the three months ended June 30, 2013, could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the declines in total and new student enrollment in education programs, including, without limitation:

•	introducing other institutional scholarship programs for select education programs at certain locations, which are intended to help reduce the cost of an ITT Technical Institute education and increase student access to our education programs;

•	refining our marketing, advertising and communications to focus more on the student value proposition and outcomes of an ITT Technical Institute education; and

•	refining our education programs to better align the content with industry standards.

At the vast majority of our campuses, we generally organize the academic schedule for education programs offered on the basis of four 12-week academic quarters in a calendar year. The academic quarters typically begin in early March, mid-June, early September and late November or early December. To measure the persistence of our students, the number of continuing students in any academic term is divided by the total student enrollment in education programs in the immediately preceding academic term.

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2013	71.5%	68.4%	69.4%	71.4%
2012	72.4%	71.3%	69.8%	72.6%
2011	73.5%	73.1%	71.5%	73.4%

We believe that the decrease in student persistence as of December 31, 2013 compared to December 31, 2012 and September 30, 2013 compared to September 30, 2012 was primarily due to a decrease in student retention in the three months ended September 30, 2013 compared to the same prior year period, primarily attributed to:

•	lower student retention in a few courses that are delivered in the early portions of certain associate degree programs; and

•	an increase in the number of students who were enrolled in hybrid courses, in which a portion of the course is delivered in residence and a portion is delivered online, and which generally have a lower student retention rate.

We believe that the decrease in student persistence as of June 30, 2013 compared to June 30, 2012 was primarily due to:

•	an increase in the number of graduates at the end of the academic quarter that began in March 2013 compared to the end of the same academic quarter in the prior year; and

•	a slight decrease in student retention in the three months ended June 30, 2013 compared to the same prior year period, primarily attributed to lower student retention in a few courses that are delivered in the early portions of certain associate degree programs.

The increase in the number of graduates at the end of the academic quarter that began in March 2013 was primarily due to two, instead of one, graduating classes of students comprised of:

•	the first graduation class of the associate degree programs that we introduced in 2011, which reduce from eight to seven the number of academic quarters required for a full-time student to graduate; and

•	the last graduation class of full-time students of the associate degree programs that required eight academic quarters for a full-time student to graduate.

We believe that the decrease in student persistence as of March 31, 2013 compared to March 31, 2012 was primarily due to the number of graduates in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreasing at a lesser rate than the decline in total student enrollment in education programs as of December 31, 2012 compared to December 31, 2011.

We believe that the decrease in student persistence as of December 31, 2012 and September 30, 2012 compared to December 31, 2011 and September 30, 2011 was primarily due to:

•	the number of graduates in the three months ended December 31, 2012 and September 30, 2012 compared to the corresponding prior year periods decreasing at a lesser rate than the decline in total student enrollment in education programs as of September 30 and June 30, 2012 compared to the same date in the prior year; and

•	a slight decrease in student retention in the three months ended December 31 and September 30, 2012 compared to the corresponding prior year periods, principally as a result of a decline in retention in some of the courses in new education programs that we recently began offering.

We believe that the decrease in student persistence as of June 30 and March 31, 2012 compared to the corresponding prior year dates was primarily due to a higher number of students who graduated at the end of the academic period that began in March 2012 and December 2011 compared to the end of the corresponding academic periods in the prior year.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012. Revenue decreased $214.3 million, or 16.7%, to $1,072.3 million in the year ended December 31, 2013 compared to $1,286.6 million in the year ended December 31, 2012. The primary factors that contributed to this decrease were:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $108.3 million in the year ended December 31, 2013 compared to the prior year; and

•	an average 9.9% decrease in total student enrollment in education programs as of the end of each fiscal quarter in 2013 compared to 2012.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. Revenue attributable to the interest income on the PEAKS Trust Student Loans was approximately $13.0 million in the year ended December 31, 2013. No interest income on the PEAKS Trust Student Loans was included in revenue in the year ended December 31, 2012, because the Consolidation was effective February 28, 2013. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a discussion of the Consolidation.

Cost of educational services decreased $52.0 million, or 9.7%, to $486.4 million in the year ended December 31, 2013 compared to $538.4 million in the year ended December 31, 2012. The primary factors that contributed to this decrease included, in order of significance:

•	a decrease in compensation and benefit costs resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments in education programs.

Cost of educational services as a percentage of revenue increased 350 basis points to 45.4% in the year ended December 31, 2013 compared to 41.8% in the year ended December 31, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation and benefit costs and course supply expenses.

Student services and administrative expenses decreased $3.3 million, or 0.8%, to $397.5 million in the year ended December 31, 2013 compared to $400.9 million in the year ended December 31, 2012. The principal causes of this decrease were decreases in compensation and benefit costs and expenses related to student scholarships, which were partially offset by increases in media advertising expenses and bad debt expense. Approximately $5.3 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the year ended December 31, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 37.1% of revenue in the year ended December 31, 2013 compared to 31.2% of revenue in the year ended December 31, 2012. The principal cause of this increase was the decline in revenue, which was partially offset by decreases in compensation and benefit costs and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 6.3% in the year ended December 31, 2013 compared to 4.4% in the year ended December 31, 2012, primarily as a result of an increase in student account balances that were determined to be uncollectible.

We recorded an expense of $15.2 million in the year ended December 31, 2012 related to the impairment of the Subordinated Note and the Revolving Note. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a more detailed discussion of the impairment of the notes. No impairment of those notes was recorded in the year ended December 31, 2013.

Legal and other investigation costs increased $6.1 million, or 693.0%, to $6.9 million in the year ended December 31, 2013, compared to $0.9 million in the year ended December 31, 2012. Legal and other investigation costs represent the costs and other expenses associated with the SEC investigation of us, the CFPB investigation of us and the Securities Litigation. See “Legal Proceedings” and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for further information about these matters.

In the year ended December 31, 2013, we recorded a loss related to loan program guarantees of $91.0 million for the 2009 RSA compared to $101.0 million in the year ended December 31, 2012 for the RSAs. The entire amount of the loss recorded in the year ended December 31, 2013 related to a change in our accounting estimate for the amount of our guarantee obligations under the 2009 RSA. We revised our estimate for the 2009 RSA based on an enhanced default rate methodology and more recent performance data that we obtained in the three months ended December 31, 2013. The primary enhancements and performance data included:

•	an adjustment to the default estimates for student borrowers, as a result of recently obtained actual default data for similarly-situated student borrowers;

•	an adjustment to the default rate expectations, due to declines in repayment performance;

•	our ability to make Discharge Payments; and

•	a lower expectation for collections on defaulted loans as a result of the performance to date of collections.

See “—Private Education Loan Program Obligations,” for a further discussion of the loss. The loss recorded in the year ended December 31, 2012 included $79.2 million for additional contingent liabilities related to our guarantee obligations under the 2009 RSA and PEAKS Guarantee and $21.8 million related to the settlement of litigation and the resolution of our guarantee obligations under the 2007 RSA. See “—Private Education Loan Program Obligations” and Note 10 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Provision for PEAKS Trust student loan losses of approximately $29.3 million in the year ended December 31, 2013 represented the increase in the allowance for loan losses that occurred from February 28, 2013 through December 31, 2013. We did not consolidate the PEAKS Trust in our consolidated financial statements in the year ended December 31, 2012, and, therefore, we did not include the PEAKS Trust Student Loans in our consolidated financial statements or recognize any provision for PEAKS Trust student loan losses in that year.

Operating income decreased $169.2 million, or 73.4%, to $61.2 million in the year ended December 31, 2013 compared to $230.4 million in the year ended December 31, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and other investigation costs, loss related to loan program guarantees and provision for PEAKS Trust student loan losses. Our operating margin decreased to 5.7% in the year ended December 31, 2013 compared to 17.9% in the year ended December 31, 2012, primarily due to the impact of the factors discussed above.

In the year ended December 31, 2013, we recorded a loss upon the Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 upon the Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidation.

Interest income decreased $1.2 million, or 92.0%, to $0.1 million in the year ended December 31, 2013 compared to $1.3 million in the year ended December 31, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a discussion of the Subordinated Note.

Interest expense increased $21.6 million, or 578.9%, to $25.3 million in the year ended December 31, 2013 compared to $3.7 million in the year ended December 31, 2012, primarily due to:

•	interest expense of approximately $21.3 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the year ended December 31, 2013 as a result of the Consolidation, during which the effective interest rate was 9.9%; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the revolving credit facility.

Our combined federal and state effective income tax rate was 27.4% in the year ended December 31, 2013 compared to 39.0% in the year ended December 31, 2012. The primary factor that contributed to the decrease in the effective income tax rate in the year ended December 31, 2013 compared to the year ended December 31, 2012 was the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011. Revenue decreased $213.3 million, or 14.2%, to $1,286.6 million in the year ended December 31, 2012 compared to $1,500.0 million in the year ended December 31, 2011. The primary factor that contributed to this decrease was an average 16.2% decrease in total student enrollment in education programs as of the end of each fiscal quarter in 2012 compared to 2011. The decrease in revenue from lower total student enrollment in education programs in 2012 was partially offset by a decrease in the amount of institutional scholarships and other awards that we granted to our students in 2012. We did not increase tuition rates for our ITT Technical Institute programs of study in 2012 or 2011.

Cost of educational services decreased $14.7 million, or 2.7%, to $538.4 million in the year ended December 31, 2012 compared to $553.1 million in the year ended December 31, 2011. The primary factors that contributed to this decrease included, in order of significance:

•	a decrease in compensation costs resulting from fewer employees; and

•	a decrease in legal expenses.

Cost of educational services as a percentage of revenue increased 490 basis points to 41.8% in the year ended December 31, 2012 compared to 36.9% in the year ended December 31, 2011. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation costs and legal expenses.

Student services and administrative expenses decreased $13.3 million, or 3.2%, to $400.9 million in the year ended December 31, 2012 compared to $414.2 million in the year ended December 31, 2011. The principal causes of this decrease were decreases in media advertising expenses and expenses related to student scholarships, which were partially offset by an increase in bad debt expense.

Student services and administrative expenses increased to 31.2% of revenue in the year ended December 31, 2012 compared to 27.6% of revenue in the year ended December 31, 2011. The principal causes of this increase were the decline in revenue and an increase in bad debt expense, which were partially offset by decreases in media advertising expenses and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 4.4% in the year ended December 31, 2012 compared to 2.4% in the year ended December 31, 2011, primarily as a result of an increase in the amount of internal student financing that we provided to our students in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in the amount of internal student financing was primarily due to a decline in the amount of private education loans available to our students in 2012 as a result of the expiration in 2011 of the two private education loan programs that provided the vast majority of private education loans to our students in 2011.

We recorded a loss of $15.2 million in the year ended December 31, 2012 for the impairment of the Revolving Note and Subordinated Note. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a discussion of the impairment of these assets.

Legal and other investigation costs associated with the CFPB investigation of us and the Securities Litigation were $0.9 million in the year ended December 31, 2012. We did not incur any legal and other investigation costs associated with those matters in the year ended December 31, 2011. See “Legal Proceedings” and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for further information about these matters.

In the year ended December 31, 2012, we recorded a loss related to loan program guarantees of $101.0 million compared to $23.5 million in the year ended December 31, 2011. The $101.0 million loss in the year ended December 31, 2012 included $79.2 million for additional contingent liabilities related to our guarantee obligations under the 2009 RSA and PEAKS Guarantee and $21.8 million related to the settlement of litigation and the resolution of our guarantee obligations under the 2007 RSA. The $23.5 million loss recorded in the year ended December 31, 2011, related to our guarantee obligations under the 2009 RSA and 2007 RSA. See “—Off-Balance Sheet Arrangements” and Note 10 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for further information about the RSAs.

Operating income decreased $278.9 million, or 54.8%, to $230.4 million in the year ended December 31, 2012 compared to $509.3 million in the year ended December 31, 2011, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, asset impairment and the loss related to loan program guarantees. Our operating margin decreased to 17.9% in the year ended December 31, 2012 compared to 33.9% in the year ended December 31, 2011, primarily due to the impact of the factors discussed above.

Interest income decreased $1.6 million, or 53.5%, to $1.3 million in the year ended December 31, 2012 compared to $2.9 million in the year ended December 31, 2011, primarily due to discontinuing the amortization of the discount on the Subordinated Note. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a discussion of the Subordinated Note. Interest expense increased $1.9 million, or 104.0%, to $3.7 million in the year ended December 31, 2012 compared to $1.8 million in the year ended December 31, 2011, primarily due to an increase in the effective interest rate under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 39.0% in the year ended December 31, 2012 compared to 39.4% in the year ended December 31, 2011.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $215.8 million as of December 31, 2013 compared to $243.5 million as of December 31, 2012. The $27.7 million decrease in cash and cash equivalents as of December 31, 2013 compared to December 31, 2012 was primarily due to a reduction of $90.0 million in outstanding borrowings under the Amended Credit Agreement which was partially offset by net cash flows from operating activities of $77.7 million.

As of December 31, 2013, restricted cash included approximately $2.6 million of funds held by the PEAKS Trust. Those funds can only be used to satisfy the obligations of the PEAKS Trust.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $27.6 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Consolidated Balance Sheet as of December 31, 2013. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan (the “Pension Plans”), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. Total net pension benefit in the year ended December 31, 2013 was $2.1 million, compared to $0.2 million in the year ended December 31, 2012 and $0.9 million in the year ended December 31, 2011. In 2014, we do not expect that our total net pension benefit will be material.

We did not make any contributions to the Pension Plans in 2013 or 2012. We do not expect to make any material contributions to either of the Pension Plans in 2014.

See Note 15 – Employee Benefit Plans of the Notes to Consolidated Financial Statements, for a more detailed discussion of the Pension Plans.

Our Consolidated Balance Sheet as of December 31, 2013 included the assets and liabilities of the PEAKS Trust. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

Payments that we are required to make in the future pursuant to our guarantee obligations under the RSAs could have a material adverse effect on our cash flows and liquidity. See “—Financing,” for a further discussion of these matters. If we elect to make Discharge Payments in future periods, those payments could impact our liquidity in particular periods. See “— Private Education Loan Program Obligations,” for a further discussion of our guarantee obligations under the RSAs and Discharge Payments.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the FDL program, which represented, in aggregate, approximately 58% of our cash receipts in 2013 and 58% of our cash receipts in 2012; and

•	the Pell program, which represented, in aggregate, approximately 24% of our cash receipts in 2013 and 22% of our cash receipts in 2012.

We also receive funds on behalf of our students from state financial aid programs, veterans’ and military service member benefit programs and other sources, which represented, in aggregate, approximately 13% of our cash receipts in 2013 and approximately 16% in 2012.

Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution, such as each of our institutions, must not derive more than 90% of its applicable revenue in a fiscal year, on a cash accounting basis, from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, that institution would be placed on provisional certification status for the institution’s following two fiscal years. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. Payments that we made under the 2007 RSA and 2009 RSA impact the 90/10 Rule calculation by reducing the amount of cash receipts from sources other than Title IV Programs and total cash receipts. As a result of the Consolidation, disbursements of the private education loans that we received under the PEAKS Program are no longer considered cash proceeds from external sources for purposes of determining total cash receipts in the 90/10 Rule calculation. The amount of payments received by the PEAKS Trust from borrowers is included, however, in both the total receipts component and the cash receipts from sources other than Title IV Programs component of the 90/10 Rule calculation. In our 2013 and 2012 fiscal years, none of our institutions derived more than approximately 83% of its revenue from Title IV Programs under the 90/10 Rule calculation. In the aggregate, we derived approximately 82% of our revenue in 2013 and 80% of our revenue in 2012 from Title IV Programs under the 90/10 Rule calculation. Cash receipts from Title IV Programs as a percentage of our total cash receipts were approximately 83% in 2013 and 80% in 2012.

Federal regulations affect the timing of our receipt and disbursements of Title IV Program funds. These regulations require institutions to disburse all Title IV Program funds by payment period. For most of our campuses, the payment period is an academic term. Our campuses generally disburse the first installment of an FDL program loan to a first-year undergraduate student who was a first-time borrower 30 or more days after the student begins his or her education program. We disburse Title IV Program funds to other students enrolled in education programs ten days before the start of each academic term.

During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. Beginning with the June 2013 academic quarter, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. As a result of our institutional scholarships and awards granted in 2013, we received minimal cash payments from private education loan lenders related to our students’ cost of education in 2013.

As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students are not obligated to make payments to us of amounts awarded under the Opportunity Scholarship and, therefore, the amounts receivable from students to us, as well as our revenue, decreased in 2013, as we began awarding the Opportunity Scholarship at all of our ITT Technical Institute campuses. The Opportunity Scholarships awarded in 2013 and, to a lesser extent, other factors had the effect of reducing our Core Operations revenue per student by approximately 5.0 percent in 2013 compared to 2012.

In the year ended December 31, 2013, we made guarantee payments under the RSAs and Payments on Behalf of Borrowers of $16.6 million and recovered $0.1 million related to the RSAs. We paid $46.0 million in January 2013 to settle the litigation and absolve us from any further guarantee obligations under the 2007 RSA. In March 2014, we paid $40.0 million pursuant to a letter agreement, dated as of March 17, 2014, that we entered into with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “Letter Agreement”). In accordance with the terms of the Letter Agreement, the $40.0 million is considered to be a payment under the PEAKS Guarantee. See “— Private Education Loan Program Obligations,” for a further discussion of the Letter Agreement.

In addition to the $40.0 million payment, we made guarantee and other payments of $102.1 million and recovered $0.7 million related to the RSAs in the nine months ended September 30, 2014. We estimate that we could make guarantee payments related to the RSAs in the three months ended December 31, 2014 of approximately $67.4 million, which includes the $50.0 million payment we made on October 9, 2014. We believe that recoveries of charged-off loans that we expect to recover in the three months ended December 31, 2014 could be approximately $0.3 million. See “— Private Education Loan Program Obligations” and Note 13 - Debt and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the RSAs and contingent liabilities.

The PEAKS Trust’s ability to service the PEAKS Senior Debt is based on payments received from borrowers on the PEAKS Trust Student Loans and collections on the PEAKS Trust Student Loans that have defaulted. To the extent that those payments and collections from borrowers on the PEAKS Trust Student Loans are not sufficient to service the PEAKS Senior Debt, we are required to make payments under the PEAKS Guarantee. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee (related to the PEAKS Senior Debt and the other items that we guarantee) of approximately $164.0 million in 2014, approximately $9.2 million in 2015 and approximately $40.8 million in January 2020, when the PEAKS Senior Debt matures.

Our Consolidated Balance Sheet as of December 31, 2013 included the assets and liabilities of the PEAKS Trust. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. We have significant payment obligations under the PEAKS Guarantee. See “— Private Education Loan Program Obligations” and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of our obligations under the PEAKS Guarantee.

We made guarantee payments of $4.4 million and recovered $0.7 million related to the 2009 RSA in the nine months ended September 30, 2014, and estimate that we could make guarantee payments of $4.6 million and recover $0.3 million under the 2009 RSA in the three months ended December 31, 2014. See “— Private Education Loan Program Obligations,” for a further discussion of the projected guarantee payments under the 2009 RSA for periods after 2014.

In addition, we are required to submit the ED Letter of Credit in the amount of $79.7 million on or before November 4, 2014. Under the Amended Credit Agreement, the aggregate commitment of the lenders is $135.0 million and the portion of the aggregate commitment that may be used by us for letters of credit is $85.0 million. If, however, we have not caused the issuance of the ED Letter of Credit by November 15, 2014, the aggregate commitments of the lenders will be reduced to $100.0 million. We are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and in an amount equal to 103% of the face amount of all other letters of credit. See “— Financing,” for a discussion of the Amended Credit Agreement. Based on the required amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89.3 million.

Operations. Net cash flows from operating activities decreased $29.9 million to $77.7 million in the year ended December 31, 2013 compared to $107.6 million in the year ended December 31, 2012. The decrease in net cash flows from operating activities was primarily due to a decrease in funds received as a result of lower student enrollments and the $46.0 million payment that we made to settle the litigation and absolve us from any further obligations under the 2007 RSA. The decrease was partially offset by lower income tax and compensation-related payments.

Accounts receivable less allowance for doubtful accounts was $99.5 million as of December 31, 2013 compared to $78.9 million as of December 31, 2012. Days sales outstanding increased 9.1 days to 32.7 days at December 31, 2013 compared to 23.6 days at December 31, 2012. Our accounts receivable balance and days sales outstanding at December 31, 2013 increased primarily due to, in order of significance:

•	an increase in internal student financing as a result of a decrease in the amount of funds received from private education loans made to our students by third-party lenders and less than full utilization of the Opportunity Scholarship by our students (see “— Student Financing Update”); and

•	to a lesser extent, changes implemented to the Pell program that eliminated multiple awards in a 12-month period and adjusted the lifetime limits, both of which began to impact our students in 2012.

The amount of scholarships and other awards provided to our students increased 158.9% to $172.2 million in 2013 compared to $66.5 million in 2012.

In the year ended December 31, 2012, net cash flows from operating activities decreased $281.1 million to $107.6 million compared to $388.7 million in the year ended December 31, 2011, primarily due to:

•	lower student enrollments; and

•	a significant decrease in the amount of funds received from private education loans made to our students by third-party lenders (see “—Student Financing Update”).

Investing. In the year ended December 31, 2013, we spent $0.7 million to renovate, expand or construct buildings compared to $1.0 million in 2012 and $4.1 million in 2011.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $4.5 million in 2013, $17.2 million in 2012 and $26.9 million in 2011. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.

In the year ended December 31, 2012, approximately $148.0 million of investments, net of purchases during the year, matured or were sold. We did not hold any investments as of December 31, 2013 or 2012. We also spent $7.2 million in 2013 to acquire all of the membership interests of Cable Holdings. See Note 4 – Acquisitions of the Notes to Consolidated Financial Statements, for a more detailed discussion of the acquisition.

We plan to continue to upgrade and modify, whether by expansion or reduction, the space of our current facilities, and upgrade equipment during 2014. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325.0 million senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014 (the “Third Amendment”), July 30, 2014 (the “Fourth Amendment”) and September 15, 2014 (the “Fifth Amendment”), and we entered into a Consent to Credit Agreement, which is effective upon the delivery by us to the lenders of our audited consolidated financial statements included in this Annual Report on Form 10-K (the “Consent”). The Credit Agreement, as so amended and including the Consent, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement has a maturity date of March 21, 2015.

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

Borrowings under the Amended Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the ratio of our total Indebtedness (as defined in the Amended Credit Agreement and which primarily includes outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Amended Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	3.60% per annum in the year ended December 31, 2013;

•	2.40% per annum in the year ended December 31, 2012; and

•	1.20% per annum in the year ended December 31, 2011.

The commitment fee under the Amended Credit Agreement was 0.40% as of December 31, 2013.

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

        The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of December 31, 2013, after giving effect to the Third Amendment and the Fourth Amendment. The Third Amendment provides that noncompliance with the Leverage Ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, and noncompliance with the fixed charge coverage ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 (in each case, before giving effect to the Third Amendment) have been waived by the lenders. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consent, taken together:

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

As of December 31, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $50.0 million and were classified as a current liability, because we believed it was probable that we would not be in compliance with certain covenants under the Amended Credit Agreement during the 12 months following December 31, 2013. If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

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

For the period February 28, 2013 through December 31, 2013, we have consolidated the PEAKS Trust in our consolidated financial statements. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. We estimate that the amounts received in 2014 by the PEAKS Trust from PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, will not be material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the PEAKS Indenture, including, among other things:

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

        The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation and other factors, we were not in compliance with those metrics as of December 31, 2013, and we do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Guarantee.

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

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $159.5 million in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40.0 million that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51.7 million that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50.0 million that we paid in October 2014, as described in the immediately preceding paragraph.

The amount of the assets of the PEAKS Trust for purposes of computing the Asset/Liability Ratio was $282.0 million as of December 31, 2013 and $211.6 million as of June 30, 2014. The outstanding principal balance of the PEAKS Senior Debt was approximately $255.6 million as of December 31, 2013 and $214.5 million as of June 30, 2014. The carrying value of the PEAKS Senior Debt as was approximately $229.2 million as of December 31, 2013 and $190.9 million as of June 30, 2014. We recorded $157.9 million of the total carrying value of the PEAKS Senior Debt as a current liability as of December 31, 2013, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following December 31, after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226.1 million. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257.5 million. The $31.4 million difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 9.90% per annum in the year ended December 31, 2013. We recognized interest expense on the PEAKS Senior Debt of $21.3 million in the year ended December 31, 2013, which included approximately $4.9 million of discount accretion.

Under the Repurchase Program, our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. The following table sets forth our share repurchase activity in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Repurchase authorization at beginning of period	7,771,025	5,796,725	4,836,725
Additional repurchase authorization	0	5,000,000	5,000,000
Number of shares repurchased	0	(3,025,700)	(4,040,000)

Repurchase authorization at end of period	7,771,025	7,771,025	5,796,725

Total cost of shares repurchased (in millions)	$0.0	$207.9	$282.7
Average cost per share	$0.00	$68.72	$69.98

Approximately 7.8 million shares remained available for repurchase under the Repurchase Program as of December 31, 2013.

There were no proceeds from the exercise of stock options in the year ended December 31, 2013 compared to $8.4 million in the year ended December 31, 2012 and $5.6 million in the year ended December 31, 2011. Excess tax benefits from the exercise of stock options were $0.0 million in the year ended December 31, 2013 compared to $1.4 million in the year ended December 31, 2012 and $1.2 million in the year ended December 31, 2011.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our RSA payments, letters of credit cash collateralization, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs, provide cash collateral for letters of credit, construct facilities or repay loans will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. As of June 30, 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has and will continue to reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students are not obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. We believe that the amounts receivable from students to us will decrease in future periods as more students utilize the Opportunity Scholarship, instead of internal student financing.

Our revenue decreased in the year ended December 31, 2013 compared to the prior year, partially as a result of the increase in institutional scholarships and awards provided to our students. As a result of the increase in institutional scholarships and awards, our revenue decreased $108.3 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in institutional scholarships and awards in the year ended December 31, 2013 was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter than began in March 2013.

We believe that the amount of institutional scholarships that we expect to award in 2014, and, to a lesser extent, other factors will have the effect of reducing our Core Operations revenue per student in 2014 compared to 2013.

In 2013 and 2012, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Consolidated Balance Sheets. As of December 31, 2013, our accounts receivable less allowance for doubtful accounts increased $20.6 million, or 26.1%, to $99.5 million compared to $78.9 million as of December 31, 2012, primarily due to:

•	the increase in the amount of internal financing that we provided to our students since the private education loan programs expired in 2011; and

•	less than full utilization of the Opportunity Scholarship by our students.

The internal student financing provided to a student is generally due and payable by the student at the end of the student’s academic year (which is generally nine months) or enrollment, whichever occurs first. Both the delay in our receipt of internal student financing payments compared to our receipt of private education loan proceeds and the increased amount of internal student financing that we provide to our students have negatively impacted our liquidity and cash flows from operating activities. The increased amount of internal student financing that we have provided to our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing which resulted in an increase in our bad debt expense as a percentage of revenue in the year ended December 31, 2013 to 6.3% compared to 4.4% in the year ended December 31, 2012. The 10.5-day increase in our days sales outstanding to 34.3 days at December 31, 2013 compared to 23.8 days at December 31, 2012 was primarily attributable to:

•	the increase in internal student financing caused by a decrease in the amount of funds received from private education loans made to our students by third-party lenders and less than full utilization of the Opportunity Scholarship by our students; and

•	to a lesser extent, changes implemented to the Pell program that eliminated multiple awards in a 12-month period and adjusted the lifetime limits, both of which began to impact our students in 2012.

We plan to continue offering the Opportunity Scholarship and other scholarships which we believe will reduce the amount of internal student financing that we provide to our students. The increased use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth the specified contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$156,047	$44,714	$66,521	$32,366	$12,446
Debt under Amended Credit Agreement (a)	53,296	2,474	50,822	0	0
PEAKS Trust senior debt(b)	295,338	176,907	36,277	26,523	55,631
Claims and contingencies-2009 RSA(c)	130,847	9,009	30,311	91,527	0

Total	$635,528	$233,104	$183,931	$150,416	$68,077

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $50.0 million outstanding balance under the Amended Credit Agreement as of December 31, 2013 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of December 31, 2013.
(b)	The PEAKS Trust senior debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Consolidated Balance Sheet as of December 31, 2013. There is no separate liability recorded on our Consolidated Balance Sheet as of December 31, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed under “—Private Education Loan Program Obligations.” See also Note 10 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of December 31, 2013. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 10 – Variable Interest Entities, Note 13 – Debt and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)

The $130.8 million in the Claims and contingencies-2009 RSA line item represents our estimate of the amounts that we believe we will pay in the periods indicated related to our guarantee obligations under the 2009 RSA. These estimated amounts were included in our calculation of the amount to record as contingent liabilities, as were estimated collections from charged-off loans. Our contingent liability for the 2009 RSA includes the total estimated payments and estimated recoveries, net of a $9.0 million discount representing the time value of money, and was included in Other current liabilities and Other liabilities on our Consolidated Balance Sheet as of December 31, 2013. The amounts shown in the table do not include amounts from the recovery of charged-off loans under the 2009 Loan Program, which we estimate could be approximately $5.0 million and paid to us over the seven year period following December 31, 2013. See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for additional information on the 2009 RSA. The timing and amount of the estimated payments shown in the above table were based on various assumptions and, therefore, are subject to change.

The table above does not reflect unrecognized tax benefits of $22.3 million and accrued interest related to unrecognized tax benefits of $6.4 million, because we cannot reasonably predict the timing of the resolution of the related tax positions beyond 2014. See Note 14 – Income Taxes of the Notes to Consolidated Financial Statements, for additional information on the unrecognized tax benefits as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2013, the total face amount of those surety bonds was approximately $19.3 million. As of December 31, 2013, we also had issued approximately $2.2 million of letters of credit to our workers’ compensation insurers.

As of December 31, 2013, we concluded that we were not required to consolidate the 2009 Entity in our consolidated financial statements. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. At this time, we are unable to quantify the impact of the consolidation of the 2009 Entity into our consolidated financial statements, but it could have a material adverse effect on our consolidated financial statements. See “Risk Factors –Risks Related to Recent Developments –We believe that we will be required to consolidate the 2009 Entity into our consolidated financial statements in the foreseeable future, which could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject,” “—Private Education Loan Program Obligations” and Note 10 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheet as of December 31, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our consolidated balance sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $164.0 million in 2014, $9.2 million in 2015 and $40.8 million in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $94.4 million as of December 31, 2014 and $0.0 million as of January 31, 2020. See Note 13 – Debt and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the Asset/Liability Ratio. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on student loans that remain in repayment as well as recoveries from charged-off loans and the only obligations of the PEAKS Trust at that time will be the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $49.6 million of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based. Included in the estimated amount to be paid in 2014 are:

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the 2009 RSA. In addition, in the three months ended December 31, 2013, we made Discharge Payments to the 2009 Entity. We may continue to make Discharge Payments in future periods, if we believe that doing so would be economically beneficial to us. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of Discharge Payments.

We believe that it is probable that we will make additional payments under the 2009 RSA. The following table sets forth the estimated amount of Regular Payments and Discharge Payments that we expect to pay and the estimated amounts of recoveries from charged-off loans that we expect to be paid to us by the 2009 Entity in the periods indicated:

Year	Estimated Regular Payments	Estimated Discharge Payments	Estimated Total Payments	Estimated Recoveries
	(Amounts in thousands)
2014	$9,009	$0	$9,009	$(1,011)
2015	14,251	0	14,251	(1,200)
2016	16,060	0	16,060	(1,200)
2017	16,333	0	16,333	(1,200)
2018 and later	0	75,194	75,194	(300)

	$55,653	$75,194	$130,847	$(4,911)

We believe that the vast majority of the $75.2 million of payments estimated to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the 2009 RSA assume, among other factors, that we do not make any Discharge Payments until 2018 and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $97.4 million of Regular Payments in 2018 through 2027. Of this amount, approximately $15.1 million to $16.4 million would be paid annually in each of 2018 through 2022, and approximately $16.6 million, in the aggregate, would be paid in 2023 through 2027. See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the 2009 RSA.

The estimated future payment amounts, the estimated timing of those payments and the estimated amount of recoveries with respect to the RSAs discussed above and elsewhere in this Annual Report on Form 10-K are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. The assumptions included, among other things, the following:

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

If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs, we may not have cash and other sources of funds sufficient to pay those amounts. Failure to make the required payments:

•	would constitute a default under the applicable program documents;

•	could potentially result in cross-defaults under the Amended Credit Agreement; and

•	could have a material adverse effect on our compliance with the regulations of the ED, SAs and ACs and other agencies that regulate us.

In addition, payments that we do make under the RSAs will reduce the cash we have available to use for other purposes. If we are required to pay material amounts under the RSAs, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of December 31, 2013 and 2012, the total collateral maintained in a restricted bank account was approximately $8.6 million. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were not in compliance with those covenants as of December 31, 2013.

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

We are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that we made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

Type of Payment (Receipt)	January 1, 2013 Through February 28, 2013 (1)(2)	March 1, 2013 Through December 31, 2013 (1)(2)	Total Year Ended December 31, 2013	Year Ended December 31, 2012

	(In thousands)
Guarantee:
PEAKS Program	$854	$1,559	$2,413	$12,342
2009 RSA Regular Payments	0	0	1,791	1,990
2009 RSA Discharge Payments	0	0	912	0
Payments on Behalf of Borrowers	532	10,967	11,499	2,762
2009 RSA-Recoveries from Charged-Off Loans	0	0	(103)	(234)

Total	$1,386	$12,526	$16,512	$16,860

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.
(2)	The 2009 RSA payments are made to, and recoveries are received from, the 2009 Entity. The 2009 Entity was not consolidated in our consolidated financial statements and, therefore, separate disclosure of amounts paid or received before and after the February 28, 2013 date of Consolidation is not applicable.

In the fiscal year ended December 31, 2013, we also offset $9.1 million owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in that amount. See below for a further discussion of the offset. Approximately $6.8 million of the amount that we claimed as an offset against the Revolving Note in the fiscal year ended December 31, 2013 represented Discharge Payments. We recorded all of the amounts claimed as offsets in Other current liabilities on our Consolidated Balance Sheet as of December 31, 2013. In the year ended December 31, 2013, the 2009 Entity did not remit to us $0.6 million of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Consolidated Balance Sheet as of December 31, 2013.

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

At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) and, if so, in what amount. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program (and, prior to February 28, 2013, the PEAKS Program) over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years and those assumptions included, among other things:

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

In the year ended December 31, 2013, we recorded $91.0 million of additional charges related to our guarantee obligations under the 2009 RSA. The entire amount of the loss recorded in the year ended December 31, 2013 related to a change in our accounting estimate for the amount of our guarantee obligations under the 2009 RSA. We revised our estimate for the 2009 RSA based on an enhanced default rate methodology and more recent performance data that we obtained in the three months ended December 31, 2013. The primary enhancements and performance data included:

•	an adjustment to the default estimates for student borrowers, as a result of recently obtained actual default data for similarly-situated student borrowers;

•	an adjustment to the default rate expectations, due to declines in repayment performance;

•	our ability to make Discharge Payments; and

•	a lower expectation for collections on defaulted loans as a result of the performance to date of collections.

As of December 31, 2013, the recorded liability related to our guarantee obligations under the 2009 RSA was approximately $116.9 million, compared to $121.7 million related to the RSAs and the 2007 RSA as of December 31, 2012. Our recorded liability for our guarantee obligations under the 2009 RSA and the 2007 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) was included in Other current liabilities and Other liabilities on our Consolidated Balance Sheets. See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the recorded liability.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Amended Credit Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the PEAKS Trust Student Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the year ended December 31, 2013.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-57 of this Annual Report.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of our DCP as of December 31, 2013. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2013, because of material weaknesses in our internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting included in this filing.

Notwithstanding the material weaknesses, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 and concluded that the consolidation of the PEAKS Trust and any related changes to internal controls to include the PEAKS Trust in our consolidated financial statements have materially affected, or are reasonably likely to materially affect, our ICFR.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

The effectiveness of our ICFR, as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP (“PWC”), our independent registered public accounting firm, as stated in its report dated October 15, 2014, which appears on page F-2 of this Annual Report and is incorporated herein by reference.

Item 9B.	Other Information.

Private Education Loan Program Guarantee Matters

In connection with the finalization of our audited, consolidated financial statements included in this Annual Report on Form 10-K and our restated condensed consolidated financial statements included in our amended Quarterly Reports on Form 10-Q for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, it became apparent that we were not in compliance with certain metrics specified in the PEAKS Program documents as of prior quarterly measurement dates, resulting in the minimum required Asset/Liability Ratio being increased to 1.40/1.00 in prior periods. As a result, on October 9, 2014, we made a guarantee payment of $50.0 million to the PEAKS Trust. We believe that this payment, along with other payments we made in recent months, were required under the PEAKS Guarantee in order for the PEAKS Trust to maintain the minimum required Asset/Liability Ratio of 1.40/1.00 in prior periods. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $164.0 million in 2014 (which amount includes the $50.0 million payment described above in this paragraph), $9.2 million in 2015 and $40.8 million in 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Private Education Loan Program Obligations,” for a further discussion of the PEAKS Guarantee and prior and estimated future payment amounts under the PEAKS Guarantee.

In connection with the finalization of our audited, consolidated financial statements included in this Annual Report on Form 10-K, we recorded a liability related to the 2009 RSA in the amount of $116.9 million as of December 31, 2013, a substantial increase from the amount recorded as of December 31, 2012. See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the contingent liability related to the 2009 RSA. Further, the amount of the contingent liability that we record related to the 2009 RSA in periods after December 31, 2013 could further increase substantially. As of December 31, 2013, we concluded that we were not required to consolidate the financial results of the 2009 Entity in our consolidated financial statements. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the financial results of the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. See “—Private Education Loan Program Obligations” and Note 10 – Variable Interest Entities and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the 2009 RSA.

Further, in connection with the finalization of our audited, consolidated financial statements included in this Annual Report on Form 10-K and our restated condensed consolidated financial statements included in our amended Quarterly Reports on Form 10-Q for each of the fiscal quarters ended June 30, 2013 and September 30, 2013, it became apparent that we were not in compliance with the financial ratio covenants in the 2009 RSA as of June 30, 2013 and subsequent measurement dates. As a result of that noncompliance, the amount of collateral required to be maintained in the restricted bank account that holds the cash collateral to secure our obligations under the 2009 RSA has been increased by approximately $2.6 million. We intend to make in October 2014 a deposit in that amount to the restricted bank account to be held as additional collateral under the 2009 RSA.

Consent to Amended Credit Agreement

We entered into the Consent, which is effective upon the delivery by us to the lenders under the Amended Credit Agreement of our audited, consolidated financial statements included in this Annual Report on Form 10-K, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Consent provides that:

•	our internally prepared consolidated balance sheet and related statements of operations, stockholders’ equity and cash flows, and the certificate of a financial officer as described in Section 5.01(c) of the Amended Credit Agreement, in each case, as of and for the fiscal quarter ending March 31, 2014, required to be furnished by us, are required to be furnished by November 15, 2014, instead of October 15, 2014 (the date established by the Fifth Amendment);

•	our internally prepared consolidated balance sheet and related statements of operations, stockholders’ equity and cash flows, and the certificate of a financial officer as described in Section 5.01(c) of the Amended Credit Agreement, in each case, as of and for the fiscal quarter ending June 30, 2014, required to be furnished by us, are required to be furnished by November 15, 2014, instead of October 31, 2014 (the date established by the Fifth Amendment); and

•	our internally prepared consolidated balance sheet and related statements of operations, stockholders’ equity and cash flows, and the certificate of a financial officer as described in Section 5.01(c) of the Amended Credit Agreement, in each case, as of and for the fiscal quarter ending September 30, 2014, required to be furnished by us, are required to be furnished by December 15, 2014, instead of November 14, 2014 (the original date required by the Credit Agreement).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following is the biographical information with respect to our directors and our executive officers as of September 30, 2014. Unless otherwise specified, the occupation of each individual has been the same for the past five years.

Jerry M. Cohen, age 62, retired as a senior partner of Deloitte & Touche, LLP (“Deloitte”) in June 2014. Mr. Cohen joined Deloitte in 1973, and served for over 40 years with that firm, providing business advisory and audit services to a wide range of global organization, including small, mid and large cap multinational public companies. Mr Cohen worked with corporate boards of directors to develop, enhance and support corporate strategy and functioned as an advisor to senior executives and members of boards of directors. During his career, Mr. Cohen also served in a wide variety of strategic and leadership roles at Deloitte, including: managing partner, Philadelphia office; member of the Mid-Atlantic Executive Committee; regional managing partner – Assurance and Advisory Operations, Midwest; member of the Assurance and Advisory Management Committee; and member of the Assurance and Advisory Partner Evaluation and Compensation Committee. Mr. Cohen has been a Director of ours since September 2014.

John F. Cozzi, age 53, has served as managing director of AEA Investors LP, a private equity firm, since January 2004. Mr. Cozzi has been a Director of ours since October 2003.

John E. Dean, age 64, has served as our Executive Chairman since August 4, 2014. Mr. Dean is an attorney who has specialized in higher education law since April 1985. Mr. Dean has been a partner at the Law Offices of John E. Dean since June 2005. Mr. Dean has also served as a principal of Washington Partners, LLC, a public affairs firm, since June 2002. Mr. Dean has been a Director of ours since December 1994.

James D. Fowler, Jr., age 70, served as senior vice president and director, human resources of ITT Industries, Inc., an industrial, commercial machinery and equipment company, from November 2000 until his retirement in October 2002. Mr. Fowler has been a Director of ours since April 1994.

Joanna T. Lau, age 56, has served as chairperson and chief executive officer of Lau Acquisition Corporation (doing business as LAU Technologies), a management consulting and investment firm, since March 1990. She is also a director of DSW Inc. Ms. Lau has been a Director of ours since October 2003.

Thomas I. Morgan, age 60, has served as chairman of Baker & Taylor, Inc. (“B&T”), a distributor of physical and digital books, entertainment products and value-added services, from July 2008 until January 2014. He served as chief executive officer of B&T from July 2008 through January 2013. Prior to that, Mr. Morgan served as chief executive officer of Hughes Supply, Inc., a diversified wholesale distributor of construction, repair and maintenance-related products, from May 2003 until his retirement in March 2006. Mr. Morgan is also a director of Rayonier Advanced Materials, Inc. and Tech Data Corporation. During the past five years, Mr. Morgan was also a director of Rayonier, Inc. Mr. Morgan previously served as a Director of ours from May 2006 to June 2008, and currently has served as a Director of ours since January 2013.

Samuel L. Odle, age 65, has been a senior policy advisor for Bose Public Affairs Group, a public affairs consulting firm, since October 2012. He has also acted as a consultant, primarily in the healthcare and life sciences fields, since July 2012. Prior to that, he served as president and chief executive officer of Methodist Hospital (“MH”) and Indiana University Hospital (“IUH”) and executive vice president of Indiana University Health (formerly Clarian Health Partners) (“IU Health”), an Indianapolis-based private, non-profit healthcare organization comprised of MH, IUH and Riley Hospital for Children, since July 2004. Mr. Odle has been a Director of ours since January 2006.

Vin Weber, age 62, has served as co-chairman and partner of Mercury Public Affairs LLC (doing business as Mercury), a public affairs and lobbying firm, since October 2011. Mr. Weber was a partner at Clark & Weinstock Inc. (“C&W”) from 1994 until October 2011 and was the chief executive officer of C&W from 2007 until October 2011. During the past five years, he was also a director of Lenox Group, Inc. Mr. Weber has been a Director of ours since December 1994.

John A. Yena, age 74, has served as chairman of the board, emeritus of Johnson & Wales University (“J&W”), a postsecondary educational institution, since November 2011. Mr. Yena served as chairman of the board of J&W from June 2004 until November 2011. During the past five years, he was also a director of Bancorp Rhode Island, Inc. Mr. Yena has been a Director of ours since May 2006.

Kevin M. Modany, age 47, has served as our Chief Executive Officer since April 2007. Mr. Modany notified our Board of Directors that he intended to resign as our Chief Executive Officer, effective February 4, 2015. Following Mr. Modany’s notice, we entered into a letter agreement with Mr. Modany, pursuant to which he will remain Chief Executive Officer for a period ending on February 4, 2015, as extended or earlier terminated by us (the “Applicable Period”). Mr. Modany will resign his position as our Chief Executive Officer on the last day of the Applicable Period. Mr. Modany served as a Director of ours from July 2006 until August 4, 2014 and as our Chairman from February 2008 until August 4, 2014. He also served as our President from April 2005 through March 2009.

Eugene W. Feichtner, age 59, has served as our President and Chief Operating Officer since August 4, 2014. Mr. Feichtner served as an Executive Vice President and as President, ITT Technical Institute Division from April 2009 until August 4, 2014. He served as our Senior Vice President, Operations from March 2004 through March 2009.

Daniel M. Fitzpatrick, age 55, has served as our Executive Vice President, Chief Financial Officer since April 2009. He served as our Senior Vice President, Chief Financial Officer from June 2005 through March 2009.

Ronald F. Hamm, age 50, has served as our Executive Vice President, President – Breckenridge School of Nursing and Health Sciences since March 2013. Mr. Hamm served as senior vice president field operations of Kadmon Pharmaceuticals, LLC, a subsidiary of Kadmon Corporation, LLC which is a global biopharmaceutical company, from October 2010 until March 2013. He served as senior vice president, sales and marketing of Three Rivers Pharmaceuticals, LLC, a pharmaceuticals company, from December 2003 through September 2010.

Gerald T. Hope, age 51, has served as our Executive Vice President, Chief Information Officer since September 2013. Mr. Hope served as global head, chief information officer of corporate systems of Thomson Reuters Corporation (“Thomson Reuters”), a leading source of intelligent information for the world’s businesses and professionals, from February 2009 until September 2013. Prior to that, Mr. Hope served as general manager and vice president of operations of Thomson Reuters from May 2005 until November 2007.

June M. McCormack, age 66, has served as an Executive Vice President since April 2009 and as our President, Online Division since May 2008. Ms. McCormack also served as our Interim Chief Information Officer from May 2012 through November 2012 and from June 2013 through September 2013.

Ryan L. Roney, age 41, has served as our Executive Vice President, Chief Administrative and Legal Officer and Secretary since July 2014. Mr. Roney served as the chief legal officer, executive vice president of business development and corporate secretary of Vistage International, Inc., a chief executive membership organization, from December 2012 until July 2014. Prior to that, he served as the chief ethics & compliance officer of Powerwave Technologies, Inc., a global supplier of end-to-end wireless solutions for wireless communications networks from June 2011 until November 2012. From October 2000 until March 2011, Mr. Roney served in various roles with Smiths Group, PLC, most recently as general counsel of Smiths Detection, a provider of regulated technology products and advanced services from August 2002 through March 2011.

        Glenn E. Tanner, age 66, has served as our Executive Vice President, Chief Marketing Officer since April 2009. He served as our Senior Vice President, Marketing from April 2007 through March 2009.

Rocco F. Tarasi, III, age 42, has served as Senior Vice President, President – The Center for Professional Development since January 2013. He served as our Vice President, Finance – Corporate Strategy and Development from October 2011 through January 2013. Mr. Tarasi was the co-founder of BrainCredits, an education start-up, from August 2010 through October 2011, and served as managing director, policyIQ for Resources Global Professionals, a multinational professional services firm, from July 2003 through August 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports of ownership with the SEC. These persons also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during 2013, all of our executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except for one Form 4 reporting the sale of 757 shares that was filed late by Ms. McCormack in 2013.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics (the “Code”) in accordance with Item 406 of Regulation S-K under the Exchange Act that is applicable to our Directors and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code is posted on our website at www.ittesi.com.

We also intend to promptly disclose on our website any amendments that we make to the Code. To the extent that our Board of Directors grants any waiver of the Code for any of our Directors or executive officers, we intend to disclose the waiver on our website within four business days following the grant of the waiver.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Board of Directors has adopted a written charter for the Audit Committee, a current copy of which may be obtained from our website at www.ittesi.com. The functions of the Audit Committee are to assist the Board of Directors in its oversight of:

•	the integrity of our financial statements and other financial information provided by us to any governmental body or the public;

•	our compliance with legal and regulatory requirements;

•	our systems of internal controls regarding finance, accounting, legal compliance and ethics that our management and the Board of Directors establish;

•	our auditing, accounting and financial reporting processes generally;

•	the qualifications, independence and performance of our independent registered public accounting firm; and

•	the performance of our compliance and internal audit functions.

The Audit Committee also performs other functions as detailed in the Audit Committee’s charter, including, without limitation, appointing, compensating, retaining and overseeing our independent registered public accounting firm and pre-approving all services to be provided to us by our independent registered public accounting firm.

The Audit Committee held five meetings during 2013. The members of the Audit Committee throughout 2013, and in 2014 until August 4, 2014, were John F. Cozzi, John E. Dean (Chairperson), Joanna T. Lau and Thomas I. Morgan (since January 21, 2013). The current members of the Audit Committee are Jerry M. Cohen (Chairperson) (since October 6, 2014), John F. Cozzi, Joanna T. Lau and Thomas I. Morgan. Our Board of Directors has determined that Jerry M. Cohen is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act, and is independent pursuant to our categorical standards of independence, Section 303A.02 of the NYSE Listed Company Manual and Rule 10A-3 of the Exchange Act. Each of the current members of the Audit Committee is independent and each of the members of the Audit Committee in 2013 was independent, pursuant to our categorical standards of independence, Section 303A.02 of the NYSE Listed Company Manual and Rule 10A-3 of the Exchange Act.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This discussion explains the compensation program for our executives, including the Named Executive Officers. The individuals included as Named Executive Officers in this document are:

•	Kevin M. Modany, who served as our Chief Executive Officer during all of 2013;

•	Daniel M. Fitzpatrick, who served as our Chief Financial Officer during all of 2013; and

•	Eugene W. Feichtner, June M. McCormack and Glenn E. Tanner, who were our three other most highly compensated executive officers during 2013.

This discussion describes the following:

•	the objectives of our compensation program;

•	what our compensation program is designed to reward;

•	each element of compensation;

•	why we choose to pay each compensation element;

•	how we determine the amount to pay and, where applicable, the formula with respect to each compensation element;

•	how each compensation element and our decisions regarding that element relate to our overall compensation objectives and affect our decisions regarding other compensation elements; and

•	our consideration of the results of the most recent shareholder advisory vote on the compensation of our Named Executive Officers and any related effect on our executive compensation policies and decisions.

Executive Summary. Our executive compensation program is designed to attract, retain and motivate skilled executives. Based on its review of all of the elements of our executive officers’ compensation, the Compensation Committee found that the compensation paid to our executive officers in 2013 was reasonable in light of market practices and effective in fulfilling the Committee’s compensation objectives, as described below. See “—Compensation Objectives.”

In 2011, the Compensation Committee was required to make changes to our executive compensation program as a result of the Incentive Compensation Prohibition affecting our industry that severely limit the types of, and bases for awarding, compensation to employees of postsecondary education institutions, like us. The ED has defined this prohibition on incentive compensation to include anything of value for services rendered (other than a fixed salary or wage) that is:

•	based in any part, directly or indirectly, on activities engaged in at any point in time through the completion of an educational program for the purpose of enrollment of students for any period of time or the award of financial aid to students; and

•	provided to any employee who undertakes recruiting or admitting of students, makes decisions about and awards federal student financial aid, or has responsibility for any such activities.

The limiting language of the Incentive Compensation Prohibition is very broad and the ED has not provided sufficient guidance on the breadth or scope of the regulations. As a result, we believe that the Incentive Compensation Prohibition can be interpreted to cover all of our employees (including our executive officers) and to prohibit the payment of compensation based on any performance-related metric, including common performance metrics such as earnings, earnings per share and total shareholder return since such metrics are driven by student enrollment and amounts received from financial aid. We reached this conclusion after consulting with regulatory counsel and considering that any alternative conclusion would involve a high level of risk for our company. An institution that is found to be in noncompliance with the Incentive Compensation Prohibition could face significant monetary penalties, limitations on its operations and/or termination of its eligibility to participate in all federal student financial aid programs.

The Compensation Committee determined that, while it would prefer to continue to base executive compensation on performance-related metrics, the risk of violating the Incentive Compensation Prohibition prevented, and will prevent, the Committee from basing compensation amounts or adjustments on individual or company performance after the July 1, 2011 effective date of the Incentive Compensation Prohibition. The Compensation Committee recognized that, while the short- and long-term performance of both the individual executive officers and our company will no longer be used in compensation decisions, such performance will be reviewed by the full Board of Directors when evaluating the continued employment of each executive officer. The Compensation Committee determined that it would continue to be guided by the following objectives in determining the compensation of our executives:

•	competition;

•	alignment with shareholder interests; and

•	focus.

As a result of the prohibition on basing any portion of the executives’ compensation on performance, the Compensation Committee did not establish an annual bonus program for 2013, but it did establish a short-term compensation element based on certain management objectives in 2013. As a result, in order to achieve the objectives noted above, the Compensation Committee used the following compensation elements as part of the 2013 executive compensation program, as described in more detail below under “—Compensation Elements”:

•	base salary;

•	short-term compensation;

•	an annual grant of equity compensation;

•	employee benefits;

•	perquisites; and

•	qualified retirement savings.

Compensation Objectives. The Compensation Committee is guided by the following objectives in determining the compensation of our executives:

•	Competition. The Committee believes that compensation should reflect the competitive marketplace in order for us to attract, retain and motivate talented executives.

•	Alignment with Shareholder Interests. Compensation should include equity-based compensation awards in order to align the executives’ interests with those of our shareholders.

•	Focus. The Committee believes that certain elements of compensation should provide some security to our executives to allow them to continue to focus on our financial and operating results, their individual performance and their job responsibilities.

Compensation Elements. The elements of our compensation program, a description of the purpose of each element and the objectives that each element supports are shown in the table below. See “– Compensation Objectives.”

Compensation Element	Purpose	Link to Compensation Objectives
Base Salary	Fixed cash component used to help us attract, motivate and retain our executives.	• Competition • Focus

Short-Term Compensation	Variable cash component used to help us motivate and retain our executives.	• Competition • Focus

Equity-Based Compensation (e.g., Time-Based Stock Options and/or Restricted Stock Unit Awards)	Used to promote equity ownership by our executives. Aligns the executives’ interests with those of our shareholders.	• Competition • Alignment with Shareholder Interests • Focus

Qualified Retirement Savings (i.e., 401(k) Plan Contributions)	Used to help us provide stable compensation and some security to our executives, in order to help them save for retirement on a tax-deferred basis.	• Competition • Focus

Nonqualified Deferred Compensation	Provided some security to our executives and helped them save a portion of their compensation for retirement on a tax-deferred basis.	• Deferrals and contributions are no longer made under these plans.

Pension Benefits (i.e., Qualified and Nonqualified Retirement Plan Earnings)	Allowed executives to focus on their job responsibilities while employed and provided some security upon retirement.	• Benefit accruals under our pension plans were frozen as of March 31, 2006.

Employee Benefits	Provides stable compensation and some security to our executives, in order to allow them to focus on their job responsibilities.	• Competition • Focus

Perquisites	Used to recognize our executives based on their responsibilities and to help us attract, motivate and retain our executives. Helps our executives focus on their job responsibilities.	• Competition • Focus

Potential Payments Upon Termination of Employment or a Change in Control of Us

Provides for payments in connection with a change in control and/or involuntary termination of employment.

Provides some security to our executives to help them focus on their job responsibilities and to encourage them to remain employed with us during a critical time of a potential change in control.

• Competition • Alignment with Shareholder Interests • Focus

2013 Compensation

Base Salary. Salaries provide a necessary element of stability in the total compensation program and, as such, are not subject to variability. Salaries are set and administered to reflect the value of the job in the marketplace. In February 2013, the Compensation Committee established the salary levels for the Named Executive Officers, that became effective on February 11, 2013, based on a review of:

•	the base salaries of executives in the same or similar positions at the comparator companies that the Committee uses for benchmarking as described under “—Process for Establishing Compensation— Benchmarking”;

•	the area and level of job responsibilities of each executive; and

•	inflationary factors.

The Committee has decided that, until such time, if any, that the ED provides clear and sufficient guidance regarding performance-based salary adjustments under the Incentive Compensation Prohibition, future adjustments to the salary levels of each executive will be based solely on:

•	the base salaries of executives in the same or similar positions at the comparator companies that the Committee uses for benchmarking;

•	the area and level of job responsibilities of each executive; and

•	inflationary factors.

The following table sets forth the annualized base salary information for each of the Named Executive Officers as of February 11, 2013.

Named Executive Officer	2013 Annualized Base Salary	Dollar Increase Over Prior Year	Percentage Increase Over Prior Year
Kevin M. Modany	$800,074	$11,824	1.5%
Daniel M. Fitzpatrick	$400,000	$64,680	19.3	% (1)
Eugene W. Feichtner	$310,108	$4,583	1.5%
June M. McCormack	$276,791	$4,091	1.5%
Glenn E. Tanner	$259,107	$3,829	1.5%

(1)	Based on benchmarking information received from Farient Advisors LLC (“Farient”), the Compensation Committee noted that Mr. Fitzpatrick’s 2012 base salary was lower than the median of the range of the base salaries provided to executives in the same position as Mr. Fitzpatrick at the comparator companies that the Committee used for benchmarking. Since the Committee’s target for the cash portion of executive compensation is the median of the range of cash compensation provided to executives of comparator companies, the Compensation Committee determined to increase Mr. Fitzpatrick’s 2013 base salary at a higher percentage than the increase to the 2013 base salary of the other Named Executive Officers, in order to bring Mr. Fitzpatrick’s base salary closer to the median of the range of the base salaries provided to executives in the same position as Mr. Fitzpatrick at the comparator companies.

Short-Term Compensation. In February 2013, the Compensation Committee established a short-term compensation element for our executive officers that would be payable in early 2014, if certain management objectives (the “2013 Management Objectives”) were accomplished during 2013. The 2013 Management Objectives were not in any way related to the enrollment of students or the award of financial aid to avoid violating the Incentive Compensation Prohibition. Instead, the 2013 Management Objectives consisted of various business objectives that related to certain initiatives that are part of our strategic plan. The 2013 Management Objectives included:

•	obtain requisite authorizations for corporate training, continuing education and/or test preparation courses;

•	obtain requisite authorizations for a variety of allied health programs at the ITT Technical Institutes;

•	obtain requisite authorizations for additional science, technology and/or engineering associate degree programs at the ITT Technical Institutes;

•	obtain requisite authorizations for a dual high school diploma and associate degree at an ITT Technical Institute;

•	create a content mapping construct with respect to all program and course offerings that link each component;

•	design and implement a comprehensive student support services improvement plan;

•	determine the viability of an IT Services Operation at the ITT Technical Institutes; and

•	obtain requisite authorizations for education and/or nursing degree programs at Daniel Webster College.

On January 20, 2014, the Compensation Committee reviewed the results of the 2013 Management Objectives and determined the extent to which each of the 2013 Management Objectives was accomplished by our executive officers in 2013. The Committee assigned zero to five points to each 2013 Management Objective, based on its determination of the extent to which the objective was accomplished. The following table sets forth the maximum short-term compensation percentage associated with each range of the aggregate number of points assigned to the 2013 Management Objectives by the Compensation Committee:

Total Points	Maximum Short-Term Compensation Percentage
36-40	200.0%
31-35	175.0%
26-30	150.0%
21-25	125.0%
16-20	100.0%
11-15	75.0%
6-10	50.0%
0-5	25.0%

Based on the Committee’s determination of the extent to which each of the 2013 Management Objectives was accomplished, the Committee assigned an aggregate of 23 points to the 2013 Management Objectives. That aggregate number of points corresponded to a maximum short-term compensation percentage of 125%, based on the above table.

To determine the maximum short-term compensation amount that an executive officer could receive, the Compensation Committee multiplied the maximum short-term compensation percentage (determined as described above) by a standard short-term compensation percentage of annualized base salary as of December 31, 2013, ranging from 32% to 100%, with the percentage depending on the officer’s position, and then multiplied that result by the officer’s annualized base salary. The following table sets forth the 2013 standard short-term compensation percentage of annualized base salary as of December 31, 2013 for each of the Named Executive Officers:

Named Executive Officer	2013 Standard Short- Term Compensation Percentage of Annualized Base Salary
Kevin M. Modany	100%
Daniel M. Fitzpatrick	65%
Eugene W. Feichtner	60%
June M. McCormack	60%
Glenn E. Tanner	60%

An executive officer’s actual short-term compensation payment, however, could be more or less than the officer’s potential short-term compensation amount as calculated and described above. An executive officer’s actual short-term compensation amount also took into consideration the Compensation Committee’s discretionary assessment of the officer’s individual contribution toward accomplishing each 2013 Management Objective. The Committee did not adjust any of the Named Executive Officers’ 2013 short-term compensation from the amounts calculated as described above.

On January 20, 2014, the Compensation Committee approved the payment of the 2013 short-term compensation amount in cash to each of the Named Executive Officers, as follows:

Named Executive Officer	2013 Short-Term Compensation Payment	2013 Short-Term Compensation Payment as a Percentage of 2013 Annualized Base Salary
Kevin M. Modany	$1,000,093	125.00%
Daniel M. Fitzpatrick	$325,000	81.25%
Eugene W. Feichtner	$232,581	75.00%
June M. McCormack	$207,593	75.00%
Glenn E. Tanner	$194,330	75.00%

Equity-Based Compensation. The Compensation Committee believes that equity-based compensation should be a major component of the total compensation for executives. The Committee believes that the use of equity in the payment of compensation enhances our executives’ commitment to our company over the long-term, because the value of equity-based compensation awards, such as time-based stock options, restricted stock and RSUs, helps align the executives’ interests with those of our shareholders. The type and value of the equity-based compensation awards vary based on the executive’s level and type of responsibilities.

In February 2013, the Compensation Committee reviewed the equity awards granted in 2011 and 2012 to our executives and executives in the same or similar positions at the comparator companies that the Committee uses for benchmarking, and calculated the average percentage that those awards bore to the applicable company’s outstanding common shares. See”—Process for Establishing Compensation—Benchmarking.” The Committee had utilized that information in the prior year to determine the upper quartile range of peer practices based on the percentage of common stock outstanding and to grant equity awards within that range to our executives. In February 2013, the Committee also reviewed the equity grants that had been granted to executives in the same or similar positions at those comparator companies in 2012. The Committee determined that for the 2013 annual equity grant, it would approve an award of the same number of shares to each executive that it had awarded in each of the prior two years (based on the number of shares that would be included in the award if it consisted entirely of a stock option), notwithstanding the fact that, as a result, the 2013 equity grants would not be in the upper quartile range of peer practices, and the total direct compensation of our executives would not be in the upper third of the range of compensation provided to executives of comparator companies. The number of shares to be used for the 2013 grant to Mr. Fitzpatrick was increased, however, from the number awarded to him in each of the prior two years, in order to bring the number of shares awarded to him closer to the median of the range of peer practices based on the percentage of common stock outstanding. The Compensation Committee used a binomial option pricing model to determine the fair value of the stock options that would be included in the awards if they consisted entirely of a stock option, and it decided that each executive would receive one-half of the fair value applicable to that executive in the form of stock options and the other half of that value in RSUs. The number of RSUs to be included in each award were then calculated by dividing one-half of the fair value to be received by the executive by $16.50, the same market price used in the binomial option pricing model.

The Compensation Committee acknowledged that the number of shares available for issuance under the 2006 Equity Compensation Plan was insufficient to make the 2013 stock option and RSU grants to executives that it determined should be made as described above. As a result, the Committee approved the awards on February 19, 2013, but made the awards contingent on our shareholders’ approval of the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (the “Amended 2006 Plan”). Our shareholders approved the Amended 2006 Plan at the 2013 Annual Meeting of Shareholders, and the stock option and RSU awards to our executives were granted on May 9, 2013.

The following table sets forth information about the stock options and RSUs that were granted under the Amended 2006 Plan effective May 9, 2013 to each Named Executive Officer as described above.

	Stock Options				RSUs
Named Executive Officer	Number of Securities Underlying Option Granted		Exercise Price	Expiration Date	Number of RSUs		Grant Date (1)	Date Compensation Committee Took Action (2)
Kevin M. Modany	62,500	(3)	$19.31	05/09/20	28,125	(4)	05/09/13	02/19/13
Daniel M. Fitzpatrick	15,000	(3)	$19.31	05/09/20	6,750	(4)	05/09/13	02/19/13
Eugene W. Feichtner	10,000	(3)	$19.31	05/09/20	4,500	(4)	05/09/13	02/19/13
June M. McCormack	10,000	(3)	$19.31	05/09/20	4,500	(4)	05/09/13	02/19/13
Glenn E. Tanner	10,000	(3)	$19.31	05/09/20	4,500	(4)	05/09/13	02/19/13

(1)	The effective date of the stock option and RSU grants.
(2)	The stock option and RSU grants were approved by the Compensation Committee during a Committee meeting on February 19, 2013, and had an effective grant date of May 9, 2013.
(3)	Nonqualified stock option granted at 100% of the closing market price of a share of our common stock on May 9, 2013, the effective date of the grant. One-third of the option is exercisable on the anniversary date of the grant in each of the years 2014, 2015 and 2016.
(4)	The period of restriction for this RSU grant lapses in thirds on the anniversary date of the grant in each of the years 2014, 2015 and 2016.

2014 Compensation

Base Salary. In January 2014, the Compensation Committee established the salary levels for the Named Executive Officers, that became effective on February 10, 2014, based on a review of:

•	the base salaries of executives in the same or similar positions at the comparator companies that the Committee uses for benchmarking;

•	the area and level of job responsibilities of each executive;

•	inflationary factors; and

•	tenure and industry knowledge and experience.

The following table sets forth the annualized base salary information for each of the Named Executive Officers as of February 10, 2014.

Named Executive Officer	2014 Annualized Base Salary	Dollar Increase Over Prior Year	Percentage Increase Over Prior Year
Kevin M. Modany	$824,076	$24,002	3.0%
Daniel M. Fitzpatrick	$412,000	$12,000	3.0%
Eugene W. Feichtner	$319,411	$9,303	3.0%
June M. McCormack	$285,094	$8,303	3.0%
Glenn E. Tanner	$266,880	$7,773	3.0%

Short-Term Compensation. In March 2014, the Compensation Committee established a short-term compensation element for our executive officers that will be payable in early 2015, if certain management objectives (the “2014 Management Objectives”) are accomplished during 2014. As with the 2013 Management Objectives, the 2014 Management Objectives are not in any way related to the enrollment of students or the award of financial aid to avoid violating the Incentive Compensation Prohibition. Instead, the 2014 Management Objectives consist of various business objectives that relate to certain initiatives that are part of our strategic plan. The 2014 Management Objectives and their relative weightings are as follows:

	Management Objectives	Weight
1.	Obtain requisite state and accrediting commission authorizations for corporate training, continuing education and/or test preparation programs.	20%

2.	Design and implement an operational optimization plan to increase ITT/ESI’s operational efficiencies for the corporation.	20%

3.	Obtain requisite federal, state and accrediting commission authorizations for additional health science, technology and/or engineering programs at the ITT Technical Institutes at both the associate degree and diploma levels.	20%

4.	Improve the 2014 ITT Technical Institute quarterly student evaluation average score.	10%

5.	Revise and begin teaching the six identified high volume, high-impact program courses at the majority of ITT Technical Institute campuses.	10%

6.	Acquire a training company to support strategic initiatives associated with The Center for Professional Development.	10%

7.	Obtain requisite federal, state and accrediting commission authorizations for a dual high school diploma and associate degree program at an ITT Technical Institute.	5%

8.	Obtain requisite federal, state and accrediting commission authorizations for additional nursing programs at the ITT Technical Institutes at both the associate and bachelor degree levels	5%

The determination of the extent to which the 2014 Management Objectives are accomplished by our executive officers will be made by the Compensation Committee in early 2015. The Committee intends to assign one to five points to each 2014 Management Objective, based on the extent to which the Committee determines the objective was accomplished. The number of points assigned to each 2014 Management Objective will be multiplied by the weight associated with that 2014 Management Objective, resulting in a weighted number of points for that 2014 Management Objective. The weighted number of points for all of the 2014 Management Objectives will be added together, resulting in a total number of weighted points. The following table sets forth the maximum short-term compensation percentage that is associated with the total number of weighted points that are assigned to the 2014 Management Objectives by the Compensation Committee:

Total Weighted Points	Maximum Short-Term Compensation Percentage
4.76 - 5.00	200.0%
4.51 - 4.75	187.5%
4.26 - 4.50	175.0%
4.01 - 4.25	162.5%
3.76 - 4.00	150.0%
3.51 - 3.75	137.5%
3.26 - 3.50	125.0%
3.01 - 3.25	112.5%
2.76 - 3.00	100.0%
2.51 - 2.75	87.5%
2.26 - 2.50	75.0%
2.01 - 2.25	62.5%
1.76 - 2.00	50.0%
1.51 - 1.75	41.7%
1.26 - 1.50	33.3%
1.00 - 1.25	25.0%

To determine the maximum short-term compensation amount that an officer may receive, the maximum short-term compensation percentage (determined as described above) will be multiplied by a standard short-term compensation percentage of annualized base salary as of December 31, 2014, ranging from 32% to 100%, with the percentage depending on the officer’s position, and the result will be multiplied by the officer’s annualized base salary. The following table sets forth the 2014 standard short-term compensation percentage of annualized base salary as of December 31, 2014 for each of the Named Executive Officers:

Named Executive Officer	2014 Standard Short- Term Compensation Percentage of Annualized Base Salary
Kevin M. Modany	100%
Daniel M. Fitzpatrick	65%
Eugene W. Feichtner	60%
June M. McCormack	60%
Glenn E. Tanner	60%

An executive officer’s actual short-term compensation payment, however, may be more or less than the officer’s potential short-term compensation as calculated as described above. An executive officer’s actual short-term compensation amount will be based on the Compensation Committee’s discretionary assessment of the officer’s individual contribution toward accomplishing each 2014 Management Objective. Any 2014 short-term compensation payment will be made in cash. The Compensation Committee may, in its sole discretion, modify the terms of the short-term compensation element at any time before it is paid.

Equity-Based Compensation. In January 2014, the Compensation Committee reviewed market information regarding the form and grant value of equity awards granted at comparator companies and companies in the survey data provided by Towers Watson & Co. (“Towers Watson”). The Committee determined to continue its practice of granting equity awards to executives in an amount that had been based on the upper quartile range of peer practices based on the percentage of common stock outstanding when that analysis was conducted in 2011. As a result, for the 2014 annual equity grant, the Committee approved an award of the same number of shares to each executive that it had awarded in each of the prior three years, except in the case of Mr. Fitzpatrick, who was awarded the same number of shares as in the prior year, notwithstanding the fact that, due to changes in the price of our common stock, the grant value of the 2014 equity awards would not be in the upper quartile range of current peer practices.

The following table sets forth information about the stock options and RSUs that were granted under the Amended 2006 Plan effective February 4, 2014 to each Named Executive Officer as described above.

	Stock Options				RSUs
Named Executive Officer	Number of Securities Underlying Option Granted		Exercise Price	Expiration Date	Number of RSUs		Grant Date (1)	Date Compensation Committee Took Action (2)
Kevin M. Modany	62,500	(3)	$27.94	02/04/21	28,125	(4)	02/04/14	01/20/14
Daniel M. Fitzpatrick	15,000	(3)	$27.94	02/04/21	6,750	(4)	02/04/14	01/20/14
Eugene W. Feichtner	10,000	(3)	$27.94	02/04/21	4,500	(4)	02/04/14	01/20/14
June M. McCormack	10,000	(3)	$27.94	02/04/21	4,500	(4)	02/04/14	01/20/14
Glenn E. Tanner	10,000	(3)	$27.94	02/04/21	4,500	(4)	02/04/14	01/20/14

(1)	The effective date of the stock option and RSU grants.
(2)	The stock option and RSU grants were approved by the Compensation Committee during a Committee meeting on January 20, 2014, and had an effective grant date of February 4, 2014.
(3)	Nonqualified stock option granted at 100% of the closing market price of a share of our common stock on February 4, 2014, the effective date of the grant. One-third of the option is exercisable on the anniversary date of the grant in each of the years 2015, 2016 and 2017.
(4)	The period of restriction for this RSU grant lapses in thirds on the anniversary date of the grant in each of the years 2015, 2016 and 2017.

Other Elements of Compensation

Retirement Plans

Qualified Retirement Savings. Our executives participate in our ESI 401(k) Plan, a qualified defined contribution plan, that is designed to provide substantially all of our employees with a tax-deferred, long-term savings vehicle. See “– Equity Compensation and Qualified Savings Plans – ESI 401(k) Plan.”

Nonqualified Deferred Compensation. Due to federal limitations that preclude our highly-compensated employees from fully participating in the ESI 401(k) Plan, we established the ESI Excess Savings Plan, an unfunded, nonqualified deferred compensation plan for a select group of our management, including executive officers. We froze the ESI Excess Savings Plan, effective for plan years beginning on and after January 1, 2008, such that executives may no longer make elective deferrals and we no longer make contributions under the ESI Excess Savings Plan. Amounts previously credited to an executive under the ESI Excess Savings Plan, however, continue to accrue interest in accordance with the terms of the ESI Excess Savings Plan until those amounts are distributed pursuant to the plan’s terms. See “– Nonqualified Deferred Compensation Plans – ESI Excess Savings Plan.”

In addition, we established the ESI Executive Deferred Bonus Compensation Plan (the “Deferred Bonus Plan”), an unfunded, nonqualified deferred compensation plan, for a select group of our management and highly-compensated employees, including the Named Executive Officers. The Deferred Bonus Plan allows eligible employees to defer payment of all or a portion of his or her annual bonus compensation and to earn interest on any annual bonus compensation payable in the form of cash and deferred under the plan. Since the Committee did not establish an annual bonus award component of executive compensation for 2013, executives did not receive any compensation that they could elect to defer under the Deferred Bonus Plan with respect to 2013. See “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.”

The terms of the ESI Excess Savings Plan and the Deferred Bonus Plan, including the interest rate on the earnings on the Named Executive Officers’ account balances under each plan, are based on common and typical terms and types of nonqualified deferred compensation plans that had been adopted by other publicly traded companies at the time that we adopted those plans.

Pension Benefits. Pension benefits provide retirement compensation that is based on the salary and bonus compensation paid to the employee during his or her employment. We froze the benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan for all participants in the plans on March 31, 2006, such that no further benefits accrue under those plans after March 31, 2006. Participants do, however, continue to be credited with vesting service and interest credits according to the terms of those plans. See “– Pension Plans – ESI Pension Plan” and “– ESI Excess Pension Plan.”

Employee Benefits and Perquisites

Employee Benefits. All of our executives are eligible to participate in our employee benefits, which include medical and dental benefits, vision insurance, life insurance, flexible spending account, tuition reimbursement, disability insurance, vacation leave, sick leave, bereavement leave, ITT Technical Institute tuition discounts and an employee assistance program that can help employees find answers to various kinds of personal concerns by offering consultation, support, information, planning and referrals. The employee benefits are generally available on a non-discriminatory basis to all full-time and part-time regular employees.

Perquisites. We also provide limited perquisites to our executives, including the Named Executive Officers, that vary based on the executive’s level. The perquisites include use of a company car for our Chief Executive Officer only, a tax return preparation and financial planning allowance, tickets to sporting, theater and other events, enhanced disability benefits, an annual physical examination, reimbursement for certain commuting expenses and relocation assistance for newly-hired executive officers from outside the Indianapolis metropolitan area whom we ask to relocate. The value and type of perquisites made available to our executives are based on the value and type of perquisites that had been made available to executives at other publicly-traded companies at the time that we began making those perquisites available, and at the time of each subsequent annual review by the Compensation Committee of those perquisites. The Compensation Committee believes that the limited perquisites assist in furthering the objectives of attracting, retaining and motivating executives, as well as helping our executives focus on their job responsibilities. The Compensation Committee also believes that our executives value the perquisites provided to them and, given that the cost to us of the perquisites is not significant, the Committee has determined to continue providing these perquisites to our executives.

The perquisites that we provided to our Named Executive Officers in 2013 are disclosed in the Summary Compensation Table and footnotes thereto. See “– Summary Compensation Table.” In January 2014, the Compensation Committee approved the value and type of perquisites to be provided in 2014 to the Named Executive Officers, which are consistent with the value and type of perquisites provided to them in 2013. The aggregate incremental cost to us in 2014 for providing all of the 2014 perquisites to the Named Executive Officers is not expected to exceed $150,000.

Potential Payments Upon Termination of Employment or a Change In Control of Us

Senior Executive Severance Plan. Our executive officers, including the Named Executive Officers, participate in the ITT Educational Services, Inc. Senior Executive Severance Plan (the “Senior Executive Severance Plan”), which provides for severance benefits if:

•	we terminate the executive’s employment, other than for cause, or when the executive terminates his or her employment for good reason, in each case within two years after the occurrence of a change in control of us; or

•	we terminate the executive’s employment, other than for cause, if a change in control of us is imminent.

The benefits vary depending on the executive’s level and include, among other things, two or three times the executive’s base salary and bonus and a stipend equal to two or three times the annual cost of certain employee benefits. See “– Potential Payments Upon Termination or Change in Control – Senior Executive Severance Plan.”

The Compensation Committee believes that a change in control transaction, or potential change in control transaction, would create uncertainty regarding the continued employment of our executives. This is because many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executives to remain employed with us during an important time when their continued employment in connection with or following a transaction is often uncertain and to help keep our executives focused on our business rather than on their personal financial security, we believe that providing certain of our executives with severance benefits upon the specified terminations of employment is in the best interests of our company and our shareholders.

The benefits under the Senior Executive Severance Plan are not payable merely because a change in control transaction occurs or is imminent. Instead, payment of the severance benefits is only triggered if a change in control has occurred or is imminent and certain types of termination of employment occur within certain limited time periods. The Compensation Committee has determined that this “double trigger” requirement is appropriate and reasonable.

If benefits are triggered under the Senior Executive Severance Plan, our Chief Executive Officer would be entitled to payments under the “three times” multiplier and the other covered executives would be entitled to payments under the “two times” multiplier. Our Chief Executive Officer would also be entitled to certain benefits that would not be available to the other covered executives, including that our Chief Executive Officer would receive a tax gross-up payment on any excise taxes and that his severance benefits would not be limited in the event of the imposition of an excise tax. The Compensation Committee believes that our Chief Executive Officer should receive the higher multiplier and the enhanced benefits given his high level of responsibility and the substantial duties that he has with us, as well as the fact that it is common market practice for a chief executive officer to receive a higher level of severance benefits than other executive officers.

The amount and type of severance pay made available to our executive officers are based on common and typical amounts and types of severance pay that were made available to executives by other publicly-traded companies at the time that these benefits were determined.

Other Plans. In addition, awards granted under our equity compensation plans and all or a portion of the contributions, benefits and earnings under our qualified savings plan, nonqualified deferred compensation plans and pension plans may vest and/or become payable to the participating employees, including the Named Executive Officers, if the participating employee’s employment terminates in certain situations or we undergo a change in control. See “– Potential Payments Upon Termination or Change In Control.” The accelerated vesting and payments are useful in providing security to our executives and helps them to focus on their job responsibilities, instead of the safety of compensation that they have previously been awarded or paid. Further, the accelerated vesting of equity compensation awards upon a change in control:

•	provides employees with the same opportunities as shareholders, who are free to sell their equity at the time of the change in control event and thereby realize the value created at the time of the transaction;

•	ensures that employees do not have the fate of their outstanding equity tied to the future success of the new and different company that results from the change in control;

•	can be a strong retention device during change in control discussions, particularly for those employees whose equity represents a significant portion of their total pay package; and

•	treats all employees the same regardless of their employment status after the transaction.

Process for Establishing Compensation. The Compensation Committee of our Board of Directors has overall responsibility and authority for approving and evaluating the compensation programs and policies pertaining to our executives and Directors. Each year, the Compensation Committee reviews all elements of all of our executive officers’ compensation and the internal pay equity of our Chief Executive Officer’s compensation compared to our other executive officers’ compensation. The Compensation Committee also annually reviews the tally of total compensation of our executives in order to determine that the amount of compensation is within appropriate competitive parameters. The tally information is not, however, a key factor in the Committee’s current compensation decisions, because the tally information is reflective of past competitive market practice.

The Compensation Committee has met, and will continue to meet, in executive sessions which are not attended by any of our employees. The Committee regularly reports its activities to our Board of Directors.

When making executive compensation decisions, the Compensation Committee also considers, for all executives other than our Chief Executive Officer, the recommendation of our Chief Executive Officer. Our Chief Executive Officer recommends salary levels, short-term compensation amounts, equity-based compensation awards and perquisites for our other executives based on their salary grade level. Our Chief Executive Officer’s compensation is determined solely by the Compensation Committee with the assistance of the Committee’s independent compensation consultant. The Compensation Committee applies the same principles for executive compensation in determining our Chief Executive Officer’s compensation that it applies in determining the compensation of our other executive officers. The Compensation Committee has established a higher level of compensation for our Chief Executive Officer than the levels for our other executive officers, due to:

•	the high level of responsibility that he has with us;

•	the substantial duties and responsibilities that he has to us; and

•	the fact that the market and comparator compensation information demonstrates higher levels of compensation for chief executive officers both within and outside of our industry.

Independent Compensation Consultant. The Compensation Committee directly retains consultants from independent compensation consulting firms to provide advice on aspects of our executive and Director compensation programs. The Committee requests written reports and holds meetings with the consultants, which are not attended by any of our employees, in order to obtain independent opinions on compensation proposals. The independent compensation consultants help the Committee determine the amount and, where applicable, the formula for each element of the compensation program for each executive. The independent compensation consultants also assist the Committee in selecting the companies used for benchmarking and comparison purposes. The Compensation Committee retained the independent compensation consulting firm Farient to advise it on 2013 compensation determinations and retained the independent compensation consulting firm Towers Watson in the later part of 2013 to advise it on 2014 compensation determinations.

Determinations. In determining and recommending the compensation of our executives, the Compensation Committee consults with its independent compensation consulting firms and, along with our Chief Executive Officer, makes assessments after deliberate and thorough review and consideration of various factors. In 2013 and 2014, these factors included:

•	the competitive marketplace and, in particular, how the level of an executive’s compensation compares with the compensation paid to executives in the same or similar positions and with similar responsibilities at comparator companies;

•	the level and area of job responsibilities of the executive;

•	inflationary factors; and

•	tenure and industry knowledge and experience.

In January 2013, the Compensation Committee met in executive session to review a tally of the total compensation received by each of the executive officers in 2012 and information provided by Farient. The Committee noted that there had not been any clarification by the ED regarding the types of compensation that are prohibited and which activities and employees are covered by the Incentive Compensation Prohibition and, therefore, it would continue to avoid basing executive compensation on performance-related metrics. In February 2013, the Committee determined to continue the short-term compensation element of executive compensation, and it established the management objectives for 2013 under such element. See “—Compensation Elements—2013 Compensation—Short-Term Compensation.”

In January 2014, the Compensation Committee met in executive session to review a tally of the total compensation received by each of the executive officers in 2013 and information provided by Towers Watson. The Committee noted that there still had not been any clarification regarding the types of compensation that are prohibited and which activities and employees are covered by the Incentive Compensation Prohibition and, therefore, it would continue to avoid basing executive compensation on performance-related metrics. In January 2014, the Committee determined to continue the short-term compensation element of executive compensation, and it established the management objectives for 2014 under such element. See “—Compensation Elements—2014 Compensation—Short-Term Compensation.”

Shareholder Feedback. In October 2013 and January 2014, the Compensation Committee considered the fact that, at the 2013 Annual Meeting of Shareholders, our shareholders approved the compensation paid to our Named Executive Officers as disclosed in the Proxy Statement for our 2013 Annual Meeting, and that the votes cast for that advisory proposal totaled approximately 54% of the shares represented at the 2013 Annual Meeting. The Committee also considered discussions that our Chairman and Chief Executive Officer had prior to the 2013 Annual Meeting with certain of our shareholders that own a significant percentage of our common stock regarding our executive compensation program and any concerns that such shareholders had related to it. Our Chairman and Chief Executive Officer was told by some of those shareholders that while they would prefer that we base executive compensation on performance-related metrics, as we did prior to 2011, they understand that we have concluded that to do so would present a significant risk of violating the Incentive Compensation Prohibition. Despite understanding these limitations on our executive compensation program, some of those shareholders may be required to follow formulaic internal or external voting guidelines and, therefore, may be forced to cast a vote against our executive compensation proposal when otherwise they may not have. In addition, some of the shareholders expressed their support for the Compensation Committee’s objective that the compensation of executives be reflective of the competitive marketplace in an effort to attract, retain and motivate talented executives. None of the shareholders that our Chairman and Chief Executive Officer talked to identified any other areas of concern related to our executive compensation program. The Compensation Committee evaluated the feedback received from these shareholders and the results of the 2013 advisory vote on compensation, and reiterated that it too would prefer to include performance-based metrics in our executive compensation program, but that the risk of violating the Incentive Compensation Prohibition is too high. As a result, the Committee determined that it is not able to make changes to the program at this time to address concerns related to the lack of performance-based metrics. The Committee noted that it continues to monitor the ED for any guidance that might reduce the risk of certain types of performance-based compensation violating the Incentive Compensation Prohibition.

Equity-Based Compensation. The Compensation Committee is responsible for determining equity-based compensation paid to our executives. All equity-based compensation awards to our executives at the Senior Vice President level and above are granted exclusively by our Compensation Committee. The Compensation Committee has delegated limited authority to our Chief Executive Officer to grant equity-based compensation awards to our newly-hired executives below the Senior Vice President level and other key employees.

Equity-based compensation is granted to our executives and other key employees under the following circumstances:

•	the Compensation Committee has typically made grants to our executives and other key employees annually during its first regularly scheduled meeting of the calendar year, which grants become effective prospectively;

•	the Compensation Committee has typically made grants to our newly-hired executives at the Senior Vice President level and above at a Committee meeting occurring either:

•	prior to the date that the executive’s employment with us begins, in which case the effective date of the grant is typically the executive’s first day of employment with us but, if the markets are closed on that day, is the next subsequent day that the markets are open; or

•	after the executive’s employment with us begins, in which case the effective date of the grant is the date of the Committee meeting or a subsequent date specified by the Committee at its meeting; and

•	pursuant to authority delegated to him by the Compensation Committee, our Chief Executive Officer typically grants equity-based compensation to our newly-hired executives below the Senior Vice President level and other key employees on the newly-hired employee’s first day of employment with us.

In each of the above circumstances, the exercise price of any stock option granted is the closing market price of a share of our common stock on the effective date of the stock option grant. In addition, the number of any RSUs or shares of restricted stock is either determined prior to the effective date of grant or is based on the closing market price of a share of our common stock on the effective date of the RSU or restricted stock grant.

We do not time our release of material non-public information for the purpose of affecting the value of our executives’ compensation, nor do we time our grants of equity-based compensation to take advantage of material non-public information. Nevertheless, our process for granting equity-based compensation (as described above) may result in equity-based compensation, including stock options, being granted to our executives and other key employees at times when our Board of Directors or the Compensation Committee is in possession of material non-public information about us. This possibility is not taken into account in determining whether to make the equity-based compensation awards or the amount or value of those awards.

Benchmarking. The Compensation Committee believes that compensation decisions are complex and should be made after a review of the compensation levels paid to executives in the same or similar positions at other comparator companies. Although the Compensation Committee does not rely solely on benchmarking to determine any element of compensation or overall compensation, the Compensation Committee does believe that compensation data are important to the decisions made regarding the competitive positioning of the Company’s compensation levels.

In setting and administering the compensation program and policies for our executives, the Committee attempts to target:

•	the cash portion of the compensation of our executives to the median of the range of the cash compensation provided to executives of comparator companies, based on the dollar amount of such compensation; and

•	the equity-based compensation of our executives not to exceed the upper quarter of the range of equity-based compensation provided to executives of comparator companies, based on the number of shares awarded as a percentage of the number of shares outstanding.

This is intended to result in targeting the overall total direct compensation of our executives to the upper third of the range of compensation provided to executives of comparator companies. The Committee targets the upper third of the range, because it believes that part of the range will help us attract and retain a higher than average level of executive.

The companies used for the comparisons vary from time to time. For 2013 compensation determinations, the Compensation Committee benchmarked the appropriateness and competitiveness of our executive compensation program against a market composite that consisted of 13 companies in our industry and a subset of six of those market comparator companies that were selected by Farient based on their size, type of operations and longevity in the industry. The 13 companies in our industry that were used included:

• American Public Education, Inc.;	• Education Management Corporation;

• Apollo Education Group, Inc.;	• Grand Canyon Education, Inc.;

• Bridgepoint Education, Inc.;	• Learning Tree International, Inc.;

• Capella Education Company;	• Lincoln Educational Services Corporation;

• Career Education Corp.;	• Strayer Education, Inc.; and

• Corinthian Colleges, Inc.;	• Universal Technical Institute, Inc.

• DeVry Education Group, Inc.;

The six companies that were included in the industry subset were as follows:

• Apollo Education Group, Inc.;	• DeVry Education Group, Inc.;

• Career Education Corp.;	• Education Management Corporation; and

• Corinthian Colleges, Inc.;	• Strayer Education, Inc.

In order to provide benchmark data for executive positions not included in proxy materials, the Compensation Committee also reviewed compensation information in connection with its 2013 compensation determinations that is contained in the:

•	2011 Mercer Executive Compensation Database, which consists of a broad market survey of companies that generated between $1 billion and $2.5 billion in annual revenue; and

•	2012 Towers Watson General Industry Top Management Compensation Report, which consists of a broad market survey of companies that generated between $500 million and $2.5 billion in annual revenue.

For 2014 compensation determinations, the Compensation Committee reviewed compensation information provided by Towers Watson and contained in the 2013/2014 Towers Watson Compensation DataBank (“Towers Watson Survey”) and the 2013/2014 Mercer Executive Compensation Database (“Mercer Survey”). The Towers Watson Survey consisted of 241 companies with less than $3 billion in annual revenue. The Mercer Survey consisted of 445 companies. The Compensation Committee did not select specific companies from among the survey participants. Information from the surveys was adjusted to our company’s size by using regression analysis to reflect each executive’s scope of revenue responsibility.

Additionally, our Compensation Committee used information from proxy statements of a company-specific peer group as a supplement to the general industry published survey data, which remains a primary data source given the similarity in size to our company of the companies included. The proxy peer group data was primarily used for the Chief Executive Officer and Chief Financial Officer positions, because these positions are most directly comparable to the positions at our company. The proxy peer group companies were used for industry financial comparison purposes and as a source of data for compensation plan design characteristics. In consultation with Towers Watson, the Compensation Committee considered the following characteristics in choosing which companies to include in the peer group:

•	U.S.-based companies that either compete with our company for market share or operate in similar industries as our company;

•	competitors for senior executive talent;

•	revenue and market capitalization; and

•	the degree to which certain companies list our company as a compensation peer.

As part of its engagement, Towers Watson reviewed the peer group used in 2013 and Towers Watson recommended, and the Compensation Committee approved, the following changes to the peer group:

•	removed Learning Tree International, Inc., due to its revenue size relative to our company; and

•	added K12 Inc., because of its industry alignment and size relative to our company.

As a result, the Compensation Committee reviewed proxy data obtained from proxy materials of the following 13 companies in our industry:

• American Public Education, Inc.;	• Education Management Corporation;

• Apollo Education Group, Inc.;	• Grand Canyon Education, Inc.;

• Bridgepoint Education, Inc.;	• K12 Inc.;

• Capella Education Company;	• Lincoln Educational Services Corporation;

• Career Education Corp.;	• Strayer Education, Inc.; and

• Corinthian Colleges, Inc.;	• Universal Technical Institute, Inc.

• DeVry Education Group, Inc.;

Additional Compensation Matters.

Clawback, Stock Ownership and Hedging Policies. We do not have any policies regarding automatic adjustment or recovery of compensation paid or awarded to our executives in the event any of the performance measures upon which that compensation was paid or awarded are restated or adjusted, such that the compensation paid or awarded would have been less under the restated or adjusted performance measures.

We do not impose any specific equity or security ownership requirements on our executives. We believe that the equity-based compensation paid to our executives serves to align their interests with those of our shareholders. We believe that it is improper and inappropriate for any employee or Director to engage in short-term or speculative transactions involving our securities. It is our policy that our executives and Directors are prohibited from purchasing or selling any publicly traded options for our securities, including the trading of any call or put, the writing of any call or put, hedging or the use of collars.

The Impact of Accounting and Tax Treatments on the Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”) limits the allowable deduction for compensation paid or accrued with respect to the chief executive officer and each of the three other most highly compensated executive officers (other than the chief financial officer) of a publicly held corporation to no more than $1 million per year. This limitation does not apply to compensation that meets the requirements under Section 162(m) and the regulations promulgated thereunder for “qualified performance-based” compensation. Our equity-based compensation plans have been approved by our shareholders and include a fixed limit on the number of stock options that may be granted to any individual in any given year, and the exercise price is based on the fair market value of our stock on the date of grant. As a result, any future gains that may be realized on the stock options granted under our equity-based compensation plans would be exempt from the $1 million limit on deductible compensation under Section 162(m). RSUs granted under our equity compensation plans, however, are subject to the 162(m) deduction limitation because the vesting of those RSUs is based on the passage of time instead of performance conditions. Further, the Committee’s ability to maximize the tax deductibility of other forms of compensation beginning July 1, 2011 is limited by the Incentive Compensation Prohibition, because those regulations can be reasonably interpreted to prohibit the payment of performance-based compensation.

Section 409A of the IRC provides certain requirements for deferred compensation arrangements. Those requirements, among other things, limit flexibility with respect to the time and form of payment of deferred compensation. If a payment or award constitutes deferred compensation subject to Section 409A and the applicable requirements are not satisfied, the recipient could be subject to tax on the award and all other deferred compensation of the same type, and an additional 20% tax and interest at the underpayment rate plus 1%, at the time the legally binding right to the payment or award arises or, if later, when that right ceases to be subject to a substantial risk of forfeiture. Payments or awards under our plans and arrangements either are intended to not constitute “deferred compensation” for Section 409A purposes (and will thereby be exempt from Section 409A’s requirements) or, if they constitute “deferred compensation,” are intended to comply with the Section 409A statutory provisions and final regulations.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with our management. Based on that review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our Proxy Statement for our 2014 Annual Meeting of Shareholders for filing with the U.S. Securities and Exchange Commission.

Compensation Committee
John F. Cozzi
James D. Fowler, Jr.
Samuel L. Odle
John A. Yena, Chair

Compensation-Related Risk Assessment

Our Compensation Committee conducted an assessment of the risks related to our compensation policies and practices in January 2014. In conducting this assessment, the Compensation Committee noted several features of our compensation programs that reduce the likelihood of excessive risk-taking, including the following:

•	We have established internal controls, enterprise risk management and a compliance program to discourage and identify any excessive risk-taking by our employees.

•	There is a balanced mix of cash, equity, annual and longer-term components in the compensation program for our executives.

•	Due to the Incentive Compensation Regulations, our compensation programs are not based on the performance of our employees.

•	While our short-term compensation element is based on certain management objectives for a particular year:

•	the maximum short-term compensation percentage is capped at 200% of the standard short-term percentage of our executives’ annualized base salary, to protect against disproportionately large shorter-term incentives;

•	the Compensation Committee has substantial discretion on which to base the actual amount of the short-term compensation payments, including the ability to consider and reduce a payment amount if the Committee determines that an executive caused us to incur unnecessary or excessive risk;

•	the management objectives include many different business objectives that are company-wide objectives, as opposed to individual objectives, which encourage decision-making that is in the best long-term interests of our company and shareholders; and

•	the management objectives are not unreasonable or clearly unattainable without excessive risk-taking.

•	A significant portion of our executives’ total compensation consists of equity-based long-term awards, most of which vest over a period of three years, which encourages our executives to focus on sustaining our long-term interests. The equity grants are also made annually, so executives always have unvested awards that could decrease in value if our business is not managed for the long term.

•	Some of our non-executive employees are eligible to receive equity awards. For those non-executive employees who are eligible to receive equity awards, the equity awards encourage those employees to focus on our long-term interests.

Based on these factors, the Compensation Committee believes that our compensation policies and practices encourage behaviors that are aligned with our long-term interests, and that numerous factors, such as the lack of performance-related incentives, dissuade our employees from taking risks for short-term gain. As a result, the Compensation Committee determined that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers for each of our last three completed fiscal years.

Summary Compensation Table for Fiscal Years 2013, 2012 and 2011

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards(4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Non- qualified Deferred Compensation Earnings (6)	All Other Compensation(7)	Total (8)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin M. Modany Chief Executive Officer	2013	$798,596	$0	$543,094	$572,500	$1,000,093	$3,011	$55,333	$2,972,627
	2012	$788,250	$985,313	$4,962,439	$1,960,000	$0	$10,857	$56,525	$8,763,384
	2011	$783,438	$1,153,500	$788,308	$3,612,500	$0	$10,664	$64,044	$6,412,454

Daniel M. Fitzpatrick Executive Vice President, Chief Financial Officer	2013	$391,915	$0	$130,343	$137,400	$325,000	$0	$19,468	$1,004,126
	2012	$334,905	$272,448	$930,556	$344,960	$0	$0	$15,722	$1,898,591
	2011	$330,000	$324,000	$381,101	$476,850	$0	$0	$15,976	$1,527,927

Eugene W. Feichtner Executive Vice President and President, ITT Technical Institute Division	2013	$309,535	$0	$86,895	$91,600	$232,581	$214	$10,949	$731,774
	2012	$305,147	$229,144	$846,903	$313,600	$0	$61,046	$11,454	$1,767,294
	2011	$300,625	$295,000	$481,983	$289,000	$0	$75,601	$11,499	$1,453,708

June M. McCormack Executive Vice President and President, Online Division	2013	$258,596	$0	$86,895	$91,600	$207,593	$0	$10,794	$655,478
	2012	$272,363	$204,525	$744,760	$313,600	$0	$0	$12,322	$1,547,570
	2011	$268,250	$263,000	$762,897	$0	$0	$0	$13,145	$1,307,292

Glenn E. Tanner Executive Vice President, Chief Marketing Officer	2013	$258,628	$0	$86,895	$91,600	$194,330	$732	$8,741	$640,926
	2012	$254,956	$191,459	$733,411	$313,600	$0	$21,105	$10,534	$1,525,065
	2011	$251,025	$246,600	$752,552	$0	$0	$28,779	$9,484	$1,288,440

(1)	Amounts shown represent the dollar value of base salary earned during each of the years indicated.

(2)	Amounts shown represent the dollar value of discretionary bonus amounts earned in the stated year. Under Item 402(a) of Regulation S-K under the Exchange Act, any bonus award that is paid above the amounts earned by the Named Executive Officer under, or that is otherwise paid to the Named Executive Officer without regard to, pre-established targets is to be reported in this column. The amounts earned under pre-established targets are reported in column (g), “Non-Equity Incentive Plan Compensation,” of the Summary Compensation Table. The amounts shown in this column for 2012 consist of amounts paid under the short-term compensation element of our executive compensation, based on certain management objectives for 2012 (the “2012 Management Objectives”). In December 2012, the Compensation Committee decided to assign zero to five points to each 2012 Management Objective based on the extent to which it was accomplished, instead of the previously-established determination to assign five points to each 2012 Management Objective only if it was fully accomplished. This change resulted in these payments being included in this column instead of in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The amounts shown in this column for 2011 consist of a special bonus that was paid to our executives in June 2011. The Compensation Committee approved the special bonuses in December 2010, to be paid to our executives who were still employed by us on June 27, 2011, in order to help motivate and retain those executives, as well as to recognize their extraordinary efforts during a particularly difficult regulatory and legislative environment affecting us and our industry.
(3)	Amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of all awards of stock granted to the Named Executive Officer in the year indicated. For 2011, amounts shown include grants of RSUs that settled in cash and grants of RSUs that settle in shares of our common stock. To determine the grant date fair value of stock awards, we use the closing market price of a share of our common stock on the effective date of the stock award. The amounts ultimately realized by the Named Executive Officers from the stock awards will depend on the price of our common stock in the future and may be quite different from the values shown.
(4)	Amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of all awards of stock options granted to the Named Executive Officer in the year indicated. The option awards relate solely to shares of our common stock. None of the Named Executive Officers has received any stock appreciation rights (“SARs”) from us. We did not adjust or amend the exercise price of any options previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means (such as a repricing), or otherwise materially modify such awards, during any of the years indicated. We used a binomial option pricing model to determine the grant date fair value of the stock options granted in each of the years indicated, which takes into account the variables defined below:

•	“Volatility” is a statistical measure of the extent to which the stock price is expected to fluctuate during a period and combines our historical stock price volatility and the implied volatility as measured by actively traded stock options.

•	“Expected life” is the weighted average period that those stock options are expected to remain outstanding, based on the historical patterns of our stock option exercises, as adjusted to reflect the current position-level demographics of the stock option grantees.

•	“Risk-free interest rate” is based on interest rates for terms that are similar to the expected life of the stock options.

•	“Dividend yield” is based on our historical and expected future dividend payment practices.

The following table sets forth the assumptions supporting those variables that were used to determine the values reported with respect to the stock options granted to the Named Executive Officers in each of the years indicated:

	Assumptions Associated with Stock Options Granted In
	2013	2012	2011
Volatility	60%	51%	48%
Expected life (in years)	4.6	4.5	4.7
Risk-free interest rate	0.7%	0.7%	1.8%
Dividend yield	None	None	None

The amounts ultimately realized by the Named Executive Officers from the option awards will depend on the price of our common stock in the future and may be quite different from the values shown.

(5)	Amounts shown represent the dollar value of all amounts earned for services performed during each of the years indicated pursuant to awards under non-equity incentive plans. There were no earnings on any outstanding non-equity incentive plan awards during any of the years indicated. The amounts reported in this column for 2013 consist of amounts earned under the short-term compensation element of our executive compensation, based on the 2013 Management Objectives, and paid in 2014. Under Item 402(a) of Regulation S-K under the Exchange Act, our short-term compensation element is defined to be non-equity incentive plan compensation, instead of bonus compensation, to the extent that the outcome with respect to the relevant targets under our management objectives was substantially uncertain at the time the targets were established by the Compensation Committee and communicated to the participants. As a result, our short-term compensation element is intended to serve as an incentive to obtain results over a specified fiscal year, which caused it to be reported in this column. Amounts shown in this column include any portion of the award that may have been deferred by the Named Executive Officers under the Deferred Bonus Plan. See “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.”
(6)	Amounts shown consist of:

•

the aggregate change in actuarial present value of the Named Executive Officer’s accumulated benefit on an annualized basis under all defined benefit and actuarial pension plans (including supplemental plans) from December 31 of the prior completed fiscal year to December 31 of the covered fiscal year, except that with respect to the 2013 aggregate change in actuarial present value for all Named Executive Officer participants, that aggregate change was a negative number (see table below), and therefore in accordance with the SEC rule, that negative change is not included in the amount reported in this column or in the “Total” column; and

•	the above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, including such earnings on nonqualified defined contribution plans.

The aggregate change in actuarial present value of the Named Executive Officer’s accumulated benefit on an annualized basis under each of the following plans is presented in the table below:

•	the Retirement Plan for Salaried Employees of ITT Corporation (the “Old Pension Plan”), a non-contributory defined benefit pension plan;

•	the ESI Pension Plan, a cash balance defined benefit plan; and

•	the ESI Excess Pension Plan, an unfunded, nonqualified retirement plan.

See “– Pension Plans.”

Named Executive Officer	Old Pension Plan Aggregate Change in Present Value of Accumulated Benefit	ESI Pension Plan Aggregate Change in Present Value of Accumulated Benefit	ESI Excess Pension Plan Aggregate Change in Present Value of Accumulated Benefit	Total
Kevin M. Modany
2013	$0	$(1,612)	$(2,078)	$(3,690)
2012	$0	$3,619	$4,667	$8,286
2011	$0	$3,905	$5,034	$8,939
Daniel M. Fitzpatrick
2013	$0	$0	$0	$0
2012	$0	$0	$0	$0
2011	$0	$0	$0	$0
Eugene W. Feichtner
2013	$(36,285)	$11,788	$2,893	$(21,604)
2012	$46,795	$11,286	$2,782	$60,863
2011	$61,583	$11,091	$2,803	$75,477
June M. McCormack
2013	$0	$0	$0	$0
2012	$0	$0	$0	$0
2011	$0	$0	$0	$0
Glenn E. Tanner
2013	$(21,737)	$12,176	$0	$(9,561)
2012	$8,824	$11,656	$0	$20,480
2011	$16,911	$11,451	$0	$28,362

In addition, the above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified for the benefit of the Named Executive Officers under the ESI Excess Savings Plan, an unfunded, nonqualified retirement plan are specified in the table below. There were no above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified for the benefit of the Named Executive Officers under the Deferred Bonus Plan, an unfunded, nonqualified deferred compensation plan, in 2013, 2012 or 2011. See “– Nonqualified Deferred Compensation Plans.”

Named Executive Officer	ESI Excess Savings Plan Above-Market or Preferential Earnings on Deferred Compensation (A)
Kevin M. Modany
2013	$3,011
2012	$2,571
2011	$1,725
Daniel M. Fitzpatrick
2013	$0
2012	$0
2011	$0
Eugene W. Feichtner
2013	$214
2012	$183
2011	$124
June M. McCormack
2013	$0
2012	$0
2011	$0
Glenn E. Tanner
2013	$732
2012	$625
2011	$417

(A)	Interest is above-market only if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding (as prescribed under Section 1274(d) of the IRC), at the rate that corresponds most closely to the rate under the applicable plan at the time the interest rate or formula is set. In the event of a discretionary reset of the interest rate, the requisite calculation is made on the basis of the interest rate at the time of such reset, rather than when originally established. Only the above-market portion of the interest is included.

(7)	Amounts shown represent all other compensation for each of the years indicated that could not properly be reported in columns (c) through (h) of the Summary Compensation Table, as follows:

	Perquisites (A)
Named Executive Officer	Use of a Company Car (B)	Tax Return and Financial Planning Allowance (C)	Event Tickets (D)	Enhanced Disability Benefits (E)	Annual Physical Examination (F)	Perquisites Total	ITT/ESI Contributions Under ESI 401(k) Plan (G)	All Other Compensation (H)
Kevin M. Modany
2013	$25,261	$6,331	$6,487	$6,422	$3,182	$47,683	$7,650	$55,333
2012	$25,280	$14,230	$2,334	$6,503	$2,665	$51,012	$5,513	$56,525
2011	$23,674	$15,765	$11,083	$6,503	$0	$57,025	$7,019	$64,044
Daniel M. Fitzpatrick
2013	$0	$4,000	$2,056	$3,222	$2,540	$11,818	$7,650	$19,468
2012	$0	$3,353	$436	$2,766	$1,667	$8,222	$7,500	$15,722
2011	$0	$3,320	$2,898	$2,739	$0	$8,957	$7,019	$15,976
Eugene W. Feichtner
2013	$0	$3,101	$0	$2,502	$0	$5,603	$5,346	$10,949
2012	$0	$3,055	$604	$2,521	$0	$6,180	$5,274	$11,454
2011	$0	$3,025	$887	$2,496	$0	$6,408	$5,091	$11,499
June M. McCormack
2013	$0	$2,669	$0	$2,236	$0	$4,905	$5,889	$10,794
2012	$0	$2,649	$150	$2,250	$1,761	$6,810	$5,512	$12,322
2011	$0	$2,700	$0	$2,228	$2,666	$7,594	$5,551	$13,145
Glenn E. Tanner
2013	$0	$2,591	$1,383	$2,094	$0	$6,068	$2,673	$8,741
2012	$0	$2,550	$1,558	$2,106	$1,681	$7,895	$2,639	$10,534
2011	$0	$2,528	$727	$2,085	$1,569	$6,909	$2,575	$9,484

(A)	Amounts shown represent the aggregate incremental cost to us for the perquisites provided to the Named Executive Officers in each of the years indicated.
(B)	The methodology for computing the aggregate incremental cost to us for providing use of a company car involves compiling the expenses that were paid by us or reimbursed to the Named Executive Officer for the Named Executive Officer’s use of the vehicle. Those expenses include:

•	the amount of depreciation expense that we recognized on the company-owned car;

•	the cost of insurance premiums relating to the car that were paid by us;

•	the cost of gasoline used in the car that was paid or reimbursed by us; and

•	the cost of maintenance and repairs of the car that was paid or reimbursed by us.

(C)	The methodology for computing the aggregate incremental cost to us for providing a tax return and financial planning allowance involves determining the sum of all receipts for tax return and financial planning services that are submitted by and reimbursed to the Named Executive Officer up to the amount of the allowance authorized by the Compensation Committee (i.e., 2% of annualized base salary as of the effective date of any increase in base salary for that fiscal year for Mr. Modany, and 1% of annualized base salary as of the effective date of any increase in base salary for that fiscal year for each of the other Named Executive Officers).
(D)	The methodology for computing the aggregate incremental cost to us for providing event tickets involves identifying the specific events that the Named Executive Officer and his or her guests attended during the year and attributing the actual costs paid by us or reimbursed to the Named Executive Officer for the Named Executive Officer and his or her guests to attend the event. Those costs include:

•	the portion of a license fee for a private suite and associated spectator seats used by the Named Executive Officer and his or her guests;

•	the cost of food and beverages consumed by the Named Executive Officer and his or her guests in connection with the event;

•	the cost of tickets used by the Named Executive Officer and his or her guests to attend the event; and

•	the cost of parking fees incurred by the Named Executive Officer and his or her guests to attend the event.

(E)	The methodology for computing the aggregate incremental cost to us for providing enhanced disability benefits involves:

•	multiplying the monthly charge to us per employee for the enhanced short-term disability benefits by the number of months;

•	multiplying the annual charge to us per $100 of coverage for the enhanced long-term disability benefits by the number of $100 increments in the coverage; and

•	adding together the sum of the amounts calculated in the prior two bullet points.

(F)	The methodology for computing the aggregate incremental cost to us for providing annual physical examinations involves determining the expenses for such examination that have been paid by us directly to the provider or reimbursed to the Named Executive Officer.
(G)	Amounts shown represent our contributions or other allocations made under the ESI 401(k) Plan, a defined contribution plan, for the benefit of the Named Executive Officers in each of the years indicated. See “– Equity Compensation and Qualified Savings Plans – ESI 401(k) Plan.”
(H)	Amounts shown do not include our cost for employee benefits that do not discriminate in scope, terms or operation in favor of our executive officers and that are available generally to all full-time and part-time regular employees, including, without limitation, medical and dental benefits, vision insurance, life insurance, flexible spending account, business travel and accident insurance, and disability insurance.

(8)	Amounts shown represent the sum of the dollar values for each compensation element in columns (c) through (i) in each of the years indicated.

Amount of Salary and Bonus in Proportion to Total Compensation

The salary, non-equity incentive plan and bonus compensation and salary, non-equity incentive plan and bonus compensation, as a percentage of each Named Executive Officer’s total compensation, for the years indicated was as follows:

Named Executive Officer	Salary	Non-Equity Incentive Plan and Bonus Compensation (1)	Salary and Non- Equity Incentive Plan and Bonus Compensation (1)	Total Compensation (2)	Salary as a Percentage of Total Compensation	Non-Equity Incentive Plan and Bonus Compensation as a Percentage of Total Compensation	Salary and Non- Equity Incentive Plan and Bonus Compensation as a Percentage of Total Compensation
Kevin M. Modany
2013	$798,596	$1,000,093	$1,798,689	$2,972,627	26.9%	33.6%	60.5%
2012	$788,250	$985,313	$1,773,563	$8,763,384	9.0%	11.2%	20.2%
2011	$783,438	$1,153,500	$1,936,938	$6,412,454	12.2%	18.0%	30.2%
Daniel M. Fitzpatrick
2013	$391,915	$325,000	$716,915	$1,004,126	39.0%	32.4%	71.4%
2012	$334,905	$272,448	$607,353	$1,898,591	17.6%	14.4%	32.0%
2011	$330,000	$324,000	$654,000	$1,527,927	21.6%	21.2%	42.8%
Eugene W. Feichtner
2013	$309,535	$232,581	$542,116	$731,774	42.3%	31.8%	74.1%
2012	$305,147	$229,144	$534,291	$1,767,294	17.3%	13.0%	30.2%
2011	$300,625	$295,000	$595,625	$1,453,708	20.7%	20.3%	41.0%
June M. McCormack
2013	$258,596	$207,593	$466,189	$655,478	39.5%	31.7%	71.1%
2012	$272,363	$204,525	$476,888	$1,547,570	17.6%	13.2%	30.8%
2011	$268,250	$263,000	$531,250	$1,307,292	20.5%	20.1%	40.6%
Glenn E. Tanner
2013	$258,628	$194,330	$452,958	$640,926	40.4%	30.3%	70.7%
2012	$254,956	$191,459	$446,415	$1,525,065	16.7%	12.6%	29.3%
2011	$251,025	$246,600	$497,625	$1,288,440	19.5%	19.1%	38.6%

(1)	The amounts of non-equity incentive plan and bonus compensation reported in this table include the amounts of such compensation as reported in the Non-Equity Incentive Plan Compensation and Bonus columns of the Summary Compensation Table for each of the years indicated.
(2)	Amounts shown represent the sum of the dollar values for each compensation element that we are required to report in the Summary Compensation Table for each of the years indicated. See “– Summary Compensation Table.”

Generally in the years indicated, the amount of salary has represented less than 45%, and the amount of salary and non-equity incentive plan and bonus compensation combined has represented approximately 20% to 75%, of the Named Executive Officer’s total compensation. In addition, depending on our results, the amount of non-equity incentive plan compensation in 2012 and 2013 could have ranged from 15% to 200% of the Named Executive Officer’s salary, depending on the Named Executive Officer’s position. As a consequence, the better our results in that year, the greater the percentage that non-equity incentive plan compensation represented of the Named Executive Officer’s total compensation for that year. This result corresponded to the goal of the compensation program for our executives and with the Compensation Committee’s intentions prior to July 1, 2011. The increases in non-equity incentive plan and bonus compensation, and salary and non-equity incentive plan and bonus compensation, in each case as a percentage of total compensation, in 2013 compared to 2011 and 2012 were primarily due to no supplemental equity awards being made in 2013 and the lower grant date value of equity awards in 2013 as a result of a lower stock price.

Form W-2, Wage and Tax Statement Compensation Table

The Form W-2, Wage and Tax Statement Compensation Table below supplements the SEC-required disclosure in the Summary Compensation Table set forth above. The Form W-2, Wage and Tax Statement Compensation Table below sets forth the total taxable wages, tips and other compensation (collectively, “Wages”) that we paid to the Named Executive Officers in each of the last five calendar years, as shown in Box 1 of the U.S. Internal Revenue Service’s Form W-2, Wage and Tax Statement that we provided to the Named Executive Officers with respect to each of those calendar years. Total compensation as calculated under the SEC’s rules and as shown in the Summary Compensation Table above and in prior year’s Proxy Statements includes several items that are driven by accounting and actuarial assumptions, which are not necessarily reflective of the Wages that we paid to the Named Executive Officers in a particular calendar year.

Amounts shown in the Total Wages column below differ substantially from, and should not be considered a substitute for, the amounts shown in the Total column of the Summary Compensation Table. The Total Wages amounts in the table below represent:

•	amounts paid as salary to the Named Executive Officer in the applicable year, less any tax-qualified deductions such as contributions or premiums paid by the Named Executive Officer to the ESI 401(k) Plan, certain health and welfare benefit plans and health savings accounts;

•	amounts paid as bonus, non-equity incentive plan compensation and short-term compensation to the Named Executive Officer in the applicable year;

•	the value realized from the exercise of stock options by the Named Executive Officer in the applicable year, determined by subtracting the exercise price of the option from the market price of a share of our common stock at exercise, and then multiplying that amount by the total number of shares acquired on exercise at that exercise price;

•	the value realized from the vesting of RSUs held by the Named Executive Officer in the applicable year, determined, for stock-settled RSUs, by multiplying the number of RSUs vested by the market price of a share of our common stock on the vesting date, and for cash-settled RSUs, by multiplying the number of RSUs vested by the average of the closing market prices of our common stock over the 20 trading day period prior to the settlement date;

•	the value of noncash payments, including certain fringe benefits, made to the Named Executive Officer in the applicable year;

•	the taxable cost of group-term life insurance in excess of $50,000 for the Named Executive Officer in the applicable year; and

•	the taxable amount of all other compensation paid to the Named Executive Officer in the applicable year.

Form W-2, Wage and Tax Statement Compensation Table

Name and Principal Position	Year	Total Wages (1)	Summary Compensation Table Total Compensation (2)	Difference (3)	Total Wages as a Percentage of Summary Compensation Table Total Compensation
Kevin M. Modany Chief Executive Officer	2013	$919,595	$2,972,627	$(2,053,032)	30.9%
	2012	$5,336,585	$8,763,384	$(3,426,799)	60.9%
	2011	$2,419,077	$6,412,454	$(3,993,377)	37.7%
	2010	$2,211,344	$6,745,967	$(4,534,623)	32.8%
	2009	$1,892,239	$7,628,172	$(5,735,933)	24.8%

Daniel M. Fitzpatrick Executive Vice President, Chief Financial Officer	2013	$400,468	$1,004,126	$(603,658)	39.9%
	2012	$1,259,366	$1,898,591	$(639,225)	66.3%
	2011	$764,326	$1,527,927	$(763,601)	50.0%
	2010	$698,426	$1,429,072	$(730,646)	48.9%
	2009	$573,278	$1,794,617	$(1,221,339)	31.9%

Eugene W. Feichtner Executive Vice President and President, ITT Technical Institute Division	2013	$323,208	$731,774	$(408,566)	44.2%
	2012	$1,542,401	$1,767,294	$(224,893)	87.3%
	2011	$678,190	$1,453,708	$(775,518)	46.7%
	2010	$1,409,800	$1,327,513	$82,287	106.2%
	2009	$475,002	$1,601,380	$(1,126,378)	29.7%

June M. McCormack Executive Vice President and President, Online Division	2013	$297,578	$655,478	$(357,900)	45.4%
	2012	$791,344	$1,547,570	$(756,226)	51.1%
	2011	$605,789	$1,307,292	$(701,503)	46.3%
	2010	$528,924	$1,239,303	$(710,379)	42.7%
	2009	$378,997	$1,512,783	$(1,133,786)	25.1%

Glenn E. Tanner Executive Vice President, Chief Marketing Officer	2013	$295,617	$640,926	$(345,309)	46.1%
	2012	$858,222	$1,525,065	$(666,843)	56.3%
	2011	$562,180	$1,288,440	$(726,260)	43.6%
	2010	$490,034	$1,236,442	$(746,408)	39.6%
	2009	$336,343	$1,470,653	$(1,134,310)	22.9%

(1)	Amounts shown are described above the table.
(2)	Amounts shown represent the amounts shown in, or calculated in accordance with the rules for, the Total column of the Summary Compensation Table.
(3)	Amounts shown represent the difference between the Total Wages column and the Summary Compensation Table Total Compensation column.

Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of plan-based awards in 2013 to each of our Named Executive Officers.

Grants of Plan-Based Awards in Fiscal Year 2013

	Grant	Date Compensation Committee Took Action to Grant	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards		Grant Date Fair Value of Stock and Option
Named Executive Officer	Date(1)	Awards	Threshold(3)	Target(4)	Maximum(5)	or Units		Options	($/sh)(6)		Awards(7)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Kevin M. Modany
Stock Option Award(8)	05/09/13	02/19/13(9)				N/A		62,500	$19.31	(10)	$572,500
RSU Award(11)	05/09/13	02/19/13(9)				28,125	(12)	N/A	N/A		$543,094
2013 Management Objectives(13)	N/A	02/19/13	$200,019	$800,074	$1,600,148	N/A		N/A	N/A		N/A
Daniel M. Fitzpatrick
Stock Option Award(8)	05/09/13	02/19/13(9)				N/A		15,000	$19.31	(10)	$137,400
RSU Award(11)	05/09/13	02/19/13(9)				6,750	(12)	N/A	N/A		$130,343
2013 Management Objectives(13)	N/A	02/19/13	$65,000	$260,000	$520,000	N/A		N/A	N/A		N/A
Eugene W. Feichtner
Stock Option Award(8)	05/09/13	02/19/13(9)				N/A		10,000	$19.31	(10)	$91,600
RSU Award(11)	05/09/13	02/19/13(9)				4,500	(12)	N/A	N/A		$86,895
2013 Management Objectives(13)	N/A	02/19/13	$46,516	$186,065	$372,130	N/A		N/A	N/A		N/A
June M. McCormack
Stock Option Award(8)	05/09/13	02/19/13(9)				N/A		10,000	$19.31	(10)	$91,600
RSU Award(11)	05/09/13	02/19/13(9)				4,500	(12)	N/A	N/A		$86,895
2013 Management Objectives(13)	N/A	02/19/13	$41,519	$166,075	$332,149	N/A		N/A	N/A		N/A
Glenn E. Tanner
Stock Option Award(8)	05/09/13	02/19/13(9)				N/A		10,000	$19.31	(10)	$91,600
RSU Award(11)	05/09/13	02/19/13(9)				4,500	(12)	N/A	N/A		$86,895
2013 Management Objectives(13)	N/A	02/19/13	$38,866	$155,464	$310,928	N/A		N/A	N/A		N/A

“N/A” means not applicable.

(1)	Defined as the date of the grant for financial statement reporting purposes pursuant to ASC 718.
(2)	Amounts shown represent the dollar value of the estimated possible payout upon satisfaction of the conditions subject to the 2013 short-term compensation element.
(3)	“Threshold” refers to the minimum amount payable for a certain level of results under the plan.
(4)	“Target” refers to the amount payable, if the specified results target(s) are reached.
(5)	“Maximum” refers to the maximum payout possible under the plan.
(6)	Amounts shown represent the per-share exercise or base price of the options granted in the fiscal year.
(7)	Amounts shown represent the grant date fair value, computed in accordance with ASC 718, of each stock and option award granted to the Named Executive Officer in 2013. There were no adjustments or amendments made in 2013 to the exercise price of any option awards held by any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means (such as a repricing), or that otherwise materially modified any option awards.
(8)	Represents a nonqualified stock option to purchase our common stock that was granted under the Amended 2006 Plan. See “– Equity Compensation and Qualified Savings Plans – Amended 2006 Plan.”

(9)	The awards were granted by the Compensation Committee during a Committee meeting on February 19, 2013 and became effective on May 9, 2013.
(10)	Nonqualified stock option granted at 100% of the closing market price of a share of our common stock on the effective date of the grant. One-third of the shares subject to each option granted is exercisable on the anniversary date of the grant in each of the years 2014, 2015 and 2016.
(11)	Represents a grant of RSUs that was made under the Amended 2006 Plan. See “—Equity Compensation and Qualified Savings Plans – Amended 2006 Plan.”
(12)	The period of restriction for this RSU grant lapses in thirds on the anniversary date of the grant in each of the years 2014, 2015 and 2016. These RSUs will be settled in shares of our common stock, one share for each RSU in the grant.
(13)	Represents awards that could be earned pursuant to the 2013 Management Objectives under the short-term compensation element that were approved by the Compensation Committee on February 19, 2013. Amounts actually earned in 2013 are reported in the Summary Compensation Table for that year in the “Non-Equity Incentive Plan Compensation” column. See “– Summary Compensation Table.”

Employment Contracts

We have not entered into an employment contract, whether written or oral, with any of the Named Executive Officers. We entered into a letter agreement with Mr. Modany, however, on August 4, 2014, pursuant to which Mr. Modany will remain our Chief Executive Officer for a period ending on February 4, 2015 (the “Applicable Period”). We may extend the Applicable Period by up to three months and may terminate it at any time upon notice to Mr. Modany. In addition, during the Applicable Period, we are permitted to change Mr. Modany’s role to that of Senior Advisor. Under the terms of the letter agreement, Mr. Modany will resign his position as our Chief Executive Officer on the last day of the Applicable Period.

The letter agreement with Mr. Modany provides that during the Applicable Period, Mr. Modany will continue to receive his current cash compensation and participate in our employee benefit plans, but will not receive any further grants of equity-based compensation. Furthermore, if we terminate the Applicable Period before February 4, 2015, Mr. Monday will be entitled to the cash compensation he would have been paid through that date. During the 18-month period following the Applicable Period, Mr. Modany will serve as a consultant to us in exchange for a monthly fee equivalent to his current monthly base salary and continued vesting of his equity-based awards. Pursuant to the letter agreement, Mr. Modany has agreed that during such 18-month period, he will not compete with us or solicit our customers or employees. The letter agreement also includes confidentiality and cooperation provisions and requires Mr. Modany to execute a release of claims against us. Mr. Modany will not be entitled to receive any severance pay or other separation benefits in connection with his resignation, but we will pay him a lump sum equal to the cost of 18 months of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1984, as amended (“COBRA”), following his execution of the release.

Non-Equity Incentive Plan Awards and Bonuses

The annual short-term compensation element for our executive officers relating to 2013 was based on the 2013 Management Objectives. Pursuant to the SEC’s regulations, the amounts paid pursuant to this compensation element are classified in the tables in this document as non-equity incentive plan compensation, due to the fact that the awards were based on pre-established objectives. The annual short-term compensation element for our executive officers relating to 2012 also was based on management objectives, but because the Compensation Committee determined in late 2012 to assign zero to five points to each 2012 Management Objective based on the extent to which it was accomplished (instead of the previously-established determination to assign five points to each 2012 Management Objective only if it was fully accomplished), the amounts paid pursuant to this compensation element are classified in the tables in this document as bonus compensation, pursuant to the SEC’s regulations. As described in more detail in the Compensation Discussion and Analysis section of this document, because the Incentive Compensation Prohibition became effective on July 1, 2011, our Compensation Committee did not establish performance objectives for purposes of an annual short-term compensation element for 2011. A special bonus, however, was paid to our executives in June 2011, which is classified in the tables in this document as bonus compensation.

Under the Deferred Bonus Plan, each eligible employee may elect to defer payment of all or a portion of his or her annual bonus award in the same form that the bonus is otherwise payable, either in cash or shares of our common stock. See “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.” None of the Named Executive Officers deferred any amounts under the Deferred Bonus Plan in 2011, 2012 or 2013.

Equity Compensation and Qualified Savings Plans

1997 Stock Plan. On May 13, 1997, our shareholders approved our adoption of the 1997 ITT Educational Services, Inc. Incentive Stock Plan (the “1997 Stock Plan”), which became effective on the same date and provides for the grant of:

•	stock options that are intended to qualify as “incentive stock options” under Section 422 of the IRC;

•	nonqualified stock options;

•	SARs;

•	performance shares and restricted stock; or

•	any combination of the foregoing, as the Compensation Committee may determine, as well as substitute stock options, SARs and restricted stock.

The 1997 Stock Plan expired on May 13, 2007. The only awards that have been granted under the 1997 Stock Plan are nonqualified stock options and restricted stock. As a result of our shareholders’ approval of our adoption of the 2006 Equity Compensation Plan at the 2006 Annual Meeting of Shareholders on May 9, 2006, no awards have been, or will be, made under the 1997 Stock Plan after May 9, 2006. As of December 31, 2013, the total number of shares of our common stock that were subject to unexercised nonqualified stock option awards granted under the 1997 Stock Plan was 80,200. There were no other outstanding awards under the 1997 Stock Plan as of December 31, 2013.

Recipients of awards under the 1997 Stock Plan must be, or have been at the time of grant, key employees (including any officer or Director who is also an employee) whose responsibilities and decisions directly affect our performance or the performance of any of our subsidiaries or other affiliates.

The Compensation Committee administers the 1997 Stock Plan and made determinations with respect to the designation of those employees who would receive awards, the number of shares to be covered by options and restricted stock awards, the exercise price of options and other option terms and conditions. The Compensation Committee may impose such additional terms and conditions on an award as it deems advisable. Shares of our common stock issued under the 1997 Stock Plan may be made available from the authorized but unissued shares of our common stock, from treasury stock or from shares purchased on the open market.

Nonqualified stock options under the 1997 Stock Plan must expire within ten years after grant. The exercise price for nonqualified stock options must be at least equal to the fair market value of our common stock on the date of grant. A nonqualified stock option may be exercised only by the employee who received the option (or his or her estate or designated beneficiary) within:

•	five years after the date of his or her termination of employment resulting from the employee’s death, total disability or retirement, but in no event later than the expiration of the original term of the option; or

•	three months after the date of his or her termination of employment resulting from any other reason, except for the employee’s voluntary resignation or termination for cause, but in no event later than the expiration of the original term of the option.

If an optionee voluntarily resigns or is terminated for cause, the nonqualified stock options are canceled immediately.

The 1997 Stock Plan provides for the automatic protection of intended economic benefits by key employees upon the occurrence of an acceleration event. See Exhibit No. 10.8 to our Quarterly Report on Form 10-Q for the second fiscal quarter ended June 30, 1997, Exhibit No. 10.38 to our Quarterly Report on Form 10-Q for the second fiscal quarter ended June 30, 2003 and Exhibit No. 10.58 to our Quarterly Report on Form 10-Q for the third fiscal quarter ended September 30, 2006 filed with the SEC for a complete copy of the 1997 Stock Plan, as amended. Notwithstanding any other provisions of the 1997 Stock Plan, upon the occurrence of an acceleration event:

•	all options will generally become exercisable immediately for a period of 60 calendar days;

•	options will continue to be exercisable for a period of seven months in the case of an employee whose employment is terminated other than for cause or who voluntarily terminates employment because of a good faith belief that such employee will not be able to discharge his or her duties;

•	“limited stock appreciation rights” will be granted automatically on all outstanding options not otherwise covered by a SAR, which will generally be exercisable immediately in full, will entitle the holders to the same exercise period referred to in the bullets above and will be settled fully in cash based on a formula price generally reflecting the highest price paid for a share of our common stock during the 60-day period preceding the exercise date; and

•	restrictions applicable to awards of restricted stock will be waived automatically.

Options or restricted shares which are granted, accelerated or enhanced upon the occurrence of a takeover may give rise, in whole or in part, to “excess parachute payments” within the meaning of Section 280G of the IRC and, to such extent, will be nondeductible by us and subject to a 20% excise tax to the awardee.

An “acceleration event” is generally defined in the 1997 Stock Plan as any of the following events:

•	a report on Schedule 13D is filed with the SEC pursuant to Section 13(d) of the Exchange Act disclosing that any person (within the meaning of Section 13(d) of the Exchange Act), other than us, ITT Corporation (a Nevada corporation (“ITT Nevada”) that was formerly affiliated with ITT Corporation, an Indiana corporation), one of our subsidiaries or any employee benefit plan sponsored by us, ITT Nevada or one of our subsidiaries, is the beneficial owner directly or indirectly of 20% or more of the outstanding shares of our common stock;

•	any person (within the meaning of Section 13(d) of the Exchange Act), other than us, ITT Nevada, one of our subsidiaries or any employee benefit plan sponsored by us, ITT Nevada or one of our subsidiaries, purchases shares pursuant to a tender offer or exchange offer to acquire any shares of our common stock (or securities convertible into our common stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person in question is the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act) directly or indirectly of 15% or more of the outstanding shares of our common stock (calculated as provided in paragraph (d) of Rule 13d-3 under the Exchange Act in the case of rights to acquire our common stock);

•	our shareholders approve:

•	any consolidation or merger of us in which we are not the continuing or surviving corporation or pursuant to which shares of our common stock would be converted into cash, securities or other property, other than a merger of us in which holders of our common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger as immediately before; or

•	any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of our assets; or

•	a change in a majority of the members of our Board of Directors within a 12-month period, unless the election or nomination for election by our shareholders of each new Director during such 12-month period was approved by the vote of two-thirds of the Directors then still in office who were Directors at the beginning of such 12-month period.

Amended 2006 Plan. On May 9, 2006, our shareholders approved the 2006 ITT Educational Services, Inc. Equity Compensation Plan (the “2006 Equity Compensation Plan”). On January 21, 2013, based on the recommendation of our Compensation Committee, our Board of Directors approved the Amended 2006 Plan and on May 7, 2013, our shareholders approved the Amended 2006 Plan.

Eligibility to Receive Awards. The approximate number of persons eligible to participate in the Amended 2006 Plan is 1,000.

Types of Awards. The Amended 2006 Plan permits the grant of the following types of awards:

•	stock options (incentive and nonqualified);

•	SARs;

•	restricted stock;

•	RSUs;

•	performance shares;

•	performance units; and

•	other stock-based awards.

Duration of the Amended 2006 Plan. No award may be granted under the Amended 2006 Plan after May 7, 2023.

Administration. The Amended 2006 Plan is administered by a committee consisting of two or more members of our Board of Directors (the “Plan Committee”). It is intended that each member of the Plan Committee will be a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act, an “outside director” under regulations promulgated under Section 162(m) of the IRC, and an “independent director” under the NYSE listing standards. Our Board of Directors has currently designated the Compensation Committee as the Plan Committee for the Amended 2006 Plan; however, the entire Board will act as the Plan Committee with respect to awards to non-employee Directors. Subject to applicable law, the Plan Committee may delegate its authority under the Amended 2006 Plan.

Shares Subject to the Amended 2006 Plan. The total number of shares of our common stock available for awards under the Amended 2006 Plan is 7,350,000, subject to antidilution adjustments. Each share underlying stock options and SARs granted under the Amended 2006 Plan, and not forfeited or terminated, will reduce the number of shares available for future awards under the Amended 2006 Plan by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) will reduce the number of shares remaining for other awards by two shares.

The source of shares for issuance under the Amended 2006 Plan may be authorized and unissued shares or treasury shares.

If an award under the Amended 2006 Plan is forfeited or terminated for any reason before being exercised, fully vested or settled, as the case may be, then the shares underlying that award will be added back to the remaining shares and will be available for future awards under the Amended 2006 Plan. The number of shares available for future awards under the Amended 2006 Plan, however, will be reduced by: (a) any shares subject to an award that are withheld or otherwise not issued upon the exercise of the award to satisfy the participant’s tax withholding obligations or to pay the exercise price of the award; and (b) shares subject to an award that is settled in cash in lieu of shares. In addition, any shares tendered by a participant in payment of the exercise price of an option may not be re-issued under the Amended 2006 Plan.

Pursuant to the Amended 2006 Plan, subject to antidilution adjustments:

•	the maximum aggregate number of shares that may be delivered in connection with stock options intended to be incentive stock options under Section 422 of the IRC (“incentive stock options”) may not exceed 7,350,000 shares;

•	the maximum aggregate number of shares that may be granted to an individual participant during any calendar year pursuant to:

•	all forms of awards is 400,000 shares;

•	incentive stock options is 400,000 shares;

•	restricted stock and RSU awards is 250,000 shares; and

•	performance share awards is 250,000 shares;

•	the aggregate fair market value of shares that may be granted to a non-employee director during any calendar year may not exceed $400,000; and

•	the maximum aggregate compensation that may be paid pursuant to performance units awarded in any one calendar year to an individual participant is $2,000,000, or a number of shares having an aggregate fair market value not in excess of that amount.

Further, no incentive stock option will be granted to a participant if, as a result of such grant, the aggregate fair market value of shares with respect to which incentive stock options are exercisable for the first time in any calendar year would exceed $100,000.

No Repricing. The Amended 2006 Plan prohibits repricing of stock options or SARs, including by way of an exchange for another award with a lower exercise price, unless shareholder approval is obtained.

Stock Options. Stock options granted under the Amended 2006 Plan may be either nonqualified or incentive stock options. Each option grant will be evidenced by an award agreement between the optionee and us setting forth the terms and conditions of the option. The Plan Committee will set the exercise price of each option, provided that the exercise price may not be less than 100% of the fair market value of our common stock on the date the option is granted. The Amended 2006 Plan defines “fair market value” as the closing price of our common stock on the effective date of the option grant or, if that date is not a trading day, on the most recent trading day prior to the effective date of the option grant. In addition, in the case of an incentive stock option granted to a participant who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of our stock, the exercise price of the incentive stock option will not be less than 110% of the fair market value of our common stock on the effective date of the option grant.

The Plan Committee will determine the term of each stock option that it grants under the Amended 2006 Plan; however, the term may not exceed seven years from the date of grant. Moreover, in the case of an incentive stock option granted to a participant who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of our stock, the term of the option may not exceed five years from the date of grant.

Unless otherwise provided with respect to an award by a participant’s award agreement or by written contract of employment of service, if an optionee’s employment or service terminates due to death or disability:

•	all of the optionee’s stock options with time-based vesting provisions will become immediately exercisable and will remain exercisable until the earlier of:

•	the date three years after the date of the optionee’s death or disability, or

•	the date the options expire in accordance with their terms; and

•	with respect to the optionee’s options with performance-based vesting provisions:

•	the optionee will forfeit all such options that are not exercisable as of the date of death or disability; and

•	options that were exercisable as of the date of death or disability will remain exercisable until the earlier of (a) the date three years after such date, or (b) the date the options expire in accordance with their terms.

For stock options granted under the 2006 Equity Compensation Plan prior to November 24, 2010, termination of an optionee’s employment or service due to retirement is treated in the same manner as termination of employment or service due to death or disability. In all cases, incentive stock options will not be exercisable for more than three months following an optionee’s death or retirement or more than one year following the termination of an optionee’s employment by reason of disability.

Unless otherwise provided with respect to an award by a participant’s award agreement or by written contract of employment of service, upon termination by us of an optionee’s employment or service without cause, or upon termination of employment or service by the optionee for a reason other than death or disability (or retirement for stock options granted prior to November 24, 2010):

•	an optionee will forfeit all of his or her options that had not yet become exercisable; and

•	options that were exercisable as of the date of the optionee’s termination will remain exercisable until the earlier of (a) the date 90 days after the date of termination, or (b) the date the options expire in accordance with their terms.

Unless otherwise provided with respect to an award by a participant’s award agreement or by written contract of employment of service, upon termination of employment or service for cause, an optionee will immediately forfeit all of his or her outstanding options.

SARs. SAR grants may be either freestanding or tandem with option grants. Each SAR grant will be evidenced by an agreement that will specify the number of shares to which the SAR pertains, the grant price, the term of the SAR and such other provisions as the Plan Committee shall determine. The grant price of a freestanding SAR will not be less than 100% of the fair market value of our common stock on the effective date of the SAR grant, and the grant price of a tandem SAR will equal the exercise price of the related option. The Plan Committee will determine the term of each SAR that it grants under the Amended 2006 Plan; however, the term may not exceed seven years from the date of grant.

Upon exercise of a SAR, the holder will receive payment from us in an amount equal to the product of (a) the excess of the fair market value of our common stock on the date of exercise over the grant price and (b) the number of shares with respect to which the SAR is exercised. At the discretion of the Plan Committee, payment to the holder of a SAR may be in cash, shares of our common stock or a combination thereof.

If the employment or service of a holder of a SAR is terminated, the SAR will be treated in the same manner as options are treated.

Restricted Stock and Restricted Stock Units. Each restricted stock or RSU grant will be evidenced by an agreement that specifies the applicable period of restriction, the number of restricted shares or RSUs granted, the vesting or settlement date, and such other provisions as the Plan Committee determines.

The period of restriction applicable to an award of restricted stock or RSUs is at least one year for awards with a time-based period of restriction granted after November 24, 2010 and all awards with a performance-based period of restriction, and was at least three years for awards with a time-based period of restriction granted under the 2006 Equity Compensation Plan prior to November 24, 2010.

Participants holding restricted stock may exercise full voting rights and will receive all regular cash dividends paid with respect to those shares. Except as otherwise determined by the Plan Committee, all other distributions paid with respect to the restricted stock will be credited to the participant subject to the same restrictions on transferability and forfeitability as the underlying restricted stock.

When the applicable period of restriction on the restricted stock ends, the stock will become freely transferable, and the participant will receive those shares. When the applicable period of restriction ends, RSUs will be settled and paid. At the time of the grant, the Plan Committee shall determine whether the RSUs will be settled by delivery of shares, payment in cash of an amount equal to the fair market value of the shares on the settlement date or the average of the fair market value of the shares over a specified number of days prior to the settlement date, or a combination of shares and cash.

With respect to restricted stock with a time-based period of restriction, unless otherwise provided with respect to an award by a participant’s award agreement or by written contract of employment of service:

•	upon a participant’s death or disability, the period of restriction will lapse immediately; and

•	upon termination of a participant’s employment or service with us for any reason other than death or disability, the participant will forfeit all unvested restricted stock immediately after the termination of employment or service.

Unless otherwise provided with respect to an award by a participant’s award agreement or by written contract of employment of service, with respect to restricted stock with a performance-based period of restriction, upon termination of a participant’s employment or service with us for any reason, the participant will forfeit all unvested restricted stock immediately after the termination of employment or service.

With respect to RSUs with a time-based period of restriction, unless otherwise provided with respect to an award by a participant’s award agreement or by written contract of employment of service:

•	upon a participant’s death or disability, the period of restriction will lapse immediately, and the RSUs will be settled immediately thereafter; and

•	upon termination of a participant’s employment or service with us for any reason other than death or disability, the participant will forfeit all of his or her unvested RSUs immediately after the termination of employment or service.

Unless otherwise provided with respect to an award by a participant’s award agreement or by written contract of employment of service, with respect to RSUs with a performance-based period of restriction, upon termination of a participant’s employment or service with us for any reason, the participant will forfeit all of his or her unvested RSUs immediately after the termination of employment or service.

Performance Shares and Performance Units. Each grant of performance shares and performance units will be evidenced by an agreement that specifies the number of shares or units granted, the applicable performance measures and performance periods, and such other provisions as the Plan Committee determines. Except as otherwise provided in the applicable award agreement, upon termination of employment or service or upon a change in control or subsidiary disposition, the performance period for performance shares and performance units must be at least one year.

A participant will not have voting rights or other rights as a shareholder with respect to the shares subject to an award of performance shares or performance units until the time, if at all, when shares are issued to the participant pursuant to the terms of the applicable award agreement.

As soon as practicable following the completion of the performance period applicable to outstanding performance shares or performance units, the Plan Committee will certify in writing the extent to which the applicable performance measures have been attained and the resulting final value of the award earned by the participant and to be paid upon its settlement. The Plan Committee, in its sole discretion as specified in the award agreement, may pay earned performance shares or performance units by delivery of shares or by payment in cash or a combination thereof.

Unless otherwise provided with respect to an award by a participant’s award agreement or by written contract of employment of service, if a participant terminates employment or service with us for any reason prior to the end of the performance period respecting an award of performance shares or performance units, the participant will forfeit any and all right to payment under the performance shares or performance units.

Other Stock-Based Awards. The Plan Committee has the right to grant other stock-based awards that may include, without limitation, grants of shares based on attainment of performance measures, payment of shares as a bonus or in lieu of cash based on attainment of performance measures, and the payment of shares in lieu of cash under other of our incentive or bonus programs.

The Plan Committee may determine to pay a non-employee Director’s regular annual retainer, retainer for Board committee memberships, retainer for chairperson duties, fees for attendance at Board or Board committee meetings, or any other retainers or fees in the form of another stock-based award under the Amended 2006 Plan. The Plan Committee may also determine to permit the non-employee Directors to elect whether to receive all or a portion of such retainers and fees in the form of other stock-based award. Any such other stock-based awards would not be subject to any restrictions (other than restrictions applicable to our “affiliates”).

Performance-Based Awards. The Plan Committee may grant awards that are intended to qualify as “performance-based compensation” for purposes of deductibility under Section 162(m) of the IRC. For any such award, the Plan Committee will establish the goals to be used within 90 days after the commencement of the performance period, or, if the number of days in the performance period is less than 90, the number of days equal to 25% of the performance period applicable to such award. The Amended 2006 Plan sets forth certain performance measures from which the Plan Committee may select for these awards. The Plan Committee may establish performance measures, in its discretion, on a corporate-wide basis or with respect to one or more business units, divisions, subsidiaries, business segments, functions, salary grade levels, or positions, and in either absolute terms or relative to the performance of one or more comparable companies or an index covering multiple companies. In addition, unless otherwise determined by the Plan Committee, measurement of performance measures will exclude the impact of charges for restructurings, discontinued operations, extraordinary items, and other unusual or non-recurring items, as well as the cumulative effects of tax or accounting changes, each as determined in accordance with generally accepted accounting principles or identified in our financial statements, notes to the financial statements, management’s discussion and analysis, or other filings with the SEC. As a result of the Incentive Compensation Prohibition and until there is further clarification of the scope and breadth of the Incentive Compensation Prohibition, the Plan Committee will not grant performance-based awards on or after July 1, 2011.

Change in Control, Cash-Out and Subsidiary Disposition. Except as otherwise provided in the applicable award agreement, if we experience a change in control:

•	any and all outstanding stock options and SARs granted under the Amended 2006 Plan with time-based vesting provisions will become immediately exercisable;

•	any restrictions imposed on restricted stock, RSUs and other stock-based awards granted under the Amended 2006 Plan with time-based vesting provisions will lapse; and

•	any and all performance shares, performance units and other awards (if performance-based) granted under the Amended 2006 Plan will vest on a pro rata monthly basis, including full credit for partial months elapsed, and will be paid (a) based on the level of performance achieved as of the date of the change in control, if determinable, or (b) at the target level, if not determinable.

In addition, the Plan Committee may, in its sole discretion, determine that: (a) all outstanding stock options and SARs will be terminated upon the occurrence of a change in control and that each participant will receive, with respect to each share subject to the options or SARs, an amount in cash equal to the excess of the consideration payable with respect to one share in connection with the change in control over the option’s exercise price or the SAR’s grant price; and (b) options and SARs outstanding as of the date of the change in control may be cancelled and terminated without payment, if the consideration payable in connection with the change in control is less than the option’s exercise price or the SAR’s grant price.

Further, the Plan Committee has the authority to provide for the automatic full vesting and exercisability of one or more outstanding unvested awards under the Amended 2006 Plan and the termination of restrictions on transfer and repurchase or forfeiture rights on the awards, in connection with a disposition of a subsidiary of ours, but only with respect to those participants who are at the time engaged primarily in service with the subsidiary involved in the subsidiary disposition.

A change in control means the occurrence of one or more of the following:

•	the acquisition by any person (within the meaning of Section 13(d) of the Exchange Act) or group (as used in Section 14(d)(2) of the Exchange Act), other than us, a subsidiary of ours or any employee benefit plan sponsored by us or a subsidiary of ours, of beneficial ownership (within the meaning of Section 13(d) of the Exchange Act) directly or indirectly of 25% or more of the outstanding shares of our common stock, provided that an increase in the percentage of the outstanding shares of our common stock beneficially owned by any person or group solely as a result of a reduction in the number of shares of our common stock then outstanding due to the repurchase by us of such common stock shall not constitute a change in control, however any subsequent acquisition of shares of our common stock by any person or group resulting in such person or group beneficially owning 25% or more of the outstanding shares of our common stock shall constitute a change in control;

•	the consummation of any consolidation or merger of us or any sale, lease, exchange or other transfer of all or substantially all of our assets, unless, immediately following such consolidation, merger or sale,

•

all or substantially all the persons (within the meaning of Section 13(d) of the Exchange Act) who were the beneficial owners of the securities eligible to vote for the election of our Board of Directors (“company voting securities”) outstanding immediately prior to the consummation of such consolidation, merger or sale continue to beneficially own, directly or indirectly, more than 50% of the combined voting power of the then outstanding voting securities of the corporation or other entity resulting from such consolidation, merger or sale in substantially the same proportions as their ownership, immediately prior to the consummation of such consolidation, merger or sale, of the outstanding company voting securities, subject to certain exceptions, and

•	no person (within the meaning of Section 13(d) of the Exchange Act) (excluding any employee benefit plan or related trust sponsored or maintained by the continuing company or any entity controlled by the continuing company) beneficially owns, directly or indirectly, 25% or more of the combined voting power of the then outstanding voting securities of the continuing company, and

•	at least a majority of the members of the board of directors of the continuing company were incumbent directors of ours (as defined below) at the time of the execution of the definitive agreement providing for such consolidation, merger or sale or, in the absence of such an agreement, at the time at which approval of our Board of Directors was obtained for such transaction;

•	during any period of 12 consecutive calendar months, individuals who were directors of ours on the first day of such period (“incumbent directors”) cease for any reason to constitute a majority of our Board of Directors; provided, that any individual becoming a director after the first day of such period whose election or nomination by our shareholders was approved by a vote of at least a majority of the incumbent directors shall be deemed to be an incumbent director (unless such individual’s initial assumption of office occurs as a result of an actual or threatened proxy contest with respect to election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of any person); or

•	the liquidation or dissolution of us.

Notwithstanding any other provision of the Amended 2006 Plan, with respect to any provision or feature of the plan that constitutes or provides for a deferred compensation plan subject to IRC Section 409A, no event or transaction will constitute a change in control unless it is a change in control within the meaning of IRC Section 409A.

Adjustments of Awards Upon the Occurrence of Certain Unusual or Nonrecurring Events. The Plan Committee may make adjustments in the terms and conditions of, and the criteria included in, awards under the Amended 2006 Plan in recognition of unusual or nonrecurring events (including, without limitation, changes in capitalization) affecting us or our financial statements or of changes in applicable law, regulations, or accounting principles, whenever the Plan Committee determines that such adjustments are appropriate to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Amended 2006 Plan. With respect to any awards intended to comply with the performance-based exception under the Amended 2006 Plan, unless otherwise determined by the Plan Committee, any such exception will be specified at such times and in such manner as will not cause such awards to fail to qualify under the performance-based exception.

Recoupment of Awards. All awards granted under the Amended 2006 Plan will be subject to any company policy on recoupment of awards, as in effect from time to time, and all laws relating to the recoupment of equity-based awards.

Amendment, Suspension and Termination of the Amended 2006 Plan. The Board of Directors may amend, suspend or terminate the Amended 2006 Plan at any time; provided, however, that shareholder approval is required for any amendment to the extent necessary to comply with the NYSE listing standards or applicable laws. In addition, no amendment, suspension or termination may adversely impact an award previously granted without the consent of the participant to whom such award was granted unless required by applicable law.

See Exhibit 10.1 to our Current Report on Form 8-K, filed on May 7, 2013 with the SEC for a complete copy of the Amended 2006 Plan.

2013 Awards. During 2013, the following equity-based compensation awards were granted under the Amended 2006 Plan:

•	nonqualified stock options to our key employees to purchase an aggregate of 156,500 shares of our common stock;

•	an aggregate of 493,230 RSUs to our key employees, which RSUs settle in shares of our common stock; and

•	an aggregate of 28,784 RSUs to our non-employee Directors, which RSUs settle in shares of our common stock.

ESI 401(k) Plan. On May 16, 1998, we established the ESI 401(k) Plan, a qualified defined contribution plan. The ESI 401(k) Plan is designed to provide substantially all of our employees with a tax-deferred, long-term savings vehicle. Prior to July 1, 2013, for each payroll period, we made matching cash contributions in an amount equal to (a) 100% of the first 1% of the employee’s salary that the employee contributed to the plan and (b) 50% of the next 4% of the employee’s salary that the employee contributed to the plan. Beginning on July 1, 2013, for each payroll period, we make matching cash contributions in an amount equal to 50% of the first 6% of the employee’s salary that the employee contributes to the plan. Our matching contributions vest 100% upon completion of the third full year that the employee is employed by us. Employees can elect to contribute from 1% to the maximum amount of their salaries that is permitted by federal law, and they have a choice of 22 investment funds in which to invest their contributions.

After age 59 1⁄2, employees may withdraw most of their and our vested contributions, including rollover, matching, employee pre-tax and predecessor plan contributions, and the earnings thereon. Regardless of the employee’s age, our retirement contributions made before January 1, 2002 and the earnings thereon may not be withdrawn while the employee is still employed by us. Prior to age 59 1⁄2, withdrawals by an employee are limited to rollover and predecessor plan contributions, unless the employee qualifies for a financial hardship withdrawal or a withdrawal in connection with a leave to perform qualifying military service. Upon termination of employment, the employee may withdraw all amounts attributable to the employee’s contributions and our vested contributions. Payments are normally made in a single lump sum, but if the employee’s balance is above a threshold amount, the employee may elect to receive payment in annual or monthly installments over a period not to exceed 20 years.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning the outstanding equity awards granted by us to the Named Executive Officers that were outstanding on December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End 2013

	Option Awards				Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested(3)	Market Value of Shares or Units of Stock that have Not Vested(4)
	Exercisable(1)	Unexercisable(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Kevin M. Modany
01/19/04 Award (5)	27,000	0	$51.20	01/21/14
01/31/07 Award (6)	41,289	0	$77.60	01/31/14
04/02/07 Award (7)	69,282	0	$82.20	04/02/14
01/30/08 Award (8)	74,147	0	$88.38	01/30/15
01/28/09 Award (9)	100,000	0	$121.56	01/28/16
01/27/10 Award (10)	125,000	0	$113.41	01/27/17
01/27/11 Award (11)	83,333	41,667	$69.43	01/27/18
02/13/12 Award - Option (12)	20,833	41,667	$75.16	02/13/19
02/13/12 Award - RSUs (13)					14,531	$487,951
02/13/12 Award - RSUs (14)					44,229	$1,485,210
05/09/13 Award - Option (15)	0	62,500	$19.31	05/09/20
05/09/13 Award - RSUs (16)					28,125	$944,438
Daniel M. Fitzpatrick
01/31/07 Award (6)	21,750	0	$77.60	01/31/14
01/30/08 Award (8)	15,508	0	$88.38	01/30/15
01/28/09 Award (9)	20,000	0	$121.56	01/28/16
01/27/10 Award (10)	22,000	0	$113.41	01/27/17
01/27/11 Award - Option (11)	11,000	5,500	$69.43	01/27/18
01/27/11 Award - RSUs (17)					794	$26,663
02/13/12 Award - Option (12)	3,666	7,334	$75.16	02/13/19
02/13/12 Award - RSUs (13)					2,558	$85,898
02/13/12 Award - RSUs (14)					8,545	$286,941
05/09/13 Award - Option (15)	0	15,000	$19.31	05/09/20
05/09/13 Award - RSUs (16)					6,750	$226,665
Eugene W. Feichtner
01/19/04 Award (5)	18,000	0	$51.20	01/21/14
01/31/07 Award (6)	19,000	0	$77.60	01/31/14
01/30/08 Award (8)	15,508	0	$88.38	01/30/15
01/28/09 Award (9)	17,500	0	$121.56	01/28/16
01/27/10 Award (10)	20,000	0	$113.41	01/27/17
01/27/11 Award - Option (11)	6,666	3,334	$69.43	01/27/18
01/27/11 Award - RSUs (17)					1,443	$48,456
02/13/12 Award - Option (12)	3,333	6,667	$75.16	02/13/19
02/13/12 Award - RSUs (13)					2,326	$78,107
02/13/12 Award - RSUs (14)					7,780	$261,252
05/09/13 Award - Option (15)	0	10,000	$19.31	05/09/20
05/09/13 Award - RSUs (16)					4,500	$151,110
June M. McCormack
05/19/08 Award (18)	15,000	0	$70.03	05/19/15
01/28/09 Award (9)	17,500	0	$121.56	01/28/16
01/27/10 Award (10)	20,000	0	$113.41	01/27/17
01/27/11 Award (17)					2,885	$96,878
02/13/12 Award - Option (12)	3,333	6,667	$75.16	02/13/19
02/13/12 Award - RSUs (13)					2,326	$78,107
02/13/12 Award - RSUs (14)					6,421	$215,617
05/09/13 Award - Option (15)	0	10,000	$19.31	05/09/20
05/09/13 Award - RSUs (16)					4,500	$151,110
Glenn E. Tanner
01/19/04 Award (5)	9,000	0	$51.20	01/21/14
01/31/07 Award (6)	10,640	0	$77.60	01/31/14
01/30/08 Award (8)	9,305	0	$88.38	01/30/15
01/28/09 Award (9)	17,500	0	$121.56	01/28/16
01/27/10 Award (10)	20,000	0	$113.41	01/27/17
01/27/11 Award (17)					2,885	$96,878
02/13/12 Award - Option (12)	3,333	6,667	$75.16	02/13/19
02/13/12 Award - RSUs (13)					2,326	$78,107
02/13/12 Award - RSUs (14)					6,270	$210,547
05/09/13 Award - Option (15)	0	10,000	$19.31	05/09/20
05/09/13 Award - RSUs (16)					4,500	$151,110

(1)	Amounts shown represent on an award-by-award basis, the number of securities underlying unexercised options that were exercisable as of December 31, 2013.
(2)	Amounts shown represent on an award-by-award basis, the number of securities underlying unexercised options that were unexercisable as of December 31, 2013. These options will become exercisable on their scheduled vesting dates as noted in the footnotes below, except that the options will become immediately exercisable upon the occurrence of an acceleration event or change in control, or upon termination of employment due to death, disability or, in the case of options granted prior to November 24, 2010, retirement.
(3)	Amounts shown represent on an award-by-award basis, the total number of shares of our common stock that had not vested as of December 31, 2013. These awards will vest on their scheduled vesting dates as noted in the footnotes below, except that the RSUs will immediately vest upon the occurrence of a change in control or upon termination of employment due to death or disability.
(4)	Amounts shown represent on an award-by-award basis, the aggregate market value of shares of our common stock that had not vested as of December 31, 2013. The aggregate market value is calculated by multiplying the number of shares or units by the closing market price of a share of our common stock on December 31, 2013.
(5)	This stock option award vested in two installments: one-third on January 19, 2005; and two-thirds on October 24, 2005.
(6)	This stock option award vested in three equal installments on January 31, 2008, 2009 and 2010.

(7)	This stock option award vested in three equal installments on April 2, 2008, 2009 and 2010.
(8)	This stock option award vested in three equal installments on January 30, 2009, 2010 and 2011.
(9)	This stock option award vested in three equal installments on January 28, 2010, 2011 and 2012.
(10)	This stock option award vested in three equal installments on January 27, 2011, 2012 and 2013.
(11)	This stock option award vested in three equal installments on January 27, 2012, 2013 and 2014.
(12)	This stock option award vests in three equal installments on February 13, 2013, 2014 and 2015.
(13)	This RSU award vests in three equal installments on February 13, 2013, 2014 and 2015, and will be settled in shares of our common stock.
(14)	This RSU award vests in full on February 13, 2015, and will be settled in shares of our common stock.
(15)	This stock option award vests in three equal installments on May 9, 2014, 2015 and 2016.
(16)	This RSU award vests in three equal installments on May 9, 2014, 2015 and 2016, and will be settled in shares of our common stock.
(17)	This RSU award vested in three equal installments on January 27, 2012, 2013 and 2014, and was settled in shares of our common stock.
(18)	This stock option award vested in three equal installments on May 19, 2009, 2010 and 2011.

Option Exercises and Stock Vested Table

The following table sets forth, on an aggregated basis, information concerning the exercise of stock options to purchase common stock by, and the vesting of RSUs held by, the Named Executive Officers during 2013.

Option Exercises and Stock Vested in Fiscal Year 2013

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Kevin M. Modany	0	$0	7,265	$132,586
Daniel M. Fitzpatrick	0	$0	2,071	$36,138
Eugene W. Feichtner	0	$0	2,604	$44,509
June M. McCormack	0	$0	4,047	$67,828
Glenn E. Tanner	0	$0	4,047	$67,828

(1)	Amounts shown represent the number of shares of our common stock related to which RSUs vested during the fiscal year.
(2)	Amounts shown represent the aggregate dollar amount realized by the Named Executive Officer upon vesting of the RSUs. The dollar amount realized upon vesting of RSUs in 2013 was determined by multiplying the number of RSUs vested by the market price of a share of our common stock on the vesting date. The dollar amounts realized upon vesting of all RSUs in 2013 held by the Named Executive Officer are then added together to obtain the aggregate dollar amount shown in this column.

Pension Benefits Table

The following table sets forth information concerning the Named Executive Officers’ pension benefits under each pension plan in which we participated.

Pension Benefits

Named Executive Officer	Plan Name (1)	Number of Years of Credited Service (2)		Present Value of Accumulated Benefit (3)	Payments During Last Fiscal Year (4)
Kevin M. Modany
	Old Pension Plan	0	(5)	$0	$0
	ESI Pension Plan	12	(6)	$34,908	$0
	ESI Excess Pension Plan	12	(6)	$45,009	$0
Daniel M. Fitzpatrick
	Old Pension Plan	0	(5)	$0	$0
	ESI Pension Plan	0	(5)	$0	$0
	ESI Excess Pension Plan	0	(5)	$0	$0
Eugene W. Feichtner
	Old Pension Plan	21.6	(7)	$270,715	$0
	ESI Pension Plan	35	(6)	$279,797	$0
	ESI Excess Pension Plan	35	(6)	$75,218	$0
June M. McCormack
	Old Pension Plan	0	(5)	$0	$0
	ESI Pension Plan	0	(5)	$0	$0
	ESI Excess Pension Plan	0	(5)	$0	$0
Glenn E. Tanner
	Old Pension Plan	21.5	(7)	$167,059	$23,495	(8)
	ESI Pension Plan	34	(6)	$288,614	$0
	ESI Excess Pension Plan	0	(5)	$0	$0

(1)	Includes each plan that provides for specific retirement payments and benefits, or payments and benefits that will be provided primarily following retirement, including, without limitation, tax-qualified defined benefit plans and supplemental executive retirement plans, but excluding tax-qualified defined contribution plans and nonqualified defined contribution plans.
(2)	Computed as of December 31, 2013.
(3)	Amounts shown represent the actuarial present value of the Named Executive Officer’s accumulated benefit under the plan, computed as of December 31, 2013. The estimated amounts assume that the Named Executive Officer’s retirement age is the normal retirement age as defined in the plan or, if not so defined, the earliest time at which a participant may retire under the plan without any benefit reduction due to age. The estimated amounts are based on the Named Executive Officer’s most current compensation subject to the plan and, as such, future levels of the Named Executive Officer’s compensation are not estimated for purposes of the calculation. The estimated amounts used to quantify the present value of the accumulated benefit under the Old Pension Plan assume a normal retirement age of 65 using the RP-2000 mortality table and a 4.25% discount rate as of December 31, 2013 for each of the Named Executive Officers who participates in the plan. No mortality is assumed prior to age 65 for any of the Named Executive Officers in the estimated amounts shown for the Old Pension Plan. See Note 15 – Employee Benefit Plans of the Notes to Consolidated Financial Statements, for a discussion of the valuation method and all material assumptions applied in quantifying the present value of the accumulated benefit under the ESI Pension Plan and ESI Excess Pension Plan.
(4)	Amounts shown represent the dollar amount of any payments and benefits paid to the Named Executive Officer under each plan identified during 2013.
(5)	The Named Executive Officer’s employment with us, or his or her eligibility to participate in the plan, began after participation in the plan by new eligible employees had ended.
(6)	The Named Executive Officer’s number of years of credited service with respect to the ESI Pension Plan and the ESI Excess Pension Plan is different from the Named Executive Officer’s number of actual years of service with us, because:

•	any benefit service with ITT Corporation or any of its affiliated companies that was credited to the participating employee under the Old Pension Plan or the Retirement Plan for Salaried Employees of ITT Nevada (the “Nevada Pension Plan”), is treated as benefit service with us under the ESI Pension Plan and the ESI Excess Pension Plan;

•	the ESI Pension Plan covers only most of our eligible salaried employees who were employed by us prior to June 2, 2003; and

•	the ESI Excess Pension Plan covers only a select group of our management and highly-compensated employees who were employed by us prior to June 2, 2003.

The number of years of credited service attributed to each Named Executive Officer reflects the Named Executive Officer’s actual service with us or an affiliated company under the ESI Pension Plan and the ESI Excess Pension Plan through the date that the plans were frozen. The number of years of actual service with us or an affiliated company by each Named Executive Officer who participates in the ESI Pension Plan or the ESI Excess Pension Plan and the difference between that Named Executive Officer’s actual service and credited service under the ESI Pension Plan and the ESI Excess Pension Plan are as follows:

Named Executive Officer	Actual Years of Service With Us or an Affiliated Company (a)	Credit Years of Service Under the Plan (b)	Difference (b-a)
Kevin M. Modany	11.5	12	0.5
Eugene W. Feichtner	34.6	35	0.4
Glenn E. Tanner	34.5	34	(0.5)

The number of actual years of service with us or an affiliated company under the ESI Pension Plan and the ESI Excess Pension Plan, rounded to the nearest whole year in accordance with each plan’s terms, is the same as the number of credited years of service under the ESI Pension Plan and the ESI Excess Pension Plan and, therefore, no benefit augmentation resulted under the ESI Pension Plan or the ESI Excess Pension Plan to any of the Named Executive Officers as a result of the difference in the number of years of actual service from the number of years of credited service. The benefit accruals under the ESI Pension Plan and the ESI Excess Pension Plan for all participants in the plans were frozen on March 31, 2006, such that no further benefits accrue under those plans after March 31, 2006. See “– Pension Plans – ESI Pension Plan” and “– ESI Excess Pension Plan.”

(7)	The Named Executive Officer’s number of years of credited service under the Old Pension Plan is different from the Named Executive Officer’s number of actual years of service with us, because our participation in the Old Pension Plan ended on December 19, 1995. The number of years of credited service attributed to each Named Executive Officer reflects the Named Executive Officer’s actual service with a participating company under the Old Pension Plan through the end of our participation in the Old Pension Plan. See “– Pension Plans – Old Pension Plan.” The number of years of actual service with us or an affiliated company by each Named Executive Officer who participated in the Old Pension Plan and the difference between that Named Executive Officer’s actual service and credited service under the Old Pension Plan are as follows:

Named Executive Officer	Actual Years of Service With Us or an Affiliated Company (a)	Credit Years of Service Under the Plan (b)	Difference (b-a)
Eugene W. Feichtner	34.6	21.6	(13.0)
Glenn E. Tanner	34.5	21.5	(13.0)

The number of actual years of service with us or an affiliated company is greater than the number of credited years of service under the Old Pension Plan and, therefore, no benefit augmentation resulted under the Old Pension Plan to any of the Named Executive Officers as a result of the difference in the number of years of actual service from the number of years of credited service.

(8)	Mr. Tanner previously qualified for, elected to receive and has begun receiving the early retirement annual benefit under the Old Pension Plan, which is paid in the form of a life annuity by ITT Corporation. Since we are no longer affiliated with ITT Corporation, Mr. Tanner’s continued employment with us does not prevent him from being retired under the terms of the Old Pension Plan.

Pension Plans

Old Pension Plan. Prior to December 19, 1995, we participated in the Old Pension Plan, a non-contributory defined benefit pension plan that covered substantially all of our eligible salaried employees, including our executive officers. We paid the entire cost of the Old Pension Plan with respect to our employees. Normal retirement age under the Old Pension Plan is 65.

The annual pension amounts to 2% of a participant’s average final compensation (as defined below) for each of the first 25 years of benefit service, plus 1.5% of a participant’s average final compensation for each of the next 15 years of benefit service prior to December 19, 1995, reduced by 1.25% of the participant’s primary Social Security benefit for each year of benefit service to a maximum of 40 years; provided that no more than 50% of the participant’s primary Social Security benefit is used for such reduction. A participant’s average final compensation (including salary plus approved bonus payments) is defined under the Old Pension Plan as the total of (a) a participant’s average annual base salary for the five calendar years of the last 120 consecutive calendar months of eligibility service affording the highest such average, plus (b) a participant’s average annual compensation not including base salary (such as approved bonus compensation and overtime) for the five calendar years of the participant’s last 120 consecutive calendar months of eligibility service affording the highest such average. The dollar value of base salary and approved bonus (which may include non-equity incentive plan compensation under Item 402(a) of Regulation S-K under the Exchange Act), whether cash and/or non-cash, are the components of the compensation that are used for purposes of determining “average final compensation” under the Old Pension Plan, but annual compensation in excess of $160,000 and compensation accrued after December 18, 1995 are not taken into account. The Old Pension Plan also provides for: (a) undiscounted early retirement pensions for participants who retire at or after age 60 and prior to normal retirement age following completion of 15 years of eligibility service; and (b) discounted early retirement pensions for participants who retire between ages 55 and 59 and whose age and years of eligibility service equate to at least 80. A participant is vested in benefits accrued under the Old Pension Plan upon completion of five years of eligibility service. A participant may receive a distribution in the form of a qualified joint and survivor annuity or a life annuity. The amount of the resulting monthly benefit under a joint and survivor annuity is typically less than a life annuity based solely on the participant’s life expectancy. No extra years of credited service under the Old Pension Plan have been granted to any of the Named Executive Officers. As of December 31, 2013, Messrs. Feichtner and Tanner were the only Named Executive Officer participants who qualified for early retirement under the Old Pension Plan based on age and years of service. Mr. Tanner has elected to receive and has begun receiving the early retirement annual benefit under the Old Pension Plan. See “– Pension Benefits Table.” ITT Corporation is responsible for all benefits accrued under the Old Pension Plan and for administering those benefits with respect to its own employees as well as our retirees.

ESI Pension Plan. On June 9, 1998, we established the ESI Pension Plan that, prior to June 2, 2003, covered most of our eligible salaried employees, including our executive officers. The purpose for establishing the ESI Pension Plan was to replace the Nevada Pension Plan. We participated in the Nevada Pension Plan, which covered substantially all of our eligible salaried employees, including our executive officers, from December 20, 1995 to June 9, 1998. The Nevada Pension Plan was terminated and liquidated in June 2000 and is no longer in existence. Effective June 2, 2003, the ESI Pension Plan was amended to cover only most of our eligible salaried employees, including our executive officers, who were employed by us prior to June 2, 2003. The benefit accruals under the ESI Pension Plan for all participants in the plan were frozen on March 31, 2006, such that no further benefits accrue under that plan after March 31, 2006, other than interest credits described below.

The ESI Pension Plan is a cash balance defined benefit plan, which provides a set benefit to participating employees at their retirement that is not affected by the amount of our contributions to the ESI Pension Plan trust or the investment gains or losses with respect to such contributions. The ESI Pension Plan credited a bookkeeping account associated with each participating employee with:

•	an amount based on the employee’s compensation, age and years of benefit service (the “Pay Credit”) at the end of each plan year (i.e., January 1 through December 31, except for the first plan year of June 9, 1998 through December 31, 1998) through March 31, 2006 of the 2006 plan year;

•	interest credits on the portion of the balance attributable to Pay Credits credited to the bookkeeping account for plan years prior to the 2002 plan year, calculated as of the end of each plan year at the fixed rate of 8% through December 31, 2010 and 5% beginning January 1, 2011, compounded annually; and

•	interest credits on the portion of the balance attributable to Pay Credits credited to the bookkeeping account for the 2002 and subsequent plan years, calculated as of the end of each plan year at a variable rate ranging from 6% to 12% through December 31, 2010 and 4% to 12% beginning January 1, 2011, compounded annually.

The variable rate for a plan year is the average of the 30-year U.S. Treasury Bond (or a comparable instrument) rates on each of March 31, June 30 and September 30 of the immediately preceding plan year. At retirement, the participating employee will receive a benefit equal to the value of the bookkeeping account associated with such employee. We pay the entire cost of the ESI Pension Plan. The Pay Credit equals a percentage of the participating employee’s compensation (consisting of base salary, overtime pay and bonuses (which may include non-equity incentive plan compensation under Item 402(a) of Regulation S-K under the Exchange Act) whether cash and/or non-cash) for the plan year and is determined under the following schedule according to points based on the participating employee’s age and years of benefit service:

Standard Schedule Allocation Percentage
Points	Prior to 2002	Beginning in 2002
1-29	2.0	2.5
30-34	2.5	2.5
35-39	3.0	3.0
40-44	3.5	3.5
45-49	4.0	4.0
50-54	4.5	4.5
55-59	5.5	5.5
60-64	6.5	6.5
65-69	7.5	7.5
70-74	9.0	9.0
75-79	10.5	10.5
80+	12.0	12.0

Participating employees who met certain age and service requirements received Pay Credits under the following “Transition Schedule,” which is more generous:

Transition Schedule Allocation Percentage
Points	Prior to 2002	Beginning in 2002
1-29	2.0	8.0
30-34	2.5	8.0
35-39	3.0	8.0
40-44	3.5	8.0
45-49	4.0	8.0
50-54	4.5	8.0
55-59	5.5	8.0
60-64	7.0	8.0
65-69	8.5	8.5
70-74	10.5	10.5
75-79	13.0	13.0
80+	16.0	16.0

Mr. Modany received Pay Credits under the “Standard Schedule,” Messrs. Feichtner and Tanner received Pay Credits under the “Transition Schedule” and Mr. Fitzpatrick and Ms. McCormack were ineligible to participate in the ESI Pension Plan.

The participating employee’s points for a plan year equal the sum of the employee’s age and years of benefit service as of the last day of the plan year. Any benefit service and vesting service with ITT Corporation or any of its affiliated companies that were credited to the participating employee under the Old Pension Plan as of December 19, 1995 or under the Nevada Pension Plan from December 20, 1995 through June 9, 1998 are treated as benefit service and vesting service, respectively, with us under the ESI Pension Plan. A participating employee who has completed three or more years of vesting service (or his or her beneficiary) is eligible to receive a distribution from the ESI Pension Plan upon the participating employee’s retirement on or after age 55, disability, death or after the employee has both terminated employment and reached age 55. The form and timing of the distribution may vary depending on the reason the participant’s employment ends, the participant’s marital status, the present value of the bookkeeping account associated with the employee and the employee’s election. An employee may receive a distribution in the form of a lump sum, qualified joint and survivor annuity (for married participants) or life annuity (for unmarried participants). The amount of the resulting monthly benefit under a joint and survivor annuity is typically less than for a life annuity based solely on the participant’s life expectancy. We do not have a policy with regard to crediting extra years of benefit service under our pension plans, but no extra years of benefit service under the ESI Pension Plan have been credited to any of the Named Executive Officers. As of December 31, 2013, Messrs. Feichtner and Tanner were the only Named Executive Officer participants who qualified for retirement under the ESI Pension Plan based on age and years of service. If Mr. Feichtner’s employment with us terminated as of December 31, 2013, he would receive his accrued benefit under the ESI Pension Plan as of that date, which was $279,797. If Mr. Tanner’s employment with us terminated as of December 31, 2013, he would receive his accrued benefit under the ESI Pension Plan as of that date, which was $288,614. An eligible employee’s benefits under the ESI Pension Plan will be paid from the trust maintained for the ESI Pension Plan that has been funded by us.

ESI Excess Pension Plan. On June 9, 1998, we established, and effective January 1, 2008, we restated, the ESI Excess Pension Plan, an unfunded, nonqualified retirement plan for a select group of our management and highly compensated employees. The benefit accruals under the ESI Excess Pension Plan for all participants in the plan were frozen on March 31, 2006, such that no further benefits accrue under that plan after March 31, 2006. The purpose of the ESI Excess Pension Plan was to restore benefits earned, but not available, to eligible employees under the ESI Pension Plan due to federal limitations on the amount of benefits that can be paid and compensation that may be recognized under a tax-qualified retirement plan. The practical effect of the ESI Excess Pension Plan was to continue the calculation of retirement benefits to all employees on a uniform basis. The eligible employee’s compensation upon which the benefits under the ESI Excess Pension Plan are based is the same as for that eligible employee’s benefits under the ESI Pension Plan (but without regard to the IRC limit on includible compensation for qualified plans).

An eligible employee will receive his or her benefit under the ESI Excess Pension Plan in a lump sum cash payment within 60 days following his or her termination of employment. If an eligible employee is a “specified employee” as defined in Section 409A of the IRC, however, then his or her benefit will be paid on the first day that is six months after the eligible employee’s termination of employment. If an eligible employee dies before the benefit due to the employee under the ESI Excess Pension Plan has been paid, then the benefit will be paid to the employee’s beneficiary within 60 days after the employee’s death. We do not have a policy with regard to crediting extra years of benefit service under our pension plans, but no extra years of benefit service under the ESI Excess Pension Plan have been credited to any of the Named Executive Officers. As of December 31, 2013, Mr. Feichtner was the only Named Executive Officer participant who qualified for retirement under the ESI Excess Pension Plan based on age and years of service. If Mr. Feichtner’s employment with us terminated as of December 31, 2013, he would receive his accrued benefit under the ESI Excess Pension Plan as of that date, which was $75,218. An eligible employee’s benefits under the ESI Excess Pension Plan will generally be paid directly by us. See “– ESI Pension Plan.”

Nonqualified Deferred Compensation Plan Table

The following table sets forth information concerning the compensation of the Named Executive Officers in our 2013 fiscal year under the ESI Excess Savings Plan. None of the Named Executive Officers has deferred any bonus compensation under the Deferred Bonus Plan.

Nonqualified Deferred Compensation in Fiscal Year 2013

Named Executive Officer	Executive Contributions in Last Fiscal Year (1)	ITT/ESI Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year(2)	Aggregate Balance at Last Fiscal Year-End (3)
Kevin M. Modany
ESI Excess Savings Plan	$0	$0	$4,195	$54,736
Daniel M. Fitzpatrick
ESI Excess Savings Plan	$0	$0	$0	$0
Eugene W. Feichtner
ESI Excess Savings Plan	$0	$0	$297	$3,871
June M. McCormack
ESI Excess Savings Plan	$0	$0	$0	$0
Glenn E. Tanner
ESI Excess Savings Plan	$0	$0	$1,023	$13,346

(1)	Effective for plan years beginning on and after January 1, 2008, we froze the ESI Excess Savings Plan, such that eligible employees may no longer make elective contributions and we no longer make contributions under the ESI Excess Savings Plan.
(2)	Amounts shown represent the dollar amount of the aggregate interest or other earnings accrued during 2013 to the Named Executive Officer’s account under the ESI Excess Savings Plan. The only portion of these amounts that is reported as compensation to the Named Executive Officer in the Summary Compensation Table for the 2013 year is the above-market or preferential earnings in 2013 on the balance of the Named Executive Officer’s account under the ESI Excess Savings Plan which are included in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table. See “– Summary Compensation Table.”
(3)

Amounts shown represent the dollar amount of the total balance of the Named Executive Officer’s account at the end of 2013 under the ESI Excess Savings Plan. The only portion of these amounts that is reported as compensation to the Named Executive Officer in the Summary Compensation Table for each of the 2012 and 2011 years is the above-market or preferential portion of aggregate earnings under the ESI Excess Savings Plan in 2012 and 2011, which contribute to the aggregate balance of the Named Executive Officer’s ESI Excess Savings Plan account at year-end 2013. Those earnings are included in the amount of the Named Executive Officer’s compensation for the particular year and are reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table for that particular year. The amount of those above-market or preferential earnings for each of the Named Executive Officers is specified in the table below.

	ESI Excess Savings Plan Above-Market Earnings in Fiscal Year
Named Executive Officer	2012	2011
Kevin M. Modany	$2,571	$1,725
Daniel M. Fitzpatrick	$0	$0
Eugene W. Feichtner	$183	$124
June M. McCormack	$0	$0
Glenn E. Tanner	$625	$417

Nonqualified Deferred Compensation Plans

ESI Excess Savings Plan. On June 9, 1998, we established, and effective January 1, 2008, we restated, the ESI Excess Savings Plan, an unfunded, nonqualified deferred compensation plan for a select group of our management and highly compensated employees. Effective for plan years beginning on and after January 1, 2008, we froze the ESI Excess Savings Plan, such that eligible employees may no longer make elective deferrals and we will no longer make contributions under the ESI Excess Savings Plan. The ESI Excess Savings Plan offered eligible employees, who were precluded by federal limitations from fully participating in the ESI 401(k) Plan, a means for:

•	restoring their contributions lost under the ESI 401(k) Plan due to the federal limitations;

•	restoring our matching and non-matching contributions lost under the ESI 401(k) Plan due to the federal limitations; and

•	deferring a portion of their salaries equal to either 5% or the same deferral percentage that they elected under the ESI 401(k) Plan.

Any deferral of an eligible employee’s salary under the ESI Excess Savings Plan applied only with respect to the salary that exceeded the federal limitations. See “– Equity Compensation and Qualified Savings Plans – ESI 401(k) Plan.”

Prior to the freeze of the ESI Excess Savings Plan, we made matching contributions under the ESI Excess Savings Plan equal to 100% of the first 1% and 50% of the next 4% of the eligible employee’s salary that the employee deferred under the ESI Excess Savings Plan. Any amounts credited to an eligible employee under the ESI Excess Savings Plan will accrue interest at the rate of 8% compounded monthly. This rate is determined by the Compensation Committee and may be changed at any time by that Committee. Our matching contributions vest 100% upon completion of the third full year that the employee is employed by us. The payment of the eligible employee’s salary deferrals, our vested matching contributions and the attributable interest accrued thereon will be made in a single lump sum cash payment within 60 days following a Change in Control (as defined in the ESI Excess Savings Plan and below) or the eligible employee’s termination of employment. If an eligible employee is a “specified employee” as defined in Section 409A of the IRC, however, then his or her amounts will be paid on the first day that is six months after his or her termination of employment. If an eligible employee dies before the amounts due to the employee under the ESI Excess Savings Plan have been paid, then those amounts will be paid to the employee’s beneficiary within 60 days after the employee’s death.

A Change in Control under the ESI Excess Savings Plan means one of the following events:

•	the acquisition of ownership (other than by way of merger or consolidation with an entity that, immediately before the acquisition, was a Controlling Company (as defined in the ESI Excess Savings Plan and below)) during any 12 month period, by any one person or more than one person acting as a group, of all or substantially all of the assets of a Controlling Company;

•	the acquisition (other than by a Controlling Company) by any one person or more than one person acting as a group, of ownership of more than 50% of the total fair market value or total voting power of the ownership interests of stock of a Controlling Company;

•	the acquisition (other than by a Controlling Company) during any 12 month period, by any one person or more than one person acting as a group, of ownership of stock of a Controlling Company possessing 30% or more of the total voting power of stock of the Controlling Company; or

•	the replacement of a majority of members of the board of directors or comparable governing body of a Controlling Company, during any 12-month period, by members whose appointment or election is not endorsed by a majority of the members of the Controlling Company’s board of directors or comparable governing body prior to the date of the appointment or election.

A “Controlling Company” means:

•	us;

•	a related company that participates in the ESI Excess Savings Plan and employs the eligible employee;

•	a related company that is the majority owner of us or a participating company that employs the eligible employee; or

•	any related company in an uninterrupted chain of majority ownership culminating in the ownership of us or a participating company that employs the eligible employee.

Deferred Bonus Plan. On March 15, 2000, we established, and effective January 1, 2008, we restated, the Deferred Bonus Plan, an unfunded, nonqualified deferred compensation plan for a select group of our management and highly compensated employees. The Deferred Bonus Plan provides that each eligible employee may elect to defer payment of all or a portion of his or her annual bonus compensation in the same form that the bonus is otherwise payable, either in cash or shares of our common stock. The deferral of payment of cash or shares of our common stock can only be made in increments of 25%. Any deferred cash amounts will accrue interest at the rate of 6% compounded annually. This rate is determined by the Compensation Committee and may be changed at any time by that Committee. Any deferred shares of our common stock will be credited with any cash dividends on those shares and, on a semi-annual basis, those cash dividends will be converted to shares of our common stock, based on the fair market value at the time of the conversion.

An eligible employee under the Deferred Bonus Plan may elect, as part of his or her deferral election, to receive payment of the deferred portion of his or her annual bonus compensation (a) within 60 days after termination of his or her employment with us or (b) in January of a designated calendar year that is no earlier than the second calendar year after the year in which the deferred bonus compensation was determined. If an eligible employee is a “specified employee” as defined in Section 409A of the IRC, then any amounts payable to the eligible employee under the Deferred Bonus Plan on account of his or her termination of employment with us will be paid on the first day that is six months after termination of his or her employment. If an eligible employee dies before all amounts due to the employee under the Deferred Bonus Plan have been paid, the unpaid balance will be paid in a lump sum within 60 days following the eligible employee’s death, regardless of the employee’s election. Payment of cash amounts deferred are made in the form of cash, and payment of shares of our common stock deferred are made in the form of shares of our common stock, except that any cash dividends that have not been converted to shares of our common stock will be paid in cash.

None of the Named Executive Officers deferred any amounts under the Deferred Bonus Plan in 2013.

Potential Payments Upon Termination or Change In Control

The amounts set forth or referenced in this section reflect amounts payable and the value of benefits under our plans and arrangements to each of the Named Executive Officers in the event of termination of such executive’s employment and/or a change in control of us under various circumstances. The various types of circumstances that would trigger payments and benefits are specified in the discussion of each plan and arrangement under which benefits would be received. The following discussion is of plans and arrangements currently in effect, but it is always possible that different arrangements could be negotiated in connection with an actual termination of employment or change in control. Further, the amounts shown are estimates and are based on numerous assumptions, including that employment terminated or a change in control occurred on December 31, 2013, except as otherwise noted. Therefore, the actual amounts of the payments and benefits that would be received by the Named Executive Officers could be more or less than the amounts set forth below, and can only be determined at the time of an actual termination of employment or change in control event.

Senior Executive Severance Plan. On October 22, 2007, we established the Senior Executive Severance Plan, which provides severance benefits for a select group of our executives (including all of the Named Executive Officers) when:

•	the covered executive’s employment is terminated, other than for cause, or when the covered executive terminates his or her employment for good reason, in each case within two years after the occurrence of an acceleration event, as described below; or

•	the covered executive’s employment is terminated, other than for cause, during an imminent acceleration event period, as described below.

As a result, the benefits under the Senior Executive Severance Plan are not payable merely because a change in control transaction occurs or is imminent. Instead, payment of the severance benefits is only triggered if a change in control has occurred or is imminent and certain types of termination of employment occur. The Compensation Committee has determined that this “double trigger” requirement is in the best interests of our company and our shareholders.

The Senior Executive Severance Plan provides two levels of benefits for covered executives, based on the covered executive’s position with us. Under the Senior Executive Severance Plan, Mr. Modany would receive the higher level of benefits and Messrs. Feichtner, Fitzpatrick and Tanner and Ms. McCormack would receive the lower level of benefits. If Mr. Modany’s employment is terminated other than for cause during an imminent acceleration event period or within two years after an acceleration event, or if he resigns for good reason within two years after an acceleration event, he would be entitled to the following from us:

•	three times his highest annual base salary rate paid and his highest bonus paid or awarded any time during the three years immediately preceding the acceleration event (or in the case of a termination that occurs during an imminent acceleration event period, the three-year period immediately preceding the first day of the imminent acceleration event period);

•	a lump sum amount equal to three times the product of his highest annual base salary rate paid during the three years immediately preceding the acceleration event (or in the case of a termination that occurs during an imminent acceleration event period, the three-year period immediately preceding the first day of the imminent acceleration event period), multiplied by the highest percentage rate of our contributions with respect to him under the ESI 401(k) Plan at any time during that three year period;

•	a lump sum stipend equal to 36 times the monthly premium that, as of the date of Mr. Modany’s termination of employment, is charged to qualified beneficiaries for health care continuation coverage under COBRA, for the same coverage options and levels of medical, prescription drug, dental and vision coverage that he had in effect under our welfare plans immediately prior to his termination of employment;

•	a lump sum stipend equal to 36 times the full monthly premium payable to our life insurance carrier for the type and level of life insurance coverage (including, if applicable, dependent life insurance coverage) in effect for him immediately prior to his termination of employment; and

•	a tax gross-up payment that covers any excise tax, interest and penalties under the IRC arising from the payment to him of any amount under the Senior Executive Severance Plan or otherwise as a result of an acceleration event.

If any of the other Named Executive Officers’ employment is terminated other than for cause during an imminent acceleration event period or within two years after an acceleration event, or if he or she resigns for good reason within two years after an acceleration event, he or she would be entitled to the following from us under the Senior Executive Severance Plan:

•	two times his or her highest annual base salary rate paid and his or her highest bonus paid or awarded any time during the three years immediately preceding the acceleration event (or in the case of a termination that occurs during an imminent acceleration event period, the three-year period immediately preceding the first day of the imminent acceleration event period);

•	a lump sum amount equal to two times the product of his or her highest annual base salary rate paid during the three years immediately preceding the acceleration event (or in the case of a termination that occurs during an imminent acceleration event period, the three-year period immediately preceding the first day of the imminent acceleration event period), multiplied by the highest percentage rate of our contributions with respect to that executive under the ESI 401(k) Plan at any time during that three year period;

•	a lump sum stipend equal to 24 times the monthly premium that, as of the date of the executive’s termination of employment, is charged to qualified beneficiaries for COBRA continuation coverage for the same coverage options and levels of medical, prescription drug, dental and vision coverage that the executive had in effect under our welfare plans immediately prior to his or her termination of employment; and

•	a lump sum stipend equal to 24 times the full monthly premium payable to our life insurance carrier for the type and level of life insurance coverage (including, if applicable, dependent life insurance coverage) in effect for him or her immediately prior to his or her termination of employment;

provided, however, that in the event that any payments to one of these other Named Executive Officers under the Senior Executive Severance Plan or otherwise in connection with an acceleration event would be subject to any excise tax under Section 4999 of the IRC, then those payments will be reduced to the extent necessary to prevent any portion of the payments from being subject to an excise tax under that section of the IRC, but only if such reduction would allow the executive to retain a greater net after-tax benefit than he or she would have received if the payments had not been reduced and the executive had paid all applicable income, employment and excise taxes.

The Senior Executive Severance Plan provides that, in order to receive any severance benefits under that plan, the covered executive must agree to comply with certain restrictive covenants, including that the covered executive:

•	will not be employed by, work for, consult with, lend assistance to or engage in businesses competitive with ours for a period of one year after termination of employment;

•	will not solicit or induce to leave any of our employees for a period of one year after the executive’s termination of employment;

•	will not urge or induce any of our customers or others with whom we have a business relationship to terminate or limit their business with us for a period of one year after termination of employment;

•	will not disparage us for a period of one year after termination of employment; and

•	will not disclose or use our confidential information for as long a period of time as permitted by applicable law, and in any event for a period of at least three years after termination of employment.

The covered executive must also execute a general release releasing us and certain related entities and individuals from all claims that he or she has or may have against us or them that arise on or before the date the executive signs the release.

The Senior Executive Severance Plan provides that the severance amounts will be paid by us in a lump sum cash payment within 30 calendar days following the covered executive’s termination or, if later, on the first business day after expiration of the revocation period of the general release. Payment of any gross-up amount to Mr. Modany is to be made within five business days after a chosen accounting firm determines whether such a payment is due. In all cases, any amounts due under the Senior Executive Severance Plan must be paid no later than March 15 of the calendar year following the calendar year in which the executive’s termination of employment occurs.

An “acceleration event” under the Senior Executive Severance Plan will occur if:

•	a report on Schedule 13D is filed with the SEC disclosing that any person, other than us or one of our subsidiaries or any employee benefit plan that we or one of our subsidiaries sponsors, is the beneficial owner of 20% or more of the outstanding shares of our common stock, other than as a result of an increase in the percentage of the outstanding shares beneficially owned by such person solely as a result of a reduction in the number of shares then outstanding due to the repurchase by us of our common stock, provided that any subsequent acquisition of shares of our common stock by any person resulting in such person beneficially owning 20% or more of the outstanding shares of our common stock shall constitute an acceleration event;

•	a person, other than us or one of our subsidiaries or any employee benefit plan that we or one of our subsidiaries sponsors, purchases shares of our common stock in connection with a tender or exchange offer, if after consummation of the offer the person purchasing the shares is the beneficial owner of 15% or more of the outstanding shares of our common stock;

•	our shareholders approve:

•	any consolidation or merger of us in which we are not the continuing or surviving corporation or our common stock is converted into cash, securities or other property, unless the transaction was a merger in which our shareholders immediately prior to the merger would have the same proportionate ownership of common stock of the surviving corporation that they held in us immediately prior to the merger; or

•	any sale, lease, exchange or other transfer of all or substantially all of our assets; or

•	a majority of the members of our Board of Directors changes within a 12-month period, unless the election or nomination for election of each of the new Directors by our shareholders had been approved by two-thirds of the Directors still in office who had been Directors at the beginning of the 12-month period.

An “imminent acceleration event period” under the Senior Executive Severance Plan means the period:

•	beginning on the first to occur of:

•	a public announcement of a proposal or offer that, if consummated, would be an acceleration event;

•	a making to one or more of our Directors or executive officers of a written proposal that, if consummated, would be an acceleration event; or

•	approval by our Board of Directors or shareholders of a transaction that, upon closing, would be an acceleration event; and

•	ending upon the first to occur of:

•	a public announcement that the contemplated acceleration event has been terminated or abandoned;

•	the occurrence of the contemplated acceleration event; or

•	18 months after the beginning of the imminent acceleration event period.

A resignation for “good reason” means:

•	a material diminution in the covered executive’s base compensation;

•	a material diminution in the covered executive’s authority, duties or responsibilities;

•	a material diminution in the authority, duties or responsibilities of the person to whom the covered executive is required to report (including, for example, a requirement that a covered executive who previously reported to the Board of Directors instead report to a corporate officer or employee);

•	a material diminution in the budget over which the covered executive retains authority;

•	a material change in the geographic location at which the covered executive must perform services; and

•	if the terms and conditions of a covered executive’s employment are governed by an agreement, any other action or inaction that constitutes a material breach by us or any successor of the agreement.

A termination for “cause” means any action by a covered executive involving willful malfeasance or his or her failure to act involving material nonfeasance that would have a materially adverse effect on us. No act or omission on the part of the covered executive will be considered “willful,” unless it is done or omitted in bad faith or without reasonable belief that the action or omission was in our interests.

If termination of employment and an acceleration event or imminent acceleration event under the Senior Executive Severance Plan occurred that entitled the Named Executive Officers to severance benefits under the Senior Executive Severance Plan, the value that could have been realized from those benefits as if employment terminated on December 31, 2013 is as follows:

Value of Benefit that Could have been Realized by the Named Executive Officers under the Senior Executive Severance Plan as of December 31, 2013

Type of Benefit	Modany	Fitzpatrick	Feichtner	McCormack	Tanner
Salary	$2,400,222	$800,000	$620,216	$553,582	$518,214
Bonus	$3,000,279	$650,000	$465,162	$415,186	$388,660
Stipend in Lieu of Health Insurance Benefits(1)	$40,788	$27,192	$27,192	$9,359	$27,192
Stipend in Lieu of Life Insurance Benefits(1)	$18	$12	$12	$12	$12
Foregone Savings Plan Benefits(1)	$22,950	$15,300	$15,300	$15,300	$15,300
Tax Gross-Up Payment to Cover Excise Tax(2)	$0	N/A	N/A	N/A	N/A
Reduction to Limit Excise Taxes(2)	N/A	$(0)	$(0)	$(0)	$(0)

Total	$5,464,257	$1,492,504	$1,127,882	$993,439	$949,378

(1)	The estimated value of the severance benefit is based on the cost to us using the assumptions used for financial reporting purposes under generally accepted accounting principles in the United States.
(2)	The estimated value of any excise tax, and thereby the amount of any tax gross-up payment and the calculation of any reduction to limit excise taxes, are based on the highest marginal rate of federal, state and local taxes related to the severance benefits specified in the table and any other payments to the Named Executive Officer arising from an acceleration event. These amounts are also based on an assumption that, as a result of the covenant not to compete in the Senior Executive Severance Plan, the value of one year’s base salary and target bonus would constitute “reasonable compensation” under Section 280G of the IRC and therefore would be excluded from the calculation of the amount of any excise tax, the amount of any tax gross-up payment and the reduction, if any, required to limit excise taxes.

Letter Agreement. We entered into a letter agreement with Mr. Modany on August 4, 2014. See “—Employment Contracts” for a further discussion of the letter agreement. If we terminate the Applicable Period before February 4, 2015, Mr. Monday will be entitled to the cash compensation he would have been paid through that date. During the 18-month period following the Applicable Period, Mr. Modany will serve as a consultant to us in exchange for a monthly fee equivalent to his current monthly base salary and continued vesting of his equity-based awards. Mr. Modany will not be entitled to receive any severance pay or other separation benefits in connection with his resignation, but we will pay him a lump sum cash payment equal to 18 times his monthly premium with respect to COBRA for continued health and dental coverage. This payment will be made following Mr. Modany’s execution of a release of claims against us, and the amount of such payment will be approximately $21,750.

1997 Stock Plan. If a Named Executive Officer’s employment with us terminates as a result of the Named Executive Officer’s death, retirement or total disability, or if an acceleration event occurs under the 1997 Stock Plan, all stock options granted to the Named Executive Officer under the 1997 Stock Plan would immediately vest and become exercisable. See “– Equity Compensation and Qualified Savings Plans – 1997 Stock Plan.” If such an event occurred, none of the Named Executive Officers would have realized any value from the exercise of unvested stock options granted under the 1997 Stock Plan, because all of the outstanding stock options granted to the Named Executive Officers under the 1997 Stock Plan were fully vested as of December 31, 2013.

Amended 2006 Plan. If a Named Executive Officer’s employment with us terminates as a result of the Named Executive Officer’s death or disability:

•	all outstanding stock options with time-based vesting restrictions granted to the Named Executive Officer under the Amended 2006 Plan will become exercisable immediately;

•	all restrictions imposed on restricted stock and RSUs with time-based vesting restrictions granted to the Named Executive Officer under the Amended 2006 Plan will lapse immediately, and the RSUs will be settled immediately thereafter; and

•	the Plan Committee will determine the extent to which a Named Executive Officer will have the right to receive other stock awards granted to the Named Executive Officer under the Amended 2006 Plan.

In addition, upon a Named Executive Officer’s retirement, all outstanding stock options with time-based vesting restrictions granted to the Named Executive Officer prior to November 24, 2010 under the Amended 2006 Plan will become exercisable immediately.

In the event of a change in control of us under the Amended 2006 Plan:

•	all outstanding stock options with time-based vesting restrictions granted to the Named Executive Officer under the Amended 2006 Plan will become exercisable immediately;

•	all restrictions imposed on restricted stock and RSUs with time-based vesting restrictions granted to the Named Executive Officer under the Amended 2006 Plan will lapse immediately, and the RSUs will be settled immediately thereafter; and

•	in the discretion of the Plan Committee, all outstanding stock options may be terminated and each participant may receive, with respect to each share subject to the options, an amount in cash equal to the excess of the consideration payable with respect to one share in connection with the change in control over the option’s exercise price.

A change in control under the Amended 2006 Plan means the occurrence of one or more of the following:

•

the acquisition by any person (within the meaning of Section 13(d) of the Exchange Act), other than us, a subsidiary of ours or any employee benefit plan sponsored by us or a subsidiary of ours, of a beneficial ownership directly or indirectly of 20% or more of the outstanding shares of our common stock, provided that an increase in the percentage of the outstanding shares of our common stock beneficially owned by any person (within the meaning of Section 13(d) of the Exchange Act) solely as a result of a reduction in the number of shares of our common stock then outstanding due to the repurchase by us of such common stock shall not constitute a change in control, however any subsequent acquisition of shares of our common stock by any person (within the meaning of Section 13(d) of the Exchange Act) resulting in such person beneficially owning 20% or more of the outstanding shares of our common stock shall constitute a change in control;

•	the purchase by any person (within the meaning of Section 13(d) of the Exchange Act), other than us, a subsidiary of ours or any employee benefit plan sponsored by us or a subsidiary of ours, of shares pursuant to a tender offer or exchange offer to acquire our common stock (or securities convertible into common stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person in question is the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 15% or more of the outstanding shares of our common stock (calculated as provided in paragraph (d) of Rule 13d-3 under the Exchange Act in the case of rights to acquire common stock);

•	our shareholders approve (a) any consolidation or merger of us in which we are not the continuing or surviving corporation or pursuant to which shares of our common stock would be converted into cash, securities or other property, other than a merger of us in which holders of our common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger as immediately before, or (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of our assets;

•	a change in a majority of the members of our Board of Directors within a 12-month period, unless the election or nomination for election by our shareholders of each new Director during such 12-month period was approved by the vote of two-thirds of the Directors then still in office who were Directors at the beginning of such 12-month period; or

•	the liquidation or dissolution of us.

In addition, one or more outstanding unvested awards under the Amended 2006 Plan may become fully vested and exercisable and the restrictions on the transfer and repurchase or forfeiture rights on the awards may be terminated in connection with a disposition of a subsidiary of ours, but only with respect to those participants who are at the time engaged primarily in service with the subsidiary involved in the subsidiary disposition. See “– Equity Compensation and Qualified Savings Plans – Amended 2006 Plan.”

If any of the following occurs:

•	a Named Executive Officer’s employment with us terminates as a result of the Named Executive Officer’s death or disability;

•	there is a change in control of us; or

•	the Plan Committee determines to fully vest awards in a disposition of a subsidiary with which the officer was engaged primarily in service,

the value that could have been realized from the exercise or acceleration of unvested awards with time-based vesting restrictions granted to the Named Executive Officer under the Amended 2006 Plan as of December 31, 2013, is as follows:

	December 31, 2013 Value of Unvested Awards
	Termination Due to Death or Disability		Change in Control
Named Executive Officer	Stock Options(1)	RSUs(2)	Stock Options(1)	RSUs(2)
Kevin M. Modany	$891,875	$2,917,599	$891,875	$2,917,599
Daniel M. Fitzpatrick	$214,050	$626,167	$214,050	$626,167
Eugene W. Feichtner	$142,700	$538,925	$142,700	$538,925
June M. McCormack	$142,700	$541,712	$142,700	$541,712
Glenn E. Tanner	$142,700	$536,642	$142,700	$536,642

(1)	Amounts shown represent the aggregate dollar amount that could be realized from all outstanding, unvested stock option awards granted to the Named Executive Officer under the Amended 2006 Plan, if those options became vested and were exercised by the Named Executive Officer on December 31, 2013.
(2)	Amounts shown are calculated by multiplying the number of unvested RSUs held by the Named Executive Officer that would vest upon the specified event by the closing market price of a share of our common stock on December 31, 2013.

In addition, the Plan Committee, in its discretion, may amend the terms of any outstanding award granted under the Amended 2006 Plan in the event of a participant’s termination of employment or service or in the event of a change in control of us, subject to certain limitations. See “– Equity Compensation and Qualified Savings Plans – Amended 2006 Plan.”

ESI 401(k) Plan. If a Named Executive Officer’s employment with us terminates, the Named Executive Officer may withdraw from his or her account under the ESI 401(k) Plan all of the Named Executive Officer’s contributions, all of our vested contributions and all earnings on both types of contributions. Payments are normally made in a single lump sum, but if the Named Executive Officer’s balance is above a threshold amount, he or she may elect to receive payments in annual or monthly installments. See “– Equity Compensation and Qualified Savings Plans – ESI 401(k) Plan.”

If a Named Executive Officer’s employment with us terminated, the amount that could have been realized from the distribution of the contributions and earnings thereon in the Named Executive Officer’s account under the ESI 401(k) Plan as of December 31, 2013 is as follows:

Named Executive Officer	Amount of Employee Contributions, ITT/ESI Vested Contributions and Earnings on Those Contributions as of December 31, 2013
Kevin M. Modany	$333,504
Daniel M. Fitzpatrick	$267,367
Eugene W. Feichtner	$1,395,904
June M. McCormack	$151,017
Glenn E. Tanner	$1,280,588

ESI Excess Savings Plan. If a Named Executive Officer’s employment with us terminates, all eligible employee salary deferrals, our vested contributions and the attributable interest accrued on those deferrals and contributions under the ESI Excess Savings Plan would be paid in a single lump sum cash payment to the Named Executive Officer on the first day that is six months following his or her termination of employment (because each Named Executive Officer is a “specified employee” within the meaning of Section 409A of the IRC), or within 60 days of his or her death if death occurs prior to payment. If a Change in Control occurs, all Named Executive Officers would receive the balance of their accounts under the ESI Excess Savings Plan in a single lump sum cash payment within 60 day after the Change in Control. See “– Nonqualified Deferred Compensation Plans – ESI Excess Savings Plan.” If a Named Executive Officer’s employment with us terminated or a Change in Control under the ESI Excess Savings Plan occurred, the amount that would have been realized from the distribution of the deferrals, contributions and interest thereon in the Named Executive Officer’s account under the ESI Excess Savings Plan as of December 31, 2013 is as follows:

Named Executive Officer	Amount of Salary Deferrals, ITT/ESI Vested Contributions and Accrued Interest as of December 31, 2013
Kevin M. Modany	$54,736
Daniel M. Fitzpatrick	$0
Eugene W. Feichtner	$3,871
June M. McCormack	$0
Glenn E. Tanner	$13,346

Deferred Bonus Plan. If a Named Executive Officer’s employment with us terminates and he or she had elected to receive the deferred portion of his or her annual bonus compensation under the Deferred Bonus Plan following his termination, or the termination was a result of his or her death, the balance of the Named Executive Officer’s account under the Deferred Bonus Plan will be paid in a lump sum on the first day that is six months following his or her termination of employment, or within 60 days of death if his or her death occurs prior to payment. See “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.” If a Named Executive Officer’s employment with us terminated, triggering the payment of the balance of his or her account under the Deferred Bonus Plan, the Named Executive Officer would not have realized any amount as of December 31, 2013, because none of them had any amount in his or her account as of that date.

ESI Pension Plan. If a Named Executive Officer has completed three or more years of vesting service, then upon his or her retirement on or after age 55, disability, death or after he or she has both terminated employment and reached age 55, a distribution of the Named Executive Officer’s accrued benefit under the ESI Pension Plan will be paid to the Named Executive Officer in the form and on the date elected by the Named Executive Officer beginning on the first day of any month following the termination of employment after the participant becomes entitled to begin distribution. The Named Executive Officer can elect to receive payment of the distribution in the form of a lump sum, qualified joint and survivor annuity (if he or she is married on the annuity starting date) or life annuity (if he or she is not married on the annuity starting date). See “– Pension Plans – ESI Pension Plan.” If one of the triggering events occurred and a Named Executive Officer elected a lump sum distribution under the ESI Pension Plan, the amount of the Named Executive Officer’s benefit that would have been accrued and payable under the ESI Pension Plan as of December 31, 2013 is as follows:

Named Executive Officer	Balance of ESI Pension Plan Account as of December 31, 2013
Kevin M. Modany	$34,908	(1)
Daniel M. Fitzpatrick	$0
Eugene W. Feichtner	$279,797
June M. McCormack	$0
Glenn E. Tanner	$288,614

(1)	Benefit payable upon death or disability as of December 31, 2013. If the employment of Mr. Modany was terminated for any reason other than death or disability on December 31, 2013, his benefit would not be payable until he reaches age 55, because he was not at least age 55 as of that date.

ESI Excess Pension Plan. Following the restatement of the ESI Excess Pension Plan effective January 1, 2008, upon a Named Executive Officer’s death, retirement or other termination of employment, a distribution of the Named Executive Officer’s accrued benefit under the ESI Excess Pension Plan will be paid to the Named Executive Officer in a lump sum on the first day that is six months following his or her termination of employment (because each Named Executive Officer is a “specified employee” within the meaning of Section 409A of the IRC), or within 60 days of his or her death if death occurs prior to payment. See “– Pension Plans – ESI Excess Pension Plan.” If one of the triggering events occurred and a Named Executive Officer received a lump sum distribution under the ESI Excess Pension Plan, the amount of the Named Executive Officer’s benefit that would have been accrued and payable under the ESI Excess Pension Plan as of December 31, 2013 is as follows:

Named Executive Officer	Balance of ESI Excess Pension Plan Account as of December 31, 2013
Kevin M. Modany	$45,009
Daniel M. Fitzpatrick	$0
Eugene W. Feichtner	$75,218
June M. McCormack	$0
Glenn E. Tanner	$0

Old Pension Plan. If a Named Executive Officer’s employment with us terminates and the Named Executive Officer qualifies for retirement under the Old Pension Plan, a distribution will be paid to the Named Executive Officer. The Named Executive Officer can elect to receive payment of the distribution of the Named Executive Officer’s accumulated benefit under the Old Pension Plan in the form of a qualified joint and survivor annuity or life annuity. See “– Pension Plans – Old Pension Plan.” If a Named Executive Officer qualified for retirement under the Old Pension Plan, the actuarial present value of the Named Executive Officer’s accumulated benefit under the Old Pension Plan as of December 31, 2013 is set forth in the Pension Benefits Table. See “– Pension Benefits Table.” As of December 31, 2013, Messrs. Feichtner and Tanner were the only Named Executive Officer participants who qualified for retirement under the Old Pension Plan. Mr. Tanner has elected to receive and has begun receiving the early retirement annual benefit under the Old Pension Plan. See “– Pension Benefits Table.”

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee Directors in 2013 for their service on our Board of Directors in 2013. Mr. Modany, the only employee Director in 2013, did not receive any compensation for his services as a Director of ours in 2013. Mr. Modany’s compensation as an executive officer of ours is disclosed in previous sections of this document.

Director Compensation Table for Fiscal Year 2013

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation	Total (5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
John F. Cozzi	$75,000	$100,024	$0	$0	$0	$175,024
John E. Dean	$75,000	$100,024	$0	$0	$0	$175,024
James D. Fowler, Jr.	$75,000	$100,024	$0	$0	$0	$175,024
Joanna T. Lau	$75,000	$100,024	$0	$0	$0	$175,024
Thomas I. Morgan	$70,890	$100,024	$0	$0	$0	$170,914
Samuel L. Odle	$75,000	$100,024	$0	$7,262	$0	$182,286
Vin Weber	$75,000	$100,024	$0	$0	$0	$175,024
John A. Yena	$75,000	$100,024	$0	$0	$0	$175,024

(1)

Amounts shown represent the aggregate dollar amount of all fees earned or paid for services as a Director, including meeting fees, committee and/or chairperson fees and annual retainer. In 2013, all fees were paid in cash, but each non-employee Director elected to receive payment of the annual retainer in cash or shares of our common stock, in increments of 25% each. See “–

Director Compensation – Directors Deferred Compensation Plan.” The full amount of the annual retainer that was paid to or deferred by a non-employee Director, whether in cash or shares of our common stock, is reported in this column. The grant date fair value of any portion of the annual retainer that a non-employee Director elected to receive in shares of our common stock is set forth in footnote (2) below.
(2)	Amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of all RSU awards granted for services as a Director in 2013. In 2013, each non-employee Director received a grant of 3,598 RSUs that will be settled in shares of our common stock after vesting. The aggregate grant date fair value includes any earnings, such as dividends, that may be received on the stock awards. In 2013, each non-employee Director elected to receive payment of the annual retainer in cash or shares of our common stock, in increments of 25% each. See “– Director Compensation – Directors Deferred Compensation Plan.” The amount related to any portion of the annual retainer that a non-employee Director elected to receive in shares of our common stock is included in column (b) of the table, but the grant date fair value of such shares is disclosed in the table below.

To determine the grant date fair value of stock awards, we use the closing market price of a share of our common stock on the effective date of the stock award. The amounts ultimately realized by the non-employee Directors from the stock awards will depend on the price of our common stock in the future and may be quite different from the value shown. The following table sets forth information regarding the grant date fair value, computed in accordance with ASC 718, of each stock award granted in 2013 for services as a non-employee Director:

Grant Date Fair Value of Stock Awards in Fiscal Year 2013

Name	Grant Date Fair Value of Stock Award
(a)	(b)
John F. Cozzi
Portion of Retainer Payable in Stock	$74,987
Amended 2006 Plan Award	$100,024
John E. Dean
Portion of Retainer Payable in Stock	$74,987
Amended 2006 Plan Award	$100,024
James D. Fowler, Jr.
Portion of Retainer Payable in Stock	N/A
Amended 2006 Plan Award	$100,024
Joanna T. Lau
Portion of Retainer Payable in Stock	N/A
Amended 2006 Plan Award	$100,024
Thomas I. Morgan
Portion of Retainer Payable in Stock	N/A
Amended 2006 Plan Award	$100,024
Samuel L. Odle
Portion of Retainer Payable in Stock	N/A
Amended 2006 Plan Award	$100,024
Vin Weber
Portion of Retainer Payable in Stock	$74,987
Amended 2006 Plan Award	$100,024
John A. Yena
Portion of Retainer Payable in Stock	N/A
Amended 2006 Plan Award	$100,024

“N/A” means not applicable.

The following table sets forth information regarding the aggregate number of unvested stock awards granted by us to the non-employee Directors that were outstanding on December 31, 2013:

Outstanding Stock Awards at Fiscal Year-End 2013

Name	Number of Shares or Units of Stock that have Not Vested (A)	Market Value of Shares or Units of Stock that have Not Vested (B)
(a)	(b)	(c)
John F. Cozzi
05/17/11 Award (C)	1,412	$47,415
05/22/12 Award (D)	1,722	$57,825
05/21/13 Award (E)	3,598	$120,821
John E. Dean
05/17/11 Award (C)	1,412	$47,415
05/22/12 Award (D)	1,722	$57,825
05/21/13 Award (E)	3,598	$120,821
James D. Fowler, Jr.
05/17/11 Award (C)	1,412	$47,415
05/22/12 Award (D)	1,722	$57,825
05/21/13 Award (E)	3,598	$120,821
Joanna T. Lau
05/17/11 Award (C)	1,412	$47,415
05/22/12 Award (D)	1,722	$57,825
05/21/13 Award (E)	3,598	$120,821
Thomas I. Morgan
05/21/13 Award (E)	3,598	$120,821
Samuel L. Odle
05/17/11 Award (C)	1,412	$47,415
05/22/12 Award (D)	1,722	$57,825
05/21/13 Award (E)	3,598	$120,821
Vin Weber
05/17/11 Award (C)	1,412	$47,415
05/22/12 Award (D)	1,722	$57,825
05/21/13 Award (E)	3,598	$120,821
John A. Yena
05/17/11 Award (C)	1,412	$47,415
05/22/12 Award (D)	1,722	$57,825
05/21/13 Award (E)	3,598	$120,821

(A)	Amounts shown represent the total number of shares or units of our common stock that have not vested.
(B)	Amounts shown represent the aggregate market value of shares of our common stock that have not vested. The aggregate market value is calculated by multiplying the number of shares or units by the closing market price of a share of our common stock on December 31, 2013.
(C)	This RSU award vested in full on May 17, 2014.
(D)	This RSU award vests in full on May 22, 2015.
(E)	This RSU award vests in full on May 21, 2016.

(3)	In 2013, none of the non-employee Directors received any stock options or SARs from us. There were no adjustments or amendments made in 2013 to the exercise price of any option awards held by any of the non-employee Directors, whether through amendment, cancellation or replacement grants, or any other means (such as a repricing), or that otherwise materially modified any option awards. The outstanding option awards at December 31, 2013, for each of the non-employee Directors were as follows:

Outstanding Option Awards at Fiscal Year-End 2013

	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Exercisable (A)	Unexercisable (B)	Price	Date
(a)	(b)	(c)	(d)	(e)
John F. Cozzi
05/18/04 Award (C)	10,000	0	$38.89	05/18/14
John E. Dean
05/18/04 Award (C)	10,000	0	$38.89	05/18/14
Joanna T. Lau
05/18/04 Award (C)	10,000	0	$38.89	05/18/14
Vin Weber
05/18/04 Award (C)	7,500	0	$38.89	05/18/14

(A)	Amounts shown represent on an award-by-award basis, the number of securities underlying unexercised options, including awards that have been transferred other than for value, that are exercisable.
(B)	Amounts shown represent on an award-by-award basis, the number of securities underlying unexercised options, including awards that have been transferred other than for value, that are unexercisable.
(C)	This stock option award vested in one installment on May 18, 2005.

(4)	Amounts shown represent the above-market or preferential earnings on compensation deferred under the Directors Deferred Compensation Plan. See “—Director Compensation – Directors Deferred Compensation Plan.” Interest is above-market only if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding (as prescribed under Section 1274(d) of the IRC), at the rate that corresponds most closely to the rate under the applicable plan at the time the interest rate or formula is set. In the event of a discretionary reset of the interest rate, the requisite calculation is made on the basis of the interest rate at the time of such reset, rather than when originally established. Only the above-market portion of the interest is included.
(5)	Amounts shown represent the sum of the dollar values for each compensation element shown in columns (b) through (f).

Director Compensation

Retainer and Fees. We do not compensate any Director who is an employee of ours for service as a member of our Board of Directors or any standing committee of our Board of Directors. The compensation for non-employee Directors consists of:

•	an annual retainer of $75,000 payable in one installment on the first business day of each year, at the election of each non-employee Director, in cash or shares of our common stock in increments of 25% each;

•	no separate meeting fees; and

•	an annual grant under the Amended 2006 Plan of RSUs with a time-based period of restriction that:

•	has a value of $100,000, plus the value associated with any fractional RSU necessary to cause the grant to be for a whole number of RSUs, pursuant to which the value is determined based on the closing market price of a share of our common stock on the effective date of the grant;

•	is effective on May 1 in each year (except in 2014, the grant date has been postponed until the third business day following the date that we become current in our filings with the SEC);

•	has a time-based period of restriction of one year; and

•	is settled on the first business day following the last day of the period of restriction by the delivery of one share of our common stock for each RSU in the grant.

We also reimburse Directors for reasonable, out-of-pocket travel expenses related to attending our Board of Directors and its committee meetings and other business of the Board.

On August 4, 2014, John E. Dean was appointed our Executive Chairman and became an employee of ours. In connection with his appointment as Executive Chairman, we entered into a letter agreement with Mr. Dean which provides for an annual base salary of $575,000 and a grant of RSUs on August 4, 2014 that had a value of $1,000,000, based on the closing price of our common stock on the date of grant, which resulted in a grant of 129,534 RSUs to Mr. Dean on that date. The RSUs will vest, subject to Mr. Dean’s continued service as Executive Chairman or as a member of the Board, on the first anniversary of the grant date or, if earlier, upon his termination of employment due to death or disability. Mr. Dean will receive no other compensation for his service as Executive Chairman, but will continue to vest in the equity-based awards granted to him in connection with his service as a non-employee Director.

Timing of Equity-Based Compensation Grants. The Compensation Committee makes recommendations to our Board of Directors regarding grants of equity-based compensation to our non-employee Directors. All equity-based compensation awards to our non-employee Directors are granted exclusively by our Board of Directors. Beginning in 2014, our Board of Directors established May 1 of each year as the effective date of grant of equity-based compensation to our non-employee Directors. The 2014 grant, however, has been postponed until the third business day following the date that we become current in our filings with the SEC. The exercise price of any stock options included in those equity-based compensation grants is the closing market price of a share of our common stock on the effective date of the grant. The number of RSUs included in those grants is specified by the Board of Directors based on the closing market price of a share of our common stock on the effective date of the grant.

We do not time our release of material non-public information for the purpose of affecting the value of our non-employee Directors’ compensation. Nevertheless, our process for granting equity-based compensation may result in equity-based compensation, including stock options, being granted to our non-employee Directors at times when our Board of Directors or the Compensation Committee is in possession of material non-public information about us. This possibility is not taken into account in determining whether to make the equity-based compensation awards or the amount or value of those awards.

1999 Directors Stock Plan. On July 28, 1999, we established the 1999 Outside Directors Stock Option Plan (the “1999 Directors Stock Plan”), which provided for awards of nonqualified stock options to non-employee Directors. An aggregate of 500,000 shares of our common stock are reserved for issuance for option awards under the 1999 Directors Stock Plan (subject to adjustment in certain events and as adjusted for our stock split). The 1999 Directors Stock Plan was not approved by our shareholders.

The 1999 Directors Stock Plan is administered by the Board. Each non-employee Director received an annual stock option under the plan to purchase shares of our common stock on the tenth business day following the annual meeting of shareholders, provided that such non-employee Director served in that capacity both before and after the annual meeting. No annual awards of nonqualified stock options under the 1999 Directors Stock Plan have been made after 2005. The number of shares of our common stock subject to options under the 1999 Directors Stock Plan is subject to adjustment in certain events.

The exercise price of a stock option awarded under the 1999 Directors Stock Plan could not be less than 100% of the fair market value of our common stock on the date of the award. All stock options granted under the 1999 Directors Stock Plan that were outstanding as of December 31, 2013 expire in May 2014. The shares of our common stock issued upon the exercise of a stock option under the 1999 Directors Stock Plan may be made available from treasury shares or authorized but unissued shares. The option price may be paid:

•	by check;

•	in shares of our common stock;

•	through a simultaneous sale through a broker of shares of our common stock acquired upon the exercise of the stock option; or

•	by any combination of the foregoing.

See Exhibit No. 4.3 to our Registration Statement on Form S-8 (Registration No. 333-84871), Exhibit No. 10.37 to our Quarterly Report on Form 10-Q for the second fiscal quarter ended June 30, 2003, Exhibit No. 10.42 to our Quarterly Report on Form 10-Q for the first fiscal quarter ended March 31, 2004 and Exhibit No. 10.47 to our Current Report on Form 8-K, dated January 25, 2005, filed with the SEC for a complete copy of the 1999 Directors Stock Plan, as amended.

No awards were made in 2013, and no further awards will be made, under the 1999 Directors Stock Plan, as a result of our shareholders’ approval of our adoption of the 2006 Equity Compensation Plan at the 2006 Annual Meeting of Shareholders on May 9, 2006. Our non-employee Directors participate in the Amended 2006 Plan. See “– Equity Compensation and Qualified Savings Plans – Amended 2006 Plan.”

Directors Deferred Compensation Plan. On October 1, 1999, we established, and effective January 1, 2008, we restated, the Directors Deferred Compensation Plan, an unfunded, nonqualified plan covering all of our non-employee Directors. The Directors Deferred Compensation Plan provides that each non-employee Director may elect to receive payment of the annual retainer in cash or in shares of our common stock, in increments of 25% each. A non-employee Director who elects payment in shares of our common stock will receive that number of shares equal to the number obtained by dividing the dollar amount of the portion of the annual retainer to be paid in shares of our common stock by the fair market value of one share of our common stock determined as of the payment date. The value of any fractional share resulting from this calculation will be paid to the Director in cash.

The Directors Deferred Compensation Plan also provides that each non-employee Director may elect to defer payment of all or a portion of the annual retainer. The deferral of payment of cash or shares of our common stock can only be made in increments of 25%. Any deferred cash amounts will accrue interest at the rate of 6% compounded annually. Any deferred shares of our common stock will be credited with any cash dividends on those shares and, on a semi-annual basis, those cash dividends will be converted to shares of our common stock based on its fair market value at the time of the conversion.

No cash or shares of our common stock deferred by a non-employee Director under the Directors Deferred Compensation Plan will be paid to the non-employee Director until he or she is no longer a Director.

Non-Employee Director Participation in Pension Plans. None of our non-employee Directors participate in any of our defined benefit or actuarial pension plans (including supplemental plans). Mr. Fowler, however, participates in the Old Pension Plan as a result of his prior employment by ITT Corporation or one of its affiliated companies that participated in that plan. Any change in the actuarial present value of Mr. Fowler’s accumulated benefit under the Old Pension Plan in 2013 was not affected by his service as a non-employee Director on our Board of Directors. See “– Pension Plans – Old Pension Plan.”

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members, John F. Cozzi, James D. Fowler, Jr., Samuel L. Odle and John A. Yena, during 2013 was:

•	an officer or employee of ours;

•	a former officer of ours; or

•	involved in a relationship requiring disclosure as a related person transaction pursuant to Item 404 of Regulation S-K under the Exchange Act or as an interlocking executive officer/director pursuant to Item 407(e)(4)(iii) of Regulation S-K under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2013, about shares of our common stock that may be issued under our equity compensation plans that (a) have been approved by our shareholders and (b) have not been approved by our shareholders.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	2,032,792	$83.01	(2)	3,374,913	(3)(4)(5)
Equity compensation plans not approved by security holders (6)	86,436	38.89	(2)	N/A	(7)

Total	2,119,228	$81.77	(2)	3,374,913

(1)	These equity compensation plans include the 1997 Stock Plan and the Amended 2006 Plan. The material terms of each of these plans are described above. See “– 1997 Stock Plan” and “– Amended 2006 Plan.”
(2)	The weighted average exercise price is calculated based on those awards included in column (a) that have a specified exercise price, namely, outstanding stock options. Since the outstanding RSUs and the shares credited under the Directors Deferred Compensation Plan that are included in column (a) have no exercise price, they have been excluded from the weighted average exercise price calculations in this column (b).
(3)	This number does not include any shares under the 1997 Stock Plan, because all shares to be issued upon exercise of outstanding stock option awards under the 1997 Stock Plan are included in column (a), and no new awards will be made under the 1997 Stock Plan.

The total number of shares of our common stock available for awards under the Amended 2006 Plan is 7,350,000, subject to antidilution adjustments. Each share underlying stock options and SARs granted under the Amended 2006 Plan, and not forfeited or terminated, will reduce the number of shares available for future awards under the Amended 2006 Plan by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) will reduce the number of shares remaining for other awards by three shares, if the full-value award was granted prior to May 7, 2013, and by two shares, if the full-value award was granted after that date.

(4)	The aggregate fair market value (determined on the date of grant) of the shares subject to incentive stock options awarded to employees under the 1997 Stock Plan or the Amended 2006 Plan that become exercisable for the first time by the employee in any calendar year may not exceed $100,000.
(5)	Securities remaining available for future issuance under the Amended 2006 Plan include stock options (incentive and nonqualified), SARs, restricted stock, RSUs, performance shares, performance units and other stock-based awards, or any combination of the foregoing, as the Compensation Committee and Board of Directors may determine. The maximum number of performance shares under the Amended 2006 Plan that may be granted to any eligible participant in any given calendar year is 250,000 shares.
(6)	These equity compensation plans include the:

•	1999 Directors Stock Plan;

•	Directors Deferred Compensation Plan; and

•	Deferred Bonus Plan.

The material terms of each of these plans are described elsewhere in this document. See “– Director Compensation –1999 Directors Stock Plan” and “– Directors Deferred Compensation Plan,” and “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.”

(7)	This number does not include any shares under the 1999 Directors Stock Plan, because all shares to be issued upon exercise of outstanding stock option awards under the 1999 Directors Stock Plan are included in column (a), and no new awards will be made under the 1999 Directors Stock Plan. There is no limit on the number of shares of our common stock available for future issuance under either the Directors Deferred Compensation Plan or the Deferred Bonus Plan.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2014, the number of shares of our common stock beneficially owned by any person (including any group) known by management to beneficially own more than 5% of our common stock, by each Director, by each of the Named Executive Officers and by all of our current Directors and the executive officers as a group. Unless otherwise indicated in a footnote, each individual or group possesses sole voting and investment power with respect to all shares indicated as beneficially owned. None of the shares owned by our Directors and executive officers are pledged as security. No Director owns any “qualifying” shares.

	ITT/ESI Common Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Select Equity Group, L.P. George S. Loening	2,957,125	(2)	12.6%
380 Lafayette Street, 6th Floor New York, NY 10003
Warburg Pincus Asset Management, Inc.	2,933,150	(3)	12.5%
466 Lexington Avenue New York, NY 10017
Putnam Investments, LLC Putnam Investment Management, LLC The Putnam Advisory Company, LLC Putnam Voyager Fund	2,685,687	(4)	11.5%
One Post Office Square Boston, MA 02109

Blum Capital Partners, L.P. Richard C. Blum & Associates, Inc. Blum Strategic GP III, L.L.C. Blum Strategic GP III, L.P. Blum Strategic Partners III, L.P. Blum Strategic GP IV, L.L.C. Blum Strategic GP IV, L.P. Blum Strategic Partners IV, L.P.	2,296,913	(5)	9.8%
c/o Blum Capital Partners, L.P. 909 Montgomery Street Suite 400 San Francisco, CA 94133
BlackRock, Inc.	1,772,915	(6)	7.6%
40 East 52nd Street New York, NY 10022
Clifton Park Capital Management, LLC	1,594,266	(7)	6.8%
2711 Centerville Road, Suite 400 Wilmington, DE 19808-1645
Providence Equity Partners VI L.P. Providence Equity GP VI L.P. Providence Equity Partners VI L.L.C. Jonathan M. Nelson Glenn M. Creamer Paul J. Salem	1,483,610	(8)	6.3%
c/o Providence Equity Partners L.L.C. 50 Kennedy Plaza, 18th Floor Providence, RI 02903
Point72 Asset Management, L.P. Point72 Capital Advisors, Inc. Cubist Systematic Strategies, LLC EverPoint Asset Management, LLC Steven A. Cohen	1,337,344	(9)	5.7%
72 Cummings Point Road Stamford, CT 06902
The Vanguard Group	1,289,405	(10)	5.5%
100 Vanguard Blvd. Malvern, PA 19355
Kevin M. Modany	511,525	(11)	2.1%
Eugene W. Feichtner	86,314	(12)	*
Daniel M. Fitzpatrick	91,098	(13)	*
June M. McCormack	68,428	(14)	*
Glenn E. Tanner	57,827	(15)	*
Jerry M. Cohen	0		*
John F. Cozzi	24,427	(16)	*
John E. Dean	37,996	(17)	*
James D. Fowler, Jr.	12,679	(18)	*
Joanna T. Lau	13,426	(19)	*
Thomas I. Morgan	0		*
Samuel L. Odle	8,692	(20)	*
Vin Weber	30,333	(21)	*
John A. Yena	10,665	(22)	*
All current Directors and executive officers as a group (18 individuals)	961,256	(23)	4.0%

*	Less than 1%.
(1)	All shares of our common stock are owned directly except as otherwise indicated. Pursuant to the SEC’s regulations, shares (a) receivable by Directors and executive officers upon exercise of stock options exercisable within 60 days after September 30, 2014, (b) receivable by Directors and executive officers upon vesting of RSUs within 60 days after September 30, 2014, (c) allocated to the accounts of certain Directors and executive officers under the ESI 401(k) Plan at September 30, 2014 or (d) credited to the accounts of certain Directors under the Directors Deferred Compensation Plan at September 30, 2014, are deemed to be beneficially owned by such Directors and executive officers.
(2)	Based solely on information in reports filed by the beneficial owners under Section 13(d) or 13(g) of the Exchange Act. George S. Loening is the majority owner of Select Equity Group, L.P. (“Select Equity”) and managing member of its general partner. Select Equity is an investment adviser and Select Equity and George S. Goening is a control person possess shared power to vote or direct the vote of, and dispose or direct the disposition of, 2,957,125 shares.
(3)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner is a registered investment adviser and has (a) sole power to vote or direct the vote of 2,396,100 shares, (b) shared power to vote or direct the vote of 513,450 shares and (c) sole power to dispose or direct the disposition of 2,933,150 shares.
(4)	Based solely on information in reports filed by the beneficial owners under Section 13(d) or 13(g) of the Exchange Act. Putnam Investments, LLC, d/b/a Putnam Investments (“PI”) wholly owns two registered investment advisers, Putnam Investment Management, LLC (“PIM”) and the Putnam Advisory Company, LLC (“PAC”). Both subsidiaries have dispositive power over the shares as investment managers. Putnam Voyager Fund (“PVF”) is part of the Putnam Family of Funds. PI possesses sole power to vote or to direct the vote of 75,530 shares and sole power to dispose or direct the disposition of 2,685,687 shares. PIM possesses sole power to vote or to direct the vote of 2,911 shares and sole power to dispose or direct the disposition of 2,598,417 shares. PAC possesses sole power to vote or to direct the vote of 72,619 shares and sole power to dispose or direct the disposition of 87,270 shares. PVF possesses sole power to vote or to direct the vote of, and sole power to dispose or direct the disposition of, 1,294,711 shares.
(5)	Based solely on information in reports filed by the beneficial owners under Section 13(d) or 13(g) of the Exchange Act. The beneficial owners may be deemed to be members in a group that possesses voting and investment power over a total of 2,296,913 shares. Blum Capital Partners, L.P. (“Blum L.P.”) is a partnership and a registered investment advisor. Richard C. Blum & Associates, Inc. (“RCBA”) is the sole general partner of Blum L.P. RCBA directly holds 11,300 shares. Blum Strategic GP III, L.L.C. (“Blum GP III”) holds 1,129,388 shares and is the general partner of Blum Strategic GP III, L.P., which is the general partner of Blum Strategic Partners III, L.P. Blum Strategic GP IV, L.L.C. (“Blum GP IV”) holds 1,156,225 shares and is the general partner of Blum Strategic GP IV, L.P., which is the general partner of Blum Strategic Partners IV, L.P. Blum L.P., Blum GP III and Blum GP IV have shared power to vote or direct the vote of, and dispose or direct the disposition of, 2,296,913 shares.

(6)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner is a parent holding company or control person and possesses sole power to (a) vote or direct the vote of 1,712,207 shares, and (b) dispose or direct the disposition of 1,772,915 shares. The beneficial owner reported that the following of its subsidiaries acquired the shares: BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd. and BlackRock Investment Management, LLC.
(7)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner possesses shared power to vote or direct the vote of, and dispose or direct the disposition of, 1,594,266 shares.
(8)	Based solely on information in reports filed by the beneficial owners under Section 13(d) or 13(g) of the Exchange Act. Providence Equity Partners VI L.P. (“PEP VI”), a partnership, is the record holder of 1,483,610 shares. Based on the following relationships, the beneficial owners reported shared voting and dispositive power over 1,483,610 shares: (a) Providence Equity GP VI L.P. (“PEP GP VI”) is the sole general partner of PEP VI; (b) Providence Equity Partners VI L.L.C. (“PEP VI LLC”) is the sole general partner of PEP GP VI; and (c) Messrs. Nelson, Creamer and Salem each are members of PEP VI LLC and partners of PEP GP VI. Each of PEP GP VI, PEP VI LLC and Messrs. Nelson, Creamer and Salem disclaims beneficial ownership of the shares reported, except to the extent of its or his pecuniary interest therein.
(9)	Based solely on information in reports filed by beneficial owners under Section 13(d) or 13(g) of the Exchange Act. Pursuant to investment management agreements, each of Point72 Asset Management, L.P. (“PAM”), Cubist Systematic Strategies, LLC (“CSS”) and EverPoint Asset Management (“EAM”) maintains investment and voting power with respect to the securities held by certain investment funds it manages. Point72 Capital Advisors, Inc. (“PCA”) is the general partner of PAM. Mr. Cohen controls each of PCA, CSS and EAM. Based on these relationships and shares that may be deemed to be beneficially owned by certain of the foregoing entities, (i) each of PAM and PCA has shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, 488,711 shares; (ii) CSS has shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, 929 shares; (iii) EAM has shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, 847,704 shares; and (iv) Mr. Cohen has shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, 1,337,344 shares. Each of PAM, PCA, CSS, EAM and Mr. Cohen disclaims beneficial ownership of any of the securities reported. The address of the principal business office of (i) PAM and PCA is 72 Cummings Point Road, Stamford, CT 06902; (ii) CSS is 330 Madison Avenue, New York, NY 10173; and (iii) EAM is 510 Madison Avenue, New York, NY 10022.
(10)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner is an investment adviser and possesses: (a) sole power to vote or direct the vote of 32,563 shares; (b) sole power to dispose or direct the disposition of 1,257,642 shares; and (c) shared power to dispose or direct the disposition of 31,763 shares.
(11)	This number includes 24,654 shares owned directly, 225 shares owned under the ESI 401(k) Plan and 486,646 shares subject to presently exercisable options.
(12)	This number includes 5,359 shares owned directly, 7,948 shares owned under the ESI 401(k) Plan and 73,007 shares subject to presently exercisable options.
(13)	This number includes 4,757 shares owned directly and 86,341 shares subject to presently exercisable options.
(14)	This number includes 5,929 shares owned directly and 62,499 shares subject to presently exercisable options.
(15)	This number includes 1,023 shares owned directly and 56,804 shares subject to presently exercisable options.
(16)	This number includes 9,297 shares owned directly, 2,000 shares owned by Mr. Cozzi’s children and 13,130 shares deferred under the Directors Deferred Compensation Plan.
(17)	This number includes 21,801 shares owned directly and 16,195 shares deferred under the Directors Deferred Compensation Plan.
(18)	This number includes 9,072 shares owned directly and 3,607 shares held by a revocable trust for the benefit of Mr. Fowler and his spouse.
(19)	This number includes 10,877 shares owned directly and 2,549 shares deferred under the Directors Deferred Compensation Plan.
(20)	This number includes 5,835 shares owned directly and 2,857 shares deferred under the Directors Deferred Compensation Plan.
(21)	This number includes 11,797 shares owned directly and 18,536 shares deferred under the Directors Deferred Compensation Plan.
(22)	This number includes 8,297 shares owned directly and 2,368 shares deferred under the Directors Deferred Compensation Plan.
(23)	This number includes 120,240 shares owned directly, 5,607 shares owned indirectly, 8,173 shares owned under the ESI 401(k) Plan, 771,129 shares subject to presently exercisable options, 472 shares under RSUs that will vest within 60 days and 55,635 shares deferred under the Directors Deferred Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Our written policies and procedures for the review, approval or ratification of any current or proposed transaction potentially involving an amount in excess of $120,000 in which we are or will become a participant and in which any related person had, or will have, a direct or indirect material interest (“Transaction”) are set forth in our Corporate Governance Guidelines and are posted on our website at www.ittesi.com. These policies and procedures are as follows:

•	Our Board of Directors must be notified in advance or as soon as practicable of the Transaction.

•	The notification to our Board should be in writing and contain the following information regarding the Transaction:

•	the name of the related person;

•	the basis on which the person is a related person;

•	a detailed description of the related person’s interest in the Transaction, including the related person’s position(s) or relationship(s) with, or ownership in, a firm, corporation or other entity that is a party to, or has an interest in, the Transaction;

•	the approximate dollar value of the amount involved in the Transaction;

•	the approximate dollar amount of the related person’s interest in the Transaction, which must be computed without regard to the amount of profit or loss;

•	in the case of an indebtedness Transaction:

•	the largest aggregate amount of all indebtedness outstanding at any time since the beginning of our last fiscal year and all amounts of interest payable on the outstanding indebtedness during our last fiscal year (excluding amounts due from the related person for purchases of goods and services subject to usual trade terms, for ordinary business travel and expense payments and for other transactions in the ordinary course of business);

•	the largest aggregate amount of principal that could be outstanding;

•	a schedule specifying the principal amount that is anticipated to be outstanding from time to time during the Transaction;

•	the term of the indebtedness;

•	the repayment schedule of the principal amount;

•	the total amount of any interest that is anticipated to accrue on the principal amount;

•	the interest rate; and

•	the payment schedule of the interest that accrues on the principal amount;

•	in the case of a lease or other Transaction providing for periodic payments or installments, the aggregate amount of all periodic payments or installments due on or after the beginning of our last fiscal year, including any required or optional payments due during or at the conclusion of the Transaction;

•	in the case of a Transaction involving a purchase or sale of assets by or to us otherwise than in the ordinary course of business, the cost of the assets to the purchaser and, if acquired within two years of the Transaction, the cost of the assets to the seller and related information about the price of the assets; and

•	any other information regarding the Transaction or related person in the context of the Transaction that a reasonable investor of ours would consider material in light of the circumstances of the Transaction.

•	Upon receipt of the above information, all of the members of our Board of Directors (except for any Director who is the related person or whose immediate family member is the related person) will review and consider the information and determine whether it is in our and our shareholders’ best interests for the Board to approve or ratify the Transaction.

•	Our Board of Directors is of the general belief that, except in exceptional circumstances, we should try to avoid participating in any Transaction, regardless of the Transaction’s merit or benefit to us or our shareholders, in order to avoid any appearance of a conflict of interest or impropriety that may be perceived from our participation in the Transaction.

•	If our Board of Directors approves or ratifies our participation in a Transaction, we may participate in the Transaction.

•	If our Board of Directors does not approve or ratify our participation in a Transaction:

•	we will not participate in the Transaction, if our participation has not yet begun; or

•	we will attempt to end or limit as much as possible our participation in the Transaction without breaching any of our obligations arising from the Transaction.

•	We will disclose our participation in any Transaction in accordance with Item 404(a) of Regulation S-K under the Exchange Act.

A “transaction” includes, but is not limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships, except for:

•	any indebtedness transaction in which the related person qualifies as such solely because he or she is a beneficial owner of more than 5% of any class of our voting securities or is an immediate family member of the beneficial owner;

•	any employment relationship or transaction involving any of our executive officers and any related compensation solely resulting from that employment relationship or transaction, if:

•	we report the compensation arising from the relationship or transaction to the SEC in accordance with Item 402 of Regulation S-K under the Exchange Act; or

•	the executive officer is not an immediate family member of the related person and we would have reported such compensation to the SEC in accordance with Item 402 of Regulation S-K under the Exchange Act as compensation earned for services to us if the executive officer was a “named executive officer” of ours (as that term is defined in Item 402(a)(3) of Regulation S-K under the Exchange Act) and such compensation had been approved as such by the Compensation Committee of our Board of Directors;

•	any compensation paid to any of our Directors, if the compensation is reported to the SEC in accordance with Item 402(k) of Regulation S-K under the Exchange Act;

•	any transaction in which the rates or charges involved in the transaction are determined by competitive bids;

•	any transaction that involves the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental authority;

•	any transaction that involves services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture or similar services; or

•	any transaction in which the interest of the related person arises solely from the ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit or a pro rata basis.

A “related person” means:

•	any of our Directors or executive officers;

•	anyone who has been nominated to be elected one of our Directors;

•	any beneficial owner of more than 5% of any class of our voting securities; and

•	any immediate family member of any of the foregoing persons.

An “immediate family member” means any child, stepchild, parent, stepparent, spouse, sibling, father and mother-in-law, son and daughter-in-law, brother and sister-in-law, and any person (other than a tenant or employee) who shares the household of a Director, executive officer, nominee for Director or beneficial owner of more than 5% of any class of our voting securities.

A person who has a position or relationship with a firm, corporation or other entity that engages in a transaction with us will not be deemed to have an “indirect material interest” where:

•	the interest arises only:

•	from such person’s position as a director of another corporation or organization that is a party to the transaction;

•	from the direct or indirect ownership by such person and all other related persons, in the aggregate, of less than a 10% equity interest in another person (other than a partnership) that is a party to the transaction; or

•	from both such position and ownership; or

•	the interest arises only from such person’s position as a limited partner in a partnership in which the person and all other related persons, in the aggregate, have an interest of less than 10%, and the person is not a general partner of and does not hold another position in the partnership.

There have been no such Transactions since January 1, 2013 and none are currently proposed.

Independent Directors

        Our Board of Directors currently contains eight non-employee Directors: Messrs. Cohen, Cozzi, Fowler, Morgan, Odle, Weber and Yena, and Ms. Lau. Our Board of Directors has adopted categorical standards to assist it in making determinations of independence. Any transactions, relationships or arrangements that we may have with any of our Directors are immaterial, so long as none of those transactions, relationships or arrangements caused the Director to violate any of our categorical standards of independence. Our categorical standards of independence are contained in Section 5 of our Corporate Governance Guidelines and are posted on our website at www.ittesi.com. Our Board of Directors has determined that each of our current non-employee Directors is independent, and each of the non-employee Directors in 2013 was independent, pursuant to our categorical standards of independence and in accordance with Section 303A.02 of the NYSE Listed Company Manual. John E. Dean, a Director of ours since December 1994, was appointed our Executive Chairman and became an employee of ours on August 4, 2014. Prior to that date, Mr. Dean was a non-employee and independent Director. Due to the fact that Mr. Dean became an employee of ours on August 4, 2014 and was no longer independent, on that date Mr. Dean resigned as a member and Chairman of the Audit Committee of our Board of Directors and as a member of the Nominating and Corporate Governance Committee of our Board of Directors. The letter agreement between us and Mr. Dean provides that after we eliminate the role of Executive Chairman (which is expected to occur when we hire a new Chief Executive Officer), Mr. Dean will remain on our Board of Directors as a non-employee Director for the remainder of his term. In the application of our categorical standards of independence to determine the independence of each non-employee Director for service on our Board of Directors and on its Audit, Compensation and Nominating and Corporate Governance Committees, there were no transactions, relationships or arrangements with our non-employee Directors that were required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Exchange Act, or if not disclosed, that our Board considered.

Item 14.	Principal Accountant Fees and Services.

Audit, Audit-Related, Tax and All Other Fees

The following table sets forth fees for audit services provided by PWC, our independent registered public accounting firm, for the audit of our consolidated financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by PWC during those periods:

Type of Service	2013		2012
Audit	$5,798,603	(1)	$999,466	(2)
Audit-Related	$140,317	(3)	$211,372	(3)
Tax	$264,532	(4)	$300,191	(4)
All Other	$2,000	(5)	$1,800	(5)

(1)	Represents fees for the following services associated with the audit or review of our financial statements:

•	auditing our annual consolidated financial statements for our 2013 fiscal year;

•	reviewing our consolidated financial statements included in our Quarterly Reports on Form 10-Q and our amended Quarterly Reports on Form 10-Q/A for the quarters in our 2013 fiscal year;

•	conducting reviews of our internal control over financial reporting and assisting with requirements related to internal control over financial reporting as of December 31, 2013;

•	conducting statutory audits (such as federal and state student financial aid compliance audits) for 2013; and

•	providing other audit services in connection with statutory and regulatory filings or engagements for our 2013 fiscal year.

Those services were rendered in both the 2013 and 2014 calendar years.

(2)	Represents fees for the following services associated with the audit or review of our financial statements:

•	auditing our annual consolidated financial statements for our 2012 fiscal year;

•	reviewing our consolidated financial statements included in our Quarterly Reports on Form 10-Q which were filed with the SEC in our 2012 fiscal year;

•	conducting reviews of our internal control over financial reporting and assisting with requirements related to internal control over financial reporting in 2012;

•	conducting statutory audits (such as federal and state student financial aid compliance audits) for 2012; and

•	providing other audit services in connection with statutory and regulatory filings or engagements for our 2012 fiscal year.

Those services were rendered in both the 2012 and 2013 calendar years.

(3)	Represents fees for services rendered in the period indicated that were related to the performance of the audit or review of our financial statements and were not reported as Audit services. The nature of those services included, without limitation:

•	financial statement audits of our employee benefit plans; and

•	assistance with respect to accounting, financial reporting and disclosure treatment of transactions or events, including:

•	consultations with us;

•	assistance with understanding and implementing related final and proposed rules, guidance, standards and interpretations from accounting rulemakers, the SEC and the NYSE;

•	helping us assess the actual or potential impact of final or proposed rules, guidance, standards and interpretations from accounting rulemakers, the SEC and the NYSE;

•	in 2012, review of SEC comment letters and responses;

•	in 2012, due diligence procedures pertaining to the financial and accounting implications of a potential business acquisition;

•	in 2013, review of our Registration Statement on Form S-8; and

•	in 2013, responding to a subpoena from the SEC related to the SEC’s investigation of us.

(4)	Represents fees for tax services rendered in the period indicated. The nature of those services included, without limitation:

•	the preparation and/or review of original and amended income, franchise and other tax returns with respect to international, federal, state and local tax authorities;

•	assistance with tax audits and appeals before federal, state and local tax authorities;

•	tax advice and assistance related to employee benefit plans and statutory, regulatory or administrative developments, and tax credits and refund opportunities; and

•	in 2012, due diligence procedures pertaining to the tax implications of a potential business acquisition.

(5)	Represents fees for a subscription to PWC’s accounting research tool.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee has adopted a policy that sets forth the procedures and conditions pursuant to which services proposed to be performed by our independent registered public accounting firm may be pre-approved by the Audit Committee. Under the

Audit Committee’s policy, unless a type of service has received pre-approval by the Audit Committee without consideration of specific case-by-case services (“general pre-approval”), it requires specific pre-approval by the Audit Committee if it is to be provided by our independent registered public accounting firm.

For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether our independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance our ability to manage or control risk or improve audit quality. All such factors are considered as a whole, and no one factor is necessarily determinative.

In deciding whether to pre-approve any audit and non-audit services, the Audit Committee is also mindful of the relationship between fees for audit and non-audit services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for audit, audit-related and tax services and the total amount of fees for certain permissible non-audit services classified as all other services.

The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise and except that the pre-approvals related to an audit of our annual consolidated financial statements will last until that audit is completed. The Audit Committee annually reviews and pre-approves the services that may be provided by our independent registered public accounting firm without obtaining specific pre-approval. The Audit Committee may add to or subtract from the list of general pre-approved services from time to time, based on subsequent determinations.

The policy does not delegate the Audit Committee’s responsibilities to pre-approve services performed by our independent registered public accounting firm to our management. The Audit Committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated both types of pre-approval authority to the Chairperson of the Audit Committee with respect to any requests for services to be performed by our independent registered public accounting firm that cannot be delayed without inconvenience until the next scheduled Audit Committee meeting.

Pre-approval fee levels or budgeted amounts for all services to be provided by our independent registered public accounting firm are established annually by the Audit Committee. Any proposed services exceeding those levels or amounts require specific pre-approval by the Audit Committee.

All requests or applications for services to be provided by our independent registered public accounting firm that do not require specific approval by the Audit Committee are submitted to our Chief Financial Officer and must include a detailed description of the services to be rendered. Our Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee.

Requests or applications to provide services that require specific approval by the Audit Committee are submitted to the Audit Committee by both our independent registered public accounting firm and Chief Financial Officer.

All of the fees reported in the table above as “Audit,” “Audit-Related,” “Tax” and “All Other” services rendered by PWC in our 2013 and 2012 fiscal years were pre-approved by the Audit Committee.

The annual audit services engagement terms and fees are subject to the specific pre-approval of the Audit Committee. Audit services include all services performed to comply with the standards of the Public Company Accounting Oversight Board, including, without limitation, the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by our independent registered public accounting firm to be able to form an opinion on our consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit services also include services performed in connection with the independent registered public accounting firm’s report on internal control over financial reporting. The Audit Committee monitors the audit services engagement as necessary and also approves, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, our structure or other items.

In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may grant general pre-approval of other audit services, which are those services that our independent registered public accounting firm reasonably can provide. Other audit services include:

•	statutory audits (such as federal and state student financial aid compliance audits) or financial audits for our subsidiaries or affiliates;

•	services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings; and

•	consultations with our management concerning accounting, financial reporting or treatment of transactions or events.

Any audit services that the Audit Committee generally pre-approves are reflected in the minutes of the Audit Committee meeting at which the services were pre-approved. All other audit services not reflected in the Audit Committee’s meeting minutes must be specifically approved by the Audit Committee before they are performed.

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent registered public accounting firm. Since the Audit Committee believes that the provision of audit-related services does not impair the independence of the auditor and is consistent with the SEC’s rules on auditor independence, the Audit Committee may grant general pre-approval to audit-related services. Audit-related services include, among others:

•	due diligence services pertaining to potential business acquisitions or dispositions;

•	consultations concerning accounting, financial reporting or disclosure treatment of transactions or events not classified as “audit services”;

•	assistance with understanding and implementing new and proposed accounting and financial reporting guidance from rulemaking authorities;

•	financial statement audits of employee benefit plans;

•	assistance with assessing the actual or potential impact of final or proposed rules, standards or interpretations from accounting authorities;

•	agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters;

•	attest services not required by statute or regulation;

•	information systems reviews not performed in connection with the financial statement audit;

•	subsidiary or equity investee audits not required by statute or regulation that are incremental to the audit of the consolidated financial statements;

•	review of the effectiveness of the internal audit function;

•	general assistance with understanding and implementing requirements of SEC rules and stock exchange listing standards; and

•	consultations and audits in connection with acquisitions.

Any audit-related services that the Audit Committee generally pre-approves are reflected in the minutes of the Audit Committee meeting at which the services were pre-approved. All other audit-related services not reflected in the Audit Committee’s meeting minutes must be specifically approved by the Audit Committee before they are performed.

Tax services include tax compliance, planning and advice, as well as tax only valuation services. Since the Audit Committee believes that the provision of tax services does not impair our independent registered public accounting firm’s independence, and the SEC has stated that the independent registered public accounting firm may provide such services, the Audit Committee believes it may grant general pre-approval to tax services. The Audit Committee will not permit the retention of the independent registered public accounting firm in connection with a transaction initially recommended by our independent registered public accounting firm, the sole business purpose of which may be tax avoidance and the tax treatment of which may not be supported in the IRC and related regulations. The Audit Committee will consult with our Chief Financial Officer or outside counsel to determine that the tax planning and reporting positions are consistent with the policy.

Any tax services that the Audit Committee generally pre-approves are reflected in the minutes of the Audit Committee meeting at which the services were pre-approved. All tax services not reflected in the Audit Committee’s meeting minutes must be specifically approved by the Audit Committee before they are performed.

The Audit Committee believes, based on the SEC’s rules prohibiting the independent registered public accounting firm from providing specific non-audit services, that other types of non-audit services are permitted. Accordingly, the Audit Committee believes it may grant general pre-approval to those permissible non-audit services classified as all other services that it believes are routine and recurring services, would not impair the independence of our independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence.

Any other services that the Audit Committee generally pre-approves are reflected in the minutes of the Audit Committee meeting at which the services were pre-approved. All other services not reflected in the Audit Committee’s meeting minutes must be specifically approved by the Audit Committee before they are performed.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2013, 2012 and 2011 appear on page F-56 of this Annual Report.

3.	Quarterly Financial Results for 2013 and 2012 (unaudited) appear on page F-57 of this Annual Report.

4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-2 through S-7 of this Annual Report, which immediately precedes such exhibits, and is incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our ICFR as of December 31, 2013. In making this assessment, our management used the criteria described in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using these criteria, management concluded that we did not maintain effective ICFR as of December 31, 2013 because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has concluded that there were four material weaknesses in our ICFR as of December 31, 2013. Specifically, we did not maintain effective internal controls related to:

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

Our management determined that these material weaknesses resulted in adjustments to multiple line items on our financial statements during the preparation of our 2013 annual consolidated financial statements and restatement of our interim consolidated financial statements as of and for the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013 or could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that each of these deficiencies constituted a material weakness in our ICFR as of December 31, 2013, and our ICFR was not effective as of that date.

        The control deficiency related to our assessment of events that could affect the determination of whether we are the primary beneficiary of a variable interest entity affected multiple line items in our financial statements. See Note 10 – Variable Interest Entities of the Notes to Consolidated Financial Statements for a discussion of the effect that consolidating a variable interest entity beginning February 28, 2013 had on our consolidated financial statements. The control deficiency related to our failure to maintain effective internal controls over the data maintained by the servicer of the private education loans could have resulted in misstatements of the fair value of the private education loans upon consolidation of the variable interest entity and the amount of the allowance for loan losses. The control deficiency related to our review of assumptions and methodologies developed by consultants to project guarantee obligations under the 2009 RSA resulted in adjustments to our loss related to loan program guarantees, other liabilities and related financial disclosures during the preparation of our 2013 consolidated financial statements. The control deficiency related to the identification and communication of information is considered to have contributed to the other identified material weaknesses, as relevant information related to the private loan programs was not provided timely to those individuals responsible for our financial reporting processes or our independent registered accountants.

Our management excluded the PEAKS Trust from our assessment of ICFR as of December 31, 2013, because beginning February 28, 2013, we became the primary beneficiary of the PEAKS Trust. The PEAKS Trust is a controlled variable interest entity whose assets and total revenues represented 11% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

The effectiveness of our ICFR as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their accompanying report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) the application of consolidation accounting to variable interest entities, (ii) the assessment of the completeness and accuracy of student loan data underlying estimates made in the valuation of the PEAKS Trust student loan receivables, (iii) controls over the estimation and review of contingent loss estimates related to the guarantee obligation under the 2009 RSA , and (iv) the timely identification and communication of information relevant to the private student loan programs to those members of management responsible for the Company’s financial reporting processes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the consolidated financial statements, the Company is subject to risks and uncertainties including litigation, governmental investigations and increasing liquidity pressures that could affect amounts reported in the Company’s financial statements in future periods.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the PEAKS Trust from its assessment of internal control over financial reporting as of December 31, 2013, because beginning on February 28, 2013, the Company became the primary beneficiary of the PEAKS Trust. We have also excluded the PEAKS Trust from our audit of internal control over financial reporting. The PEAKS Trust is a controlled variable interest entity whose assets and total revenues represent 11% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana

October 15, 2014

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$215,771	$243,465
Restricted cash	5,636	3,478
Accounts receivable, less allowance for doubtful accounts of $9,174 and $15,663	99,530	78,928
PEAKS Trust student loans, less allowance for loan losses of $0 and $0	7,730	0
Deferred income taxes	77,549	44,547
Prepaid expenses and other current assets	28,400	16,162

Total current assets	434,616	386,580

Property and equipment, net	168,509	189,890
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $29,349 and $0	76,479	0
Deferred income taxes	68,324	57,471
Other assets	58,923	41,263

Total assets	$806,851	$675,204

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$0
Current portion of PEAKS Trust senior debt	157,883	0
Accounts payable	58,021	63,304
Accrued compensation and benefits	18,107	21,023
Other current liabilities	42,136	106,796
Deferred revenue	147,630	135,900

Total current liabilities	473,777	327,023

Long-term debt	0	140,000
PEAKS Trust senior debt, excluding current portion	71,341	0
Other liabilities	146,087	82,416

Total liabilities	691,205	549,439

Commitments and contingent liabilities (Note 16)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371
Capital surplus	200,040	197,113
Retained earnings	940,449	967,473
Accumulated other comprehensive income (loss)	3,146	(7,930)
Treasury stock, 13,698,716 and 13,744,395 shares, at cost	(1,028,360)	(1,031,262)

Total shareholders’ equity	115,646	125,765

Total liabilities and shareholders’ equity	$806,851	$675,204

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$1,072,311	$1,286,633	$1,499,977
Costs and expenses:
Cost of educational services	486,353	538,350	553,065
Student services and administrative expenses	397,541	400,856	414,156
Asset impairment	0	15,166	0
Legal and other investigation costs	6,923	873	0
Loss related to loan program guarantees	90,964	101,025	23,500
Provision for PEAKS Trust student loan losses	29,349	0	0

Total costs and expenses	1,011,130	1,056,270	990,721

Operating income	61,181	230,363	509,256
(Loss) on consolidation of PEAKS Trust	(73,248)	0	0
Interest income	108	1,348	2,902
Interest (expense)	(25,277)	(3,723)	(1,825)

Income (loss) before provision for income taxes	(37,236)	227,988	510,333
Provision for income taxes	(10,212)	89,018	201,247

Net income (loss)	$(27,024)	$138,970	$309,086

Earnings (loss) per share:
Basic	$(1.15)	$5.82	$11.27
Diluted	$(1.15)	$5.79	$11.18
Weighted average shares outstanding:
Basic	23,412	23,880	27,429
Diluted	23,412	23,999	27,655

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(27,024)	$138,970	$309,086
Other comprehensive income (loss), net of tax:
Net actuarial pension (loss) gain, net of income tax of $6,811, $242 and $3,709	10,755	379	(5,795)
Net actuarial pension loss amortization, net of income tax of $790, $1,062 and $704	1,247	1,656	1,099
Prior service cost (credit) amortization, net of income tax of $604, $607 and $607	(951)	(948)	(948)
Pension settlement (loss), net of income tax of $17, $309 and $470	25	483	734
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0 and $0	0	(21)	(60)

Other comprehensive income (loss), net of tax	11,076	1,549	(4,970)

Comprehensive income (loss)	$(15,948)	$140,519	$304,116

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(27,024)	$138,970	$309,086
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,252	29,350	27,886
Provision for doubtful accounts	67,640	56,818	35,655
Deferred income taxes	(54,425)	(59,999)	(8,991)
Excess tax benefit from stock option exercises	0	(1,382)	(1,166)
Stock-based compensation expense	11,638	16,658	17,074
Settlement cost	(46,000)	21,750	0
Asset impairment	0	15,166	0
Accretion of discount on PEAKS Trust student loans	(12,996)	0	0
Accretion of discount on PEAKS Trust senior debt	4,926	0	0
Provision for PEAKS Trust student loan losses	29,349	0	0
Loss on consolidation of PEAKS Trust	73,248	0	0
Other	315	6,992	(1,936)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(455)	3,794	(942)
Accounts receivable	(87,225)	(87,138)	(17,004)
PEAKS Trust student loans	11,554	0	0
Accounts payable	(5,574)	(15,572)	10,956
Other operating assets and liabilities	74,203	72,857	35,964
Deferred revenue	11,299	(90,643)	(17,819)

Net cash flows from operating activities	77,725	107,621	388,763

Cash flows from investing activities:
Facility expenditures and land purchases	(679)	(1,046)	(4,053)
Capital expenditures, net	(4,468)	(17,204)	(26,847)
Acquisition of company, net of cash acquired	(7,150)	0	0
Proceeds from sales and maturities of investments and repayment of notes	461	217,301	337,032
Purchase of investments and note advances	(1,242)	(75,887)	(352,195)

Net cash flows from investing activities	(13,078)	123,164	(46,063)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	1,382	1,166
Proceeds from exercise of stock options	0	8,345	5,599
Debt issue costs	0	(1,525)	0
Proceeds from revolving borrowings	0	175,000	0
Repayment of revolving borrowings	(90,000)	(185,000)	0
Repayment of PEAKS Trust senior debt	(1,946)	0	0
Repurchase of common stock and shares tendered for taxes	(395)	(209,371)	(283,320)

Net cash flows from financing activities	(92,341)	(211,169)	(276,555)

Net change in cash and cash equivalents	(27,694)	19,616	66,145
Cash and cash equivalents at beginning of period	243,465	223,849	157,704

Cash and cash equivalents at end of period	$215,771	$243,465	$223,849

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$61,131	$139,919	$196,387
Interest	$3,310	$3,047	$1,842
Non-cash operating activities:
Consolidation of PEAKS Trust assets	$113,819	0	0
Consolidation of PEAKS Trust liabilities	471	0	0
Non-cash financing activities:
Issuance of treasury stock for Directors’ compensation	$0	$37	$30
Consolidation of PEAKS Trust senior debt	226,096	0	0

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount			Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2010	37,069	$371	$170,966	$526,619	($4,509)	(7,076)	($566,405)	$127,042

Net income				309,086				309,086
Other comprehensive (loss), net of income tax					(4,970)			(4,970)
Equity award vesting and exercises			(2,397)	(2,359)		155	10,355	5,599
Tax benefit from equity awards			1,190					1,190
Stock-based compensation			14,448					14,448
Common shares repurchased						(4,040)	(282,701)	(282,701)
Issuance of shares for Directors’ compensation				1		1	29	30
Shares tendered for taxes						(9)	(619)	(619)

Balance as of December 31, 2011	37,069	371	184,207	833,347	(9,479)	(10,969)	(839,341)	169,105

Net income				138,970				138,970
Other comprehensive income, net of income tax					1,549			1,549
Equity award vesting and exercises			(4,224)	(4,843)		272	17,412	8,345
Tax benefit from equity awards			918					918
Stock-based compensation			16,212					16,212
Common shares repurchased						(3,026)	(207,918)	(207,918)
Issuance of shares for Directors’ compensation				(1)		1	38	37
Shares tendered for taxes						(22)	(1,453)	(1,453)

Balance as of December 31, 2012	37,069	371	197,113	967,473	(7,930)	(13,744)	(1,031,262)	125,765

Net income (loss)				(27,024)				(27,024)
Other comprehensive income, net of income tax					11,076			11,076
Equity award vesting and exercises			(3,297)			68	3,297	0
Tax benefit from equity awards			(5,414)					(5,414)
Stock-based compensation			11,638					11,638
Shares tendered for taxes						(23)	(395)	(395)

Balance as of December 31, 2013	37,069	$371	$200,040	$940,449	$3,146	(13,699)	($1,028,360)	$115,646

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1.	Business and Significant Accounting Policies

Business. ITT Educational Services, Inc. is a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. References in these Notes to “we”, “us” and “our” refer to ITT Educational Services, Inc., its wholly-owned subsidiaries and the variable interest entity (“VIE”) of which it is the primary beneficiary, unless the context requires or indicates otherwise. As of December 31, 2013, we were offering:

•	master, bachelor and associate degree programs to approximately 57,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for individuals.

In addition, we offered one or more of our online education programs to students who are located in all 50 states. As of December 31, 2013, we had 149 college locations (including 147 campuses and two learning sites) in 39 states and one training facility. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for individuals. See Note 4 – Acquisitions, for additional discussion of the acquisition of Cable Holdings. Our corporate headquarters are located in Carmel, Indiana.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries and the VIE that we consolidate, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Arrangements where we may have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we would be required to consolidate the other party in our consolidated financial statements. See Note 10 – Variable Interest Entities, for a further discussion of those entities in which we held a variable interest and the consolidation of one of those entities in our consolidated financial statements as of December 31, 2013. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates. The preparation of these consolidated financial statements, in accordance with GAAP, includes estimates and assumptions that are determined by our management. Actual results could differ materially from the estimates. Significant accounting estimates and assumptions are used for, but not limited to:

•	the allowance for doubtful accounts;

•	useful lives of tangible and intangible assets;

•	asset impairments;

•	fair value of the assets and liabilities of the PEAKS Trust upon consolidation;

•	the provision for PEAKS Trust student loan losses;

•	self insurance;

•	pension liabilities;

•	stock-based compensation;

•	guarantees;

•	unrecognized tax benefits; and

•	litigation exposures.

Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash. The funds from the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”), and certain other monies transferred to us by electronic funds transfer, are subject to holding restrictions before they can be drawn into our cash account. The funds subject to these holding periods are identified as restricted cash until they are applied to the students’ accounts. In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Consolidated Balance Sheet. The amount of these funds included in restricted cash on our Consolidated Balance Sheet as of December 31, 2013 was $2,433.

Beginning on February 28, 2013, we consolidated a VIE in our consolidated financial statements. Funds held by this VIE are classified as restricted cash on our Consolidated Balance Sheet, because those funds can only be used to satisfy the obligations of the VIE. Funds held by the VIE included in restricted cash on our Consolidated Balance Sheet as of December 31, 2013 were $2,593.

We also maintain an escrow account for a guarantee obligation to an unaffiliated third party under a private education loan program for our students. The funds in this escrow account are considered restricted cash and classified as other assets. The balance in this escrow account was approximately $8,626 as of December 31, 2013 and approximately $8,622 as of December 31, 2012.

Investments. We classify our investments in marketable securities as available-for-sale or held-to-maturity depending on our investment intentions with regard to those securities on the date of acquisition. Investments classified as available-for-sale are recorded at their market value. Investments are classified as either current or non-current based on the maturity date of each security. We did not hold any investments in marketable securities as of December 31, 2013 or December 31, 2012.

The cost of securities sold is based on the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts. We extend unsecured credit to our institutions’ students for tuition and fees, and we record a receivable for the tuition and fees earned in excess of the payment received from or on behalf of a student. The average student receivable balance is insignificant. We record an allowance for doubtful accounts with respect to accounts receivable based on the students’ credit profiles and our historical collection experience related to amounts owed by our students with similar credit profiles. If our collection trends were to differ significantly from our historical collection experience, we would make a corresponding adjustment to our allowance for doubtful accounts.

When a student is no longer enrolled in an education program at one of our campuses, we increase the allowance for doubtful accounts related to the former student’s receivable balance to reflect the amount we estimate will not be collected. The amount that we estimate will not be collected is based on a review of the historical collection experience for our campuses, adjusted as needed to reflect other facts and circumstances. We review the collection activity after a student withdraws or graduates from an education program and write off the accounts receivable, if we conclude that collection of the balance is not probable.

PEAKS Trust Student Loans. Beginning on February 28, 2013, we consolidated the VIE, which is a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans (the “PEAKS Trust Student Loans”) made under the PEAKS Private Student Loan Program (the “PEAKS Program”), in our consolidated financial statements (the “Consolidation”). Certain of the PEAKS Trust Student Loans had evidence of credit deterioration since the date those loans were originated and, therefore, we determined that, at the date of the Consolidation, it was probable that all contractually required payments under those loans would not be collected. We recorded those loans at fair value at the date of the Consolidation. We also recorded at fair value PEAKS Trust Student Loans that did not individually have evidence of deteriorated credit quality at the date of the Consolidation, because we determined that the application of an expected cash flow model provided the most reasonable presentation and this accounting treatment was consistent with the American Institute of Certified Public Accountants’ (the “AICPA”) December 18, 2009 Confirmation Letter (the “Confirmation Letter”). No allowance for loan losses was recorded at the date of the Consolidation, because all of the PEAKS Trust Student Loans were recorded at fair value and future credit losses are considered in the estimate of fair value. Cash flows from PEAKS Trust Student Loans expected to be collected within the next 12 months have been classified as current in our consolidated balance sheet. The remaining balance is classified as non-current.

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

On a quarterly basis, we estimate the total principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later, we would record the impairment as:

•	a provision for PEAKS Trust student loan losses in our Consolidated Statement of Income; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheet.

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

•	first reverse any allowance for loan losses with respect to that loan pool that was previously recorded on our Consolidated Balance Sheet, up to the amount of that allowance; and

•	record any remaining increase prospectively as a yield adjustment over the remaining estimated lives of the loans in the loan pool.

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

The excess of any cash flows expected to be collected with respect to a loan pool of the PEAKS Trust Student Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Consolidated Balance Sheets, but it is accreted and included as interest income at a level rate of return over the remaining estimated life of the loan pool. If we determine that the timing and/or amounts of expected cash flows with respect to a loan pool are not reasonably estimable, no interest income would be accreted and the loans in that loan pool would be reported as nonaccrual loans. We recognize the accretable yield of the PEAKS Trust Student Loans as interest income, because the timing and the amounts of the expected cash flows are reasonably estimable.

If a PEAKS Trust Student Loan is paid in full or charged-off, that loan is removed from the loan pool. If the amount of the proceeds received for that loan, if any, is less than the unpaid principal balance of the loan, the difference is first applied against the loan pool’s nonaccretable difference for principal losses (i.e., the lifetime credit loss estimate established at the date of the Consolidation). If the nonaccretable difference for principal losses with respect to a loan pool has been fully depleted, any unpaid loan principal balance in excess of the proceeds received for the loan is charged-off against the loan pool’s allowance for loan losses. We do not recognize charge-offs of individual PEAKS Trust Student Loans when those loans reach certain stages of delinquency, because those loans are accounted for at a loan pool level.

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

Contingent Liabilities. We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, government investigations, business transactions, guarantee obligations and employee-related matters, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

We determine the amount of our contingent liabilities related to our guarantee obligations by estimating the expected payments to be made under the guarantee and the amount that we expect to be repaid to us. We also consider the payment options available to us. To the extent that we project that we will have sufficient funds available to discharge our guarantee obligations for the outstanding balance of those private education loans that have been charged off at the time that they default, we incorporate that assumption into our estimate of the contingent liability. If we do not believe that we will have sufficient funds available, we assume that we will make monthly payments to satisfy our guarantee obligations as allowed under the applicable agreements. We discount the amount of those expected future monthly payments at a risk-free rate of interest. Making payments for the full amount of the charged-off loans at the time that they default results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods and, therefore, results in an estimated contingent liability that is less than if we had assumed we would make monthly payments in the future.

We discount the amounts that we expect will be repaid to us to reflect a risk-free rate of interest. The difference between the amount of the guarantee payments that we expect to make and the discounted amount that we expect will be repaid to us is included in our estimate of the amount of our contingent liability related to our guarantee obligations.

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

We do not charge a separate fee for textbooks that students use in their education programs. We record the cost of these textbooks in prepaid expenses and other current assets and amortize the cost of textbooks on a straight-line basis over the applicable course length. Tool kit sales, and the related cost, are recognized when the student receives the tool kit. Academic fees (which are charged only one time to students on their first day of class attendance) are recognized as revenue on a straight-line basis over the average length of the education program. If a student withdraws from an institution, all unrecognized revenue relating to his or her fees, net of any refunds that result from any applicable Refund Policy, is recognized upon the student’s departure. An administrative fee is charged to a student and recognized as revenue when the student withdraws or graduates from an education program at an institution. We reassess the collectability of tuition revenue on a student-by-student basis throughout our revenue recognition period. We reassess the collectability of tuition revenue that we may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, which primarily include when a student withdraws from a program of study.

We report 12 weeks of tuition revenue in each of our four fiscal quarters. We standardized the number of weeks of revenue reported in each fiscal quarter, because the timing of student breaks in a calendar quarter can fluctuate from quarter to quarter each year. The total number of weeks of school during each year is 48.

We provide institutional scholarships and awards to our institutions’ students, which those students use to help reduce their educational expenses. Institutional scholarships and awards reduce the students’ tuition charges and are recorded as offsets to revenue in the period in which the tuition is earned.

Interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans, is included in revenue and recognized based on the effective interest method as described in Note 11 – PEAKS Trust Student Loans.

Advertising Costs. We expense all advertising costs as incurred. Advertising expense, which is included in Student services and administrative expenses in our Consolidated Statements of Income, was $177,791 in the year ended December 31, 2013, $174,009 in the year ended December 31, 2012 and $192,080 in the year ended December 2011.

Equity-Based Compensation. Stock-based compensation cost for our equity instruments exchanged for employee and director services is measured at the date of grant, based on the calculated fair value of the grant and is recognized as an expense on a straight-line basis over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates due to death or disability, and, for grants made prior to November 24, 2010, when he or she retires. As a result, in certain circumstances, the period of time that the grantee must provide services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period.

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

We generally issue shares of our common stock from treasury shares upon the exercise of stock options or vesting of RSUs. As of December 31, 2013, approximately 13.7 million shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we do not expect to repurchase any outstanding shares of our common stock in 2014. See Note 8 – Stock Repurchases, for additional disclosures regarding our stock repurchases.

Operating Leases. We lease our non-owned facilities under operating lease agreements. Common provisions within our operating lease agreements include:

•	renewal options, which can be exercised after the initial lease term;

•	rent escalation clauses;

•	tenant improvement allowances; and

•	rent holidays.

We record the rent expense associated with each operating lease agreement evenly over the term of the lease. The difference between the amount of rent expense recorded and the amount of rent actually paid is recorded as either prepaid or accrued rent, which is included in Other assets or Other liabilities, on our Consolidated Balance Sheets. We recognize a liability for the costs to terminate the lease of a leased facility when we cease using that leased facility.

Income Taxes. We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities.

We follow the guidance under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. This guidance requires us to evaluate whether it is more likely than not, based on the technical merits of a tax position, that the benefits resulting from the position will be realized by us.

We record interest and penalties related to unrecognized tax benefits in income tax expense.

2.	Revision of 2011 and 2012 Financial Statements

We identified corrections to our 2011 and 2012 financial statements related to the recognition of revenue with respect to students who withdrew from a program of study. We also corrected the calculation of the contingent loss for the 2009 RSA in our 2012 financial statements.

We evaluated the cumulative impact of those items on prior periods under the guidance in ASC 250, “Accounting Changes and Error Corrections” (“ASC 250”), relating to SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality.” We also evaluated the impact of correcting those items through an adjustment to our financial statements for the fiscal year ended December 31, 2013. We concluded, based on the guidance in ASC 250 relating to SAB No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,” that the correction of those items in our 2011 and 2012 fiscal year would not be material, but would be material if corrected out-of-period in our 2013 fiscal year. As a result, we have revised our audited consolidated financial statements as of and for the fiscal years ended December 31, 2012 and December 31, 2011 to reflect the correction of those items that should have been recognized in those periods. The amounts of the corrections as of December 31, 2012 and December 31, 2011 are shown in the Revisions column in the tables below.

Our revised Consolidated Balance Sheet as of December 31, 2012 and Consolidated Statements of Shareholders’ Equity as of December 31, 2012, 2011 and 2010 also reflect the correction of the classification of funds held for students from Title IV Programs that result in a credit balance on a student’s account as restricted and amounts related to the vesting of RSUs from retained earnings to capital surplus. The amounts of these corrections related to our Consolidated Balance Sheets were not material and are shown in the Revisions column in the tables below. The December 31, 2012 Consolidated Balance Sheet reflects an adjustment to increase retained earnings by $5,366 and decrease capital surplus by $5,366 for the cumulative effect of the classification of the vesting of RSUs as of December 31, 2011. We also increased retained earnings as of December 31, 2011 by $306 for the cumulative effect of the adjustment for the recognition of revenue with respect to students who withdrew from a program of study in prior years.

The December 31, 2010 amounts presented on our Consolidated Statement of Shareholders’ Equity reflect an adjustment to increase retained earnings by $2,969 and decrease capital surplus by $2,969 for the cumulative effect of the classification of the vesting of RSUs. We also decreased retained earnings as of December 31, 2010 in our Consolidated Statement of Shareholders’ Equity by $1,028 for the cumulative effect of the adjustments for the recognition of revenue with respect to students who withdrew from a program of study in prior periods.

We reclassified the following items in our Consolidated Statement of Income for the year ended December 31, 2012 to conform with the current year presentation:

•	settlement cost was reclassified to loss related to loan program guarantees;

•	loss related to private student loan programs was reclassified to loss related to loan program guarantees; and

•	an asset impairment was reclassified from loss related to private student loan programs to a separate line item.

We also corrected the classification of losses related to loan program guarantees, which were previously recorded as reductions to revenue in our Consolidated Statements of Income for the years ended December 31, 2012 and December 31, 2011, to report those amounts on a separate line. The amount of those corrections is shown in the Revisions column in the tables below.

The following table sets forth the effect of the revisions on the affected line items on our Consolidated Balance Sheet as of the date indicated.

	As of December 31, 2012
	As Previously Reported	Revisions	As Revised
Balance Sheet Data:
Cash and cash equivalents	$246,342	$(2,877)	$243,465
Restricted cash	601	2,877	3,478
Accounts receivable, net	77,313	1,615	78,928
Deferred income taxes (current)	44,547	0	44,547
Total current assets	384,965	1,615	386,580
Deferred income taxes	56,112	1,359	57,471
Total assets	672,230	2,974	675,204
Other current liabilities	86,722	20,074	106,796
Total current liabilities	306,949	20,074	327,023
Other liabilities	98,327	(15,911)	82,416
Total liabilities	545,276	4,163	549,439
Capital surplus	206,703	(9,590)	197,113
Retained earnings	959,072	8,401	967,473
Total shareholders’ equity	126,954	(1,189)	125,765
Total liabilities and shareholders’ equity	672,230	2,974	675,204

The following table sets forth the effect of the revisions and reclassifications on the affected line items in our Consolidated Statement of Income for the year ended December 31, 2012.

	Year Ended December 31, 2012
	As Previously Reported	Revisions	Reclassifications	As Revised
Statement of Income Data:
Revenue	$1,287,209	$(576)	$0	$1,286,633
Cost of educational services	539,223	0	(873)	538,350
Student services and administrative expenses	422,345	(21,489)	0	400,856
Settlement cost	21,750	0	(21,750)	0
Asset impairment	0	0	15,166	15,166
Legal and other investigation costs	0	0	873	873
Loss related to private student loan programs	71,102	0	(71,102)	0
Loss related to loan program guarantees	0	23,339	77,686	101,025
Total costs and expenses	1,054,420	1,850	0	1,056,270
Operating income	232,789	(2,426)	0	230,363
Income before provision for income taxes	230,414	(2,426)	0	227,988
Provision for income taxes	89,949	(931)	0	89,018
Net income	140,465	(1,495)	0	138,970
Earnings per share:
Basic	$5.88			$5.82
Diluted	$5.85			$5.79

The following table sets forth the effect of the revisions on the affected line items in our Consolidated Statement of Income for the year ended December 31, 2011.

	Year Ended December 31, 2011
	As Previously Reported	Revisions	As Revised
Statement of Income Data:
Revenue	$1,499,949	$(28)	$1,499,977
Cost of educational services	553,065	0	553,065
Student services and administrative expenses	439,808	(25,652)	414,156
Loss related to loan program guarantees	0	23,500	23,500
Total costs and expenses	992,873	(2,152)	990,721
Operating income	507,076	2,180	509,256
Income before provision for income taxes	508,153	2,180	510,333
Provision for income taxes	200,401	846	201,247
Net income	307,752	1,334	309,086
Earnings per share:
Basic	$11.22		$11.27
Diluted	$11.13		$11.18

The following table sets forth the effect of the revisions on the affected line items in our Consolidated Statement of Comprehensive Income for the year ended December 31, 2012.

	Year Ended December 31, 2012
	As Previously Reported	Revisions	As Revised
Statement of Comprehensive Income Data:
Net income	$140,465	$(1,495)	$138,970
Comprehensive income	142,014	(1,495)	140,519

The following table sets forth the effect of the revisions on the affected line items in our Consolidated Statement of Comprehensive Income for the year ended December 31, 2011.

	Year Ended December 31, 2011
	As Previously Reported	Revisions	As Revised
Statement of Comprehensive Income Data:
Net income	$307,752	$1,334	$309,086
Comprehensive income	302,782	1,334	304,116

The following table sets forth the effect of the revisions on the affected line items in our Consolidated Statement of Cash Flows for the year ended December 31, 2012.

	Year Ended December 31, 2012
	As Previously Reported	Revisions	As Revised
Statement of Cash Flows Data:
Net income	$140,465	$(1,495)	$138,970
Provision for doubtful accounts	78,307	(21,489)	56,818
Deferred income taxes	(58,640)	(1,359)	(59,999)
Restricted cash	1,527	2,267	3,794
Accounts receivable	(107,514)	20,376	(87,138)
Other operating assets and liabilities	68,890	3,967	72,857
Net cash flows from operating activities	105,354	2,267	107,621

The following table sets forth the effect of the revisions on the affected line items in our Consolidated Statement of Cash Flows for the year ended December 31, 2011.

	Year Ended December 31, 2011
	As Previously Reported	Revisions	As Revised
Statement of Cash Flows Data:
Net income	$307,752	$1,334	$309,086
Provision for doubtful accounts	61,308	(25,653)	35,655
Deferred income taxes	(8,991)	0	(8,991)
Restricted cash	(1,873)	931	(942)
Accounts receivable	(40,477)	23,473	(17,004)
Other operating assets and liabilities	35,118	846	35,964
Net cash flows from operating activities	387,832	931	388,763

The revisions had an effect on capital surplus, retained earnings and total shareholders’ equity as of December 31, 2012, December 31, 2011 and December 31, 2010, as reported in our Consolidated Statements of Shareholders’ Equity. The effect on capital surplus, retained earnings and total shareholders’ equity as of December 31, 2012 is shown in the Balance Sheet Data table above. The revisions resulted in the following changes to capital surplus, retained earnings and total shareholders’ equity as of December 31, 2011:

•	a decrease in capital surplus of $5,366;

•	an increase in retained earnings of $5,672; and

•	an increase in total shareholders’ equity of $306.

The revisions resulted in the following changes to capital surplus, retained earnings and total shareholders’ equity as of December 31, 2010:

•	a decrease in capital surplus of $2,969;

•	an increase in retained earnings of $1,941; and

•	a decrease in total shareholders’ equity of $1,028.

The revisions had an effect on net income for the years ended December 31, 2012 and December 31, 2011, as reported in our Consolidated Statements of Shareholders’ Equity. The effect of the revisions on net income for the years ended December 31, 2012 and December 31, 2011, as reported in our Consolidated Statements of Shareholders’ Equity, is shown in the Statement of Income Data tables above.

3.	New Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which is included in the Codification under ASC 606, “Revenue Recognition” (“ASC 606”). This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. This guidance will become effective for our interim and annual reporting periods beginning January 1, 2017. We have not completed our evaluation of the impact that this guidance may have on our consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, which is included in the Codification under ASC 220, “Other Comprehensive Income” (“ASC 220”). This update requires an entity to report the effect, by component, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. This guidance was effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance requires us to provide additional disclosures regarding the amounts reclassified out of accumulated other comprehensive income during a reporting period. We have included these disclosures in the footnotes to our consolidated financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance were effective upon issuance, and the amendments that are subject to transition guidance were effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, which is included in the Codification under ASC 210, “Balance Sheet” (“ASC 210”). This update provides for enhanced disclosures to help users of financial statements evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, which clarified the scope of the disclosures required under ASU No. 2011-11. Both of these updates were effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

4.	Acquisitions

On August 1, 2013, we acquired all of the membership interests of Cable Holdings for $7,150 in cash, net of cash acquired. Cable Holdings is an education company that operates under the name of Benchmark Learning and offers short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of Cable Holdings allowed us to immediately begin operating in the short-term learning solutions market, which we hope to expand upon by leveraging our current employer relationships, alumni and facilities, and integrating Cable Holdings’ operations into the Center for Professional Development @ ITT Technical Institute (the “CPD”).

Our consolidated financial statements include the results of Cable Holdings from the acquisition date. The revenue and expenses of Cable Holdings included in our Consolidated Statements of Income for the year ended December 31, 2013 were not material. Our revenue, net income and earnings per share would not have been materially affected, if the revenue and expenses of Cable Holdings were presented for the years ended December 31, 2013, 2012 and 2011 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire Cable Holdings were expensed and were not material.

We accounted for the acquisition of Cable Holdings in accordance with ASC 805, “Business Combinations” (“ASC 805”), which requires the use of the acquisition method of accounting for all business combinations. We considered the report of a third-party valuation firm in allocating the purchase price to identifiable net assets. The excess of the consideration paid over the estimated fair values of the identifiable net assets acquired was recognized as goodwill and is expected to be deductible for income tax purposes. The identifiable intangible assets acquired consist of customer relationships, non-compete agreements and training materials, which are being amortized over a weighted-average life of approximately five years. The estimated aggregate amortization expense in each of the next five succeeding fiscal years is not material.

The following table sets forth the estimated fair values to be allocated to the major classes of assets acquired and liabilities assumed in the Cable Holdings acquisition as of the acquisition date:

	Assets Acquired	Liabilities Assumed
Accounts receivable and other current assets	$1,110
Furniture and equipment	480
Identifiable intangible assets	2,390
Goodwill	3,958
Accounts payable and other liabilities		$788

On January 31, 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. for approximately $5,186. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta and offered short-term information technology and business learning solutions for career advancers and other professionals. We acquired the Ascolta business to expand the CPD offerings in the short-term learning solutions market.

We will account for the acquisition of the Ascolta business in accordance with ASC 805. The purchase price has been preliminarily allocated to identifiable net assets. The excess of the consideration paid over the estimated fair values of the identifiable net assets acquired will be recognized as goodwill and is expected to be deductible for income tax purposes. The fair value of the identifiable intangible assets acquired is preliminary, pending receipt of the final valuation. The identifiable intangible assets acquired consist of customer relationships and non-compete agreements, which are expected to be amortized over an estimated weighted-average life of approximately five years.

The following table sets forth the estimated fair values allocated to the major classes of assets acquired and liabilities assumed in the Ascolta business acquisition as of the acquisition date:

	Assets Acquired	Liabilities Assumed
Accounts receivable and other current assets	$849
Furniture and equipment	370
Identifiable intangible assets	1,670
Goodwill	3,332
Other current liabilities		$1,035

The estimated fair values of the assets acquired and liabilities assumed in the Ascolta acquisition are preliminary and based on information that was available to us as of the acquisition date and as of the date of issuance of these financial statements. We may revise the allocation of the purchase price when we complete the final review of the information. We expect to finalize the purchase price allocation by October 31, 2014.

Our revenue, net income and earnings per share would not have been materially affected, if the revenue and expenses of the Ascolta business were presented for the years ended December 31, 2013, 2012 and 2011 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not material.

5.	Fair Value and Credit Risk of Financial Instruments

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Consolidated Balance Sheet as of December 31, 2013:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$214,985	$214,985	$0	$0
Restricted cash:
Money market fund	2,433	2,433	0	0
Other assets:
Money market fund	8,626	8,626	0	0

	$226,044	$226,044	$0	$0

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Consolidated Balance Sheet as of December 31, 2012:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$151,784	$151,784	$0	$0
Restricted cash:
Money market fund	2,877	2,877	0	0
Other assets:
Money market fund	8,622	8,622	0	0

	$163,283	$163,283	$0	$0

We used quoted prices in active markets for identical assets as of the measurement dates to value our financial assets that were categorized as Level 1.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis in our Consolidated Balance Sheets as of December 31, 2013 or 2012.

As of December 31, 2013, the carrying value of the PEAKS Trust Student Loans was approximately $84,209. The estimated fair value of the PEAKS Trust Student Loans was approximately $99,100 as of December 31, 2013. The fair value of the PEAKS Trust Student Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Trust Student Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Consolidated Balance Sheet was approximately $2,500 as of December 31, 2013 and approximately $9,600 as of December 31, 2012. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our debt under our credit agreement was approximately $50,000 as of December 31, 2013 and $140,000 as of December 31, 2012. The fair value of our debt under our credit agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our debt under our credit agreement. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

As of December 31, 2013, the carrying value of the PEAKS Senior Debt was approximately $229,224. The estimated fair value of the PEAKS Senior Debt was approximately $239,400 as of December 31, 2013. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Financial instruments that potentially subject us to credit risk consist primarily of accounts receivable, interest-bearing investments, notes receivable and the PEAKS Trust Student Loans. There is no concentration of credit risk of our accounts receivable, as the total is comprised of a large number of individual balances owed by students whose credit profiles vary and who are located throughout the United States. Our interest-bearing investments and cash equivalents generally consist of high-quality securities issued by various entities and major financial institutions. Certain of the assets of the party to whom we issued one of the notes receivable serve as collateral for the repayment of the note. The PEAKS Trust Student Loans consist of a large number of individual loans owed by borrowers, whose credit profiles vary and who are located throughout the United States.

6.	Financial Aid Programs

We participate in various Title IV Programs of the HEA. In 2013, in the aggregate, our institutions derived approximately 82% of their applicable revenue from funds distributed under those Title IV Programs, as determined on a cash accounting basis under the calculation of the provision of the HEA commonly referred to as the “90/10 Rule.”

We administer the Title IV Programs in separate accounts as required by government regulation. We are required to administer the funds in accordance with the requirements of the HEA and the ED’s regulations and must use due diligence in approving and disbursing funds. In the event we do not comply with federal requirements, or if student loan default rates rise to a level considered excessive by the federal government, we could lose our eligibility to participate in Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Our management believes that we are in substantial compliance with the federal requirements.

7.	Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan – On May 7, 2013, our shareholders approved the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (the “Amended 2006 Plan”). Prior to May 7, 2013, we adopted and our shareholders approved the 2006 ITT Educational Services, Inc. Equity Compensation Plan (the “Original 2006 Plan”). Awards may be granted to our employees and directors under the Amended 2006 Plan in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units and other stock-based awards as defined in the plan. The Amended 2006 Plan increased the maximum number of shares of our common stock that may be issued pursuant to awards under the plan to 7,350,000, an increase of 3,350,000 over the 4,000,000 maximum under the Original 2006 Plan. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by two shares. As of December 31, 2013, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

•	1999 Outside Directors Stock Option Plan – A maximum of 500,000 shares of our common stock were available to be issued upon the exercise of nonqualified stock options granted to non-employee directors under the 1999 Outside Directors Stock Option Plan (“1999 Directors Stock Plan”).

•	1997 ITT Educational Services, Inc. Incentive Stock Plan – A maximum of 8,100,000 shares of our common stock were available to be issued upon the exercise of stock options and pursuant to other forms of awards under the 1997 ITT Educational Services, Inc. Incentive Stock Plan (“1997 Stock Plan”), but no more than 20% of the total number of shares on a cumulative basis could have been used for restricted stock or performance share awards. A maximum of 1.5% of our outstanding shares of common stock could have been issued annually, with any unissued shares available to be issued in later years.

No additional awards have been or will be granted after May 9, 2006 under the 1999 Directors Stock Plan or the 1997 Stock Plan. All awards outstanding as of December 31, 2013 under the 1999 Directors Stock Plan and the 1997 Stock Plan will expire in 2014.

The stock-based compensation expense and related income tax benefit recognized in our Consolidated Statements of Income in the periods indicated were as follows:

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$11,638	$16,658	$17,074
Income tax (benefit)	($4,481)	($6,414)	($6,574)

We did not capitalize any stock-based compensation cost in the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $13,900, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.0 years.

Stock Options. Under the Plans, the stock option exercise price may not be less than 100% of the fair market value of our common stock on the date of grant. The maximum term of any stock option granted under the Amended 2006 Plan and Original 2006 Plan may not exceed seven years from the date of grant, and those stock options will be exercisable at such times and under conditions as determined by the Compensation Committee of our Board of Directors, subject to the limitations contained in the plan. All stock options awarded under the Amended 2006 Plan and Original 2006 Plan typically vest and become exercisable in three equal installments commencing with the first anniversary of the date of grant.

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

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Year Ended December 31, 2013
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,574,604	$84.90	$133,691
Granted	156,500	$19.55	3,059
Forfeited	(16,668)	$75.11	(1,252)
Exercised	0	$0.00	0
Expired	(381,988)	$69.48	(26,543)

Outstanding at end of period	1,332,448	$81.77	$108,955	2.4 years	$2,198

Exercisable at end of period	1,040,443	$92.28	$96,016	2.1 years	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on December 31, 2013 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Shares subject to stock options granted	156,500	156,500	159,500
Weighted average grant date fair value	$9.27	$31.36	$28.90
Shares subject to stock options exercised	0	202,820	118,410
Intrinsic value of stock options exercised	$0	$4,802	$3,095
Proceeds received from stock options exercised	$0	$8,345	$5,599
Tax benefits realized from stock options exercised	$0	$1,602	$1,190

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price. The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rates	0.7%	0.7%	1.8%
Expected lives (in years)	4.6	4.5	4.7
Volatility	60%	51%	48%
Dividend yield	None	None	None

Restricted Stock Units. Under the Amended 2006 Plan and Original 2006 Plan, RSUs awarded are subject to a restriction period of at least: (a) for awards made prior to November 24, 2010, three years in the case of a time-based period of restriction and one year in the case of a performance-based period of restriction; and (b) for awards made after November 24, 2010, one year. All RSUs awarded under the Amended 2006 Plan and Original 2006 Plan that were not vested as of December 31, 2013 have a time-based restriction period that ranges from ending on the first to the third anniversary of the date of grant.

The following table sets forth the number of RSUs that were granted, forfeited and vested in the period indicated:

	Year Ended December 31, 2013
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	413,645	$75.35
Granted	522,014	$19.98
Forfeited	(129,327)	$46.72
Vested	(68,488)	$88.60

Unvested at end of period	737,844	$39.96

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $1,241 in the year ended December 31, 2013, $4,568 in the year ended December 31, 2012 and $2,454 in the year ended December 31, 2011. Also, in the year ended December 31, 2012, 48,935 RSUs vested and were settled in cash for $3,073.

8.	Stock Repurchases

As of December 31, 2013, approximately 7.8 million shares remained available for repurchase under the share repurchase program (the “Repurchase Program”) authorized by our Board of Directors. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and other considerations, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The following table sets forth information regarding the shares of our common stock that we repurchased in the periods indicated:

	Year Ended December 31,
	2013	2012
Number of shares	0	3,025,700
Total cost	$0	$207,918
Average cost per share	$0	$68.72

9.	Earnings (Loss) Per Common Share

Earnings (loss) per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income (loss) and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,412	23,880	27,429
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	Not Applicable	119	226

Outstanding shares for diluted earnings (loss) per share calculation	23,412	23,999	27,655

A total of approximately 1.4 million shares for fiscal year 2013, approximately 1.7 million shares for fiscal year 2012 and approximately 1.1 million shares for fiscal year 2011 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

10.	Variable Interest Entities

Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

The PEAKS Trust and the 2009 Entity (defined below) are VIEs as defined under ASC 810. We hold variable interests in the PEAKS Trust as a result of:

•	a subordinated note issued to us by the PEAKS Trust in exchange for the portion of each private education loan disbursed to us under the PEAKS Program that we transferred to the PEAKS Trust (“Subordinated Note”); and

•	our guarantee of the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”).

We hold variable interests in an unaffiliated entity (the “2009 Entity) as a result of:

•	a risk sharing agreement that we entered into with the 2009 Entity (the “2009 RSA”) on February 20, 2009 in connection with other agreements to create a program that made private education loans available to our students to help pay the students’ cost of education that financial aid from federal, state and other sources did not cover (the “2009 Loan Program”); and

•	a revolving note owed to us by the 2009 Entity (the “Revolving Note”).

To determine whether we are the primary beneficiary of the PEAKS Trust or the 2009 Entity, we:

•	assessed the risks that the VIE was designed to create and pass through to its variable interest holders;

•	identified the variable interests in the VIE;

•	identified the other variable interest holders and their involvement in the activities of the VIE;

•	identified the activities that most significantly impact the VIE’s economic performance;

•	determined whether we have the power to direct those activities; and

•	determined whether we have the right to receive the benefits from, or the obligation to absorb the losses of, the VIE that could potentially be significant to the VIE.

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

Based on our analysis, we concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013. This was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust, because we could have exercised our right to terminate the PEAKS Servicing Agreement (as defined below), due to the failure of the entity that performs those servicing activities for the PEAKS Trust Student Loans on behalf of the PEAKS Trust to meet certain performance criteria specified in the PEAKS Servicing Agreement. We have not, however, exercised our right to terminate the PEAKS Servicing Agreement. As a result of our primary beneficiary conclusion, we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. Prior to February 28, 2013, the PEAKS Trust was not required to be consolidated in our consolidated financial statements, because we concluded that we were not the primary beneficiary of the PEAKS Trust prior to that time. The PEAKS Trust is discussed in more detail below. The PEAKS Servicing Agreement is the agreement between the servicer and the PEAKS Trust (among other parties) that specifies the servicing activities to be provided by the servicer related to the PEAKS Trust Student Loans (the “PEAKS Servicing Agreement”).

Our consolidated financial statements for periods after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust under ASC 810 as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 16—Commitments and Contingencies.

Based on our analysis, we also concluded that we were not the primary beneficiary of the 2009 Entity as of December 31, 2013, because we did not have the power to direct the servicing activities on the private education loans owned by the 2009 Entity. As a result, we are not required under ASC 810 to consolidate the 2009 Entity in our consolidated financial statements as of and for the fiscal year ended December 31, 2013. Our conclusion that we were not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our consolidated financial statements arising from our conclusion that we were not the primary beneficiary of the 2009 Entity. The 2009 Entity is discussed in more detail below.

We may become the primary beneficiary of the 2009 Entity, if the entity that performs the servicing activities for the 2009 Entity (the “2009 Loan Program Servicer”) fails to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the private education loans made under the 2009 Loan Program (the “2009 Servicing Agreement”). If the 2009 Loan Program Servicer fails to meet those performance criteria, we have the right to terminate the 2009 Servicing Agreement and, therefore, would be considered to have the power to direct the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity. If that occurs, we would be required to consolidate the 2009 Entity in our consolidated financial statements. As of December 31, 2013, we believe that the performance criteria specified in the 2009 Servicing Agreement were met and, therefore, we did not have the right to terminate the 2009 Servicing Agreement. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and that assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that this right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015.

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

The Subordinated Note does not bear interest and was recorded net of an unamortized discount based on an imputed interest rate of 9.0% in Other assets on our Consolidated Balance Sheet as of December 31, 2012. Prior to October 1, 2012, the discount was amortized and recognized in Interest income in our Consolidated Statements of Income over the term of the Subordinated Note. The maturity date of the Subordinated Note is in March 2026. The amount owed to us under the Subordinated Note was approximately $73,000 as of December 31, 2012. The carrying value of the Subordinated Note was eliminated from our Consolidated Balance Sheet when we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013.

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

In the three months ended December 31, 2012, we determined it was probable that we would not collect the carrying value of the Subordinated Note and, therefore, concluded that the Subordinated Note was impaired. We recorded an impairment charge in the amount of approximately $10,300, which equaled the total carrying value of the Subordinated Note prior to recording the impairment charge. The carrying value of the Subordinated Note was approximately $0 as of December 31, 2012, and was included on our Consolidated Balance Sheet in Other assets. The carrying value of the Subordinated Note was eliminated from our Consolidated Balance Sheet when we consolidated the PEAKS Trust in our consolidated financial statements. We did not recognize any interest income related to the Subordinated Note in our Consolidated Statements of Income after September 30, 2012.

Under the PEAKS Guarantee we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts that we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. As of December 31, 2012, we had made payments totaling $12,342 under the PEAKS Guarantee (excluding Payments on Behalf of Borrowers), which we expected to be repaid to us (the “PEAKS Guarantee Receivable”). The PEAKS Guarantee Receivable was eliminated from our Consolidated Balance Sheet when we consolidated the PEAKS Trust in our consolidated financial statements. See Note 16 – Commitments and Contingencies, for a further discussion of the PEAKS Guarantee.

We did not consolidate the PEAKS Trust in our consolidated financial statements as of December 31, 2012, because we concluded that we were not the primary beneficiary of the PEAKS Trust prior to February 28, 2013. We did, however, include the PEAKS Guarantee Receivable, net of accrued discount, and the contingent liability related to the PEAKS Guarantee in our consolidated financial statements as of December 31, 2012. We did not record a PEAKS Guarantee Receivable or a contingent liability related to the PEAKS Guarantee in our consolidated financial statements as of December 31, 2013. See Note 16 – Commitments and Contingencies, for a further discussion of those amounts.

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

The fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 by $112,748. The amount of this excess was reduced by $39,500, which represented the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. As a result, we recognized a total loss of $73,248 in our Consolidated Statement of Income for the year ended December 31, 2013 related to the Consolidation.

The following table sets forth the carrying values of assets and liabilities of the PEAKS Trust that were included on our Consolidated Balance Sheet as of December 31, 2013:

	As of December 31, 2013
	Assets	Liabilities
Restricted cash	$2,593
PEAKS Trust student loans, less allowance for loan losses of $0	7,730
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $29,349	76,479
Current portion of PEAKS Trust senior debt		$157,883
Other current liabilities		697
PEAKS Trust senior debt, excluding current portion		71,341

Total	$86,802	$229,921

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, that were included in our Consolidated Statement of Income in the year ended December 31, 2013:

Year Ended December 31, 2013
Revenue	$12,996
Student services and administrative expenses	5,288
Provision for PEAKS Trust student loan losses	29,349
Interest expense	21,288

Income (loss) before provision for income taxes	$(42,929)

The revenue of the PEAKS Trust consists of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Consolidated Statements of Income. The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of December 31, 2013. Interest expense of the PEAKS Trust represents interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

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

Prior to the Consolidation, Payments on Behalf of Borrowers were reflected on our financial statements as a reduction to our contingent liability accrual. Following the Consolidation, Payments on Behalf of Borrowers were not reflected on our financial statements, since those payments were intercompany transactions, which were eliminated from our financial statements as a result of the Consolidation.

The following table sets forth the guarantee payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program in the periods indicated:

Type of Payment	January 1, 2013 Through February 28, 2013 (1)	March 1, 2013 Through December 31, 2013 (1)	Total Year Ended December 31, 2013	Year Ended December 31, 2012
PEAKS Guarantee	$854	$1,559	$2,413	$12,342
Payments on Behalf of Borrowers	532	10,967	11,499	2,762

Total	$1,386	$12,526	$13,912	$15,104

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation

In January 2014, we made Payments on Behalf of Borrowers of $1,832. In March 2014, we entered into a letter agreement, dated as of March 17, 2014, with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “Letter Agreement”), in order to resolve differing interpretations of the permissibility of the Payments on Behalf of Borrowers under the PEAKS Program documents. Pursuant to the Letter Agreement, the trustee agreed to waive, and the holders of the PEAKS Senior Debt consented to the waiver of, any:

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

(collectively, “Discharge Payments”). We determined that the ability to make Discharge Payments as of December 31, 2013 did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

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

	Year Ended December 31,
	2013	2012
Regular Payments	$1,791	$1,990
Discharge Payments	912	0
Recoveries from Charged-Off Loans	(103)	(234)

	$2,600	$1,756

In the fiscal year ended December 31, 2013, we also offset $9,091 owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in that amount. See Note 16 – Commitments and Contingencies for a further discussion of the offset. Approximately $6,786 of the amount that we claimed as an offset against the Revolving Note represented Discharge Payments. We recorded all of the amounts claimed as offsets in Other current liabilities on our Consolidated Balance Sheet as of December 31, 2013. In the year ended December 31, 2013, the 2009 Entity did not remit to us $574 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Consolidated Balance Sheet as of December 31, 2013. See Note 16 – Commitments and Contingencies, for a further discussion of the 2009 RSA. We determined that claiming an offset against the Revolving Note for Regular Payments or Discharge Payments did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity as of and for the year ended December 31, 2013 and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

In addition, we have made advances to the 2009 Entity under the Revolving Note. We did not make any advances in the fiscal years ended December 31, 2013 or 2012 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. The period of time during which we could have made additional advances under the Revolving Note ended on January 1, 2014.

The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of December 31, 2013 and $8,300 as of December 31, 2012. In the three months ended December 31, 2012, we determined that circumstances indicated it was probable that we would not collect the full carrying value of the Revolving Note and, therefore, concluded that the Revolving Note was impaired. We recorded an impairment charge in the amount of $4,900, which equaled the amount that the carrying value of the Revolving Note exceeded the present value of the expected future cash flows from that note. The carrying value of the Revolving Note prior to recording the impairment charge was approximately $7,800. The carrying value of the Revolving Note was approximately $2,500 as of December 31, 2013 and $2,900 as of December 31, 2012, and was included on our Consolidated Balance Sheets in Prepaid expenses and other current assets as of December 31, 2013 and in Other assets as of December 31, 2012. We have not recognized any interest income related to the Revolving Note in our Consolidated Statements of Income during the time that the Revolving Note has been impaired.

11.	PEAKS Trust Student Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 10 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on our Consolidated Balance Sheet as of December 31, 2013. The PEAKS Trust Student Loans are included in the line items related to the PEAKS Trust Student Loans on our Consolidated Balance Sheet.

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

The excess of any cash flows expected to be collected with respect to a loan pool of the PEAKS Trust Student Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Consolidated Balance Sheets, but it is accreted and included as interest income using the effective interest method, which is at a level rate of return over the remaining estimated life of the loan pool.

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

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later, we would record the impairment as:

•	a provision for PEAKS Trust student loan losses in our Consolidated Statement of Income; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheet.

The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the date of the Consolidation or the end of the previous fiscal quarter, whichever is later. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the date of Consolidation or the end of the previous fiscal quarter, whichever is later, we would:

•	first reverse any allowance for loan losses with respect to that loan pool that was previously recorded on our Consolidated Balance Sheet, up to the amount of that allowance; and

•	record any remaining increase prospectively as a yield adjustment over the remaining estimated lives of the loans in the loan pool.

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the period indicated:

Year Ended December 31,
2013
Balance as of February 28, 2013	$0
Loans charged off	0
Recoveries from charged off loans	0
Provision for loan losses	29,349

Balance as of December 31, 2013	$29,349

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Modifications were made to PCI Loans in each of the fiscal quarters in 2013 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

As of December 31, 2013, the outstanding balance of the PEAKS Trust Student Loans, including accrued interest, was approximately $279,400. The carrying amount of the PEAKS Trust Student Loans included under the line items related to the PEAKS Trust Student Loans on our Consolidated Balance Sheet was $84,209 as of December 31, 2013. The PEAKS Trust Student Loans were not included on our Consolidated Balance Sheets prior to February 28, 2013.

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, for the period indicated:

	Year Ended December 31, 2013
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$0	$0
Additions resulting from the Consolidation	100,953	58,843
Accretion	(12,996)	(7,243)
Reclassification from nonaccretable difference and changes in expected cash flows	(17,377)	(9,326)

Balance as of December 31	$70,580	$42,274

12.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2013	2012
Furniture and equipment	$162,128	$171,534
Buildings and building improvements	134,993	134,303
Land and land improvements	39,609	39,609
Leasehold improvements	20,953	21,447
Software	8,620	8,620
Construction in progress	156	1,177

	$366,459	$376,690
Less: Accumulated depreciation and amortization	(197,950)	(186,800)

Property and equipment, net	$168,509	$189,890

Software includes purchased and internally developed software.

The following table sets forth the depreciation and amortization expense for the assets listed above in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Depreciation and amortization expense	$27,007	$29,320	$27,856

13.	Debt

On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014 (the “Third Amendment”), July 30, 2014 (the “Fourth Amendment”) and September 15, 2014 (the “Fifth Amendment”), and we entered into a Consent to Credit Agreement, which is effective upon the delivery by us to the lenders of our audited consolidated financial statements included in this filing (the “Consent”). The Credit Agreement, as so amended and including the Consent, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement has a maturity date of March 21, 2015.

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

•	3.60% per annum in the year ended December 31, 2013;

•	2.40% per annum in the year ended December 31, 2012; and

•	1.20% per annum in the year ended December 31, 2011.

The commitment fee under the Amended Credit Agreement was 0.40% as of December 31, 2013.

We recognized interest expense and fees (including the facility fee and commitment fee) on our borrowings under the Amended Credit Agreement or the prior credit agreement, as applicable, of $3,424 in the year ended December 31, 2013, $3,303 in the year ended December 31, 2012 and $1,825 in the year ended December 31, 2011.

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of December 31, 2013, after giving effect to the Third Amendment and the Fourth Amendment. The Third Amendment provides that noncompliance with the Leverage Ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, and noncompliance with the fixed charge coverage ratio as of the end of the fiscal quarters ending March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 (in each case, before giving effect to the Third Amendment) have been waived by the lenders. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consent, taken together:

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

As of December 31, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $50,000 and were classified as a current liability, because we believed it was probable that we would not be in compliance with certain covenants under the Amended Credit Agreement during the 12 months following December 31, 2013.

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

For the period February 28, 2013 through December 31, 2013, our consolidated financial statements consolidate the PEAKS Trust. See Note 10 – Variable Interest Entities, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. We estimate that the amount received in 2014 by the PEAKS Trust from PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, will not be material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the indenture under the PEAKS Program (the “PEAKS Indenture”), including, among other things:

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

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation and other factors, we were not in compliance with those metrics as of December 31, 2013. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 16 – Commitments and Contingencies, for a further discussion of the PEAKS Guarantee.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports or, with respect to periods in 2014 through June 30, 2014, delivered quarterly reports, to the indenture trustee of the PEAKS Trust, we believe the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling $60,340, in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a guarantee payment of $50,000, which payment, along with other payments that we have made to the PEAKS Trust in recent months, included amounts that would have become due between April 2013 and September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the PEAKS Indenture. In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Amended Credit Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and making the additional guarantee payments satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or assert that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

We estimate that we have and will make payments under the PEAKS Guarantee totaling approximately $159,500 in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40,000 that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 10 – Variable Interest Entities, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50,000 that we paid in October 2014, as described in the immediately preceding paragraph.

As of December 31, 2013, the outstanding principal balance of the PEAKS Senior Debt was approximately $255,600 and the carrying value was $229,224. We recorded $157,883 as a current liability as of December 31, 2013, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following December 31, 2013 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 9.90% per annum in the year ended December 31, 2013. We recognized interest expense on the PEAKS Senior Debt of $21,288 in the year ended December 31, 2013, which included $4,926 of discount accretion.

The following table sets forth the estimated principal payments on the PEAKS Senior Debt in the periods indicated:

Fiscal Year	Amount
2014	$161,219
2015	$16,699
2016	$7,618
2017	$8,194
2018	$8,909
2019 - 2020	$51,393

14.	Income Taxes

The following table sets forth the components of the provision for income taxes in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Current income tax expense:
U.S. federal	$39,279	$126,585	$174,264
State and local	4,611	22,004	35,128

Total	$43,890	$148,589	$209,392
Deferred income tax (benefit):
U.S. federal	($46,345)	($51,145)	($6,718)
State and local	(7,757)	(8,426)	(1,427)

Total	($54,102)	($59,571)	($8,145)

Total provision (benefit) for income taxes	($10,212)	$89,018	$201,247

We recognized approximately $298 of state income tax benefit in the year ended December 31, 2013, as a result of state operating losses.

We do not include the PEAKS Trust in our consolidated income tax returns because the PEAKS Trust is a tax-exempt entity. Therefore, we did not recognize income tax expense or benefit for the PEAKS Trust in the provision for income taxes included in our Consolidated Statement of Income for the year ended December 31, 2013. The effect of the exclusion of the PEAKS Trust from our income tax provision is shown in the reconciliation of our effective income tax rate as a percentage of income shown below.

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2013	2012
Deferral of book costs	($1,748)	($1,810)
Property and equipment	(1,807)	(6,416)
Pension	(10,566)	(2,712)
Other	(1,189)	(2,308)

Gross deferred tax (liabilities)	($15,310)	($13,246)

Deferred revenue	$10,902	$14,687
Accounts receivable	3,551	6,073
Legal accrual	3,455	2,018
Compensation and benefits	3,316	1,643
Stock-based compensation	20,794	22,680
Operating leases	2,386	735
Legal settlement accrual	0	17,834
Other assets	8,356	18,772
Other contingent liabilities	108,423	30,822

Gross deferred tax assets	$161,183	$115,264

Net deferred income tax asset	$145,873	$102,018

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income in the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	(35.0%)	35.0%	35.0%
PEAKS Trust rate differential	11.9%	0%	0%
State income taxes, net of federal benefit	(5.6%)	3.4%	3.9%
Permanent book/tax differences	2.8%	0.9%	0.4%
Other	(1.5%)	(0.3%)	0.1%

Effective income tax rate	(27.4%)	39.0%	39.4%

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

	Year Ended December 31,
	2013	2012	2011
Balance as of January 1	$20,690	$22,050	$22,888
Increases (decreases) from:
Tax positions taken during a prior period	1,675	195	1,042
Tax positions taken during the current period	870	759	2,434
Settlements with taxing authorities	186	(1,027)	(2,487)
Lapse of statute of limitations	(1,130)	(1,287)	(1,827)

Balance as of December 31	$22,291	$20,690	$22,050

The amount of unrecognized tax benefits that, if recognized, would have affected our effective tax rate as of December 31, 2013 was $10,575. We do not expect the amount of our unrecognized tax benefits to significantly increase or decrease during the next 12 months. The amount of interest and penalties related to unrecognized tax benefits accrued on our Consolidated Balance Sheets was $6,371 as of December 31, 2013 and $5,699 as of December 31, 2012. In each of the years ended December 31, 2013, 2012 and 2011, the amount of interest expense and penalties related to our unrecognized tax benefits that we recognized in our Consolidated Statements of Income was not material.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of December 31, 2013, we were no longer subject to federal, state or local income tax examinations for tax years prior to 2010, except in eleven states where we are still subject to income tax examinations for tax year 2009 and one state where we are still subject to income tax examination for the tax years 2005 through 2008.

15.	Employee Benefit Plans

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

The information presented below is based on an actuarial valuation date as of December 31 for 2013 and 2012.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2013	2012
Projected benefit obligation at beginning of year	$57,246	$54,485
Service cost	0	0
Actuarial (gain) loss	(5,345)	3,180
Interest cost	1,756	2,062
Benefits paid	(4,245)	(2,481)
Plan amendments	0	0

Projected benefit obligation at end of year	$49,412	$57,246
Fair value of plan assets at end of year	76,710	64,390

Funded status at end of year	$27,298	$7,144

Our accumulated benefit obligation was $49,412 at December 31, 2013 and $57,246 at December 31, 2012.

The following table sets forth the funded status of our defined benefit plans that was recognized on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2013	2012
Non-current assets	$27,584	$7,459
Non-current (liabilities)	(286)	(315)

Total	$27,298	$7,144

The weighted-average assumptions used to determine benefit obligations as of December 31, 2013 and 2012 are as follows:

	2013	2012
Discount rate	4.25%	3.25%
Rate of compensation increase	N/A	N/A

The following table sets forth the change in the fair value of plan assets for the periods indicated:

	Year Ended December 31,
	2013	2012
Fair value of plan assets at beginning of year	$64,390	$58,839
Actual return on plan assets	16,565	8,032
Employer contributions	0	0
Benefits paid	(4,245)	(2,481)

Fair value of plan assets at end of year	$76,710	$64,390

The following tables set forth the fair value of total plan assets by major asset category as of the dates indicated:

		Fair Value Measurements as of December 31, 2013
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$934	$934	$0	$0
Fixed income securities (a)	12,596	12,596	0	0
Equity securities:
Domestic large cap	40,669	40,669	0	0
Mid cap value/growth (a)	12,610	12,610	0	0
Small cap value/growth (a)	7,163	7,163	0	0
Foreign equities	2,738	2,738	0	0

Total	$76,710	$76,710	$0	$0

(a)	Mutual funds.

		Fair Value Measurements as of December 31, 2012
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$1,078	$1,078	$0	$0
Fixed income securities (a)	17,318	17,318	0	0
Equity securities:
Domestic large cap	29,594	29,594	0	0
Mid cap value/growth (a)	9,090	9,090	0	0
Small cap value/growth (a)	5,137	5,137	0	0
Foreign equities	2,173	2,173	0	0

Total	$64,390	$64,390	$0	$0

(a)	Mutual funds.

We used quoted prices in active markets for identical assets as of the measurement dates to value our plan assets that were categorized as Level 1.

The following table sets forth the amounts in Accumulated other comprehensive loss on our Consolidated Balance Sheets that have not been recognized as components of net periodic pension benefit cost as of the dates indicated:

	As of December 31,
	2013	2012
Net actuarial (loss)	($546)	($20,191)
Prior service credit	5,578	7,133

Total accumulated other comprehensive income (loss)	$5,032	($13,058)

Income tax benefit (expense)	(1,886)	5,128

Total accumulated other comprehensive income (loss), net of tax	$3,146	($7,930)

The following table sets forth the changes in the components of Accumulated other comprehensive loss on our Consolidated Balance Sheet in the fiscal year ended December 31, 2013:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at January 1, 2013	($13,058)	$5,128	($7,930)
Net actuarial gain	17,566	(6,811)	10,755
Settlement gain	42	(17)	25
Amortization of:
Actuarial (gains)/losses	2,037	(790)	1,247
Prior service costs/(credits)	(1,555)	604	(951)

Balance at December 31, 2013	$5,032	($1,886)	$3,146

The reclassification of prior service costs or credits, actuarial gains or losses and settlement gain from Accumulated other comprehensive loss are included in the computation of net periodic pension benefit cost (income). Net periodic pension benefit cost (income) was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Consolidated Statements of Income in the fiscal year ended December 31, 2013.

The following table sets forth the components of net periodic pension benefit (income) in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Interest cost	$1,756	$2,062	$2,405
Expected return on assets	(4,344)	(4,231)	(4,756)
Recognized net actuarial loss	2,037	2,718	1,803
Amortization of prior service (credit) cost	(1,555)	(1,555)	(1,555)
Settlement loss	42	792	1,204

Total net periodic pension benefit (income)	($2,064)	($214)	($899)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit income.

The following table sets forth the amounts related to changes in plan assets and projected benefit obligations that were recognized in other comprehensive (income) loss in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Net actuarial (gain) loss	($17,566)	($621)	$9,504
Amortization of net actuarial loss	(2,037)	(2,718)	(1,803)
Prior service cost (credit)	0	0	0
Amortization of prior service cost (credit)	1,555	1,555	1,555
Settlement	(42)	(792)	(1,204)

Other comprehensive (income) loss	($18,090)	($2,576)	$8,052

Total recognized in net periodic pension benefit (income) and other comprehensive (income) loss	($20,154)	($2,790)	$7,153

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans. The estimated net actuarial loss that is expected to be amortized from accumulated other comprehensive income and recognized in net periodic pension benefit cost for the year ended December 31, 2014 is $0 and the estimated prior service credit that is expected to be amortized from accumulated other comprehensive income and recognized in net periodic pension benefit cost for the year ended December 31, 2014 is $1,555.

The weighted-average assumptions used to determine net periodic pension benefit cost in the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Discount rate	3.25%	4.00%	5.00%
Expected long-term return on plan assets	7.00%	7.50%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2014	$3,576
Fiscal 2015	$3,464
Fiscal 2016	$4,315
Fiscal 2017	$4,896
Fiscal 2018	$3,538
Fiscal 2019 – 2023	$16,838

We invest plan assets based on a total return on investment approach, pursuant to which the plan assets include a diversified blend of equity and fixed income investments toward a goal of maximizing the long-term rate of return without assuming an unreasonable level of investment risk. We determine the level of risk based on an analysis of plan liabilities, the extent to which the value of the plan assets satisfies the plan liabilities and our financial condition. Our investment policy includes target allocations ranging from 30% to 70% for equity investments, 20% to 60% for fixed income investments and 0% to 50% for cash equivalents. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The equity portion of the plan assets represents growth and value stocks of small, medium and large companies. We measure and monitor the investment risk of the plan assets both on a quarterly basis and annually when we assess plan liabilities.

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

In 2013 and 2012, we made no contributions to the ESI Excess Pension Plan or the ESI Pension Plan. We do not expect to make any contributions to either the ESI Pension Plan or the ESI Excess Pension Plan in 2014.

Retirement Savings Plan. Our ESI 401(k) Plan, a defined contribution plan, covers substantially all of our employees. All of our contributions under the ESI 401(k) Plan are in the form of cash to plan investment options directed by the participant.

On July 1, 2013, we changed the rate at which we made contributions to the ESI 401(k) Plan on behalf of our employees. Prior to July 1, 2013, we contributed 100% of the first 1% and 50% of the next 4% of an employee’s salary that the employee contributed to his or her ESI 401(k) Plan account. Beginning July 1, 2013, we contribute 50% of the first 6% of an employee’s salary that the employee contributes to his or her ESI 401(k) Plan account.

Our ESI Excess Savings Plan, a nonqualified, unfunded deferred compensation plan, covers a select group of our management. The plan provided for salary deferral of contributions that the participants were unable to make under the ESI 401(k) Plan and our contributions that could not be paid under the ESI 401(k) Plan due to federal statutory limits on the amount that an employee could contribute under a defined contribution plan. Effective for plan years beginning on and after January 1, 2008, we froze the ESI Excess Savings Plan, such that employees may no longer make salary deferrals and we will no longer make contributions under the ESI Excess Savings Plan. Amounts previously credited to an employee under the ESI Excess Savings Plan will, however, continue to accrue interest in accordance with the terms of the ESI Excess Savings Plan, until those amounts are distributed pursuant to the plan’s terms.

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were:

•	$3,454 in the year ended December 31, 2013;

•	$4,597 in the year ended December 31, 2012; and

•	$5,308 in the year ended December 31, 2011.

16.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2013, the total face amount of those surety bonds was approximately $19,300. As of December 31, 2013, we also had issued approximately $2,246 of letters of credit to our workers’ compensation insurers.

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

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2013	2012
PEAKS Guarantee (1)	$0	$47,500
2009 RSA	116,923	28,232
2007 RSA(2)	0	46,000
Other	8,957	5,246

Total	$125,880	$126,978

Other current liabilities	$25,893	$85,655
Other liabilities	99,987	41,323

Total	$125,880	$126,978

(1)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013. See Note 10 – Variable Interest Entities, for a further discussion of the Consolidation.
(2)	As defined below

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12- month period following the dates indicated. As of December 31, 2013, Other current liabilities included $9,091 that we claimed as an offset against amounts owed to us under the Revolving Note. See “ – Guarantees,” for a further discussion of the amounts we claimed as offsets under the Revolving Note. The amounts included in Other liabilities primarily related to our estimated contingent liabilities for the 2009 RSA as of December 31, 2013 and the PEAKS Guarantee and 2009 RSA as of December 31, 2012, and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed 10 years.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Year Ended December 31,
	2013	2012
Balance as of January 1	$126,978	$36,028
Increases (decreases) from:
Additional accruals:
PEAKS Guarantee (1)	0	55,935
2009 RSA (2)	90,964	23,340
2007 RSA	0	21,750
Other	4,038	117
Payments, net of recoveries of $103 and $234 (3)	(2,600)	(1,756)
Payments under PEAKS Guarantee, net of estimated recoveries of $1,408 and $6,668	(1,005)	(5,674)
Payments on Behalf of Borrowers	(11,499)	(2,762)
Settlement payment – 2007 RSA	(46,000)	0
Elimination of intercompany transactions (4)	11,118	0
Elimination of PEAKS Guarantee accrual (5)	(46,114)	0

Balance as of December 31	$125,880	$126,978

(1)	Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment by the PEAKS Trust of the amount of payments we made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds remain in the PEAKS Trust after the PEAKS Senior Debt and all fees and expenses of the PEAKS Trust have been paid in full. The PEAKS Senior Debt matures in January 2020 and, therefore, we do not expect to begin receiving any repayment of amounts that we previously paid under the PEAKS Guarantee until February 2020. The accrual related to the PEAKS Guarantee as of December 31, 2012 was recorded net of estimated recoveries, taking into consideration the present value of the estimated recoveries.
(2)	This amount represents a change in our accounting estimate for the amount of our guarantee obligations under the 2009 RSA. We revised our estimate for the 2009 RSA based on an enhanced default rate methodology and more recent performance data that we obtained in the three months ended December 31, 2013. The primary enhancements and performance data included: (i) an adjustment to the default estimates for student borrowers, as a result of recently obtained actual default data for similarly-situated student borrowers; (ii) an adjustment to the default rate expectations, due to declines in repayment performance; (iii) our ability to make Discharge Payments; and (iv) a lower expectation for collections on defaulted loans as a result of the performance to date of collections.
(3)	Includes payments, net of recoveries, under the 2009 RSA.
(4)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we have eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the Consolidation. See Note 10 – Variable Interest Entities, for a further discussion of the Consolidation.
(5)	As a result of the Consolidation, we have eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

We had guaranteed the repayment of private education loans made by a lender to our students in 2007 and early 2008 (the “2007 RSA”) that the lender charged off above a certain percentage of the total dollar volume of private education loans made under the 2007 RSA. In January 2013, we paid $46,000 in a settlement to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA, which amount is included in the Settlement payment – 2007 RSA line item in the year ended December 31, 2013 in the table above. The liability for this settlement was included in Other current liabilities on our Consolidated Balance Sheet as of December 31, 2012.

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

In connection with the change in accounting estimate of the contingent liability related to our guarantee obligations under the 2009 RSA, we also consider the payment options available to us under the 2009 Loan Program, including our ability to make Discharge Payments under the 2009 RSA. To the extent that we project that we will have sufficient funds available to make Discharge Payments under the 2009 RSA, we incorporate an assumption that we will make Discharge Payments into our estimate of the amount of payments that we expect to make when determining the contingent liability. Making Discharge Payments results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA and, therefore, results in an estimated contingent liability amount that is less than if we had assumed that we would make Regular Payments in future periods.

In connection with estimating our recorded liability for claims and contingencies as of December 31, 2013 and 2012, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. In order to estimate the possible range of losses under the PEAKS Guarantee (for the year ended December 31, 2012 only) and 2009 RSA (collectively, the “RSAs”), we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program and PEAKS Program over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years from the date of disbursement. Therefore, our estimate of the possible range of losses under the RSAs was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

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

We consulted with third-party consumer credit consulting firms in arriving at our assumptions and estimates. The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the 2009 RSA. With respect to our guarantee obligations under the 2009 RSA, we believe that it is reasonably possible that we may incur losses in an estimated range of $11,000 less than to $28,000 greater than the liability recorded as of December 31, 2013 for those contingencies. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). On April 17, 2013, a second complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “MLAF Litigation”). On July 25, 2013, the court consolidated the Koetsch Litigation and the MLAF Litigation under the caption: In re ITT Educational Services, Inc. Securities Litigation (the “Securities Litigation”) and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the Securities Litigation. The second amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

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

On February 26, 2014, the CFPB filed a complaint against us in the United States District Court for the Southern District of Indiana under the following caption: Consumer Financial Protection Bureau v. ITT Educational Services, Inc. (the “CFPB Litigation”). The complaint alleges, among other things, that we violated:

•	Section 1036(a)(1) of the Consumer Financial Protection Act of 2010 (the “CFPA”), 12 U.S.C. §5536(a)(1), which prohibits unfair, deceptive and abusive acts and practices, from July 21, 2011 through December 2011, by:

•	subjecting consumers to undue influence or coercing them into taking out private education loans through a variety of unfair acts and practices designed to interfere with the consumers’ ability to make informed, uncoerced choices;

•	taking unreasonable advantage of consumers’ inability to protect their interest in selecting or using the private education loans; and

•	taking unreasonable advantage of consumers’ reasonable reliance on us to act in the consumers’ interests; and

•	the Truth in Lending Act, 15 U.S.C. §§ 1601 et seq., and Regulation Z thereunder, 12 C.F.R. Part 1026, which require certain disclosures to be made in writing to consumers in connection with the extension of consumer credit, since March 2009 by failing to disclose a discount that constituted a finance charge.

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

Lease Commitments. We lease our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and we expect that:

•	most of those leases will be renewed or replaced by other leases in the normal course of business;

•	we may purchase the facilities represented by those leases; or

•	we may purchase or build other replacement facilities.

There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period.

Rent expense under our operating leases was:

•	$53,212 in the year ended December 31, 2013;

•	$50,817 in the year ended December 31, 2012; and

•	$47,833 in the year ended December 31, 2011.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 are as follows:

2014	$44,714
2015	38,582
2016	27,939
2017	19,084
2018	13,282
2019 and thereafter	12,446

$156,047

Future minimum rental payments related to equipment leases are not significant.

Guarantees. We entered into the PEAKS Guarantee in connection with the PEAKS Program and the 2009 RSA in connection with the 2009 Loan Program. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required Asset/Liability Ratio. The PEAKS Guarantee contains, among other things, representations and warranties and events of default that we believe are customary for guarantees of this type. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt, if the law is changed to reduce the maximum allowable percentage of our annual revenue derived from Title IV Program funds from 90% to 75% or less. At this time, we believe that the likelihood of such a change in the law is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments we made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds are remaining in the PEAKS Trust. As of December 31, 2012, the amount of payments that we had previously made under the PEAKS Guarantee and that we expected to recover was $12,342. We recorded this amount, net of an accrued discount of $5,674, in Other assets on our Consolidated Balance Sheet as if December 31, 2012.

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 10 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheet as of December 31, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the 2009 RSA. In addition, in the three months ended December 31, 2013, we made Discharge Payments to the 2009 Entity. We may continue to make Discharge Payments in future periods, if we believe that doing so would be economically beneficial to us. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the 2009 RSA. See Note 10 – Variable Interest Entities, for a further discussion of Discharge Payments.

We are not able to estimate the undiscounted maximum potential amount of future payments that we could be required to make under the 2009 RSA, because those payments will be affected by:

•	the timing of future defaults;

•	the use, timing and length of forbearances granted to borrowers;

•	of the use, timing and length of deferral periods;

•	changes in the interest rate on the loans made under the 2009 Loan Program, since those loans are based on the prime rate plus a margin; and

•	the fact that those loans will consist of a large number of loans of individually immaterial amounts.

We believe that it is probable that we will make additional payments under the 2009 RSA. The following table sets forth the estimated amount of Regular Payments and Discharge Payments that we expect to pay and the estimated amount of recoveries from charged-off loans that we expect to be paid to us by the 2009 Entity in the periods indicated:

Year	Estimated Regular Payments	Estimated Discharge Payments	Estimated Total Payments	Estimated Recoveries
2014	$9,009	$0	$9,009	$(1,011)
2015	14,251	0	14,251	(1,200)
2016	16,060	0	16,060	(1,200)
2017	16,333	0	16,333	(1,200)
2018 and later	0	75,194	75,194	(300)

	$55,653	$75,194	$130,847	$(4,911)

We believe that the vast majority of the $75,194 of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the 2009 RSA assume, among other factors, that we do not make any Discharge Payments until 2018 and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $97,400 of Regular Payments in 2018 through 2027. Of this amount, approximately $15,100 to $16,400 would be paid annually in each of 2018 through 2022, and approximately $16,600, in the aggregate, would be paid in 2023 through 2027.

The amounts of the estimated Regular Payments and the estimated recoveries were discounted at a risk-free rate of interest in determining our contingent liability for the 2009 RSA. The total amount of the discount as of December 31, 2013 was approximately $9,015.

The estimated future payment amounts, the estimated timing of those payments and the estimated amount of recoveries with respect to the RSAs discussed above and elsewhere in this Annual Report on Form 10-K are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. The assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the 2009 Loan Program or PEAKS Program, as applicable;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans and, with respect to the PEAKS Program, the PEAKS Senior Debt;

•	the amounts and timing of collections in the future on those private education loans that have been charged off;

•	the fees and expenses associated with servicing those private education loans; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of December 31, 2013 and December 31, 2012, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were not in compliance with those covenants as of December 31, 2013.

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

The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

	January 1, 2013 Through February 28, 2013(1)(2)	March 1, 2013 Through December 31, 2013(1)(2)	Total Year Ended December 31, 2013	Year Ended December 31, 2012
Type of Payment (Receipt)
Guarantee:
PEAKS Program	$854	$1,559	$2,413	$12,342
2009 RSA Regular Payments	0	0	1,791	1,990
2009 RSA Discharge Payments	0	0	912	0
Payments on Behalf of Borrowers	532	10,967	11,499	2,762
2009 RSA-Recoveries from Charged-Off Loans	0	0	(103)	(234)

Total	$1,386	$12,526	$16,512	$16,860

(1)	We have provided separate columns showing the payment amounts prior to and after the Consolidation, because all transactions with the PEAKS Trust were eliminated from our consolidated financial statements after the Consolidation. Cash payments were, however, made by us throughout the periods indicated, including the periods after the Consolidation.
(2)	The 2009 RSA payments are made to, and recoveries are received from, the 2009 Entity. The 2009 Entity was not consolidated in our consolidated financial statements and, therefore, separate disclosure of amounts paid or received before and after the February 28, 2013 date of Consolidation is not applicable.

In the fiscal year ended December 31, 2013, we also offset $9,091 owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in that amount. Approximately $6,786 of the amount that we claimed as an offset against the Revolving Note in the fiscal year ended December 31, 2013 represented Discharge Payments. We recorded all of the amounts claimed as offsets in Other current liabilities on our Consolidated Balance Sheet as of December 31, 2013. In the year ended December 31, 2013, the 2009 Entity did not remit to us $574 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Consolidated Balance Sheet as of December 31, 2013.

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

We consulted with third-party consumer credit consulting firms in arriving at our assumptions. The assumptions have changed, and may continue to change, significantly over time as actual results become known. Our recorded liability for our guarantee obligations under the 2009 RSA (and, prior to February 28, 2013, the PEAKS Guarantee) was included in Other current liabilities and Other liabilities on our Consolidated Balance Sheets.

17.	Risks and Uncertainties

Many of the amounts of assets, liabilities, revenues and expenses reported in our consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results, including, but not limited to, the following:

•	The Consolidation of the PEAKS Trust and other factors, among other things:

•	have resulted in violations by us of covenants under the Amended Credit Agreement. We have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and
•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 13 – Debt and Note 16 – Commitments and Contingencies for additional information.

•	We believe that we will be required to consolidate the 2009 Entity into our consolidated financial statements in the foreseeable future, which could impact our compliance with:

•	covenants under the Amended Credit Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 10 – Variable Interest Entities for additional information.

•	Our institutions’ failure to submit their audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We have arranged for the letter of credit and have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of receipt of student financial aid funds. See Note 13 – Debt for additional information.

•

We are required to submit the ED Letter of Credit on or before November 4, 2014. The term of the letter of credit is for a period that ends on November 4, 2019. With respect to any letter of credit issued under the Amended Credit Agreement, we are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. Based on the required amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89,300. Such collateral may be provided from available funds. See Note 13 – Debt for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements and employee-related matters, among others. With regard to these matters, we cannot provide an estimate of the possible losses, or range of possible losses, in excess of the amounts, if any, accrued. See the subsections entitled “Litigation” and “Government Investigations” in Note 16 - Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	The significant guarantee obligations that we have under the PEAKS Guarantee and 2009 RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $163,966 in 2014 and approximately $9,165 in 2015. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the 2009 Loan Program, we believe that we will make payments under the 2009 RSA of approximately $9,009 in 2014 and $14,251 in 2015. See Note 13 – Debt and Note 16 – Commitments and Contingencies for a further discussion of the RSAs, estimated payment amounts and contingent liabilities.

•	As of December 31, 2013, the outstanding borrowings under the Amended Credit Agreement totaled $50,000 and were classified as a current liability, because we believe it is probable that we will not be in compliance with certain covenants under the Amended Credit Agreement during the 12 months following December 31, 2013. If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and to obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated; and

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable.

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

•	We incurred a net loss in the year December 31, 2013 and we had negative working capital as of December 31, 2013, primarily due to the impact of the Consolidation and the loss that we recorded related to our guarantee obligations under the 2009 RSA.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our RSA payments, letters of credit cash collateralization, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs, provide cash collateral for letters of credit, construct facilities or repay loans will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. Accordingly, our consolidated financial statements contained in this Annual Report on Form 10-K were prepared on the basis that we will continue to operate as a going concern. However, there can be no assurance that the ultimate outcome of these events individually or in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2013

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2013	$15,663	$67,640	($74,129)	$9,174
Year Ended December 31, 2012	$9,175	$56,818	($50,330)	$15,663
Year Ended December 31, 2011	$7,526	$35,655	($34,006)	$9,175

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY FINANCIAL RESULTS

FOR 2013 AND 2012

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31 (3)	Year
2013 (1)
Revenue	$285,062	$260,459	$259,617	$267,173	$1,072,311
Cost of educational services	124,176	123,541	120,204	118,432	486,353
Student services and administrative expenses	101,721	98,335	96,182	101,303	397,541
Legal and other investigation costs	1,500	213	2,089	3,121	6,923
Loss related to loan program guarantees	3,803	0	4,826	82,335	90,964
Provision for PEAKS Trust student loan losses	0	4,319	16,382	8,648	29,349

Operating income (loss)	53,862	34,051	19,934	(46,666)	61,181
(Loss) on consolidation of PEAKS Trust	(73,248)	0	0	0	(73,248)
Interest income	34	25	16	33	108
Interest (expense)	(3,574)	(7,369)	(7,190)	(7,144)	(25,277)

Income (loss) before provision for income taxes	(22,926)	26,707	12,760	(53,777)	(37,236)
Provision (benefit) for income taxes	(5,655)	6,503	3,336	(14,396)	(10,212)

Net income (loss)	$(17,271)	$20,204	$9,424	$(39,381)	$(27,024)

Earnings (loss) per share:
Basic	($0.74)	$0.86	$0.40	($1.68)	($1.15)
Diluted	($0.74)	$0.86	$0.40	($1.68)	($1.15)
2012 (2)
Revenue	$339,209	$328,061	$313,791	$305,572	$1,286,633
Cost of educational services	134,941	140,067	133,948	129,394	538,350
Student services and administrative expenses	101,319	105,895	104,647	88,995	400,856
Asset impairment	0	0	0	15,166	15,166
Legal and other investigation costs	0	873	0	0	873
Loss related to loan program guarantees	3,054	3,906	5,095	88,970	101,025

Operating income (loss)	99,895	77,320	70,101	(16,953)	230,363
Interest income	681	502	125	40	1,348
Interest (expense)	(547)	(1,254)	(1,021)	(901)	(3,723)

Income (loss) before provision for income taxes	100,029	76,568	69,205	(17,814)	227,988
Provision (benefit) for income taxes	39,384	30,627	26,747	(7,740)	89,018

Net income (loss)	$60,645	$45,941	$42,458	($10,074)	$138,970

Earnings (loss) per share:
Basic	$2.39	$1.96	$1.82	($0.44)	$5.82
Diluted	$2.37	$1.95	$1.81	($0.44)	$5.79

(1)	The amounts shown for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 are the restated amounts, as reported in the amended Quarterly Reports on Form 10-Q (i.e., Form 10Q/As) for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, as filed with the SEC.
(2)	The amounts shown for the fiscal quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 are the revised amounts, as reported in the amended Quarterly Reports on Form 10-Q (i.e., Form 10Q/As) for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, as filed with the SEC.
(3)	We revised our Consolidated Statement of Income for the three months ended December 31, 2012 to reflect immaterial corrections for: (i) the recognition of revenue with respect to students who withdrew from a program of study, which reduced revenue by $5,471 and student services and administrative expenses by $5,571; (ii) losses related to the 2009 RSA, which increased both revenue and loss related to loan program guarantees by $10,200; and (iii) a contingent loss related to the 2009 RSA, which increased loss related to loan program guarantees by $1,084.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

	By:	/s/ Kevin M. Modany
Dated: October 15, 2014		Kevin M. Modany
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Modany Kevin M. Modany	Chief Executive Officer (Principal Executive Officer)	October 15, 2014

/s/ Daniel M. Fitzpatrick Daniel M. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 15, 2014

/s/ John F. Cozzi John F. Cozzi	Director	October 15, 2014

/s/ John E. Dean John E. Dean	Executive Chairman and Director	October 15, 2014

/s/ James D. Fowler, Jr. James D. Fowler, Jr.	Director	October 15, 2014

/s/ Joanna T. Lau Joanna T. Lau	Director	October 15, 2014

/s/ Thomas I. Morgan Thomas I. Morgan	Director	October 15, 2014

/s/ Samuel L. Odle Samuel L. Odle	Director	October 15, 2014

/s/ Vin Weber Vin Weber	Director	October 15, 2014

/s/ John A. Yena John A. Yena	Director	October 15, 2014

INDEX TO EXHIBITS

		Incorporated by Reference From
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation, as Amended to Date	10-Q*	3.1	7/29/05

3.2	Restated By-Laws, as Amended to Date	8-K*	3.2	7/22/11

10.1**	1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.8	8/8/97

10.2**	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.38	7/17/03

10.3**	Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.58	10/26/06

10.4**	1999 Outside Directors Stock Option Plan	S-8***	4.3	8/10/99

10.5**	First Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.37	7/17/03

10.6**	Second Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.42	4/27/04

10.7**	Third Amendment to the 1999 Outside Directors Stock Option Plan	8-K*	10.47	1/28/05

10.8**	2006 ITT Educational Services, Inc. Equity Compensation Plan	8-K*	10.55	5/10/06

10.9**	First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.57	10/26/06

10.10**	Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.61	7/26/07

10.11**	Third Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.32	2/18/11

10.12**	Fourth Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.12	2/24/12

10.13**	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.1	5/7/13

10.14**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to November 24, 2010)	10-Q*	10.53	5/1/06

		Incorporated by Reference From
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10.15**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use November 24, 2010 – January 23, 2012)	10-K*	10.35	2/18/11

10.16**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.15	2/24/12

10.17**	Form of Nonqualified Stock Option Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.2	5/7/13

10.18**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to January 17, 2011)	10-Q*	10.59	7/26/07

10.19**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use January 17, 2011 – January 23, 2012)	10-K*	10.33	2/18/11

10.20**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.18	2/24/12

10.21**	Form of Restricted Stock Unit Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.3	5/7/13

10.22**	Form of Amendment to Certain Restricted Stock Unit Award Agreements				X

10.23**	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after November 24, 2010)	10-K*	10.34	2/18/11

10.24**	Form of Restricted Stock Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.4	5/7/13

		Incorporated by Reference From
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10.25**	Restated ESI 401(k) Plan	10-K*	10.20	2/24/12

10.26**	First Amendment of ESI 401(k) Plan	10-Q*	10.1	7/26/13

10.27**	Second Amendment of ESI 401(k) Plan				X

10.28**	ESI Excess Savings Plan – 2008 Restatement	10-K*	10.15	2/21/08

10.29**	Restated ESI Pension Plan	10-K*	10.22	2/24/12

10.30**	First Amendment of ESI Pension Plan	10-Q*	10.1	7/27/12

10.31**	ESI Excess Pension Plan – 2008 Restatement	10-K*	10.19	2/21/08

10.32**	First Amendment to ESI Excess Pension Plan – 2008 Restatement	10-Q*	10.23	7/24/08

10.33**	ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement	10-K*	10.22	2/21/08

10.34**	ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement	10-K*	10.21	2/21/08

10.35**	ITT Educational Services, Inc. Senior Executive Severance Plan	10-Q*	10.26	10/25/07

10.36**	First Amendment to the ITT Educational Services, Inc. Senior Executive Severance Plan	10-K*	10.28	2/24/12

10.37**	Summary of Certain Director and Executive Compensation				X

10.38	Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-Q*	10.11	7/27/98

10.39	First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-K*	10.18	2/19/99

10.40	Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)	10-Q*	10.24	10/31/00

10.41	Credit Agreement, dated as of March 21, 2012, among ITT Educational Services, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., as syndication agent and Wells Fargo, N.A., as documentation agent	8-K*	10.1	3/27/12

		Incorporated by Reference From
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10.42	First Amendment to Credit Agreement, dated as of March 31, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	4/4/14

10.43	Second Amendment to Credit Agreement, dated as of May 29, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	6/4/14

10.44	Third Amendment to Credit Agreement, Consent and Waiver, dated as of June 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	7/2/14

10.45	Fourth Amendment to Credit Agreement, Consent and Waiver, dated as of July 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	8/1/14

10.46	Fifth Amendment to Credit Agreement and Consent, dated as of September 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	9/19/14

10.47	Guarantee Agreement, dated as of January 20, 2010, between ITT Educational Services, Inc. and Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent				X

10.48	Amended and Restated Indenture and Credit Agreement, dated as of December 31, 2010, by and among PEAKS Trust 2009-1, Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent and Deutsche Bank National Trust Company, as lender trustee				X

Incorporated by Reference From
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10.49	Subordinated Note Purchase Agreement, dated as of January 20, 2010, between ITT Educational Services, Inc. and PEAKS Trust 2009-1				X

10.50	Agreement for Servicing Private Student Loans, dated as of December 10, 2011, by and among PEAKS Trust 2009-1, Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, ITT Educational Services, Inc. and First Associates Loan Servicing, LLC				X

10.51	Purchase Obligation Agreement, dated as of January 20, 2010, by and among ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the senior creditors signatory thereto				X

10.52	Letter Agreement, dated as of March 17, 2014, between ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the holders of the senior debt signatory thereto	8-K*	10.1	3/21/14

10.53	Risk Sharing Agreement, dated as of February 20, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto				X

10.54	Financing Program Agreement, dated as of February 20, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto				X

Incorporated by Reference From
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10.55	Loan and Security Agreement, dated as of May 18, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto				X

10.56	Agreement for Servicing Private Student Loans, dated as of May 18, 2012, by and between First Associates Loan Servicing, LLC and Student CU Connect CUSO, LLC				X

10.57**	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.1	8/5/14

10.58**	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and John E. Dean	8-K*	10.2	8/5/14

21	Subsidiaries				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934				X

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934				X

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350				X

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350				X

101	The following materials from ITT Educational Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedule II				X

*	SEC File No. 001-13144
**	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
***	Registration No. 333-84871