Form 10-K/A
period 2013-12-31
ITT EDUCATIONAL SERVICES INC
filed 2014-10-20
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (Form 10-K/A) (the “Amended Filing”) is being filed solely for the purpose of modifying two paragraphs contained in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in ITT Educational Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the U.S. Securities and Exchange Commission on October 16, 2014 (the “Original Filing”). The two paragraphs that are being modified are the seventh and the tenth paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Capital Resources.”

This Amended Filing does not modify or update any other disclosures set forth in the Original Filing and does not otherwise reflect events occurring after the date of the Original Filing.

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

Inclusive of the $40.0 million payment, we made guarantee and other payments of $100.8 million, offset $0.2 million against that amount and are due recoveries of $0.5 million related to the RSAs in the nine months ended September 30, 2014. We estimate that we could make guarantee payments related to the RSAs in the three months ended December 31, 2014 of approximately $72.2 million, which includes the $50.0 million payment we made on October 9, 2014. We believe that recoveries of charged-off loans that we expect to offset against those required payments in the three months ended December 31, 2014 could be approximately $0.3 million. See “— Private Education Loan Program Obligations” and Note 13 - Debt and Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the RSAs and contingent liabilities.

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

We made guarantee payments of $4.6 million, offset $0.2 million against that amount and are due recoveries of $0.5 million related to the 2009 RSA in the nine months ended September 30, 2014, and estimate that we could make guarantee payments of $4.4 million and offset $0.3 million against those payments under the 2009 RSA in the three months ended December 31, 2014. See “— Private Education Loan Program Obligations,” for a further discussion of the projected guarantee payments under the 2009 RSA for periods after 2014.

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

ITT Educational Services, Inc.

	By:	/s/ Kevin M. Modany
Dated: October 20, 2014		Kevin M. Modany
Chief Executive Officer

S -1

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

S-2