Form 10-Q
period 2014-03-31
ITT EDUCATIONAL SERVICES INC
filed 2014-11-14
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

23,448,168

Number of shares of Common Stock, $.01 par value, outstanding at October 31, 2014

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2014

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of March 31, 2014 and 2013 (unaudited) and December 31, 2013	2

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2014 and 2013	3

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2014 and 2013	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013	5

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013 (unaudited) and the year ended December 31, 2013	6

Notes to Condensed Consolidated Financial Statements	7

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,035	$215,771	$206,638
Restricted cash	4,293	5,636	6,693
Accounts receivable, net	77,384	99,530	106,308
PEAKS Trust student loans, less allowance for loan losses of $0, $0 and $0	7,713	7,730	7,282
Deferred income taxes	69,708	77,549	71,301
Prepaid expenses and other current assets	34,686	28,400	19,189

Total current assets	398,819	434,616	417,411

Property and equipment, net	164,072	168,509	184,123
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $29,349, $29,349 and $0	75,619	76,479	105,007
Deferred income taxes	75,607	68,324	45,024
Other assets	64,314	58,923	31,721

Total assets	$778,431	$806,851	$783,286

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$50,000	$0
Current portion of PEAKS Trust senior debt	130,692	157,883	103,356
Accounts payable	67,336	58,021	63,713
Accrued compensation and benefits	16,075	18,107	15,425
Other current liabilities	52,415	42,136	52,185
Deferred revenue	141,549	147,630	120,628

Total current liabilities	458,067	473,777	355,307

Long-term debt	0	0	150,000
PEAKS Trust senior debt, excluding current portion	58,782	71,341	123,660
Other liabilities	142,476	146,087	45,634

Total liabilities	659,325	691,205	674,601

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	197,954	200,040	194,629
Retained earnings	944,039	940,449	950,202
Accumulated other comprehensive income (loss)	2,908	3,146	(7,835)
Treasury stock, 13,665,572, 13,698,716 and 13,706,781 shares, at cost	(1,026,166)	(1,028,360)	(1,028,682)

Total shareholders’ equity	119,106	115,646	108,685

Total liabilities and shareholders’ equity	$778,431	$806,851	$783,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$237,923	$285,062
Costs and expenses:
Cost of educational services	120,115	124,176
Student services and administrative expenses	99,238	101,721
Legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	1,500
Loss related to loan program guarantees	0	3,803

Total costs and expenses	224,900	231,200

Operating income	13,023	53,862
(Loss) on consolidation of PEAKS Trust	0	(73,248)
Interest income	19	34
Interest (expense)	(6,901)	(3,574)

Income (loss) before provision for income taxes	6,141	(22,926)
Provision (benefit) for income taxes	2,519	(5,655)

Net income (loss)	$3,622	$(17,271)

Earnings (loss) per share:
Basic	$0.15	$(0.74)
Diluted	$0.15	$(0.74)

Weighted average shares outstanding:
Basic	23,447	23,397
Diluted	23,844	23,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$3,622	$(17,271)
Other comprehensive income (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0 and $211	0	333
Prior service cost (credit) amortization, net of income tax of $151 and $151	(238)	(238)

Other comprehensive income (loss), net of tax	(238)	95

Comprehensive income (loss)	$3,384	$(17,176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,622	$(17,271)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,462	7,292
Provision for doubtful accounts	16,615	15,305
Deferred income taxes	(416)	(15,384)
Stock-based compensation expense	2,551	3,093
Settlement cost	0	(46,000)
Accretion of discount on PEAKS Trust student loans	(3,133)	(1,360)
Accretion of discount on PEAKS Trust senior debt	1,541	652
Loss on consolidation of PEAKS Trust	0	73,248
Other	(180)	295
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	1,343	(1,512)
Accounts receivable	6,302	(42,685)
PEAKS Trust student loans	4,010	1,187
Accounts payable	9,315	409
Other operating assets and liabilities	(3,885)	(5,912)
Deferred revenue	(7,229)	(15,272)

Net cash flows from operating activities	36,918	(43,915)

Cash flows from investing activities:
Facility expenditures	(12)	(100)
Capital expenditures, net	(1,498)	(1,418)
Acquisition of company	(4,449)	0
Proceeds from repayment of notes	96	215
Note advances	0	(1,241)

Net cash flows from investing activities	(5,863)	(2,544)

Cash flows from financing activities:
Proceeds from revolving borrowings	0	10,000
Repayment of PEAKS Trust senior debt	(41,070)	0
Repurchase of common stock and shares tendered for taxes	(721)	(368)

Net cash flows from financing activities	(41,791)	9,632

Net change in cash and cash equivalents	(10,736)	(36,827)
Cash and cash equivalents at beginning of period	215,771	243,465

Cash and cash equivalents at end of period	$205,035	$206,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2012	37,069	$371	$197,113	$967,473	$(7,930)	(13,744)	$(1,031,262)	$125,765
For the three months ended March 31, 2013 (unaudited):
Net (loss)				(17,271)				(17,271)
Other comprehensive income, net of income tax					95			95
Equity award vesting and exercises			(2,948)			59	2,948	0
Tax benefit from equity awards			(2,629)					(2,629)
Stock-based compensation			3,093					3,093
Shares tendered for taxes						(22)	(368)	(368)

Balance as of March 31, 2013	37,069	371	194,629	950,202	(7,835)	(13,707)	(1,028,682)	108,685

For the nine months ended December 31, 2013 (unaudited):
Net (loss)				(9,753)				(9,753)
Other comprehensive income, net of income tax					10,981			10,981
Equity award vesting and exercises			(349)			9	349	0
Tax benefit from equity awards			(2,785)					(2,785)
Stock-based compensation			8,545					8,545
Shares tendered for taxes						(1)	(27)	(27)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646

For the three months ended March 31, 2014 (unaudited):
Net income				3,622				3,622
Other comprehensive (loss), net of income tax					(238)			(238)
Equity award vesting and exercises			(2,845)			51	2,845	0
Tax benefit from equity awards			(1,792)					(1,792)
Stock-based compensation			2,551					2,551
Shares tendered for taxes						(19)	(721)	(721)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of March 31, 2014	37,069	$371	$197,954	$944,039	$2,908	(13,666)	$(1,026,166)	$119,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2014, we were offering:

•	master, bachelor and associate degree programs to approximately 57,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

In addition, we offered one or more of our online degree programs to students who are located in all 50 states. As of March 31, 2014, we had 149 college locations (including 147 campuses and two learning sites) in 39 states and four training facilities. As of September 30, 2014, we had eliminated all four training facilities by transferring the activities conducted at those training facilities to our college locations. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 3 – Acquisition, for additional discussion of the acquisition of the Ascolta business. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc., its wholly-owned subsidiaries and, beginning on February 28, 2013, the PEAKS Trust, a variable interest entity (“VIE”) in which ITT Educational Services, Inc. is the primary beneficiary, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. All significant intercompany balances and transactions are eliminated upon consolidation.

The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. Arrangements where we have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we are required to consolidate the other party in our condensed consolidated financial statements. See Note 6 – Variable Interest Entities, for a further discussion of the VIEs in which we held a variable interest and the consolidation of the PEAKS Trust in our condensed consolidated financial statements beginning February 28, 2013.

In the opinion of our management, the financial statements contain all adjustments necessary to fairly state our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2013.

2.	New Accounting Guidance

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, which is included in the Codification under ASC 205, “Presentation of Financial Statements” (“ASC 205”). This guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective for our interim and annual reporting periods beginning January 1, 2017. We have not completed our evaluation of the impact that this guidance may have on our consolidated financial statements.

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

On January 31, 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. for approximately $5,186, of which $4,449 was paid in the three months ended March 31, 2014 and the remaining $737 was paid by October 31, 2014. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta and offered short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of the Ascolta business allowed us to expand our offerings in the short-term learning solutions market by integrating the Ascolta operations into the Center for Professional Development @ ITT Technical Institute (the “CPD”).

Our condensed consolidated financial statements include the results of the Ascolta business from the acquisition date. The revenue and expenses of the Ascolta business included in our Condensed Consolidated Statement of Income for the three months ended March 31, 2014 were not material. Our revenue, net income and earnings per share would not have been materially affected, if the revenue and expenses of the Ascolta business were presented for the three months ended March 31, 2014 and 2013 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not material.

We accounted for the acquisition of the Ascolta business in accordance with ASC 805, “Business Combinations” (“ASC 805”), which requires the use of the acquisition method of accounting for all business combinations. We considered the report of a third-party valuation firm in allocating the purchase price to identifiable net assets. The excess of the consideration paid over the estimated fair values of the identifiable net assets acquired was recognized as goodwill and is expected to be deductible for income tax purposes. The identifiable intangible assets acquired consist of customer relationships and non-compete agreements, which are being amortized over a weighted-average life of approximately five years. The estimated aggregate amortization expense in each of the next five succeeding fiscal years is not material.

The following table sets forth the estimated fair values allocated to the major classes of assets acquired and liabilities assumed in the Ascolta business acquisition as of the acquisition date:

	Assets Acquired	Liabilities Assumed
Accounts receivable and other current assets	$849
Furniture and equipment	370
Identifiable intangible assets	1,670
Goodwill	3,332
Other liabilities		$1,035

4.	Fair Value

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of March 31, 2014:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$204,967	$204,967	$0	$0
Restricted cash:
Money market fund	2,042	2,042	0	0
Other assets:
Money market fund	8,626	8,626	0	0

	$215,635	$215,635	$0	$0

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

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis in our Consolidated Balance Sheets as of March 31, 2014 or 2013.

As of March 31, 2014, the carrying value of the private education loans (“PEAKS Trust Student Loans”) owned by a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) was $83,332 and the fair value was approximately $101,949. As of March 31, 2013, each of the carrying value and estimated fair value of the PEAKS Trust Student Loans was approximately $112,289. The fair value of the PEAKS Trust Student Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Trust Student Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Condensed Consolidated Balance Sheet was approximately $2,500 as of March 31, 2014, $2,500 as of December 31, 2013 and $2,200 as of March 31, 2013. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our debt under our credit agreement was approximately $50,000 as of March 31, 2014, $50,000 as of December 31, 2013 and $150,000 as of March 31, 2013. The fair value of our debt under our credit agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our debt under our credit agreement. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

As of March 31, 2014, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $189,474 and the estimated fair value was approximately $199,316. As of March 31, 2013, the carrying value of the PEAKS Senior Debt was $227,016 and the estimated fair value was approximately $226,100. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

5.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense	$2,551	$3,093
Income tax (benefit)	$(982)	$(1,191)

We did not capitalize any stock-based compensation cost in the three months ended March 31, 2014 or 2013.

As of March 31, 2014, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $18,000, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.0 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2014
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,332,448	$81.77	$108,955
Granted	168,500	$27.94	4,708
Forfeited	(10,334)	$30.29	(313)
Exercised	0	$0	0
Expired	(180,239)	$66.13	(11,919)

Outstanding at end of period	1,310,375	$77.40	$101,431	2.7	$1,522

Exercisable at end of period	954,536	$95.21	$90,882	2.3	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on March 31, 2014 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2014	2013
Shares subject to stock options granted	168,500	0
Weighted average grant date fair value per share	$12.62	$0
Shares subject to stock options exercised	0	0
Intrinsic value of stock options exercised	$0	$0
Proceeds received from stock options exercised	$0	$0
Tax benefits realized from stock options exercised	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rates	1.32%	Not applicable
Expected lives (in years)	4.7	Not applicable
Volatility	55%	Not applicable
Dividend yield	None	Not applicable

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2014
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	737,844	$39.96
Granted	271,636	$27.97
Forfeited	(54,946)	$35.64
Vested	(51,303)	$71.02

Unvested at end of period	903,231	$34.85

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $1,924 in the three months ended March 31, 2014 and $1,003 in the three months ended March 31, 2013.

6.	Variable Interest Entities

Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

We hold variable interests in the PEAKS Trust as a result of:

•	a subordinated note issued to us by the PEAKS Trust in exchange for the portion of each private education loan disbursed to us under the PEAKS Program that we transferred to the PEAKS Trust (“Subordinated Note”); and

•	our guarantee of the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”).

We hold variable interests in an unaffiliated entity (the “2009 Entity”) as a result of:

•	a risk sharing agreement (the “2009 RSA”) that we entered into with the 2009 Entity on February 20, 2009 in connection with other agreements to create a program that made private education loans available to our students to help pay the students’ cost of education that financial aid from federal, state and other sources did not cover (the “2009 Loan Program”); and

•	a revolving note owed to us by the 2009 Entity (the “Revolving Note”).

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

Based on our analysis, we concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013. This was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust, because we could have exercised our right to terminate the servicing agreement that governs the servicing activities of the PEAKS Trust Student Loans (the “PEAKS Servicing Agreement”), due to the failure of the entity that performs those servicing activities for the PEAKS Trust Student Loans on behalf of the PEAKS Trust to meet certain performance criteria specified in the PEAKS Servicing Agreement. We have not, however, exercised our right to terminate the PEAKS Servicing Agreement. As a result of our primary beneficiary conclusion, we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 (the “Consolidation”). Prior to February 28, 2013, the PEAKS Trust was not required to be consolidated in our consolidated financial statements, because we concluded that we were not the primary beneficiary of the PEAKS Trust prior to that time. The PEAKS Trust is discussed in more detail below.

The PEAKS Trust is a tax-exempt entity and, therefore, is not included in our consolidated income tax returns. We do not recognize income tax expense or benefit for the PEAKS Trust in the provision for income taxes included in our Consolidated Statements of Income, even though the PEAKS Trust is included in our consolidated financial statements. As a result, our effective income tax rate as a percentage of income is affected.

Our consolidated financial statements for periods as of and after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 11 – Contingencies.

Based on our analysis, we also concluded that we were not the primary beneficiary of the 2009 Entity as of March 31, 2014, because we did not have the power to direct the servicing activities on the private education loans owned by the 2009 Entity. As a result, we are not required under ASC 810 to consolidate the 2009 Entity in our condensed consolidated financial statements as of and for the three months ended March 31, 2014. Our conclusion that we were not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements arising from our conclusion that we were not the primary beneficiary of the 2009 Entity. The 2009 Entity is discussed in more detail below.

We may become the primary beneficiary of the 2009 Entity, if the entity that performs the servicing activities for the 2009 Entity (the “2009 Loan Program Servicer”) fails to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the private education loans made under the 2009 Loan Program (the “2009 Servicing Agreement”). If the 2009 Loan Program Servicer fails to meet those performance criteria, we have the right to terminate the 2009 Servicing Agreement and, therefore, would be considered to have the power to direct the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity. If that occurs, we would be required to consolidate the 2009 Entity in our consolidated financial statements. As of March 31, 2014, we believed that the performance criteria specified in the 2009 Servicing Agreement were met and, therefore, we did not have the right to terminate the 2009 Servicing Agreement. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015.

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

The Subordinated Note issued by the PEAKS Trust to us does not bear interest and was recorded net of an unamortized discount based on an imputed interest rate of 9.0% prior to the Consolidation. The maturity date of the Subordinated Note is in March 2026. The carrying value of the Subordinated Note was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. In the three months ended December 31, 2012, we determined it was probable that we would not collect the carrying value of the Subordinated Note and, therefore, recorded an impairment charge for the total carrying value of the Subordinated Note.

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

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt. Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust.

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

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of March 31,
	2014	2013
Assets
Restricted cash	$1,640	$2,600
PEAKS Trust student loans, less allowance for loan losses of $0 and $0	7,713	7,282
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $29,349 and $0	75,619	105,007

Total assets	$84,972	$114,889

Liabilities
Current portion of PEAKS Trust senior debt	$130,692	$103,356
Other current liabilities	449	519
PEAKS Trust senior debt, excluding current portion	58,782	123,660

Total liabilities	$189,923	$227,535

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, that were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue	$3,133	$1,360
Student services and administrative expenses	1,416	519
Interest expense	6,106	2,422

(Loss) before provision for income taxes	$(4,389)	$(1,581)

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

The following table sets forth the PEAKS Guarantee payments and Payments on Behalf of Borrowers that were made in the periods indicated:

	Three Months Ended March 31,
	2014	2013
PEAKS Guarantee	$40,713	$1,239	(1)
Payments on Behalf of Borrowers	1,832	1,855	(2)

Total	$42,545	$3,094

(1)	Of this amount, $854 was paid prior to the Consolidation.
(2)	Of this amount, $532 was paid prior to the Consolidation.

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

(collectively, “Discharge Payments”). We determined that the ability to make Discharge Payments as of March 31, 2014 did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

Pursuant to the 2009 RSA, we are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. We have the right to offset payment amounts that we owe under the 2009 RSA by the amount of recoveries from charged-off loans made under the 2009 Loan Program that are owed, but have not been paid, to us. We did not, however, exercise this offset right in the three months ended March 31, 2014 or 2013. The following table sets forth the payments that we made to the 2009 Entity related to our guarantee obligations under the 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity in the periods indicated:

	Three Months Ended March 31,
	2014	2013
Regular Payments	$1,158	$306
Discharge Payments	0	0
Recoveries from Charged-Off Loans	0	(103)

Total	$1,158	$203

In the three months ended March 31, 2014, the 2009 Entity did not remit to us $219 of recoveries from charged-off loans that were owed to us. In the three months ended March 31, 2013, the 2009 Entity did not remit to us $54 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2014 and 2013. In the three months ended March 31, 2013, we offset $538 owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional Regular Payments in that amount. See Note 11 – Contingencies, for a further discussion of the offset and 2009 RSA. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013. We determined that claiming an offset against the Revolving Note for Regular Payments did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity.

In addition, we have made advances to the 2009 Entity under the Revolving Note. We did not make any advances in the three months ended March 31, 2014 or 2013 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014.

The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of March 31, 2014, $8,200 as of December 31, 2013 and $7,600 as of March 31, 2013.

7.	PEAKS Trust Student Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013. The PEAKS Trust Student Loans are included in the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet.

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

This accounting treatment is consistent with the American Institute of Certified Public Accountants’ (the “AICPA”) December 18, 2009 confirmation letter (the “Confirmation Letter’), in which the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. In this letter, the AICPA states that it understands that the SEC staff will not object to an accounting policy based on contractual or expected cash flow. We believe that following ASC 310-30 by analogy with respect to the PEAKS Trust Student Loans that did not individually have evidence of deteriorated credit quality at the time of consolidation is an appropriate application of the accounting guidance to determine the initial measurement of the value of those loans.

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

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for PEAKS Trust student loan losses in our Condensed Consolidated Statement of Income; and

•	an increase in the allowance for loan losses on our Condensed Consolidated Balance Sheet.

The provision or benefit for PEAKS Trust student loan losses represents the increase or decrease in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the end of the previous fiscal quarter. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the end of the previous fiscal quarter, we would:

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the period indicated:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$29,349	$0
Loans charged off	0	0
Recoveries from charged off loans	0	0
Provision (benefit) for loan losses	0	0

Balance at end of period	$29,349	$0

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Modifications were made to PCI Loans in the three months ended March 31, 2014 and 2013 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

As of March 31, 2014, the outstanding principal balance of the PEAKS Trust Student Loans, including accrued interest, was approximately $263,960. The carrying amount of the PEAKS Trust Student Loans included under the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet was $83,332 as March 31, 2014.

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the period indicated:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$70,580	$42,274	$0	$0
Additions resulting from the Consolidation	0	0	100,953	58,843
Accretion	(3,133)	(1,803)	(1,360)	(732)
Reclassification from nonaccretable difference and changes in expected cash flows	5,904	4,153	0	0

Balance at end of period	$73,351	$44,624	$99,593	$58,111

8.	Debt

Credit Facility. On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014 (the “Third Amendment”), July 30, 2014 (the “Fourth Amendment”) and September 15, 2014 (the “Fifth Amendment”). We entered into a Consent to Credit Agreement effective October 15, 2014 (the “October Consent”) and a Consent to Credit Agreement as of November 14, 2014 (the “November Consent” and, together with the October Consent, the “Consents”). The Credit Agreement, as so amended and including the Consents, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under the Credit Agreement were used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement are being used for general corporate purposes.

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, is reduced to $135,000, and the portion of the commitments available for letters of credit is increased from $25,000 to $85,000. Certain letters of credit in an aggregate amount of approximately $2,352 previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused a letter of credit payable to the ED (“ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014. See Note 11 – Contingencies, for a further discussion of the ED Letter of Credit. In addition, the commitments of the lenders under the Amended Credit Agreement will be reduced to the extent that borrowings are repaid by us using proceeds from certain types of transactions, as described further below.

As of March 31, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50,000. Borrowings under the Amended Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the ratio of our total Indebtedness (as defined in the Amended Credit Agreement and which primarily includes outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Amended Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	4.90% per annum in the three months ended March 31, 2014; and

•	3.20% per annum in the three months ended March 31, 2013.

The commitment fee under the Amended Credit Agreement was 0.40% as of March 31, 2014.

The following table sets forth the total amount of interest expense and fees (including the commitment fee) that we recognized on our borrowings under the Amended Credit Agreement or the Credit Agreement, as applicable, in the periods indicated:

	Three Months Ended March 31,
	2014	2013
Interest expense and fees	$656	$1,013

The ED Letter of Credit provides that the ED may draw on the ED Letter of Credit upon certification by the ED that the drafted funds will be used for one or more of the following purposes:

•	to pay refunds of institutional or non-institutional charges owed to or on behalf of current or former students of our institutions, whether our institutions remain open or have closed;

•	to provide for the “teach-out” of students enrolled at the time of closure of our institutions; and

•	to pay any liabilities owing to the ED arising from acts or omissions by our institutions, on or before the expiration of the ED Letter of Credit, in violation of requirements set forth in the Higher Education Act of 1965, as amended (“HEA”), including the violation of any agreement entered into by our institutions with the ED regarding the administration of programs under Title IV of the HEA (“Title IV Programs”).

In addition to the participation fee required to be paid by us pursuant to the original terms of the Credit Agreement related to letters of credit, which accrues at the same rate used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Amended Credit Agreement), the Fifth Amendment provides that an additional participation fee is required to be paid by us related to the ED Letter of Credit, which accrues at a ticking fee rate on the average daily amount of the lenders’ letter of credit exposure with respect to the ED Letter of Credit. The ticking fee rate is defined as:

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of March 31, 2014 after giving effect to the amendments to the Amended Credit Agreement. The Third Amendment provides that we are not required to satisfy a maximum Leverage Ratio or a minimum fixed charge coverage ratio as of March 31, 2014. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consents, taken together:

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended March 31, 2014, do not have to be furnished by us to the lenders until November 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended June 30, 2014, do not have to be furnished by us to the lenders until November 21, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended September 30, 2014, do not have to be furnished by us to the lenders until December 15, 2014;

•	amend certain covenants to allow for the Consolidation beginning on February 28, 2013, and for other factors; and

•	waive certain defaults related to our financial reporting.

The Amended Credit Agreement:

•	is secured by a pledge of the equity interests of our subsidiaries;

•	is guaranteed by one of our subsidiaries;

•	is secured by security interests in substantially all of our personal property and the personal property of the subsidiary guarantor; and

•	is secured by the mortgages on 30 separate parcels of land owned by us, including all of the improvements thereto and fixtures thereon (the “Mortgaged Property”).

The Fourth Amendment provides that an event of default under the Amended Credit Agreement will occur, if, among other things, the ED imposes a delay of more than five days in our receipt of Title IV Program funds. The Fifth Amendment provides that an event of default under the Amended Credit Agreement will occur if, among other things, we do not engage a financial advisor acceptable to the administrative agent before November 15, 2014 (or another date not later than December 15, 2014, if acceptable to the administrative agent). The administrative agent has extended the date by which we must engage a financial advisor to December 5, 2014. Based on our discussions with the administrative agent, we understand that the financial advisor would be retained to assist us in our ongoing efforts to identify and secure alternative financing.

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

Under the Fourth Amendment and the Fifth Amendment, in the event that any net cash proceeds are received by us or a material subsidiary of ours in connection with any sale, transfer, lease or other disposition of the Mortgaged Property, including in connection with any sale and leaseback transaction, any mortgage financing or similar transaction with respect to the Mortgaged Property or the incurrence by us of indebtedness that is not permitted under the Amended Credit Agreement, those net cash proceeds will:

•	first, be delivered to the administrative agent in order to cash collateralize all then outstanding letters of credit under the Amended Credit Agreement, until such time as the administrative agent holds cash collateral equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit; and

•	second, be used to repay outstanding borrowings under the Amended Credit Agreement, which repayments will be accompanied by a corresponding pro rata reduction of the commitment of each lender under the Amended Credit Agreement.

The Fourth Amendment also implements additional restrictions on us, including, without limitation:

•	the exception to the limitation on asset dispositions not otherwise permitted under the Amended Credit Agreement is reduced from $75,000 in the aggregate during the term of the Amended Credit Agreement to $5,000 in the aggregate during the period from July 30, 2014 through the remaining term of the Amended Credit Agreement, and all of those asset dispositions must be for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that those limitations do not apply to an asset disposition of the Mortgaged Property, if that asset disposition generates net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	in addition to the existing limitation on sale and leaseback transactions that the net cash proceeds received therefrom may not exceed $125,000 in the aggregate during the term of the Amended Credit Agreement, any sale and leaseback transaction must be for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that any sale and leaseback transaction of the Mortgaged Property will be deemed to be for fair market value and an adequate cash purchase consideration, if it generates net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	the permitted indebtedness consisting of secured indebtedness at any time outstanding (and not otherwise permitted by the Amended Credit Agreement) is reduced from $25,000 to $5,000 in aggregate principal amount; and

•	permitted liens to secure indebtedness, obligations and/or liabilities at any one time outstanding (which liens are not otherwise permitted by the Amended Credit Agreement) may not secure debt in excess of $5,000 in aggregate principal amount, reduced from the original $25,000.

If any collateral is sold in a transaction permitted under the Amended Credit Agreement or is financed by indebtedness permitted under the Amended Credit Agreement, the administrative agent will release the mortgage on, or other security interest in, that collateral.

If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and to obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated;

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable; and

•	we could be required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for our obligations with respect to outstanding letters of credit, if that cash collateral has not already been posted.

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

PEAKS Trust Senior Debt. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 6 – Variable Interest Entities, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the indenture under the PEAKS Program (the “PEAKS Indenture”), including, among other things:

•	a payment default by the PEAKS Trust;

•	a default in the performance or observation of the PEAKS Trust’s covenants, agreements or conditions under the PEAKS Indenture;

•	a breach of our obligations under the PEAKS Guarantee; and

•	certain bankruptcy events with respect to the PEAKS Trust or us.

An acceleration of the payment of the PEAKS Senior Debt would result in an acceleration of our obligation to pay the full amount of the PEAKS Senior Debt pursuant to the terms of the PEAKS Guarantee, if the PEAKS Trust was not able to make that payment (and we believe that it is unlikely that the PEAKS Trust would be able to make that payment). The acceleration of our obligation to pay the full amount of the PEAKS Senior Debt, and/or our inability to make that payment, could also result in cross-defaults under the Amended Credit Agreement.

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation and other factors, we were not in compliance with those metrics as of March 31, 2014. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 11 – Contingencies, for a further discussion of the PEAKS Guarantee.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports or, with respect to periods in 2014 through June 30, 2014, delivered quarterly reports to the indenture trustee of the PEAKS Trust, we believe that the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling approximately $60,340, in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a payment under the PEAKS Guarantee of $50,000, which payment, along with other payments that we made to the PEAKS Trust in recent months, included amounts that would have become due between April 2013 and September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the PEAKS Indenture. In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Amended Credit Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and the payments we made under the PEAKS Guarantee through October 9, 2014 satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the breach of the PEAKS Guarantee and event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $158,800 in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40,000 that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 6 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50,000 that we paid in October 2014, as described in the immediately preceding paragraph.

As of March 31, 2014, the outstanding principal balance of the PEAKS Senior Debt was approximately $214,516 and the carrying value was $189,474. We recorded $130,692 as a current liability as of March 31, 2014, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following March 31, 2014 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 9.6% per annum in the three months ended March 31, 2014 and approximately 12.40% per annum in the three months ended March 31, 2013. We recognized interest expense on the PEAKS Senior Debt of:

•	$6,106 in the three months ended March 31, 2014, which included $1,541 of discount accretion; and

•	$2,422 in the three months ended March 31, 2013, which included $652 of discount accretion.

9.	Earnings (Loss) Per Common Share

Earnings (loss) per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income (loss) and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,447	23,397
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	397	Not applicable

Outstanding shares for diluted earnings (loss) per share calculation	23,844	23,397

A total of approximately 1,162,000 shares in the three months ended March 31, 2014 and approximately 1,598,000 shares in the three months ended March 31, 2013 were excluded from the calculation of our diluted earnings (loss) per common share because the effect was anti-dilutive.

10.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months Ended March 31,
	2014	2013
Interest cost	$506	$452
Expected return on assets	(1,312)	(1,097)
Recognized net actuarial loss	0	544
Amortization of prior service (credit)	(389)	(389)

Net periodic pension benefit (income)	$(1,195)	$(490)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three months ended March 31, 2014 or 2013. We do not expect to make any material contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2014.

The following table sets forth the changes in the components of Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet in the three months ended March 31, 2014:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at January 1, 2014	$5,032	$(1,886)	$3,146
Amortization of:
Prior service costs (credits)	(389)	151	(238)

Balance at March 31, 2014	$4,643	$(1,735)	$2,908

The reclassification of prior service costs or credits from Accumulated other comprehensive income are included in the computation of net periodic pension income. Net periodic pension income was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Condensed Consolidated Statements of Income in the three months ended March 31, 2014.

11.	Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2014, the total face amount of those surety bonds was approximately $20,500. As of March 31, 2014, we also had caused approximately $2,246 of letters of credit to be issued to our workers’ compensation insurers.

We caused the ED Letter of Credit in the amount of $79,708 to be issued on October 31, 2014. We also caused a letter of credit in the amount of $106 to be issued and submitted to one of our state regulatory agencies in September 2014. As of October 31, 2014, the total amount of the outstanding letters of credit that we have caused to be issued was $82,060.

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

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013
2009 RSA	$115,930	$116,923	$31,832
Other	13,585	8,957	6,816

Total	$129,515	$125,880	$38,648

Other current liabilities	$32,409	$25,893	$35,573
Other liabilities	97,106	99,987	3,075

Total	$129,515	$125,880	$38,648

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12-month period following the dates indicated. As of March 31, 2014, amounts in Other current liabilities included approximately $8,500 that we claimed as an offset against amounts owed to us under the Revolving Note. See “— Guarantees,” for a further discussion of the amounts we claimed as offsets under the Revolving Note. The amounts included in Other liabilities primarily related to our estimated contingent liabilities for the 2009 RSA as of March 31, 2014, December 31, 2013 and March 31, 2013, and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed 10 years.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$125,880	$126,978
Increases (decreases) from:
Additional accruals:
2009 RSA	0	3,803
Other	8,764	4,313
Payments, other (1)	(3,971)	(2,743)
Payments, net of recoveries of $0 and $103 (2)	(1,158)	(203)
Payments under PEAKS Guarantee, net of estimated recoveries of $0 and $723	(40,713)	(516)
Payments on Behalf of Borrowers	(1,832)	(1,855)
Settlement payment - 2007 RSA	0	(46,000)
Elimination of intercompany transactions (3)	42,545	985
Elimination of PEAKS Guarantee accrual (4)	0	(46,114)

Balance at end of period	$129,515	$38,648

(1)	Consists of payments for legal and other contingencies, net of recoveries from charged-off loans made under the 2009 Loan Program that were owed, but had not been remitted, to us.
(2)	Consists of payments, net of recoveries, under the 2009 RSA.
(3)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the Consolidation. See Note 6 – Variable Interest Entities, for a further discussion of the Consolidation.
(4)	As a result of the Consolidation, in the three months ended March 31, 2013, we eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

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

In order to determine the amount of the contingent liability to record related to our guarantee obligations under the 2009 RSA, we utilize estimates of, among other things, the projected repayment performance of the private education loans made under the 2009 Loan Program, which projections involve numerous assumptions. Based on those projections and other factors, we estimate the amount of payments that we expect to make and the amounts that we expect to be repaid to us.

Under the 2009 RSA, we are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity.

In connection with determining the amount of the contingent liability to record related to our guarantee obligations under the 2009 RSA, we also consider the payment options available to us under the 2009 Loan Program, including our ability to make Discharge Payments under the 2009 RSA. To the extent that we project that we will have sufficient funds available to make Discharge Payments under the 2009 RSA, we incorporate an assumption that we will make Discharge Payments into our estimate of the amount of payments that we expect to make when determining the contingent liability. If we do not believe that we will have sufficient funds available to make Discharge Payments, we assume that we will make Regular Payments to satisfy our obligations under the 2009 RSA. We discount the amount of those expected future monthly Regular Payments at a risk-free rate of interest. Making Discharge Payments may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA and, therefore, results in an estimated contingent liability amount that is less than if we had assumed that we would make Regular Payments in future periods.

We discount the amounts that we expect will be repaid to us under the 2009 RSA to reflect a risk-free rate of interest. The difference between the amount of the guarantee payments that we expect to make and the discounted amount that we expect will be repaid to us under the 2009 RSA is included in our estimate of the amount of our contingent liability related to our guarantee obligations under the 2009 RSA.

In connection with estimating our recorded liability for claims and contingencies as of March 31, 2014, December 31, 2013 and March 31, 2013, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. In order to estimate the possible range of losses under the 2009 RSA, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program over the life of those loans. The life of a private education loan made under the 2009 Loan Program may be in excess of ten years from the date of disbursement. Therefore, our estimate of the possible range of losses under the 2009 RSA was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the 2009 Loan Program;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to the private education loans;

•	the amounts and timing of collections in the future on those private education loans that have defaulted; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

We consulted with third-party consumer credit consulting firms in arriving at our assumptions and estimates. The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the 2009 RSA. With respect to our guarantee obligations under the 2009 RSA, we believe that it is reasonably possible that we may incur losses in an estimated range of $10,000 less than to $28,000 greater than the liability recorded as of March 31, 2014 for the 2009 RSA. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. On July 22, 2014, the district court denied most of our motion to dismiss all of the plaintiffs’ claims for failure to state a claim for which relief can be granted. On August 5, 2014, we filed our answer to the second amended complaint denying all of the plaintiffs’ claims and the parties are currently engaged in discovery. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the second amended complaint.

On September 30, 2014, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: David Banes, Individually and on Behalf of All Others Similarly Situated v. Kevin M. Modany, et al. (the “Banes Litigation”). The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	misleading investors regarding the integrity of our financial reporting, including the reporting of the PEAKS Trust;

•	knowingly or recklessly making materially false and/or misleading statements and/or failing to disclose material adverse facts about our business operations and prospects, including that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and the PEAKS Program; and

•	we lacked adequate internal controls over financial reporting;

•	knowingly or recklessly engaging in acts, transactions, practices and courses of business that operated as a fraud or deceit upon the plaintiff and the purported class;

•	employing devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock;

•	deceiving the investing public, including the plaintiff and the purported class; and

•	artificially inflating and maintaining the market price of our common stock and causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 26, 2013 through September 19, 2014. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified damages, interest, costs and expenses, including counsel fees and expert fees, and such other relief as the court deems proper. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the complaint.

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

The putative class period in this action is from February 26, 2013 through September 18, 2014. The plaintiff seeks, among other things:

•	the designation of this action as a class action;

•	an award of unspecified compensatory damages, including interest;

•	an award of reasonable costs and expenses, including counsel fees and expert fees; and

•	such other relief as the court deems proper.

All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the complaint.

On October 9, 2014, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: Kumud Jindal, Individually and on Behalf of All Others Similarly Situated v. Kevin M. Modany, et al. (the “Jindal Litigation”). The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. In particular, the complaint alleges that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and PEAKS Program;

•	we lacked adequate internal controls over financial reporting;

•	our financial statements were materially false and misleading at all relevant times;

•	we engaged in acts, transactions, practices and courses of business which operated as a fraud and deceit upon the plaintiff and the purported class;

•	we employed devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock; and

•	we artificially inflated and maintained the market price of our common stock, causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 26, 2013 through September 19, 2014. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified damages, interest, attorneys’ fees, expert fees and other costs, and such other relief as the court deems proper. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the complaint.

On November 7, 2014, the parties in the Banes Litigation, Tarapara Litigation and Jindal Litigation filed a stipulation to consolidate the Tarapara Litigation and Jindal Litigation into the Banes Litigation.

On May 8, 2013, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers and all but one of our current Directors in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Wilfred Litigation”). The complaint alleges, among other things, that from April 24, 2008 through February 25, 2013, the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, wasting our corporate assets and being unjustly enriched, by:

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

On October 15, 2014, the plaintiff gave the requisite notice terminating the additional stay.

On May 27, 2014, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, all but one of our current Directors and one former Director in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Nottenkamper Litigation”). The complaint alleges, among other things, that from 2008 to May 27, 2014, the defendants engaged in illicit conduct, made false and misleading statements, concealed the truth and failed to disclose material information concerning:

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

On May 18, 2012, we received a Civil Investigative Demand (the “Original CID”) from the U.S. Consumer Financial Protection Bureau (the “CFPB”). In September 2013, the CFPB withdrew the Original CID, and we received a new Civil Investigative Demand (the “New CID”) from the CFPB. Both the Original CID and the New CID provided that the purpose of the CFPB’s investigation was, in part, “to determine whether for-profit post-secondary companies, student loan origination and servicing providers, or other unnamed persons have engaged or are engaging in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.” Both the Original CID and the New CID contained broad requests for oral testimony, production of documents and written reports related to private education loans made to our students, internal financing provided to our students and certain other aspects of our business. We provided documentation and other information to the CFPB, while preserving our rights to object to its inquiry.

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

On February 27, 2014, the New Mexico Attorney General filed a complaint against us in the District Court of New Mexico under the following caption: State of New Mexico, ex rel. Gary K King, Attorney General v. ITT Educational Services, Inc., et al. (the “New Mexico Litigation”). On April 4, 2014, we removed the New Mexico Litigation to the U.S. District Court for the District of New Mexico. In April 2014, the Attorney General filed a motion to remand the New Mexico Litigation to the District Court of New Mexico. The complaint alleges, among other things, that we engaged in a pattern and practice of exploiting New Mexico consumers by using deceptive, unfair, unconscionable and unlawful business practices in the marketing, sale, provision and financing of education goods and services in violation of New Mexico’s Unfair Practices Act. In particular, the complaint contains allegations that:

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

We have provided the information requested, including testimony of senior employees. On August 7, 2014, we received a “Wells Notice” from the Staff of the SEC notifying us that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. According to the Staff, the enforcement action would allege violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13a-15 under the Exchange Act. The proposed action relates primarily to certain disclosures and accounting surrounding the PEAKS Program and 2009 Loan Program. On October 23, 2014, our Chief Executive Officer and Chief Financial Officer received similar Wells Notices. The Wells Notices said that the Staff’s recommendation may:

•	involve a civil injunctive action, public administrative proceeding and/or cease-and-desist proceeding; and

•	seek remedies that include an injunction, a cease-and-desist order and monetary relief, including civil monetary penalties.

A Wells Notice is neither a formal allegation nor a finding of wrongdoing. Instead, it is a preliminary determination by the Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. Accordingly, we made a submission to the Staff in response to the Wells Notice we received that set forth why the factual record does not support the enforcement action recommended by the Staff and that any perceived shortcomings were made in good faith. Our Chief Executive Officer and Chief Financial Officer each have made a similar submission. All of the recipients of the Wells Notices intend to defend themselves vigorously.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the 2009 RSA. In addition, in the three months ended December 31, 2013, we made Discharge Payments to the 2009 Entity. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the 2009 RSA. See Note 6 – Variable Interest Entities, for a further discussion of Discharge Payments.

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

We believe that it is probable that we will make additional payments under the 2009 RSA. Pursuant to the 2009 RSA, we have the right to offset amounts that we owe under the 2009 RSA by the amount of recoveries from charged-off loans made under the 2009 Loan Program that are owed, but have not been paid, to us. The following table sets forth, in the periods indicated, our projections as of March 31, 2014 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay (or that we expected will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Year	Estimated Regular Payments	Estimated Discharge Payments		Estimated Total Payments	Estimated Recoveries
2014(1)	$7,452	$0	(2)	$7,452	$(791)
2015	14,251	0		14,251	(1,200)
2016	16,060	0		16,060	(1,200)
2017	16,333	0		16,333	(1,200)
2018 and later	0	75,194		75,194	(300)

Total	$54,096	$75,194	(2)	$129,290	$(4,691)

(1)	Estimated payments and recoveries between April 1, 2014 and December 31, 2014.
(2)	The Discharge Payment that we made on November 12, 2014 pursuant to the terms of the Fourth Amendment to 2009 RSA (as defined below) is not included, because the amounts in this table represent our projections as of March 31, 2014.

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

The amounts of the estimated Regular Payments and the estimated recoveries were discounted at a risk-free rate of interest in determining our contingent liability for the 2009 RSA. The total amount of the discount as of March 31, 2014 was approximately $8,674.

The estimated amount and timing of future payments and recoveries with respect to the 2009 RSA discussed above are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. The assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the 2009 Loan Program;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education;

•	the amounts and timing of collections in the future on those private education loans that have been charged off; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2014, December 31, 2013 and March 31, 2013, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were in compliance with those covenants as of March 31, 2014, after giving effect to the amendment to the 2009 RSA that we entered into with the 2009 Entity, as discussed below.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly compliance certificates that we were required to deliver to the 2009 Entity under the 2009 RSA were inaccurate. Those inaccuracies did not affect our compliance with the financial ratio covenants in the 2009 RSA as of March 31, 2013. We were not, however, in compliance with certain financial ratio covenants in the 2009 RSA as of June 30, 2013 or subsequent fiscal quarter measurement dates through June 30, 2014. Further, due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, we did not timely deliver the required compliance certificates under the 2009 RSA with respect to those periods. As a result of our noncompliance with certain financial ratio covenants as of June 30, 2013 and subsequent fiscal quarter measurement dates through June 30, 2014, the amount of collateral required to be maintained in the restricted bank account would have been increased by approximately $2,600. On November 6, 2014, we and the 2009 Entity entered into a Fourth Amendment to the 2009 RSA (the “Fourth Amendment to 2009 RSA”). The Fourth Amendment to 2009 RSA provides that we are not required to comply with certain financial ratio covenants under the 2009 RSA that we otherwise would not have been in compliance with from June 30, 2013 through June 30, 2014 and that we do not expect to be in compliance with as of September 30, 2014 or December 31, 2014. The Fourth Amendment to 2009 RSA also provides that the failure to comply with those financial ratio covenants during those periods will not require an increase in the amount of collateral required to be maintained under the 2009 RSA. In lieu of such an increase in the required collateral, pursuant to the Fourth Amendment to 2009 RSA, we made a payment of $2,577 to the 2009 Entity on November 12, 2014, which payment was considered a Discharge Payment under the 2009 RSA.

The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

	Three Months Ended March 31,
Type of Payment (Receipt)	2014	2013
Guarantee:
PEAKS Program	$40,713	$1,239	(1)
2009 RSA Regular Payments	1,158	306
2009 RSA Discharge Payments	0	0
Payments on Behalf of Borrowers	1,832	1,855	(2)
2009 RSA-Recoveries from Charged-Off Loans	0	(103)

Total	$43,703	$3,297

(1)	Of this amount, $854 was paid prior to the Consolidation.
(2)	Of this amount, $532 was paid prior to the Consolidation.

In the three months ended March 31, 2014, the 2009 Entity did not remit to us $219 of recoveries from charged-off loans that were owed to us. In the three months ended March 31, 2013, the 2009 Entity did not remit to us $54 of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2014. In the three months ended March 31, 2013, we offset $538 owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional Regular Payments in that amount. See below for a further discussion of the offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013.

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

We further understand the 2009 Entity’s position to be that, because the Offset was improper, we are in default under the 2009 RSA. In April 2013, the 2009 Entity notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the 2009 RSA (the “Collateral”). At that time, the amount of funds in that account was approximately $8,600. To our knowledge, the 2009 Entity has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the 2009 Loan Agreement and the 2009 RSA does not constitute an event of default under the 2009 RSA, and that the 2009 Entity’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the 2009 Entity. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the 2009 RSA related to the Offset, we may be required to pay to the 2009 Entity approximately $8,600, representing the amount of the Offset, net of approximately $800 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the 2009 Entity was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral. Any such payment or deposit would reduce the amount of our contingent liability related to the 2009 RSA.

At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the 2009 RSA and, if so, in what amount. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program over the life of those loans. The life of a private education loan made under the 2009 Loan Program may be in excess of ten years from the date of disbursement. Therefore, our assessment was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the 2009 Loan Program;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans;

•	the amounts and timing of collections that will be collected in the future on those private education loans that have defaulted; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

We consulted with third-party consumer credit consulting firms in arriving at our assumptions. The assumptions have changed, and may continue to change, significantly over time as actual results become known. Our recorded liability for our guarantee obligations under the 2009 RSA was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets.

12.	Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our condensed consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results, including, but not limited to, the following:

•	The Consolidation and other factors, among other things:

•	have caused violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 8 – Debt and Note 11 – Contingencies, for additional information.

•	We believe that we will be required to consolidate the 2009 Entity into our consolidated financial statements in the foreseeable future, which could impact our compliance with:

•	covenants under the Amended Credit Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 6 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit payable to the ED, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We have caused the letter of credit to be issued and have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 8 – Debt, for additional information.

•	We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the letter of credit ends on November 4, 2019. With respect to any letter of credit issued under the Amended Credit Agreement, we are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. Based on the amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89,300. The cash collateral may be provided from available funds. See Note 8 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements and employee-related matters, among others. We cannot provide an estimate of the possible losses, or range of possible losses, in excess of the amounts, if any, accrued with respect to those matters. See the subsections entitled “Litigation” and “Government Investigations” in Note 11 - Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	The significant guarantee obligations that we have under the PEAKS Guarantee and 2009 RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $163,239 in 2014 and approximately $9,813 in 2015. In addition, based on various assumptions, including the historical and projected performance and collections of the private education loans under the 2009 Loan Program, we believe that we will make payments under the 2009 RSA of approximately $8,610 in 2014 and $14,251 in 2015. The Discharge Payment made under the Fourth Amendment to 2009 RSA is not included in the amount of payments that were estimated, as of March 31, 2014, to be made in 2014. See Note 8 – Debt and Note 11 – Contingencies, for a further discussion of the PEAKS Guarantee and 2009 RSA (collectively, the “RSAs”), estimated payment amounts and contingent liabilities.

•	As of March 31, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50,000 and were classified as a current liability. If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated;

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable; and

•	we could be required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for our obligations with respect to outstanding letters of credit, if that cash collateral has not already been posted.

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

•	We incurred a net loss in the year December 31, 2013 and we had negative working capital as of December 31, 2013 and March 31, 2014, primarily due to the impact of the Consolidation and the loss that we recorded related to our guarantee obligations under the 2009 RSA.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our RSA payments, letters of credit cash collateralization, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this report was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs, provide cash collateral for letters of credit, construct facilities or repay loans will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations over the 12-month period following the date that this report was filed with the SEC. Accordingly, our condensed consolidated financial statements contained in this report were prepared on the basis that we will continue to operate as a going concern. There can be no assurance, however, that the ultimate outcome of those events, whether individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	the impact of the adverse actions by the ED related to our failure to submit our 2013 audited financial statements and compliance audits to it by the due date;

•	the impact of our consolidation of a variable interest entity on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain further required amendments or waivers of noncompliance with covenants under our credit agreement;

•	actions by the New York Stock Exchange to delist our common stock;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	issues related to the restatement of our financial statements for the first three quarters of 2013;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula; and

•	our ability to collect internally funded financing from our students.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended, filed with the SEC for discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;

•	nature of capital additions;

•	components of income statement captions;

•	federal regulations regarding:

•	timing of receipt of funds from the Title IV Programs;

•	percentage of applicable revenue that may be derived from the Title IV Programs;

•	return of Title IV Program funds for withdrawn students; and

•	Title IV Program loan cohort default rates;

•	private loan programs;

•	investments; and

•	repurchase of shares of our common stock.

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

Consolidation and Core Operations

Our consolidated financial statements beginning on February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements. We do not, however, actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further under “— Private Education Loan Program Obligations” and Note 11—Contingencies of the Notes to Condensed Consolidated Financial Statements.

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the PEAKS Trust. Certain information is also provided, however, regarding our results of operations on a basis that excludes the impact of the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our condensed consolidated financial measures determined in accordance with GAAP. We believe that the presentation of the Core Operations information assists investors in comparing current period information against prior periods during which the PEAKS Trust was not consolidated. In addition, our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results, financial condition and cash flows;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our results of operations, financial condition and cash flows.

The following tables set forth selected data from our statements of income for the three months ended March 31, 2014 and March 31, 2013, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations in the three months ended March 31, 2013, as a result of the Consolidation; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP.

The information presented also constitutes the reconciliation of our non-GAAP Core Operations data to the related consolidated GAAP financial measures. Following the tables, we describe the effect of the Consolidation on the financial statement information presented, including the components attributable to the Core Operations and the PEAKS Trust.

	Three Months Ended March 31, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$234,790	$3,133	$237,923
Costs and expenses:
Cost of educational services	120,115	0	120,115
Student services and administrative expenses	97,822	1,416	99,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	0	5,547

Total costs and expenses	223,484	1,416	224,900

Operating income	11,306	1,717	13,023
Interest income	19	0	19
Interest (expense)	(795)	(6,106)	(6,901)

Income (loss) before provision for income taxes	$10,530	$(4,389)	$6,141

	Three Months Ended March 31, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$283,702	$1,360	$0	$285,062
Costs and expenses:
Cost of educational services	124,176	0	0	124,176
Student services and administrative expenses	101,202	519	0	101,721
Legal and professional fees related to certain lawsuits, investigations and accounting matters	1,500	0	0	1,500
Loss related to loan program guarantees	3,803	0	0	3,803

Total costs and expenses	230,681	519	0	231,200

Operating income	53,021	841	0	53,862
(Loss) on consolidation of PEAKS Trust	0	(112,748)	39,500	(73,248)
Interest income	34	0	0	34
Interest (expense)	(1,152)	(2,422)	0	(3,574)

Income (loss) before provision for income taxes	$51,903	$(114,329)	$39,500	$(22,926)

Following the Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees; and

•	student loan interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans.

Following the Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust, primarily related to fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust.

The loss related to loan program guarantees represents the additional contingent liability accruals that we recorded related to the 2009 RSA, because the contingent liability related to the PEAKS Guarantee was eliminated from our condensed consolidated financial statements as a result of the Consolidation (though our obligations under the PEAKS Guarantee remain in effect).

In the three months ended March 31, 2013, we recognized a loss upon the Consolidation that represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. Following the Consolidation, our interest expense includes:

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

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2014, we were offering:

•	master, bachelor and associate degree programs to approximately 57,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of March 31, 2014, we had 149 college locations (including 147 campuses and two learning sites) in 39 states and four training facilities. As of September 30, 2014, we had eliminated all four training facilities by transferring the activities conducted at those training facilities to our college locations. In addition, we offered one or more of our online programs to students who are located in all 50 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. In January 2014, we acquired certain assets and assumed certain liabilities of Ascolta, two education companies that offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 3 – Acquisition of the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended, filed with the SEC. There have been no material changes to those critical accounting policies or the underlying accounting estimates or judgments.

New Accounting Guidance

In August 2014, the FASB issued ASU No. 2014-15, which is included in the Codification under ASC 205. This guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective for our interim and annual reporting periods beginning January 1, 2017. We have not completed our evaluation of the impact that this guidance may have on our consolidated financial statements.

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

Results of Operations

The information in this “—Results of Operations” section has not been updated in this report to reflect operational data for periods following March 31, 2014.

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of educational services	50.5%	43.6%
Student services and administrative expenses	41.7%	35.7%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	2.3%	0.5%
Loss related to loan program guarantees	0.0%	1.3%

Operating income	5.5%	18.9%
(Loss) on consolidation of PEAKS Trust	0.0%	(25.7%)
Interest (expense), net	(2.9%)	(1.2%)

Income (loss) before provision for income taxes	2.6%	(8.0%)

The following table sets forth our total student enrollment as of the dates indicated:

	2014		2013
Total Student Enrollment as of:	Total Student Enrollment	(Decrease) To Prior Year	Total Student Enrollment	(Decrease) To Prior Year
March 31	57,125	(6.4%)	61,039	(14.2%)
June 30	Not applicable	Not applicable	58,617	(11.7%)
September 30	Not applicable	Not applicable	60,997	(7.1%)
December 31	Not applicable	Not applicable	57,542	(5.8%)

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2014		2013
New Student Enrollment in Education Programs in the Three Months Ended:	New Student Enrollment in Education Programs	(Decrease) To Prior Year	New Student Enrollment in Education Programs	Increase (Decrease) To Prior Year
March 31	16,746	(3.8%)	17,412	(3.6%)
June 30	Not applicable	Not applicable	16,883	7.5%
September 30	Not applicable	Not applicable	20,307	5.2%
December 31	Not applicable	Not applicable	13,995	4.5%

Total for the year	Not applicable	Not applicable	68,597	3.2%

We believe that the 3.8% decrease in new student enrollment in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to a decrease in the number of prospective students who inquired about our programs of study in the three months ended March 31, 2014, which was partially offset by:

•	an increase in the rate at which prospective students who applied for enrollment actually began attending classes in their programs of study; and

•	increased availability to and use by our students of institutional scholarships and awards, which have the effect of reducing the students’ cost of our programs of study.

We believe that the decrease in new student enrollment in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was also due to our prospective students’:

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

A continued decline in new and total student enrollment could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the decline in total and new student enrollment, including, without limitation:

•	increasing the availability of institutional scholarships, primarily the Opportunity Scholarship, which are intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study; and

•	refining our marketing, advertising and communications to focus more on the student value proposition and outcomes of an ITT Technical Institute education.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2012	72.4%	71.3%	69.8%	72.6%
2013	71.5%	68.4%	69.4%	71.4%
2014	70.2%	Not applicable	Not applicable	Not applicable

We believe that the decrease in student persistence as of March 31, 2014 compared to March 31, 2013 was primarily due to a decrease in student retention in the three months ended March 31, 2014 compared to the same prior year period, primarily attributed to lower student retention in a few courses that are delivered in the early portions of certain associate degree programs of study.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. Revenue decreased $47.1 million, or 16.5%, to $237.9 million in the three months ended March 31, 2014 compared to $285.1 million in the three months ended March 31, 2013. The primary factors that contributed to this decrease included:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $50.3 million in the three months ended March 31, 2014 compared to the same prior year period;

•	a 5.8% decrease in total student enrollment as of December 31, 2013 compared to December 31, 2012; and

•	a 6.4% decrease in total student enrollment as of March 31, 2014 compared to March 31, 2013.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013 and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust increased $1.8 million, or 130.4%, to $3.1 million in the three months ended March 31, 2014 compared to $1.4 million in the three months ended March 31, 2013. This increase was primarily due to the consolidation of the PEAKS Trust beginning on February 28, 2013, and, therefore, only one month of revenue of the PEAKS Trust was included in our condensed consolidated financial statements in the three months ended March 31, 2013 compared to three months of revenue in the three months ended March 31, 2014.

Cost of educational services decreased $4.1 million, or 3.3%, to $120.1 million in the three months ended March 31, 2014 compared to $124.2 million in the three months ended March 31, 2013. The primary factor that contributed to this decrease was a decrease in compensation and benefit costs resulting from fewer employees.

Cost of educational services as a percentage of revenue increased 690 basis points to 50.5% in the three months ended March 31, 2014 compared to 43.6% in the three months ended March 31, 2013. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by a decrease in compensation and benefit costs.

Student services and administrative expenses decreased $2.5 million, or 2.4%, to $99.2 million in the three months ended March 31, 2014 compared to $101.7 million in the three months ended March 31, 2013. The principal cause of this decrease was a decrease in media advertising expenses, which was partially offset by an increase in bad debt expense. Approximately $1.4 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the three months ended March 31, 2014 compared to $0.5 million in the three months ended March 31, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 41.7% of revenue in the three months ended March 31, 2014 compared to 35.7% of revenue in the three months ended March 31, 2013. The principal causes of this increase were a decline in revenue and an increase in bad debt expense, which were partially offset by a decrease in media advertising expenses. Bad debt expense as a percentage of revenue increased to 7.0% in the three months ended March 31, 2014 compared to 5.4% in the three months ended March 31, 2013, primarily as a result of an increase in student account balances that were determined to be uncollectible.

Legal and professional fees related to certain lawsuits, investigations and accounting matters increased $4.0 million, or 269.8%, to $5.5 million in the three months ended March 31, 2014 compared to $1.5 million in the three months ended March 31, 2013. In the three months ended March 31, 2014, these expenses related primarily to legal and professional fees associated with:

•	the SEC investigation;

•	the state Attorneys General investigations;

•	the New Mexico Litigation;

•	the Securities Litigation;

•	the CFPB Litigation;

•	certain accounting matters, including the Consolidation and contingent liability analyses;

•	the Letter Agreement; and

•	certain other legal and regulatory matters.

In the three months ended March 31, 2013, these expenses related primarily to legal fees associated with the Securities Litigation and the SEC investigation.

In the three months ended March 31, 2013, we recorded a loss related to loan program guarantees of $3.8 million with respect to our guarantee obligations under the 2009 RSA. The entire amount of the loss recorded in the three months ended March 31, 2013 related to a change in our accounting estimate of the amount of our guarantee obligations under the 2009 RSA. We did not record a loss related to loan program guarantees in the three months ended March 31, 2014, because no additional amounts were accrued with respect to the 2009 RSA in that period. See “— Private Education Loan Program Obligations,” for a further discussion of the loss.

We did not record a provision for PEAKS Trust student loan losses in the three months ended March 31, 2014 or 2013. Based upon our methodology, the expected loan loss analysis as of March 31, 2014 indicated that the allowance for loan losses should be $2.9 million lower than the $29.4 million allowance for loan losses recorded as of December 31, 2013. The apparent improvement in the expected PEAKS Trust student loan losses that would have resulted in a benefit in the three months ended March 31, 2014, however, does not appear, at this time, to be sustainable. Therefore, we did not record a benefit for the PEAKS Trust student loan losses or reduce the allowance for loan losses in the three months ended March 31, 2014. We expect to increase the allowance for loan losses and record a provision for PEAKS Trust student loan losses of approximately $9.0 million in the three months ended June 30, 2014 and $4.6 million in the three months ended September 30, 2014. See Note 7 – PEAKS Trust Student Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income decreased $40.8 million, or 75.8%, to $13.0 million in the three months ended March 31, 2014 compared to $53.9 million in the three months ended March 31, 2013, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and professional fees related to certain lawsuits, investigations and accounting matters, loss related to loan program guarantees and benefit for PEAKS Trust student loan losses. Our operating margin decreased to 5.5% in the three months ended March 31, 2014 compared to 18.9% in the three months ended March 31, 2013, primarily as a result of the impact of the factors discussed above.

In the three months ended March 31, 2013, we recorded a loss upon the Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets upon the Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation.

Interest income was less than $0.1 million in the three months ended March 31, 2014 and March 31, 2013.

Interest expense increased $3.3 million, or 93.1%, to $6.9 million in the three months ended March 31, 2014 compared to $3.6 million in the three months ended March 31, 2013, primarily due to:

•	interest expense of approximately $6.1 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the three months ended March 31, 2014, compared to $2.4 million in the three months ended March 31, 2013; and

•	a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement, which was partially offset by an increase in the effective interest rate under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 41.0% in the three months ended March 31, 2014 compared to 24.7% in the three months ended March 31, 2013. The effective income tax rate was higher in the three months ended March 31, 2014, primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $205.0 million as of March 31, 2014 compared to $215.8 million as of December 31, 2013 and $206.6 million as of March 31, 2013. Cash and cash equivalents as of March 31, 2014 decreased $10.7 million compared to December 31, 2013, primarily due to:

•	the $40.0 million payment we made in March 2014 pursuant to the Letter Agreement; and

•	the purchase of Ascolta for approximately $4.4 million.

These decreases were partially offset by cash generated from operating activities. Cash and cash equivalents as of March 31, 2014 decreased $1.6 million compared to March 31, 2013, primarily due to a net repayment of $100.0 million in outstanding borrowings under the Amended Credit Agreement and the $40.0 million payment made pursuant to the Letter Agreement, which were partially offset by cash generated from operating activities.

As of March 31, 2014, restricted cash included approximately $1.6 million of funds held by the PEAKS Trust. Those funds can only be used to satisfy the obligations of the PEAKS Trust.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $28.4 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of March 31, 2014.

We do not expect to make any material contributions to the ESI Pension Plan or ESI Excess Pension Plan in 2014. In 2013, we did not make any contributions to either the ESI Pension Plan or ESI Excess Pension Plan.

Our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013 included the assets and liabilities of the PEAKS Trust. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. We have significant payment obligations under the PEAKS Guarantee and the 2009 RSA. See “— Private Education Loan Program Obligations” and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of our obligations under the PEAKS Guarantee and the 2009 RSA.

In addition, the ED Letter of Credit in the amount of $79.7 million was issued on October 31, 2014. Under the Amended Credit Agreement, the aggregate commitment of the lenders is $135.0 million and the portion of the aggregate commitment that may be used by us for letters of credit is $85.0 million. We are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. See “- Financing,” for a discussion of the Amended Credit Agreement. Based on the amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89.3 million.

Operations. Net cash generated from operating activities was $36.9 million in the three months ended March 31, 2014 compared to net cash used in operating activities of $43.9 million in the three months ended March 31, 2013. The $80.8 million increase in net cash flows from operating activities was primarily due to:

•	a settlement payment made in the three months ended March 31, 2013 to resolve all of our guarantee obligations under the 2007 RSA; and

•	lower income tax payments in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Accounts receivable less allowance for doubtful accounts was $77.4 million as of March 31, 2014 compared to $106.3 million as of March 31, 2013. Days sales outstanding decreased 4.3 days to 29.3 days at March 31, 2014 compared to 33.6 days at March 31, 2013. Our accounts receivable balance and days sales outstanding decreased as of March 31, 2014, primarily due to:

•	a decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

Investing. In the three months ended March 31, 2014 we spent less than $0.1 million to renovate, expand and construct buildings compared to $0.1 million in the three months ended March 31, 2013.

Capital expenditures, excluding facility and land purchases and facility construction, totaled $1.5 million in the three months ended March 31, 2014 compared to $1.4 million in the three months ended March 31, 2013. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent approximately $4.4 million in the three months ended March 31, 2014 to acquire certain assets of Ascolta.

We plan to continue to upgrade our current facilities and equipment in 2014. Cash generated from operating activities is expected to be sufficient to fund our capital expenditure requirements.

Financing. On March 21, 2012, we entered into the Credit Agreement that provided for a $325.0 million senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014, July 30, 2014 and September 15, 2014, and we entered into the October Consent effective October 15, 2014 and the November Consent as of November 14, 2014. The Amended Credit Agreement has a maturity date of March 21, 2015.

A portion of the borrowings under the Credit Agreement were used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement are being used for general corporate purposes.

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, is reduced to $135.0 million, and the portion of the commitments available for letters of credit is increased from $25.0 million to $85.0 million. Certain letters of credit in an aggregate amount of approximately $2.4 million previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. See Note 11 – Contingencies, for a further discussion of the ED Letter of Credit. In addition, the commitments of the lenders under the Amended Credit Agreement will be reduced to the extent that borrowings are repaid by us using proceeds from certain types of transactions, as described further below.

As of March 31, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50.0 million. Borrowings under the Amended Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the Leverage Ratio as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	4.90% per annum in the three months ended March 31, 2014; and

•	3.20% per annum in the three months ended March 31, 2013.

The commitment fee under the Amended Credit Agreement was 0.40% as of March 31, 2014.

The ED Letter of Credit provides that the ED may draw on the ED Letter of Credit upon certification by the ED that the drafted funds will be used for one or more of the following purposes:

•	to pay refunds of institutional or non-institutional charges owed to or on behalf of current or former students of our institutions, whether our institutions remain open or have closed;

•	to provide for the “teach-out” of students enrolled at the time of closure of our institutions; and

•	to pay any liabilities owing to the ED arising from acts or omissions by our institutions, on or before the expiration of the ED Letter of Credit, in violation of requirements set forth in the HEA, including the violation of any agreement entered into by our institutions with the ED regarding the administration of Title IV Programs.

In addition to the participation fee required to be paid by us pursuant to the original terms of the Credit Agreement related to letters of credit, which accrues at the same rate used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Amended Credit Agreement), the Fifth Amendment provides that an additional participation fee is required to be paid by us related to the ED Letter of Credit, which accrues at a ticking fee rate on the average daily amount of the lenders’ letter of credit exposure with respect to the ED Letter of Credit. The ticking fee rate is defined as:

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of March 31, 2014, after giving effect to the amendments to the Amended Credit Agreement. The Third Amendment provides that we are not required to satisfy a maximum Leverage Ratio or a minimum fixed charge coverage ratio as of March 31, 2014. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consents, taken together:

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended March 31, 2014, do not have to be furnished by us to the lenders until November 15, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended June 30, 2014, do not have to be furnished by us to the lenders until November 21, 2014;

•	provide that our condensed consolidated financial statements (and related certificates) as of and for the fiscal quarter ended September 30, 2014, do not have to be furnished by us to the lenders until December 15, 2014;

•	amend certain covenants to allow for the Consolidation beginning on February 28, 2013, and for other factors; and

•	waive certain defaults related to our financial reporting.

The Amended Credit Agreement:

•	is secured by a pledge of the equity interests of our subsidiaries;

•	is guaranteed by one of our subsidiaries;

•	is secured by security interests in substantially all of our personal property and the personal property of the subsidiary guarantor; and

•	is secured by the Mortgaged Property.

The Fourth Amendment provides that an event of default under the Amended Credit Agreement will occur, if, among other things, the ED imposes a delay of more than five days in our receipt of Title IV Program funds. The Fifth Amendment provides that an event of default under the Amended Credit Agreement will occur if, among other things, we do not engage a financial advisor acceptable to the administrative agent before November 15, 2014 (or another date not later than December 15, 2014, if acceptable to the administrative agent). The administrative agent has extended the date by which we must engage a financial advisor to December 5, 2014. Based on our discussions with the administrative agent, we understand that the financial advisor would be retained to assist us in our ongoing efforts to identify and secure alternative financing.

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

Under the Fourth Amendment and the Fifth Amendment, in the event that any net cash proceeds are received by us or a material subsidiary of ours in connection with any sale, transfer, lease or other disposition of the Mortgaged Property, including in connection with any sale and leaseback transaction, any mortgage financing or similar transaction with respect to the Mortgaged Property or the incurrence by us of indebtedness that is not permitted under the Amended Credit Agreement, those net cash proceeds will:

•	first, be delivered to the administrative agent in order to cash collateralize all then outstanding letters of credit under the Amended Credit Agreement, until such time as the administrative agent holds cash collateral equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit; and

•	second, be used to repay outstanding borrowings under the Amended Credit Agreement, which repayments will be accompanied by a corresponding pro rata reduction of the commitment of each lender under the Amended Credit Agreement.

The Fourth Amendment also implements additional restrictions on us, including, without limitation:

•	the exception to the limitation on asset dispositions not otherwise permitted under the Amended Credit Agreement is reduced from $75.0 million in the aggregate during the term of the Amended Credit Agreement to $5.0 million in the aggregate during the period from July 30, 2014 through the remaining term of the Amended Credit Agreement, and all of those asset dispositions must be for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that those limitations do not apply to an asset disposition of the Mortgaged Property, if that asset disposition generates net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	in addition to the existing limitation on sale and leaseback transactions that the net cash proceeds received therefrom may not exceed $125.0 million in the aggregate during the term of the Amended Credit Agreement, any sale and leaseback transaction must be for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that any sale and leaseback transaction of the Mortgaged Property will be deemed to be for fair market value and an adequate cash purchase consideration, if it generates net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	the permitted indebtedness consisting of secured indebtedness at any time outstanding (and not otherwise permitted by the Amended Credit Agreement) is reduced from $25.0 million to $5.0 million in aggregate principal amount; and

•	permitted liens to secure indebtedness, obligations and/or liabilities at any one time outstanding (which liens are not otherwise permitted by the Amended Credit Agreement) may not secure debt in excess of $5.0 million in aggregate principal amount, reduced from the original $25.0 million.

If any collateral is sold in a transaction permitted under the Amended Credit Agreement or is financed by indebtedness permitted under the Amended Credit Agreement, the administrative agent will release the mortgage on, or other security interest in, that collateral.

If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and to obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated;

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable; and

•	we could be required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for our obligations with respect to outstanding letters of credit, if that cash collateral has not already been posted.

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

Beginning on February 28, 2013, we have consolidated the PEAKS Trust in our consolidated financial statements. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Senior Debt matures in January 2020 and bears interest at a variable rate based on the LIBOR, plus a 550 basis point margin. The minimum LIBOR rate applied to the PEAKS Senior Debt cannot be less than 2.00%. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. Under the terms of the PEAKS Program documents, however, amounts received on a monthly basis by the PEAKS Trust that exceed the fees and expenses of the PEAKS Trust then due and the interest then due on the PEAKS Senior Debt are to be paid to reduce the outstanding principal balance of the PEAKS Senior Debt. We estimate that the amounts received in 2014 by the PEAKS Trust from the PEAKS Trust Student Loan borrowers that could be used to reduce the outstanding principal balance of the PEAKS Senior Debt, will not be material. The assets of the PEAKS Trust (which include, among other assets, the PEAKS Trust Student Loans) serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. Payment of the PEAKS Senior Debt may be accelerated by the indenture trustee of the PEAKS Trust or by the holders of the PEAKS Senior Debt in response to certain events of default under the PEAKS Indenture, including, among other things:

•	a payment default by the PEAKS Trust;

•	a default in the performance or observation of the PEAKS Trust’s covenants, agreements or conditions under the PEAKS Indenture;

•	a breach of our obligations under the PEAKS Guarantee; and

•	certain bankruptcy events with respect to the PEAKS Trust or us.

An acceleration of the payment of the PEAKS Senior Debt would result in an acceleration of our obligation to pay the full amount of the PEAKS Senior Debt pursuant to the terms of the PEAKS Guarantee, if the PEAKS Trust was not able to make that payment (and we believe that it is unlikely that the PEAKS Trust would be able to make that payment). The acceleration of our obligation to pay the full amount of the PEAKS Senior Debt, and/or our inability to make that payment, could also result in cross-defaults under the Amended Credit Agreement.

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation and other factors, we were not in compliance with those metrics as of March 31, 2014. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Guarantee.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports or, with respect to periods in 2014 through June 30, 2014, delivered quarterly reports to the indenture trustee of the PEAKS Trust, we believe that the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling approximately $60.3 million, in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a payment under the PEAKS Guarantee of $50.0 million, which payment, along with other payments that we made to the PEAKS Trust in recent months, included amounts that would have become due between April 2013 and

September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the PEAKS Indenture. In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Amended Credit Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and the additional guarantee payments we made under the PEAKS Guarantee through October 9, 2014 satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the breach of the PEAKS Guarantee and event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

We estimate that we have made, and will make, payments under the PEAKS Guarantee of approximately $158.8 million in the year ending December 31, 2014 to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio. That estimated amount includes the:

•	$40.0 million that we paid in March 2014 pursuant to the Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 6 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Letter Agreement);

•	payments totaling approximately $51.7 million that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	$50.0 million that we paid in October 2014, as described in the immediately preceding paragraph.

The amount of the assets of the PEAKS Trust for purposes of computing the Asset/Liability Ratio was $265.6 million as of March 31, 2014 and $160.9 million as of September 30, 2014. The outstanding principal balance of the PEAKS Senior Debt was approximately $214.5 million as March 31, 2014 and $162.8 million as of September 30, 2014. The carrying value of the PEAKS Senior Debt was approximately $189.5 million as of March 31, 2014. We recorded $130.7 million of the total carrying value of the PEAKS Senior Debt as a current liability as of March 31, 2014, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following March 31, 2014 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226.1 million. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257.5 million. The $31.4 million difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately 9.6% per annum in the three months ended March 31, 2014 and 12.40% per annum in the three months ended March 31, 2013. We recognized interest expense on the PEAKS Senior Debt of:

•	$6.1 million in the three months ended March 31, 2014, which included $1.5 million of discount accretion; and

•	$2.4 million in the three months ended March 31, 2013, which included $0.7 million of discount accretion.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our 2009 RSA and PEAKS Guarantee payments, letter of credit cash collateralization, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the 2009 RSA and PEAKS Guarantee, provide cash collateral for letters of credit, construct facilities, or repay loans will not have a material adverse effect on our expansion plans, planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards or ability to conduct normal operations over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based are numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. As of June 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has and will continue to reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. We believe that the amounts receivable from students to us have decreased, and will continue to decrease in future periods, as more students utilize the Opportunity Scholarship, instead of internal student financing.

Our revenue decreased in the three months ended March 31, 2014 compared to the same period in the prior year, partially as a result of the increase in institutional scholarships and awards provided to our students. As a result of the increase in institutional scholarships and awards, our revenue decreased $50.3 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in institutional scholarships and awards in the three months ended March 31, 2014 was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013 and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

We believe that the amount of institutional scholarships that we expect to award in 2014 and, to a lesser extent, other factors will have the effect of reducing our Core Operations revenue per student in 2014 compared to 2013.

In 2013 and 2012 we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. As of March 31, 2014, our accounts receivable less allowance for doubtful accounts decreased $28.9 million, or 27.2%, to $77.4 million compared to $106.3 million as of March 31, 2013, primarily due to:

•	a decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

The internal student financing provided to a student is generally due and payable by the student at the end of the student’s academic year (which is generally nine months) or enrollment, whichever occurs first. Both the delay in our receipt of internal student financing payments compared to our receipt of private education loan proceeds and the increased amount of internal student financing that we provide to our students have negatively impacted our liquidity and cash flows from operating activities. The increased amount of internal student financing that we have provided to our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing which resulted in an increase in our bad debt expense as a percentage of revenue in the three months ended March 31, 2014 to 7.0% compared to 5.4% in the three months ended March 31, 2013. The 4.3-day decrease in our days sales outstanding to 29.3 days at March 31, 2014 compared to 33.6 days at March 31, 2013 was primarily attributable to the decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students.

We plan to continue offering the Opportunity Scholarship and other scholarships, which we believe will reduce the amount of internal student financing that we provide to our students. The increased use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth our specified contractual obligations as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$157,063	$42,676	$66,391	$35,655	$12,341
Debt under Amended Credit Agreement(a)	52,682	52,682	0	0	0
PEAKS Trust senior debt (b)	250,448	143,165	25,031	24,758	57,494
Claims and contingencies-2009 RSA(c)	129,290	10,731	31,104	87,455	0

Total	$589,483	$249,254	$122,526	$147,868	$69,835

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $50.0 million outstanding balance under the Amended Credit Agreement as of March 31, 2014 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of March 31, 2014.

(b)	The PEAKS Trust Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of March 31, 2014, December 31, 2013 and March 31, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed under “— Private Education Loan Program Obligations.” See also Note 6 – Variable Interest Entities and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of March 31, 2014. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 6 – Variable Interest Entities, Note 8 – Debt and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The $129.3 million in the Claims and contingencies-2009 RSA line item represents our estimate of the amounts that we believe will be owed by us in the periods indicated related to our guarantee obligations under the 2009 RSA. These estimated amounts were included in the calculation of the amount to record as contingent liabilities, as were estimated collections from charged-off loans. Our contingent liability for the 2009 RSA includes the total estimated payments and estimated recoveries, net of a $8.7 million discount representing the time value of money, and was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2014. The amounts shown in the table have not been reduced by amounts from the recovery of charged-off loans under the 2009 Loan Program, which can be used to offset amounts owed by us under the 2009 RSA and which we estimate could be approximately $4.7 million and paid to us over the seven-year period following March 31, 2014. See Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the 2009 RSA. The estimated timing and amounts shown in the above table were based on various assumptions and, therefore, are subject to change.

The table above does not reflect unrecognized tax benefits of $22.2 million and accrued interest related to unrecognized tax benefits of $6.6 million, because we cannot reasonably predict the timing of the resolution of the related tax positions.

Off-Balance Sheet Arrangements

As of March 31, 2014, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2014, the total face amount of those surety bonds was approximately $20.5 million. As of March 31, 2014, we also had caused approximately $2.2 million of letters of credit to be issued to our workers’ compensation insurers.

We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. We also caused a letter of credit in the amount of $0.1 million to be issued and submitted to one of our state regulatory agencies in September 2014. As of October 31, 2014, the amount of the outstanding letters of credit that we have caused to be issued was $82.1 million. See “— Financial Condition, Liquidity and Capital Resources – Financing,” for a further discussion of the ED Letter of Credit.

As of March 31, 2014, we concluded that we were not required to consolidate the 2009 Entity in our condensed consolidated financial statements. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. At this time, we are unable to quantify the impact of a consolidation of the 2009 Entity into our consolidated financial statements, but it could have a material adverse effect on our consolidated financial statements. See “— Private Education Loan Program Obligations” and Note 6 – Variable Interest Entities and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase the student loans from the lender. In the three months ended December 31, 2012, we determined that it was probable that we would not collect the amount of the Subordinated Note and, therefore, recorded an impairment charge for the total amount of the Subordinated Note.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on, and all intercompany transactions were eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our consolidated balance sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

We believe that it is probable that we will make payments under the PEAKS Guarantee and estimate that those payments may be approximately $163.2 million in 2014, $9.8 million in 2015 and $46.7 million in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $94.4 million as of December 31, 2014 and $0.0 million as of January 31, 2020. See Note 8 – Debt and Note 11 –Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Asset/Liability Ratio. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $47.9 million of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based. Included in the estimated amount to be paid in 2014 are:

•	the $40.0 million payment we made in March 2014 pursuant to the Letter Agreement, which is considered to be a payment under the PEAKS Guarantee;

•	the payments totaling $51.7 million that we made from in July 2014 through September 2014 to satisfy our obligation under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	the $50.0 million payment we made in October 2014 to satisfy our obligation under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods.

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

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. Making Discharge Payments may result in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Discharge Payments.

We believe that it is probable that we will make additional payments under the 2009 RSA. We are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. Pursuant to the 2009 RSA, we have the right to offset amounts that we owe under the 2009 RSA by the amount of recoveries from charged-off loans made under the 2009 Loan Program that are owed, but have not been paid, to us. The following table sets forth, in the periods indicated, our projections as of March 31, 2014 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay (or that we expected will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Year	Estimated Regular Payments	Estimated Discharge Payments		Estimated Total Payments	Estimated Recoveries
	(In Thousands)
2014(1)	$7,452	$0	(2)	$7,452	$(791)
2015	14,251	0		14,251	(1,200)
2016	16,060	0		16,060	(1,200)
2017	16,333	0		16,333	(1,200)
2018 and later	0	75,194		75,194	(300)

Total	$54,096	$75,194	(2)	$129,290	$(4,691)

(1)	Estimated payments and recoveries between April 1, 2014 and December 31, 2014.
(2)	The $2.6 million Discharge Payment that we made on November 12, 2014 pursuant to the terms of the Fourth Amendment to 2009 RSA is not included, because the amounts in this table represent our projections as of March 31, 2014.

We believe that the vast majority of the $75.2 million of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the 2009 RSA assume, among other factors, that we do not make any Discharge Payments until 2018 and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $97.4 million of Regular Payments in 2018 through 2027. Of this amount, approximately $15.1 million to $16.4 million would be paid annually in each of 2018 through 2022, and approximately $16.6 million, in the aggregate, would be paid in 2023 through 2027.

The estimated amount and timing of future payments and recoveries with respect to the RSAs discussed above and elsewhere in this report are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. The assumptions included, among other things, the following:

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

If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

•	would constitute a default under the applicable program documents;

•	could, potentially, result in cross-defaults under the Amended Credit Agreement; and

•	could have a material adverse effect on our compliance with the regulations of the ED, state education and professional licensing authorities, the accrediting commissions that accredit our institutions and other agencies that regulate us.

In addition, payments that we do make under the RSAs will reduce the cash we have available to use for other purposes. If we are required to pay material amounts under the RSAs, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of March 31, 2014, December 31, 2013 and March 31, 2013, the total collateral maintained in a restricted bank account was approximately $8.6 million. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were in compliance with those covenants as of March 31, 2014 after giving effect to the Fourth Amendment to 2009 RSA.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly compliance certificates that we were required to deliver to the 2009 Entity under the 2009 RSA were inaccurate. Those inaccuracies did not affect our compliance with the financial ratio covenants in the 2009 RSA as of March 31, 2013. We were not, however, in compliance with certain financial ratio covenants in the 2009 RSA as of June 30, 2013 or subsequent fiscal quarter measurement dates through June 30, 2014. Further, due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, we did not timely deliver the required compliance certificates under the 2009 RSA with respect to those periods. As a result of our noncompliance with certain financial ratio covenants as of June 30, 2013 and subsequent fiscal quarter measurement dates through June 30, 2014, the amount of collateral required to be maintained in the restricted bank account would have been increased by approximately $2.6 million. On November 6, 2014, we and the 2009 Entity entered into the Fourth Amendment to 2009 RSA. The Fourth Amendment to 2009 RSA provides that we are not required to comply with certain financial ratio covenants under the 2009 RSA that we otherwise would not have been in compliance with from June 30, 2013 through June 30, 2014 and that we do not expect to be in compliance with as of September 30, 2014 or December 31, 2014. The Fourth Amendment to 2009 RSA also provides that the failure to comply with those financial ratio covenants during those periods will not require an increase in the amount of collateral required to be maintained under the 2009 RSA. In lieu of such an increase in the required collateral, pursuant to the Fourth Amendment to 2009 RSA, we made a payment of $2.6 million to the 2009 Entity on November 12, 2014, which payment was considered a Discharge Payment under the 2009 RSA.

The following table sets forth the approximate aggregate amount of the guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that we made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

	Three Months
	Ended March 31,
Type of Payment (Receipt)	2014	2013
	(In Thousands)
Guarantee:
PEAKS Program	$40,713	$1,239	(1)
2009 RSA Regular Payments	1,158	306
2009 RSA Discharge Payments	0	0
Payments on Behalf of Borrowers	1,832	1,855	(2)
2009 RSA-Recoveries from Charged-Off Loans	0	(103)

Total	$43,703	$3,297

(1)	Of this amount, $854 was paid prior to the Consolidation.
(2)	Of this amount, $532 was paid prior to the Consolidation.

In the three months ended March 31, 2014, the 2009 Entity did not remit to us $0.2 million of recoveries from charged-off loans that were owed to us. In the three months ended March 31, 2013, the 2009 Entity did not remit to us $0.1 million of recoveries from charged-off loans that were owed to us. We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2014 and March 31, 2013. In the three months ended March 31, 2013, we offset $0.5 million owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional Regular Payments in that amount. See below for a further discussion of the Offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2013.

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

We further understand the 2009 Entity’s position to be that, because the Offset was improper, we are in default under the 2009 RSA. In April 2013, the 2009 Entity notified us that it had taken control of the restricted account containing the Collateral. At that time, the amount of funds in that account was approximately $8.6 million. To our knowledge, the 2009 Entity has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the 2009 Loan Agreement and the 2009 RSA does not constitute an event of default under the 2009 RSA, and that the 2009 Entity’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the 2009 Entity. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the 2009 RSA related to the Offset, we may be required to pay to the 2009 Entity approximately $8.6 million, representing the amount of the Offset, net of approximately $0.8 million of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the 2009 Entity was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

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

At the end of each reporting period, we assess whether we should recognize a contingent liability related to our guarantee obligations under the 2009 RSA and, if so, in what amount. As with any assessment, as facts and circumstances change, the recorded liability could change, and has changed, significantly. In order to make this assessment, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program over the life of those loans. The life of a private education loan made under the 2009 Loan Program or PEAKS Program may be in excess of ten years, and those assumptions included, among other things:

•	the repayment performance of the private education loans made under the 2009 Loan Program;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans;

•	the amounts and timing of collections in the future on those private education loans that have defaulted; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

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

The recorded liability related to our guarantee obligations under the 2009 RSA was approximately $115.9 million as of March 31, 2014, compared to $116.9 million as of December 31, 2013 and $31.8 million as of March 31, 2013. The recorded liability for our guarantee obligations under the 2009 RSA was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets. See Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the recorded liability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Amended Credit Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the PEAKS Trust Student Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three months ended March 31, 2014.

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

At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on October 16, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2013, because of material weaknesses in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below. We have also conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of our DCP as of March 31, 2014. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because the previously identified material weaknesses in our ICFR had not been fully remediated as of March 31, 2014, our DCP were not effective as of March 31, 2014.

Notwithstanding the material weaknesses described below, our management concluded, based on work performed during the quarter ended March 31, 2014 and during the restatement and revision process completed for our 2013 fiscal year, that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this report.

Material Weaknesses in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, our management concluded that we did not maintain effective ICFR as of December 31, 2013, because of material weaknesses in our ICFR. Specifically, we did not maintain effective controls related to:

•	the assessment of events that could affect the determination of whether we are the primary beneficiary of VIEs in which we hold a variable interest;

•	the assessment of the completeness and accuracy of the data maintained by the servicer of the private education loans that are owned by a VIE that we were required to consolidate;

•	the review of assumptions and methodologies developed by third-party consultants to project guarantee obligations under the 2009 RSA; and

•	the timely identification and communication of information relevant to the private education loan programs to those members of our management who are responsible for our financial reporting process.

Our management determined that these material weaknesses resulted in adjustments to multiple line items on our financial statements during the preparation of our annual consolidated financial statements for the fiscal year ended December 31, 2013 and the restatement of our interim consolidated financial statements as of and for the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013, or could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that each of these deficiencies constituted a material weakness in our ICFR as of December 31, 2013. See “Management’s Plan for Remediation” of the deficiencies, below.

Management’s Plan for Remediation

Our management and Board of Directors are committed to the remediation of the material weaknesses, as well as the continued improvement of our overall system of ICFR. We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses, primarily through additional review procedures and engaging supplemental resources. We believe these measures will remediate the control deficiencies. We have not, however, completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. Therefore, the material weaknesses have not been remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures are required to address the control deficiencies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. On July 22, 2014, the district court denied most of our motion to dismiss all of the plaintiffs’ claims for failure to state a claim for which relief can be granted. On August 5, 2014, we filed our answer to the second amended complaint denying all of the plaintiffs’ claims and the parties are currently engaged in discovery. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the second amended complaint.

On September 30, 2014, a complaint in the Banes Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: David Banes, Individually and on Behalf of All Others Similarly Situated v. Kevin M. Modany, et al. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

•	misleading investors regarding the integrity of our financial reporting, including the reporting of the PEAKS Trust;

•	knowingly or recklessly making materially false and/or misleading statements and/or failing to disclose material adverse facts about our business operations and prospects, including that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and the PEAKS Program; and

•	we lacked adequate internal controls over financial reporting;

•	knowingly or recklessly engaging in acts, transactions, practices and courses of business that operated as a fraud or deceit upon the plaintiff and the purported class;

•	employing devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock;

•	deceiving the investing public, including the plaintiff and the purported class; and

•	artificially inflating and maintaining the market price of our common stock and causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 26, 2013 through September 19, 2014. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified damages, interest, costs and expenses, including counsel fees and expert fees, and such other relief as the court deems proper. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the complaint.

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

The putative class period in this action is from February 26, 2013 through September 18, 2014. The plaintiff seeks, among other things:

•	the designation of this action as a class action;

•	an award of unspecified compensatory damages, including interest;

•	an award of reasonable costs and expenses, including counsel fees and expert fees; and

•	such other relief as the court deems proper.

All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the complaint.

On October 9, 2014, a complaint in the Jindal Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the caption: Kumud Jindal, Individually and on Behalf of All Others Similarly Situated v. Kevin M. Modany, et al. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. In particular, the complaint alleges that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and PEAKS Program;

•	we lacked adequate internal controls over financial reporting;

•	our financial statements were materially false and misleading at all relevant times;

•	we engaged in acts, transactions, practices and courses of business which operated as a fraud and deceit upon the plaintiff and the purported class;

•	we employed devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock; and

•	we artificially inflated and maintained the market price of our common stock, causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in this action is from April 26, 2013 through September 19, 2014. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified damages, interest, attorneys’ fees, expert fees and other costs, and such other relief as the court deems proper. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the complaint.

On November 7, 2014, the parties in the Banes Litigation, Tarapara Litigation and Jindal Litigation filed a stipulation to consolidate the Tarapara Litigation and Jindal Litigation into the Banes Litigation.

On May 8, 2013, a complaint in the Wilfred Litigation was filed against two of our current executive officers and all but one of our current Directors in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. The complaint alleges, among other things, that from April 24, 2008 through February 25, 2013, the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, wasting our corporate assets and being unjustly enriched, by:

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

On October 15, 2014, the plaintiff gave the requisite notice terminating the additional stay.

On May 27, 2014, a complaint in the Nottenkamper Litigation was filed against two of our current executive officers, all but one of our current Directors and one former Director in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. The complaint alleges, among other things, that from 2008 to May 27, 2014, the defendants engaged in illicit conduct, made false and misleading statements, concealed the truth and failed to disclose material information concerning:

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

On February 27, 2014, the New Mexico Attorney General filed a complaint in the New Mexico Litigation against us in the District Court of New Mexico under the following caption: State of New Mexico, ex rel. Gary K King, Attorney General v. ITT Educational Services, Inc., et al. On April 4, 2014, we removed the New Mexico Litigation to the U.S. District Court for the District of New Mexico. In April 2014, the Attorney General filed a motion to remand the New Mexico Litigation to the District Court of New Mexico. The complaint alleges, among other things, that we engaged in a pattern and practice of exploiting New Mexico consumers by using deceptive, unfair, unconscionable and unlawful business practices in the marketing, sale, provision and financing of education goods and services in violation of New Mexico’s Unfair Practices Act. In particular, the complaint contains allegations that:

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

We have provided the information requested, including testimony of senior employees. On August 7, 2014, we received a “Wells Notice” from the Staff of the SEC notifying us that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. According to the Staff, the enforcement action would allege violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13a-15 under the Exchange Act. The proposed action relates primarily to certain disclosures and accounting surrounding the PEAKS Program and 2009 Loan Program. On October 23, 2014, our Chief Executive Officer and Chief Financial Officer received similar Wells Notices. The Wells Notices said that the Staff’s recommendation may:

•	involve a civil injunctive action, public administrative proceeding and/or cease-and-desist proceeding against us; and

•	seek remedies that include an injunction, a cease-and-desist order and monetary relief, including civil monetary penalties.

A Wells Notice is neither a formal allegation nor a finding of wrongdoing. Instead, it is a preliminary determination by the Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. Accordingly, we made a submission to the Staff in response to the Wells Notice we received that set forth why the factual record does not support the enforcement action recommended by the Staff and that any perceived shortcomings were made in good faith. Our Chief Executive Officer and Chief Financial Officer each have made a similar submission. All of the recipients of the Wells Notices intend to defend themselves vigorously.

We cannot predict the outcome of any legal action or whether the matters will result in any settlement. We cannot assure you that the ultimate outcome of the SEC investigation, any legal action by the SEC or any settlement will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 before deciding to invest in, or retain, shares of our common stock. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

If the ED’s new gainful employment regulations withstand challenge, and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs.

On October 31, 2014, the ED issued final regulations that will become effective on July 1, 2015, specifying requirements related to programs of study that are intended to lead to gainful employment in a recognized occupation (the “New GE Rule”). Those requirements include two debt-to-earnings rates (“D/E Rates”) to be calculated every year, consisting of a debt-to-annual earnings (“aDTE”) rate and a debt-to-discretionary income (“dDTI”) rate.

The aDTE rate is calculated by comparing (i) the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program and (ii) the higher of the mean or median of those students’ annual earnings approximately two to four years after they graduate, to arrive at a percentage rate. The dDTI rate is calculated by comparing (i) the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program and (ii) the higher of the mean or median of those students’ discretionary income approximately two to four years after they graduate to arrive at a percentage rate. The ED receives the earnings data used to calculate the aDTE and dDTI rates from the Social Security Administration (“SSA”). Institutions do not have access to the SSA earnings information.

A program must achieve an aDTE rate at or below 8%, or a dDTI rate at or below 20%, to be considered “passing.” A program with an aDTE rate greater than 8% but less than or equal to 12%, or a dDTI rate greater than 20% but less than or equal to 30%, is considered “in the zone.” A program with an aDTE rate greater than 12% and a dDTI rate greater than 30%, is considered “failing.” A program will cease to be eligible for students to receive Title IV Program funds, if its aDTE rate and dDTI rate are failing in two out of any three consecutive award years or both of those rates are either failing or in the zone for four consecutive award years for which the ED calculates D/E Rates. An award year under the Title IV Programs begins on July 1st and ends on June 30th of the immediately succeeding calendar year.

If a program could become ineligible for students to use Title IV Program funds based on its D/E Rates for the next award year, which could occur based on the program’s D/E Rates for a single year, the institution must:

•	deliver a warning to current and prospective students in that program at the prescribed time and by a prescribed method which, among other things, states that students may not be able to use Title IV Program funds to attend or continue to attend the program (“Warning”); and

•	not enroll, register or enter into a financial commitment with a prospective student in the program, until three business days after (a) a Warning is provided to the prospective student or (b) a subsequent Warning is provided to the prospective student, if more than 30 days have passed since the Warning was first provided to the prospective student.

The New GE Rule also requires institutions to make additional public disclosures and report additional information to the ED with respect to each program that leads to gainful employment in a recognized occupation. We believe that the additional disclosure and reporting requirements will be administratively burdensome, will increase our compliance costs, and could cause fewer students to enroll in our programs of study.

If a program becomes ineligible for students to use Title IV Program funds, the institution cannot seek to reestablish the eligibility of that program, or establish the eligibility of a similar program, based on having a classification of instructional program (“CIP”) code that has the same first four digits as the CIP code of the ineligible program, until three years following the date on which the program became ineligible.

We cannot predict with any certainty which or how many of our programs of study may become ineligible or subject to a Warning under the New GE Rule. While we are evaluating the potential impact of the New GE Rule, we cannot predict what the impact will be on our operations. Compliance with the New GE Rule could reduce our enrollments, increase our cost of doing business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

In response to the predecessor of the New GE Rule that was issued in 2011, we made significant changes to the programs of study that we offer. This prior rule also put downward pressure on our tuition prices, to help prevent students from incurring debt that exceeded the levels required for a program to remain eligible for students to receive Title IV Program funds. This, in turn, increased the percentage of our revenue that is derived from Title IV Programs, which could adversely impact our compliance with other ED regulations. We have also limited enrollment in certain programs of study and substantially increased our efforts to promote student loan repayment. These pressures and other factors are likely to continue under the New GE Rule. Any or all of these factors could reduce our enrollment and/or increase our cost of doing business, perhaps materially, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2014, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of March 31, 2014. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 5.	Other Information.

On November 6, 2014, we and the 2009 Entity entered into the Fourth Amendment to 2009 RSA. The Fourth Amendment to 2009 RSA provides that we are not required to comply with certain financial ratio covenants under the 2009 RSA that we otherwise would not have been in compliance with from June 30, 2013 through June 30, 2014 and that we do not expect to be in compliance with from September 30, 2014 through December 31, 2014. The Fourth Amendment to 2009 RSA also provides that the failure to comply with those financial ratio covenants during those periods will not require an increase in the amount of collateral required to be maintained under the 2009 RSA. In lieu of such an increase in the required collateral, pursuant to the Fourth Amendment to 2009 RSA, we made a payment of $2.6 million to the 2009 Entity on November 12, 2014, which payment was considered a Discharge Payment under the 2009 RSA. The above summary of the Fourth Amendment to 2009 RSA is qualified in its entirety by the full text of the Fourth Amendment to 2009 RSA, a copy of which is attached hereto as Exhibit 10.4 and incorporated herein by reference.

We entered into the November Consent with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The November Consent provides that our internally prepared consolidated balance sheet and related statements of operations, stockholders’ equity and cash flows, and the certificate of a financial officer as described in Section 5.01(c) of the Amended Credit Agreement, in each case, as of and for the fiscal quarter ending June 30, 2014, required to be furnished by us, are required to be furnished by November 21, 2014, instead of November 15, 2014 (the date established by the October Consent).

On November 14, 2014, our Board of Directors designated Angela K. Knowlton as our principal accounting officer. Ms. Knowlton, age 52, has served as our Senior Vice President, Controller and Treasurer since March 2010. She served as our Vice President, Controller and Treasurer from February 2006 to March 2010. Prior to the designation of Ms. Knowlton as our principal accounting officer, Daniel M. Fitzpatrick, our Executive Vice President, Chief Financial Officer, served as both our principal financial officer and our principal accounting officer. Mr. Fitzpatrick continues to serve as our Executive Vice President, Chief Financial Officer and as our principal financial officer.

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

Date: November 14, 2014

	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Letter Agreement, dated as of March 17, 2014, between ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the holders of the senior debt signatory thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on March 21, 2014)

10.2	First Amendment to Credit Agreement, dated as of March 31, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on April 4, 2014)

10.3	Form of Amendment to Certain Restricted Stock Unit Award Agreements (incorporated herein by reference from Exhibit 10.22 to ITT/ESI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.4	Fourth Amendment to Risk Sharing Agreement, dated as of November 6, 2014, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC

10.5	Consent to Credit Agreement, entered into as of October 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements