Form 10-Q
period 2014-06-30
ITT EDUCATIONAL SERVICES INC
filed 2014-11-19
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

June 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

Condensed Consolidated Balance Sheets as of June 30, 2014 and 2013 (unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2014 and 2013	4

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2014 and 2013	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2014 and 2013	6

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013 (unaudited) and the year ended December 31, 2013	7

Notes to Condensed Consolidated Financial Statements	8

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,956	$215,771	$182,568
Restricted cash	2,768	5,636	5,819
Accounts receivable, net	68,937	99,530	125,927
PEAKS Trust student loans, less allowance for loan losses of $0, $0 and $0	7,420	7,730	7,307
Deferred income taxes	67,415	77,549	68,215
Prepaid expenses and other current assets	36,056	28,400	20,015

Total current assets	407,552	434,616	409,851
Property and equipment, net	158,947	168,509	179,095
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $38,420, $29,349 and $4,319	65,997	76,479	101,375
Deferred income taxes	78,218	68,324	45,267
Other assets	65,505	58,923	31,990

Total assets	$776,219	$806,851	$767,578

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$50,000	$0
Current portion of PEAKS Trust senior debt	132,429	157,883	102,695
Accounts payable	75,918	58,021	63,719
Accrued compensation and benefits	23,320	18,107	26,219
Other current liabilities	46,233	42,136	43,177
Deferred revenue	131,378	147,630	113,891

Total current liabilities	459,278	473,777	349,701
Long-term debt	0	0	120,000
PEAKS Trust senior debt, excluding current portion	58,442	71,341	124,983
Other liabilities	138,361	146,087	43,208

Total liabilities	656,081	691,205	637,892

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	198,806	200,040	195,141
Retained earnings	944,431	940,449	970,405
Accumulated other comprehensive income (loss)	2,670	3,146	(7,787)
Treasury stock, 13,665,129, 13,698,716 and 13,700,051 shares, at cost	(1,026,140)	(1,028,360)	(1,028,444)

Total shareholders’ equity	120,138	115,646	129,686

Total liabilities and shareholders’ equity	$776,219	$806,851	$767,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$238,096	$260,459	$476,019	$545,521
Costs and expenses:
Cost of educational services	116,276	123,541	236,391	247,717
Student services and administrative expenses	97,547	98,335	196,785	200,056
Legal and professional fees related to certain lawsuits, investigations and accounting matters	8,380	213	13,927	1,713
Loss related to loan program guarantees	0	0	0	3,803
Provision for PEAKS Trust student loan losses	9,071	4,319	9,071	4,319

Total costs and expenses	231,274	226,408	456,174	457,608

Operating income	6,822	34,051	19,845	87,913
(Loss) on consolidation of PEAKS Trust	0	0	0	(73,248)
Interest income	15	25	34	59
Interest (expense)	(6,263)	(7,369)	(13,164)	(10,943)

Income (loss) before provision for income taxes	574	26,707	6,715	3,781
Provision for income taxes	182	6,503	2,701	849

Net income	$392	$20,204	$4,014	$2,932

Earnings per share:
Basic	$0.02	$0.86	$0.17	$0.13
Diluted	$0.02	$0.86	$0.17	$0.12
Weighted average shares outstanding:
Basic	23,459	23,414	23,453	23,406
Diluted	23,785	23,550	23,815	23,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$392	$20,204	$4,014	$2,932
Other comprehensive income (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0, $182, $0 and $393	0	286	0	619
Prior service cost (credit) amortization, net of income tax of $150, $151, $301 and $302	(238)	(238)	(476)	(476)

Other comprehensive income (loss), net of tax	(238)	48	(476)	143

Comprehensive income	$154	$20,252	$3,538	$3,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income	$392	$20,204	$4,014	$2,932
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,508	7,351	12,970	14,643
Provision for doubtful accounts	13,767	14,924	30,382	30,229
Deferred income taxes	(1,594)	1,484	(2,010)	(13,899)
Stock-based compensation expense	2,311	2,301	4,862	5,394
Settlement cost	0	0	0	(46,000)
Accretion of discount on PEAKS Trust student loans	(3,239)	(4,104)	(6,372)	(5,464)
Accretion of discount on PEAKS Trust senior debt	1,441	1,381	2,982	2,033
Provision for PEAKS Trust student loan losses	9,071	4,319	9,071	4,319
Loss on consolidation of PEAKS Trust	0	0	0	73,248
Other	(248)	71	(428)	365
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	1,525	874	2,868	(638)
Accounts receivable	(5,320)	(34,543)	982	(77,228)
PEAKS Trust student loans	4,083	3,392	8,093	4,579
Accounts payable	8,582	6	17,897	415
Other operating assets and liabilities	(5,545)	(2,121)	(9,430)	(8,032)
Deferred revenue	(10,171)	(6,737)	(17,400)	(22,009)

Net cash flows from operating activities	21,563	8,802	58,481	(35,113)

Cash flows from investing activities:
Facility expenditures	(145)	(360)	(157)	(460)
Capital expenditures, net	(1,002)	(1,955)	(2,500)	(3,373)
Acquisition of company	(584)	0	(5,033)	0
Proceeds from repayment of notes	97	107	193	322
Note advances and purchases of investments	(1)	0	(1)	(1,241)

Net cash flows from investing activities	(1,635)	(2,208)	(7,498)	(4,752)

Cash flows from financing activities:
Proceeds (repayment) from revolving borrowings	0	(30,000)	0	(20,000)
Repayment of PEAKS Trust senior debt	0	(661)	(41,070)	(661)
Repurchase of common stock and shares tendered for taxes	(7)	(3)	(728)	(371)

Net cash flows from financing activities	(7)	(30,664)	(41,798)	(21,032)

Net change in cash and cash equivalents	19,921	(24,070)	9,185	(60,897)
Cash and cash equivalents at beginning of period	205,035	206,638	215,771	243,465

Cash and cash equivalents at end of period	$224,956	$182,568	$224,956	$182,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2012	37,069	$371	$197,113	$967,473	$(7,930)	(13,744)	$(1,031,262)	$125,765

For the six months ended June 30, 2013 (unaudited):
Net income				2,932				2,932
Other comprehensive income, net of income tax					143			143
Equity award vesting and exercises			(3,189)			66	3,189	0
Tax benefit from equity awards			(4,177)					(4,177)
Stock-based compensation			5,394					5,394
Shares tendered for taxes						(22)	(371)	(371)

Balance as of June 30, 2013	37,069	371	195,141	970,405	(7,787)	(13,700)	(1,028,444)	129,686

For the six months ended December 31, 2013 (unaudited):
Net (loss)				(29,956)				(29,956)
Other comprehensive income, net of income tax					10,933			10,933
Equity award vesting and exercises			(108)			2	108	0
Tax benefit from equity awards			(1,237)					(1,237)
Stock-based compensation			6,244					6,244
Shares tendered for taxes						(1)	(24)	(24)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646

For the six months ended June 30, 2014 (unaudited):
Net income				4,014				4,014
Other comprehensive (loss), net of income tax					(476)			(476)
Equity award vesting and exercises			(2,878)			52	2,878	0
Tax benefit from equity awards			(3,218)					(3,218)
Stock-based compensation			4,862					4,862
Shares tendered for taxes						(19)	(728)	(728)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of June 30, 2014	37,069	$371	$198,806	$944,431	$2,670	(13,665)	$(1,026,140)	$120,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Dollars in thousands, except per share data and unless otherwise stated)

1. The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2014, we were offering:

•	master, bachelor and associate degree programs to approximately 55,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

In addition, we offered one or more of our online degree programs to students who are located in all 50 states. As of June 30, 2014, we had 148 college locations (including 146 campuses and two learning sites) in 39 states and two training facilities. As of September 30, 2014, we had eliminated both training facilities by transferring the activities conducted at those training facilities to our college locations. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 3 – Acquisition, for additional discussion of the acquisition of the Ascolta business. Our corporate headquarters are located in Carmel, Indiana.

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

3. Acquisition

On January 31, 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. for approximately $5,186, of which $5,033 was paid in the six months ended June 30, 2014 and the remaining $153 was paid by October 31, 2014. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta and offered short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of the Ascolta business allowed us to expand our offerings in the short-term learning solutions market by integrating the Ascolta operations into the Center for Professional Development @ ITT Technical Institute (the “CPD”).

Our condensed consolidated financial statements include the results of the Ascolta business from the acquisition date. The revenue and expenses of the Ascolta business included in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2014 were not material. Our revenue, net income and earnings per share would not have been materially affected, if the revenue and expenses of the Ascolta business were presented for the three and six months ended June 30, 2014 and 2013 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not material.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of June 30, 2014:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$219,440	$219,440	$0	$0
Restricted cash:
Money market fund	1,345	1,345	0	0
Other assets:
Money market fund	8,627	8,627	0	0

	$229,412	$229,412	$0	$0

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

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Consolidated Balance Sheets as of June 30, 2014 or 2013.

As of June 30, 2014, the carrying value of the private education loans (“PEAKS Trust Student Loans”) owned by a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) was $73,417 and the estimated fair value was approximately $86,600. As of June 30, 2013, the carrying value of the PEAKS Trust Student Loans was $108,682 and the estimated fair value was approximately $128,200. The fair value of the PEAKS Trust Student Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Trust Student Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of the notes receivable and other receivables included in Prepaid expenses and other current assets or Other assets on our Condensed Consolidated Balance Sheet was approximately $2,500 as of June 30, 2014, $2,500 as of December 31, 2013 and $2,600 as of June 30, 2013. We estimated the fair value of the notes receivable and other receivables by discounting the future cash flows using current rates for similar arrangements. The assumptions used in this estimate are considered unobservable inputs. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our debt under our credit agreement was approximately $50,000 as of June 30, 2014, $50,000 as of December 31, 2013 and $120,000 as of June 30, 2013. The fair value of our debt under our credit agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our debt under our credit agreement. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

As of June 30, 2014, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $190,871 and the estimated fair value was approximately $205,400. As of June 30, 2013, the carrying value of the PEAKS Senior Debt was $227,678 and the estimated fair value was approximately $227,400. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

5. Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense	$2,311	$2,301	$4,862	$5,394
Income tax (benefit)	$(890)	$(886)	$(1,872)	$(2,077)

We did not capitalize any stock-based compensation cost in the three or six months ended June 30, 2014 or 2013.

As of June 30, 2014, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $15,000, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.0 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30, 2014
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,332,448	$81.77	$108,955
Granted	168,500	$27.94	4,708
Forfeited	(10,334)	$30.29	(313)
Exercised	0	$0	0
Expired	(322,441)	$70.87	(22,853)

Outstanding at end of period	1,168,173	$77.47	$90,497	2.7	$0

Exercisable at end of period	862,165	$93.85	$80,911	2.3	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on June 30, 2014 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares subject to stock options granted	0	154,000	168,500	154,000
Weighted average grant date fair value per share	$0	$9.16	$12.62	$9.16
Shares subject to stock options exercised	0	0	0	0
Intrinsic value of stock options exercised	$0	$0	$0	$0
Proceeds received from stock options exercised	$0	$0	$0	$0
Tax benefits realized from stock options exercised	$0	$0	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rates	Not applicable	0.7%	1.32%	0.7%
Expected lives (in years)	Not applicable	4.6	4.7	4.6
Volatility	Not applicable	60%	55%	60%
Dividend yield	Not applicable	None	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2014
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	737,844	$39.96
Granted	273,356	$27.79
Forfeited	(119,419)	$16.40
Vested	(52,020)	$70.04

Unvested at end of period	839,761	$37.49

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $18 in the three months ended June 30, 2014 and $174 in the three months ended June 30, 2013. The total fair market value of the RSUs that vested and were settled in shares of our common stock was $1,942 in the six months ended June 30, 2014 and $1,177 in the six months ended June 30, 2013.

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

Based on our analysis, we also concluded that we were not the primary beneficiary of the 2009 Entity as of June 30, 2014, because we did not have the power to direct the servicing activities on the private education loans owned by the 2009 Entity. As a result, we are not required under ASC 810 to consolidate the 2009 Entity in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2014. Our conclusion that we were not the primary beneficiary of the 2009 Entity did not change from the prior reporting period. Therefore, there was no effect on our condensed consolidated financial statements arising from our conclusion that we were not the primary beneficiary of the 2009 Entity. The 2009 Entity is discussed in more detail below.

We may become the primary beneficiary of the 2009 Entity, if the entity that performs the servicing activities for the 2009 Entity (the “2009 Loan Program Servicer”) fails to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the private education loans made under the 2009 Loan Program (the “2009 Servicing Agreement”). If the 2009 Loan Program Servicer fails to meet those performance criteria, we have the right to terminate the 2009 Servicing Agreement and, therefore, would be considered to have the power to direct the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity. If that occurs, we would be required to consolidate the 2009 Entity in our consolidated financial statements. As of June 30, 2014, we believed that the performance criteria specified in the 2009 Servicing Agreement were met and, therefore, we did not have the right to terminate the 2009 Servicing Agreement. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015.

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

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of June 30,
	2014	2013
Assets
Restricted cash	$1,423	$2,203
PEAKS Trust student loans, less allowance for loan losses of $0 and $0	7,420	7,307
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $38,420 and $4,319	65,997	101,375

Total assets	$74,840	$110,885

Liabilities
Current portion of PEAKS Trust senior debt	$132,429	$102,695
Other current liabilities	395	559
PEAKS Trust senior debt, excluding current portion	58,442	124,983

Total liabilities	$191,266	$228,237

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

The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, that were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$3,239	$4,104	$6,372	$5,464
Student services and administrative expenses	1,221	1,559	2,637	2,078
Provision for PEAKS Trust student loan losses	9,071	4,319	9,071	4,319
Interest expense	5,508	6,256	11,614	8,678

(Loss) before provision for income taxes	$(12,561)	$(8,030)	$(16,950)	$(9,611)

The revenue of the PEAKS Trust consists of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Condensed Consolidated Statements of Income. The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of the end of the reporting period. Interest expense of the PEAKS Trust represents interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

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

The following table sets forth the PEAKS Guarantee payments and Payments on Behalf of Borrowers that were made in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
PEAKS Guarantee	$1,088	$0	$41,801	$1,239	(1)
Payments on Behalf of Borrowers	0	3,290	1,832	5,145	(2)

Total	$1,088	$3,290	$43,633	$6,384

(1)	Of this amount, $854 was paid prior to the Consolidation.
(2)	Of this amount, $532 was paid prior to the Consolidation.

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

(collectively, “Discharge Payments”). We determined that the ability to make Discharge Payments as of June 30, 2014 did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity and, therefore, did not change our conclusion that we were not the primary beneficiary of the 2009 Entity.

Pursuant to the 2009 RSA, we are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. We have the right to offset payment amounts that we owe under the 2009 RSA by the amount of recoveries from charged-off loans made under the 2009 Loan Program that are owed, but have not been paid, to us. We did not, however, exercise this offset right in the six months ended June 30, 2014 or 2013. The following table sets forth the payments that we made to the 2009 Entity related to our guarantee obligations under the 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Regular Payments	$1,589	$77	$2,747	$383
Discharge Payments	0	0	0	0
Recoveries from Charged-Off Loans	0	0	0	(103)

Total	$1,589	$77	$2,747	$280

The 2009 Entity did not remit to us the following amounts of recoveries from charged-off loans that were owed to us:

•	$256 in the three months ended June 30, 2014;

•	$173 in the three months ended June 30, 2013;

•	$475 in the six months ended June 30, 2014; and

•	$227 in the six months ended June 30, 2013.

We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of June 30, 2014 and 2013.

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$7,577 in the three months ended June 30, 2013; and

•	$8,114 in the six months ended June 30, 2013.

We did not offset any amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note in the three or six months ended June 30, 2014. See Note 11 – Contingencies, for a further discussion of the offset and 2009 RSA. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2014 and 2013. We determined that claiming an offset against the Revolving Note for Regular Payments did not give us the power to direct the activities that most significantly impacted the economic performance of the 2009 Entity.

The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. We did not make any advances in the three months or six months ended June 30, 2013 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. The advances under the Revolving Note were primarily used by the 2009 Entity to purchase additional private education loans under the 2009 Loan Program that otherwise may not have been originated.

The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of June 30, 2014, $8,200 as of December 31, 2013 and $8,200 as of June 30, 2013.

7. PEAKS Trust Student Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheets as of June 30, 2014, December 31, 2013 and June 30, 2013. The PEAKS Trust Student Loans are included in the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet.

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$29,349	$0	$29,349	$0
Loans charged off	0	0	0	0
Recoveries from charged off loans	0	0	0	0
Provision for loan losses	9,071	4,319	9,071	4,319

Balance at end of period	$38,420	$4,319	$38,420	$4,319

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Modifications were made to PCI Loans in the three and six months ended June 30, 2014 and 2013 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

As of June 30, 2014, the outstanding principal balance of the PEAKS Trust Student Loans, including accrued interest, was approximately $210,182. The carrying amount of the PEAKS Trust Student Loans included under the line items related to the PEAKS Trust Student Loans on our Condensed Consolidated Balance Sheet was $73,417 as of June 30, 2014.

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the period indicated:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$73,351	$44,624	$99,593	$58,111
Accretion	(3,239)	(1,897)	(4,104)	(2,216)
Reclassification from nonaccretable difference and changes in expected cash flows	(10,183)	(6,283)	3,986	4,638

Balance at end of period	$59,929	$36,444	$99,475	$60,533

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$70,580	$42,274	$0	$0
Additions resulting from the Consolidation	0	0	100,953	58,843
Accretion	(6,372)	(3,700)	(5,464)	(2,948)
Reclassification from nonaccretable difference and changes in expected cash flows	(4,279)	(2,130)	3,986	4,638

Balance at end of period	$59,929	$36,444	$99,475	$60,533

8. Debt

Credit Facility. On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014 (the “Third Amendment”), July 30, 2014 (the “Fourth Amendment”) and September 15, 2014 (the “Fifth Amendment”). We entered into a Consent to Credit Agreement effective October 15, 2014 (the “October Consent”) and a Consent to Credit Agreement, as of November 14, 2014 (the “November Consent” and, together with the October Consent, the “Consents”). The Credit Agreement, as so amended and including the Consents, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement has a maturity date of March 21, 2015.

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

As of June 30, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50,000. Borrowings under the Amended Credit Agreement bear interest, at our option, at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the ratio of our total Indebtedness (as defined in the Amended Credit Agreement and which primarily includes outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Amended Credit Agreement) (the “Leverage Ratio”) as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	4.90% per annum in the three and six months ended June 30, 2014; and

•	3.30% per annum in the three and six months ended June 30, 2013.

The commitment fee under the Amended Credit Agreement was 0.40% as of June 30, 2014.

The following table sets forth the total amount of interest expense and fees (including the commitment fee) that we recognized on our borrowings under the Amended Credit Agreement or the Credit Agreement, as applicable, in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense and fees	$616	$973	$1,272	$1,986

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of June 30, 2014 after giving effect to the amendments to the Amended Credit Agreement. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consents, taken together:

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

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation and other factors, we were not in compliance with those metrics as of June 30, 2014. We do not expect to be in compliance with those metrics prior to December 31, 2014.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to equal or exceed the applicable required Asset/Liability Ratio. See Note 11 –Contingencies, for a further discussion of the PEAKS Guarantee.

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

As of June 30, 2014, the outstanding principal balance of the PEAKS Senior Debt was approximately $214,516 and the carrying value was $190,871. We recorded $132,429 as a current liability as of June 30, 2014, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following June 30, 2014 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately:

•	10.20% per annum in the three months ended June 30, 2014;

•	9.60% per annum in the three months ended June 30, 2013;

•	9.80% per annum in the six months ended June 30, 2014; and

•	10.30% per annum in the six months ended June 30, 2013.

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$5,508	$6,256	$11,614	$8,678
Discount accretion	$1,441	$1,381	$2,982	$2,033

Term Facility. On November 17, 2014, we obtained a commitment from Cerberus Business Finance, LLC to provide us with a new $100 million senior secured term loan facility (the “Term Facility”). The Term Facility would be guaranteed by certain of our subsidiaries and is subject to the finalization of definitive documentation, which will include customary representations and warranties, affirmative and negative covenants (including compliance with financial and regulatory ratio levels relating to the education industry) and events of default. Additionally, the lenders’ obligation to provide the Term Facility is subject to the satisfaction, on or before December 15, 2014, of specified conditions, including the accuracy of specified representations, the absence of specified events, the delivery of real estate mortgages, the execution of bank control agreements, the delivery of an officer’s certificate with respect to the solvency (on a consolidated basis) of us and our subsidiaries, a minimum cash balance on the closing date of the Term Facility, and other customary conditions.

The Term Facility is expected to close in the fourth quarter of 2014, subject to the closing conditions described above, among others. There can be no assurance, however, that we will obtain the Term Facility or the terms on which the Term Facility will be provided.

If the Term Facility is provided, a portion of the proceeds of the Term Facility would be used by us to repay all outstanding borrowings under the Amended Credit Agreement, and all commitments of the lenders thereunder to lend additional amounts under the Amended Credit Agreement would be terminated. The letters of credit for our account that have been issued under the Amended Credit Agreement will remain outstanding and a portion of the proceeds of the Term Facility would be used to provide cash collateral for such letters of credit.

9. Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,459	23,414	23,453	23,406
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	326	136	362	110

Outstanding shares for diluted earnings per share calculation	23,785	23,550	23,815	23,516

A total of approximately 1.2 million shares in the three and six months ended June 30, 2014 and approximately 1.6 million shares in the three and six months ended June 30, 2013 were excluded from the calculation of our diluted earnings per common share because the effect was anti-dilutive.

10. Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest cost	$506	$425	$1,012	$877
Expected return on assets	(1,312)	(1,076)	(2,624)	(2,173)
Recognized net actuarial loss	0	468	0	1,012
Amortization of prior service (credit)	(388)	(389)	(777)	(778)

Net periodic pension benefit (income)	$(1,194)	$(572)	$(2,389)	$(1,062)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or six months ended June 30, 2014 or 2013. We do not expect to make any material contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2014.

The following table sets forth the changes in the components of Accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet in the six months ended June 30, 2014:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at January 1, 2014	$5,032	$(1,886)	$3,146
Amortization of:
Prior service costs (credits)	(777)	301	(476)

Balance at June 30, 2014	$4,255	$(1,585)	$2,670

The reclassification of prior service costs or credits from Accumulated other comprehensive income are included in the computation of net periodic pension income. Net periodic pension income was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Condensed Consolidated Statements of Income in the three and six months ended June 30, 2014.

11. Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2014, the total face amount of those surety bonds was approximately $19,500. As of June 30, 2014, we also had caused approximately $2,246 of letters of credit to be issued to our workers’ compensation insurers.

We caused the ED Letter of Credit in the amount of $79,708 to be issued on October 31, 2014. We also caused a letter of credit in the amount of $106 to be issued and submitted to one of our state regulatory agencies in September 2014. As of October 31, 2014, the total amount of the outstanding letters of credit that we have caused to be issued was $82,060.

We are also subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of June 30, 2014	As of December 31, 2013	As of June 30, 2013
2009 RSA	$113,477	$116,923	$31,982
Other	12,597	8,957	6,970

Total	$126,074	$125,880	$38,952

Other current liabilities	$32,169	$25,893	$37,011
Other liabilities	93,905	99,987	1,941

Total	$126,074	$125,880	$38,952

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12-month period following the dates indicated. As of June 30, 2014, amounts in Other current liabilities included approximately $8,500 that we claimed as an offset against amounts owed to us under the Revolving Note. See “— Guarantees,” for a further discussion of the amounts we claimed as offsets under the Revolving Note. The amounts included in Other liabilities primarily related to our estimated contingent liabilities for the 2009 RSA as of June 30, 2014, December 31, 2013 and June 30, 2013, and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed ten years.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$129,515	$38,648	$125,880	$126,978
Increases (decreases) from:
Additional accruals:
2009 RSA	0	0	0	3,803
Other	7,449	2,845	16,213	7,158
Payments, other (1)	(9,301)	(2,464)	(13,272)	(5,207)
Payments, net of recoveries of $0, $0, $0 and $103 (2)	(1,589)	(77)	(2,747)	(280)
Payments under PEAKS Guarantee, net of estimated recoveries of $0, $0, $0 and $723	(1,088)	0	(41,801)	(516)
Payments on Behalf of Borrowers	0	(3,290)	(1,832)	(5,145)
Settlement payment – 2007 RSA	0	0	0	(46,000)
Elimination of intercompany transactions (3)	1,088	3,290	43,633	4,275
Elimination of PEAKS Guarantee accrual (4)	0	0	0	(46,114)

Balance at end of period	$126,074	$38,952	$126,074	$38,952

(1)	Consists of payments for legal and other contingencies, net of recoveries from charged-off loans made under the 2009 Loan Program that were owed, but had not been remitted, to us.
(2)	Consists of payments, net of recoveries, under the 2009 RSA.
(3)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the Consolidation. See Note 6 – Variable Interest Entities, for a further discussion of the Consolidation.
(4)	As a result of the Consolidation, in the six months ended June 30, 2013, we eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

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

In connection with estimating our recorded liability for claims and contingencies as of June 30, 2014, December 31, 2013 and June 30, 2013, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. In order to estimate the possible range of losses under the 2009 RSA, we made certain assumptions with respect to the performance of the private education loans made under the 2009 Loan Program over the life of those loans. The life of a private education loan made under the 2009 Loan Program may be in excess of ten years from the date of disbursement. Therefore, our estimate of the possible range of losses under the 2009 RSA was based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

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

We consulted with third-party consumer credit consulting firms in arriving at our assumptions and estimates. The assumptions have changed, and may continue to change, significantly over time as actual results become known, which would affect our estimated range of possible losses related to the 2009 RSA. With respect to our guarantee obligations under the 2009 RSA, we believe that it is reasonably possible that we may incur losses in an estimated range of $10,000 less than to $37,000 greater than the liability recorded as of June 30, 2014 for the 2009 RSA. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We may resolve certain federal income tax matters presently under examination within the 12 months immediately following the date of this filing. As of June 30, 2014, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $5,945 in the 12 months immediately following the date of this filing due to the resolution of those matters.

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

On August 8, 2011, the district court granted our motion to dismiss all of the relator’s claims in the Leveski Litigation for lack of subject-matter jurisdiction and issued a judgment for us. On February 16, 2012, the relator in the Leveski Litigation filed a Notice of Appeal with the 7 th Circuit Court of Appeals regarding the final judgment entered by the district court dismissing all claims against us. On March 26, 2012, the district court in the Leveski Litigation awarded us approximately $395 in sanctions against the relator’s attorneys for filing a frivolous lawsuit. Relator’s attorneys also appealed this award to the 7 th Circuit Court of Appeals. On July 8, 2013, the 7 th Circuit Court of Appeals reversed the district court’s dismissal of the Leveski Litigation for lack of subject-matter jurisdiction and the award of sanctions against relator’s attorneys. In addition, the 7 th Circuit Court of Appeals remanded the Leveski Litigation back to the district court for further proceedings.

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

On May 27, 2014, a complaint in a shareholder derivative lawsuit was filed against two of our current executive officers, all but one of our current Directors and one former Director in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Nottenkamper Litigation”). On November 14, 2014, an amended complaint was filed in the Nottenkamper Litigation. The amended complaint alleges, among other things, that from 2008 to November 14, 2014, the defendants engaged in illicit conduct, made false and misleading statements, concealed the truth and failed to disclose material information concerning:

•	our exposure under guarantees entered into with third-party lenders to obtain financing for our students;

•	increases in our bad debt expense caused by increases in student loan defaults;

•	our reserves associated with our obligations under third-party private education loan programs and internal student financing;

•	the unwillingness of third-party lenders to provide private education loans to our students; and

•	our pushing students into high-cost private loans that were likely to default.

As a result of this conduct, the amended complaint alleges that:

•	all of the defendants breached their fiduciary duties to us, were unjustly enriched, abused their control of us and grossly mismanaged us by:

•	causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information relating to a series of risk-sharing agreements through SEC filings, press releases, conference calls, and other public statements and disclosures;

•	willfully ignoring obvious and pervasive problems with our internal controls and practices and procedures, and failing to make a good faith effort to correct these problems or prevent their recurrence;

•	violating and breaching fiduciary duties of care, loyalty, good faith, diligence and candor;

•	causing or allowing us to misrepresent material facts regarding our financial position and business prospects; and

•	abandoning and abdicating their responsibilities and duties with regard to prudently managing our businesses in a manner imposed upon them by law;

•	the current and former Director defendants violated and breached their fiduciary duties of loyalty and good faith to us by permitting Mr. Modany to resign as our Chief Executive Officer and allowing us to enter into the agreement with Mr. Modany, dated August 4, 2014, setting forth the terms of Mr. Modany’s resignation (the “Resignation Agreement”); and

•	Mr. Modany was unjustly enriched by receiving the benefits provided to him under the terms of the Resignation Agreement.

The amended complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of June 30, 2014, December 31, 2013 and June 30, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

We believe that it is probable that we will make additional payments under the 2009 RSA. Pursuant to the 2009 RSA, we have the right to offset amounts that we owe under the 2009 RSA by the amount of recoveries from charged-off loans made under the 2009 Loan Program that are owed, but have not been paid, to us. The following table sets forth, in the periods indicated, our projections as of June 30, 2014 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay (or that we expected will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Year	Estimated Regular Payments	Estimated Discharge Payments		Estimated Total Payments	Estimated Recoveries
2014(1)	$5,429	$0	(2)	$5,429	$(535)
2015	14,730	0		14,730	(1,200)
2016	16,787	0		16,787	(1,200)
2017	17,094	0		17,094	(1,200)
2018 and later	0	72,005		72,005	(300)

Total	$54,040	$72,005	(2)	$126,045	$(4,435)

(1)	Estimated payments and recoveries between July 1, 2014 and December 31, 2014.
(2)	The Discharge Payment that we made on November 12, 2014 pursuant to the terms of the Fourth Amendment to 2009 RSA (as defined below) is not included, because the amounts in this table represent our projections as of June 30, 2014.

We believe that the vast majority of the $72,005 of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the 2009 RSA assume, among other factors, that we do not make any Discharge Payments until 2018 and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $102,100 of Regular Payments in 2018 through 2027. Of this amount, approximately $16,100 to $17,400 would be paid annually in each of 2018 through 2022, and approximately $16,200, in the aggregate, would be paid in 2023 through 2027.

The amounts of the estimated Regular Payments and the estimated recoveries were discounted at a risk-free rate of interest in determining our contingent liability for the 2009 RSA. The total amount of the discount as of June 30, 2014 was approximately $8,133.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2014, December 31, 2013 and June 30, 2013, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were in compliance with those covenants as of June 30, 2014, after giving effect to the amendment to the 2009 RSA that we entered into with the 2009 Entity, as discussed below.

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

The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Type of Payment (Receipt)	2014	2013	2014	2013
Guarantee:
PEAKS Program	$1,088	$0	$41,801	$1,239	(1)
2009 RSA Regular Payments	1,589	77	2,747	383
2009 RSA Discharge Payments	0	0	0	0
Payments on Behalf of Borrowers	0	3,290	1,832	5,145	(2)
2009 RSA-Recoveries from Charged-Off Loans	0	0	0	(103)

Total	$2,677	$3,367	$46,380	$6,664

(1)	Of this amount, $854 was paid prior to the Consolidation.
(2)	Of this amount, $532 was paid prior to the Consolidation.

The 2009 Entity did not remit to us the following amounts of recoveries from charged-off loans that were owed to us:

•	$256 in the three months ended June 30, 2014;

•	$173 in the three months ended June 30, 2013;

•	$475 in the six months ended June 30, 2014; and

•	$227 in the six months ended June 30, 2013.

We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of June 30, 2014 and 2013.

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$7,577 in the three months ended June 30, 2013; and

•	$8,114 in the six months ended June 30, 2013.

We did not offset any amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note in the three or six months ended June 30, 2014. See below for a further discussion of the offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2014 and 2013.

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

We further understand the 2009 Entity’s position to be that, because the Offset was improper, we are in default under the 2009 RSA. In April 2013, the 2009 Entity notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the 2009 RSA (the “Collateral”). At that time, the amount of funds in that account was approximately $8,600. To our knowledge, the 2009 Entity has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the 2009 Loan Agreement and the 2009 RSA does not constitute an event of default under the 2009 RSA, and that the 2009 Entity’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the 2009 Entity. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the 2009 RSA related to the Offset, we may be required to pay to the 2009 Entity approximately $8,600, representing the amount of the Offset, net of approximately $1,000 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the 2009 Entity was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral. Any such payment or deposit would reduce the amount of our contingent liability related to the 2009 RSA.

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

12. Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our condensed consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results, including, but not limited to, the following:

•	The Consolidation and other factors, among other things:

•	have caused violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 8 – Debt and Note 11 – Contingencies, for additional information.

•	We believe that we will be required to consolidate the 2009 Entity into our consolidated financial statements in the foreseeable future, which could impact our compliance with:

•	covenants under the Amended Credit Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 6 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit payable to the ED, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We have caused the letter of credit to be issued and have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 8 – Debt, for additional information.

•	We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the letter of credit ends on November 4, 2019. With respect to any letter of credit issued under the Amended Credit Agreement, we are required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. Based on the amount of the ED Letter of Credit and other letters of credit outstanding as of the date of this filing, the amount of the cash collateral that we will have to provide is approximately $89,300. The cash collateral may be provided from available funds. See Note 8 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements and employee-related matters, among others. We cannot provide an estimate of the possible losses, or range of possible losses, in excess of the amounts, if any, accrued with respect to those matters. See the subsections entitled “Litigation” and “Government Investigations” in Note 11—Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•

The significant guarantee obligations that we have under the PEAKS Guarantee and 2009 RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $163,239 in 2014 and approximately $9,813 in 2015. In addition, based on various assumptions, including the historical and projected performance and collections of the private education loans under the 2009 Loan Program, we believe that we will make payments under the 2009 RSA of approximately $8,176 in 2014 and $14,730 in 2015. The Discharge Payment made under the Fourth

Amendment to 2009 RSA is not included in the amount of payments that were estimated, as of June 30, 2014, to be made in 2014. See Note 8 – Debt and Note 11 – Contingencies, for a further discussion of the PEAKS Guarantee and 2009 RSA (collectively, the “RSAs”), estimated payment amounts and contingent liabilities.

•	As of June 30, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50,000 and were classified as a current liability. If we are not in compliance with one or more covenants and are unable to obtain a waiver of our noncompliance or an amendment to the Amended Credit Agreement that would allow us to be in compliance with those covenants or otherwise not be in default under the Amended Credit Agreement, the lenders would have various remedies, including:

•	the lending commitments under the Amended Credit Agreement may be terminated;

•	our ability to request the issuance of letters of credit and obtain amendments, extensions or renewals of letters of credit already issued under the Amended Credit Agreement may be terminated;

•	all then outstanding borrowings and other amounts owed under the Amended Credit Agreement may be declared immediately due and payable; and

•	we could be required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for our obligations with respect to outstanding letters of credit, if that cash collateral has not already been posted.

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

•	We incurred a net loss in the year December 31, 2013 and we had negative working capital as of December 31, 2013 and June 30, 2014, primarily due to the impact of the Consolidation and the loss that we recorded related to our guarantee obligations under the 2009 RSA.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Consolidation and Core Operations

Our consolidated financial statements beginning on February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements. We do not, however, actively manage the operations of the PEAKS Trust and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further under “— Private Education Loan Program Obligations “ and Note 11—Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

The following tables set forth selected data from our statements of income for the three and six months ended June 30, 2014 and June 30, 2013, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations in the six months ended June 30, 2013, as a result of the Consolidation; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP.

The information presented also constitutes the reconciliation of our non-GAAP Core Operations data to the related consolidated GAAP financial measures. Following the tables, we describe the effect of the Consolidation on the financial statement information presented, including the components attributable to the Core Operations and the PEAKS Trust.

	Three Months Ended June 30, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$234,857	$3,239	$238,096
Costs and expenses:
Cost of educational services	116,276	0	116,276
Student services and administrative expenses	96,326	1,221	97,547
Legal and professional fees related to certain lawsuits, investigations and accounting matters	8,380	0	8,380
Provision for PEAKS Trust student loan losses	0	9,071	9,071

Total costs and expenses	220,982	10,292	231,274

Operating income (loss)	13,875	(7,053)	6,822
Interest income	15	0	15
Interest (expense)	(755)	(5,508)	(6,263)

Income (loss) before provision for income taxes	$13,135	$(12,561)	$574

	Three Months Ended June 30, 2013
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$256,355	$4,104	$260,459
Costs and expenses:
Cost of educational services	123,541	0	123,541
Student services and administrative expenses	96,776	1,559	98,335
Legal and professional fees related to certain lawsuits, investigations and accounting matters	213	0	213
Provision for PEAKS Trust student loan losses	0	4,319	4,319

Total costs and expenses	220,530	5,878	226,408

Operating income (loss)	35,825	(1,774)	34,051
Interest income	25	0	25
Interest (expense)	(1,113)	(6,256)	(7,369)

Income (loss) before provision for income taxes	$34,737	$(8,030)	$26,707

	Six Months Ended June 30, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$469,647	$6,372	$476,019
Costs and expenses:
Cost of educational services	236,391	0	236,391
Student services and administrative expenses	194,148	2,637	196,785
Legal and professional fees related to certain lawsuits, investigations and accounting matters	13,927	0	13,927
Provision for PEAKS Trust student loan losses	0	9,071	9,071

Total costs and expenses	444,466	11,708	456,174

Operating income (loss)	25,181	(5,336)	19,845
Interest income	34	0	34
Interest (expense)	(1,550)	(11,614)	(13,164)

Income (loss) before provision for income taxes	$23,665	$(16,950)	$6,715

	Six Months June 30, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$540,057	$5,464	$0	$545,521
Costs and expenses:
Cost of educational services	247,717	0	0	247,717
Student services and administrative expenses	197,978	2,078	0	200,056
Legal and professional fees related to certain lawsuits, investigations and accounting matters	1,713	0	0	1,713
Loss related to loan program guarantees	3,803	0	0	3,803
Provision for PEAKS Trust student loan losses	0	4,319		4,319

Total costs and expenses	451,211	6,397	0	457,608

Operating income (loss)	88,846	(933)	0	87,913
(Loss) on consolidation of PEAKS Trust	0	(112,748)	39,500	(73,248)
Interest income	206	0	(147)	59
Interest (expense)	(2,265)	(8,678)	0	(10,943)

Income (loss) before provision for income taxes	$86,787	$(122,359)	$39,353	$3,781

Following the Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees; and

•	student loan interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans.

Following the Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust, primarily related to fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust.

The loss related to loan program guarantees represents the additional contingent liability accruals that we recorded related to the 2009 RSA, because the contingent liability related to the PEAKS Guarantee was eliminated from our condensed consolidated financial statements as a result of the Consolidation (though our obligations under the PEAKS Guarantee remain in effect).

Following the Consolidation, our provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate.

In the six months ended June 30, 2013, we recognized a loss upon the Consolidation that represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. Following the Consolidation, our interest expense includes:

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

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2014, we were offering:

•	master, bachelor and associate degree programs to approximately 55,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of June 30, 2014, we had 148 college locations (including 146 campuses and two learning sites) in 39 states and two training facilities. As of September 30, 2014, we had eliminated both training facilities by transferring the activities conducted at those training facilities to our college locations. In addition, we offered one or more of our online programs to students who are located in all 50 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. In January 2014, we acquired certain assets and assumed certain liabilities of Ascolta, two education companies that offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 3 – Acquisition of the Notes to Condensed Consolidated Financial Statements.

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

Results of Operations

The information in this “—Results of Operations” section has not been updated in this report to reflect operational data for periods following June 30, 2014.

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	48.8%	47.4%	49.7%	45.4%
Student services and administrative expenses	41.0%	37.8%	41.3%	36.7%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	3.5%	0.1%	2.9%	0.3%
Loss related to loan program guarantees	0.0%	0.0%	0.0%	0.7%
Provision for PEAKS Trust student loan losses	3.8%	1.7%	1.9%	0.8%

Operating income	2.9%	13.1%	4.2%	16.1%
(Loss) on consolidation of PEAKS Trust	0.0%	0.0%	0.0%	(13.4%)
Interest (expense), net	(2.6%)	(2.8%)	(2.8%)	(2.0%)

Income before provision for income taxes	0.3%	10.3%	1.4%	0.7%

The following table sets forth our total student enrollment as of the dates indicated:

	2014		2013
	Total	(Decrease)	Total	(Decrease)
Total Student	Student	To	Student	To
Enrollment as of:	Enrollment	Prior Year	Enrollment	Prior Year
March 31	57,125	(6.4%)	61,039	(14.2%)
June 30	55,485	(5.3%)	58,617	(11.7%)
September 30	Not applicable	Not applicable	60,997	(7.1%)
December 31	Not applicable	Not applicable	57,542	(5.8%)

Total student enrollment includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in a program of study at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any program of study at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different program of study at that campus; or

•	after having withdrawn or been terminated from a program of study at that campus.

The following table sets forth our new student enrollment in the periods indicated:

	2014		2013
New Student Enrollment in Education Programs in the Three Months Ended:	New Student Enrollment in Education Programs	(Decrease) To Prior Year	New Student Enrollment in Education Programs	Increase (Decrease) To Prior Year
March 31	16,746	(3.8%)	17,412	(3.6%)
June 30	15,523	(8.1%)	16,883	7.5%
September 30	Not applicable	Not applicable	20,307	5.2%
December 31	Not applicable	Not applicable	13,995	4.5%

Total for the year	Not applicable	Not applicable	68,597	3.2%

We believe that the 8.1% decrease in new student enrollment in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and the 3.8% decrease in new student enrollment in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were primarily due to a decrease in the number of prospective students who inquired about our programs of study in each of those periods, which was partially offset by:

•	an increase in the rate at which prospective students who applied for enrollment actually began attending classes in their programs of study; and

•	increased availability to and use by our students of institutional scholarships and awards, which have the effect of reducing the students’ cost of our programs of study.

We believe that the decreases in new student enrollment in the three months ended June 30, 2014 and March 31, 2014 compared to the same prior year periods were also due to our prospective students’:

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2012	72.4%	71.3%	69.8%	72.6%
2013	71.5%	68.4%	69.4%	71.4%
2014	70.2%	70.0%	Not applicable	Not applicable

We believe that the increase in student persistence as of June 30, 2014 compared to June 30, 2013 was primarily due to a decrease in graduates in the three months ended June 30, 2014 compared to the same prior year period.

We believe that the decrease in student persistence as of March 31, 2014 compared to March 31, 2013 was primarily due to a decrease in student retention in the three months ended March 31, 2014 compared to the same prior year period, primarily attributed to lower student retention in a few courses that are delivered in the early portions of certain associate degree programs of study.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. Revenue decreased $22.4 million, or 8.6%, to $238.1 million in the three months ended June 30, 2014 compared to $260.5 million in the three months ended June 30, 2013. The primary factors that contributed to this decrease included:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $19.7 million in the three months ended June 30, 2014 compared to the same prior year period;

•	a 6.4% decrease in total student enrollment as of March 31, 2014 compared to March 31, 2013; and

•	a 5.3% decrease in total student enrollment as of June 30, 2014 compared to June 30, 2013.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013 and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $0.9 million, or 21.1%, to $3.2 million in the three months ended June 30, 2014 compared to $4.1 million in the three months ended June 30, 2013.

Cost of educational services decreased $7.3 million, or 5.9%, to $116.3 million in the three months ended June 30, 2014 compared to $123.5 million in the three months ended June 30, 2013. The primary factor that contributed to this decrease was a decrease in compensation and benefit costs resulting from fewer employees, which was partially offset by an increase in the cost of electronic devices issued to students as part of a transition from physical to electronic books.

Cost of educational services as a percentage of revenue increased 140 basis points to 48.8 % in the three months ended June 30, 2014 compared to 47.4% in the three months ended June 30, 2013. The primary factors that contributed to this increase were a decline in revenue and an increase in the cost of electronic devices issued to students, which was partially offset by a decrease in compensation and benefit costs.

Student services and administrative expenses decreased $0.8 million, or 0.8%, to $97.5 million in the three months ended June 30, 2014 compared to $98.3 million in the three months ended June 30, 2013. The principal causes of this decrease were decreases in benefit costs and bad debt expense, which were partially offset by an increase in media advertising expenses. Approximately $1.2 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the three months ended June 30, 2014 compared to $1.6 million in the three months ended June 30, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 41.0% of revenue in the three months ended June 30, 2014 compared to 37.8% of revenue in the three months ended June 30, 2013. The principal causes of this increase were a decline in revenue and an increase in media advertising expenses, which were partially offset by decreases in benefit costs and bad debt expense. Bad debt expense as a percentage of revenue increased to 5.8% in the three months ended June 30, 2014 compared to 5.7% in the three months ended June 30, 2013, primarily as a result of a decrease in revenue.

Legal and professional fees related to certain lawsuits, investigations and accounting matters increased $8.2 million, or 3,834.3%, to $8.4 million in the three months ended June 30, 2014 compared to $0.2 million in the three months ended June 30, 2013. In the three months ended June 30, 2014, these expenses related primarily to legal and professional fees associated with:

•	the SEC investigation;

•	the state Attorneys General investigations;

•	the New Mexico Litigation;

•	the CFPB Litigation;

•	certain accounting matters, including the Consolidation and contingent liability analyses; and

•	certain other legal and regulatory matters.

In the three months ended June 30, 2013, these expenses related primarily to legal fees associated with the SEC investigation. See “Legal Proceedings” and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

The provision for PEAKS Trust student loan losses of approximately $9.1 million in the three months ended June 30, 2014 represented the increase in the allowance for loan losses that occurred from April 1, 2014 through June 30, 2014. See Note 7 – PEAKS Trust Student Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses. The provision for PEAKS Trust student loan losses recorded in the three months ended June 30, 2013 was approximately $4.3 million and represented the increase in the allowance for loan losses that occurred from April 1, 2013 through June 30, 2013.

Operating income decreased $27.2 million, or 80.0%, to $6.8 million in the three months ended June 30, 2014 compared to $34.1 million in the three months ended June 30, 2013, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and professional fees related to certain lawsuits, investigations and accounting matters, and provision for PEAKS Trust student loan losses. Our operating margin decreased to 2.9% in the three months ended June 30, 2014 compared to 13.1% in the three months ended June 30, 2013, primarily as a result of the impact of the factors discussed above.

Interest income was less than $0.1 million in the three months ended June 30, 2014 and June 30, 2013.

Interest expense decreased $1.1 million, or 15.0%, to $6.3 million in the three months ended June 30, 2014 compared to $7.4 million in the three months ended June 30, 2013, primarily due to:

•	interest expense of approximately $5.5 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the three months ended June 30, 2014 compared to $6.3 million in the three months ended June 30, 2013; and

•	a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement, which was partially offset by an increase in the effective interest rate under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 31.7% in the three months ended June 30, 2014 compared to 24.4% in the three months ended June 30, 2013. The effective income tax rate was higher in the three months ended June 30, 2014, primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013. Revenue decreased $69.5 million, or 12.7%, to $476.0 million in the six months ended June 30, 2014 compared to $545.5 million in the six months ended June 30, 2013. The primary factors that contributed to this decrease included:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $70.0 million in the six months ended June 30, 2014 compared to the same prior year period;

•	a 6.4% decrease in total student enrollment as of March 31, 2014 compared to March 31, 2013;

•	a 5.8% decrease in total student enrollment as of December 31, 2013 compared to December 31, 2012; and

•	a 5.3% decrease in total student enrollment as of June 30, 2014 compared to June 30, 2013.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013 and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust increased $0.9 million, or 16.6%, to $6.4 million in the six months ended June 30, 2014 compared to $5.5 million in the six months ended June 30, 2013. This increase was primarily due to the Consolidation and, therefore, only four months of revenue of the PEAKS Trust were included in our condensed consolidated financial statements in the six months ended June 30, 2013 compared to six months of revenue in the six months ended June 30, 2014.

Cost of educational services decreased $11.3 million, or 4.6%, to $236.4 million in the six months ended June 30, 2014 compared to $247.7 million in the six months ended June 30, 2013. The primary factor that contributed to this decrease was a decrease in compensation and benefits costs resulting from fewer employees, which was partially offset by an increase in the cost of electronic devices issued to students as part of a transition from physical to electronic books.

Cost of educational services as a percentage of revenue increased 430 basis points to 49.7% in the six months ended June 30, 2014 compared to 45.4% in the six months ended June 30, 2013. The primary factors that contributed to this increase were a decline in revenue and an increase in the cost of electronic devices issued to students, which was partially offset by a decrease in compensation and benefit costs.

Student services and administrative expenses decreased $3.3 million, or 1.6%, to $196.8 million in the six months ended June 30, 2014 compared to $200.1 million in the six months ended June 30, 2013. The principal causes of this decrease were decreases in media advertising expenses and benefit costs. Approximately $2.6 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the six months ended June 30, 2014 compared to $2.1 million in the six months ended June 30, 2013. Those expenses primarily represent fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 41.3% of revenue in the six months ended June 30, 2014 compared to 36.7% of revenue in the six months ended June 30, 2013. The principal cause of this increase was a decline in revenue which was partially offset by decreases in media advertising expenses and benefit costs. Bad debt expense as a percentage of revenue increased to 6.4% in the six months ended June 30, 2014 compared to 5.5% in the six months ended June 30, 2013, as a result of an increase in student account balances that were determined to be uncollectible and a decrease in revenue.

Legal and professional fees related to certain lawsuits, investigations and accounting matters increased $12.2 million, or 713.0%, to $13.9 million in the six months ended June 30, 2014 compared to $1.7 million in the six months ended June 30, 2013. In the six months ended June 30, 2014, these expenses related primarily to legal and professional fees associated with:

•	the SEC investigation;

•	the state Attorneys General investigations;

•	the New Mexico Litigation;

•	the Securities Litigation;

•	the CFPB Litigation;

•	certain accounting matters, including the Consolidation and contingent liability analyses;

•	the Letter Agreement; and

•	certain other legal and regulatory matters.

In the six months ended June 30, 2013, these expenses related primarily to legal fees associated with the Securities Litigation and the SEC investigation. See “Legal Proceedings” and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

We recorded a loss related to loan program guarantees of $3.8 million with respect to our guarantee obligations under the 2009 RSA in the six months ended June 30, 2013. The entire amount of the loss recorded in the six months ended June 30, 2013 related to a change in our accounting estimate of the amount of our guarantee obligations under the 2009 RSA. We did not record a loss related to loan program guarantees in the six months ended June 30, 2014. See “— Private Education Loan Program Obligations,” for a further discussion of the loss.

The provision for PEAKS Trust student loan losses of approximately $9.1 million in the six months ended June 30, 2014 represented the increase in the allowance for loan losses that occurred from January 1, 2014 through June 30, 2014. See Note 7 – PEAKS Trust Student Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses. The provision for PEAKS Trust student loan losses recorded in the six months ended June 30, 2013 was approximately $4.3 million and represented the increase in the allowance for loan losses that occurred from February 28, 2013 through June 30, 2013.

Operating income decreased $68.1 million, or 77.4%, to $19.8 million in the six months ended June 30, 2014 compared to $87.9 million in the six months ended June 30, 2013, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and professional fees related to certain lawsuits, investigations and accounting matters, loss related to loan program guarantees and provision for PEAKS Trust student loan losses. Our operating margin decreased to 4.2% in the six months ended June 30, 2014 compared to 16.1% in the six months ended June 30, 2013, primarily as a result of the impact of the factors discussed above.

In the six months ended June 30, 2013, we recorded a loss upon the Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets upon the Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the Consolidation. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements for a further discussion of the Consolidation.

Interest income was less than $0.1 million in the six months ended June 30, 2014 and June 30, 2013.

Interest expense increased $2.2 million, or 20.3%, to $13.2 million in the six months ended June 30, 2014 compared to $10.9 million in the six months ended June 30, 2013, primarily due to:

•	interest expense of approximately $11.6 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the six months ended June 30, 2014 compared to $8.7 million in the six months ended June 30, 2013; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 40.2% in the six months ended June 30, 2014 compared to 22.5% in the six months ended June 30, 2013. The effective income tax rate was higher in the six months ended June 30, 2014, primarily due to the recognition of certain losses related to the PEAKS Trust in our consolidated financial statements for which an income tax benefit was not recognized.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $225.0 million as of June 30, 2014 compared to $215.8 million as of December 31, 2013 and $182.6 million as of June 30, 2013. Cash and cash equivalents as of June 30, 2014 increased $9.2 million compared to December 31, 2013, primarily due to cash generated from operating activities, which was partially offset by:

•	the $40.0 million payment we made in March 2014 pursuant to the Letter Agreement; and

•	the purchase of Ascolta for approximately $5.0 million.

Cash and cash equivalents as of June 30, 2014 increased $42.4 million compared to June 30, 2013, primarily due to cash generated from operating activities, which was partially offset by a net repayment of $70.0 million in outstanding borrowings under the Amended Credit Agreement and the $40.0 million payment made pursuant to the Letter Agreement.

As of June 30, 2014, restricted cash included approximately $1.4 million of funds held by the PEAKS Trust. Those funds can only be used to satisfy the obligations of the PEAKS Trust.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $29.2 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheet as of June 30, 2014.

We do not expect to make any material contributions to the ESI Pension Plan or ESI Excess Pension Plan in 2014. In 2013, we did not make any contributions to either the ESI Pension Plan or ESI Excess Pension Plan.

Our Condensed Consolidated Balance Sheets as of June 30, 2014, December 31, 2013 and June 30, 2013 included the assets and liabilities of the PEAKS Trust. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. We have significant payment obligations under the PEAKS Guarantee and the 2009 RSA. See “— Private Education Loan Program Obligations” and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of our obligations under the PEAKS Guarantee and the 2009 RSA.

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

On November 17, 2014, we obtained a commitment for the Term Facility. The Term Facility would be guaranteed by certain of our subsidiaries and is subject to the finalization of definitive documentation, which will include customary representations and warranties, affirmative and negative covenants (including compliance with financial and regulatory ratio levels relating to the education industry) and events of default. Additionally, the lenders’ obligation to provide the Term Facility is subject to the satisfaction, on or before December 15, 2014, of specified conditions, including the accuracy of specified representations, the absence of specified events, the delivery of real estate mortgages, the execution of bank control agreements, the delivery of an officer’s certificate with respect to the solvency (on a consolidated basis) of us and our subsidiaries, a minimum cash balance on the closing date of the Term Facility, and other customary conditions.

The Term Facility is expected to close in the fourth quarter of 2014, subject to the closing conditions described above, among others. There can be no assurance, however, that we will obtain the Term Facility or the terms on which the Term Facility will be provided.

If the Term Facility is provided, a portion of the proceeds of the Term Facility would be used by us to repay all outstanding borrowings under the Amended Credit Agreement, and all commitments of the lenders thereunder to lend additional amounts under the Amended Credit Agreement would be terminated. The letters of credit for our account that have been issued under the Amended Credit Agreement will remain outstanding and a portion of the proceeds of the Term Facility would be used to provide cash collateral for such letters of credit.

Operations. Net cash generated from operating activities was $21.6 million in the three months ended June 30, 2014 compared to $8.8 million in the three months ended June 30, 2013. The $12.8 million increase in net cash flows from operating activities was primarily due to lower income tax payments in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net cash generated from operating activities was $58.5 million in the six months ended June 30, 2014 compared to $35.1 million of net cash used in operating activities in the six months ended June 30, 2013. The $93.6 million increase in net cash flows from operating activities was primarily due to the settlement payment to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA in the six months ended June 30, 2013 and lower income tax payments in the six months ended June 30, 2014.

Accounts receivable less allowance for doubtful accounts was $68.9 million as of June 30, 2014 compared to $125.9 million as of June 30, 2013. Days sales outstanding decreased 16.8 days to 26.3 days at June 30, 2014 compared to 43.1 days at June 30, 2013. Our accounts receivable balance and days sales outstanding decreased as of June 30, 2014, primarily due to:

•	a decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

Investing. In the three months ended June 30, 2014, we spent $0.1 million to renovate, expand and construct buildings compared to $0.4 million in the three months ended June 30, 2013. In the six months ended June 30, 2014, we spent $0.2 million to renovate, expand or construct buildings compared to $0.5 million for similar expenditures in the six months ended June 30, 2013.

Capital expenditures, excluding facility renovation and construction, totaled $1.0 million in the three months ended June 30, 2014 compared to $2.0 million in the three months ended June 30, 2013. In the six months ended June 30, 2014, our capital expenditures totaled $2.5 million compared to $3.4 million in the six months ended June 30, 2013. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent approximately $5.0 million in the six months ended June 30, 2014 to acquire certain assets of Ascolta.

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

As of June 30, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50.0 million. Borrowings under the Amended Credit Agreement bear interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement is determined based on the Leverage Ratio as of the end of each fiscal quarter. We also pay a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee is determined based on the Leverage Ratio as of the end of each quarter. The effective interest rate on our borrowings was approximately:

•	4.90% per annum in the three and six months ended June 30, 2014; and

•	3.30% per annum in the three and six months ended June 30, 2013.

The commitment fee under the Amended Credit Agreement was 0.40% as of June 30, 2014.

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

The Amended Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for credit facilities. We are required to maintain compliance with a maximum Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of June 30, 2014, after giving effect to the amendments to the Amended Credit Agreement. In addition, among other things, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Consents, taken together:

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

The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the Consolidation and other factors, we were not in compliance with those metrics as of June 30, 2014. We do not expect to be in compliance with those metrics prior to December 31, 2014.

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

The amount of the assets of the PEAKS Trust for purposes of computing the Asset/Liability Ratio was $211.6 million as of June 30, 2014 and $160.9 million as of September 30, 2014. The outstanding principal balance of the PEAKS Senior Debt was approximately $214.5 million as June 30, 2014 and $162.8 million as of September 30, 2014. The carrying value of the PEAKS Senior Debt was approximately $190.9 million as of June 30, 2014. We recorded $132.4 million of the total carrying value of the PEAKS Senior Debt as a current liability as of June 30, 2014, which represented our estimate of the amount of the carrying value that would have been due in the 12 months following June 30, 2014 after giving consideration to the effects of the restatement, as described above. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226.1 million. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257.5 million. The $31.4 million difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and will be recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. The effective interest rate on the PEAKS Senior Debt was approximately:

•	10.20% per annum in the three months ended June 30, 2014;

•	9.60% per annum in the three months ended June 30, 2013;

•	9.80% per annum in the six months ended June 30, 2014; and

•	10.30% per annum in the six months ended June 30, 2013.

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest expense	$5,508	$6,256	$11,614	$8,678
Discount accretion	$1,441	$1,381	$2,982	$2,033

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

Our revenue decreased in the three and six months ended June 30, 2014 compared to the same periods in the prior year, partially as a result of the increase in institutional scholarships and awards provided to our students. As a result of the increase in institutional scholarships and awards, our revenue decreased $19.7 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and $70.0 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in institutional scholarships and awards in the three and six months ended June 30, 2014 was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013, and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

We believe that the amount of institutional scholarships that we expect to award in 2014 and, to a lesser extent, other factors will have the effect of reducing our Core Operations revenue per student in 2014 compared to 2013.

In 2013 and 2012 we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. As of June 30, 2014, our accounts receivable less allowance for doubtful accounts decreased $57.0 million, or 45.3%, to $68.9 million compared to $125.9 million as of June 30, 2013, primarily due to:

•	a decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

The internal student financing provided to a student is generally due and payable by the student at the end of the student’s academic year (which is generally nine months) or enrollment, whichever occurs first. Both the delay in our receipt of internal student financing payments compared to our receipt of private education loan proceeds and the increased amount of internal student financing that we provide to our students have negatively impacted our liquidity and cash flows from operating activities. The increased amount of internal student financing that we have provided to our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing which contributed to an increase in our bad debt expense as a percentage of revenue in the six months ended June 30, 2014 to 6.4% compared to 5.5% in the six months ended June 30, 2013. The 16.8-day decrease in our days sales outstanding to 26.3 days at June 30, 2014 compared to 43.1 days at June 30, 2013 was primarily attributable to the decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students.

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

Contractual Obligations

The following table sets forth our specified contractual obligations as of June 30, 2014:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$155,866	$41,880	$65,793	$37,105	$11,088
Debt under Amended Credit Agreement(a)	51,319	51,319	0	0	0
PEAKS Trust senior debt (b)	246,337	142,362	24,786	24,838	54,351
Claims and contingencies-2009 RSA(c)	126,045	12,406	33,053	80,586	0

Total	$579,567	$247,967	$123,632	$142,529	$65,439

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $50.0 million outstanding balance under the Amended Credit Agreement as of June 30, 2014 will be outstanding at all times through the date of maturity. The amounts shown include the principal payments that will be due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of June 30, 2014.
(b)	The PEAKS Trust Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheets as of June 30, 2014, December 31, 2013 and June 30, 2013. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of June 30, 2014, December 31, 2013 and June 30, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed under “— Private Education Loan Program Obligations.” See also Note 6 – Variable Interest Entities and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of June 30, 2014. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 6 – Variable Interest Entities, Note 8 – Debt and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)

The $126.1 million in the Claims and contingencies-2009 RSA line item represents our estimate of the amounts that we believe will be owed by us in the periods indicated related to our guarantee obligations under the 2009 RSA. These estimated amounts were included in the calculation of the amount to record as contingent liabilities, as were estimated collections from charged-off loans. Our contingent liability for the 2009 RSA includes the total estimated payments and estimated recoveries, net of a $8.1 million discount representing the time value of money, and was included in Other current liabilities and Other liabilities on our

Condensed Consolidated Balance Sheet as of June 30, 2014. The amounts shown in the table have not been reduced by amounts from the recovery of charged-off loans under the 2009 Loan Program, which can be used to offset amounts owed by us under the 2009 RSA and which we estimate could be approximately $4.4 million and paid to us over the seven-year period following June 30, 2014. See Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the 2009 RSA. The estimated timing and amounts shown in the above table were based on various assumptions and, therefore, are subject to change.

The table above does not reflect unrecognized tax benefits of $22.0 million and accrued interest related to unrecognized tax benefits of $6.8 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We may resolve certain federal income tax matters presently under examination within the 12 months immediately following the date of this filing. As of June 30, 2014, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $5.9 million in the 12 months immediately following the date of this filing due to the resolution of those matters.

Off-Balance Sheet Arrangements

As of June 30, 2014, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next 10 years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2014, the total face amount of those surety bonds was approximately $19.5 million. As of June 30, 2014, we also had caused approximately $2.2 million of letters of credit to be issued to our workers’ compensation insurers.

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

As of June 30, 2014, we concluded that we were not required to consolidate the 2009 Entity in our condensed consolidated financial statements. Based on preliminary loan performance data as of September 30, 2014 that we have received regarding the private education loans made under the 2009 Loan Program, however, we believe that, as of September 30, 2014, the 2009 Loan Program Servicer may not have met the performance criteria specified in the 2009 Servicing Agreement. As a result, it appears likely that the 2009 Loan Program Servicer either has failed, or within the foreseeable future will fail, to meet the performance criteria in the 2009 Servicing Agreement. Once that occurs, following a cure period and assuming that no cure occurs, we will have the right to terminate the 2009 Servicing Agreement. As a result of that right, we will be required to consolidate the 2009 Entity into our consolidated financial statements. We believe that our right to terminate the 2009 Servicing Agreement will become operative in late 2014 or early 2015. At this time, we are unable to quantify the impact of a consolidation of the 2009 Entity into our consolidated financial statements, but it could have a material adverse effect on our consolidated financial statements. See “— Private Education Loan Program Obligations” and Note 6 – Variable Interest Entities and Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidation. As a result, the assets and liabilities of the PEAKS Trust were included on, and all intercompany transactions were eliminated from, our Condensed Consolidated Balance Sheets as of June 30, 2014, December 31, 2013 and June 30, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our consolidated balance sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

We believe that it is probable that we will make additional payments under the 2009 RSA. We are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. Pursuant to the 2009 RSA, we have the right to offset amounts that we owe under the 2009 RSA by the amount of recoveries from charged-off loans made under the 2009 Loan Program that are owed, but have not been paid, to us. The following table sets forth, in the periods indicated, our projections as of June 30, 2014 of the estimated amounts of Regular Payments and Discharge Payments that we expected to pay (or that we expected will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amounts of recoveries from charged-off loans that we expected to be paid to us by the 2009 Entity (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Year	Estimated Regular Payments	Estimated Discharge Payments		Estimated Total Payments	Estimated Recoveries
	(In Thousands)
2014(1)	$5,429	$0	(2)	$5,429	$(535)
2015	14,730	0		14,730	(1,200)
2016	16,787	0		16,787	(1,200)
2017	17,094	0		17,094	(1,200)
2018 and later	0	72,005		72,005	(300)

Total	$54,040	$72,005	(2)	$126,045	$(4,435)

(1)	Estimated payments and recoveries between July 1, 2014 and December 31, 2014.
(2)	The $2.6 million Discharge Payment that we made on November 12, 2014 pursuant to the terms of the Fourth Amendment to 2009 RSA is not included, because the amounts in this table represent our projections as of June 30, 2014.

We believe that the vast majority of the $72.0 million of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the 2009 RSA assume, among other factors, that we do not make any Discharge Payments until 2018 and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $102.1 million of Regular Payments in 2018 through 2027. Of this amount, approximately $16.1 million to $17.4 million would be paid annually in each of 2018 through 2022, and approximately $16.2 million, in the aggregate, would be paid in 2023 through 2027.

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

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of June 30, 2014, December 31, 2013 and June 30, 2013, the total collateral maintained in a restricted bank account was approximately $8.6 million. This amount was included in Other assets on our Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter. We were in compliance with those covenants as of June 30, 2014 after giving effect to the Fourth Amendment to 2009 RSA.

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

The following table sets forth the approximate aggregate amount of the guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that we made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Type of Payment (Receipt)	2014	2013	2014	2013
	(In thousands)
Guarantee:
PEAKS Program	$1,088	$0	$41,801	$1,239	(1)
2009 RSA Regular Payments	1,589	77	2,747	383
2009 RSA Discharge Payments	0	0	0	0
Payments on Behalf of Borrowers	0	3,290	1,832	5,145	(2)
2009 RSA-Recoveries from Charged-Off Loans	0	0	0	(103)

Total	$2,677	$3,367	$46,380	$6,664

(1)	Of this amount, $854 was paid prior to the Consolidation.
(2)	Of this amount, $532 was paid prior to the Consolidation.

The 2009 Entity did not remit to us the following amounts of recoveries from charged-off loans that were owed to us:

•	$0.3 million in the three months ended June 30, 2014;

•	$0.2 million in the three months ended June 30, 2013;

•	$0.5 million in the six months ended June 30, 2014; and

•	$0.2 million in the six months ended June 30, 2013.

We recorded all of the amounts owed to us from the 2009 Entity for recoveries from charged-off loans in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of June 30, 2014 and 2013.

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$7.6 million in the three months ended June 30, 2013; and

•	$8.1 million in the six months ended June 30, 2013.

We did not offset any amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note in the three or six months ended June 30, 2014. See below for a further discussion of the Offset. We recorded all of the amounts claimed as offsets in Other current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2014 and 2013.

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

We further understand the 2009 Entity’s position to be that, because the Offset was improper, we are in default under the 2009 RSA. In April 2013, the 2009 Entity notified us that it had taken control of the restricted account containing the Collateral. At that time, the amount of funds in that account was approximately $8.6 million. To our knowledge, the 2009 Entity has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the 2009 Loan Agreement and the 2009 RSA does not constitute an event of default under the 2009 RSA, and that the 2009 Entity’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the 2009 Entity. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the 2009 RSA related to the Offset, we may be required to pay to the 2009 Entity approximately $8.6 million, representing the amount of the Offset, net of approximately $1.0 million of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the 2009 Entity was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

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

The recorded liability related to our guarantee obligations under the 2009 RSA was approximately $113.5 million as of June 30, 2014, compared to $116.9 million as of December 31, 2013 and $32.0 million as of June 30, 2013. The recorded liability for our guarantee obligations under the 2009 RSA was included in Other current liabilities and Other liabilities on our Condensed Consolidated Balance Sheets. See Note 11 – Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the recorded liability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Amended Credit Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the PEAKS Trust Student Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three or six months ended June 30, 2014.

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

At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on October 16, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2013, because of material weaknesses in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below. We have also conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of our DCP as of June 30, 2014. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because the previously identified material weaknesses in our ICFR had not been fully remediated as of June 30, 2014, our DCP were not effective as of June 30, 2014.

Notwithstanding the material weaknesses described below, our management concluded, based on work performed during the quarter ended June 30, 2014 and during the restatement and revision process completed for our 2013 fiscal year, that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

On December 22, 2008, we were served with a qui tam action in the Leveski Litigation that was filed on July 3, 2007 in the United States District Court for the Southern District of Indiana by a former employee (“relator”) on behalf of herself and the federal government under the following caption: United States of America ex rel. Debra Leveski v. ITT Educational Services, Inc . We were served with the Leveski Litigation after the U.S. Department of Justice declined to intervene in the litigation. On June 3, 2008, the relator filed an amended complaint in the Leveski Litigation. On September 23, 2009, the court dismissed the Leveski Litigation without prejudice and gave the relator an opportunity to replead her complaint. On October 8, 2009, the relator filed a second amended complaint. In the second amended complaint, the relator alleges that we violated the False Claims Act, 31 U.S.C. § 3729, et seq ., and the HEA by compensating our sales representatives and financial aid administrators with commissions, bonuses or other incentive payments based directly or indirectly on success in securing enrollments or federal financial aid. The relator alleges that all of our revenue derived from the federal student financial aid programs from July 3, 2001 through July 3, 2007 was generated as a result of our violating the HEA. The relator seeks various forms of recovery on behalf of herself and the federal government, including:

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

On August 8, 2011, the district court granted our motion to dismiss all of the relator’s claims in the Leveski Litigation for lack of subject-matter jurisdiction and issued a judgment for us. On February 16, 2012, the relator in the Leveski Litigation filed a Notice of Appeal with the 7 th Circuit Court of Appeals regarding the final judgment entered by the district court dismissing all claims against us. On March 26, 2012, the district court in the Leveski Litigation awarded us approximately $0.4 million in sanctions against the relator’s attorneys for filing a frivolous lawsuit. Relator’s attorneys also appealed this award to the 7 th Circuit Court of Appeals. On July 8, 2013, the 7 th Circuit Court of Appeals reversed the district court’s dismissal of the Leveski Litigation for lack of subject-matter jurisdiction and the award of sanctions against relator’s attorneys. In addition, the 7 th Circuit Court of Appeals remanded the Leveski Litigation back to the district court for further proceedings.

We have defended, and intend to continue to defend, ourselves vigorously against the allegations made in the complaint.

On March 11, 2013, a complaint in the Koetsch Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. On April 17, 2013, a complaint in the MLAF Litigation was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. On July 25, 2013, the court consolidated the Koetsch Litigation and the MLAF Litigation into the Securities Litigation under the following caption: In re ITT Educational Services, Inc. Securities Litigation , and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the Securities Litigation. The second amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by:

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

On May 27, 2014, a complaint in the Nottenkamper Litigation was filed against two of our current executive officers, all but one of our current Directors and one former Director in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. On November 14, 2014, an amended complaint was filed in the Nottenkamper Litigation. The amended complaint alleges, among other things, that from 2008 to November 14, 2014, the defendants engaged in illicit conduct, made false and misleading statements, concealed the truth and failed to disclose material information concerning:

•	our exposure under guarantees entered into with third-party lenders to obtain financing for our students;

•	increases in our bad debt expense caused by increases in student loan defaults;

•	our reserves associated with our obligations under third-party private education loan programs and internal student financing;

•	the unwillingness of third-party lenders to provide private education loans to our students; and

•	our pushing students into high-cost private loans that were likely to default;

As a result of this conduct, the amended complaint alleges that:

•	all of the defendants breached their fiduciary duties to us, were unjustly enriched, abused their control of us and grossly mismanaged us by:

•	causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information relating to a series of risk-sharing agreements through SEC filings, press releases, conference calls, and other public statements and disclosures;

•	willfully ignoring obvious and pervasive problems with our internal controls and practices and procedures, and failing to make a good faith effort to correct these problems or prevent their recurrence;

•	violating and breaching fiduciary duties of care, loyalty, good faith, diligence and candor;

•	causing or allowing us to misrepresent material facts regarding our financial position and business prospects; and

•	abandoning and abdicating their responsibilities and duties with regard to prudently managing our businesses in a manner imposed upon them by law;

•	the current and former Director defendants violated and breached their fiduciary duties of loyalty and good faith to us by permitting Mr. Modany to resign as our Chief Executive Officer and allowing us to enter into the Resignation Agreement setting forth the terms of Mr. Modany’s resignation; and

•	Mr. Modany was unjustly enriched by receiving the benefits provided to him under the terms of the Resignation Agreement.

The amended complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties we describe in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended June 30, 2014, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of June 30, 2014. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

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

Date: November 19, 2014

	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Second Amendment to Credit Agreement, dated as of May 29, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on June 4, 2014)

10.2	Third Amendment to Credit Agreement, dated as of June 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on July 2, 2014)

10.3	Consent to Credit Agreement, entered into as of November 14, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements