Form 10-Q
period 2014-09-30
ITT EDUCATIONAL SERVICES INC
filed 2015-04-29
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

23,552,683

Number of shares of Common Stock, $.01 par value, outstanding at March 31, 2015

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

September 30, 2014

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets as of September 30, 2014 and 2013 (unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2014 and 2013	4

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2014 and 2013	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2014 and 2013	6

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013 (unaudited) and the year ended December 31, 2013	7

Notes to Condensed Consolidated Financial Statements	8

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$204,227	$215,771	$165,581
Restricted cash	5,974	5,636	4,989
Accounts receivable, net	68,587	99,530	122,693
Private education loans	10,339	7,730	7,598
Deferred income taxes	51,053	77,549	77,343
Prepaid expenses and other current assets	48,478	28,400	21,671

Total current assets	388,658	434,616	399,875

Property and equipment, net	155,459	168,509	174,394
Private education loans, excluding current portion, less allowance for loan losses of $42,931, $29,349 and $20,701	84,272	76,479	85,340
Deferred income taxes	69,685	68,324	40,949
Other assets	69,432	58,923	38,744

Total assets	$767,506	$806,851	$739,302

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,000	$50,000	$0
Current portion of PEAKS Trust senior debt	96,516	157,883	134,075
Current portion of 2009 Entity secured borrowing obligation	20,662	0	0
Accounts payable	80,479	58,021	61,468
Accrued compensation and benefits	18,157	18,107	20,113
Other current liabilities	27,838	42,136	57,485
Deferred revenue	144,017	147,630	132,246

Total current liabilities	437,669	473,777	405,387

Long-term debt	0	0	60,000
PEAKS Trust senior debt, excluding current portion	44,000	71,341	94,420
2009 Entity secured borrowing obligation, excluding current portion	101,880	0	0
Other liabilities	52,422	146,087	38,260

Total liabilities	635,971	691,205	$598,067

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	196,105	200,040	197,124
Retained earnings	954,753	940,449	979,830
Accumulated other comprehensive income (loss)	2,432	3,146	(7,715)
Treasury stock, 13,619,729, 13,698,716 and 13,698,990 shares, at cost	(1,022,126)	(1,028,360)	(1,028,375)

Total shareholders’ equity	131,535	115,646	141,235

Total liabilities and shareholders’ equity	$767,506	$806,851	$739,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$242,561	$259,617	$718,580	$805,138
Costs and expenses:
Cost of educational services	117,539	120,204	353,930	367,921
Student services and administrative expenses	100,440	96,182	297,225	296,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	11,269	2,089	25,196	3,802
Loss related to loan program guarantees	2,019	4,826	2,019	8,629
Provision for private education loan losses	4,511	16,382	13,582	20,701

Total costs and expenses	235,778	239,683	691,952	697,291

Operating income	6,783	19,934	26,628	107,847
Gain (loss) on consolidation of variable interest entities	16,631	0	16,631	(73,248)
Interest income	17	16	51	75
Interest (expense)	(5,831)	(7,190)	(18,995)	(18,133)

Income before provision for income taxes	17,600	12,760	24,315	16,541
Provision for income taxes	7,278	3,336	9,979	4,184

Net income	$10,322	$9,424	$14,336	$12,357

Earnings per share:
Basic	$0.44	$0.40	$0.61	$0.53
Diluted	$0.44	$0.40	$0.60	$0.52

Weighted average shares outstanding:
Basic	23,483	23,418	23,463	23,410
Diluted	23,703	23,634	23,777	23,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$10,322	$9,424	$14,336	$12,357
Other comprehensive income (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0, $196, $0 and $589	0	310	0	929
Prior service cost (credit) amortization, net of income tax of $151, $151, $452 and $453	(238)	(238)	(714)	(714)

Other comprehensive income (loss), net of tax	(238)	72	(714)	215

Comprehensive income	$10,084	$9,496	$13,622	$12,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income	$10,322	$9,424	$14,336	$12,357
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,537	6,173	18,507	20,816
Provision for doubtful accounts	16,830	14,526	47,212	44,755
Deferred income taxes	25,046	(6,075)	23,036	(19,974)
Stock-based compensation expense	2,667	3,304	7,529	8,698
Settlement cost	0	0	0	(46,000)
Accretion of discount on private education loans	(2,727)	(4,072)	(9,099)	(9,536)
Accretion of discount on PEAKS Trust senior debt	1,788	1,411	4,770	3,444
Provision for private education loan losses	4,511	16,382	13,582	20,701
(Gain) loss on consolidation of variable interest entities	(16,631)	0	(16,631)	73,248
Other	(250)	257	(678)	622
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(468)	830	2,400	192
Accounts receivable	(16,480)	(10,275)	(15,498)	(87,503)
Private education loans	4,221	3,434	12,314	8,013
Accounts payable	4,561	(2,542)	22,458	(2,127)
Other operating assets and liabilities	(18,591)	870	(28,021)	(7,163)
Deferred revenue	12,786	17,769	(4,614)	(4,240)

Net cash flows from operating activities	33,122	51,416	91,603	16,303

Cash flows from investing activities:
Facility expenditures	(603)	(81)	(760)	(541)
Capital expenditures, net	(1,195)	(904)	(3,695)	(4,277)
Acquisition of company, net of cash acquired	(153)	(6,953)	(5,186)	(6,953)
Collateralization of letters of credit	(109)	0	(109)	0
Proceeds from repayment of notes	100	91	293	413
Note advances and purchases of investments	(1)	0	(2)	(1,241)

Net cash flows from investing activities	(1,961)	(7,847)	(9,459)	(12,599)

Cash flows from financing activities:
Repayment of revolving borrowings	0	(60,000)	0	(80,000)
Repayment of PEAKS Trust senior debt	(51,706)	(537)	(92,776)	(1,198)
Common shares tendered for taxes	(184)	(19)	(912)	(390)

Net cash flows from financing activities	(51,890)	(60,556)	(93,688)	(81,588)

Net change in cash and cash equivalents	(20,729)	(16,987)	(11,544)	(77,884)
Cash and cash equivalents at beginning of period	224,956	182,568	215,771	243,465

Cash and cash equivalents at end of period	$204,227	$165,581	$204,227	$165,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock in Treasury
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2012	37,069	$371	$197,113	$967,473	$(7,930)	(13,744)	$(1,031,262)	$125,765

For the nine months ended September 30, 2013:
Net income				12,357				12,357
Other comprehensive income, net of income tax					215			215
Equity award vesting			(3,277)			68	3,277	0
Tax benefit from equity awards			(5,410)					(5,410)
Stock-based compensation			8,698					8,698
Shares tendered for taxes						(23)	(390)	(390)

Balance as of September 30, 2013	37,069	371	197,124	979,830	(7,715)	(13,699)	(1,028,375)	141,235

For the three months ended December 31, 2013:
Net (loss)				(39,381)				(39,381)
Other comprehensive income, net of income tax					10,861			10,861
Equity award vesting			(20)			0	20	0
Tax benefit from equity awards			(4)					(4)
Stock-based compensation			2,940					2,940
Shares tendered for taxes						0	(5)	(5)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646

For the nine months ended September 30, 2014:
Net income				14,336				14,336
Other comprehensive (loss), net of income tax					(714)			(714)
Equity award vesting			(7,076)			120	7,076	0
Tax benefit from equity awards			(4,388)					(4,388)
Stock-based compensation			7,529					7,529
Shares tendered for taxes						(42)	(912)	(912)
Issuance of shares for Directors’ compensation				(32)		1	70	38

Balance as of September 30, 2014	37,069	$371	$196,105	$954,753	$2,432	(13,620)	$(1,022,126)	$131,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2014, we were offering:

•	master, bachelor and associate degree programs to approximately 57,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

In addition, we offered one or more of our online degree programs to students who are located in all 50 states. As of September 30, 2014, we had 148 college locations (including 147 campuses and one learning site) in 39 states. In the fourth quarter of 2014, we closed three campuses and one learning site, resulting in 144 college locations as of December 31, 2014. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 4 – Acquisition, for additional discussion of the acquisition of the Ascolta business. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc., its wholly-owned subsidiaries and, beginning on February 28, 2013 and September 30, 2014, two variable interest entities (“VIEs”) that ITT Educational Services, Inc. consolidates in its consolidated financial statements, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. All significant intercompany balances and transactions are eliminated upon consolidation.

The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. Arrangements where we have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we are required to consolidate the other party in our consolidated financial statements. See Note 8 – Variable Interest Entities, for a further discussion of the VIEs in which we held a variable interest and the consolidation of those two VIEs in our consolidated financial statements beginning on February 28, 2013 and September 30, 2014.

In the opinion of our management, the condensed consolidated financial statements reflect all adjustments that are normal, recurring and necessary for a fair presentation of our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2013, as amended (“2013 Form 10-K”).

2.	Accounting Policies

Subsequent to the disclosure of our significant accounting policies in our 2013 Form 10-K, we added the following significant accounting policy, which primarily relates to a VIE that we consolidated in our condensed consolidated financial statements in 2014. Beginning on September 30, 2014, we consolidated a VIE (the “2009 Entity”) that purchased, owns and collects private education loans (the “2009 Entity Student Loans”) made under a private education loan program for our students to help pay their cost of education that financial aid from federal, state and other sources did not cover (the “2009 Loan Program”) in our condensed consolidated financial statements (the “2009 Entity Consolidation”). See Note 8 – Variable Interest Entities, for a further discussion of the 2009 Entity Consolidation.

2009 Entity Secured Borrowing Obligation. The owners of the 2009 Entity (the “2009 Entity Participants”) purchased participation interests in the 2009 Entity Student Loans from the 2009 Entity. The terms of the agreements between the 2009 Entity Participants and the 2009 Entity did not meet the requirements under ASC 860, “Transfers and Servicing” (“ASC 860”), to be considered a sale. As a result, the 2009 Entity was required to record a liability (the “2009 Entity Secured Borrowing Obligation”) on

its balance sheet for the cash received from the 2009 Entity Participants. The 2009 Entity Secured Borrowing Obligation represents the estimated amount that the 2009 Entity owes to the 2009 Entity Participants related to their participation interests in the 2009 Entity Student Loans, which amount is expected to be paid to the 2009 Entity Participants by the 2009 Entity from payments received by the 2009 Entity related to the 2009 Entity Student Loans, whether from the borrower or from us under the risk sharing agreement (the “2009 RSA”) that we entered into with the 2009 Entity on February 20, 2009.

In accordance with ASC 810, we included the 2009 Entity Secured Borrowing Obligation on our condensed consolidated balance sheet at its fair value as of September 30, 2014, the date of the 2009 Entity Consolidation. The difference between the estimated fair value of the 2009 Entity Secured Borrowing Obligation and the amount expected to be paid by the 2009 Entity to the 2009 Entity Participants was recorded as an accrued discount on our condensed consolidated balance sheet at the date of the 2009 Entity Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the expected life of the 2009 Entity Secured Borrowing Obligation.

The expected life of the 2009 Entity Secured Borrowing Obligation is an estimate of the period of time over which payments are expected to be made by the 2009 Entity to the 2009 Entity Participants related to their participation interests in the 2009 Entity Student Loans. The period of time over which payments are expected to be made by the 2009 Entity to the 2009 Entity Participants is based on when the 2009 Entity Student Loans enter a repayment status and the period of time they remain in a repayment status. Since all of the 2009 Entity Student Loans have not entered repayment, and those loans that have entered repayment may be granted forbearances or deferments, the period of time over which payments are expected to be made to the 2009 Entity Participants is an estimate. The assumptions used to estimate the expected life of the 2009 Entity Secured Borrowing Obligation are reviewed periodically and updated accordingly, which may result in an adjustment to the expected life of the 2009 Entity Secured Borrowing Obligation and the related recognized interest expense.

3.	New Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which is included in the Codification under ASC 835, “Interest” (“ASC 835”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that liability. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We are assessing the impact that this guidance may have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendment to the Consolidation Analysis” (“ASU 2015-02”), which is included in the Codification under ASC 810. This guidance changes the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We are assessing the impact that this guidance may have on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items” (“ASU 2015-01”), which is included in the Codification under ASC 225, “Income Statement” (“ASC 225”). This guidance eliminates the concept of extraordinary items from GAAP. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We are assessing the impact that this guidance may have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” (“ASU 2014-15”), which is included in the Codification under ASC 205, “Presentation of Financial Statements” (“ASC 205”). This guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective for our interim and annual reporting periods beginning January 1, 2017, with early adoption permitted. We are assessing the impact that this guidance may have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is included in the Codification under ASC 606, “Revenue Recognition” (“ASC 606”). This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. This guidance will become effective for our interim and annual reporting periods beginning January 1, 2017. Early adoption is not permitted. We are assessing the impact that this guidance may have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which is included in the Codification under ASC 205, “Presentation of Financial Statements” (“ASC 205”). This update changes the requirements for reporting discontinued operations and clarifies when disposals of groups of assets qualify for a discontinued operations presentation under ASC 205. This guidance became effective for our interim and annual reporting periods beginning January 1, 2015. Early adoption was permitted, but only for disposals that have not been reported in financial statements previously issued. We do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which is included in the Codification under ASC 740. This update provides guidance on the financial statement presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. This guidance became effective for our interim and annual reporting periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

4.	Acquisition

On January 31, 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. for approximately $5,220, of which $5,186 was paid in the nine months ended September 30, 2014 and the remaining $34 was paid by October 31, 2014. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta and offered short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of the Ascolta business allowed us to expand our offerings in the short-term learning solutions market by integrating the Ascolta operations into the Center for Professional Development @ ITT Technical Institute.

Our condensed consolidated financial statements include the results of the Ascolta business beginning as of the acquisition date. The revenue and expenses of the Ascolta business included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 were not significant. Our revenue, net income and earnings per share would not have been materially affected, if the revenue and expenses of the Ascolta business were presented for the three and nine months ended September 30, 2014 and 2013 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not significant.

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

The following table sets forth the estimated fair values allocated to the major classes of assets acquired and liabilities assumed in the Ascolta business acquisition as of the acquisition date:

	Assets Acquired	Liabilities Assumed
Accounts receivable and other current assets	$849
Furniture and equipment	370
Identifiable intangible assets	1,670
Goodwill	3,332
Other liabilities		$1,001

5.	Goodwill and Intangibles

We recognized goodwill and certain other intangible assets on our consolidated balance sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, Inc. on August 1, 2013; and

•	substantially all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

The acquired intangible assets consist of certain identifiable intangible assets that are amortized over the asset’s estimated life, and indefinite-lived intangible assets, including goodwill. Goodwill represents the excess of the consideration paid over the estimated fair value of identifiable net assets acquired.

The following tables set forth the carrying value of our acquired intangible assets that are included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(453)	$2,047	60
Non-compete agreements	1,120	(224)	896	60
Training materials	440	(147)	293	42
Accreditation	210	(158)	52	84

	$4,270	$(982)	$3,288

Indefinite-lived intangible assets:
Goodwill	$7,247
Trademark	660

	$7,907

	As of September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$1,200	$(40)	$1,160	60
Non-compete agreements	750	(25)	725	60
Training materials	440	(21)	419	42
Accreditation	210	(128)	82	84

	$2,600	$(214)	$2,386

Indefinite-lived intangible assets:
Goodwill	$3,958
Trademark	660

	$4,618

All amortizable intangible assets are being amortized on a straight-line basis. Amortization expense for amortized intangible assets was:

•	$193 in the three months ended September 30, 2014;

•	$8 in the three months ended September 30, 2013;

•	$632 in the nine months ended September 30, 2014; and

•	$23 in the nine months ended September 30, 2013.

The following table sets forth our estimate of the amortization expense for our amortizable intangible assets in each of the next five fiscal years:

Fiscal Year Ending December 31,	Estimated Amortization Expense
2015	$880
2016	865
2017	734
2018	562
2019	28

$3,069

Indefinite-lived intangible assets include trademarks and goodwill, which are not amortized, since there are no legal, regulatory, contractual, economic or other factors that limit the useful life of those intangible assets by us.

Intangible assets that are not subject to amortization are required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. We performed our annual impairment test as of October 1, 2014 and determined that certain of our indefinite-lived intangible assets were impaired, because the carrying value of those assets exceeded their estimated fair value. We believe that we may record a charge of approximately $2,000 in the fourth quarter of 2014 for the impairment of goodwill associated with the acquisitions of Cable Holdings and Ascolta. This impairment was due to a decrease in the fair value of the forecasted cash flows, primarily resulting from lower projected revenue and margins.

In addition to our annual impairment test, we consider certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these are a significant long-term decrease in our market capitalization based on events specific to our operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis (or initial allocation of purchase price) are also triggering events that could be cause for an interim impairment review. In our analysis of triggering events we also consider changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors. We concluded that no triggering event had occurred during the three and nine month periods ended September 30, 2014.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of September 30, 2014:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$196,171	$196,171	$0	$0
Restricted cash:
Money market fund	1,786	1,786	0	0
Other assets:
Money market fund	8,627	8,627	0	0

	$206,584	$206,584	$0	$0

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of September 30, 2013:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$163,981	$163,981	$0	$0
Restricted cash:
Money market fund	3,140	3,140	0	0
Other assets:
Money market fund	8,625	8,625	0	0

	$175,746	$175,746	$0	$0

We used quoted prices in active markets for identical assets as of the measurement date to value our financial assets that were categorized as Level 1.

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Condensed Consolidated Balance Sheet as of September 30, 2013. In accordance with ASC 810, the consolidation of the 2009 Entity was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the 2009 Entity were included on our Condensed Consolidated Balance Sheet as of September 30, 2014 at their estimated fair value. See Note 8 – Variable Interest Entities for a further discussion of the estimated fair value of the assets and liabilities recorded.

As of September 30, 2014, the aggregate carrying value of the private education loans (“PEAKS Trust Student Loans” and, together with the 2009 Entity Student Loans, the “Private Education Loans”) owned by a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) was $67,412 and the estimated fair value was approximately $79,412. As of September 30, 2013, the carrying value of the PEAKS Trust Student Loans was $92,938 and the estimated fair value was approximately $109,000. The fair value of the PEAKS Trust Student Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Trust Student Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our debt under our credit agreement was approximately $50,000 as of September 30, 2014, $50,000 as of December 31, 2013 and $60,000 as of September 30, 2013. The fair value of our debt under our credit agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were observable or were principally derived from observable market data to estimate the fair value of our debt under our credit agreement. Fair value measurements that utilize significant other observable inputs are categorized as Level 2 measurements under the accounting guidance.

As of September 30, 2014, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $140,516 and the estimated fair value was approximately $149,583. As of September 30, 2013, the carrying value of the PEAKS Senior Debt was $228,495 and the estimated fair value was approximately $233,000. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Financial instruments that potentially subject us to credit risk consist primarily of accounts receivable, cash equivalents and the Private Education Loans. There is no concentration of credit risk of our accounts receivable, as the total is comprised of a large number of individual balances owed by students whose credit profiles vary and who are located throughout the United States. Our cash equivalents generally consist of money market funds which invest in high-quality securities issued by various entities. The Private Education Loans consist of a large number of individual loans owed by borrowers, whose credit profiles vary and who are located throughout the United States.

7.	Equity Compensation

The stock-based compensation expense and related income tax benefit recognized in our Condensed Consolidated Statements of Income in the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense	$2,667	$3,304	$7,529	$8,698
Income tax (benefit)	$(1,027)	$(1,272)	$(2,899)	$(3,349)

As of September 30, 2014, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $12,300, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.7 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Nine Months Ended September 30, 2014
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,332,448	$81.77	$108,955
Granted	168,500	$27.94	4,708
Forfeited	(10,334)	$30.29	(313)
Exercised	0	$0	0
Expired	(322,441)	$70.87	(22,853)

Outstanding at end of period	1,168,173	$77.47	$90,497	2.4	$0

Exercisable at end of period	862,165	$93.85	$80,911	2.0	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on September 30, 2014 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on September 30, 2014 was lower than the exercise price of all outstanding stock options and exercisable stock options, the aggregate intrinsic value of the stock options was zero.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares subject to stock options granted	0	0	168,500	154,000
Weighted average grant date fair value per share	$0	$0	$12.62	$9.16
Shares subject to stock options exercised	0	0	0	0
Intrinsic value of stock options exercised	$0	$0	$0	$0
Proceeds received from stock options exercised	$0	$0	$0	$0
Tax benefits realized from stock options exercised	$0	$0	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rates	Not applicable	Not applicable	1.3%	0.7%
Expected lives (in years)	Not applicable	Not applicable	4.7	4.6
Volatility	Not applicable	Not applicable	55%	60%
Dividend yield	Not applicable	Not applicable	None	None

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Nine Months Ended September 30, 2014
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	737,844	$39.96
Granted	402,890	$21.46
Forfeited	(156,315)	$31.42
Vested	(119,560)	$61.07

Unvested at end of period	864,859	$29.97

The total fair market value of the RSUs that vested and were settled in shares of our common stock was:

•	$563 in the three months ended September 30, 2014;

•	$49 in the three months ended September 30, 2013;

•	$2,505 in the nine months ended September 30, 2014; and

•	$1,226 in the nine months ended September 30, 2013.

8.	Variable Interest Entities

Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

We hold variable interests in the PEAKS Trust as a result of:

•	a subordinated note issued to us by the PEAKS Trust in exchange for the portion of each private education loan disbursed to us under the PEAKS Program that we transferred to the PEAKS Trust (“Subordinated Note”); and

•	our guarantee of the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”).

We hold variable interests in the 2009 Entity as a result of:

•	the 2009 RSA; and

•	a revolving note owed to us by the 2009 Entity (the “Revolving Note”).

Primary Beneficiary Analysis. The PEAKS Trust and the 2009 Entity are VIEs as defined under ASC 810. To determine whether we are the primary beneficiary of the PEAKS Trust or the 2009 Entity, we:

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

We determined that the activities of the PEAKS Trust and the 2009 Entity that most significantly impact the economic performance of the PEAKS Trust and the 2009 Entity involve the servicing (which includes the collection) of the PEAKS Trust Student Loans and the 2009 Entity Student Loans. To make that determination, we analyzed various possible scenarios of student loan portfolio performance to evaluate the potential economic impact on the PEAKS Trust and the 2009 Entity. In our analysis, we made what we believe are reasonable assumptions based on historical data for the following key variables:

•	the composition of the credit profiles of the borrowers;

•	the interest rates and fees charged on the loans;

•	the default rates and the timing of defaults associated with similar types of loans; and

•	the prepayment and the speed of repayment associated with similar types of loans.

Based on our analysis, we concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013. This was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust, because we could have exercised our right to terminate the servicing agreement that governs the servicing activities of the PEAKS Trust Student Loans (the “PEAKS Servicing Agreement”), due to the failure of the entity that performs those servicing activities for the PEAKS Trust Student Loans on behalf of the PEAKS Trust to meet certain performance criteria specified in the PEAKS Servicing Agreement. We have not, however, exercised our right to terminate the PEAKS Servicing Agreement. As a result of our primary beneficiary conclusion, we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 (the “PEAKS Consolidation”). Prior to February 28, 2013, the PEAKS Trust was not required to be consolidated in our consolidated financial statements, because we concluded that we were not the primary beneficiary of the PEAKS Trust prior to that time. The PEAKS Trust is discussed in more detail below.

Our consolidated financial statements for periods as of and after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 13 – Commitments and Contingencies, for a further discussion of the PEAKS Guarantee.

Based on our analysis, we concluded that we became the primary beneficiary of the 2009 Entity on September 30, 2014. This was the first date that we determined we had the power to direct the activities of the 2009 Entity that most significantly impact the economic performance of the 2009 Entity, because the entity that performs the servicing activities on behalf of the 2009 Entity (the “2009 Loan Program Servicer”) failed to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the 2009 Entity Student Loans (the “2009 Entity Servicing Agreement”) on that date. The 2009 Entity Servicing Agreement provides that in the event that the 2009 Loan Program Servicer fails to meet certain performance criteria specified in the 2009 Entity Servicing Agreement, and the 2009 Loan Program Servicer does not affect a cure of that failure during a specified cure period, we would have the right to terminate the 2009 Servicing Agreement. We determined that it was not reasonably possible that the 2009 Loan Program Servicer would be able to affect a cure during the specified cure period and, therefore, because the cure period was not substantive, we effectively had the right to terminate the 2009 Servicing Agreement as of the date that the 2009 Loan Program Servicer failed to meet the performance criteria. We have not, however, exercised our right to terminate the 2009 Entity Servicing Agreement.

As a result of our primary beneficiary conclusion, we consolidated the 2009 Entity in our consolidated financial statements beginning on September 30, 2014. Prior to September 30, 2014, the 2009 Entity was not required to be consolidated in our consolidated financial statements, because we concluded that we were not the primary beneficiary of the 2009 Entity. The 2009 Entity is discussed in more detail below.

Our consolidated financial statements for periods as of and after September 30, 2014 include the 2009 Entity, because we were considered to have control over the 2009 Entity under ASC 810, as a result of our substantive right to terminate the 2009 Entity Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the 2009 Entity, and the assets of the consolidated 2009 Entity can only be used to satisfy the obligations of the 2009 Entity. Our obligations under the 2009 RSA remain in effect, until all 2009 Entity Student Loans are paid in full. See Note 13—Commitments and Contingencies, for a further discussion of the 2009 RSA.

The PEAKS Trust and the 2009 Entity are not included in our consolidated income tax returns. We do not recognize income tax expense or benefit for the financial results of the PEAKS Trust or the 2009 Entity in the provision for income taxes included in our Condensed Consolidated Statements of Income, even though the PEAKS Trust and the 2009 Entity are included in our consolidated financial statements. Because the PEAKS Trust generated a loss in the three and nine months ended September 30, 2013 that we could not recognize an income tax benefit for, our effective income tax rate was affected. In the three and nine months ended September 30, 2014, the financial results of the PEAKS Trust and 2009 Entity were not significant and, therefore, did not have a significant impact on our effective income tax rate. Our deferred income tax assets as of September 30, 2014 were lower as compared to December 31, 2013, primarily due to the significant payments that we made under the PEAKS Guarantee and 2009 RSA, which are generally deductible for income tax purposes when the payments are made.

PEAKS Private Student Loan Program. On January 20, 2010, we entered into agreements with unrelated third parties to establish the PEAKS Program, which was a private education loan program for our students. We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loan programs, including the 2009 Loan Program. Under the PEAKS Program, our students had access to a greater amount of private education loans, which resulted in a reduction in the amount of internal financing that we provided to our students in 2010 and 2011. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

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

The Subordinated Note issued by the PEAKS Trust to us does not bear interest and matures in March 2026. Principal is due on the Subordinated Note following:

•	the repayment of the PEAKS Senior Debt;

•	the repayment of fees and expenses of the PEAKS Trust; and

•	the reimbursement of the amounts of any payments made by us under the PEAKS Guarantee, other than Payments on Behalf of Borrowers (as defined below).

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

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “Asset/Liability Ratio”). Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. See Note 13 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the PEAKS Guarantee.

Assets and Liabilities of PEAKS Trust. We concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013 and, therefore, were required to consolidate the PEAKS Trust in our consolidated financial statements. In accordance with ASC 810, the consolidation of the PEAKS Trust was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the PEAKS Trust were included in our consolidated financial statements at their fair value as of February 28, 2013. The following table sets forth the fair value of the assets and liabilities of the PEAKS Trust as of February 28, 2013 that were included on our consolidated balance sheet on that date:

	As of February 28, 2013
	Assets	Liabilities
Restricted cash	$1,703
Current portion of PEAKS Trust student loans	7,282
PEAKS Trust student loans, excluding current portion	104,834
Current portion of PEAKS Trust senior debt		$103,356
Other current liabilities		471
PEAKS Trust senior debt, excluding current portion		122,740

Total	$113,819	$226,567

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

The fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 by $112,748. The amount of this excess was reduced by $39,500, which represented the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation. As a result, we recognized a total loss of $73,248 in our Condensed Consolidated Statement of Income for the three months ended March 31, 2013 related to the PEAKS Consolidation.

The following table sets forth the carrying value of assets and liabilities of the PEAKS Trust that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013
Assets
Restricted cash	$1,450	$2,593	$1,237
Current portion of PEAKS Trust student loans	6,933	7,730	7,598
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $42,931, $29,349 and $20,701	60,479	76,479	85,340

Total assets	$68,862	$86,802	$94,175

Liabilities
Current portion of PEAKS Trust senior debt	$96,516	$157,883	$134,075
Other current liabilities	287	697	496
PEAKS Trust senior debt, excluding current portion	44,000	71,341	94,420

Total liabilities	$140,803	$229,921	$228,991

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

Revenue and Expenses of PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$2,727	$4,072	$9,099	$9,536
Student services and administrative expenses	987	1,535	3,624	3,613
Provision for PEAKS Trust student loan losses	4,511	16,382	13,582	20,701
Interest expense	5,261	6,275	16,875	14,953

(Loss) before provision for income taxes	$(8,032)	$(20,120)	$(24,982)	$(29,731)

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

Payments on Behalf of Borrowers. Beginning in the fourth quarter of 2012 and continuing through January 2014, we made payments on behalf of certain student borrowers under the PEAKS Program to the PEAKS Trust to avoid defaults by those borrowers on their PEAKS Trust Student Loans (“Payments on Behalf of Borrowers”), which defaults would have triggered much larger contractually required payments by us under the PEAKS Guarantee. At the time we made Payments on Behalf of Borrowers, we believed that those payments were contractually permitted and a form of payment to the PEAKS Trust that would satisfy obligations that were contractually required. Since that time, however, we have determined that Payments on Behalf of Borrowers are not permitted or required to support the PEAKS Trust. If we had not made Payments on Behalf of Borrowers, we would have had to make contractually required payments under the PEAKS Guarantee in greater amounts. We made Payments on Behalf of Borrowers after assessing:

•	the likelihood of us being contractually required to make payments under the PEAKS Guarantee in the near future;

•	the effect on our liquidity that would result from making payments under the PEAKS Guarantee compared to making Payments on Behalf of Borrowers;

•	the effect that Payments on Behalf of Borrowers may have on the funds available to the PEAKS Trust to repay the Subordinated Note to us following full payment of the PEAKS Trust’s other obligations; and

•	the fact that we will not be able to recover Payments on Behalf of Borrowers from the PEAKS Trust or the student borrowers on whose behalf we made those payments.

Payments on Behalf of Borrowers assisted in:

•	maintaining the Asset/Liability Ratio at the required level; and

•	satisfying the following month’s required payment of interest on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust.

Prior to the PEAKS Consolidation, Payments on Behalf of Borrowers were reflected on our financial statements as a reduction to our contingent liability. Following the PEAKS Consolidation, Payments on Behalf of Borrowers were not reflected on our financial statements, since those payments were intercompany transactions that were eliminated from our financial statements as a result of the PEAKS Consolidation.

In January 2014, we made Payments on Behalf of Borrowers of $1,832. We entered into a letter agreement, dated as of March 17, 2014, with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “PEAKS Letter Agreement”), in order to resolve differing interpretations of the permissibility of the Payments on Behalf of Borrowers under the PEAKS Program documents. Pursuant to the PEAKS Letter Agreement, the trustee agreed to waive, and the holders of the PEAKS Senior Debt consented to the waiver of, any:

•	breach of the PEAKS Program documents caused by us making Payments on Behalf of Borrowers, including any failure to make payments under the PEAKS Guarantee as a result thereof; and

•	event of default under the PEAKS Program documents that may have arisen or resulted by us making Payments on Behalf of Borrowers.

In the PEAKS Letter Agreement, we agreed that, after the date of the PEAKS Letter Agreement, we would not make any further payments of any kind on behalf of any borrower in respect of a private education loan made under the PEAKS Program, and that any such payments in lieu of making payments to maintain the applicable required Asset/Liability Ratio would constitute a breach of the terms of the PEAKS Guarantee and an event of default under the indenture and credit agreement for the PEAKS Program. In accordance with the terms of the PEAKS Letter Agreement, we paid $40,000 on March 20, 2014, which is considered to be a payment under the PEAKS Guarantee and was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt.

PEAKS Guarantee Payments and Payments on Behalf of Borrowers. The following table sets forth the PEAKS Guarantee payments and Payments on Behalf of Borrowers that were made in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
PEAKS Guarantee	$52,517	$138	$94,318	$1,377	(1)
Payments on Behalf of Borrowers	0	2,502	1,832	7,647	(2)

Total	$52,517	$2,640	$96,150	$9,024

(1)	Of this amount, $854 was paid prior to the PEAKS Consolidation.
(2)	Of this amount, $532 was paid prior to the PEAKS Consolidation.

2009 Loan Program. On February 20, 2009, we entered into agreements with the 2009 Entity to create the 2009 Loan Program. Under the 2009 Loan Program, an unrelated lender originated private education loans to our eligible students and, subsequently, sold those loans to the 2009 Entity. The 2009 Entity purchased the private education loans from the lender utilizing funds received from its owners in exchange for participation interests in the private education loans acquired by the 2009 Entity. The lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012.

In connection with the 2009 Loan Program, we entered into the 2009 RSA with the 2009 Entity. Under the 2009 RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. Under the 2009 RSA, we have an obligation to make the monthly payments due and unpaid on those private education loans that have been charged off above a certain percentage (“Regular Payments”). Instead of making Regular Payments, however, we may elect to discharge our obligations to make Regular Payments on specified charged-off private education loans by:

•	paying the then outstanding balance (plus accrued and unpaid interest) of those private education loans that have been charged off above a certain percentage and, with respect to which, an amount equal to at least ten monthly payments has been paid; or

•	paying the then outstanding balance (plus accrued and unpaid interest) of those private education loans that have been charged off above a certain percentage and, with respect to which, an amount equal to at least ten monthly payments has not been paid, plus any interest that would otherwise have been payable until ten monthly payments had been made, discounted at the rate of 10% per annum,

(collectively, “Discharge Payments”).

See Note 13 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the 2009 RSA.

Assets and Liabilities of 2009 Entity. We concluded that we became the primary beneficiary of the 2009 Entity on September 30, 2014 and, therefore, were required to consolidate the 2009 Entity in our consolidated financial statements. In accordance with ASC 810, the consolidation of the 2009 Entity was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the 2009 Entity were included in our consolidated financial statements at their fair value as of September 30, 2014.

The fair value of the 2009 Entity Student Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the 2009 Entity Student Loans. The significant inputs used in determining the estimated fair value of the 2009 Entity Student Loans included the default rate, repayment rate and discount rate. The fair value of the 2009 Entity Secured Borrowing Obligation was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the 2009 Entity Secured Borrowing Obligation. The significant input used in determining the estimated fair value of the 2009 Entity Secured Borrowing Obligation was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

The 2009 Entity Secured Borrowing Obligation represents the estimated amount that the 2009 Entity owes to the 2009 Entity Participants related to their participation interests in the 2009 Entity Student Loans, which amount is expected to be paid to the 2009 Entity Participants by the 2009 Entity from payments received by the 2009 Entity related to the 2009 Entity Student Loans, whether from the borrower or from us under the 2009 RSA.

In accordance with ASC 810, we included the 2009 Entity Secured Borrowing Obligation on our condensed consolidated balance sheet at its fair value as of September 30, 2014, the date of the 2009 Entity Consolidation. The difference between the estimated fair value of the 2009 Entity Secured Borrowing Obligation and the amount expected to be paid by the 2009 Entity to the 2009 Entity Participants was recorded as an accrued discount on our condensed consolidated balance sheet at the date of the 2009 Entity Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the expected life of the 2009 Entity Secured Borrowing Obligation.

The expected life of the 2009 Entity Secured Borrowing Obligation is an estimate of the period of time over which payments are expected to be made by the 2009 Entity to the 2009 Entity Participants related to their participation interests in the 2009 Entity Student Loans. The period of time over which payments are expected to be made by the 2009 Entity to the 2009 Entity Participants is based upon when the 2009 Entity Student Loans enter a repayment status and the period of time they remain in a repayment status. Since all of the 2009 Entity Student Loans have not entered repayment, and those loans that have entered a repayment status may be granted forbearances or deferments, the period of time over which payments are expected to be made to the 2009 Entity Participants is an estimate. The assumptions used to estimate the expected life of the 2009 Entity Secured Borrowing Obligation are reviewed periodically and updated accordingly, which may result in an adjustment to the expected life of the 2009 Entity Secured Borrowing Obligation and the related recognized interest expense.

The following table sets forth the fair value and the carrying value of the assets and liabilities of the 2009 Entity as of September 30, 2014 that were included on our Condensed Consolidated Balance Sheet on that date:

	As of September 30, 2014
	Assets	Liabilities
Restricted cash	$2,738
Current portion of 2009 Entity Student Loans	3,406
2009 Entity Student Loans, excluding current portion	23,793
Other assets	199
Current portion of 2009 Entity Secured Borrowing Obligation		$20,662
Other current liabilities		624
2009 Entity Secured Borrowing Obligation, excluding current portion		101,880
Other liabilities		1,940

Total	$30,136	$125,106

The assets of the 2009 Entity can only be used to satisfy the obligations of the 2009 Entity.

The following table sets forth the carrying value of the assets and liabilities related to the 2009 Entity as of September 30, 2014 that we eliminated from our consolidated balance sheet when we consolidated the 2009 Entity in our consolidated financial statements, and the line items within which those assets and liabilities were included:

	As of September 30, 2014
	Assets	Liabilities
Prepaid expenses and other current assets	$3,260
Other current liabilities		$23,887
Other liabilities		90,974

Total	$3,260	$114,861

Upon the 2009 Entity Consolidation, we recorded the 2009 Entity’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the 2009 Entity’s liabilities exceeded the fair value of the 2009 Entity’s assets as of September 30, 2014 by $94,970. As of September 30, 2014, the carrying value of the liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the 2009 Loan Program that had been recorded in our consolidated financial statements by $111,601. As a result, we recognized a total gain of $16,631 in our Condensed Consolidated Statements of Income in the three and nine months ended September 30, 2014, which represented the difference between (i) the fair value of the net liabilities of the 2009 Entity that we recorded upon the 2009 Entity Consolidation, and (ii) the carrying value of the net liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements and were eliminated upon the 2009 Entity Consolidation, in each case, as of September 30, 2014.

We did not recognize any revenue or expenses of the 2009 Entity, except for the gain on consolidation of the 2009 Entity, in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014, because the 2009 Entity Consolidation was effective on September 30, 2014.

2009 RSA – Payments, Recoveries and Offsets. Pursuant to the 2009 RSA, we are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. We have the right to offset payment amounts that we owe under the 2009 RSA by the amount of recoveries from charged-off loans made under the 2009 Loan Program that are owed, but have not been paid, to us. We exercised this offset right in the three and nine months ended September 30, 2014. We did not exercise this offset right in the three or nine months ended September 30, 2013.

The following table sets forth the payments that we made to the 2009 Entity related to our guarantee obligations under the 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity in the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014		2013	2014		2013
Regular Payments	$1,809	(1)	$458	$4,556	(1)	$841
Discharge Payments	0		0	0		0
Recoveries from Charged-Off Loans	0		0	0		(103)

Total	$1,809		$458	$4,556		$738

(1)	This amount is net of $156 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the 2009 RSA.

The 2009 Entity did not remit to us, and we did not offset payments under the 2009 RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the three months ended September 30, 2014;

•	$186 in the three months ended September 30, 2013;

•	$475 in the nine months ended September 30, 2014; and

•	$413 in the nine months ended September 30, 2013.

We recorded the amount of recoveries from charged-off loans that were owed to us, but not paid or offset, as of September 30, 2013, in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. The amounts of recoveries from charged-off loans that were owed to us by the 2009 Entity, but not paid or offset, as of September 30, 2014 were not recorded on our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the 2009 Entity Consolidation.

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$0 in the three months ended September 30, 2014;

•	$357 in the three months ended September 30, 2013;

•	$0 in the nine months ended September 30, 2014; and

•	$8,471 in the nine months ended September 30, 2013.

We recorded the amounts that we claimed as offsets against amounts owed to us under the Revolving Note in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. The amounts that we claimed as offsets under the Revolving Note as of September 30, 2014, were not recorded on our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the 2009 Entity Consolidation.

See Note 13 – Commitments and Contingencies, for a further discussion of the offsets and 2009 RSA.

We made advances to the 2009 Entity under the Revolving Note in years prior to 2012. We made the advances so that the 2009 Entity could use those funds primarily to provide additional funding to the 2009 Entity to purchase additional private education loans made under the 2009 Loan Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. We did not make any advances in the three or nine months ended September 30, 2013 to the 2009 Entity under the Revolving Note that we were not contractually required to make. Certain of the assets of the 2009 Entity serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. The Revolving Note was eliminated from our financial statements as a result of the 2009 Entity Consolidation.

The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of September 30, 2014, December 31, 2013 and September 30, 2013.

9.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the 2009 Entity in our consolidated financial statements beginning on September 30, 2014. See Note 8 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and 2009 Entity (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Condensed Consolidated Balance Sheet as of September 30, 2014. The assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013.

As of September 30, 2014, the aggregate carrying amount of the Private Education Loans included under the Private education loan line items on our Condensed Consolidated Balance Sheet was $94,611. The outstanding principal balance of the Private Education Loans, including accrued interest, was approximately $226,931 as of September 30, 2014.

Initial Measurement. A significant number of the Private Education Loans were determined to be credit impaired upon consolidation. Loans determined to be credit impaired upon consolidation or acquisition (“Purchased Credit Impaired Loans” or “PCI Loans”), are initially measured at fair value in accordance with ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). A loan is considered a PCI Loan if it has evidence of deteriorated credit quality following the loan’s origination date. As a result, at the date of consolidation or acquisition, it is probable that all contractually required payments under a PCI Loan will not be collected.

The Private Education Loans that did not individually have evidence of deteriorated credit quality at the time of consolidation were also initially measured at fair value and are accounted for in accordance with ASC 310-30. We believe that following the guidance of ASC 310-30 by analogy with respect to those loans provides the most reasonable presentation of the value of those loans, primarily due to:

•	the evidence of deteriorated credit quality of a significant number of the Private Education Loans; and

•	the probability that all contractually required payments with respect to those loans will not be collected.

All of the Private Education Loans are, therefore, considered to be, and reported as, PCI Loans.

This accounting treatment is consistent with the American Institute of Certified Public Accountants’ (the “AICPA”) December 18, 2009 confirmation letter (the “Confirmation Letter’), in which the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. In this letter, the AICPA states that it understands that the SEC staff will not object to an accounting policy based on contractual or expected cash flow. We believe that following ASC 310-30 by analogy with respect to the Private Education Loans that did not individually have evidence of deteriorated credit quality at the time of consolidation is an appropriate application of the accounting guidance to determine the initial measurement of the value of those loans.

Aggregation of Loans. PCI Loans recognized upon consolidation or acquisition in the same fiscal quarter may be aggregated into one or more pools, provided that the PCI Loans in each pool have common risk characteristics. The Private Education Loans were considered to be PCI Loans upon consolidation. As of the date of the PEAKS Consolidation or the 2009 Entity Consolidation, as applicable, we aggregated the PEAKS Trust Student Loans into 24 separate pools of loans and the 2009 Entity Student Loans into 48 separate pools of loans, based on common risk characteristics of the loans, which included:

•	the fiscal quarter in which the Private Education Loan was purchased by the PEAKS Trust or the 2009 Entity; and

•	the consumer credit score of the borrower.

PCI Loans that do not have evidence of deteriorated credit quality are not aggregated in the same pools with PCI Loans that have evidence of deteriorated credit quality. The same aggregation criteria, however, were used to determine those loan pools. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Estimated Fair Value, Accretable Yield and Expected Cash Flows. The Private Education Loans were recorded at their estimated fair value upon consolidation. The estimated fair value of the PEAKS Trust Student Loans as of February 28, 2013 and the 2009 Entity Student Loans as of September 30, 2014 was determined using an expected cash flow methodology. Projected default rates and forbearances were considered in applying the estimated cash flow methodology. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few Private Education Loans have been prepaid. No allowance for loan loss was established as of the date of consolidation of the PEAKS Trust and the 2009 Entity, because all of the Private Education Loans were recorded at fair value and future credit losses are considered in the estimate of fair value.

The excess of any cash flows expected to be collected with respect to a loan pool of the Private Education Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Condensed Consolidated Balance Sheet, but it is accreted and included as interest income using the effective interest method, which is at a level rate of return over the remaining estimated life of the loan pool.

The following table sets forth the estimated fair value, accretable yield and expected cash flows for the PEAKS Trust Student Loans and 2009 Entity Student Loans, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, as of the dates indicated:

	PEAKS Trust Student Loans		2009 Entity Student Loans
	As of February 28, 2013		As of September 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Estimated fair value	$112,116	$60,177	$27,199	$12,799
Accretable yield	100,953	58,843	12,498	5,651

Expected cash flows	$213,069	$119,020	$39,697	$18,450

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$59,929	$36,444	$99,475	$60,533
Accretion	(2,727)	(1,602)	(4,072)	(2,334)
Reclassification from nonaccretable difference and changes in expected cash flows	(2,077)	(830)	(16,513)	(11,451)

Balance at end of period	$55,125	$34,012	$78,890	$46,748

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$70,580	$42,274	$0	$0
Additions resulting from the PEAKS Consolidation	0	0	100,953	58,843
Accretion	(9,099)	(5,302)	(9,536)	(5,282)
Reclassification from nonaccretable difference and changes in expected cash flows	(6,356)	(2,960)	(12,527)	(6,813)

Balance at end of period	$55,125	$34,012	$78,890	$46,748

There were no changes in the accretable yield of the loan pools of the 2009 Entity Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, in the three or nine months ended September 30, 2014, because we did not include the 2009 Entity in our consolidated financial statements until September 30, 2014.

Contractually Required Payments. The excess of the contractually required payments of the Private Education Loans over the expected cash flows is referred to as the nonaccretable difference. The following table sets forth the contractually required future principal and interest payments, expected cash flows and the nonaccretable difference, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, for the PEAKS Trust Student Loans and the 2009 Entity Student Loans as of the dates indicated:

	PEAKS Trust Student Loans		2009 Entity Student Loans
	As of February 28, 2013		As of September 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Contractual future principal and interest payments	$487,800	$213,600	$111,159	$36,715
Expected cash flows	213,069	119,020	39,697	18,450

Nonaccretable difference	$274,731	$94,580	$71,462	$18,265

Allowance for Private Education Loan Losses. On a quarterly basis subsequent to the PEAKS Consolidation and the 2009 Entity Consolidation, as applicable, we estimate the principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few Private Education Loans have been prepaid.

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for private education loan losses in our Condensed Consolidated Statement of Income; and

•	an increase in the allowance for loan losses on our Condensed Consolidated Balance Sheet.

The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool, discounted by the loan pool’s effective interest rate at the end of the previous fiscal quarter. If a significant increase in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be greater than the expected cash flows at the end of the previous fiscal quarter, we would:

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$38,420	$4,319	$29,349	$0
Loans charged off	0	0	0	0
Recoveries from charged off loans	0	0	0	0
Provision for loan losses	4,511	16,382	13,582	20,701

Balance at end of period	$42,931	$20,701	$42,931	$20,701

There were no changes in the allowance for loan losses of the loan pools of the 2009 Entity Student Loans in the three or nine months ended September 30, 2014, because we did not include the 2009 Entity in our consolidated financial statements until September 30, 2014.

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Loan Modifications and Charge Offs. Modifications were made to PCI Loans in the three and nine months ended September 30, 2014 and 2013 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

•	a probable and significant change in the expected cash flows of the PCI Loans has occurred; and

•	the loans should continue to be accounted for and reported as PCI loans.

In evaluating the impact of modifications made to PCI Loans on the expected cash flows of those loans, we consider the effect of any foregone interest and the potential for future default. These default estimates are used to calculate expected credit losses with respect to each loan pool. In developing these probabilities of default estimates, we considered the relationship between the credit quality characteristics of the loans in the loan pool and certain assumptions based on the performance history of the Private Education Loans and industry data related to the severity and recovery lag of defaults applicable to private education loans. Loans for which Payments on Behalf of Borrowers were made were assumed to be defaulted loans in our default estimates.

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

10.	Debt

As of September 30, 2014, our Condensed Consolidated Balance Sheet included: (i) outstanding borrowings under the Amended Credit Agreement (as defined below), as described further below under “—Credit Facility,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the 2009 Entity Secured Borrowing Obligation of the 2009 Entity, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 8 – Variable Interest Entities. We repaid all amounts outstanding under the Amended Credit Agreement, and borrowed $100,000 in term loans, each effective as of December 4, 2014, as described further below under “—Term Loans.”

Term Loans. On December 4, 2014, we and certain of our subsidiaries entered into a Financing Agreement (the “Original Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), as administrative agent and collateral agent, and the lenders party thereto. Under the Financing Agreement, we borrowed $100,000 aggregate principal amount of senior secured term loans (the “Term Loans”). On December 23, 2014, we entered into Amendment No. 1 to Financing Agreement (“Amendment No. 1”), and on March 17, 2015, we entered into Amendment No. 2 to Financing Agreement (“Amendment No. 2”). The Original Financing Agreement, as amended by Amendment No. 1 and Amendment No. 2, is referred to herein as the “Financing Agreement.”

Amendment No. 1 made modifications to the Original Financing Agreement to extend the time by which we were required to establish certain cash management accounts. Amendment No. 2 provides:

•	for an amendment to the limitation on the aggregate amount of payments that we can make related to the PEAKS Program and the 2009 Loan Program in any fiscal year after 2014, modifying it from $20,000 per program in each year to $45,000 under both programs in 2015 and $35,000 under both programs in any year after 2015 that the Financing Agreement is still in effect;

•	that our consolidated financial statements (and related certificates) as of and for the fiscal year ended December 31, 2014 do not have to be furnished by us to the lenders until May 31, 2015;

•	that our consolidated financial statements (and related certificates) as of and for the fiscal quarter ended March 31, 2015 do not have to be furnished by us to the lenders until May 31, 2015; and

•	for an amendment to the definition of Fixed Charge Coverage Ratio (as defined in the Financing Agreement) to provide that, for purposes of calculating the Fixed Charge Coverage Ratio for any period that includes the fiscal quarter ended December 31, 2014, the amount of payments made during that fiscal quarter in respect of the PEAKS Program will be deemed to have been $5,000.

A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89,200 in cash collateral for certain letters of credit that remain outstanding for our account, which was in addition to the approximately $100 of cash collateral we had previously provided related to a letter of credit in September 2014 under the Credit Agreement, dated as of March 21, 2012 (as amended and including consents, the “Amended Credit Agreement”), among us, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Wells Fargo, N.A., as documentation agent. See below for a further description of terms of the Amended Credit Agreement, including following the issuance of the Term Loans. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to repay all outstanding loans, including accrued interest and fees, owed under the Amended Credit Agreement, in the amount of approximately $50,400. All commitments of the lenders to lend additional amounts under the Amended Credit Agreement were terminated. A portion of the proceeds of the Term Loans, as well as other funds, were used for payment of fees in connection with the Financing Agreement.

The Term Loans will mature on December 4, 2017. The Term Loans bear interest, at our option, at:

•	the higher of (a) the London Interbank Offered Rate (“LIBOR”) and (b) 1.00%, plus a margin of 8.50%; or

•	the highest of (a) 2.00%, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.00% and (d) the U.S. Prime Rate, plus a margin of 8.00%.

The outstanding principal balance under the Financing Agreement must be repaid by us in quarterly installments on the first business day of each March, June, September and December, commencing March 1, 2015 and ending on the maturity date. Each installment payment must be in an amount equal to $2,500 in each quarter of 2015, $5,000 in each quarter of 2016, and $7,500 in each quarter of 2017, provided the last such installment payment shall be in the amount necessary to repay the then outstanding principal balance in full. In addition, the Financing Agreement provides for mandatory prepayment of outstanding principal in an amount equal to 50% of Excess Cash Flow (as defined in the Financing Agreement) calculated based on our cash flows for the fiscal years ended December 31, 2015 and 2016. Any mandatory prepayment amounts due under this provision are payable with the scheduled principal payment due on the first business day of March of the following year.

The Financing Agreement provides that we must pay a premium on any prepayment of outstanding principal that we make during the first two years of the Financing Agreement that is not specifically required under the Excess Cash Flow mandatory prepayment provision. The premium for any such prepayment of principal is 2.0% of the amount of any prepayment we make through December 4, 2015, and 1.0% of the amount of any prepayment we make from December 5, 2015 through December 4, 2016.

We paid a one-time commitment fee of $3,000 in the fourth quarter of 2014 in connection with the Financing Agreement. Under the Financing Agreement, we are required to pay a quarterly administration fee to the Administrative Agent of $25, of which a ratable portion was paid by us on December 4, 2014 for the remainder of the 2014 calendar year.

The Term Loans are guaranteed by certain of our subsidiaries (the “Guarantors” and together with us, the “Loan Parties”) and are secured, subject to certain agreed upon exceptions, by: (i) a first-priority lien on and perfected security interest in substantially all the Loan Parties’ assets, including a pledge of the equity of the Guarantors and our other subsidiaries, (ii) a mortgage on the Loan Parties’ owned real estate, and (iii) control agreements on certain of the Loan Parties’ deposit accounts.

The Financing Agreement contains certain affirmative and negative covenants, including restrictions on the Loan Parties’ ability to incur debt and liens, make investments, dispose of assets, pay dividends and make prepayments on existing indebtedness, in each case subject to customary exceptions.

The Financing Agreement requires us to maintain compliance with a Leverage Ratio (as defined in the Financing Agreement) and a Fixed Charge Coverage Ratio (as defined in the Financing Agreement), as well as with certain educational regulatory measurements. Compliance with the Leverage Ratio and the Fixed Charge Coverage Ratio is determined on a quarterly basis, covering certain prior periods as described in the Financing Agreement.

The educational regulatory measurements are calculated over different time periods, based on statutory guidelines. The educational regulatory measurements are set forth in the Financing Agreement, and include the following tests:

•	a minimum composite score of our equity, primary reserve and net income ratios;

•	our institutions’ loan cohort default rates under the programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”);

•	our institutions’ compliance with the 90/10 Rule of the HEA;

•	our compliance with the ED’s gainful employment regulations; and

•	our institutions’ student retention rate.

The Financing Agreement contains certain events of default, including:

•	the failure by us to pay any amount owed under the Financing Agreement when due;

•	an inaccuracy in any material respect of the representations or warranties that the Loan Parties made in the Financing Agreement;

•	a violation of any covenant that the Loan Parties made in the Financing Agreement and the related loan documents;

•	a default by us under any other material indebtedness owed by us, including, without limitation, our failure to pay any amounts due under the PEAKS Guarantee or the 2009 RSA;

•	a change of control of us;

•	the invalidity of certain liens or guarantees granted or made by the Loan Parties in the Financing Agreement;

•	the occurrence of certain regulatory events; and

•	certain bankruptcy or insolvency events affecting the Loan Parties.

If an event of default occurs under the Financing Agreement, the lenders may declare all Term Loans then outstanding to be immediately due and payable in full.

Credit Facility. On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014 (the “Third Amendment”), July 30, 2014 (the “Fourth Amendment”) and September 15, 2014 (the “Fifth Amendment”). We entered into a Consent to Credit Agreement effective October 15, 2014 (the “October Consent”) and a Consent to Credit Agreement, as of November 14, 2014 (the “November Consent” and, together with the October Consent, the “Consents”). The Amended Credit Agreement had a maturity date of March 21, 2015. On December 4, 2014, we used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings under the Amended Credit Agreement, and all commitments of the lenders thereunder to make revolving loans, to issue or participate in new letters of credit, and to amend, renew, or extend letters of credit outstanding under the Amended Credit Agreement were terminated.

A portion of the initial borrowings under the Credit Agreement were used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement were used for general corporate purposes.

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, was reduced to $135,000, and the portion of the commitments available for letters of credit was increased from $25,000 to $85,000. Certain letters of credit in an aggregate amount of approximately $2,352 previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused a letter of credit payable to the ED (“ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014. The letters of credit for our account that were issued under the Amended Credit Agreement remain outstanding, and a portion of the Term Loans was used to provide cash collateral for such letters of credit.

In addition to the participation fee required to be paid by us pursuant to the original terms of the Credit Agreement related to letters of credit, which accrues at the same rate used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Amended Credit Agreement), the Amended Credit Agreement provides that an additional participation fee is required to be paid by us related to the ED Letter of Credit, which accrues at a ticking fee rate on the average daily amount of the lenders’ letter of credit exposure with respect to the ED Letter of Credit. The ticking fee rate is defined as:

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

The Amended Credit Agreement contained, among other things, covenants, representations and warranties and events of default customary for credit facilities. We were required to maintain compliance with a maximum Credit Agreement Leverage Ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. We were in compliance with those covenants as of September 30, 2014 after giving effect to the amendments to the Amended Credit Agreement. In addition, the amendments to the Amended Credit Agreement, taken together:

•	amended certain covenants to allow for the PEAKS Consolidation beginning on February 28, 2013, and for other factors; and

•	waived certain defaults related to our financial reporting.

The Amended Credit Agreement was, but effective December 4, 2014, no longer is:

•	secured by a pledge of the equity interests of our subsidiaries;

•	guaranteed by one of our subsidiaries;

•	secured by security interests in substantially all of our personal property and the personal property of the subsidiary guarantor; and

•	secured by the mortgages on 30 separate parcels of land owned by us, including all of the improvements thereto and fixtures thereon (the “Mortgaged Property”).

The Amended Credit Agreement provided that an event of default thereunder would occur, if, among other things, the ED imposed a delay of more than five days in our receipt of Title IV Program funds. There also would have been an event of default under the Amended Credit Agreement if, among other things, we did not engage a financial advisor acceptable to the administrative agent by a date not later than December 15, 2014.

In connection with the termination of the commitments and payment of loans outstanding under the Amended Credit Agreement, our obligations under all affirmative and negative covenants in the Amended Credit Agreement, including financial covenants, were released and discharged, and representations and warranties and default provisions in the Amended Credit Agreement were terminated, all effective as of December 4, 2014.

Under the Amended Credit Agreement, we were required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for any letter of credit issued under the Amended Credit Agreement:

•	after July 30, 2014, immediately upon issuance, except for the ED Letter of Credit, for which cash collateral was not required, until the earlier of December 31, 2014 or when net cash proceeds were received from certain transactions described in the next paragraph; and

•	before July 30, 2014, by the earlier of December 31, 2014 or when net cash proceeds were received from certain transactions described in the next paragraph.

Under the Amended Credit Agreement, in the event that any net cash proceeds were received by us or a material subsidiary of ours in connection with any sale, transfer, lease or other disposition of the Mortgaged Property, including in connection with any sale and leaseback transaction, any mortgage financing or similar transaction with respect to the Mortgaged Property or the incurrence by us of indebtedness that was not permitted under the Amended Credit Agreement, those net cash proceeds would:

•	first, have been delivered to the administrative agent in order to cash collateralize all then outstanding letters of credit under the Amended Credit Agreement, until such time as the administrative agent held cash collateral equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit; and

•	second, have been used to repay outstanding borrowings under the Amended Credit Agreement, which repayments would have been accompanied by a corresponding pro rata reduction of the commitment of each lender under the Amended Credit Agreement.

As required, in 2014 we utilized a portion of the proceeds from the Term Loans, as well as other funds, to provide total cash collateral for the outstanding letters of credit in the amount of approximately $89,300. The cash collateral may be released partially to us from time to time upon cancellation, termination, expiration or reduction of the face amount of any of the outstanding letters of credit, provided that the remaining cash collateral is not less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must be not less than 109% of the amount available to be drawn.

Prior to December 4, 2014, the Amended Credit Agreement also imposed additional restrictions on us, including, without limitation:

•	the exception to the limitation on asset dispositions not otherwise permitted under the Amended Credit Agreement is reduced from $75,000 in the aggregate during the term of the Amended Credit Agreement to $5,000 in the aggregate during the period from July 30, 2014 through the remaining term of the Amended Credit Agreement, and all of those asset dispositions must have been for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that those limitations did not apply to an asset disposition of the Mortgaged Property, if that asset disposition generated net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	in addition to the existing limitation on sale and leaseback transactions that the net cash proceeds received therefrom could not exceed $125,000 in the aggregate during the term of the Amended Credit Agreement, any sale and leaseback transaction must have been for fair market value and an adequate cash purchase consideration, as reasonably determined by the administrative agent, provided that any sale and leaseback transaction of the Mortgaged Property would have been deemed to be for fair market value and an adequate cash purchase consideration, if it generated net cash proceeds of at least 75% of the appraised value of that Mortgaged Property;

•	the permitted indebtedness consisting of secured indebtedness at any time outstanding (and not otherwise permitted by the Amended Credit Agreement) was reduced from $25,000 to $5,000 in aggregate principal amount; and

•	permitted liens to secure indebtedness, obligations and/or liabilities at any one time outstanding (which liens were not otherwise permitted by the Amended Credit Agreement) could not secure debt in excess of $5,000 in aggregate principal amount, reduced from the original $25,000.

As of September 30, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50,000. Borrowings under the Amended Credit Agreement bore interest, at our option, at LIBOR plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement was determined based on the ratio of our total Indebtedness (as defined in the Amended Credit Agreement and which primarily included outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Amended Credit Agreement) (the “Credit Agreement Leverage Ratio”) as of the end of each fiscal quarter. We also paid a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee was determined based on the Credit Agreement Leverage Ratio as of the end of each quarter. The commitment fee under the Amended Credit Agreement was 0.40% as of September 30, 2014.

The effective interest rate on our borrowings under the Amended Credit Agreement was approximately:

•	3.40% per annum in the three months ended September 30, 2014;

•	4.10% per annum in the three months ended September 30, 2013;

•	4.40% per annum in the nine months ended September 30, 2014; and

•	3.40% per annum in the nine months ended September 30, 2013.

The following table sets forth the total amount of interest expense and fees (including the commitment fee) that we recognized on our borrowings under the Amended Credit Agreement, in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense and fees	$431	$776	$1,703	$2,762

PEAKS Trust Senior Debt. In January 2010, the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was approximately $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and is being recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt. As of September 30, 2014, the outstanding principal balance of the PEAKS Senior Debt was approximately $162,811 and the carrying value was $140,516. We recorded $96,516 as a current liability as of September 30, 2014, which represented our estimate of the amount of the carrying value that was expected to be due in the 12 months immediately following September 30, 2014.

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

An acceleration of the payment of the PEAKS Senior Debt would result in an acceleration of our obligation to pay the full amount of the PEAKS Senior Debt pursuant to the terms of the PEAKS Guarantee, if the PEAKS Trust was not able to make that payment (and we believe that it is unlikely that the PEAKS Trust would be able to make that payment). The acceleration of our obligation to pay the full amount of the PEAKS Senior Debt, and/or our inability to make that payment, could also result in cross-defaults under the Financing Agreement.

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$5,261	$6,275	$16,875	$14,953
Discount accretion	$1,788	$1,411	$4,770	$3,444

The effective interest rate on the PEAKS Senior Debt was approximately:

•	10.30% per annum in the three months ended September 30, 2014;

•	9.60% per annum in the three months ended September 30, 2013;

•	10.00% per annum in the nine months ended September 30, 2014; and

•	10.00% per annum in the nine months ended September 30, 2013.

Asset/Liability Ratio. The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the PEAKS Consolidation and other factors, we were not in compliance with those metrics as of September 30, 2014 or December 31, 2014. For purposes of computing the Asset/Liability Ratio, as of September 30, 2014, the amount of the assets of the PEAKS Trust was $160,857 and the amount of the liabilities was $162,811.

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

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports or, with respect to periods in 2014 through September 30, 2014, delivered quarterly reports to the indenture trustee of the PEAKS Trust, we believe that the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling approximately $60,340, in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a payment under the PEAKS Guarantee of $50,000, which payment, along with other payments that we made to the PEAKS Trust in the third quarter of 2014, included amounts that would have become due between April 2013 and September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the PEAKS Indenture. In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Financing Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and the payments we made under the PEAKS Guarantee through October 9, 2014 satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the breach of the PEAKS Guarantee and event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of approximately $156,600 in the year ended December 31, 2014 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. That amount included the:

•	$40,000 that we paid in March 2014 pursuant to the PEAKS Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	payments totaling approximately $64,900 that we made from October 2014 through December 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in the current and prior periods.

As a result of those payments, the outstanding principal balance of the PEAKS Senior Debt was $96,918 as of December 31, 2014. We also made additional payments under the PEAKS Guarantee in the year ended December 31, 2014 that were not related to maintaining the required Asset/Liability Ratio. See Note 13 – Commitments and Contingencies, for a further discussion of the payments made under the PEAKS Program in the year ended December 31, 2014.

11.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,483	23,418	23,463	23,410
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	220	216	314	146

Outstanding shares for diluted earnings per share calculation	23,703	23,634	23,777	23,556

A total of approximately 1.4 million shares in the three months ended September 30, 2014 and 1.3 million shares in the nine months ended September 30, 2014 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive. We excluded from the calculation of our diluted earnings per common share approximately 1.2 million shares in the three months ended September 30, 2013 and 1.5 million shares in the nine months ended September 30, 2013, because the effect was anti-dilutive.

12.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$506	$439	$1,518	$1,316
Expected return on assets	(1,311)	(1,087)	(3,935)	(3,260)
Recognized net actuarial loss	0	506	0	1,518
Amortization of prior service (credit)	(389)	(389)	(1,166)	(1,167)

Net periodic pension (benefit)	$(1,194)	$(531)	$(3,583)	$(1,593)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or nine months ended September 30, 2014 or 2013. We do not expect to make any material contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2014.

The following table sets forth the changes in the components of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheet in the nine months ended September 30, 2014:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income Net of Income Tax
Balance at January 1, 2014	$5,032	$(1,886)	$3,146
Amortization of:
Prior service costs (credits)	(1,166)	452	(714)

Balance at September 30, 2014	$3,866	$(1,434)	$2,432

The reclassification of prior service costs or credits from Accumulated other comprehensive income are included in the computation of net periodic pension benefit. Net periodic pension benefit was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Condensed Consolidated Statements of Income in the three and nine months ended September 30, 2014.

13.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2014, the total face amount of those surety bonds was approximately $19,500. As of September 30, 2014, we also had caused approximately $2,352 of letters of credit to be issued to our workers’ compensation insurers and one of our state regulatory agencies.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and the 2013 compliance audits of their administration of the Title IV Programs in which they participate (“Compliance Audits”) to the ED by the due date resulted in sanctions imposed by the ED on our institutions that included, among other things, our institutions having to submit a letter of credit payable to the ED. We caused the ED Letter of Credit in the amount of $79,708 to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. As of December 31, 2014, the total amount of the outstanding letters of credit that we have caused to be issued was $82,060.

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

Claims and contingencies that we are subject to include those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. We record a liability for claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013
2009 RSA	$0	$116,923	$36,535
Other	14,494	8,957	8,325

Total	$14,494	$125,880	$44,860

Other current liabilities	$14,494	$25,893	$44,472
Other liabilities	0	99,987	388

Total	$14,494	$125,880	$44,860

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12-month period following the dates indicated. The amounts included in Other liabilities primarily related to our estimated contingent liability for the 2009 RSA as of December 31, 2013 and September 30, 2013 (prior to the 2009 Entity Consolidation), and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed ten years. See below for a discussion of the method by which we determined the amount of the contingent liability that we recorded related to our guarantee obligations under the 2009 RSA prior to the 2009 Entity Consolidation.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$126,074	$38,725	$125,880	$126,978
Increases (decreases) from:
Additional accruals:
2009 RSA	2,019	4,826	2,019	8,629
Other	11,603	5,484	27,816	12,415
Payments, other, net of recoveries owed of $0, $186, $475, and $413 (1)	(8,532)	(3,717)	(21,804)	(8,924)
Payments under the 2009 RSA, net of recoveries of $0, $0, $0 and $103 (2)	(1,809)	(458)	(4,556)	(738)
Payments under PEAKS Guarantee, net of estimated recoveries of $0, $80, $0 and $803	(52,517)	(58)	(94,318)	(574)
Payments on Behalf of Borrowers	0	(2,502)	(1,832)	(7,647)
Settlement payment – 2007 RSA	0	0	0	(46,000)
Elimination of PEAKS Trust intercompany transactions (3)	52,517	2,560	96,150	6,835
Elimination of PEAKS Guarantee accrual (4)	0	0	0	(46,114)
Elimination of 2009 RSA accrual (5)	(114,861)	0	(114,861)	0

Balance at end of period	$14,494	$44,860	$14,494	$44,860

(1)	Consists of payments for legal and other contingencies, net of recoveries from charged-off loans made under the 2009 Loan Program that were owed, but had not been remitted, to us.
(2)	Consists of payments made under the 2009 RSA, net of recoveries from charged-off 2009 Entity Student Loans that we received.
(3)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the PEAKS Consolidation. See Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation.

(4)	As a result of the PEAKS Consolidation, in the nine months ended September 30, 2013, we eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.
(5)	As a result of the 2009 Entity Consolidation, in the three and nine months ended September 30, 2014, we eliminated from our consolidated financial statements the contingent liability related to the 2009 RSA that we had previously recorded.

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

Prior to the 2009 Entity Consolidation, in order to determine the amount of the contingent liability to record related to our guarantee obligations under the 2009 RSA, we utilized estimates of, among other things, the projected repayment performance of the private education loans made under the 2009 Loan Program, which projections involved numerous assumptions. We consulted with third-party consumer credit consulting firms in developing certain repayment assumptions. Based on those projections and other factors, we estimated the amount of payments that we expected to make and the amounts that we expected to be repaid to us.

In connection with determining the amount of the contingent liability to record related to our guarantee obligations under the 2009 RSA, prior to the 2009 Entity Consolidation, we also considered the payment options available to us under the 2009 Loan Program, including our ability to make Discharge Payments under the 2009 RSA. To the extent that we projected that we would have sufficient funds available to make Discharge Payments under the 2009 RSA, we incorporated an assumption that we would make Discharge Payments into our estimate of the amount of payments that we expected to make when determining the contingent liability. If we did not believe that we would have sufficient funds available to make Discharge Payments, we assumed that we would make Regular Payments to satisfy our obligations under the 2009 RSA. We discounted the amount of those expected future monthly Regular Payments at a risk-free rate of interest. Making Discharge Payments results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the 2009 RSA and, therefore, results in an estimated contingent liability amount that is less than if we had assumed that we would make Regular Payments in future periods.

Under the 2009 RSA, we are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. We discounted the amounts of recoveries that we expected would be repaid to us under the 2009 RSA at a risk-free rate of interest. The difference between the amount of the discounted guarantee payments that we expected to make and the discounted amount that we expected would be repaid to us under the 2009 RSA is recorded as the amount of our estimated contingent liability related to our guarantee obligations under the 2009 RSA, prior to the 2009 Entity Consolidation.

In connection with estimating our recorded liability for claims and contingencies as of September 30, 2014, December 31, 2013 and September 30, 2013, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of September 30, 2014, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $7,100 in the 12 months immediately following the date of this filing due to the resolution of those matters.

We have presented legal and professional fees related to certain lawsuits, investigations and accounting matters as a separate line item in our Condensed Consolidated Statements of Income. The amounts included in this line item represent expenses for various lawsuits, investigations and accounting matters that we believe are not representative of those normally incurred in the ordinary course of business. Certain of those lawsuits and investigations are described in detail, below. The expenses for the accounting matters included in this line item relate primarily to services identified as relating to accounting for, and the audit work performed in connection with, the consolidation of the PEAKS Trust and the restatement of our 2013 quarterly consolidated financial statements.

Guarantees.

PEAKS Guarantee and Purchase Obligations. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required Asset/Liability Ratio. The PEAKS Guarantee contains, among other things, representations and warranties and events of default that we believe are customary for guarantees of this type. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt, if the law is changed to reduce the maximum allowable percentage of our annual revenue derived from Title IV Program funds from 90% to 75% or less. At this time, we believe that the likelihood of such a change in the law is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments we made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds are remaining in the PEAKS Trust. The PEAKS Senior Debt matures in January 2020 and, therefore, we do not expect to begin receiving any repayment of amounts that we previously paid under the PEAKS Guarantee until February 2020.

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of September 30, 2014, December 31, 2013 and September 30, 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

PEAKS Program Payments in 2014. In the year ended December 31, 2014, we made payments related to the PEAKS Program of approximately $161,100. Included in this amount were:

•	the $40,000 payment we made in March 2014 pursuant to the PEAKS Letter Agreement, which is considered to be a payment under the PEAKS Guarantee;

•	the payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligation under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods;

•	payments totaling approximately $64,900 that we made from October 2014 through December 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in current and prior periods;

•	payments totaling approximately $2,700 that we made from March 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to interest owed on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust; and

•	Payments on Behalf of Borrowers of approximately $1,800 that we made in January 2014.

See also “—PEAKS Program and 2009 RSA Payments in Certain Periods.” for additional information regarding certain payments we have made in 2013 and 2014 related to the PEAKS Program.

Projected PEAKS Guarantee Payments. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $27,700 in 2015, $4,800 in 2016 and $16,400 in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $62,000 as of December 31, 2015 and $0 as of January 31, 2020. See Note 10 – Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $47,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

The estimated amount and timing of future payments and recoveries with respect to the PEAKS Guarantee discussed above and elsewhere in this report are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. The assumptions included, among other things, the following:

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

2009 RSA. On February 20, 2009 we entered into the 2009 RSA in connection with the 2009 Loan Program. Under the 2009 RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans made under the 2009 Loan Program that are charged off above a certain percentage of the private education loans made under the 2009 Loan Program, based on the annual dollar volume. The total initial principal amount of private education loans that the 2009 Entity purchased under the 2009 Loan Program was approximately $141,000. No new private education loans were or will be originated under the 2009 Loan Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012. Our obligations under the 2009 RSA will remain in effect, until all private education loans made under the 2009 Loan Program are paid in full. The standard repayment term for a private education loan made under the 2009 Loan Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the 2009 RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the 2009 Loan Program. As of September 30, 2014, December 31, 2013 and September 30, 2013, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Other assets on our Condensed Consolidated Balance Sheets as of each of those dates. The 2009 RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the 2009 Loan Program that exceeds a certain percentage as of the end of each fiscal quarter.

Under the 2009 RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the 2009 Loan Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the 2009 RSA. In addition, in the three months ended December 31, 2013, we made Discharge Payments to the 2009 Entity. Making Discharge Payments results in us paying amounts to the 2009 Entity in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but may result in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the 2009 RSA. See Note 8 – Variable Interest Entities, for a further discussion of Discharge Payments.

We concluded that we were required to consolidate the 2009 Entity in our consolidated financial statements beginning on September 30, 2014. See Note 8 – Variable Interest Entities, for a further discussion of the 2009 Entity Consolidation. As a result, the assets and liabilities of the 2009 Entity have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of September 30, 2014. While we no longer record a contingent liability for the 2009 RSA on our Condensed Consolidated Balance Sheet beginning September 30, 2014, our obligations under the 2009 RSA remain in effect.

2009 RSA Payments in 2014. In the year ended December 31, 2014, we made payments under the 2009 RSA of approximately $9,139. Reflected in this amount were:

•	Regular Payments of $7,028;

•	a Discharge Payment of $2,577 that we made pursuant to the Fourth Amendment to 2009 RSA (as defined below); and

•	$466 in recoveries from charged-off loans that were owed to us from the 2009 Entity and that we applied to reduce the amount payable by us to the 2009 Entity pursuant to our offset right.

In the year ended December 31, 2014, the 2009 Entity did not remit to us $475 of recoveries from charged-off loans that were owed to us. See also “—PEAKS Program and 2009 RSA Payments in Certain Periods,” for additional information regarding certain payments we have made in 2013 and 2014 related to the 2009 Entity Program.

2009 RSA Amendments. As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly compliance certificates that we were required to deliver to the 2009 Entity under the 2009 RSA were inaccurate. Those inaccuracies did not affect our compliance with the financial ratio covenants in the 2009 RSA as of March 31, 2013. We were not, however, in compliance with certain financial ratio covenants in the 2009 RSA as of June 30, 2013 or subsequent fiscal quarter measurement dates through September 30, 2014. Further, due to our failure to timely file our 2013 Form 10-K and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we did not timely deliver the required compliance certificates under the 2009 RSA with respect to those periods. As a result of our noncompliance with certain financial ratio covenants as of June 30, 2013 and subsequent fiscal quarter measurement dates through September 30, 2014, the amount of collateral required to be maintained in the restricted bank account would have been increased by approximately $2,600. On November 6, 2014, we entered into a Fourth Amendment to the 2009 RSA with the 2009 Entity (the “Fourth Amendment to 2009 RSA”). The Fourth Amendment to 2009 RSA provides that we are not required to comply with certain financial ratio covenants under the 2009 RSA that we otherwise would not have been in compliance with from June 30, 2013 through September 30, 2014 and that we did not expect to be in compliance with as of December 31, 2014. In lieu of an increase in the required collateral under the 2009 RSA, we made a payment of $2,577 to the 2009 Entity on November 12, 2014, pursuant to the Fourth Amendment to 2009 RSA, which payment was considered a Discharge Payment under the 2009 RSA.

On March 17, 2015, we entered into a Fifth Amendment to the 2009 RSA with the 2009 Entity (the “Fifth Amendment to 2009 RSA”). The Fifth Amendment to 2009 RSA provides that we are not required to comply with certain financial ratio covenants under the 2009 RSA that we otherwise would not have been in compliance with from June 30, 2013 through: (i) March 31, 2015 related to our debt service ratio, and (ii) December 31, 2015 related to our current ratio. Additionally, the Fifth Amendment to 2009 RSA provides that for any fiscal quarter end in which the 2009 Entity (or its owned or managed assets) are consolidated into our financial statements that the financial covenant and persistence percentage provisions and the corresponding compliance certificate requirements will be based on our relevant quarterly and annual reports that we file with the SEC, but excluding the effects of any such consolidation. Further, any financial statements for periods ending prior to March 17, 2015 that we are required to deliver to the 2009 Entity, but have not been delivered as of that date, must be delivered to the 2009 Entity on or before May 31, 2015. In lieu of an increase in the required collateral under the 2009 RSA, we made a payment of $2,709 to the 2009 Entity on March 19, 2015 pursuant to the Fifth Amendment to 2009 RSA, which payment was considered a Discharge Payment under the 2009 RSA.

Projected 2009 RSA Payments. We believe that it is probable that we will make additional payments under the 2009 RSA. We are entitled to all amounts that the 2009 Entity recovers from loans in a particular loan pool made under the 2009 Loan Program that have been charged off, until all payments that we made under the 2009 RSA with respect to that loan pool have been repaid to us by the 2009 Entity. Pursuant to the 2009 RSA, we have the right to offset amounts that we owe under the 2009 RSA by the amount of recoveries from charged-off loans made under the 2009 Loan Program that are owed, but have not been paid, to us. The following table sets forth, in the periods indicated, our projections of the estimated amounts of Regular Payments and Discharge Payments that we expect to pay (or that we expect will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amounts of recoveries from charged-off loans that we expect to be paid to us by the 2009 Entity (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Year	Estimated Regular Payments	Estimated Discharge Payments		Estimated Total Payments	Estimated Recoveries
2015	$13,400	$2,709	(1)	$16,109	$(1,240)
2016	15,835	0		15,835	(1,240)
2017	16,631	0		16,631	(1,240)
2018 and later	0	72,509		72,509	(380)

Total	$45,866	$75,218		$121,084	$(4,100)

(1)	Represents the Discharge Payment of $2,709 that we made on March 19, 2015 pursuant to the terms of the Fifth Amendment to 2009 RSA.

We believe that the vast majority of the $72,509 of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the 2009 RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payment made in March 2015 pursuant to the terms of the Fifth Amendment to 2009 RSA) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $100,100 of Regular Payments in 2018 through 2027. Of this amount, approximately $16,500 to $17,000 would be paid annually in each of 2018 through 2022, and approximately $16,300, in the aggregate, would be paid in 2023 through 2027.

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

PEAKS Program and 2009 RSA Payments in Certain Periods. The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and 2009 RSA and the amount of recoveries from charged-off loans paid to us by the 2009 Entity, in the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
Type of Payment (Receipt)	2014		2013	2014		2013
Guarantee:
PEAKS Program	$52,517		$138	$94,318		$1,377	(1)
2009 RSA Regular Payments	1,809	(2)	458	4,556	(2)	841
2009 RSA Discharge Payments	0		0	0		0
Payments on Behalf of Borrowers	0		2,502	1,832		7,647	(3)
2009 RSA-Recoveries from Charged-Off Loans	0		0	0		(103)

Total	$54,326		$3,098	$100,706		$9,762

(1)	Of this amount, $854 was paid prior to the PEAKS Consolidation.
(2)	This amount is net of $156 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the 2009 RSA.
(3)	Of this amount, $532 was paid prior to the PEAKS Consolidation.

The 2009 Entity did not remit to us, and we did not offset payments under the 2009 RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the three months ended September 30, 2014;

•	$186 in the three months ended September 30, 2013;

•	$475 in the nine months ended September 30, 2014; and

•	$413 in the nine months ended September 30, 2013.

We recorded the amount of recoveries from charged-off loans that were owed to us, but not paid or offset, as of September 30, 2013, in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. The amounts of recoveries from charged-off loans that were owed to us by the 2009 Entity, but not paid or offset, as of September 30, 2014 were not recorded on our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the 2009 Entity Consolidation

We also offset the following amounts owed by us under the 2009 RSA against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments in those amounts:

•	$0 in the three months ended September 30, 2014;

•	$357 in the three months ended September 30, 2013;

•	$0 in the nine months ended September 30, 2014; and

•	$8,471 in the nine months ended September 30, 2013.

We recorded all of the amounts that we claimed as offsets against amounts owed to us under the Revolving Note in Other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2013. The amounts that we claimed as offsets under the Revolving Note as of September 30, 2014, were not recorded on our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the 2009 Entity Consolidation.

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

We further understand the 2009 Entity’s position to be that, because the Offset was improper, we are in default under the 2009 RSA. In April 2013, the 2009 Entity notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the 2009 RSA (the “Collateral”). At that time, the amount of funds in that account was approximately $8,600. To our knowledge, the 2009 Entity has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the 2009 Loan Agreement and the 2009 RSA does not constitute an event of default under the 2009 RSA, and that the 2009 Entity’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the 2009 Entity. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the 2009 RSA related to the Offset, we may be required to pay to the 2009 Entity approximately $8,600, representing the amount of the Offset, net of approximately $1,049 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the 2009 Entity was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

Assessment of Guarantee Contingent Liability. At the end of each reporting period, prior to the 2009 Entity Consolidation, we assessed whether we should recognize a contingent liability related to our guarantee obligations under the 2009 RSA and, if so, in what amount. The contingent liability was calculated by estimating the amount and timing of projected future payments that we expected to make under the 2009 RSA and the projected future amounts that we expected to be repaid to us by the 2009 Entity from recoveries of charged-off loans and the timing of those repayments. As with any estimate, as facts and circumstances changed, the recorded liability changed.

In order to estimate the amount of the contingent liability, we made certain assumptions with respect to the performance of the 2009 Entity Student Loans over the life of those loans. The life of a 2009 Entity Student Loan may be in excess of ten years from the date of disbursement. Therefore, our estimates were based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the repayment performance of the 2009 Entity Student Loans, which includes both payments on non-defaulted loans and recoveries from defaulted, or charged-off, loans;

•	the timing and rate at which the 2009 Entity Student Loans will be paid;

•	the changes in the variable interest rates applicable to the 2009 Entity Student Loans;

•	the amounts and timing of collections that will be collected in the future on 2009 Entity Student Loans that have defaulted; and

•	our ability to utilize the available options for payment of our obligations under the 2009 RSA.

Because the amount of the contingent liability takes into consideration the projected repayment performance of the 2009 Entity Student Loans that could extend for ten or more years, and the repayment performance data develops over a period that is several years from the date the loans were originated, we continually refined our assumptions based on new data and information. We consulted with third-party consumer credit consulting firms in determining certain repayment performance assumptions.

The projected future payments that we expected to make under the 2009 RSA were based on a methodology to forecast future default rates and amounts, which methodology utilized the historical amount of 2009 Entity Student Loans that had defaulted. The historical default experience by itself, however, may not be indicative of the future default performance of the 2009 Entity Student Loans. Therefore, we made certain assumptions regarding the expected future default performance of the loans. In estimating the projected future amounts that we expected to be repaid to us by the 2009 Entity from recoveries from charged-off loans, we considered the actual collections on defaulted loans made under the 2009 Loan Program, as well as other factors. As the 2009 Entity Student Loans matured, additional data related to the repayment performance of the loans and other information regarding the loans became available to us that we utilized to estimate the related contingent liability. The assumptions used for our projections of future payments and recoveries have changed significantly over time as actual repayment performance became known, which resulted in changes to the estimated contingent liability.

We also considered our ability to utilize Discharge Payments for payment of our obligations under the 2009 RSA in our estimates of the contingent liability. Making Discharge Payments results in an estimated contingent liability amount that is less than if we had assumed we would make Regular Payments in future periods. As circumstances and our future cash flow projections changed over time, we adjusted our assumptions related to our ability to make Discharge Payments, which resulted in an increase in our estimated contingent liability amount in certain periods.

In addition, in certain prior reporting periods, there were disruptions in the servicing of a portion of the 2009 Entity Student Loans, as well as indications that servicing activities were not being performed as required by the applicable servicing agreement, which we believe had a negative impact on the repayment performance of those loans. We cannot predict with any certainty whether other servicing disruptions or other servicing issues will occur in the future.

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

On March 11, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). On April 17, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al (the “MLAF Litigation”). On July 25, 2013, the court consolidated the Koetsch Litigation and MLAF Litigation under the following caption: In re ITT Educational Services, Inc. Securities Litigation (the “New York Securities Litigation”), and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the New York Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the New York Securities Litigation. The second amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder by:

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. On July 22, 2014, the district court denied most of our motion to dismiss all of the plaintiffs’ claims for failure to state a claim for which relief can be granted. On August 5, 2014, we filed our answer to the second amended complaint denying all of the plaintiffs’ claims and the parties are currently engaged in discovery. Plaintiffs filed their motion for class certification on March 27, 2015. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the second amended complaint.

On September 30, 2014, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the following caption: David Banes, on Behalf of Himself and All Others Similarly Situated v. Kevin M. Modany, et al. (the “Banes Litigation”). On October 3, 2014, October 9, 2014 and November 25, 2014, three similar complaints were filed against us and two of our current executive officers in the United States District Court for the Southern District of Indiana under the following captions: Babulal Tarapara, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. (the “Tarapara Litigation”), Kumud Jindal, Individually and on Behalf of All Others Similarly Situated v. Kevin Modany, et al. (the “Jindal Litigation”) and Kristopher Hennen, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc. et al. (the “Hennen Litigation”). On November 17, 2014, the Tarapara Litigation and the Jindal Litigation were consolidated into the Banes Litigation. On January 21, 2015, the Hennen Litigation was consolidated into that consolidated action (the “Indiana Securities Litigation”).

The complaints in the Indiana Securities Litigation allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. In particular, the complaints allege that:

•	our financial statements contained errors related to the accounting of the PEAKS Trust and PEAKS Program;

•	we misled investors regarding the integrity of our financial reporting, including the reporting of the PEAKS Trust;

•	we improperly failed to consolidate the PEAKS Trust in our consolidated financial statements;

•	we lacked adequate internal controls over financial reporting;

•	our financial statements were overstated;

•	our financial statements were materially false and misleading at all relevant times;

•	we engaged in acts, transactions, practices and courses of business which operated as a fraud and deceit upon the plaintiff and the purported class;

•	we employed devices, schemes and artifices to defraud in connection with the purchase and sale of our common stock; and

•	we artificially inflated and maintained the market price of our common stock, causing the plaintiff and other putative class members to purchase our common stock at artificially inflated prices.

The putative class period in the Banes Litigation and the Jindal Litigation is from April 26, 2013 through September 19, 2014. The putative class period in the Tarapara Litigation and the Hennen Litigation is from February 26, 2013 through September 18, 2014. The plaintiffs in the Indiana Securities Litigation seek, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs, and such other relief as the court deems proper. On December 1, 2014, motions were filed in the Indiana Securities Litigation for the appointment of lead plaintiff and lead counsel. On March 16, 2015, the court appointed a lead plaintiff and lead counsel. Subsequently, the caption for the Indiana Securities Litigation was changed to the following: In re ITT Educational Services, Inc. Securities Litigation (Indiana). All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the Indiana Securities Litigation.

                    On May 8, 2013, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers and all but one of our current Directors in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Wilfred Litigation”). On August 6, 2013, the parties agreed to stay the Wilfred Litigation until the New York Securities Litigation was dismissed with prejudice or the defendants filed an answer in the New York Securities Litigation. On September 8, 2014, the district court approved the parties’ agreement for an additional stay of the Wilfred Litigation, until the earlier of a final disposition of the New York Securities Litigation or 30 days after written notice terminating the stay was provided by any of the parties in the Wilfred Litigation to all other parties. On October 15, 2014, the plaintiff terminated the stay. Following plaintiff’s termination of the stipulated stay, an amended complaint was filed on November 17, 2014 that alleges, among other things, that the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, wasting our corporate assets and being unjustly enriched, by:

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

The amended complaint also refers to certain subsequent events, including the agreement that we entered into with Mr. Modany, dated August 4, 2014, setting forth terms of Mr. Modany’s resignation (the “Modany Letter Agreement”), the CFPB complaint against us, our submission of a letter of credit to the ED, and our receipt of a Wells Notice from the SEC.

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

On January 5, 2015, the defendants moved to dismiss or stay the Wilfred Litigation.

On May 27, 2014, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, all but one of our current Directors and one former Director in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Nottenkamper Litigation”). On November 14, 2014, an amended complaint was filed in the Nottenkamper Litigation. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched, abused their control of us and grossly mismanaged us by:

•	causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information relating to a series of risk-sharing agreements through SEC filings, press releases, conference calls, and other public statements and disclosures;

•	causing or allowing us to misrepresent material facts regarding student financing;

•	willfully ignoring obvious and pervasive problems with our internal controls and practices and procedures, and failing to make a good faith effort to correct these problems or prevent their recurrence;

•	violating and breaching fiduciary duties of care, loyalty, good faith, diligence and candor;

•	causing or allowing us to misrepresent material facts regarding our financial position and business prospects; and

•	abandoning and abdicating their responsibilities and duties with regard to prudently managing our businesses in a manner imposed upon them by law; and

•	permitting Mr. Modany to resign as our Chief Executive Officer and allowing us to enter into the Modany Letter Agreement setting forth the terms of Mr. Modany’s resignation.

The amended complaint seeks:

•	unspecified damages;

•	restitution;

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

On April 29, 2015, the District Court transferred the Nottenkamper Litigation to the United States District Court for the Southern District of New York.

On December 23, 2014, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers and all but three of our current Directors in the United States District Court for the Southern District of Indiana under the following caption: Michelle Lawrence, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Lawrence Litigation”). The complaint alleges among that the individual defendants breached their fiduciary duties to us, abused their control, grossly mismanaged us and were unjustly enriched by:

•	participating in misrepresentation of our business operations;

•	failing to correct our public statements;

•	failing to oversee our business and internal controls;

•	causing us to issue false and misleading statements of material fact in our consolidated financial statements in our quarterly reports;

•	subjecting us to multiple federal securities fraud class action lawsuits;

•	causing us to restate our consolidated financial statements in our quarterly reports; and

•	causing us to receive a Wells Notice from the SEC.

The complaint seeks:

•	unspecified damages,

•	restitution

•	disgorgement of all profits, benefits and other compensation obtained by the individual defendants;

•	an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedure, including taking action to strengthen the Board’s supervision of operations, procedures for greater shareholder input and for effective oversight of compliance; and

•	costs and disbursements, including attorneys’ and experts’ fees, costs and expenses.

On March 11, 2015, the district court approved the parties’ agreement to stay the Lawrence Litigation, until the earlier of 30 days after written notice of termination has been provided by any party or the Indiana Securities Litigation is dismissed with prejudice or an answer in the Indiana Securities Litigation is filed.

Although the Wilfred Litigation, Nottenkamper Litigation and Lawrence Litigation are each brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with those actions.

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

On February 26, 2014, the CFPB filed a complaint against us in the United States District Court for the Southern District of Indiana under the following caption: Consumer Financial Protection Bureau v. ITT Educational Services, Inc. (the “CFPB Litigation”). The complaint claimed, among other things, that we violated:

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

We filed a motion to dismiss the CFPB Litigation on several grounds. On March 6, 2015, the court issued an order denying our motion in part and granting it in part, including dismissing the CFPB’s claim under the Truth in Lending Act. On April 8, 2015, we filed a notice of appeal to the United States Court for the Seventh Circuit from the order on the motion to dismiss. We have defended, and intend to continue to defend, ourselves vigorously against the remaining allegations made in the complaint.

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

There can be no assurance that the ultimate outcome of the Leveski Litigation, New York Securities Litigation, Indiana Securities Litigation, Wilfred Litigation, Nottenkamper Litigation, Lawrence Litigation, CFPB Litigation, New Mexico Litigation, Gallien Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

Kevin M. Modany and Daniel M. Fitzpatrick are named in the New York Securities Litigation, Indiana Securities Litigation, Wilfred Litigation, Nottenkamper Litigation and Lawrence Litigation. John E. Dean is also named in the Wilfred Litigation, Nottenkamper Litigation and Lawrence Litigation.

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

In January, February, April and May 2014, and in February and March 2015, we received subpoenas and/or CIDs from the Attorneys General of Arkansas, Arizona, Colorado, Connecticut, Hawaii, Idaho, Iowa, Kentucky, Maryland, Minnesota, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Tennessee and Washington under the authority of each state’s consumer protection statutes. The Attorney General of the Commonwealth of Kentucky has informed us that it will serve as the point of contact for the multistate group to respond to questions relating to the subpoenas and CIDs. The subpoenas and CIDs contain broad requests for information and the production of documents related to our students and practices, including marketing and advertising, recruitment, financial aid, academic advising, career services, admissions, programs, licensure exam pass rates, accreditation, student retention, graduation rates and job placement rates, as well as many other aspects of our business. We believe that several other companies in the proprietary postsecondary education sector have received similar subpoenas and CIDs. We are cooperating with the Attorneys General of the states involved. The ultimate outcome of the state Attorneys General investigation, however, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

On February 8, 2013, we received the first of many subpoenas from the SEC. In a letter accompanying each of the subpoenas, the SEC states that it is conducting an investigation of us. The SEC’s subpoenas requested the production of documents and communications that, among other things, relate to our actions, disclosures, and accounting associated with the 2009 Loan Program and PEAKS Program, including:

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

A Wells Notice is neither a formal allegation nor a finding of wrongdoing. Instead, it is a preliminary determination by the Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. We have made submissions to the Staff in response to the Wells Notice we received that set forth why the factual record does not support the enforcement action recommended by the Staff and explained that any perceived shortcomings were acts taken in good faith. Our Chief Executive Officer and Chief Financial Officer each have made similar submissions. All of the recipients of the Wells Notices intend to defend themselves vigorously.

We cannot predict the outcome of any legal action or whether the matters will result in any settlement. We cannot assure you that the ultimate outcome of the SEC investigation, any legal action by the SEC or any settlement will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

14.	Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our condensed consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results. Those significant risks and uncertainties include, but are not limited to, the following:

•	The PEAKS Consolidation and other factors, among other things:

•	have resulted in violations by us of covenants under the Amended Credit Agreement, for which we obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 10 – Debt and Note 13 – Commitments and Contingencies, for additional information.

•	The 2009 Entity Consolidation, which could negatively impact our compliance with:

•	covenants under the Financing Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and 2009 RSA.

See Note 8 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit payable to the ED, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 10 – Debt, for additional information.

•	As required, we provided cash collateral in the amount of approximately $89,300 for the letters of credit outstanding for our account. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. The remaining amount of cash collateral at any time may not be less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must be not less than 109% of the amount available to be drawn. See Note 10 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 13 – Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	We have significant guarantee obligations under the PEAKS Guarantee and 2009 RSA. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the 2009 Entity, related to the 2009 RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $27,700 in 2015 and approximately $4,800 in 2016. In addition, based on various assumptions, including the historical and projected performance and collections of the private education loans under the 2009 Loan Program, we believe that we will make payments under the 2009 RSA, net of recoveries, of approximately $14,900 in 2015 and $14,600 in 2016. See Note 10 – Debt and Note 13 – Commitments and Contingencies, for a further discussion of the PEAKS Guarantee and 2009 RSA (collectively, the “RSAs”), estimated payment amounts and contingent liabilities.

•	As of September 30, 2014, the outstanding borrowings under the Amended Credit Agreement totaled $50,000 and were classified as a current liability. We repaid all outstanding borrowings under the Amended Credit Agreement on December 4, 2014.

•	On December 4, 2014, we borrowed $100,000 aggregate principal amount of senior secured Term Loans. The proceeds of the Term Loans, along with other funds, were used to provide the cash collateral for outstanding letters of credit, to repay all outstanding borrowings under the Amended Credit Agreement and to pay fees in connection with the Financing Agreement. As a result, no portion of the proceeds of the Term Loans is available for working capital or other uses. Further, the funds held as cash collateral are not available for use by us to fund our operations.

•	We incurred a net loss in the year December 31, 2013 and we had negative working capital as of December 31, 2013, primarily due to the impact of the PEAKS Consolidation and the loss that we recorded related to our guarantee obligations under the 2009 RSA. As of September 30, 2014, we had negative working capital, primarily due to the Consolidations.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our RSA payments, working capital, loan payment and capital expenditure requirements over the 12-month period following the date that this report was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs or make payments on loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this report was filed with the SEC. Accordingly, our condensed consolidated financial statements contained in this report were prepared on the basis that we will continue to operate as a going concern. There can be no assurance, however, that the ultimate outcome of those events, whether individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	the impact of the adverse actions by the ED related to our failure to submit our 2013 audited financial statements and 2013 Compliance Audits to it by the due date, and any failure to submit our 2014 audited financial statements and 2014 Compliance Audits to it by the due date;

•	the impact of our consolidation of variable interest entities on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain required amendments or waivers of noncompliance with covenants under the Financing Agreement;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	actions by the New York Stock Exchange to delist our common stock;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	the impact of our late filings with the SEC;

•	issues related to the restatement of our financial statements for the first three quarters of 2013;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	the effects of the cross-default provisions in the Financing Agreement;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our ability to retain or attract qualified employees to execute our business and growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	our ability to repay moneys we have borrowed; and

•	our ability to collect internally funded financing from our students.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our 2013 Form 10-K filed with the SEC and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

You should keep in mind the following points as you read this report:

•	References in this document to “we,” “us,” “our” and “ITT/ESI” refer to ITT Educational Services, Inc., its subsidiaries and the VIEs that it consolidates in its consolidated financial statements, unless the context requires or indicates otherwise.

•	The terms “ITT Technical Institute” or “Daniel Webster College” (in singular or plural form) refer to an individual school or campus owned and operated by ITT/ESI, including its learning sites, if any. The term “institution” (in singular or plural form) means a main campus and its additional locations, branch campuses and/or learning sites, if any.

•	References in this document to “education programs” refer to degree or diploma programs of study that have been, or may be, offered by an ITT Technical Institute or by Daniel Webster College.

Overview

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our 2013 Form 10-K filed with the SEC for discussion of, among other matters, the following items:

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

Consolidations and Core Operations

Beginning on September 30, 2014, our consolidated financial statements include the 2009 Entity, because we were considered to have control over the 2009 Entity beginning on September 30, 2014 under ASC 810, as a result of our substantive right to terminate the 2009 Entity Servicing Agreement. Our consolidated financial statements beginning on February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust beginning on February 28, 2013 under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements. We do not, however, actively manage the operations of the 2009 Entity or the PEAKS Trust and the assets of the consolidated 2009 Entity and the consolidated PEAKS Trust can only be used to satisfy the obligations of the 2009 Entity and the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Our obligations under the 2009 RSA remain in effect, until all 2009 Entity Student Loans are paid in full. See Note 10 – Debt and Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the 2009 Entity and the PEAKS Trust as of and following the applicable consolidation dates. Certain information is also provided, however, regarding our results of operations and financial condition on a basis that excludes the impact of the 2009 Entity and the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our condensed consolidated financial measures determined in accordance with GAAP. We believe that the presentation of the Core Operations information assists investors in comparing current period information against prior periods during which the 2009 Entity and the PEAKS Trust were not consolidated. In addition, our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results, financial condition and cash flows;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our results of operations, financial condition and cash flows.

The following tables set forth selected data from our balance sheets and statements of income as of and for the three and nine months ended:

•	September 30, 2014 regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the 2009 Entity on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations, and the elimination of transactions between the 2009 Entity and Core Operations, in each case, as a result of the applicable Consolidation; and

•	the Core Operations, the 2009 Entity and the PEAKS Trust consolidated in accordance with GAAP; and

•	September 30, 2013 regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations, as a result of the PEAKS Consolidation; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP.

The information presented also constitutes the reconciliation of our non-GAAP Core Operations, PEAKS Trust and 2009 Entity data to the related consolidated GAAP financial measures. Following the tables, we describe the effect of the PEAKS Consolidation and 2009 Entity Consolidation, as applicable, on the financial statement information presented, including the components attributable to the Core Operations, the PEAKS Trust and the 2009 Entity.

	As of September 30, 2014
	Core Operations	PEAKS Trust	2009 Entity	Eliminations	GAAP Consolidated

Balance Sheet Data:
Cash and cash equivalents	$204,227	$0	$0	$0	$204,227
Restricted cash	1,786	1,450	2,738	0	5,974
Accounts receivable, net	68,587	0	0	0	68,587
Private education loans, net	0	6,933	3,406	0	10,339
Deferred income taxes	51,053	0	0	0	51,053
Prepaid expenses and other current assets	51,738	0	0	(3,260)	48,478

Total current assets	377,391	8,383	6,144	(3,260)	388,658

Property and equipment, net	155,459	0	0	0	155,459
Private education loans, excluding current portion	0	60,479	23,793	0	84,272
Deferred income taxes	69,685	0	0	0	69,685
Other assets	69,233	0	199	0	69,432

Total assets	$671,768	$68,862	$30,136	$(3,260)	$767,506

Current portion of long-term debt	$50,000	$0	$0	$0	$50,000
Current portion of PEAKS Trust senior debt	0	96,516	0	0	96,516
Current portion of 2009 Entity secured borrowing obligation	0	0	20,662	0	20,662
Accounts payable	80,479	0	0	0	80,479
Accrued compensation and benefits	18,157		0	0	18,157
Other current liabilities	50,814	287	624	(23,887)	27,838
Deferred revenue	144,017	0	0		144,017

Total current liabilities	343,467	96,803	21,286	(23,887)	437,669

PEAKS Trust senior debt, excluding current portion	0	44,000	0	0	44,000
2009 Entity secured borrowing obligation, excluding current portion	0	0	101,880	0	101,880
Other liabilities	141,456	0	1,940	(90,974)	52,422

Total liabilities	484,923	140,803	125,106	(114,861)	635,971
Total shareholders’ equity (deficit)	186,845	(71,941)	(94,970)	111,601	131,535

Total liabilities and shareholders’ equity	$671,768	$68,862	$30,136	$(3,260)	$767,506

	As of September 30, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated

Balance Sheet Data:
Cash and cash equivalents	$165,581	$0	$0	$165,581
Restricted cash	3,752	1,237	0	4,989
Accounts receivable, net	122,693	0	0	122,693
Private education loans, net	0	7,598	0	7,598
Deferred income taxes	77,343	0	0	77,343
Prepaid expenses and other current assets	21,258	413	0	21,671

Total current assets	390,627	9,248	0	399,875

Property and equipment, net	174,394	0	0	174,394
Private education loans, excluding current portion	0	85,340	0	85,340
Deferred income taxes	40,949	0		40,949
Other assets	46,409		(7,665)	38,744

Total assets	$652,379	$94,588	$(7,665)	$739,302

Current portion of PEAKS Trust senior debt	$0	$134,075	$0	$134,075
Accounts payable	61,468	0	0	61,468
Accrued compensation and benefits	20,113	0	0	20,113
Other current liabilities	63,873	(3,328)	(3,060)	57,485
Deferred revenue	132,246			132,246

Total current liabilities	277,700	130,747	(3,060)	405,387

Long-term debt	60,000	0	0	60,000
PEAKS Trust senior debt, excluding current portion	0	94,420	0	94,420
Other liabilities	76,780	(1,658)	(36,862)	38,260

Total liabilities	414,480	223,509	(39,922)	598,067
Total shareholders’ equity (deficit)	237,899	(128,921)	32,257	141,235

Total liabilities and shareholders’ equity	$652,379	$94,588	$(7,665)	$739,302

In accordance with ASC 810, the assets and liabilities of the 2009 Entity were treated as having been acquired by us at their fair values as of September 30, 2014. The carrying values of the assets and liabilities of the 2009 Entity are included on our Condensed Consolidated Balance Sheet as of September 30, 2014. The assets of the 2009 Entity consist primarily of cash and the 2009 Entity Student Loans. The liabilities of the 2009 Entity consist primarily of the 2009 Entity Secured Borrowing Obligation. The carrying values of the assets and liabilities related to the 2009 Loan Program that had been included as balance sheet items related to our Core Operations and consisted of the Revolving Note, other receivables (which consisted of recoveries from charged-off 2009 Entity Student Loans that were owed to us, but were not paid to or offset by us) and the contingent liability, were eliminated from our Condensed Consolidated Balance Sheet as of September 30, 2014.

Although the assets and liabilities of the 2009 Entity are presented on our Condensed Consolidated Balance Sheets following the 2009 Entity Consolidation, the assets of the 2009 Entity can only be used to satisfy the obligations of the 2009 Entity.

In accordance with ASC 810, the assets and liabilities of the PEAKS Trust were treated as having been acquired by us at their fair values as of February 28, 2013. The carrying values of the assets and liabilities of the PEAKS Trust are included on our Condensed Consolidated Balance Sheets as of September 30, 2014 and 2013. The assets of the PEAKS Trust consist primarily of cash and the PEAKS Trust Student Loans. The liabilities of the PEAKS Trust consist primarily of the PEAKS Senior Debt. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The carrying values of the assets and liabilities related to the PEAKS Program that had been included as balance sheet items related to our Core Operations and consisted of the Subordinated Note, a guarantee receivable and a contingent liability, were eliminated from our Condensed Consolidated Balance Sheets as of September 30, 2014 and 2013.

Although the assets and liabilities of the PEAKS Trust are presented on our Condensed Consolidated Balance Sheets following the PEAKS Consolidation, the assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

	Three Months Ended September 30, 2014
	Core Operations	PEAKS Trust	2009 Entity	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$239,834	$2,727	$0	$0	$242,561
Costs and expenses:
Cost of educational services	117,539	0	0	0	117,539
Student services and administrative expenses	99,453	987	0	0	100,440
Legal and professional fees related to certain lawsuits, investigations and accounting matters	11,269	0	0	0	11,269
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	4,511			4,511

Total costs and expenses	230,280	5,498	0	0	235,778

Operating income (loss)	9,554	(2,771)	0	0	6,783
Gain (loss) on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	17	0	0	0	17
Interest (expense)	(570)	(5,261)	0	0	(5,831)

Income (loss) before provision for income taxes	$9,001	$(8,032)	$(94,970)	$111,601	$17,600

	Three Months Ended September 30, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$255,545	$4,072	$0	$259,617
Costs and expenses:
Cost of educational services	120,204	0	0	120,204
Student services and administrative expenses	94,647	1,535	0	96,182
Legal and professional fees related to certain lawsuits, investigations and accounting matters	2,089	0	0	2,089
Loss related to loan program guarantees	5,547	0	(721)	4,826
Provision for private education loan losses	0	16,382	0	16,382

Total costs and expenses	222,487	17,917	(721)	239,683

Operating income (loss)	33,058	(13,845)	721	19,934
Interest income	170	0	(154)	16
Interest (expense)	(915)	(6,275)	0	(7,190)

Income (loss) before provision for income taxes	$32,313	$(20,120)	$567	$12,760

	Nine Months Ended September 30, 2014
	Core Operations	PEAKS Trust	2009 Entity	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$709,481	$9,099	$0	$0	$718,580
Costs and expenses:
Cost of educational services	353,930	0	0	0	353,930
Student services and administrative expenses	293,601	3,624	0	0	297,225
Legal and professional fees related to certain lawsuits, investigations and accounting matters	25,196	0	0	0	25,196
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	13,582	0	0	13,582

Total costs and expenses	674,746	17,206	0	0	691,952

Operating income (loss)	34,735	(8,107)			26,628
Gain on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	51	0	0	0	51
Interest (expense)	(2,120)	(16,875)	0	0	(18,995)

Income (loss) before provision for income taxes	$32,666	$(24,982)	$(94,970)	$111,601	$24,315

	Nine Months September 30, 2013
	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$795,602	$9,536	$0	$805,138
Costs and expenses:
Cost of educational services	367,921	0	0	367,921
Student services and administrative expenses	292,625	3,613	0	296,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	3,802	0	0	3,802
Loss related to loan program guarantees	9,350	0	(721)	8,629
Provision for private education loan losses	0	20,701	0	20,701

Total costs and expenses	673,698	24,314	(721)	697,291

Operating income (loss)	121,904	(14,778)	721	107,847
(Loss) on consolidation of variable interest entities	0	(112,748)	39,500	(73,248)
Interest income	376	0	(301)	75
Interest (expense)	(3,180)	(14,953)	0	(18,133)

Income (loss) before provision for income taxes	$119,100	$(142,479)	$39,920	$16,541

Following the applicable Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees; and

•	student loan interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans.

We did not recognize any revenue related to the 2009 Entity in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014, because the 2009 Entity Consolidation was effective September 30, 2014.

Following the applicable Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust and the 2009 Entity, primarily related to fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the 2009 Entity.

We did not recognize any student services and administrative expenses related to the 2009 Entity in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014, because the 2009 Entity Consolidation was effective September 30, 2014.

The loss related to loan program guarantees represents the additional contingent liability accruals that we recorded related to the 2009 RSA in the periods indicated, because the contingent liability related to the PEAKS Guarantee was eliminated from our condensed consolidated financial statements as a result of the PEAKS Consolidation beginning on February 28, 2013 (though our obligations under the PEAKS Guarantee remain in effect).

Following the PEAKS Consolidation, our provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period related to the PEAKS Trust Student Loans. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate. We did not recognize a provision for private education loan losses related to the 2009 Entity Student Loans in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014, because the 2009 Entity Consolidation was effective September 30, 2014.

In the three and nine months ended September 30, 2014, we recognized a gain upon the 2009 Entity Consolidation that represented the difference between (i) the fair value, as of September 30, 2014, of the net liabilities of the 2009 Entity that we recorded in our consolidated financial statements upon the 2009 Entity Consolidation, and (ii) the carrying value, as of September 30, 2014, of the net liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements and were eliminated upon the 2009 Entity Consolidation.

In the nine months ended September 30, 2013, we recognized a loss upon the PEAKS Consolidation that represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation.

Following the PEAKS Consolidation, our interest expense includes:

•	interest expense from matters related to the Core Operations, primarily the interest expense on the outstanding balance under the Amended Credit Agreement; and

•	interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

We did not recognize any interest expense on the 2009 Entity Secured Borrowing Obligation in the three or nine months ended September 30, 2014, because the 2009 Entity Consolidation was effective September 30, 2014.

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

Since the inception of the 2009 Loan Program, under the 2009 RSA, we have guaranteed, and continue to guarantee, the repayment of any 2009 Entity Student Loans that are charged off above a certain percentage of the 2009 Entity Student Loans made under the 2009 Loan Program, based on the annual dollar volume. Our obligations under the 2009 RSA remain in effect until all 2009 Entity Student Loans are paid in full.

The revenue and expenses of the PEAKS Trust are presented in our Consolidated Statements of Income following the PEAKS Consolidation. The cash received by the PEAKS Trust, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the PEAKS Trust. The revenue and expenses of the 2009 Entity were not presented in our Consolidated Statements of Income for the three and nine months ended September 30, 2014, because the 2009 Entity Consolidation was effective September 30, 2014. The revenue and expenses of the 2009 Entity will be presented in our Consolidated Statements of Income following the 2009 Entity Consolidation. The cash received by the 2009 Entity, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the 2009 Entity.

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of September 30, 2014, we were offering:

•	master, bachelor and associate degree programs to approximately 57,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of September 30, 2014, we had 148 college locations (including 147 campuses and one learning site) in 39 states. In addition, we offered one or more of our online programs to students who are located in all 50 states. In the fourth quarter of 2014, we closed three campuses and one learning site, resulting in 144 college locations as of December 31, 2014. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since June 2009 under the “Daniel Webster College” name. In August 2013, we acquired all of the membership interests of Cable Holdings, an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. In January 2014, we acquired certain assets and assumed certain liabilities of Ascolta, two education companies that offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 4 – Acquisition of the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our 2013 Form 10-K, filed with the SEC.

Subsequent to the disclosure of our significant accounting policies in our 2013 Form 10-K, we added the following significant accounting policy, which primarily relates to the 2009 Entity, a VIE that we have consolidated in our condensed consolidated financial statements beginning on September 30, 2014. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the 2009 Entity Consolidation.

2009 Entity Secured Borrowing Obligation. The 2009 Entity Participants purchased participation interests in the 2009 Entity Student Loans from the 2009 Entity. The terms of the agreements between the 2009 Entity Participants and the 2009 Entity did not meet the requirements under ASC 860 to be considered a sale. As a result, the 2009 Entity was required to record a liability consisting of the 2009 Entity Secured Borrowing Obligation on its balance sheet for the cash received from the 2009 Entity Participants. The 2009 Entity Secured Borrowing Obligation represents the estimated amount that the 2009 Entity owes to the 2009 Entity Participants related to their participation interests in the 2009 Entity Student Loans, which amount is expected to be paid to the 2009 Entity Participants by the 2009 Entity from payments received by the 2009 Entity related to the 2009 Entity Student Loans, whether from the borrower or from us under the 2009 RSA.

In accordance with ASC 810, we included the 2009 Entity Secured Borrowing Obligation on our condensed consolidated balance sheet at its fair value as of September 30, 2014, the date of the 2009 Entity Consolidation. The difference between the estimated fair value of the 2009 Entity Secured Borrowing Obligation and the amount expected to be paid by the 2009 Entity to the 2009 Entity Participants was recorded as an accrued discount on our condensed consolidated balance sheet at the date of the 2009 Entity Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the expected life of the 2009 Entity Secured Borrowing Obligation.

The expected life of the 2009 Entity Secured Borrowing Obligation is an estimate of the period of time over which payments are expected to be made by the 2009 Entity to the 2009 Entity Participants related to their participation interests in the 2009 Entity Student Loans. The period of time over which payments are expected to be made by the 2009 Entity to the 2009 Entity Participants is based on when the 2009 Entity Student Loans enter a repayment status and the period of time they remain in a repayment status. Since all of the 2009 Entity Student Loans have not entered repayment, and those loans that have entered repayment may be granted forbearances or deferments, the period of time over which payments are expected to be made to the 2009 Entity Participants is an estimate. The assumptions used to estimate the expected life of the 2009 Entity Secured Borrowing Obligation are reviewed periodically and updated accordingly, which may result in an adjustment to the expected life of the 2009 Entity Secured Borrowing Obligation and the related recognized interest expense.

New Accounting Guidance

For a discussion of applicable new accounting guidance, see Note 3 – New Accounting Guidance of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The information in this “— Results of Operations” section has not been updated in this report to reflect operational data for periods following September 30, 2014, other than student enrollment and persistence data as of and for the three months ended December 31, 2014 and March 31, 2015.

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	48.5%	46.3%	49.3%	45.7%
Student services and administrative expenses	41.4%	37.0%	41.4%	36.8%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	4.6%	0.8%	3.5%	0.5%
Loss related to loan program guarantees	0.8%	1.9%	0.3%	1.1%
Provision for private education loan losses	1.9%	6.3%	1.9%	2.6%

Operating income	2.8%	7.7%	3.7%	13.4%
Gain (loss) on consolidation of variable interest entities	6.9%	0.0%	2.3%	(9.1%)
Interest (expense), net	(2.4%)	(2.8%)	(2.6%)	(2.2%)

Income before provision for income taxes	7.3%	4.9%	3.4%	2.1%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2014		2013
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs	(Decrease) To Prior Year	Total Student Enrollment in Education Programs	(Decrease) To Prior Year
March 31	57,125	(6.4%)	61,039	(14.2%)
June 30	55,485	(5.3%)	58,617	(11.7%)
September 30	57,101	(6.4%)	60,997	(7.1%)
December 31	53,646	(6.8%)	57,542	(5.8%)

Total student enrollment in education programs as of March 31, 2015 was 51,201, a decrease of 10.4% compared to March 31, 2014.

Total student enrollment in education programs includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in an education program at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any education program at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different education program at that campus; or

•	after having withdrawn or been terminated from an education program at that campus.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2014		2013
New Student Enrollment in Education Programs in the Three Months Ended:	New Student Enrollment in Education Programs	(Decrease) To Prior Year	New Student Enrollment in Education Programs	Increase (Decrease) To Prior Year
March 31	16,746	(3.8%)	17,412	(3.6%)
June 30	15,523	(8.1%)	16,883	7.5%
September 30	18,317	(9.8%)	20,307	5.2%
December 31	12,639	(9.7%)	13,995	4.5%

Total for the year	63,225	(7.8%)	68,597	3.2%

New student enrollment in education programs in the three months ended March 31, 2015 was 14,104, a decrease of 15.8% as compared to the same prior year period.

We believe that the 9.7% decrease in new student enrollment in education programs in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was primarily due to:

•	a decrease in the rate at which prospective students who inquired about our education programs actually applied for enrollment in the three months ended December 31, 2014 compared to the same prior year period; and

•	a decrease in the number of admissions representatives in the three months ended December 31, 2014 compared to the same prior year period,

which were partially offset by an increase in the rate at which prospective students who applied for enrollment actually began attending classes in their education programs.

We believe that the 9.8% decrease in new student enrollment in education programs in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to:

•	a decrease in the rate at which prospective students who inquired about our education programs actually applied for enrollment in the three months ended September 30, 2014 compared to the same prior year period; and

•	a decrease in the number of admissions representatives in the three months ended September 30, 2014 compared to the same prior year period,

which were partially offset by an increase in the rate at which prospective students who applied for enrollment actually began attending classes in their education programs.

We believe that the 8.1% decrease in new student enrollment in education programs in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and the 3.8% decrease in new student enrollment in education programs in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were primarily due to a decrease in the number of prospective students who inquired about our education programs in each of those periods, which was partially offset by:

•	an increase in the rate at which prospective students who applied for enrollment actually began attending classes in their education programs; and

•	increased availability to and use by our students of institutional scholarships and awards, which have the effect of reducing the students’ cost of our education programs.

We believe that the decreases in new student enrollment in education programs in the three months ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 compared to the same prior year periods were also due to our prospective students’:

•	greater sensitivity to the cost of postsecondary education; and

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions.

A continued decline in new and total student enrollment in education programs could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the decline in total and new student enrollment in education programs, including, without limitation:

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2012	72.4%	71.3%	69.8%	72.6%
2013	71.5%	68.4%	69.4%	71.4%
2014	70.2%	70.0%	69.9%	71.8%

Student persistence was 69.2% as of March 31, 2015, a decrease of 100 basis points compared to March 31, 2014.

We believe that the increase in student persistence as of each of December 31, September 30 and June 30, 2014 compared to the same date in the prior year was primarily due to a decrease in graduates in each of the three months ended December 31, September 30 and June 30, 2014 compared to the same prior year period. We believe that the decrease in student persistence as of March 31, 2014 compared to March 31, 2013 was primarily due to a decrease in student retention in the three months ended March 31, 2014 compared to the same prior year period, primarily attributed to lower student retention in a few courses that are delivered in the early portions of certain associate degree programs of study.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. Revenue decreased $17.1 million, or 6.6%, to $242.6 million in the three months ended September 30, 2014 compared to $259.6 million in the three months ended September 30, 2013. The primary factors that contributed to this decrease included:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $11.6 million in the three months ended September 30, 2014 compared to the same prior year period;

•	a 5.3% decrease in total student enrollment as of June 30, 2014 compared to June 30, 2013; and

•	a 6.4% decrease in total student enrollment as of September 30, 2014 compared to September 30, 2013.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013 and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $1.3 million, or 33.0%, to $2.7 million in the three months ended September 30, 2014 compared to $4.1 million in the three months ended September 30, 2013.

Cost of educational services decreased $2.7 million, or 2.2%, to $117.5 million in the three months ended September 30, 2014 compared to $120.2 million in the three months ended September 30, 2013. The primary factors that contributed to this decrease were a decrease in compensation costs resulting from fewer employees and a decrease in occupancy costs as a result of fewer physical locations and reduced square footage, which were partially offset by an increase in the cost of electronic devices issued to students as part of a transition from physical to electronic books.

Cost of educational services as a percentage of revenue increased 220 basis points to 48.5 % in the three months ended September 30, 2014 compared to 46.3% in the three months ended September 30, 2013. The primary factors that contributed to this increase were a decline in revenue and an increase in the cost of electronic devices issued to students, which were partially offset by decreases in compensation costs and occupancy costs.

Student services and administrative expenses increased $4.3 million, or 4.4%, to $100.4 million in the three months ended September 30, 2014 compared to $96.2 million in the three months ended September 30, 2013. The principal causes of this increase were increases in media advertising expenses and bad debt expense, which were partially offset by a decrease in compensation costs. Bad debt expense increased primarily as a result of a decrease in collections on accounts receivable balances of students no longer enrolled in a program of study. Approximately $1.0 million of expenses of the PEAKS Trust were included in student services and administrative expenses in the three months ended September 30, 2014 compared to $1.5 million in the three months ended September 30, 2013. Those expenses primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 41.4% of revenue in the three months ended September 30, 2014 compared to 37.0% of revenue in the three months ended September 30, 2013. The principal causes of this increase were a decline in revenue and increases in media advertising expenses and bad debt expense, which were partially offset by a decrease in compensation costs. Bad debt expense as a percentage of revenue increased to 6.9% in the three months ended September 30, 2014 compared to 5.6% in the three months ended September 30, 2013, primarily as a result of a decrease in collections on accounts receivable balances of students no longer enrolled in a program of study.

Legal and professional fees related to certain lawsuits, investigations and accounting matters increased $9.2 million, or 439.4%, to $11.3 million in the three months ended September 30, 2014 compared to $2.1 million in the three months ended September 30, 2013. In the three months ended September 30, 2014, these expenses related primarily to legal and professional fees associated with:

•	the investigation of us by the SEC;

•	certain accounting matters, including the PEAKS Consolidation and contingent liability analyses;

•	the state Attorneys General investigations;

•	the New York Securities Litigation;

•	the CFPB Litigation;

•	the New Mexico Litigation; and

•	certain other legal and regulatory matters.

In the three months ended September 30, 2013, these expenses related primarily to legal and professional fees associated with the SEC investigation of us, the CFPB investigation of us and the Koetsch Litigation. See Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

We recorded a loss related to loan program guarantees with respect to our guarantee obligations under the 2009 RSA of $2.0 million in the three months ended September 30, 2014 and $4.8 million in the three months ended September 30, 2013. The entire amount of the loss recorded in the three months ended September 30, 2014 and 2013 related to a change in our accounting estimate of the amount of our guarantee obligations under the 2009 RSA, which was primarily due to continued deterioration in the repayment performance of the 2009 Entity Student Loans.

The provision for private education loan losses of $4.5 million in the three months ended September 30, 2014 represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from July 1, 2014 through September 30, 2014. The provision for private education loan losses recorded in the three months ended September 30, 2013 was $16.4 million and represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from July 1, 2013 through September 30, 2013. See Note 9 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income decreased $13.2 million, or 66.0%, to $6.8 million in the three months ended September 30, 2014 compared to $19.9 million in the three months ended September 30, 2013, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	legal and professional fees related to certain lawsuits, investigations and accounting matters;

•	loss related to loan program guarantees; and

•	the provision for private education loan losses.

Our operating margin decreased to 2.8% in the three months ended September 30, 2014 compared to 7.7% in the three months ended September 30, 2013, primarily as a result of the impact of the factors discussed above.

Upon the 2009 Entity Consolidation, we recorded the 2009 Entity’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the 2009 Entity’s liabilities exceeded the fair value of the 2009 Entity’s assets as of September 30, 2014 by approximately $95.0 million. As of September 30, 2014, the carrying value of the liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the 2009 Loan Program that had been recorded in our consolidated financial statements by approximately $111.6 million. As a result, we recognized a total gain of approximately $16.6 million in our Condensed Consolidated Statements of Income in the three months ended September 30, 2014, which represented the difference between (i) the fair value of the net liabilities of the 2009 Entity that we recorded upon the 2009 Entity Consolidation, and (ii) the carrying value of the net liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements and were eliminated upon the 2009 Entity Consolidation, in each case, as of September 30, 2014.

Interest income was less than $0.1 million in the three months ended September 30, 2014 and September 30, 2013.

Interest expense decreased $1.4 million, or 18.9%, to $5.8 million in the three months ended September 30, 2014 compared to $7.2 million in the three months ended September 30, 2013, primarily due to:

•	a decrease of approximately $1.0 million in interest expense related to the contractual interest obligation on the PEAKS Senior Debt in the three months ended September 30, 2014 compared to the three months ended September 30, 2013; and

•	a decrease in commitment fees as a result of a reduction in the amount of the lenders’ aggregate commitments under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 41.4% in the three months ended September 30, 2014 compared to 26.1% in the three months ended September 30, 2013. The effective income tax rate was lower in the three months ended September 30, 2013, primarily due to the use of an estimated annual effective income tax rate which did not recognize an income tax benefit for certain losses related to the PEAKS Trust that were included in our consolidated financial statements.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013. Revenue decreased $86.6 million, or 10.8%, to $718.6 million in the nine months ended September 30, 2014 compared to $805.1 million in the nine months ended September 30, 2013. The primary factors that contributed to this decrease included:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $81.6 million in the nine months ended September 30, 2014 compared to the same prior year period;

•	a 6.4% decrease in total student enrollment as of March 31, 2014 compared to March 31, 2013;

•	a 5.8% decrease in total student enrollment as of December 31, 2013 compared to December 31, 2012;

•	a 5.3% decrease in total student enrollment as of June 30, 2014 compared to June 30, 2013; and

•	a 6.4% decrease in total student enrollment as of September 30, 2014 compared to September 30, 2013.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013 and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $0.4 million, or 4.6%, to $9.1 million in the nine months ended September 30, 2014 compared to $9.5 million in the nine months ended September 30, 2013.

Cost of educational services decreased $14.0 million, or 3.8%, to $353.9 million in the nine months ended September 30, 2014 compared to $367.9 million in the nine months ended September 30, 2013. The primary factors that contributed to this decrease were decreases in compensation costs and benefits costs resulting from fewer employees and a decrease in occupancy costs as a result of fewer physical locations and reduced square footage, which were partially offset by an increase in the cost of electronic devices issued to students as part of a transition from physical to electronic books.

Cost of educational services as a percentage of revenue increased 360 basis points to 49.3% in the nine months ended September 30, 2014 compared to 45.7% in the nine months ended September 30, 2013. The primary factors that contributed to this increase were a decline in revenue and an increase in the cost of electronic devices issued to students, which were partially offset by decreases in compensation costs and benefit costs and a decrease in occupancy costs.

Student services and administrative expenses increased $1.0 million, or 0.3%, to $297.2 million in the nine months ended September 30, 2014 compared to $296.2 million in the nine months ended September 30, 2013. The principal cause of this increase was an increase in bad debt expense, which was partially offset by decreases in compensation costs and benefit costs. Bad debt expense increased primarily as a result of a decrease in collections on accounts receivable balances of students no longer enrolled in a program of study Approximately $3.6 million of expenses of the PEAKS Trust were included in student services and administrative expenses in each of the nine months ended September 30, 2014 and September 30, 2013. Those expenses primarily represent fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt.

Student services and administrative expenses increased to 41.4% of revenue in the nine months ended September 30, 2014 compared to 36.8% of revenue in the nine months ended September 30, 2013. The principal causes of this increase were a decline in revenue and an increase in bad debt expense, which were partially offset by decreases in compensation costs and benefit costs. Bad debt expense as a percentage of revenue increased to 6.6% in the nine months ended September 30, 2014 compared to 5.6% in the nine months ended September 30, 2013, as a result of a decrease in collections on accounts receivable balances of students no longer enrolled in a program of study.

Legal and professional fees related to certain lawsuits, investigations and accounting matters increased $21.4 million, or 562.7%, to $25.2 million in the nine months ended September 30, 2014 compared to $3.8 million in the nine months ended September 30, 2013. In the nine months ended September 30, 2014, these expenses related primarily to legal and professional fees associated with:

•	the investigation of us by the SEC;

•	the CFPB Litigation;

•	the state Attorneys General investigations;

•	the New Mexico Litigation;

•	the New York Securities Litigation;

•	certain accounting matters, including the PEAKS Consolidation and contingent liability analyses;

•	the PEAKS Letter Agreement; and

•	certain other legal and regulatory matters.

In the nine months ended September 30, 2013, these expenses related primarily to legal and professional fees associated with the SEC investigation of us, the CFPB investigation of us and the Koetsch Litigation. See Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

We recorded a loss related to loan program guarantees with respect to our guarantee obligations under the 2009 RSA of $2.0 million in the nine months ended September 30, 2014 and $8.6 million in the nine months ended September 30, 2013. The entire amount of the loss recorded in the nine months ended September 30, 2014 and 2013 related to a change in our accounting estimate of the amount of our guarantee obligations under the 2009 RSA, which was primarily due to continued deterioration in the repayment performance of the 2009 Entity Student Loans.

The provision for private education loan losses of $13.6 million in the nine months ended September 30, 2014 represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from January 1, 2014 through September 30, 2014. The provision for private education loan losses recorded in the nine months ended September 30, 2013 was $20.7 million and represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from February 28, 2013 through September 30, 2013. See Note 9 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income decreased $81.2 million, or 75.3%, to $26.6 million in the nine months ended September 30, 2014 compared to $107.8 million in the nine months ended September 30, 2013, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	legal and professional fees related to certain lawsuits, investigations and accounting matters;

•	the loss related to loan program guarantees; and

•	the provision for private education loan losses.

Our operating margin decreased to 3.7% in the nine months ended September 30, 2014 compared to 13.4% in the nine months ended September 30, 2013, primarily as a result of the impact of the factors discussed above.

Upon the 2009 Entity Consolidation, we recorded the 2009 Entity’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the 2009 Entity’s liabilities exceeded the fair value of the 2009 Entity’s assets as of September 30, 2014 by approximately $95.0 million. As of September 30, 2014, the carrying value of the liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the 2009 Loan Program that had been recorded in our consolidated financial statements by approximately $111.6 million. As a result, we recognized a total gain of approximately $16.6 million in our Condensed Consolidated Statements of Income in the nine months ended September 30, 2014, which represented the difference between (i) the fair value of the net liabilities of the 2009 Entity that we recorded upon the 2009 Entity Consolidation, and (ii) the carrying value of the net liabilities related to the 2009 Loan Program that had been recorded in our consolidated financial statements and were eliminated upon the 2009 Entity Consolidation, in each case as of September 30, 2014. The $73.2 million loss upon the consolidation of the PEAKS Trust recorded in the nine months ended September 30, 2013, represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 upon the PEAKS Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation. See Note 8—Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidations.

Interest income was less than $0.1 million in the nine months ended September 30, 2014 and September 30, 2013.

Interest expense increased $0.9 million, or 4.8%, to $19.0 million in the nine months ended September 30, 2014 compared to $18.1 million in the nine months ended September 30, 2013, primarily due to:

•	an increase of approximately $1.9 million in interest expense related to the contractual interest obligation on the PEAKS Senior Debt in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement and a decrease in commitment fees as a result of a reduction in the amount of the lenders’ aggregate commitments under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 41.0% in the nine months ended September 30, 2014 compared to 25.3% in the nine months ended September 30, 2013. The effective income tax rate was lower in the nine months ended September 30, 2013, primarily due to use of an estimated annual effective income tax rate which did not recognize an income tax benefit for certain losses related to the PEAKS Trust that were included in our consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $204.2 million as of September 30, 2014 compared to $215.8 million as of December 31, 2013 and $165.6 million as of September 30, 2013.

Cash and cash equivalents as of September 30, 2014 decreased $11.5 million compared to December 31, 2013, primarily due to:

•	the payment of $92.8 million to the PEAKS Trust that was applied to make payments on the PEAKS Senior Debt; and

•	the purchase of the Ascolta business for approximately $5.2 million.

These uses of cash were partially offset by cash generated from operating activities.

Cash and cash equivalents as of September 30, 2014 increased $38.6 million compared to September 30, 2013, primarily due to cash generated from operating activities, which was partially offset by:

•	the payment of $93.5 million to the PEAKS Trust that was applied to make payments on the PEAKS Senior Debt;

•	a net repayment of $10.0 million in outstanding borrowings under the Amended Credit Agreement; and

•	the purchase of the Ascolta business for approximately $5.2 million.

See Note 10– Debt and Note 13 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the payments made under the Amended Credit Agreement and the private education loan programs.

Our Condensed Consolidated Balance Sheet as of September 30, 2014 included the assets and liabilities of the PEAKS Trust and the 2009 Entity. As of December 31, 2013 and September 30, 2013, our Condensed Consolidated Balance Sheets included the assets and liabilities of the PEAKS Trust. The assets and liabilities of the 2009 Entity were not included on our Condensed Consolidated Balance Sheet as of December 31, 2013 or September 30, 2013, because we did not consolidate the 2009 Entity in our consolidated financial statements until September 30, 2014. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust and the assets of the 2009 Entity can only be used to satisfy the obligations of the 2009 Entity.

Restricted cash of $6.0 million as of September 30, 2014 included approximately $1.5 million of funds held by the PEAKS Trust, and $2.7 million of funds held by the 2009 Entity. Although the funds held by the PEAKS Trust and the 2009 Entity are included on our Condensed Consolidated Balance Sheet after the related Consolidation, those funds can only be used to satisfy the obligations of the PEAKS Trust and the 2009 Entity, as applicable. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidations.

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

In the year ended December 31, 2014, we made payments related to the PEAKS Program of approximately $161.1 million. Of this amount, approximately:

•	$40.0 million was a payment pursuant to the PEAKS Letter Agreement, which was considered to be a payment under the PEAKS Guarantee;

•	$116.6 million were payments to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio;

•	$2.7 million was to satisfy our obligations under the PEAKS Guarantee with respect to interest owed on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust; and

•	$1.8 million were payments on Behalf of Borrowers.

Under the 2009 RSA, we guarantee the repayment of any 2009 Entity Student Loans that are charged off above a certain percentage of the 2009 Entity Student Loans made under the 2009 Loan Program based on the annual dollar volume. Our obligations under the 2009 RSA remains in effect until all 2009 Entity Student Loans are paid in full. In the year ended December 31, 2014, we made payments related to the 2009 Loan Program of approximately $9.1 million. This amount reflected approximately:

•	$7.0 million of Regular Payments;

•	$2.6 million in a Discharge Payment that we made pursuant to the Fourth Amendment to 2009 RSA; and

•	$0.5 million related to recoveries from charge-off loans that were owed to us from the 2009 Entity and that we applied to reduce the amount payable by us to the 2009 Entity pursuant to our offset right.

We believe that we will make payments in 2015 of approximately $27.7 million under the PEAKS Guarantee and approximately $14.9 million, net of recoveries, under the 2009 RSA. As revised pursuant to Amendment No. 2, the Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the 2009 RSA to $45.0 million under both programs in 2015, and to $35.0 million under both programs in any year after 2015 that the Financing Agreement is in effect. We expect to make significant payments after 2015 under the PEAKS Guarantee and the 2009 RSA. For a detailed description of our obligations under the PEAKS Guarantee and the 2009 RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

•	would constitute a default under the applicable program documents;

•	could result in cross-defaults under the Financing Agreement; and

•	could have a material adverse effect on our compliance with the regulations of the ED, state education and professional licensing authorities, the accrediting commissions that accredit our institutions and other agencies that regulate us.

In addition, payments that we do make under the RSAs will reduce the cash we have available to use for other purposes, including to make required payments under the Financing Agreement, and will reduce our cash balance, which could negatively impact our ability to satisfy the ED’s financial responsibility measurements, the financial requirements of the SAs or the financial metrics to which we are subject under the RSAs. Failure to satisfy those other obligations or standards could have a material adverse effect on our financial condition, results of operations and cash flows.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $30.0 million as of September 30, 2014 compared to $9.4 million as of September 30, 2013 for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheets as of September 30, 2014 and 2013. We did not make any contributions to either the ESI Pension Plan or ESI Excess Pension Plan in 2014 or 2013.

We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. We satisfied that collateral obligation by providing approximately $89.3 million in cash collateral utilizing proceeds of the Term Loans and other funds in 2014. See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

The aggregate carrying value of our debt obligations under the Amended Credit Agreement and the PEAKS Senior Debt decreased from $279.2 million as of December 31, 2013 to $190.5 million as of September 30, 2014, while cash and cash equivalents were $215.8 million as of December 31, 2013 and $204.2 million as of September 30, 2014. On December 4, 2014, we obtained $100.0 million of Term Loans, the proceeds of which, along with other funds, were used primarily to repay $50.4 million of outstanding borrowings, including accrued interest and fees, under the Amended Credit Agreement, and to provide $89.2 million of cash collateral for the outstanding letters of credit, which was in addition to the approximately $0.1 million of cash collateral we had previously provided related to a letter of credit in September 2014. We also repaid approximately $64.9 million of the outstanding PEAKS Senior Debt during the three months ended December 31, 2014. As of December 31, 2014, the aggregate carrying value of the obligations under:

•	the Term Loans was approximately $96.3 million;

•	the PEAKS Senior Debt was approximately $75.2 million; and

•	the 2009 Entity Secured Borrowing Obligation was approximately $121.6 million.

Our cash and cash equivalents were approximately $135.0 million as of December 31, 2014.

Operations. Net cash generated from operating activities was $33.1 million in the three months ended September 30, 2014 compared to $51.4 million in the three months ended September 30, 2013. The $18.3 million decrease in net cash flows from operating activities was primarily due to lower net cash receipts due to lower student enrollments in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net cash generated from operating activities was $91.6 million in the nine months ended September 30, 2014 compared to $16.3 million in the nine months ended September 30, 2013. The $75.3 million increase in net cash flows from operating activities was primarily due to the settlement payment to absolve us from any further obligations with respect to our guarantee obligations under the 2007 RSA in the nine months ended September 30, 2013 and lower income tax payments in the nine months ended September 30, 2014.

Accounts receivable less allowance for doubtful accounts was $68.6 million as of September 30, 2014 compared to $122.7 million as of September 30, 2013. Days sales outstanding decreased 17.5 days to 26.0 days at September 30, 2014 compared to 43.5 days at September 30, 2013. Our accounts receivable balance and days sales outstanding decreased as of September 30, 2014, primarily due to:

•	a decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

Investing. In the three months ended September 30, 2014, we spent $0.6 million to renovate buildings compared to $0.1 million in the three months ended September 30, 2013. In the nine months ended September 30, 2014, we spent $0.8 million to renovate, expand or construct buildings compared to $0.5 million in the nine months ended September 30, 2013.

Capital expenditures, excluding facility renovation, totaled $1.2 million in the three months ended September 30, 2014 compared to $0.9 million in the three months ended September 30, 2013. In the nine months ended September 30, 2014, our capital expenditures totaled $3.7 million compared to $4.3 million in the nine months ended September 30, 2013. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent approximately:

•	$5.2 million to acquire certain assets of Ascolta in the nine months ended September 30, 2014; and

•	$7.0 million to acquire Cable Holdings in the nine months ended September 30, 2013.

We plan to continue to upgrade our current facilities and equipment in 2015. Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 4, 2014, we and certain of our subsidiaries entered into the Financing Agreement. Under the Financing Agreement, we received an aggregate principal amount of $100.0 million under the Term Loans. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89.2 million in cash collateral for letters of credit outstanding for our account, which was in addition to the approximately $0.1 million of cash collateral we had previously provided related to a letter of credit in September 2014. We also used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings, including accrued interest and fees, owed by us under the Amended Credit Agreement in the amount of approximately $50.4 million on December 4, 2014. A portion of the proceeds of the Term Loans, as well as other funds, were also used for payment of fees in connection with the Financing Agreement.

On March 21, 2012, we entered into the Amended Credit Agreement that provided for a $325.0 million senior revolving credit facility. A portion of the borrowings under the Amended Credit Agreement was used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement were used for general corporate purposes. The commitments of the lenders under the Amended Credit Agreement to make revolving loans, issue or participate in new letters of credit and to amend, renew or extend letters of credit outstanding were terminated effective December 4, 2014.

See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for additional information regarding the Amended Credit Agreement and the Financing Agreement.

In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase student loans from the lender. Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. As a result, among other things, the PEAKS Senior Debt is recorded on our Consolidated Balance Sheets following that date. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation. See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt.

Beginning on September 30, 2014, we consolidated the 2009 Entity in our consolidated financial statements. As a result we recorded, among other things, the 2009 Entity Secured Borrowing Obligation on our Condensed Consolidated Balance Sheet as of that date. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the 2009 Entity Consolidation and 2009 Entity Secured Borrowing Obligation.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our 2009 RSA and PEAKS Guarantee payments, working capital, loan payment and capital expenditure requirements over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the 2009 RSA and PEAKS Guarantee, Financing Agreement, or make payments on loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based are numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

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

Our revenue decreased in the three and nine months ended September 30, 2014 compared to the same periods in the prior year, primarily as a result of the increase in institutional scholarships and awards provided to our students. As a result of the increase in institutional scholarships and awards, our revenue decreased $11.6 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and $81.6 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We believe that the reduction in our Core Operations revenue per student in the three and nine months ended September 30, 2014 compared to the same periods in the prior year is primarily attributable to the amount of institutional scholarships that we awarded. The increase in institutional scholarships and awards in the three and nine months ended September 30, 2014 was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013, and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

In 2012 and 2013, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. The increased amount of internal student financing that we previously provided to our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing which contributed to an increase in our bad debt expense as a percentage of revenue. Bad debt expense as a percentage of revenue increased to 6.6% in the nine months ended September 30, 2014 compared to 5.6% in the nine months ended September 30, 2013.

The introduction and increased utilization of the Opportunity Scholarship has significantly decreased the need for us to provide internal student financing to our students. Days sales outstanding decreased 17.5 days to 26.0 days as of September 30, 2014 compared to 43.5 days as of September 30, 2013. As of September 30, 2014, our accounts receivable less allowance for doubtful accounts decreased $54.1 million, or 44.1%, to $68.6 million compared to $122.7 million as of September 30, 2013, primarily due to:

•	a decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

We plan to continue offering the Opportunity Scholarship and other scholarships, which we believe will continue to reduce the amount of internal student financing that we provide to our students. The increased use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations

The following table sets forth our specified contractual obligations as of September 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$148,117	$39,805	$63,537	$35,746	$9,029
Debt under Amended Credit Agreement(a)	50,890	50,890	0	0	0
PEAKS Senior Debt (b)	181,865	103,417	32,239	23,988	22,221
2009 Entity Secured Borrowing Obligation(c)	198,653	20,662	47,126	49,244	81,621

Total	$579,525	$214,774	$142,902	$108,978	$112,871

(a)	The Debt under Amended Credit Agreement represents the borrowings under the Amended Credit Agreement and assumes that the $50.0 million outstanding balance under the Amended Credit Agreement as of September 30, 2014 would have remained outstanding at all times through the date of maturity. The amounts shown include the principal payments that would have been due upon maturity as well as interest payments and commitment fees. Interest payments and commitment fees have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings and the rate charged on unutilized commitments as of September 30, 2014. On December 4, 2014, we repaid all outstanding borrowings, including accrued interest and fees, owed by us under the Amended Credit Agreement. Also on December 4, 2014, we borrowed $100.0 million under the Financing Agreement. Our obligations under the Financing Agreement are not reflected in this table since those obligations arose after September 30, 2014, the date utilized for the table. See Note 10 – Debt of the Notes to Condensed Consolidated Financial Statements, for discussion of the Financing Agreement and our obligations thereunder.
(b)	The PEAKS Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheets as of September 30, 2014, December 31, 2013 and September 30, 2013. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of September 30, 2014, December 31, 2013 and September 30, 2013 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee. See Note 8 – Variable Interest Entities and Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for additional information on the PEAKS Guarantee and the PEAKS Consolidation. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of September 30, 2014. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 8 – Variable Interest Entities, Note 10– Debt and Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)

The 2009 Entity Secured Borrowing Obligation represents the estimated amount owed by the 2009 Entity to the 2009 Entity Participants related to their participation interests in the 2009 Entity Student Loans, which amount is expected to be paid to the 2009 Entity Participants by the 2009 Entity from payments received by the 2009 Entity related to the 2009 Entity Student Loans, whether from the borrower or from us under the 2009 RSA. Beginning on September 30, 2014, the 2009 Entity was consolidated in our consolidated financial statements, and the 2009 Entity Secured Borrowing Obligation was included on our

Consolidated Balance Sheet as of September 30, 2014. There is no separate contingent liability recorded on our Consolidated Balance Sheet as of September 30, 2014 for the 2009 RSA, because this contingent liability was eliminated upon the 2009 Entity Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the 2009 Entity Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the 2009 Entity Student Loans and, therefore, are subject to change. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the 2009 Entity Secured Borrowing Obligation.

The table above does not reflect unrecognized tax benefits of $25.6 million and accrued interest related to unrecognized tax benefits of $7.0 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of September 30, 2014, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $7.1 million in the 12 months immediately following the date of this filing due to the resolution of those matters.

Off-Balance Sheet Arrangements

As of September 30, 2014, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next ten years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of September 30, 2014, the total face amount of those surety bonds was approximately $19.5 million. As of September 30, 2014, we also had caused approximately $2.4 million of letters of credit to be issued to our workers’ compensation insurers and one of our state regulatory agencies.

We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. We also caused a letter of credit in the amount of $0.1 million to be issued and submitted to one of our state regulatory agencies in September 2014. As of December 31, 2014, the amount of the outstanding letters of credit that we had caused to be issued was $82.1 million. See Note 10 – Debt and Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the ED Letter of Credit.

Beginning on September 30, 2014, our consolidated financial statements include the 2009 Entity. As a result, the assets and liabilities of the 2009 Entity have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheet as of September 30, 2014. While we no longer record a contingent liability for the 2009 RSA on our Condensed Consolidated Balance Sheet beginning September 30, 2014, our obligations under the 2009 RSA remain in effect. See Note 8 – Variable Interest Entities, Note 13 – Commitments and Contingencies and Note 14 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the 2009 Entity Consolidation. See also Part II, Item 1A “Risk Factors –The 2009 Entity Consolidation could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Amended Credit Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the Private Education Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three or nine months ended September 30, 2014.

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

At the time that our 2013 Form 10-K was filed on October 16, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2013, because of material weaknesses in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below. We have also conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of our DCP as of September 30, 2014. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because the previously identified material weaknesses in our ICFR had not been fully remediated as of September 30, 2014, our DCP were not effective as of September 30, 2014.

Notwithstanding the material weaknesses described below, our management concluded, based on work performed during the quarter ended September 30, 2014 and during the restatement and revision process completed for our 2013 fiscal year that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this report.

Material Weaknesses in Internal Control over Financial Reporting

As discussed in our 2013 Form 10-K, our management concluded that we did not maintain effective ICFR as of December 31, 2013, because of material weaknesses in our ICFR. Specifically, we did not maintain effective controls related to:

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

Management’s Plan for Remediation

Our management and Board of Directors are committed to the remediation of the material weaknesses, as well as the continued improvement of our overall system of ICFR. We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses, primarily through additional review procedures and engaging supplemental resources. We believe these measures will remediate the control deficiencies. We have not, however, completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. Therefore, the material weaknesses had not been remediated as of September 30, 2014. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures are required to address the control deficiencies.

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

Changes in Internal Control over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 and concluded that the consolidation of the 2009 Entity and any related changes to our ICFR to include the 2009 Entity in our consolidated financial statements have materially affected, or are reasonably likely to materially affect, our ICFR. There were no other changes in our ICFR that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and contingencies in the ordinary course of our business, including those related to litigation, government investigations, business transactions, employee-related matters, and taxes, among others. We cannot assure you of the ultimate outcome of any litigation or investigations involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny.

See Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, and the discussions under the sub-headings “Litigation” and “Government Investigations,” for information regarding certain lawsuits and investigations affecting us.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in this report, our 2013 Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no other material changes to the risk factors discussed in our 2013 Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

Our guarantee obligations under the private education loan programs have had, and could continue to have, a material adverse effect on us, our consolidated financial statements and our compliance with covenants and metrics to which we are subject. We have entered into risk sharing and guarantee agreements with entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Our obligations under the PEAKS Guarantee will remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Our obligations under the 2009 RSA will remain in effect, until all private education loans made under the 2009 Loan Program are paid in full. See Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for information regarding the guarantee payments, the Payments on Behalf of Borrowers and the payments that we made related to the RSAs in 2014.

The repayment performance of the private education loans under the RSAs has been significantly worse, and the charge-off rate on those loans has been significantly higher, than we originally projected when we entered into the RSAs and our subsequent projections. Further, under the PEAKS Guarantee, due to the PEAKS Consolidation and other factors, we were not in compliance with certain financial metrics under the PEAKS Program, which resulted in an increase in the required minimum Asset/Liability Ratio, and a requirement that we make higher payments under the PEAKS Guarantee. As a result of the higher charge-off rates of the private education loans made under both the 2009 Loan Program and PEAKS Program, and the increased Asset/Liability Ratio, we have made payments related to the RSAs that have been significantly higher than we initially anticipated. We currently estimate that we will be required to make payments in material amounts under the RSAs in 2015 and future years. See Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for the amount of payments that we currently estimate we will be required to make through the remaining terms of the RSAs.

As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly reports that we were required to deliver to the indenture trustee of the PEAKS Trust under the PEAKS Guarantee were inaccurate. We delivered corrected quarterly reports to the indenture trustee on October 9, 2014. If we had delivered accurate quarterly reports, or with respect to periods in 2014 through June 30, 2014, delivered quarterly reports, to the indenture trustee of the PEAKS Trust, we believe the indenture trustee would have made payment demands beginning in April 2013, requiring us to make additional payments under the PEAKS Guarantee totaling approximately $60.3 million in the aggregate, in order to maintain an Asset/Liability Ratio of 1.40/1.00. On October 9, 2014, we made a guarantee payment of $50.0 million, which payment, along with other payments that we made to the PEAKS Trust in prior months, included amounts that would have become due between April 2013 and September 2014, had we delivered accurate quarterly reports. The delivery of inaccurate quarterly reports constituted a breach of the PEAKS Guarantee and an event of default under the PEAKS Indenture. In the event of a default under the PEAKS Indenture, the payment of the entire amount of the PEAKS Senior Debt could be accelerated, which would trigger our obligation to pay the full amount of the PEAKS Senior Debt pursuant to our obligations under the PEAKS Guarantee, additional remedies could be sought against us and there could be a cross-default under the Financing Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows. We believe that the delivery of the corrected quarterly reports and the payments we made under the PEAKS Guarantee through October 9, 2014 satisfied our obligations under the PEAKS Guarantee with respect to these matters and cured the breach of the PEAKS Guarantee and the event of default under the PEAKS Indenture. We cannot predict, however, whether the holders of the PEAKS Senior Debt will assert other breaches of the PEAKS Guarantee by us or assert that any breach of the PEAKS Guarantee or event of default under the PEAKS Indenture was not properly cured.

We have offset approximately $8.5 million against amounts owed to us by the 2009 Entity under the Revolving Note, instead of making additional payments under the 2009 RSA in that amount. We understand the 2009 Entity’s position to be that the offset was improper and, as a result, we are in default under the 2009 RSA. In the event of a default by us under the 2009 RSA related to the offset, we may be required to pay to the 2009 Entity approximately $8.6 million, representing the amount of the offset, net of approximately $1.0 million of recoveries from charged-off loans that are owed, but have not been paid, to us. If the 2009 Entity instead were to withdraw cash collateral in that amount from the restricted bank account maintained to hold collateral to secure our obligations under the 2009 RSA, we would be required to deposit that amount of cash in the account to maintain the required level of collateral under the 2009 RSA.

In addition, as a result of the Consolidations, the liabilities of the PEAKS Trust and the 2009 Entity are recorded on our consolidated balance sheet. The amount of these liabilities could negatively impact our compliance with the financial metrics under the RSAs, the requirements of the ED, SAs and the accrediting commissions that accredit our institutions (the “ACs”) and the covenants under the Financing Agreement.

Even if the charge-off rates of the private education loans made under the 2009 Loan Program and PEAKS Program remain at levels similar to the charge-off rates that we are currently utilizing in our estimates of future payment amounts under the RSAs, those payment amounts could have a material adverse effect on our liquidity, cash flows and financial position, and could cause us to violate the requirements of the ED, SAs and ACs and/or our compliance with the covenants under the Financing Agreement.

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

Our estimates of the future charge-off rates of the private education loans made under the 2009 Loan Program and PEAKS Program and of other factors that we utilize in our projections are based on numerous assumptions which may not prove to be correct and involve a number of risks and uncertainties. We would be required to pay additional material amounts under the RSAs and we could be required to make payments under the RSAs earlier than currently projected, in the event that:

•	the charge-off rates on the private education loans are higher than we are currently estimating;

•	other factors utilized in our projections are worse than currently estimated; and/or

•	other factors negatively impact our compliance with the financial metrics to which we are subject under the RSAs.

Any of these events could have a material adverse effect on us, including, among others, on our:

•	results of operations, financial condition and cash flows;

•	liquidity and ability to pay our obligations as they become due;

•	ability to comply with the requirements of the ED, SAs and ACs to which we are subject, resulting in significant negative consequences;

•	ability to comply with our covenants under the Financing Agreement, resulting in a default thereunder, which could have a material adverse effect on our results of operations, financial condition, cash flows, liquidity and ability to comply with our other obligations; and

•	ability to make required payments under the RSAs, resulting in a default thereunder, which, in the case of a default under the PEAKS Guarantee, could result in an acceleration of the entire amount of the PEAKS Senior Debt and our obligations to pay the full amount of the PEAKS Senior Debt pursuant to the terms of the PEAKS Guarantee, additional remedies against us and there could be a cross-default under the Financing Agreement, any of which would have a material adverse effect on our results of operations, financial condition and cash flows.

The 2009 Entity Consolidation could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject. Prior to September 30, 2014, the 2009 Entity was not included in our consolidated financial statements because we concluded we were not the primary beneficiary of the 2009 Entity prior to that time. The 2009 Entity Consolidation results in a different presentation in our consolidated financial statements of our transactions with the 2009 Entity. Although we do not believe that the 2009 Entity Consolidation will have a material negative impact on our ability to comply with our covenants under the Financing Agreement, the ED’s financial responsibility measurements, the financial requirements of the SAs or the financial metrics to which we are subject under the 2009 RSA and the PEAKS Guarantee, we are still evaluating the full impact of the 2009 Entity Consolidation on these matters and, therefore, we cannot assure you that the 2009 Entity Consolidation will not have a material negative impact on those matters, which could result in a material adverse on our results of operations, financial condition and/or cash flows. See “—We may be subject to sanctions, including, without limitation, an increase in the amount of the ED Letter of Credit and other limitations in order to continue our campuses’ participation in Title IV Programs, state authorization and accreditation, if we or our campuses do not meet the financial standards of the ED, SAs or ACs,” for a discussion of the impact of the 2009 Entity Consolidation on our consolidated financial statements.

Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations. The Financing Agreement contains a number of covenants that limit our ability to take certain actions. In particular, the Financing Agreement limits the ability of us and certain of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	incur or create liens;

•	make investments;

•	dispose of assets;

•	pay dividends; and

•	make prepayments on existing indebtedness.

The Financing Agreement also requires us to maintain compliance with a total leverage ratio and a fixed charge coverage ratio, as well as with certain educational regulatory measurements. In determining our compliance with the leverage ratio covenant, we are required to include the PEAKS Senior Debt and the 2009 Entity Secured Borrowing Obligation in the amount of our indebtedness, and therefore the amount of such liabilities could negatively impact our ability to comply with the leverage ratio covenant in the Financing Agreement. In addition, we are required to limit our annual payments with respect to the 2009 Entity Program and the PEAKS Program. Further, pursuant to the Financing Agreement, we must provide the lenders with our quarterly financial statements within 45 days after the end of each fiscal quarter and our annual, audited financial statements within 90 days after the end of each fiscal year, except that, pursuant to Amendment No. 2, the deadline by which we must provide our financial statements related to the fiscal year ended December 31, 2014 and the fiscal quarter ended March 31, 2015 was extended to May 31, 2015. If we are not able to deliver our financial statements for the fiscal year ended December 31, 2014 or the fiscal quarter ended March 31, 2015 by May 31, 2015, or for future periods by the applicable due dates, we would have to seek a waiver or an additional amendment to the Financing Agreement, which we may not be able to obtain on terms acceptable to us or at all. If we cannot obtain a waiver or amendment, the failure to timely deliver our financial statements would be an event of default under the Financing Agreement.

Any or all of the covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. Further, the restrictions could limit our ability to plan for, or react to, changes in market conditions or to finance future operations or capital needs.

Our ability to make required payments on our indebtedness under the Financing Agreement is dependent on our ability to generate cash flows in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate cash flows in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Additionally, there is an excess cash flow mandatory prepayment provision in the Financing Agreement that will also limit our ability to utilize excess cash flows for other purposes in our business or to respond to market opportunities.

Our ability to comply with the covenants in the Financing Agreement may be affected by events beyond our control, including without limitation worsening economic or business conditions, unfavorable regulatory or judicial determinations, unfavorable legislation, the impact of the Consolidations or other events, and we cannot assure you that we will be able to comply with the covenants. In addition, based on our current estimates, we believe that we may make guarantee payments of approximately $27.7 million in 2015 under the PEAKS Guarantee. The $27.7 million estimated payment amount would have exceeded the annual payment limitation of $20.0 million related to payments under the PEAKS Program contained in the Original Financing Agreement covenant, but the covenant was modified in Amendment No. 2. We may be required to make payments under the PEAKS Program or the 2009 RSA in 2015 or future years that exceed our current estimates and the modified guarantee payment limitation amount. In such event, we would have to seek a waiver or an additional amendment to the Financing Agreement, which we may not be able to obtain on terms acceptable to us or at all. If we cannot obtain a waiver or amendment, the payment of amounts under the PEAKS Guarantee in excess of the stated limitation would be an event of default under the Financing Agreement.

The Financing Agreement provides for a number of potential events of default, including violations of the covenants or other provisions in the Financing Agreement or related loan documents, a failure to pay or a default under the PEAKS Program or the 2009 RSA, certain delays in our receipt of Title IV Program funds, and the occurrence of certain regulatory events. In the case of an event of default, the lenders could declare the Term Loans then outstanding to be immediately due and payable in full. We may not be able to repay outstanding Term Loans, in which case the lenders would be entitled to recourse against the collateral security that we and the other Loan Parties have provided, to obtain payment of amounts we owe. The collateral security consists of substantially all of the Loan Parties’ assets, including a pledge of the equity of the Guarantors and our other subsidiaries, and a mortgage on the Loan Parties’ owned real estate. In addition, even if we were able to repay the outstanding borrowings under the Financing Agreement, the use of funds to make that repayment would have a material adverse effect on our cash position and would significantly reduce the amount of funds available to us to satisfy our obligations under the RSAs, which could result in a default by us under those arrangements. Any of these events could have a material adverse effect on our business, ability to meet our obligations, ability to comply with regulatory requirements, financial condition and cash flows.

A default by us under the Financing Agreement could also lead to a determination by:

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

We have a significant amount of cash held as collateral for outstanding letters of credit, which has a continuing material adverse effect on our cash flows and liquidity. We were required to deposit $89.3 million to be held as cash collateral for outstanding letters of credit for our account. Our collateralization of the letters of credit had, and continues to have, a material adverse effect on our liquidity, and significantly reduced the amount of cash that we have available for other purposes, including to satisfy our future payment obligations under the RSAs. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The fact that a significant amount of our cash is held in connection with the letters of credit could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject. We cannot assure you that we will not have to deposit additional amounts to be held as cash collateral as a result of an increase in required amounts of the letters of credit or a requirement for an additional letter of credit, which deposit could have a material adverse effect on our cash flows and liquidity.

We may be subject to sanctions, including, without limitation, an increase in the amount of the ED Letter of Credit, and other limitations in order to continue our campuses’ participation in Title IV Programs, state authorization and accreditation, if we or our campuses do not meet the financial standards of the ED, SAs or ACs. The ED, SAs and ACs prescribe specific financial standards that an institution must satisfy to participate in Title IV Programs, operate in a state and be accredited. The ED evaluates institutions for compliance with its financial responsibility standards each year, based on the institution’s annual audited financial statements, as well as following any change of control of the institution and when the institution is reviewed for recertification by the ED. In evaluating an institution’s compliance with the financial responsibility standards, the ED may examine the financial statements of the individual institution, the institution’s parent company or any party related to the institution. Historically, the ED has evaluated the financial condition of our institutions on a consolidated basis, based on our financial statements at the parent company level.

The most significant ED financial responsibility measurement is the institution’s composite score, which is calculated by the ED based on three ratios:

•	the equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;

•	the primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and

•	the net income ratio, which measures the institution’s ability to operate at a profit.

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution (the “Composite Score”). The Composite Score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our institutions’ Composite Score, based on our fiscal year consolidated financial statements at the parent company level, was 1.8 in 2012. In calculating our institutions’ 2013 Composite Score, we believe that there are two exclusions that might be available under the ED’s regulations, which would cause our 2013 Composite Score to be higher than if the exclusions were not permitted. The potential exclusions are:

•	the unusual, one-time charge related to the PEAKS Consolidation; and

•	the effect of a change in accounting estimate related to the CUSO RSA.

See Note 8 – Variable Interest Entities and Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a more detailed discussion of these factors. On January 28, 2015, we received a letter from the ED stating that it does not agree with either of these exclusions, resulting in a determination by the ED that our institutions’ 2013 Composite Score was 0.9. As a result of this determination, the ED indicated that our institutions failed to comply with the ED’s financial responsibility standards. Due to our failure to submit our 2013 audited consolidated financial statements and compliance audits to the ED by the ED’s June 30, 2014 deadline, the ED had previously determined that we failed to comply with the ED’s financial responsibility standards for that reason and imposed penalties on us including being placed on provisional certification, having to request Title IV funds from the ED under the Heightened Cash Monitoring 1 method of payment, and requiring us to post a letter of credit with the ED in the amount of $79.7 million. We are already subject to the same sanctions and penalties that the ED normally imposes on institutions that fail to have a Composite Score of at least 1.5, and the ED’s determination that our institutions have a 2013 Composite Score of 0.9 did not result in additional sanctions or penalties from the ED against us or our institutions, but we cannot assure you that the ED will not impose additional sanctions or penalties.

We disagree with the ED’s determination regarding our institutions’ 2013 Composite Score, and we believe that our institutions’ 2013 Composite Score is above 1.5. We provided a written response to the ED requesting that the ED reconsider the composite score calculation for fiscal year ended December 31, 2013 and offered to meet with the ED to discuss this matter. The ED made a written request for additional information from us, to which we responded on March 25, 2015. On April 15, 2015, the ED reaffirmed its determination that our consolidated financial statements for the fiscal year ended December 31, 2013 yield a composite score of 0.9 out of a possible 3.0. On April 20, 2015, we provided the ED with a notice of our intent to appeal the April 15, 2015 letter from the ED addressing our institutions’ 2013 Composite Score and reiterated our offer to meet with the ED to discuss the calculation. We cannot assure you that the ED will agree with our position on this matter.

The letter of credit that the ED has already required us to post might be accepted to satisfy any additional letter of credit requirement, but there can be no assurance that the ED would not require us to increase the amount of any then-existing letter of credit based on our institutions’ 2013 Composite Scores. Any significant delay in our institutions’ receipt of Title IV Program funds due to the penalties that the ED has imposed on us could adversely affect our financial condition, results of operations, liquidity and cash flows, could cause us to be in default of the Financing Agreement and could negatively impact our ability to satisfy our payment obligations under contractual arrangements, including the RSAs and the Financing Agreement. If the ED requires us to increase the amount of our letter of credit payable to the ED, we cannot assure you that we would be able do so, or that we would be able to provide the cash collateral necessary to maintain any letter of credit.

The SA’s financial standards include a variety of financial metrics and ratios, including, without limitation, positive net working capital, positive net worth, operating profit, one-to-one ratio of assets to liabilities and/or one-to-one ratio of current assets to current liabilities. In addition, some of the ACs and SAs to which we are subject could impose sanctions and penalties against us and our institutions as a result of a 2013 Composite Score below 1.5, including requiring us to post separate letters of credit for their benefit, or suspending or terminating our campuses’ authority to operate. Any sanctions or penalties imposed by the ACs and SAs could have a material adverse effect on our financial condition, results of operations, and cash flows. Our institutions violated the financial standards of the SAs in Florida, Pennsylvania, Tennessee, Texas and West Virginia, due to:

•	the PEAKS Consolidation;

•	our institutions’ failure to submit their 2013 audited consolidated financial statements to the SAs by the applicable due dates; and/or

•	other factors.

As a result of these violations our:

•	Florida SA:

•	changed the authorization to operate for each of our 13 campuses in Florida from an annual license to a provisional license, through June 30, 2015;

•	told us that it would conduct an on-site visit of each of our Florida campuses to determine the campus’ compliance with our Florida SA’s regulations;

•	told us that it would require each of our Florida campuses to correct any deficiencies noted during our Florida SA’s on-site visit of the campus;

•	required us to submit to our Florida SA any correspondence that we or any of our institutions have with the ED or the AC of our Florida campuses, within 15 days of the submission or receipt of that correspondence;

•	required each of our Florida campuses to submit a train-out plan to our Florida SA on or before September 4, 2014; and

•	required us to report to our Florida SA, at its September 2014 meeting, on the stability of our Florida campuses and any changes that may further affect our stability or operations;

•	Pennsylvania SA could:

•	place each of our seven campuses in Pennsylvania on quarterly financial reporting;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a teach-out plan with respect to all of the campus’ programs;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a business plan with respect to the campus’ operations;

•	raise the required amount of the surety bond that each of our Pennsylvania campuses are required to post for the benefit of our Pennsylvania SA; and/or

•	suspend or revoke each of our Pennsylvania campuses’ authorization to operate as an educational institution in Pennsylvania;

•	Tennessee SA could:

•	assess monetary fines against each of our five campuses in Tennessee;

•	require each of our Tennessee campuses to submit to our Tennessee SA an audit of the campus’ financial stability that is conducted in accordance with generally accepted auditing standards in the United States;

•	revoke or change each of our Tennessee campuses’ authorization to operate as an educational institution in Tennessee; and/or

•	suspend or terminate all or any portion of our Tennessee campuses’ operations in Tennessee, including, without limitation, new student enrollment, advertising and/or teaching specific programs;

•	Texas SA could:

•	assess an administrative penalty;

•	revoke our Texas campuses’ certificates of approval;

•	place conditions on our Texas campuses’ certificates of approval;

•	suspend the admission of students to our Texas campuses or programs;

•	deny program approvals for our Texas campuses;

•	deny, suspend or revoke the registration of our Texas campuses’ representatives;

•	apply for an injunction against our Texas campuses;

•	ask the attorney general to collect a civil penalty for violation of state law or regulations; and/or

•	order a peer review of our Texas campuses; and

•	West Virginia SA could:

•	raise the amount of the surety bond that our one campus in West Virginia needs is required to post for the benefit of our West Virginia SA;

•	call the surety bond that our West Virginia campus posted for the benefit of our West Virginia SA;

•	suspend, withdraw or revoke our West Virginia campus’ authorization to operate or solicit students in West Virginia;

•	change our West Virginia campus’ authorization to operate in West Virginia to a probationary authorization;

•	require our West Virginia campus to refund its students’ tuition and fees; and/or

•	take any other action against our West Virginia campus that our West Virginia SA deems appropriate.

If some or all of the sanctions described above were imposed on many of the affected campuses, those sanctions would have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified. Our institutions are subject to extensive regulation by the ED. One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED on an annual basis its audited, consolidated financial statements and a Compliance Audit, in each case with respect to a fiscal year within six months of the end of the fiscal year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the June 30, 2014 due date and, as a result, the ED determined on August 21, 2014 that our institutions were not financially responsible. Based on this determination, the ED, among other things:

•	required our institutions to submit the ED Letter of Credit in the amount of $79.7 million;

•	placed our institutions on heightened cash monitoring by the ED, instead of the ED’s standard advance payment method;

•	provisionally certified our institutions to participate in Title IV Programs;

•	requires our institutions to provide the ED with information about certain oversight and financial events, as described further below;

•	requires us to be able to demonstrate to the ED that, for our two most recent fiscal years, we were current on our debt payments and our institutions have met all of their financial obligations, pursuant to the ED’s standards; and

•	could require our institutions, in future years, to submit their audited financial statements and Compliance Audits to the ED earlier than six months following the end of their fiscal year.

We caused the ED Letter of Credit to be issued on October 31, 2014 and submitted to the ED. The term of the ED Letter of Credit is for a period that ends on November 4, 2019. We will be required to adjust the amount of the ED Letter of Credit annually to 10% of the Title IV Program funds received by our institutions in the immediately preceding fiscal year. The ED may terminate our institutions’ eligibility to participate in Title IV Programs, which would have a material adverse effect on our business, financial condition, results of operations and cash flows, if we fail to annually adjust the amount of the ED Letter of Credit to the appropriate amount.

Under HCM, before any of our institutions can request or draw down Title IV Program funds from the ED, the institution must:

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

Any significant delay in our institutions’ receipt of Title IV Program funds could adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Financing Agreement. See “—Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations.”

Our institutions will remain provisionally certified by the ED to participate in Title IV Programs until at least November 4, 2019. Any institution provisionally certified by the ED must apply for and receive approval by the ED for any substantial change, before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any non-degree program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

If an institution applies for the ED’s approval of a substantial change, the institution must demonstrate that it has the financial and administrative resources necessary to assure the institution’s continued compliance with the ED’s standards of financial responsibility and administrative capability. We may be unable to obtain the required approvals from the ED for any new campuses or learning sites, or any new program offerings, or to obtain those approvals in a timely manner. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues. If we are unable to obtain the required approvals from the ED for any new campuses or learning sites, or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses, add the learning sites or offer new programs as planned would be impaired, which could have a material adverse effect on our expansion plans.

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

Our notice to the ED of the occurrence of any of the above events must include the details of the circumstances surrounding the event and, if applicable, the steps we have taken, or plan to take, to resolve the issue. If we fail to notify the ED within the 10 day reporting period, the ED may impose additional sanctions upon us that could negatively impact our provisional certification.

The sanctions imposed on us by the ED described above could have a material adverse effect on our financial condition, results of operations, cash flows and ability to meet our contractual and regulatory obligations. Further, we cannot assure you that we will be able to obtain any required increases in the amount of the ED Letter of Credit. Our provision of the cash required by the issuing bank to collateralize the ED Letter of Credit and the other outstanding letters of credit has had, and will continue to have, a material adverse effect on our liquidity, and significantly reduced the amount of cash that we will have available for other purposes, including to satisfy our future payment obligations under the RSAs. The fact that a significant amount of our cash is being held in connection with the ED Letter of Credit could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject. See “—We have a significant amount of cash held as collateral for outstanding letters of credit, which has a continuing material adverse effect on our cash flows and liquidity.”

If our institutions were to fail to timely submit their 2014 audited consolidated financial statements and Compliance Audits to the ED by the 2015 due date, this could result in more severe sanctions being imposed on our institutions by the ED, SAs and ACs. If our institutions were to fail to timely submit their 2014 audited consolidated financial statements and Compliance Audits to the ED by the June 30, 2015 due date, we could face additional sanctions by the ED and other regulatory agencies. For example, the ED could require that we increase the amount of the ED Letter of Credit, could extend the time period for which the ED Letter of Credit must remain in effect, and could increase the level of our existing HCM for Title IV funds or place our institutions on the reimbursement system, either of which would significantly delay our institutions’ receipt of Title IV Program funds. Any significant delay in our institutions’ receipt of Title IV Program funds could adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Financing Agreement. See “—Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations.” Since the ED’s regulations and policies do not envision institutions submitting their audited financial statements and Compliance Audits late two years in a row, they do not prescribe specific penalties if that situation should occur. However, the ED has a wide range of sanctions available to it for institutions that commit what the ED determines are significant violations of the ED regulations, and therefore the ED could attempt to impose additional sanctions on our institutions, including, for example, concluding that our institutions lack “administrative capability” under the ED’s regulations, which could lead to:

•	the imposition of an administrative fine or penalty;

•	a requirement to repay Title IV funds;

•	placing a maximum limit on the amount of Title IV funding that our institutions could receive or a maximum limit on the number of students to whom we can award Title IV funds;

•	denying applications for our institutions to obtain Title IV eligibility for new educational programs or new campuses or educational sites;

•	transferring our institutions to a stricter form of HCM or the reimbursement system;

•	initiating additional program reviews or other compliance reviews at our institutions;

•	more closely scrutinizing our 90/10 calculations, including the impact of our private loan programs on those calculations;

•	placing other limits on or terminating our institutions’ eligibility to participate in Title IV Programs; and

•	other sanctions.

In addition, the ACs and SAs to which we are subject could impose additional penalties on our institutions, which may vary from state to state, but which could include in some states such sanctions as having to post an additional letter of credit or surety bond with the state, limiting our institutions’ ability to add new programs or open new campuses, initiating more frequent reviews of our institutions including on-site visits, requiring our institutions to submit additional information and reports, or suspending or terminating our campuses’ authority to operate. Any of the sanctions by the ED, SAs or ACs could adversely affect our financial condition, results of operations and cash flows, and impose significant operating restrictions on us.

One or more of our institutions may lose its eligibility to participate in Title IV Programs, if its federal student loan cohort default rates are too high. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs, if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The ED calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the Federal Family Education Loan (“FFEL”) program and/or the William D. Ford Federal Direct Loan (the “FDL”) program receives a FFEL/FDL cohort default rate for each federal fiscal year (“FFY”) based on defaulted FFEL and FDL program loans. A FFY is October 1 through September 30. The ED calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one FFY default on those loans by the end of the second succeeding FFY (“Three-Year CDR”).

The ED began calculating a Three-Year CDR for each institution for FFY 2009, and the ED issued those FFY 2009 Three-Year CDRs in 2012. If an institution’s Three-Year CDR is:

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

In addition, the ED may place an institution on provisional certification status, if the institution’s official Three-Year CDR is 30% or greater for at least two of the three most recent FFYs. The ED may more closely review an institution that is provisionally certified, if it applies for approval to open a new location or offer a new program of study that requires approval, or makes some other significant change affecting its eligibility. See “—Our institutions’ failure to submit their 2013 audited financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified,” for further information concerning the impact on an institution of being placed on provisional certification by the ED.

The following table sets forth the average of our institutions’ Three-Year CDRs for the FFYs indicated, as reported by the ED:

FFY	Three-Year CDR Average
2012 (a)	18.8%

2011 (b)	22.1%

2010	28.5%

2009	32.9	% (c)

(a)	The most recent year for which the ED has issued preliminary Three-Year CDRs. The ED’s regulations afford institutions the opportunity to challenge or correct their draft Three-Year CDRs before those rates are official.
(b)	The most recent year for which the ED has published official Three-Year CDRs.
(c)	Reduced by the ED from 34.2% as a result of an uncorrected data adjustment.

We believe that the higher Three-Year CDR average for FFY 2010 compared to the official Three-Year CDR average for FFY 2011 and the preliminary Three-Year CDR average for FFY 2012 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”) during 2009 and 2010. The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Three-Year CDR average with respect to those loans. We appealed the ITT Technical Institute institutions’ official Three-Year CDRs for FFY 2009 on the basis that those Purchased Loans were improperly serviced. We have not yet received the ED’s final determination of the ITT Technical Institute institutions’ Three-Year CDRs for FFY 2009 in response to our loan servicing appeal, but anticipate that the result of this appeal will not significantly change the average Three-Year CDR for FFY 2009 shown above. Further, because none of our institutions had a Three-Year CDR for FFY 2010 of 30% or greater, the fact that the Three-Year CDRs for FFY 2009 was greater than 30% does not impact our institutions’ eligibility to participate in the FDL program or the Pell program. We did not appeal the ITT Technical Institute institutions’ official Three-Year CDRs for FFYs 2010 or 2011, and do not intend to appeal for FFY 2012.

An institution can appeal its loss of eligibility that is based on exceeding one of the Three-Year CDR thresholds described above. During the pendency of any such appeal, the institution remains eligible to participate in the FDL and Pell programs. If an institution continues its participation in the FDL programs during the pendency of any such appeal and the appeal is unsuccessful, the institution must pay the ED the amount of interest, special allowance, reinsurance and any related payments paid by the ED (or which the ED is obligated to pay) with respect to the FDL program loans made to the institution’s students or their parents that would not have been made if the institution had not continued its participation (the “Direct Costs”). If a substantial number of our campuses were subject to losing their eligibility to participate in the FDL and Pell programs because of our institutions’ high Three-Year CDRs, the potential amount of the Direct Costs for which we would be liable if our appeals were unsuccessful would prevent us from continuing some or all of the affected campuses’ participation in the FDL program during the pendency of those appeals, which would have a material adverse effect on our financial condition, results of operations and cash flows.

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

In the three months ended September 30, 2014, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act under the Repurchase Program. The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of September 30, 2014. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

On August 4, 2014, we issued 129,534 restricted stock units to John E. Dean in connection with his appointment to the position of Executive Chairman of our Board of Directors. The restricted stock units will vest, subject to Mr. Dean’s continued service as Executive Chairman or as a member of the Board, on the first anniversary of the grant date or, if earlier, upon his termination of employment due to death or disability. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Item 5.	Other Information

As we disclosed in a Current Report on Form 8-K filed with the SEC on January 5, 2015, our Board of Directors established May 19, 2015 as the date of our 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”). Subsequently, we determined that we would not be able to hold the 2015 Annual Meeting on that date due to the fact that our 2014 audited financial statements would not be completed in time to distribute with the proxy solicitation materials for a meeting on that date. As a result, we will not be holding our 2015 Annual Meeting on May 19, 2015. We intend to publicly announce the new meeting date for the 2015 Annual Meeting after our Board of Directors establishes a new date.

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
Date: April 29, 2015

	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Fourth Amendment to Credit Agreement, Consent and Waiver, dated as of July 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on August 1, 2014)

10.2	Fifth Amendment to Credit Agreement and Consent, dated as of September 15, 2014 by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on September 19, 2014)

10.3	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and Kevin M. Modany (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on August 5, 2014)

10.4	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and John E. Dean (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on August 5, 2014)

10.5	Irrevocable Letter of Credit Payable to the U.S. Department of Education, dated October 31, 2014 (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on November 4, 2014)

10.6	Financing Agreement, dated as of December 4, 2014, by and among ITT Educational Services, Inc., Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on December 5, 2014)

10.7	Amendment No. 1 to Financing Agreement, dated as of December 23, 2014, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on March 18, 2015)

10.8	Amendment No. 2 to Financing Agreement, dated as of March 17, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on March 18, 2015)

10.9	Fifth Amendment to Risk Sharing Agreement, dated as of March 17, 2015, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC (incorporated herein by reference from Exhibit 10.3 to ITT/ESI’s Current Report on Form 8-K filed on March 18, 2015)

10.10	First Amendment to ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan

10.11	Third Amendment of ESI 401(k) Plan

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements