Form 10-K
period 2014-12-31
ITT EDUCATIONAL SERVICES INC
filed 2015-05-29
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

$387,786,692

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at June 30, 2014 (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”).

23,552,426

Number of shares of Common Stock, $.01 par value, outstanding at April 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2014

PART I

Item 1.	Business.

Forward-Looking Statements: All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially are the following:

•	the impact of adverse actions by the U.S. Department of Education related to lawsuits against us, our failure to submit our 2013 audited financial statements and 2013 compliance audits to it by the due date, and any failure to submit our 2014 audited financial statements and 2014 compliance audits to it by the due date;

•	the impact of our consolidation of variable interest entities on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain any required amendments or waivers of noncompliance with covenants under our financing agreement;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	actions by the New York Stock Exchange to delist our common stock;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	the impact of our late filings with the U.S. Securities and Exchange Commission;

•	issues related to the restatement of our financial statements for the first three quarters of 2013;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	the effects of the cross-default provisions in our financing agreement;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our ability to retain or attract qualified employees to execute our business and growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	our ability to repay moneys we have borrowed; and

•	our ability to collect internally funded financing from our students.

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

You should keep in mind the following points as you read this report:

•	References in this document to “we,” “us,” “our” and “ITT/ESI” refer to ITT Educational Services, Inc., its subsidiaries and any variable interest entity (“VIE”) that it consolidates in its consolidated financial statements, unless the context requires or indicates otherwise.

•	The term “PEAKS Trust” means the PEAKS Trust 2009-1, which is a VIE that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) and that we consolidate in our consolidated financial statements beginning on February 28, 2013.

•	The term “CUSO” means Student CU Connect CUSO, LLC, which is a VIE that purchased, owns and collects private education loans made under a private education loan program for our students (the “CUSO Program”) and that we consolidate in our consolidated financial statements beginning on September 30, 2014. In prior filings and disclosures, we referred to the CUSO as the “2009 Entity,” but we refer to this entity as the “CUSO” in this filing to enhance the readability.

•	The terms “ITT Technical Institute” or “Daniel Webster College” (in singular or plural form) refer to an individual school or campus owned and operated by ITT/ESI, including its learning sites, if any. The term “institution” (in singular or plural form) means a main campus and its additional locations, branch campuses and/or learning sites, if any.

•	References in this document to “education programs” refer to degree or diploma programs of study that have been, or may be, offered by an ITT Technical Institute or by Daniel Webster College; and references in this document to “training programs” refer to the non-degree, short-term programs that have been, or may be, offered through the Center for Professional Development @ ITT Technical Institute (the “CPD”).

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

Overview

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of December 31, 2014, we were offering:

•	master, bachelor and associate degree programs to approximately 53,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of December 31, 2014, we had 144 college locations in 39 states. In addition, during 2014 we offered one or more of our online programs to students who are located in all 50 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” (“DWC”) name.

In 2014, we did not begin operations at any new ITT Technical Institute campuses or learning sites. As part of our efforts to maximize the efficiency and effectiveness of our current campus locations, during 2014, we:

•	relocated three of our campuses into existing facilities of other ITT Technical Institute campuses;

•	converted one of our learning sites into an ITT Technical Institute campus;

•	closed one of our learning sites;

•	closed four of our ITT Technical Institute campuses; and

•	decreased the number of our campuses that offer bachelor degree programs from 134 to 130.

In 2014, we continued our efforts to diversify our program offerings by developing education programs at different credential levels in technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online.

In 2014, we continued to develop and offer training programs to career advancers and other professionals through the CPD.

In June 2014, we determined that, beginning on February 28, 2013, we should have consolidated the PEAKS Trust in our consolidated financial statements (the “PEAKS Consolidation”). Our results of operations, financial condition and cash flows for periods after February 28, 2013 reflect the results of operations, financial condition and cash flows of the PEAKS Trust. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. See “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements for further information about the PEAKS Consolidation.

In addition, we have determined that, effective September 30, 2014, we should begin consolidating the CUSO in our consolidated financial statements (the “CUSO Consolidation” and, together with the PEAKS Consolidation, the “Consolidations”). Our results of operations, financial condition and cash flows for periods after September 30, 2014 reflect the results of operations, financial condition and cash flows of the CUSO. We do not, however, actively manage the operations of the CUSO, and the assets of the CUSO can only be used to satisfy the obligations of the CUSO. See “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements for further information about the CUSO Consolidation.

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

Our ability to execute on this strategy is subject to extensive regulations and restrictions, as discussed further under “—Highly Regulated Industry.” The principal elements of this strategy include the following:

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

Part of our strategy is to increase the number of education programs that we offer to our students across our campuses. In 2014, we added a total of 146 associate and bachelor degree programs among 84 campuses.

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

Provide Education-Related Services. We plan to continue to develop and provide education-related services to students and other constituencies. These services may involve a variety of activities. Through the CPD, we are offering training programs to career advancers and other professionals. We are delivering assessments, consulting and authorized and customized training programs and curricula in the areas of information technology (“IT”), information technology infrastructure library (“ITIL”), development, business analysis, project management and leadership development. On January 31, 2014, we acquired certain assets and assumed certain liabilities of Great Equalizer, Inc. and CompetenC Solutions, Inc., two companies that offered short-term IT and business learning solutions for career advancers and other professionals, primarily under the name of Ascolta. We have integrated these acquired operations in the CPD, along with the operations of Cable Holdings, LLC, which we acquired in August 2013.

In August 2014, we became the education management organizer (“EMO”) for a public charter high school in Michigan, which offers high school students an opportunity to concurrently earn both a high school diploma and an associate degree. These services are being offered under The Early Career Academy @ ITT Technical Institute (“Early Career Academy”) name.

Programs of Study

As of December 31, 2014, the ITT Technical Institutes were offering 51 education programs in various fields of study across the following schools of study:

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

We design our education programs to help graduates prepare for careers in various fields by offering students a broad-based foundation in a variety of skills used in those fields. The following table sets forth examples of various fields involving the subject matter of education programs within a particular school of study in which graduates have obtained entry-level positions:

School of Study	Fields
Business	• accounting
• business administration
• financial services
• manufacturing
• marketing and advertising
• sales

Drafting and Design	• architectural and construction drafting
• civil drafting
• computer-aided drafting
• electrical and electronics drafting
• industrial engineering technology
• interior design
• landscape architecture
• mechanical drafting
• multimedia communications

Electronics Technology	• communications
• computer technology
• electronics product design and fabrication
• industrial electronics
• instrumentation
• telecommunications

Criminal Justice	• corrections
• cyber security
• investigations
• security and policing

IT	• communications
• network administration
• network technology
• software development
• systems technology
• technical support

Breckinridge School of Nursing and Health Sciences	• health information technology
• medical assisting and administration • nursing

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

Gross tuition for a student entering an undergraduate residence education program at an ITT Technical Institute in December 2014 for 36 quarter credit hours (the minimum course load for a full-time student for an academic year consisting of three academic quarters) was $17,748 for all ITT Technical Institute undergraduate residence education programs, except as adjusted in one state to reflect applicable taxes and fees. Gross tuition for a student entering an undergraduate residence education program at DWC in September 2014 for 24 semester credit hours (the minimum course load for a full-time student for an academic year consisting of two academic semesters) was $15,630 for all DWC undergraduate residence education programs. The gross tuition amounts discussed above do not reflect institutional scholarships and awards, which reduce the amount of gross tuition that students pay to attend our institutions. In the academic year beginning in December 2014 and ending in September 2015, we believe that institutional scholarships and awards for ITT Technical Institute students will average approximately $1,169 per student, based on the number of students estimated to be enrolled in education programs in each of the three months ended March 31, 2015, June 30, 2015 and September 30, 2015. We have not increased gross tuition rates for our ITT Technical Institute education programs of study since 2010, and we do not intend to increase gross tuition rates for our ITT Technical Institute education programs of study in 2015. The majority of students attending residence programs at our campuses lived in that campus’ metropolitan area prior to enrollment. The only student housing that we provide is at the Nashua, New Hampshire campus of DWC.

As of December 31, 2014, the CPD was offering 2,690 training programs in the following areas:

• IT	• Leadership development
• ITIL	• Professional development
• Development	• Business software application
• Business analysis	• Process and productivity
• Project management	• Graphic design and media

The length of these programs ranges from four hours to 40 hours. These programs are taught primarily through instructor-led sessions delivered in person and virtually.

Student Recruitment

With respect to education programs offered at the ITT Technical Institute and DWC, we strive to attract students with the motivation and ability to complete the career-oriented educational programs. To generate interest among potential students, we engage in a broad range of activities to inform potential students and their parents about our campuses and the programs they offer. These activities include television, Internet and other media advertising, social media, direct mailings and high school presentations. As of December 31, 2014, we employed approximately 1,350 full- and part-time recruiting representatives to assist in recruiting efforts.

Recruiting representatives pursue expressions of interest from potential students for our residence education programs by contacting prospective students and arranging for interviews at the campus. Occasionally, we also pursue expressions of interest from students for our residence education programs by contacting them and arranging for their attendance at a seminar providing information about the campus and its programs. We pursue expressions of interest from potential students for our online education programs by providing program and resource information on our websites and through telephone calls, electronic mail, social media and postal delivery.

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

Student Admission and Retention

We require all applicants for admission to any of our campus’ education programs to have a high school diploma or a recognized equivalent. Depending on the program of study and the campus, applicants may also be required to:

•	pass an admission examination;

•	possess a designated number of credit hours or degree with a specified overall cumulative grade point average from an accredited postsecondary educational institution;

•	complete the Scholastic Assessment Test or American College Testing examination; and

•	tour the campus.

The following table sets forth the demographics of students at the ITT Technical Institutes as of the dates indicated:

	Approximate Percent of Student Census
Student Demographics	December 31, 2014	December 31, 2013
Age
19 or less	3%	3%
20 through 24	23%	25%
25 through 30	29%	29%
31 or over	45%	43%
Gender
Male	55%	72%
Female	45%	28%
Race
Caucasian	42%	43%
Other (1)	58%	57%

(1)	Based on applicable federal classifications.

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

Administration and Employees

Each of our campuses is managed by a person who has overall responsibility for the operation of the campus. The administrative staff of each campus also includes managers in the major functional areas of that campus, including recruitment, finance, registration, academics and career services. As of December 31, 2014, we had approximately 4,400 full-time and 4,500 part-time employees. None of our employees are represented by labor unions.

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

Certain public and private colleges may offer programs similar to those offered by our campuses at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions, tax-exempt status or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those offered by our campuses. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do. In addition, recent and ongoing adverse matters affecting us and our industry, including, without limitation, investigations, claims and lawsuits, and the negative publicity associated with those matters, may make it more difficult for us to attract and retain students and to compete with institutions that are not as impacted by such matters.

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

Federal and Other Financial Aid Programs

In 2014, approximately 80% of our revenue determined on a cash accounting basis under the “90/10 Rule” calculation was from the federal student financial aid programs under Title IV (the “Title IV Programs”) of the Higher Education Act of 1965, as amended (the “HEA”). See “Risk Factors —Risks Related to Our Highly Regulated Industry – One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high” for a description of the 90/10 Rule. Our institutions’ students also rely on scholarships and awards, family contributions, personal savings, employment, state financial aid programs, veterans’ and military benefits, internal student financing offered by us, private education loan programs and other resources to pay their educational expenses associated with their education programs. The primary Title IV Programs from which the students at our campuses received grants, loans and other aid to fund the cost of their education programs in 2014 included:

•	the William D. Ford Federal Direct Loan (the “FDL”) program, which represented, in aggregate, approximately 57% of our cash receipts; and

•	the Federal Pell Grant (the “Pell”) program, which represented, in aggregate, approximately 24% of our cash receipts.

Other sources of financial aid used by our students in 2014 to help pay the costs associated with their education programs included:

•	state financial aid programs, veterans’ and military service member benefit programs and other sources, which represented, in aggregate, approximately 14% of our cash receipts;

•	employment, personal savings and family contributions, which represented, in aggregate, approximately 4% of our cash receipts; and

•	private education loan programs, which represented approximately 1% of our cash receipts.

Institutional scholarships and awards, which our students use to help reduce their educational expenses, amounted to, in aggregate, approximately $261.2 million in 2014. Institutional scholarships and awards for ITT Technical Institute students averaged approximately $1,177 per student in the year ended December 31, 2014, based on the number of students enrolled in education programs in each of the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. We also provided internal student financing to our students in 2014, which consists of non-interest bearing, unsecured credit extended to our students. The amount of internal student financing that we have provided has decreased and will continue to decrease significantly, as the amount of institutional scholarships and awards that our students receive increases.

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

The statutes, regulations and standards applied by the ED, SAs and ACs cover the vast majority of our operations, including our:

•	academic affairs;

•	educational programs;

•	facilities;

•	academic and administrative staff;

•	administrative procedures;

•	marketing;

•	student recruitment;

•	compensation practices; and

•	financial operations and financial condition.

These requirements also affect our ability to:

•	add new campuses;

•	add new, or revise or expand our existing, educational programs; and

•	change our corporate structure and ownership.

Regulation by the U.S. Department of Education

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

Most of the ED’s requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and its additional locations, if any. Under the ED’s definition, we had three institutions as of December 31, 2014, comprised of two ITT Technical Institute main campuses and one DWC main campus. All of the remaining ITT Technical Institute campuses are additional locations of the ITT Technical Institute main campuses under the ED’s regulations. As of December 31, 2014, one ITT Technical Institute institution had 139 additional locations and the second ITT Technical Institute institution had two additional locations. The HEA requires each institution to periodically renew its certification by the ED to continue its participation in Title IV Programs. As of December 31, 2014, all 144 of our campuses participated in Title IV Programs.

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

One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED on an annual basis its audited, consolidated financial statements and a compliance audit of the institution’s administration of the Title IV Programs in which it participates (“Compliance Audit”). The financial statements and Compliance Audit must cover one fiscal year and must be submitted to the ED within six months after the end of the fiscal year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014 and, as a result, the ED determined in August 2014 that our institutions were not financially responsible, which resulted in, among other things, our institutions being:

•	required to submit a letter of credit payable to the ED;

•	placed on heightened cash monitoring by the ED, instead of the ED’s standard advance payment method; and

•	provisionally certified by the ED to participate in Title IV Programs.

Our institutions’ participation in the Title IV Programs will remain provisional until at least November 4, 2019. See “Risk Factors – Risks Related to our Highly Regulated Industry — Our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified.”

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

If we are unable to obtain the required approvals from the ED for any new campuses, or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses or offer new programs as planned would be impaired, which could have a material adverse effect on our expansion plans. See “Risk Factors—Risks Related to Our Highly Regulated Industry – We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization.”

Regulation by Department of Defense and State Approving Agencies for Veterans Benefits

Some of our students who are veterans and/or their dependents use their benefits under the Montgomery GI Bill (“MGIB”) or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (“Post-9/11 GI Bill”) (collectively the “GI Bill Programs”), to cover all or a portion of their tuition. A certain number of our students are also eligible to receive funds from other education assistance programs administered by the U. S. Department of Veterans Affairs (“VA”).

Department of Veterans Affairs. The VA administers education benefits provided by federal law, including the GI Bill Programs. Pursuant to federal law related to these programs, our campuses are approved to provide education to veterans and their dependents under these benefit programs by the state approving agencies in the applicable state.

The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard, beyond the benefits available under the MGIB. The Post-9/11 GI Bill also allows service members to transfer their benefits to family members. The Post-9/11 GI Bill also provides veterans up to $1,000 per academic year for books, supplies, equipment and other education costs. The Post-9/11 Veterans Educational Assistance Improvements Act of 2010, or Improvements Act, revised the calculations of benefits related to tuition and fees under the Post-9/11 GI Bill. For a veteran attending a non-public U.S. institution, the Improvements Act provides tuition and fees based on the net cost to the veteran (after accounting for state and federal student financial aid, scholarships, institutional aid, fee waivers, and similar assistance), up to $20,235.02 for the 2014-2015 year. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are also eligible for a monthly housing allowance equal to the basic allowance for housing available to service members who are at a military pay grade E-5 and have dependents. In addition, eligible veterans pursuing an educational program solely through distance learning are eligible to receive a monthly housing allowance equal to half the amount available to students attending certain traditional classroom-based programs or programs that combine classroom learning and distance education.

The Post-9/11 GI Bill also established the Yellow Ribbon Program. This program allows institutions of higher learning (degree-granting institutions) in the U.S. or a branch of such institutions located outside of the U.S. to voluntarily enter into an agreement with the VA to partially or fully fund tuition and fee expenses that exceed the established tuition and fee amounts payable under the Post-9/11 GI Bill. The institution may contribute a specified dollar amount of these expenses, and the VA will match the contribution, not to exceed 50% of the difference. Only veterans (or dependents under the transfer of entitlement provisions) who are at the 100% benefit rate, as determined by service requirements, qualify to participate in the Yellow Ribbon Program. The VA issues payments for tuition and fees and the Yellow Ribbon Program match directly to the institution on behalf of the student. Most ITT Technical Institutes participate in the Yellow Ribbon Program.

On April 27, 2012, President Obama signed Executive Order 13607, Establishing the Principles of Excellence for Educational Institutions Serving Service Members, Veterans, Spouses, and Other Family Members (“EO 13607”). EO 13607 addresses key areas concerning federal military and veterans’ educational benefits. Pursuant to EO 13607, for students who are eligible to receive federal military and veterans educational benefits, the institution must:

•	provide a standardized cost form, the Financial Aid Shopping Sheet, prior to enrollment;

•	advise the student of the availability of and their potential eligibility for federal financial aid before recommending or offering private student loans;

•	comply with ED’s Title IV “program integrity” rules, including rules related to incentive compensation and misrepresentation;

•	obtain approval from its accreditor, as required under the accreditor’s standards, for new courses or programs before offering and enrolling students in such courses or programs;

•	establish a readmissions policy that allows service members and reservists who are unable to attend class or experience short term absences due to service obligations to be readmitted to their program of study;

•	agree to an institutional refund policy that is aligned with the Return of Title IV policy for students who withdraw prior to term completion;

•	provide individual education plans that detail the requirements necessary to graduate, information about transfer of credit and expected timeline of completion; and

•	provide a designated point of contact for academic and financial advising to assist with completion of studies and job search activities.

While the VA did not implement new regulatory requirements to effectuate the requirements of EO 13607, it did ask institutions to voluntarily agree to comply with those requirements and it routinely assesses compliance by institutions that volunteered to comply. All of our institutions volunteered to comply with the requirements of EO 13607.

Department of Defense. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense (“DoD”), or DoD tuition assistance programs. Each institution participating in DoD tuition assistance programs is required to sign a Memorandum of Understanding (“MOU”), outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in the DoD tuition assistance programs. In 2014, the DoD revised the MOU and required participating institutions to execute a new MOU. We participate in the DoD tuition assistance programs under the revised MOU. We executed the required revised MOUs on or before the September 2014 deadline and, therefore, all of our campuses are party to an executed revised MOU.

Pursuant to the MOU, among other requirements, the institution must provide each prospective military student with specific information prior to enrollment regarding certain ED and U.S. Consumer Financial Protection Bureau (“CFPB”) tools, such as ED’s “College Navigator” website , the “College Scorecard” website and the CFPB’s “Paying for College” website; and, in certain circumstances, return tuition assistance funds to the DoD (such as when a student ceases to attend or an institution cancels a course). The MOU also provides that an institution may only participate in the DoD tuition assistance programs if it is accredited by an accrediting agency recognized by ED, approved for funding by the VA, and a participant in the Title IV programs administered by ED.

On January 30, 2014, the DoD, VA, ED, and Federal Trade Commission, in collaboration with the CFPB and Department of Justice, announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, DoD tuition assistance programs, and other military-related education benefit programs. The complaint system is designed to help the government identify and address unfair, deceptive, and misleading practices. The complaint system was developed pursuant to EO 13607, which requires federal agencies to create a centralized complaint system for students receiving federal military and veterans’ educational benefits to register complaints that can be tracked and responded to by relevant agencies. An institution having recurring substantive complaints, or demonstrating an unwillingness to resolve complaints, may face a range of penalties, including revocation of its MOU and removal from participation in the VA educational benefits and DoD tuition assistance programs.

The VA, the DoD and the applicable state approving agency also periodically review a location’s compliance with laws, regulations and applicable guidance. The scope of the reviews vary, and noncompliance may result in the assessment of repayment liabilities to students receiving DoD or VA educational benefits, as well as locations being subjected to corrective action, fines and/or suspensions, including the location no longer being an approved location for students to access their DoD or VA educational benefits, and the potential loss of program and institutional eligibility for such benefits.

Effective May 11, 2015, the California State Approving Agency for Veterans Education (“CSAAVE”), a division of the California Department of Veterans Affairs, gave notice to all of our campuses in California, suspending the approval of their courses for receipt of veterans’ educational program benefits under the GI Bill Programs. The basis for the suspension was CSAAVE’s determination that the campuses did not fully comply with the financial stability standards for accreditation published by the ACICS. The notice of suspension precludes our California campuses from future enrollment or re-enrollment of veterans or their dependents intending to utilize the GI Bill Programs’ education benefits to pay in whole or in part for their enrollment in the institution. We have been in contact with CSAAVE, which requested that we submit additional financial information, including a statement of determination from the ACICS that all of our California campuses fully comply with the financial stability standards and requirements for accreditation. We have submitted the requested information to CSAAVE. If CSAAVE does not lift the suspension order, CSAAVE says that the approval of our California campuses to train veterans will be withdrawn no later than July 13, 2015. Although we have provided the requested information and do not believe there is a basis for and will continue to dispute CSAAVE’s action, we cannot assure you that the suspension of our California campuses will be lifted.

Effective May 18, 2015, the New York State Approving Agency for Veterans Education (“NYSAA”), a division of the New York Department of Veterans Affairs, gave notice to all of our campuses in New York, suspending the approval of their courses for receipt of veterans’ educational program benefits under the GI Bill Programs. The basis for the suspension was NYSAA’s determination that the campuses did not fully comply with the financial stability standards for accreditation published by ACICS. The notice of suspension precludes our New York campuses from future enrollment of veterans or their dependents intending to utilize the GI Bill Programs’ education benefits to pay in whole or in part for their enrollment in the campus. The notice of suspension specifically allows the certification of benefits for re-enrollments. NYSAA has directed that we submit, among other things, evidence of current financial stability, consistent with the ACICS standards, as well as documentation that the campuses in New York were not participating in practices asserted by the CFPB. We have submitted the requested information to NYSAA. If NYSAA does not lift the suspension order, NYSAA says that the approval of our New York campuses to train veterans will be withdrawn no later than July 17, 2015. Although we do not believe there is a basis for and intend to dispute NYSAA’s action, we cannot assure you that the suspension of our New York campuses will be lifted.

See “Risk Factors – Risks Related to Our Highly Regulated Industry – Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business.”

Regulation by State Education Agencies and Professional Licensing Authorities

As of December 31, 2014, we operated one or more campuses in 39 states and our campuses recruited students in all 50 states. Each of our campuses must be authorized by the applicable SAs to operate. The state laws and regulations that we must comply with in order to obtain authorization from the SAs are numerous and complex. As of December 31, 2014, each of our campuses had received authorization from one or more SAs.

The laws and regulations in most of the states in which our campuses are located treat each of our campuses as a separate, unaffiliated institution and do not distinguish between main campuses and additional locations or branch campuses, although many states recognize other locations within the state where educational activities are conducted and/or student services are provided as learning sites, teaching sites, satellite campuses or otherwise. In some states, the requirements to obtain state authorization limit our ability to establish new campuses, add instructional locations, offer new programs, recruit and offer online programs.

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

The provisional license of each of our Florida campuses extends through July 31, 2015. Upon the satisfaction of all of the requirements specified above, however, each campus may apply to our Florida SA to have the campus’ authorization changed back to an annual license. We cannot assure you, however, that our Florida campuses will be able to satisfy all of the requirements specified above, or that our Florida SA will change any of the campuses back to an annual license. See “Risk Factors – Risks Related to Our Highly Regulated Industry – Failure of our campuses to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our campuses.”

Regulation by Accrediting Commissions

Accreditation by an accrediting commission recognized by the ED is required for an institution to become and remain eligible to participate in Title IV Programs. In addition, some states require institutions operating in the state to be accredited as a condition of state authorization. Both of our ITT Technical Institute institutions are accredited by the Accrediting Council for Independent Colleges and Schools (the “ACICS”). DWC is accredited by the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges (the “NEASC”). Both the ACICS and the NEASC are accrediting commissions recognized by the ED.

The accreditation standards of our ACs generally permit an institution’s main campus to establish additional campuses. Our campuses that are treated as additional locations of the main campus under the ED’s regulations and the ACICS accreditation standards are treated as branch campuses under the accreditation standards of the NEASC. Our learning sites, if any, are classified as additional locations of the main campus under the ED’s regulations, as campus additions under the ACICS accreditation standards, and as instructional locations of the main or branch campus under the NEASC accreditation standards. Under the ACICS criteria, the ACICS has classified one of our ITT Technical Institute institutions, which consists of a main campus and 139 additional locations, as a centrally controlled institution (the “Centrally Controlled Institution”). During 2013, the ACICS evaluated the Centrally Controlled Institution for a renewal grant of accreditation. In April 2013, the ACICS extended the Centrally Controlled Institution’s current grant of accreditation through December 31, 2017. In 2014, the ACICS also approved one ITT Technical Institute location for inclusion in the Centrally Controlled Institution’s grant of accreditation.

Accreditation Criteria. The HEA specifies a series of criteria that each recognized accrediting commission must use in reviewing institutions. For example, accrediting commissions must assess the length of each academic program offered by an institution in relation to the objectives of the degrees or diplomas offered. Further, accrediting commissions must evaluate each institution’s success with respect to student achievement.

Under the ACICS standards, if the student retention or graduate placement rates:

•	of a campus fall below the ACICS benchmark standards, the campus must develop and implement a campus improvement plan and periodically report its results to the ACICS;

•	of a campus fall below the ACICS compliance standards, the campus must develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw the campus’ inclusion in the institution’s grant of accreditation;

•	of a program offering at a campus fall below the ACICS benchmark standards, the campus must develop and implement a program improvement plan for that program offering; or

•	of a program offering at a campus fall below the ACICS compliance standards, the program offering must develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

Under the ACICS standards, if the Licensure Examination Pass Rate (as defined below) of a program offering that is subject to that standard at a campus:

•	falls below the ACICS benchmark standards, the campus is required to develop and implement a program improvement plan for that program offering; or

•	falls below the ACICS compliance standards, the program offering is required to come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

A program offering is subject to the Licensure Examination Pass Rate standard, if graduates of the program of study who seek employment are required to have a certificate, license or registration based on an industry-sponsored examination in the applicable field.

A campus that falls below the ACICS benchmark standards is not required to obtain permission from the ACICS prior to applying to add a new program offering, but a campus that falls below the ACICS compliance standards is required to obtain permission from the ACICS prior to applying to add a new program offering.

ACICS Institutional and Campus Accountability Report Reviews. In January 2015, the ACICS confirmed that it reviews the Institutional Accountability Report and Campus Accountability Report submitted by each of its accredited institutions to monitor performance in terms of student achievement at both the campus and program levels. Measures include Student Retention Rate, Graduate Placement Rate and the Licensure Examination Pass Rate (each as defined below), if applicable. When this review indicates that student achievement is below ACICS standards, the ACICS will require the institution to add an improvement plan that applies to either a program and/or a campus (an “Improvement Plan”) within its Campus Effectiveness Plan (“CEP”) and/or its Institutional Effectiveness Plan. If the ACICS determines the institution no longer complies with the ACICS’ requirement for student achievement, the ACICS will issue a warning, a show-cause directive, or otherwise take action and require the institution to demonstrate compliance within a specified time frame. Any specified time frame may be extended at the sole discretion of the ACICS for good cause, including evidence that there has been significant improvement in the deficient area(s) and the applicable time frame does not provide sufficient time to demonstrate full compliance (e.g., improvement in Student Retention Rate, Graduate Placement Rate and/or the Licensure Examination Pass Rate). Institutions that are required to include an Improvement Plan within their CEPs are considered to be on “Student Achievement Monitoring.” Those with institutional or campus-level plans may have additional restrictions imposed if determined to be out of compliance.

Campus and Program Improvement Plans and Monitoring. Neither of our two ITT Technical Institute institutions are on probation with the ACICS, but the ACICS has taken the following actions with respect to a number of our campuses and programs:

•	69 ITT Technical Institute locations are subject to a campus Improvement Plan and Student Achievement Monitoring with respect to the locations’ Student Retention Rates (as defined below);

•	25 ITT Technical Institute locations are subject to a campus Improvement Plan and Student Achievement Monitoring with respect to the locations’ Graduate Placement Rates (as defined below);

•	19 ITT Technical Institute locations are subject to a campus Improvement Plan and Student Achievement Monitoring and need to raise their Student Retention Rate to at least 60% by November 1, 2015, or the ACICS may withdraw those locations’ inclusion in the institution’s grant of accreditation (although we are no longer enrolling new students at five of these locations);

•	four ITT Technical Institute locations are subject to a campus Improvement Plan and Student Achievement Monitoring and need to raise their Graduate Placement Rates to at least 60% by November 1, 2015, or the ACICS may withdraw those locations’ inclusion in the institution’s grant of accreditation;

•	a total of 149 program offerings at 94 ITT Technical Institute locations are subject to a program Improvement Plan with respect to the Student Retention Rates of those program offerings;

•	a total of 85 program offerings at 62 ITT Technical Institute locations are subject to a program Improvement Plan with respect to the Graduate Placement Rates of those program offerings;

•	a total of eight program offerings at eight ITT Technical Institute locations are subject to a program Improvement Plan with respect to the Licensure Examination Pass Rates of those program offerings;

•	a total of 250 program offerings at 103 ITT Technical Institute locations are subject to a campus Improvement Plan and Student Achievement Monitoring and need to raise their Student Retention Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings (although we have discontinued and are no longer enrolling new students in 45 of those program offerings);

•	a total of 94 program offerings at 62 ITT Technical Institute locations are subject to a campus Improvement Plan and Student Achievement Monitoring and need to raise their Graduate Placement Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings (although we have discontinued and are no longer enrolling new students in 50 of those program offerings); and

•	a total of 14 program offerings at 14 ITT Technical Institute locations are subject to a campus Improvement Plan and Student Achievement Monitoring and need to raise their Licensure Examination Pass Rates to at least 60% by November 1, 2015, or the ACICS may withdraw its authorization of those program offerings (although we have discontinued and are no longer enrolling new students in two of those program offerings).

For purposes of the standards and actions described above, the ACICS uses the following definitions:

•	“Student Retention Rate” is a calculated rate defined as Adjusted Total Enrollment, less All Other Withdrawals, divided by Adjusted Total Enrollment. “Adjusted Total Enrollment” is defined as total student enrollment in the program of study during the reporting period, less the number of any of those students who withdrew to enroll in another institution under common ownership. “All Other Withdrawals” is defined by the ACICS as the number of students enrolled in the program of study during the reporting period who withdrew from the program of study for a reason other than the student’s:

•	call to active duty in the U.S. military;

•	enrollment in another institution under common ownership;

•	incarceration; or

•	death.

•	“Graduate Placement Rate” is defined as the number of Employable Graduates who were employed in a position that required the direct or indirect use of the skills taught in the program of study during the reporting period, divided by the total number of Employable Graduates.

•	“Licensure Examination Pass Rate” is defined as the number of graduates or completers of a program of study that is subject to the Licensure Examination Pass Rate standard who attempted the examination during a calendar year and received a score necessary to obtain the required certificate, license or registration, divided by the number of graduates or completers of that program of study who attempted the applicable examination during that calendar year.

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

DWC was subject to a notice of concern from the NEASC with respect to DWC’s financial condition from June 2009, when we acquired DWC, until April 2011. The NEASC reinstated the notice of concern with respect to DWC’s financial condition in March 2013. During 2013 and the first quarter of 2014, the NEASC evaluated DWC in connection with its financial condition, but the NEASC did not remove the notice of concern. In September 2014, the NEASC conducted a focused evaluation visit at DWC to assess, in part, DWC’s progress in addressing the issues that led the NEASC to reinstate the notice of concern in 2013. DWC responded to the visit report, attended the NEASC April 2015 meeting and is currently awaiting receipt of a formal letter from the NEASC with its recommendations. DWC cannot predict when or how the NEASC will rule on the subject of its financial condition.

Reviews and Other Oversight Actions

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

Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, the ACs, present and former students and employees, shareholders and other third parties, which may allege violations of statutes, regulations or accreditation standards or common law causes of action (collectively, “Claims”). If the results of any Claims are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, other civil and criminal penalties or other censure that could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we satisfactorily resolve the issues raised by a Claim, we may have to expend significant financial and management resources, which could have a material adverse effect on our financial condition, results of operations and cash flows. Adverse publicity regarding a Claim could also negatively affect our business.

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

You should be aware that this Annual Report on Form 10-K was filed with the SEC after the applicable filing deadline. In addition, our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 were each filed with the SEC after its applicable filing deadline, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 will be filed after its filing deadline. Failure to timely file our reports with the SEC may have negative consequences. See “Risk Factors – Risks Related to Recent Developments.”

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

We will provide a copy of the following materials without charge to anyone who makes a written request to our Investor Relations Department at ITT Educational Services, Inc., 13000 North Meridian Street, Carmel, Indiana 46032-1404 or by e-mail through our website at www.ittesi.com:

•	our annual report on Form 10-K for the year ended December 31, 2014, excluding certain of its exhibits;

•	our Corporate Governance Guidelines;

•	the charter for each of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors; and

•	the Code.

We also intend to promptly disclose on our website at www.ittesi.com any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code.

Item 1A.	Risk Factors.

In addition to the other information contained in this report, you should consider carefully the following risk factors in evaluating us and our business before making an investment decision with respect to any shares of our common stock. This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management. All statements which are not statements of historical fact are intended to be forward-looking statements. The forward-looking statements contained in this report reflect our or our management’s current views and are subject to certain risks, uncertainties and assumptions, including, but not limited to, those set forth in the following Risk Factors. Should one or more of those risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements in 2015 and beyond could differ materially from those expressed in, or implied by, those forward-looking statements.

Risks Related to Recent Developments

Our management has identified material weaknesses in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our future financial statements and may adversely affect our business and stock price. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, as of December 31, 2014, our management identified material weaknesses in our ICFR related to:

•	the assessment of the completeness and accuracy of the data obtained from third parties related to the private education loans that are owned by variable interest entities that we were required to consolidate;

•	the aggregation of design and operating effectiveness control deficiencies relating to property, plant, and equipment, including logical access controls related to information systems relevant to property, plant, and equipment, the design of controls over the impairment of long-lived assets and the design and operation of review controls over accounting for leasehold improvements, which lead to individually immaterial adjustments; and

•	the aggregation of control deficiencies relating to design and operation of review controls over the financial close and reporting and income tax reporting processes, which lead to individually immaterial adjustments.

A material weakness is defined as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses discussed above, our management concluded that our ICFR was not effective as of December 31, 2014. This is the second consecutive year that our management has concluded that our ICFR was not effective. As of December 31, 2013, our management concluded that our ICFR was not effective as a result of four material weaknesses, three of which were remediated as of December 31, 2014, but one of which remained unremediated as of December 31, 2014. The unremediated material weakness was the one related to data obtained from third parties related to private education loans, as noted above. Further, we cannot assure you that additional material weaknesses in our ICFR will not be identified in the future.

Although we are implementing remedial measures designed to address the identified material weaknesses, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our ICFR are discovered or occur in the future, our consolidated financial statements may contain material misstatements. These misstatements could result in additional restatements of our consolidated financial statements, cause us to fail to meet our reporting obligations, lead to a default under our financing agreement, reduce our ability to obtain financing, increase the cost of any financing that we obtain or cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price. The likelihood of any or all of those risks may be increased as a result of the unremediated material weakness and/or the fact that we have had ineffective ICFR in two consecutive years.

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

Matters relating to or arising from our review of accounting matters related to the PEAKS Program and the CUSO Program may adversely affect our business, results of operations and cash flows. As previously disclosed, a number of factors, including the SEC’s investigation of us related to our actions and accounting associated with, among other things, the PEAKS Program and the CUSO Program, have led to us conducting additional analyses and reviews with respect to accounting matters related to those programs. As a result of such additional analyses and reviews, the Audit Committee of our Board of Directors concluded that the PEAKS Trust should have been consolidated in our consolidated financial statements beginning on February 28, 2013, and that our previously issued unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 should be restated. Further, our more recent accounting analyses and reviews of the CUSO Program have resulted in our conclusion to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. To date, we have incurred significant expenses related to legal, accounting and other professional services in connection with the SEC’s investigation of us, the accounting analyses and the restatement and related matters, and may continue to incur significant additional expenses with regard to those matters and our remediation efforts. In addition, our Chief Executive Officer and Chief Financial Officer, as well as senior members of our finance and accounting departments, have spent substantial amounts of time and effort with regard to all of those matters. The significant amount of time and effort spent by our management team on those matters has diverted, and is expected to continue to divert, their attention from the operation of our business. The expenses incurred, and expected to be incurred, on those matters, and the diversion of the attention of the management team which has occurred and is expected to continue, have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations and/or cash flows.

The New York Stock Exchange could commence procedures to delist our common stock. As a result of our failure to timely file this Annual Report on Form 10-K with the SEC, on March 16, 2015, we received a notice from the New York Stock Exchange (“NYSE”) that we were subject to the procedures set forth in the NYSE’s listing standards related to late filings. In accordance with the NYSE’s procedures, we had six months following March 16, 2015 to file this Annual Report on Form 10-K with the SEC. Although we have filed this Annual Report on Form 10-K with the SEC within the applicable period, the listing standards of the NYSE provide the NYSE with broad discretion regarding delisting matters. One of the factors described in the NYSE’s listing standards that could lead to a company’s delisting is the failure of the company to make timely, adequate and accurate disclosures of information to its shareholders and the investing public. We restated our unaudited condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. In addition, our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 (“2014 First Quarter Form 10-Q”), June 30, 2014 (“2014 Second Quarter Form 10-Q”) and September 30, 2014 (“2014 Third Quarter Form 10-Q”) were each filed after their respective due dates. Additionally, we will be filing our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (“2015 First Quarter Form 10-Q”) after its due date, and therefore we will continue to be subject to the procedures set forth in the NYSE’s listing standards related to late filings and subject to the risk of delisting. We cannot assure you that the NYSE will not commence delisting procedures with respect to our common stock as a result of those and other factors related to us. If the NYSE were to delist our common stock, the delisting could further:

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

        Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, and could have negative consequences related to our financing agreement. We did not file our 2013 Form 10-K, our 2014 First Quarter Form 10-Q, our 2014 Second Quarter Form 10-Q, our 2014 Third Quarter Form 10-Q and this Annual Report on Form 10-K within the timeframes required by the SEC. We also have not yet filed our 2015 First Quarter Form 10-Q, and therefore it is delinquent. As a result of our late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. We are ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale for a period of 12 months following the month in which we regain compliance with our SEC reporting obligations. Further, pursuant to the Financing Agreement (as defined below), we must provide to our lenders our annual and quarterly financial information of the type required to be filed with our periodic reports with the SEC within 90 and 45 days, respectively, after the end of the relevant period, or certain monthly financial information within 30 days after the end of each month, subject to the extension described below.

On December 4, 2014, we entered into a financing agreement (the “Original Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), as administrative agent and collateral agent, the lenders party thereto and certain of our subsidiaries. On December 23, 2014, we entered into Amendment No. 1 to Financing Agreement (“Amendment No. 1”), on March 17, 2015, we entered into Amendment No. 2 to Financing Agreement (“Amendment No. 2”) and on May 26, 2015, we entered into a Limited Consent to Financing Agreement (the “FA Consent”). The Original Financing Agreement, as amended by Amendment No. 1 and Amendment No. 2 and including the FA Consent, is referred to herein as the “Financing Agreement.” The FA Consent provides for an extension to June 15, 2015 of the deadline by which we are required to deliver to the lenders our financial statements and related information for the fiscal quarter ended March 31, 2015. If we are not able to deliver our financial statements for the fiscal quarter ended March 31, 2015 by June 15, 2015, or for future periods by the applicable due dates, then we would be in breach of the Financing Agreement, which could give rise to material adverse consequences to us. See “—Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations.”

As a result of the PEAKS Consolidation, our consolidated financial statements are materially different from those that we previously issued, which could have negative implications for our Financing Agreement and guarantee obligations and regulatory compliance. Prior to the PEAKS Consolidation, the PEAKS Trust was not included in our consolidated financial statements. As a result of the PEAKS Consolidation, beginning on February 28, 2013, our consolidated financial statements are substantially different from the consolidated financial statements that we would present, if we were not required to consolidate the PEAKS Trust. We cannot assure you that the financial impact of the PEAKS Consolidation on our consolidated financial statements in future periods will not violate the covenants under the Financing Agreement. We may not be able to obtain amendments to, or waivers of, those covenants. The PEAKS Consolidation also negatively impacted our compliance with the ED’s financial responsibility measurements, primarily our institutions’ composite score and our compliance with the financial requirements of certain SAs. The financial impact of the PEAKS Consolidation on our consolidated financial statements in future periods could also negatively impact our compliance with those measurements and requirements in the future. See “—Risks Related to Our Highly Regulated Industry – We may be subject to sanctions, including, without limitation, an increase in the amount of the ED Letter of Credit and other limitations in order to continue our campuses’ participation in Title IV Programs, state authorization and accreditation, if we or our campuses do not meet the financial standards of the ED, SAs or ACs,” for a discussion of the impact of the PEAKS Consolidation on our consolidated financial statements. Further, the PEAKS Consolidation negatively impacted the financial metrics to which we are subject under the private education loan programs under which we have provided guarantees, resulting in materially increased payment amounts. The financial impact of the PEAKS Consolidation on our consolidated financial statements in future periods could negatively impact our compliance with those financial metrics in the future, resulting in materially increased payment amounts and/or the loss of our protective rights under those programs. Any of these factors could have a material adverse effect on our results of operations, financial condition and/or cash flows.

The CUSO Consolidation could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject. Prior to September 30, 2014, the CUSO was not included in our consolidated financial statements because we concluded we were not the primary beneficiary of the CUSO prior to that time. The CUSO Consolidation results in a different presentation in our consolidated financial statements of our transactions with the CUSO. We cannot assure you that the CUSO Consolidation, in combination with other factors, will not have a material negative impact in future periods on our ability to comply with our covenants under the Financing Agreement, the ED’s financial responsibility measurements, the financial requirements of the SAs or the financial metrics to which we are subject under the CUSO RSA and the PEAKS Guarantee (as defined below), which could result in a material adverse effect on our results of operations, financial condition and/or cash flows. See “—Risks Related to Our Highly Regulated Industry – We may be subject to sanctions, including, without limitation, an increase in the amount of the ED Letter of Credit and other limitations in order to continue our campuses’ participation in Title IV Programs, state authorization and accreditation, if we or our campuses do not meet the financial standards of the ED, SAs or ACs,” for a discussion of the impact of the CUSO Consolidation on our consolidated financial statements.

Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations. The Financing Agreement contains a number of covenants that limit our ability to take certain actions. In particular, the Financing Agreement limits the ability of us and certain of our subsidiaries (the “Guarantors” and together with us, the “Loan Parties”) to, among other things:

•	incur additional indebtedness;

•	incur or create liens;

•	make investments;

•	dispose of assets;

•	pay dividends; and

•	make prepayments on existing indebtedness.

The Financing Agreement also requires us to maintain compliance with a total leverage ratio and a fixed charge coverage ratio, as well as with certain educational regulatory measurements. In determining our compliance with the leverage ratio covenant, we are required to include the PEAKS Senior Debt and the CUSO Secured Borrowing Obligation (defined below) in the amount of our indebtedness, and therefore the amount of such liabilities could negatively impact our ability to comply with the leverage ratio covenant in the Financing Agreement. In addition, we are required to limit our annual payments with respect to the CUSO Program and the PEAKS Program. Further, pursuant to the Financing Agreement, we must provide the lenders with our quarterly financial statements within 45 days after the end of each fiscal quarter and our annual, audited financial statements within 90 days after the end of each fiscal year, except that, pursuant to Amendment No. 2, the deadline by which we must provide our financial statements related to the fiscal year ended December 31, 2014 was extended to May 31, 2015 and pursuant to the FA Consent, the deadline by which we must provide our financial statements related to the fiscal quarter ended March 31, 2015 was extended to June 15, 2015. If we are not able to deliver our financial statements for the fiscal quarter ended March 31, 2015 by June 15, 2015, or for future periods by the applicable due dates, we would have to seek a waiver or an additional amendment to the Financing Agreement, which we may not be able to obtain on terms acceptable to us or at all. If we cannot obtain a waiver or amendment, the failure to timely deliver our financial statements would be an event of default under the Financing Agreement.

Any or all of the covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The restrictions could limit our ability to plan for, or react to, changes in market conditions or to finance future operations or capital needs. Further, our ability to comply with the covenants in the Financing Agreement may be affected by events beyond our control, including without limitation worsening economic or business conditions, unfavorable regulatory or judicial determinations, unfavorable legislation, the impact of the Consolidations or other events, and we cannot assure you that we will be able to comply with the covenants.

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

In addition, based on our current estimates, we believe that we may make guarantee payments of approximately $29.8 million in 2015 under our guarantee under the PEAKS Program. This guarantee consists of our guarantee of the payment of the principal, interest and, prior to February 2013, certain call premiums owed on the senior debt issued by the PEAKS Trust in the aggregate principal amount of $300.0 million (the “PEAKS Senior Debt”) to investors, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “PEAKS Guarantee”). The $29.8 million estimated payment amount would have exceeded the annual payment limitation of $20.0 million related to payments under the PEAKS Program contained in the Original Financing Agreement covenant, but the covenant was modified in Amendment No. 2. However, we may be required to make payments under the PEAKS Program and/or the CUSO RSA in 2015 or future years that exceed our current estimates and the modified guarantee payment limitation amount. In such event, we would have to seek a waiver or an additional amendment to the Financing Agreement, which we may not be able to obtain on terms acceptable to us or at all. If we cannot obtain a waiver or amendment, the payment of amounts under the PEAKS Guarantee in excess of the stated limitation would be an event of default under the Financing Agreement.

The Financing Agreement provides for a number of potential events of default, including violations of the covenants or other provisions in the Financing Agreement or related loan documents, a failure to pay or a default under the PEAKS Program or the CUSO RSA, certain delays in our receipt of Title IV Program funds, and the occurrence of certain regulatory events. In the case of an event of default, the lenders could declare the senior secured term loans under the Financing Agreement (the “Term Loans”) then outstanding to be immediately due and payable in full. We may not be able to repay outstanding Term Loans, in which case the lenders would be entitled to recourse against the collateral security that we and the other Loan Parties have provided, to obtain payment of amounts we owe. The collateral security consists of substantially all of the Loan Parties’ assets, including a pledge of the equity of the Guarantors and our other subsidiaries, and a mortgage on the Loan Parties’ owned real estate. In addition, even if we were able to repay the outstanding borrowings under the Financing Agreement, the use of funds to make that repayment would have a material adverse effect on our cash position and would significantly reduce the amount of funds available to us to satisfy our obligations under the PEAKS Guarantee and the CUSO RSA (collectively, the “RSAs”), which could result in a default by us under those arrangements. Any of these events could have a material adverse effect on our business, ability to meet our obligations, ability to comply with regulatory requirements, financial condition and cash flows.

A default by us under the Financing Agreement could also lead to a determination by:

•	the ED that our institutions are not financially responsible;

•	the ACs that our institutions are not financially stable; and/or

•	one or more of the SAs that our institutions do not satisfy the SAs’ financial requirements.

If the ED, ACs and/or SAs determines that our institutions do not satisfy the applicable financial requirements for that reason, and given the sanctions that have already been imposed on our institutions for other reasons, these agencies could:

•	impose monetary fines or penalties on our campuses;

•	terminate or limit our campuses’ operations or ability to award credentials;

•	restrict or revoke our campuses’ accreditation;

•	limit, terminate or suspend our campuses’ eligibility to participate in Title IV Programs or state financial aid programs;

•	require our campuses to repay funds received under Title IV Programs or state financial aid programs;

•	require us to post new letters of credit or increase the amounts of or extend the duration of existing letters of credit;

•	increase the level of heightened cash monitoring to which our institutions are already subject by the ED;

•	transfer our institutions from the ED’s heightened cash monitoring system of receiving Title IV Program funds to its reimbursement system, which would significantly delay our institutions’ receipt of Title IV Program funds;

•	place a maximum limit on the amount of Title IV funding that our institutions could receive or a maximum limit on the number of students to whom our institutions could award Title IV program funds;

•	deny applications for our institutions to obtain Title IV eligibility for new educational programs or new campuses or educational sites; and

•	subject us or our campuses to other penalties.

Each of these sanctions could materially adversely affect our financial condition, results of operations and cash flows, and impose significant operating restrictions on us. If any of our campuses lost its state authorization, the campus would be unable to offer postsecondary education and we would be forced to close the campus. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business.

The recent filing of an enforcement action by the SEC against us, our CEO and our CFO could result in the ED or any of the SAs or ACs imposing additional sanctions on our institutions. On May 12, 2015, the SEC filed a civil enforcement action against us, our Chief Executive Officer and our Chief Financial Officer (the “SEC Litigation”). See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a further discussion of the SEC Litigation. Based on the allegations in the SEC’s complaint, combined with other regulatory matters our institutions are facing by the ED, the SAs, the ACs and other federal and state agencies, it is possible that the ED or any of the SAs or ACs might impose additional sanctions against us. The ED, the SAs and the ACs have a wide range of sanctions and penalties that they can impose on institutions. See “— Risks Related to Our Highly Regulated Industry – Failure of our campuses to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students or loss of our authorization to operate our campuses,” for a discussion of sanctions that the ED, the SAs and the ACs could impose on our institutions as a result of the SEC Litigation.

On May 20, 2015, the ED informed us that, based on our institutions’ current reporting status to the ED and due to the SEC’s filing of its complaint in the SEC Litigation, the ED was requiring us to comply with additional notification requirements in order for the ED to more closely monitor our institutions’ ongoing participation in the Title IV Programs. The additional requirements are that we must submit to the ED:

•	every two weeks, a thirteen-week projected cash flow statement that includes disclosures concerning significant transactions, important financial transactions, planned school closures, anticipated new program offerings, and other matters; and

•	every month, a roster of students, by campus, that includes information on each student’s program of study, program start date and anticipated graduation date, enrollment status, and individual contact information.

We intend to compile the requested information and submit it to the ED according to the schedule specified by the ED. We cannot assure you that the ED will not impose further sanctions on us in light of the SEC Litigation and other matters.

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

If our campuses failed to comply with any of these regulatory requirements, these agencies could:

•	impose monetary fines or penalties on our campuses;

•	terminate or limit our campuses’ operations or ability to award credentials;

•	restrict or revoke our campuses’ accreditation;

•	limit, terminate or suspend our campuses’ eligibility to participate in Title IV Programs or state financial aid programs;

•	require our campuses to repay funds received under Title IV Programs or state financial aid programs;

•	require us to post new letters or credit or increase the amount of or extend the duration of the letter of credit that we have already posted with the ED;

•	increase the level of heightened cash monitoring to which our institutions are already subject by the ED;

•	transfer our institutions from the ED’s heightened cash monitoring system of receiving Title IV Program funds to its reimbursement system, which would significantly delay our institutions’ receipt of Title IV Program funds;

•	place a maximum limit on the amount of Title IV funding that our institutions could receive or a maximum limit on the number of students to whom our institutions could award Title IV program funds;

•	deny applications for our institutions to obtain Title IV eligibility for new educational programs or new campuses; and

•	subject us or our campuses to other civil or criminal penalties.

See “Business – Highly Regulated Industry,” for a discussion of the sanctions imposed on us by the ED for our failure to submit our 2013 audited consolidated financial statements and Compliance Audits to the ED by the regulatory deadline, and by our Florida SA as a result of its determination that our 13 campuses in Florida are not financially stable. The sanctions imposed by the ED and our Florida SA or any other sanctions described above that could be imposed by any agencies could materially adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us.

If any of our campuses lost its state authorization, the campus would be unable to offer postsecondary education and we would be forced to close the campus.

If any of our campuses lost its accreditation, it would lose its eligibility to participate in Title IV Programs and, in some states, its ability to operate. If we could not arrange for alternative financing sources for the students attending a campus that lost its eligibility to participate in Title IV Programs, we could be forced to close that campus. Closing multiple campuses could have a material adverse effect on our financial condition, results of operations and cash flows. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business. See “Business – Highly Regulated Industry.”

The following are some of the specific risk factors related to our highly regulated industry:

Our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified. Our institutions are subject to extensive regulation by the ED. One of the ED’s regulations applicable to our institutions is that each institution must submit to the ED on an annual basis its audited, consolidated financial statements and a Compliance Audit, in each case with respect to a fiscal year within six months of the end of the fiscal year. Our institutions did not submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the June 30, 2014 due date and, as a result, the ED determined on August 21, 2014 that our institutions were not financially responsible. Based on this determination, the ED, among other things:

•	required our institutions to submit a letter of credit payable to the ED in the amount of $79.7 million (the “ED Letter of Credit”);

•	placed our institutions on heightened cash monitoring by the ED, instead of the ED’s standard advance payment method;

•	provisionally certified our institutions to participate in Title IV Programs;

•	requires our institutions to provide the ED with information about certain oversight and financial events, as described further below;

•	requires us to be able to demonstrate to the ED that, for our two most recent fiscal years, we were current on our debt payments and our institutions have met all of their financial obligations, pursuant to the ED’s standards; and

•	could require our institutions, in future years, to submit their audited financial statements and Compliance Audits to the ED earlier than six months following the end of their fiscal year.

We caused the ED Letter of Credit to be issued on October 31, 2014 and submitted to the ED. The term of the ED Letter of Credit is for a period that ends on November 4, 2019. We will be required to adjust the amount of the ED Letter of Credit annually to 10% of the Title IV Program funds received by our institutions in the immediately preceding fiscal year. The ED may terminate our institutions’ eligibility to participate in Title IV Programs, in which case we likely would not be able to continue to operate our business.

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

Any significant delay in our institutions’ receipt of Title IV Program funds could materially adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Financing Agreement. Depending on the length of the delay, we cannot assure you that we would be able to continue to operate our business in such an event. See also “—Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations.”

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

If an institution applies for the ED’s approval of a substantial change, the institution must demonstrate that it has the financial and administrative resources necessary to assure the institution’s continued compliance with the ED’s standards of financial responsibility and administrative capability. We may be unable to obtain the required approvals from the ED for any new campuses or any new program offerings, or to obtain those approvals in a timely manner. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues. If we are unable to obtain the required approvals from the ED for any new campuses or any new program offerings, or to obtain those approvals in a timely manner, our ability to operate the new campuses or offer new programs as planned would be impaired, which could have a material adverse effect on our expansion plans. See “— We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization,” and “— Failure by one or more of our institutions to satisfy the ED’s administrative capability requirements could result in financial penalties, limitations on the institution’s participation in the Title IV Programs, or loss of the institution’s eligibility to participate in Title IV Programs.”

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

On May 20, 2015, the ED informed us that, based on our institutions’ current reporting status to the ED and due to the SEC’s filing of its complaint in the SEC Litigation, the ED was requiring us to comply with additional notification requirements in order for the ED to more closely monitor our institutions’ ongoing participation in the Title IV Programs. The additional requirements are that we must submit to the ED:

•	every two weeks, a thirteen-week projected cash flow statement that includes disclosures concerning significant transactions, important financial transactions, planned school closures, anticipated new program offerings, and other matters; and

•	every month, a roster of students, by campus, that includes information on each student’s program of study, program start date and anticipated graduation date, enrollment status, and individual contact information.

We intend to compile the requested information and submit it to the ED according to the schedule specified by the ED. We cannot assure you that the ED will not impose further sanctions on us in light of the SEC Litigation and other matters.

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

        If our institutions were to fail to timely submit their 2014 audited consolidated financial statements and Compliance Audits to the ED by the 2015 due date, this could result in more severe sanctions being imposed on our institutions by the ED, SAs and ACs. If our institutions were to fail to timely submit their 2014 audited consolidated financial statements and Compliance Audits to the ED by the June 30, 2015 due date, we could face additional sanctions by the ED and other regulatory agencies. For example, the ED could require that we increase the amount of the ED Letter of Credit, could extend the time period for which the ED Letter of Credit must remain in effect, and could increase the level of our existing HCM for Title IV funds or place our institutions on the reimbursement system, either of which would significantly delay our institutions’ receipt of Title IV Program funds. Any significant delay in our institutions’ receipt of Title IV Program funds could adversely affect our financial condition, results of operations and cash flows, and could cause us to be in default of the Financing Agreement. Depending on the length of the delay, we cannot assure you that we would be able to continue to operate our business in such an event. See also “—Restrictive covenants in the Financing Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility, and any default by us under the Financing Agreement could have a material adverse effect on our liquidity and ability to comply with our obligations.” Since the ED’s regulations and policies do not envision institutions submitting their audited financial statements and Compliance Audits late two years in a row, they do not prescribe specific penalties if that situation should occur. However, the ED has a wide range of sanctions available to it for institutions that commit what the ED determines are significant violations of the ED regulations, and therefore the ED could attempt to impose additional sanctions on our institutions, including, for example, concluding that our institutions lack “administrative capability” under the ED’s regulations, which could lead to:

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

In addition, the ACs and SAs to which we are subject could impose additional penalties on our institutions, which may vary from state to state, but which could include in some states such sanctions as having to post an additional letter of credit or surety bond with the state, limiting our institutions’ ability to add new programs or open new campuses, initiating more frequent reviews of our institutions including on-site visits, requiring our institutions to submit additional information and reports, or suspending or terminating our campuses’ authority to operate. Any of the sanctions by the ED, SAs or ACs could materially adversely affect our financial condition, results of operations and cash flows, and impose significant operating restrictions on us.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress (“Congress”) enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in 2008. Congress has begun the legislative process for reauthorizing the HEA, but it is unclear at this time if the reauthorization will be completed in 2015, 2016, or later. Until the reauthorization process is completed, the current provisions of the HEA will remain in effect, unless Congress amends any specific provisions.

In addition, Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. We cannot predict all of the changes that Congress will ultimately make. Since a significant percentage of our revenue is indirectly derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our campuses or students to participate in Title IV Programs could have a material adverse effect on our financial condition, results of operations and cash flows.

If one or more of our ITT Technical Institute or DWC campuses lost its eligibility to participate in Title IV Programs, or if Congress significantly reduced the amount of available Title IV Program funding, we would try to arrange or provide alternative sources of financial aid for the students at the affected campuses. It is unlikely that private organizations would be willing to provide loans to students attending those campuses or that the interest rate and other terms of those loans would be as favorable as for Title IV Program loans. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business.

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

The following table sets forth the average of our institutions’ Three-Year CDRs for the FFYs indicated, as reported by the ED:

FFY	Three-Year CDR Average
2012 (a)	18.8%
2011 (b)	22.1%
2010	28.5%
2009	32.9	%(c)

(a)	The most recent year for which the ED has issued preliminary Three-Year CDRs. The ED’s regulations afford institutions the opportunity to challenge or correct their draft Three-Year CDRs before those rates are official.
(b)	The most recent year for which the ED has published official Three-Year CDRs.
(c)	Reduced by the ED from 34.2% as a result of an uncorrected data adjustment.

We believe that the higher Three-Year CDR average for FFY 2010 compared to the official Three-Year CDR average for FFY 2011 and the preliminary Three-Year CDR average for FFY 2012 was primarily due to the servicing on the FFEL program loans that were purchased by the ED from the lenders (the “Purchased Loans”) during 2009 and 2010. The Purchased Loans were initially serviced by the FFEL program lenders that made those loans, until the Purchased Loans were sold to the ED. Upon receipt of the Purchased Loans, the ED transferred the servicing of those loans to the servicer of the FDL program loans. Shortly thereafter, the ED replaced the servicer of the FDL program loans with four different servicers, and servicing of the Purchased Loans was distributed among the new servicers of the FDL program loans. We believe that the changes in the servicers of the Purchased Loans had a negative impact on the servicing of those loans, which could have resulted in a higher Three-Year CDR average with respect to those loans. We appealed the ITT Technical Institute institutions’ official Three-Year CDRs for FFY 2009 on the basis that those Purchased Loans were improperly serviced. We have not yet received the ED’s final determination of the ITT Technical Institute institutions’ Three-Year CDRs for FFY 2009 in response to our loan servicing appeal, but we anticipate that the result of this appeal will not significantly change the average Three-Year CDR for FFY 2009 shown above. Further, because none of our institutions had a Three-Year CDR for FFY 2010 of 30% or greater, the fact that the Three-Year CDRs for FFY 2009 was greater than 30% does not impact our institutions’ eligibility to participate in the FDL program or the Pell program. We did not appeal the ITT Technical Institute institutions’ official Three-Year CDRs for FFYs 2010 or 2011, and do not intend to appeal for FFY 2012.

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

If any of our institutions lost its eligibility to participate in FDL and Pell programs and we could not arrange for alternative financing sources for the students attending the campuses in that institution, we would probably have to close those campuses, which would have a material adverse effect on our financial condition, results of operations and cash flows. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business.

If the ED’s new gainful employment regulations withstand legal challenges in court, and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs.

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

The aDTE rate is calculated by comparing (i) the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program and (ii) the higher of the mean or median of those graduates’ annual earnings approximately two to four years after they graduate, to arrive at a percentage rate. The dDTI rate is calculated by comparing (i) the annual loan payment required on the median student loan debt incurred by students receiving Title IV Program funds who completed a particular program and (ii) the higher of the mean or median of those graduates’ discretionary income approximately two to four years after they graduate to arrive at a percentage rate. The ED receives the earnings data used to calculate the aDTE and dDTI rates from the Social Security Administration (“SSA”). Institutions do not have access to the SSA earnings information.

A program must achieve an aDTE rate at or below 8%, or a dDTI rate at or below 20%, to be considered “passing.” A program that does not have a passing rate under either the aDTE or dDTI rates, but has an aDTE rate greater than 8% but less than or equal to 12%, or a dDTI rate greater than 20% but less than or equal to 30%, is considered “in the zone.” A program with an aDTE rate greater than 12% and a dDTI rate greater than 30%, is considered “failing.” A program will cease to be eligible for students to receive Title IV Program funds, if its aDTE rate and dDTI rate are failing in two out of any three consecutive award years or both of those rates are either failing or in the zone for four consecutive award years for which the ED calculates D/E Rates. An award year under the Title IV Programs begins on July 1st and ends on June 30th of the immediately succeeding calendar year.

If a program could become ineligible for students to use Title IV Program funds based on its D/E Rates for the next award year, which could occur based on the program’s D/E Rates for a single year, the institution must:

•	deliver a warning to current and prospective students in that program at the prescribed time and by a prescribed method which, among other things, states that students may not be able to use Title IV Program funds to attend or continue to attend the program (“Warning”); and

•	not enroll, register or enter into a financial commitment with a prospective student in the program, until three business days after (a) a Warning is provided to the prospective student or (b) a subsequent Warning is provided to the prospective student, if more than 30 days have passed since the initial Warning was first provided to the prospective student.

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

If a program becomes ineligible for students to use Title IV Program funds, or if the institution chooses to discontinue a program after it receives D/E Rates that are failing or in the zone for a single award year, the institution cannot seek to reestablish the eligibility of that program, or establish the eligibility of a similar program, based on having a classification of instructional program (“CIP”) code that has the same first four digits as the CIP code of the ineligible program, until three years following the date on which the program became ineligible or was discontinued.

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

In November 2014, two organizations of schools filed separate lawsuits against the ED in federal courts seeking to have the New GE Rule invalidated. One lawsuit was filed by the Association of Private Sector Colleges and Universities, which represents more than 1,400 for-profit institutions nationwide, and the other lawsuit was filed by the Association of Proprietary Colleges, which represents more than 20 for-profit colleges in the state of New York. The lawsuits allege, among other things, that the New GE Rule exceeds the ED’s statutory authority, violates institutions’ constitutional rights, and is arbitrary and capricious. We cannot predict when or how the courts will rule on these lawsuits.

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

The ED assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The ED then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution (the “Composite Score”). The Composite Score must be at least 1.5 for the institution to be deemed financially responsible by the ED without the need for further oversight. Our institutions’ Composite Score, based on our fiscal year consolidated financial statements at the parent company level, was 1.8 in 2012. In calculating our institutions’ 2013 Composite Score, we believe that an exclusion for the effect of a change in accounting estimate related to the CUSO RSA should be available under the ED’s regulations, which would cause our 2013 Composite Score to be higher than if that exclusion was not permitted.

On January 28, 2015, we received a letter from the ED stating that it does not agree with our position, resulting in a determination by the ED that our institutions’ 2013 Composite Score was 0.9. As a result of this determination, the ED indicated that our institutions failed to comply with the ED’s financial responsibility standards. Due to our failure to submit our 2013 audited consolidated financial statements and compliance audits to the ED by the ED’s June 30, 2014 deadline, the ED had previously determined that we failed to comply with the ED’s financial responsibility standards for that reason and imposed penalties on us including being placed on provisional certification, having to request Title IV funds from the ED under the Heightened Cash Monitoring 1 method of payment, and requiring us to post a letter of credit with the ED in the amount of $79.7 million. We are already subject to the same sanctions and penalties that the ED normally imposes on institutions that fail to have a Composite Score of at least 1.5, and the ED’s determination that our institutions have a 2013 Composite Score of 0.9 did not result in additional sanctions or penalties from the ED against us or our institutions, but we cannot assure you that the ED will not impose additional sanctions or penalties. Based on our fiscal year consolidated financial statements at the parent company level, our institutions’ Composite Score was above 1.5 in 2014.

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

        The letter of credit that the ED has already required us to post might be accepted to satisfy any additional letter of credit requirement, but there can be no assurance that the ED would not require us to increase the amount of any then-existing letter of credit based on our institutions’ 2013 Composite Scores. Any significant delay in our institutions’ receipt of Title IV Program funds due to the penalties that the ED has imposed on us could adversely affect our financial condition, results of operations, liquidity and cash flows, could cause us to be in default of the Financing Agreement and could negatively impact our ability to satisfy our payment obligations under contractual arrangements, including the RSAs and the Financing Agreement. Depending on the length of the delay, we cannot assure you that we would be able to continue to operate our business in such an event. If the ED requires us to increase the amount of our letter of credit payable to the ED, we cannot assure you that we would be able do so, or that we would be able to provide the cash collateral necessary to maintain any letter of credit.

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

•	the PEAKS Consolidation;

•	our institutions’ failure to submit their 2013 audited consolidated financial statements to the SAs by the applicable due dates; and/or

•	other factors.

As a result of these violations, our:

•	Florida SA:

•	changed the authorization to operate for each of our 13 campuses in Florida from an annual license to a provisional license, through July 31, 2015;

•	told us that it would conduct an on-site visit of each of our Florida campuses to determine the campus’ compliance with our Florida SA’s regulations;

•	told us that it would require each of our Florida campuses to correct any deficiencies noted during our Florida SA’s on-site visit of the campus;

•	required us to submit to our Florida SA any correspondence that we or any of our institutions have with the ED or the AC of our Florida campuses, within 15 days of the submission or receipt of that correspondence;

•	required each of our Florida campuses to submit a train-out plan to our Florida SA on or before September 4, 2014; and

•	required us to report to our Florida SA, at its September 2014 meeting, on the stability of our Florida campuses and any changes that may further affect our stability or operations;

•	Pennsylvania SA could:

•	place each of our seven campuses in Pennsylvania on quarterly financial reporting;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a teach-out plan with respect to all of the campus’ programs;

•	require each of our Pennsylvania campuses to submit to our Pennsylvania SA a business plan with respect to the campus’ operations;

•	raise the required amount of the surety bond that each of our Pennsylvania campuses are required to post for the benefit of our Pennsylvania SA; and/or

•	suspend or revoke each of our Pennsylvania campuses’ authorization to operate as an educational institution in Pennsylvania;

•	Tennessee SA could:

•	assess monetary fines against each of our five campuses in Tennessee;

•	require each of our Tennessee campuses to submit to our Tennessee SA an audit of the campus’ financial stability that is conducted in accordance with generally accepted auditing standards in the United States;

•	revoke or change each of our Tennessee campuses’ authorization to operate as an educational institution in Tennessee; and/or

•	suspend or terminate all or any portion of our Tennessee campuses’ operations in Tennessee, including, without limitation, new student enrollment, advertising and/or teaching specific programs;

•	Texas SA could:

•	assess an administrative penalty;

•	revoke our Texas campuses’ certificates of approval;

•	place conditions on our Texas campuses’ certificates of approval;

•	suspend the admission of students to our Texas campuses or programs;

•	deny program approvals for our Texas campuses;

•	deny, suspend or revoke the registration of our Texas campuses’ representatives;

•	apply for an injunction against our Texas campuses;

•	ask the attorney general to collect a civil penalty for violation of state law or regulations; and/or

•	order a peer review of our Texas campuses; and

•	West Virginia SA could:

•	raise the amount of the surety bond that our one campus in West Virginia needs is required to post for the benefit of our West Virginia SA;

•	call the surety bond that our West Virginia campus posted for the benefit of our West Virginia SA;

•	suspend, withdraw or revoke our West Virginia campus’ authorization to operate or solicit students in West Virginia;

•	change our West Virginia campus’ authorization to operate in West Virginia to a probationary authorization;

•	require our West Virginia campus to refund its students’ tuition and fees; and/or

•	take any other action against our West Virginia campus that our West Virginia SA deems appropriate.

If some or all of the sanctions described above were imposed on many of the affected campuses, those sanctions would have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For the vast majority of our campuses, a period of enrollment is generally an academic quarter. The institution must calculate and return to the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. As of December 31, 2014, no audit or program review had found that any of our institutions violated the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations. Further, we cannot assure you that our institutions would be able to submit a letter of credit payable to the ED in the amount required by the ED, or that we would be able to provide the cash collateral required to maintain any letter of credit.

The standards of most of the SAs and the ACs limit a student’s obligation to an institution for tuition and fees, if a student withdraws from the institution (the “Refund Policies”). The specific standards vary among the SAs. Depending on when, during an academic term, a student withdraws and the applicable Refund Policies, in many instances the student remains obligated to the institution for some or all of the student’s education costs that were paid by the Title IV Program funds returned under the Return Policy. In these instances, many withdrawing students are unable to pay all of their education costs, unless the students have access to other sources of financial aid. Our experience has been that many of our affected students do not have access to other sources of financial aid and that we have been unable to collect a significant portion of many withdrawing students’ education costs that would have been paid by Title IV Program funds that were returned, which, in the aggregate, have had and may continue to have a material adverse effect on our results of operations and cash flows.

One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high. Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution may be sanctioned if, on a cash accounting basis, the institution derives more than 90% of its applicable revenue in a fiscal year from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, the ED would place that institution on provisional certification status for the institution’s following two fiscal years, unless the institution’s participation in Title IV Programs ends sooner. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. Furthermore, if one of our institutions exceeded the 90% threshold for two consecutive fiscal years and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED can require the institution to repay, with limited exceptions, all Title IV Program funds disbursed by the institution after the effective date of the loss of eligibility.

For our 2014 fiscal year, none of our institutions derived more than approximately 81% of its applicable revenue on a cash accounting basis from Title IV Programs under the 90/10 Rule calculation. Any changes in federal law that increase Title IV Program grant or loan limits, or that count funds other than Title IV Program funds toward the 90% limit, may result in an increase in the percentage of revenue that we indirectly derive from Title IV Programs, which could make it more difficult for us to satisfy the 90/10 Rule.

A significant portion of the veterans’ educational benefits that our students receive from the VA and state agencies administering those funds is included in our non-Title IV revenue for purposes of the 90/10 Rule. If a portion of our veteran students’ educational benefits that are included in our non-Title IV revenue for purposes of the 90/10 Rule is no longer available, the percentage of our revenue from Title IV sources could increase, and if a material amount of such VA funding is no longer available, the percentage of our revenue from Title IV sources could materially increase, which could make it more difficult for us to satisfy the 90/10 Rule. See “—Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business.”

We regularly monitor compliance with the 90/10 Rule to minimize the risk that any of our institutions would derive more than the maximum allowable percentage of its applicable revenue from Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold, we would consider making changes in student financing to comply with the 90/10 Rule, but we cannot assure you that we would be able to do this in a timely manner or at all. If any of our institutions lost its eligibility to participate in Title IV Programs and we could not arrange for alternative financing sources for the students attending the campuses in that institution, we would probably have to close those campuses, which could have a material adverse effect on our financial condition, results of operations and cash flows. If all or substantially all of our campuses lost their eligibility to participate in Title IV Programs, we likely would not be able to continue to operate our business.

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

If the ED determines that an institution is not capable of adequately administering its participation in any of the Title IV Programs, the ED could, among other things:

•	impose monetary fines or penalties on the institution;

•	require the institution to repay funds received under Title IV Programs;

•	transfer the institution from the advance method of payment of Title IV Program funds to the heightened cash monitoring or reimbursement system of payment; or

•	limit or terminate the institution’s eligibility to participate in Title IV Programs.

Any of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. Further, the ED can disapprove new educational program applications for administrative capability reasons. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues.

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

We are subject to sanctions, if we pay impermissible commissions, bonuses or other incentive payments to individuals or entities involved in certain recruiting, admission or financial aid activities. The ED’s regulations prohibit an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds (the “Incentive Compensation Prohibition”). We believe that the Incentive Compensation Prohibition:

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

We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization. Our expansion plans assume that we will be able to continue to obtain the necessary authorization from the ED, ACs and SAs to establish new campuses and expand or revise program offerings in a timely manner. If we are unable to obtain the required authorizations from the ED, ACs or SAs for any new campuses or any new or revised program offerings, or to obtain such authorizations in a timely manner, our ability to operate the new campuses or offer new or revised programs as planned would be impaired, which could have a material adverse effect on our expansion plans.

The process of obtaining any required SA and AC authorizations can also delay our operating new campuses or offering new programs. The status of our institutions and the state laws and regulations in effect in the states where we are located or anticipate establishing a new location or the ACs standards may limit our ability to establish new campuses and expand the programs offered at a campus, which could have a material adverse effect on our expansion plans.

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

Due to our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by June 30, 2014, all of our institutions are provisionally certified to participate in Title IV Programs. See “—Our institutions’ failure to submit their 2013 audited consolidated financial statements and Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to post a letter of credit, being placed on heightened cash monitoring and being provisionally certified.” Any institution provisionally certified by the ED must apply for and receive approval by the ED for any substantial change before the institution can award, disburse or distribute Title IV Program funds based on the substantial change. Substantial changes generally include, but are not limited to:

•	the establishment of an additional location;

•	an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report with the ED;

•	an addition of any non-degree program or short-term training program; or

•	an addition of a degree program by a proprietary institution.

In December 2014, the ED informed us that it had disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews. The ED also told us that we could reapply for these programs when we demonstrated improved performance in those areas. Although we believe that we have made improvements in the areas identified by the ED and we intend to reapply to the ED for approval to offer these programs in the future, we cannot assure you that the ED will approve that re-application or that the ED will permit us to apply for a third time if the re-application is not approved. In addition, in March 2015, the ED approved six and disapproved two new degree programs that we had applied to offer at Daniel Webster College. The basis for disapproval was due to administrative capability issues reported in recent compliance audits and ED program reviews.

See “Business – Highly Regulated Industry,” for a further discussion of the ED’s provisional certification of an institution to participate in Title IV Programs. See also “—If the ED’s new gainful employment regulations withstand legal challenges in court, and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs,” regarding additional program approval requirements that are contained in the New GE Rule.

Failure by any of our campuses or program offerings to satisfy the ACICS compliance standards with respect to Student Retention Rates, Graduate Placement Rates or Licensure Examination Pass Rates could cause us to close those campuses and reduce the offerings of those programs. Under the standards of the ACICS, if the Student Retention Rate or Graduate Placement Rate:

•	of a campus falls below the ACICS benchmark standards, the campus is required to develop and implement a campus improvement plan and periodically report its results to the ACICS;

•	of a campus falls below the ACICS compliance standards, the campus is required to develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw the campus’ inclusion in the institution’s grant of accreditation;

•	of a program offering at a campus falls below the ACICS benchmark standards, the campus is required to develop and implement a program improvement plan for that program offering; or

•	of a program offering at a campus falls below the ACICS compliance standards, the program offering is required to develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

The ACICS has also implemented standards related to Licensure Examination Pass Rates that apply to programs of study that have graduates who, if they seek employment, are required to have a certificate, licensure or registration based on an industry-sponsored examination in the applicable field. Under the ACICS standards, if the Licensure Examination Pass Rate:

•	of a program offering at a campus falls below the ACICS benchmark standards, the campus is required to develop and implement a program improvement plan for that program offering; or

•	of a program offering at a campus falls below the ACICS compliance standards, the program offering is required to develop and implement a campus improvement plan and come into compliance within a specified time period, or the ACICS may withdraw its authorization of that program offering.

A campus that falls below the ACICS benchmark standards is not required to obtain permission from the ACICS prior to applying to add a new program offering, but a campus that falls below the ACICS compliance standards is required to obtain permission from the ACICS prior to applying to add a new program offering. See “Business —Highly Regulated Industry – Regulation by Accrediting Commissions” for a description of ACICS’ review of and actions related to our campuses and programs.

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

The failure of our programs of study offered in any state to qualify as credit hour programs, as opposed to clock hour programs, under the ED’s regulations would likely result in our students, who attend those programs, receiving less funds from Title IV Programs, may result in fewer students attending those programs and could result in financial penalties. The ED’s regulations related to determining when a program of study is required to measure student progress in clock hours, as opposed to credit hours, are complex. Students attending credit hour programs of study that are required to be measured in clock hours for Title IV purposes may likely receive less funds from Title IV Programs to pay their cost of education with respect to those programs of study. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price. If we were to erroneously determine that a program of study is not required to measure student progress in clock hours, we would likely be liable for repayment of a portion of the Title IV Program funds provided to students in that program of study based on the difference between the amount of funds those students received and the amount they were eligible to receive.

Government and regulatory agencies and third parties have brought, and may bring additional, investigations, claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, receive other sanctions and expend significant resources to defend those claims or actions. We are subject to investigations and claims of non-compliance with regulatory standards and other actions brought by regulatory agencies, students, shareholders and other parties. Some of the more significant pending investigations, claims and actions are described below. If the results of any investigations, claims and/or actions are unfavorable to us, we may be required to pay money damages or be subject to fines, penalties, injunctions, operational limitations, loss of eligibility to participate in federal or state financial aid programs, debarments, additional oversight and reporting, or other civil and criminal sanctions. Those sanctions could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we have incurred, and expect to continue to incur, significant legal and other expenses in connection with investigations, claims and actions, which could have a material adverse effect on our financial condition, results of operations and cash flows. Investigations, claims and actions have caused and will continue to cause a substantial diversion of our management’s attention and resources from our ongoing business operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse publicity regarding any investigations, claims and/or actions could also negatively affect our business and the market price of our common stock. Further, the fact that investigations, claims and actions are pending against us has resulted in, and could in the future result in, increased scrutiny, the withholding of authorizations and/or the imposition of other sanctions by SAs, the ACs and other regulatory agencies governing us. See “Business – Highly Regulated Industry.”

See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, and the discussions under the sub-headings “Government Investigations” and “Litigation,” for information regarding certain lawsuits and investigations affecting us.

Investigations, claims and actions against companies in our industry could adversely affect our business and stock price. The operations of a number of other companies in the postsecondary education industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice, SEC, ED, CFPB, Government Accountability Office, Department of Veterans Affairs, Federal Trade Commission, Department of Defense, state education and professional licensing authorities, states’ attorney general offices or other state agencies. These investigations and actions have alleged, among other things, deceptive trade practices and noncompliance with applicable laws and regulations. These allegations have attracted adverse media coverage that may negatively affect public perceptions of proprietary education institutions, including the ITT Technical Institutes and Daniel Webster College. Adverse media coverage regarding other companies in the proprietary education sector or regarding us directly could damage our reputation, could result in lower enrollments, revenue and profit, and could have a negative impact on our stock price. These allegations, reviews, investigations and enforcement actions and the accompanying adverse publicity could also result in increased scrutiny of, and have a negative impact on, us and our industry.

Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business. Effective May 11, 2015, CSAAVE, a division of the California Department of Veterans Affairs, gave notice to all of our campuses in California, suspending the approval of their courses for receipt of veterans’ educational program benefits under the GI Bill Programs. The basis for the suspension was CSAAVE’s determination that the campuses did not fully comply with the financial stability standards for accreditation published by the ACICS. The notice of suspension precludes our California campuses from future enrollment or re-enrollment of veterans or their dependents intending to utilize the GI Bill Programs’ education benefits to pay in whole or in part for their enrollment in the campus. We have been in contact with CSAAVE, which requested that we submit additional financial information, including a statement of determination from the ACICS that all of our California campuses fully comply with the ACICS financial stability standards and requirements for accreditation. We have submitted the requested information to CSAAVE. If CSAAVE does not lift the suspension order, CSAAVE says that the approval of our California campuses to train veterans will be withdrawn no later than July 13, 2015. If the suspension order is not lifted on a timely basis or if the approval to train veterans is withdrawn, our enrollments, results of operations and financial condition could be materially and adversely affected.

Effective May 18, 2015, NYSAA, a division of the New York Department of Veterans Affairs, gave notice to all of our campuses in the New York, suspending the approval of their courses for receipt of veterans’ educational program benefits under the GI Bill Programs. The basis for the suspension was NYSAA’s determination that the campuses did not fully comply with the financial stability standards for accreditation published by the ACICS. The notice of suspension precludes our New York campuses from future enrollment of veterans or their dependents intending to utilize the GI Bill Programs’ education benefits to pay in whole or in part for their enrollment in the campus. The notice of suspension specifically allows certification of benefits for re-enrollments. NYSAA has directed that we submit, among other things, evidence of current financial stability, consistent with the ACICS standards, as well as documentation that the campuses in New York were not participating in practices claimed by the CFPB. We have submitted the requested information to NYSAA. If NYSAA does not lift the suspension order, NYSAA says that the approval of our New York campuses to train veterans will be withdrawn no later than July 17, 2015. If the suspension order is not lifted on a timely basis or if the approval to train veterans is withdrawn, our enrollments, results of operations and financial condition could be materially and adversely affected.

Our campuses in 36 states in addition to New York and California are approved to receive veterans’ educational program benefits under the GI Bill Programs. Based on the recent actions by the state approving agencies in California and New York, we believe that state approving agencies in other states may take similar actions to suspend the approval of our courses in the campuses of those states for receipt of veterans’ educational program benefits under the GI Bill Programs and require the submission of additional information and reports. Any of these actions by any state approving agency could materially and adversely affect our enrollments, results of operations and financial condition. If a material amount of the veterans’ educational benefits funding that our students have historically received that is included in our non-Title IV revenue for purposes of the 90/10 Rule is no longer available, the percentage of our revenue from Title IV sources could materially increase, which could make it more difficult for us to satisfy the 90/10 Rule. See “—One or more of our institutions may lose its eligibility to participate in Title IV Programs, if the percentage of its revenue derived from those programs is too high.”

Changes in the amount or availability of veterans’ educational benefits or Department of Defense tuition assistance programs could materially and adversely affect our business. Certain members of Congress and the Obama Administration have increased their focus on Department of Defense tuition assistance and veterans educational benefits that are used for programs of study offered at proprietary education institutions, particularly distance education programs of study. EO 13607 requires an institution to agree to comply with the principles of excellence described in the EO in order for the institution to participate in the Department of Defense tuition assistance and veterans’ education benefits programs, including the Post-9/11 GI Bill and the Tuition Assistance Program for active duty service members. Among other things, the principles of excellence include a requirement that institutions implement an institutional refund policy for veterans and service members that is aligned with the return of unearned student aid rules applicable to Title IV Programs when students withdraw prior to completing their programs. In addition, federal legislation has been introduced that would revise the 90/10 Rule to count Department of Defense tuition assistance and veterans’ educational benefits toward the 90% limit. To the extent that any laws, regulations or other requirements are adopted that limit or condition the amount of educational benefits that veterans and active duty service members can use toward their costs of education at proprietary education institutions or in distance education programs, or that limit or condition the participation of proprietary education institutions or distance education programs in veteran or military tuition assistance programs or in Title IV Programs with respect to veteran or military tuition assistance programs, our enrollments, results of operations and financial condition could be materially and adversely affected.

If the graduates of some of our programs are unable to obtain licensure in their chosen professional fields of study, the enrollment in and the revenue derived from those programs could decrease and claims could be made against us that could be costly to defend. Graduates of certain of our programs of study offered through our Breckinridge School of Nursing and Health Sciences seek professional licensure in their chosen field following graduation. Their success in obtaining licensure depends on several factors, including:

•	the merits of the individual student;

•	whether the campus and the program were authorized by the appropriate SAs and/or approved by an accrediting commission and/or professional association; and

•	whether we complied with the requirements of those SAs, the accrediting commission or the professional association.

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

Laws and regulations relating to marketing practices could limit our marketing activities or cause us to discontinue the marketing activities that we currently use or plan to use, and failure to comply with such laws and regulations could result in statutory damages or lawsuits against us. We rely on a variety of direct-to-consumer marketing techniques, including telemarketing, email marketing and postal mailings, and we are subject to various laws and regulations which govern marketing and advertising practices. For example, the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act of 2003 and various other federal and state laws and regulations impose requirements on the manner and extent to which we can market our programs to prospective students. A recent amendment to the Telephone Consumer Protection Act requires, among other things, that we receive prior express written consent from consumers in order to place telemarketing calls to wireless phones using certain technology. Efforts to comply with the new regulations may negatively affect our ability to contact prospective students and, therefore, our revenue and profitability. Newly-adopted or amended laws and regulations relating to telemarketing, and increased enforcement of such laws and regulations by governmental agencies or by private litigants, could adversely affect our business, operating results and financial condition. Our failure to comply with laws and regulations applicable to our marketing activities could also result in statutory damages and class action lawsuits or other lawsuits against us.

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

Risks Related to Our Business

Our guarantee obligations under the private education loan programs have had, and could continue to have, a material adverse effect on us, our consolidated financial statements and our compliance with covenants and metrics to which we are subject. We have entered into risk sharing and guarantee agreements with entities related to private education loans provided to our students to help pay the students’ cost of education that student financial aid from federal, state and other sources does not cover. Our obligations under the PEAKS Guarantee will remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Our obligations under the CUSO RSA will remain in effect, until all private education loans made under the CUSO Program are paid in full. See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for information regarding the guarantee payments, the payments on behalf of borrowers and the payments that we made related to the RSAs in 2014.

The repayment performance of the private education loans under the RSAs has been significantly worse, and the charge-off rate on those loans has been significantly higher, than we originally projected when we entered into the RSAs and our subsequent projections. Further, under the PEAKS Guarantee, due to the PEAKS Consolidation and other factors, we were not in compliance with certain financial metrics under the PEAKS Program, which resulted in an increase in the required minimum Asset/Liability Ratio and a requirement that we make higher payments under the PEAKS Guarantee. As a result of the higher charge-off rates of the private education loans made under both the CUSO Program and PEAKS Program and the increased Asset/Liability Ratio, we have made payments related to the RSAs that have been significantly higher than we initially anticipated, and we currently estimate that we will be required to make payments in material amounts under the RSAs in 2015 and future years. See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for the amount of payments that we currently estimate we will be required to make through the remaining terms of the RSAs.

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

We have offset approximately $8.5 million against amounts owed to us by the CUSO under a revolving note owed to us by the CUSO (the “Revolving Note”), instead of making additional payments under the CUSO RSA in that amount. We understand the CUSO’s position to be that the offset was improper and, as a result, we are in default under the CUSO RSA. In the event of a default by us under the CUSO RSA related to the offset, we may be required to pay to the CUSO approximately $9.2 million, net of approximately $1.0 million of recoveries from charged-off loans that are owed, but have not been paid, to us. If the CUSO instead were to withdraw cash collateral in that amount from the restricted bank account maintained to hold collateral to secure our obligations under the CUSO RSA, we would be required to deposit that amount of cash in the account to maintain the required level of collateral under the CUSO RSA.

In addition, as a result of the Consolidations, the liabilities of the PEAKS Trust and the CUSO are recorded on our consolidated balance sheet. See “—As a result of the PEAKS Consolidation, our consolidated financial statements are materially different from those that we previously issued, which could have negative implications for our Financing Agreement and guarantee obligations and regulatory compliance” and “—The CUSO Consolidation could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject.”

Even if the charge-off rates of the private education loans made under the CUSO Program and PEAKS Program remain at levels similar to the charge-off rates that we are currently utilizing in our estimates of future payment amounts under the RSAs, those payment amounts could have a material adverse effect on our liquidity, cash flows and financial position, and could cause us to violate the requirements of the ED, SAs and the ACs and/or our compliance with the covenants under the Financing Agreement.

Our estimates of the future payment amounts under the CUSO RSA and the timing of those payments, assume, among other factors, that we make Discharge Payments (as defined below) to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, due to an inability to make payments in those amounts or for any other reason, we estimate that we will have to pay significantly larger amounts under the CUSO RSA over the remaining term of that agreement.

Our estimates of the future charge-off rates of the private education loans made under the CUSO Program and PEAKS Program and of other factors that we utilize in our projections are based on numerous assumptions which may not prove to be correct and involve a number of risks and uncertainties. We would be required to pay additional material amounts under the RSAs and we could be required to make payments under the RSAs earlier than currently projected in the event that:

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

If we fail to effectively identify, establish and operate new campuses, our growth may be slowed. Part of our business strategy includes operating new campuses at locations throughout the United States. Establishing new campuses poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources that are different, and in some cases greater, than those required with respect to the operation of existing campuses. To operate a new campus, we would be required to obtain the appropriate authorizations from the applicable SAs and ACs, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible to participate in Title IV Programs, a new campus must be certified by the ED, either before or after it starts disbursing Title IV

Program funds to its students. See “—We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization.” We cannot be sure that we will be able to identify suitable expansion opportunities or that we will be able to successfully integrate or profitably operate any new campuses. Any failure by us to effectively identify, establish and manage the operations of newly established campuses could slow our growth, make any newly established campuses more costly to operate than we had planned and have a material adverse effect on our expansion plans and results of operations.

Our success depends, in part, on our ability to effectively identify, develop, obtain approval to offer and teach new programs at different levels in a cost-effective and timely manner. Part of our business strategy also includes increasing the number, levels, lengths and disciplines of programs offered at our campuses. Developing and offering new programs pose challenges and require us to make investments in research and development, management and capital expenditures, to incur marketing and advertising expenses and to devote other resources that are in addition to, and in some cases greater than, those associated with our current program offerings. In order to offer new programs at different levels at our campuses, we may be required to obtain the appropriate authorizations from the ED, SAs, ACs and, in certain circumstances, specialized programmatic accrediting commissions, which may be conditioned or delayed in a manner that could affect the programs offered at our campuses. We cannot be sure that we will be able to identify new programs, that we will be able to obtain the requisite authorizations to offer new programs at different levels at our campuses or that students will enroll in any new programs that we offer at our campuses. Any failure by us to effectively identify, develop, obtain authorization to offer and teach new programs at our campuses could have a material adverse effect on our expansion plans and results of operations. See “Business – Business Strategy – Enhance Results at Each Institution,” “—If the ED’s new gainful employment regulations withstand legal challenges in court, and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs”, “—We cannot operate new campuses or offer new programs, if they are not timely authorized by our regulators, and we may have to repay Title IV Program funds disbursed to students enrolled at any of those locations or in any of those programs, if we do not obtain prior authorization” and “—Failure by any of our campuses or program offerings to satisfy the ACICS compliance standards with respect to Student Retention Rates, Graduate Placement Rates or Licensure Examination Pass Rates could cause us to close those campuses and reduce the offerings of those programs.”

Our success depends, in part, on our ability to keep pace with changing market needs and technology. Increasingly, prospective employers of our graduates demand that their entry-level employees possess appropriate technical skills and also appropriate soft skills, such as communication, critical thinking and teamwork skills. The skills that employees need may evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our programs to evolve in response to those economic and technological changes. Any expansion of our existing programs and the development of new programs may not be accepted by prospective students or the employers of our graduates. Even if we are able to develop acceptable new programs, we may not be able to begin offering those new programs as quickly as required by the employers we serve or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, technological changes or other factors, our ability to attract and retain students could be impaired and the rates at which our graduates obtain jobs involving their fields of study could suffer.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our programs among working adults and, to a lesser extent, recent high school graduates. The awareness of our programs among working adults and, to a lesser extent, recent high school graduates is important to the success of our campuses. If we were unable to successfully market or advertise our programs, our ability to attract and enroll prospective students in our programs would be adversely affected and, consequently, our ability to increase revenue or maintain profitability would be impaired. The following are some of the factors that could prevent us from successfully marketing or advertising our programs:

•	adverse publicity regarding us, our competitors or proprietary education generally;

•	student dissatisfaction with our programs and services;

•	employer dissatisfaction with our programs and services;

•	high costs of certain types of advertising media; and

•	our failure to maintain or expand our brands or other factors related to our marketing or advertising practices.

        Increases in institutional scholarships and internal student financing could have a material adverse effect on our cash flows, revenue and student population. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. By June 30, 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has, and will continue to, reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. Therefore, the amounts receivable from students to us, as well as our revenue, decreased in 2014 and, we believe, may continue to decrease in 2015.

The increased amount of internal student financing that we previously provided to our students has exposed us to greater credit risk. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students. Internal student financing typically provides for payment to us by our students by the end of the student’s academic year or enrollment, whichever occurs first, compared to payments from private education loan programs, which we typically received at the beginning of a student’s academic year. This change in the timing of payments had a material adverse effect on our cash flows from operations in 2012 and 2013. In addition, we have the risk of collection with respect to our internal student financing, which caused us to increase our allowance for doubtful accounts in 2013 and 2014 and resulted in an increase in our bad debt expense as a percentage of revenue in 2013 and 2014. We plan to continue to offer the Opportunity Scholarship and other scholarships to eligible students which we believe will continue to reduce the amount of internal student financing that we provide to our students. The increased use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

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

If we are unable to successfully conclude litigation against us, our business, financial condition and results of operations could be materially adversely affected. We are subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, alleged violations of federal and state laws, claims involving students or graduates and routine employment matters. We cannot predict the ultimate outcome of these matters and have incurred, and expect to incur, significant defense costs and other expenses in connection with these matters. Those costs and expenses have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. These matters have and will continue to cause substantial diversion of our management’s attention and resources from our ongoing business operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, or may be required to pay substantial fines or penalties, any of which could have a further material adverse effect on our business, financial condition, results of operations and cash flows. An adverse outcome in any of these matters could also materially and adversely affect our authorizations, licenses, accreditations and eligibility to participate in Title IV programs. See “Legal Proceedings.”

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

The search for, and transition of, a new chief executive officer and a new chief financial officer could adversely affect us, and our inability to attract, hire or retain key personnel could harm our business. Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers. As previously disclosed, on August 4, 2014, in connection with the notification by Kevin M. Modany, our Chief Executive Officer, to our Board of Directors of his intention to resign as our Chief Executive Officer, we entered into a letter agreement with Mr. Modany (the “Modany Letter Agreement”), pursuant to which Mr. Modany agreed to remain our Chief Executive Officer for a period ending on February 4, 2015, which period has been extended to August 31, 2015 (as so extended, the “Applicable Period”), most recently pursuant to a second amendment to the Modany Letter Agreement entered into on May 26, 2015. Also as previously disclosed, on April 27, 2015, Daniel M. Fitzpatrick, our Chief Financial Officer, notified us of his plan to retire, and on April 29, 2015, we entered into a letter agreement with Mr. Fitzpatrick (the “Fitzpatrick Letter Agreement”), pursuant to which he will remain our Chief Financial Officer for a period ending on October 29, 2015, as extended by us for up to four months (as so extended or earlier terminated, the “Transition Period”).

The planned resignations of Messrs. Modany and Fitzpatrick may cause disruption in our business, strategic and employee relationships, which may significantly delay or prevent the achievement of our business objectives, and may cause a loss of key employees or declines in the productivity of existing employees. The search for a permanent Chief Executive Officer and a permanent Chief Financial Officer may take many months or more, further exacerbating these factors. Competition for senior management personnel is intense and we cannot assure you that we will be able to select and employ a new Chief Executive Officer or a new Chief Financial Officer in a timely manner. Identifying and hiring an experienced and qualified Chief Executive Officer and Chief Financial Officer are typically difficult, and may be even more difficult under the circumstances affecting us at this time. Further, we may not be able to effectively compete with compensation packages offered by other companies that are recruiting senior executive officers, due to the limitations imposed on us by the Incentive Compensation Prohibition. We may be unable to attract a suitably qualified individual for either the Chief Executive Officer position or the Chief Financial Officer position, or we may be required to pay increased base salary compensation in order to do so. Any or all of these risks could adversely affect our business, operating results or financial condition.

Our search for a new Chief Executive Officer and a new Chief Financial Officer may also adversely affect our business or impose additional risks, such as the following:

•	disruption of our business or distraction of our employees and management;

•	difficulty recruiting, hiring, motivating and retaining other talented and skilled personnel;

•	increased stock price volatility; and

•	difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions.

We cannot assure you that the transition to a new Chief Executive Officer or a new Chief Financial Officer will be smooth or successful. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in other key officers and employees. Changes to strategic or operating goals with the appointment of new executives may, themselves, prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of the company’s operations and may result in cultural differences and friction due to changes in strategy and style. During the transition periods, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any disruption or uncertainty could have a material adverse effect on our results of operations and financial condition and the market price of our common stock.

During our search for, and transition to, a new Chief Executive Officer and a new Chief Financial Officer, it is important that we retain key personnel. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer or Chief Financial Officer positions, our business, results of operations and stock price could be adversely affected.

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

Recent and ongoing adverse matters affecting us and our industry, including, without limitation, investigations, claims and lawsuits, and the negative publicity associated with those matters, may make it significantly more difficult for us to attract, motivate and retain employees at all levels of our organization. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees, including a new Chief Executive Officer or a new Chief Financial Officer. Our key executives may be more inclined to leave us, because the exercise prices of their stock options are significantly below the market price of our common stock or the perceived value of their restricted stock units continues to decline.

Competition could decrease our market share or force us to increase spending. The postsecondary education market in the United States is highly fragmented and competitive, with no single private or public institution enjoying a significant market share. Our campuses compete for students with degree- and non-degree-granting institutions, which include public and private nonprofit colleges and proprietary institutions, as well as with alternatives to higher education, such as military service or immediate employment. Certain public and private colleges offer programs similar to those offered by our campuses at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those of our campuses. Certain of our competitors in both the public and private sectors have greater financial and other resources than we do. In addition, recent and ongoing adverse matters affecting us and our industry, including, without limitation, investigations, claims and lawsuits, have resulted in negative publicity related to us and our industry. All of these factors could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively.

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

A breach of the physical security at any of our locations could harm our business. There have been a number of shooting and other incidents involving violence at post-secondary and other school locations over the last several years. An incident involving violence resulting from a breach of the physical security or otherwise at any of our locations and/or harm to any of our students or employees could expose us to adverse publicity, as well as significant litigation and claims from third parties, which could have a material adverse effect on our reputation, business, prospects, results of operations, financial condition or cash flows.

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

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate and decline substantially in the future. The trading price of our common stock has fluctuated and declined, and may continue to fluctuate and decline, substantially as a result of a number of factors, some of which are not within our control. Those factors include, among others:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarterly variations in our operating results;

•	changes in federal and state laws and regulations and accreditation standards, or changes in the way that laws, regulations and accreditation standards are interpreted and applied;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;

•	the effects of financial reporting matters, such as material weaknesses in internal control over financial reporting, restatements and the Consolidations;

•	actions by the NYSE, or uncertainty related to possible actions by the NYSE, related to the continued listing of our common stock;

•	negative media reports with respect to us and/or our industry;

•	changes in our own forecasts or earnings estimates by analysts;

•	price and volume fluctuations in the overall stock market, which have affected the market prices of many companies in the proprietary, postsecondary education industry in recent periods;

•	the amount and availability of financing and grant programs for our students;

•	the short interest in our stock at any point in time;

•	the loss of key personnel; and

•	general economic conditions.

Those factors could adversely affect the trading price of our common stock and could prevent an investor from selling shares of our common stock at or above the price at which those shares were purchased.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2014, we:

•	leased 114 facilities used by our campuses;

•	owned 42 facilities used by our campuses;

•	leased one facility that is intended to be used by a new campus in the future; and

•	leased nine facilities that are not expected to be used as a campus or learning site, four of which have leases that expire in 2015.

Thirteen of the owned facilities and three of the leased facilities are used by DWC. We also own our headquarters building in Carmel, Indiana, which represents approximately 43,000 square feet of office space. Our facilities are located in 39 states.

Our obligations under the Financing Agreement are secured by mortgages on 31 separate properties owned by us and DWC, including all of the improvements thereto and fixtures thereon. These properties consist of all of the real property owned by us and DWC. See Note 12 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Financing Agreement.

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

We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, employee-related matters and taxes, among others. We cannot assure you of the ultimate outcome of any litigation or investigations involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny.

See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, and the discussions under the sub-headings “Litigation” and “Government Investigations,” for information regarding certain lawsuits and investigations affecting us.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the “ESI” trading symbol. The prices set forth below are the high and low sale prices of our common stock on the NYSE during the periods indicated.

	2014		2013
Fiscal Quarter Ended	High	Low	High	Low
March 31	$45.80	$26.73	$19.49	$11.69
June 30	$29.89	$16.20	$28.52	$11.95
September 30	$17.17	$4.07	$31.85	$23.82
December 31	$14.10	$3.66	$42.80	$27.97

There were 82 holders of record of our common stock on May 22, 2015.

We did not pay a cash dividend in 2014 or 2013. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law, as well as the limitations contained in our Financing Agreement. The Financing Agreement generally prohibits us from paying dividends; accordingly, we do not anticipate paying dividends while the Financing Agreement is outstanding. Any decision thereafter to pay dividends will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant.

We did not sell any of our securities during the three months ended December 31, 2014 that were not registered under the Securities Act.

In the three months ended December 31, 2014, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of December 31, 2014. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The performance graph set forth below compares the cumulative total shareholder return on our common stock with the S&P 500 Index, a Peer Issuer Group Index and a former peer issuer index for the period from December 31, 2009 through December 31, 2014. The peer issuer group consists of the following companies selected on the basis of the similar nature of their business: American Public Education, Inc., Apollo Education Group, Inc., Bridgepoint Education, Inc., Capella Education Company, Career Education Corp., Corinthian Colleges, Inc., DeVry Education Group, Inc., Grand Canyon Education, Inc., K12 Inc., Lincoln Educational Services Corporation, Strayer Education, Inc. and Universal Technical Institute, Inc. (the “Peer Issuer Group”). We believe that, including us, the Peer Issuer Group represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education. The Peer Issuer Group differs from the former peer issuer group in that Education Management Corporation was included in the former peer issuer group, but was removed from the Peer Issuer Group due to its common stock being delisted and deregistered in 2014.

Cumulative Total Return

(Based on $100 invested on December 31, 2009 and assumes

the reinvestment of all dividends)

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
ITT Educational Services, Inc.	100.00	66.37	59.29	18.04	34.99	10.01
Peer Issuer Group Index	100.00	78.52	71.54	42.02	58.39	64.48
Former Peer Issuer Group Index	100.00	78.94	77.94	39.55	57.10	57.12
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14

The preceding stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data.

The following selected financial data are qualified by reference to and should be read with our Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial data included elsewhere in this report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion of the selected financial data and the impact of the Consolidations.

	Year Ended December 31,
	2014 (a)	2013 (a)	2012	2011	2010
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$961,783	$1,072,311	$1,286,633	$1,499,977	$1,573,123
Cost of educational services	460,782	486,353	538,350	553,065	537,855
Student services and administrative expenses	389,116	397,541	400,856	414,156	415,189
Goodwill and asset impairment	2,454	0	15,166	0	0
Legal and professional fees related to certain lawsuits, investigations and accounting matters (b)	32,008	6,923	873	0	0
Loss related to loan program guarantees (c)	2,019	90,964	101,025	23,500	5,650
Provision for private education loan losses	14,150	29,349	0	0	0

Total costs and expenses	900,529	1,011,130	1,056,270	990,721	958,694

Operating income	61,254	61,181	230,363	509,256	614,429
Gain (loss) on consolidation of variable interest entities	16,631	(73,248)	0	0	0

Interest income (expense), net	(28,235)	(25,169)	(2,375)	1,077	586
Income (loss) before provision for income taxes	49,650	(37,236)	227,988	510,333	615,015
Provision (benefit) for income taxes	20,397	(10,212)	89,018	201,247	240,314

Net income (loss)	$29,253	$(27,024)	$138,970	$309,086	$374,701

Earnings (loss) per share: (d)
Basic	$1.25	$(1.15)	$5.82	$11.27	$11.30
Diluted	$1.23	$(1.15)	$5.79	$11.18	$11.18

Other Operating Data (e):
Capital expenditures, net (f)	$6,092	$5,147	$18,250	$30,900	$32,989
Number of students at end of period	53,646	57,542	61,059	73,255	84,686
Number of campuses at end of period	144	147	147	141	130
Number of learning sites at end of period	0	2	2	3	4

	As of December 31,
	2014 (a)	2013 (a)	2012	2011	2010
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments	$135,937	$215,771	$243,465	$379,609	$313,194
Total current assets	$291,414	$434,616	$386,580	$456,790	$412,419
Property and equipment, less accumulated depreciation	$157,072	$168,509	$189,890	$201,257	$198,213
Total assets	$749,160	$806,851	$675,204	$729,320	$673,102
Total current liabilities	$322,630	$473,777	$327,023	$345,243	$355,501
Total long-term debt (g)	$125,372	$71,341	$140,000	$150,000	$150,000
CUSO secured borrowing obligation, excluding current portion	$100,194	$0	$0	$0	$0
Total liabilities	$601,155	$691,205	$549,439	$560,215	$546,060
Shareholders’ equity	$148,005	$115,646	$125,765	$169,105	$127,042

(a)	Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. Beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations.
(b)	Legal and professional fees related to certain lawsuits, investigations and accounting matters represent the expenses that we believe are not representative of those normally incurred in the ordinary course of business, including, with respect to accounting matters, accounting for and audit expenses specifically related to the PEAKS Consolidation and the restatement of our 2013 quarterly consolidated financial statements. See Note 8 –Variable Interest Entities of the Notes to Consolidated Financial Statements for a further discussion of the PEAKS Consolidation and Note 15– Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations, lawsuits and investigations.
(c)	Loss related to loan program guarantees represents the additional contingent liability accruals recorded for the RSAs and the 2007 RSA, which includes the accrual that we recorded in 2012 for the settlement related to the 2007 RSA.
(d)	Earnings (loss) per share for all periods have been calculated in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC” or “Codification”) 260, “Earnings Per Share.” Earnings (loss) per share data are based on historical net income and the weighted average number of shares of our common stock outstanding during each period. The number of shares used to calculate basic earnings per share differs from the number of shares used to calculate diluted earnings per share. The number of shares used to calculate basic earnings per share was the weighted average number of common shares outstanding. The number of shares used to calculate diluted earnings per share was the weighted average number of common shares outstanding, plus the average number of shares that could be issued under our stock-based compensation plans and less the number of shares assumed to be purchased with any proceeds received from the exercise of awards under those plans.
(e)	We did not pay any cash dividends in any of the periods presented.

(f)	The amounts included in the line items Capital expenditures, net and Facility expenditures and land purchases reported in our Consolidated Statements of Cash Flows in our Annual Reports on Form 10-K for our fiscal years ended December 31, 2013, 2012, 2011 and 2010, have been combined and are shown as Capital expenditures, net in this table.
(g)	Total long-term debt for the years ended December 31, 2014 and 2013 represent the amounts shown on our Consolidated Balance Sheet under the line items related to long-term debt and the PEAKS Senior Debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

In 2014, a number of events and factors impacted our results of operations, financial position, cash flows and liquidity, the most significant of which included the following:

•	we made payments aggregating $170.3 million related to the PEAKS Program and the CUSO Program;

•	the ED Letter of Credit was issued for our account, and we provided approximately $89.3 million in cash collateral for the ED Letter of Credit and other outstanding letters of credit, which funds are not available for use by us and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon;

•	we borrowed $100.0 million under the new Financing Agreement, and utilized all of the funds from that borrowing to repay outstanding borrowings under the Amended Credit Agreement, to provide a portion of the cash collateral required related to the letters of credit and to pay fees in connection with the Financing Agreement;

•	the amount of institutional scholarships and awards provided to our students increased significantly, and new and total student enrollment in education programs decreased, in each case, compared to the prior year; and

•	the PEAKS Trust was consolidated in our consolidated financial statements for the entire year, and the CUSO was consolidated in our consolidated financial statements beginning on September 30, 2014.

These events and factors are described further in this management’s discussion and analysis of financial condition and results of operations and in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

We continue to have significant cash payment obligations in connection with the PEAKS Program and the CUSO Program. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately:

•	$29.8 million in 2015;

•	$4.3 million in 2016; and

•	$15.3 million in 2020.

Based on various assumptions, including the historical and projected performance and collections of the CUSO Student Loans, the following table sets forth, in the periods indicated, our projections of the estimated amount of Regular Payments and Discharge Payments that we expect to pay (or that we expect will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us) and the estimated amount of recoveries from charged-off loans that we expect to be paid to us by the CUSO (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Year	Estimated Regular Payments	Estimated Discharge Payments		Estimated Total Payments	Estimated Recoveries
	(Dollar amounts in thousands)
2015	$11,723	$2,709	(1)	$14,432	$(1,393)
2016	15,895	0		15,895	(1,479)
2017	17,615	0		17,615	(1,545)
2018 and later	0	78,747		78,747	(1,580)

	$45,233	$81,456		$126,689	$(5,997)

(1)	Represents the Discharge Payment of $2.7 million that we made on March 19, 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA.

We believe that the vast majority of the $78.7 million of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the CUSO RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payment made in March 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $100.3 million of Regular Payments in 2018 through approximately 2026. Of this amount, approximately $18.6 million to $20.0 million would be paid annually in each of 2018 through 2021, and approximately $22.7 million in the aggregate, would be paid in 2022 through 2026.

We also have debt service and principal repayment obligations under the Financing Agreement. We estimate that in 2015, the amount of those cash payment obligations will be approximately $19.3 million. In the event of a default by us under the Financing Agreement, the lenders could declare the full amount of the Term Loans then outstanding to be immediately due and payable in full. Our obligations under the Financing Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including a mortgage on all of our and our subsidiaries’ owned real estate. The covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and/or to make certain payments under the RSAs.

Continued enrollment declines and/or continued increases in use of institutional scholarships and awards would have a negative impact on our revenue, cash flows and financial condition.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties. See Part I, Item 1, “Risk Factors” and Note 16 – Risks and Uncertainties of the Notes to Consolidated Financial Statements for a further discussion of those risks and uncertainties.

Consolidations and Core Operations

Our consolidated financial statements as of and for the fiscal year ended December 31, 2014 include the results of operations, financial condition and cash flows of the CUSO and the PEAKS Trust, two variable interest entities that we were required to consolidate in our consolidated financial statements. Beginning on September 30, 2014, our consolidated financial statements include the CUSO, and beginning on February 28, 2013, our consolidated financial statements include the PEAKS Trust.

We included the CUSO in our consolidated financial statements beginning on September 30, 2014, because we were considered to have the power to direct the activities that most significantly impact the economic performance of the CUSO under ASC 810, “Consolidation” (“ASC 810”), on that date. We determined that the activities that most significantly impact the economic performance of the CUSO involve the servicing (which includes the collection) of the private education loans made under the CUSO Program (the “CUSO Student Loans”). We were considered to have the power to direct the servicing activities of the CUSO Student Loans as a result of our substantive ability to terminate the servicing agreement that governs the servicing activities of the CUSO Student Loans (the “CUSO Servicing Agreement”). Pursuant to the CUSO Servicing Agreement, if the entity that performs the servicing activities on behalf of the CUSO (the “CUSO Program Servicer”) fails to meet certain performance criteria specified in the CUSO Servicing Agreement, and the CUSO Program Servicer does not affect a cure of that failure during a specified cure period, we would have the right to terminate the CUSO Servicing Agreement.

We believe that the CUSO Program Servicer failed to meet the performance criteria specified in the CUSO Servicing Agreement on September 30, 2014, and that it was not reasonably possible that the CUSO Program Servicer would be able to affect a cure during the 90-day cure period. Because we believe that the cure period was not substantive, we were deemed, for accounting purposes, to have the right to terminate the CUSO Servicing Agreement as of September 30, 2014. As a result, we effectively had the power to direct the servicing activities of the CUSO as of September 30, 2014 and, therefore, were required to consolidate the CUSO in our consolidated financial statements as of that date. While our consolidated financial statements for periods after September 30, 2014 reflect the results of operations, financial condition and cash flows of the CUSO, we do not actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full, as discussed further in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

In accordance with ASC 810, we included the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, because we determined that was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust. We determined that the activities that most significantly impact the economic performance of the PEAKS Trust involve the servicing (which includes the collection) of the private education loans made under the PEAKS Program (the “PEAKS Trust Student Loans”) and believe that February 28, 2013 was the first date that we could have exercised our right to terminate the servicing agreement that governs the servicing activities of the PEAKS Trust Student Loans (the “PEAKS Servicing Agreement”) due to the failure of the entity that performs those servicing activities for the PEAKS Trust Student Loans on behalf of the PEAKS Trust to meet certain performance criteria specified in the PEAKS Servicing Agreement.

While our consolidated financial statements for periods after February 28, 2013 reflect the results of operations, financial condition and cash flows of the PEAKS Trust, we do not actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full, as discussed further in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

In periods prior to the respective dates of the Consolidations, we concluded that we were not required to consolidate the CUSO and PEAKS Trust in our consolidated financial statements, because we believed we did not have the power to direct the activities that most significantly impacted the economic performance of the CUSO and the PEAKS Trust and, therefore, we were not the primary beneficiary of the CUSO and the PEAKS Trust. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation and the CUSO Consolidation.

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the CUSO and the PEAKS Trust as of and following the applicable consolidation dates. Certain information is also provided, however, regarding our results of operations, financial condition and cash flows on a basis that excludes the impact of the CUSO and the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our consolidated financial measures determined in accordance with generally accepted accounting principles in the United States (“GAAP”). We believe that the presentation of the Core Operations information assists investors in comparing current period information against prior periods during which the CUSO and the PEAKS Trust were not consolidated. In addition, our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results, financial condition and cash flows;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our core results of operations, financial condition and cash flows.

The following tables set forth selected data from our balance sheets, statements of operations and statements of cash flows as of and for the years ended:

•	December 31, 2014, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the CUSO on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations, and the elimination of transactions between the CUSO and Core Operations, in each case as a result of the applicable Consolidation; and

•	the Core Operations, the CUSO and the PEAKS Trust consolidated in accordance with GAAP; and

•	December 31, 2013, regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the elimination of transactions between the PEAKS Trust and Core Operations, as a result of the PEAKS Consolidation; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP; and

•	December 31, 2012.

The information presented related to 2014 and 2013 also constitutes the reconciliation of our non-GAAP Core Operations, PEAKS Trust and CUSO data to the related GAAP consolidated financial measures. Following the tables, we describe the effect of the PEAKS Consolidation and the CUSO Consolidation, as applicable, on the financial statement information presented, including the components attributable to the Core Operations, the PEAKS Trust and the CUSO. Certain reclassifications have been made to the presentation of the selected data in the following tables for the year ended December 31, 2013 to conform to the current year presentation. For the years ended December 31, 2014 and 2013, all income tax amounts related to the PEAKS Trust and CUSO have been included in Core Operations.

	As of December 31, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$135,937	$0	$0	$0	$135,937
Restricted cash	1,967	1,556	2,517	0	6,040
Accounts receivable, net	46,383	0	0	0	46,383
Private education loans, current portion, less allowance for loan losses of $0	0	7,169	3,415	0	10,584
Deferred income taxes	34,547	0	0	0	34,547
Prepaid expenses and other current assets	61,096	0	0	(3,173)	57,923

Total current assets	279,930	8,725	5,932	(3,173)	291,414

Property and equipment, net	157,072	0	0	0	157,072
Private education loans, excluding current portion, less allowance for loan losses of $44,392	0	59,902	20,390	0	80,292
Deferred income taxes	68,041	0	0	0	68,041
Collateral deposits	97,932	0	0	0	97,932
Other assets	54,125	0	284	0	54,409

Total assets	$657,100	$68,627	$26,606	$(3,173)	$749,160

Current portion of long-term debt	$9,635	$0	$0	$0	$9,635
Current portion of PEAKS Trust senior debt	0	37,545	0	0	37,545
Current portion of CUSO secured borrowing obligation	0	0	20,813	0	20,813
Accounts payable	67,848	0	0	0	67,848
Accrued compensation and benefits	12,264	0	0	0	12,264
Other current liabilities	37,034	199	179	(10,362)	27,050
Deferred revenue	147,475	0	0	0	147,475

Total current liabilities	274,256	37,744	20,992	(10,362)	322,630

Long-term debt, excluding current portion	86,714	0	0	0	86,714
PEAKS Trust senior debt, excluding current portion	0	38,658	0	0	38,658
CUSO secured borrowing obligation, excluding current portion	0	0	100,194	0	100,194
Other liabilities	152,049	0	1,073	(100,163)	52,959

Total liabilities	513,019	76,402	122,259	(110,525)	601,155
Total shareholders’ equity	144,081	(7,775)	(95,653)	107,352	148,005

Total liabilities and shareholders’ equity	$657,100	$68,627	$26,606	$(3,173)	$749,160

		As of December 31, 2013
	As of December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$243,465	$215,771	$0	$0	$215,771
Restricted cash	3,478	3,043	2,593	0	5,636
Accounts receivable, net	78,928	99,530	0	0	99,530
PEAKS Trust student loans, current portion, net	0	0	7,730	0	7,730
Deferred income taxes	44,547	77,549	0	0	77,549
Prepaid expenses and other current assets	16,162	27,827	573	0	28,400

Total current assets	386,580	423,720	10,896	0	434,616
Property and equipment, net	189,890	168,509	0	0	168,509
PEAKS Trust student loans, excluding current portion, net	0	0	76,479	0	76,479
Deferred income taxes	57,471	68,324	0	0	68,324
Other assets	41,263	67,354	0	(8,431)	58,923

Total assets	$675,204	$727,907	$87,375	$(8,431)	$806,851

Current portion of long-term debt	$0	$50,000	$0	$0	$50,000
Current portion of PEAKS Trust senior debt	0	0	157,883	0	157,883
Accounts payable	63,304	58,021	0	0	58,021
Accrued compensation and benefits	21,023	18,107	0	0	18,107
Other current liabilities	106,796	33,366	11,830	(3,060)	42,136
Deferred revenue	135,900	147,630	0	0	147,630

Total current liabilities	327,023	307,124	169,713	(3,060)	473,777
Long-term debt, excluding current portion	140,000	0	0	0	0
PEAKS Trust senior debt, excluding current portion	0	0	71,341	0	71,341
Other liabilities	82,416	213,343	1,684	(68,940)	146,087

Total liabilities	549,439	520,467	242,738	(72,000)	691,205

Total shareholders’ equity	125,765	207,440	(155,363)	63,569	115,646

Total liabilities and shareholders’ equity	$675,204	$727,907	$87,375	$(8,431)	$806,851

In accordance with ASC 810, the assets and liabilities of the CUSO were treated as having been acquired by us at their fair values as of September 30, 2014. The carrying values of the assets and liabilities of the CUSO are included on our Consolidated Balance Sheet as of December 31, 2014. The assets of the CUSO consist primarily of cash and the CUSO Student Loans. The liabilities of the CUSO consist primarily of the CUSO secured borrowing obligation, which is discussed further below under “Critical Accounting Policies and Estimates—CUSO Secured Borrowing Obligation.” The carrying values of the assets and liabilities related to the CUSO Program that had been included as balance sheet items related to our Core Operations and consisted of the Revolving Note, other receivables (which consisted of recoveries from charged-off CUSO Student Loans that were owed to us, but were not paid to or offset by us) and the contingent liability, were eliminated from our Consolidated Balance Sheet as of December 31, 2014.

Although the assets and liabilities of the CUSO are presented on our Consolidated Balance Sheets following the CUSO Consolidation, the assets of the CUSO can only be used to satisfy the obligations of the CUSO.

In accordance with ASC 810, the assets and liabilities of the PEAKS Trust were treated as having been acquired by us at their fair values as of February 28, 2013. The carrying values of the assets and liabilities of the PEAKS Trust are included on our Consolidated Balance Sheets as of December 31, 2014 and 2013. The assets of the PEAKS Trust consist primarily of cash and the PEAKS Trust Student Loans. The liabilities of the PEAKS Trust consist primarily of the PEAKS Senior Debt. The assets of the

PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. The carrying values of the assets and liabilities related to the PEAKS Program that had been included as balance sheet items related to our Core Operations and consisted of the Subordinated Note, a guarantee receivable and a contingent liability, were eliminated from our Consolidated Balance Sheets as of December 31, 2014 and 2013.

Although the assets and liabilities of the PEAKS Trust are presented on our Consolidated Balance Sheets following the PEAKS Consolidation, the assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust.

In estimating the carrying value of the PEAKS Trust Student Loans and the CUSO Student Loans, we made various assumptions, including, but not limited to, the amount of recoveries that would be realized from loans that had defaulted. The recovery assumption used in determining the carrying value of the PEAKS Trust Student Loans and the CUSO Student Loans as of December 31, 2014 was approximately 2%, which was based on the information and collections on the PEAKS Trust Student Loans and CUSO Student Loans that had defaulted prior to that date. If the actual recoveries from the Private Education Loans are more or less than the assumption utilized, a resulting adjustment will be reflected in earnings. Each 1% change in the recovery assumption would have resulted in a change in the carrying value of the Private Education Loans of approximately $2.0 million as of December 31, 2014.

	Year Ended December 31, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenue	$949,176	$11,471	$1,136	$0	$961,783
Costs and expenses:
Cost of educational services	460,782	0	0	0	460,782
Student services and administrative expenses	384,200	4,479	437	0	389,116
Goodwill and asset impairment	2,454	0	0	0	2,454
Legal and professional fees related to certain lawsuits, investigations and accounting matters	32,008	0	0	0	32,008
Loss related to loan program guarantees	2,019	0	0	0	2,019
Provision for private education loan losses	0	12,111	2,039		14,150

Total costs and expenses	881,463	16,590	2,476	0	900,529

Operating income (loss)	67,713	(5,119)	(1,340)	0	61,254
Gain on consolidation of variable interest entities	0	0	(94,970)	111,601	16,631
Interest income	65	0	0	0	65
Interest (expense)	(3,761)	(20,814)	(3,725)	0	(28,300)

Income (loss) before provision for income taxes	64,017	(25,933)	(100,035)	111,601	49,650
Provision for income taxes	20,397	0	0	0	20,397

Net income (loss)	$43,620	$(25,933)	$(100,035)	$111,601	$29,253

		Year Ended December 31, 2013
	Year Ended December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenue	$1,286,633	$1,059,315	$12,996	$0	$1,072,311
Costs and expenses:
Cost of educational services	538,350	486,353	0	0	486,353
Student services and administrative expenses	400,856	392,253	5,288	0	397,541
Goodwill and asset impairment	15,166	0	0	0	0
Legal and professional fees related to certain lawsuits, investigations and accounting matters	873	6,923	0	0	6,923
Loss related to loan program guarantees	101,025	115,503	0	(24,539)	90,964
Provision for private education loan losses	0	0	29,349	0	29,349

Total costs and expenses	1,056,270	1,001,032	34,637	(24,539)	1,011,130

Operating income (loss)	230,363	58,283	(21,641)	24,539	61,181
(Loss) on consolidation of variable interest entities	0	0	(112,748)	39,500	(73,248)
Interest income	1,348	578	0	(470)	108
Interest (expense)	(3,723)	(3,989)	(21,288)	0	(25,277)

Income (loss) before provision for income taxes	227,988	54,872	(155,677)	63,569	(37,236)
Provision (benefit) for income taxes	89,018	(10,212)	0	0	(10,212)

Net income (loss)	$138,970	$65,084	$(155,677)	$63,569	$(27,024)

The PEAKS Consolidation and the CUSO Consolidation impact the presentation of our Statements of Operations in a number of ways. Following the applicable Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees;

•	student loan interest income on the PEAKS Trust Student Loans and the CUSO Student Loans (collectively, the “Private Education Loans”), which is the accretion of the accretable yield on the Private Education Loans; and

•	administrative fees earned by the CUSO.

Following the applicable Consolidation, our student services and administrative expenses are comprised of:

•	expenses related to the Core Operations, including marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters; and

•	expenses incurred by the PEAKS Trust and the CUSO, primarily related to fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO.

The loss related to loan program guarantees represents:

•	in 2012, the contingent liability accruals that we recorded related to the PEAKS Guarantee and the CUSO RSA;

•	in 2013, the contingent liability accruals that we recorded related to the CUSO RSA, because the contingent liability related to the PEAKS Guarantee was eliminated from our consolidated financial statements as a result of the PEAKS Consolidation (though our obligations under the PEAKS Guarantee remain in effect); and

•	in 2014, the contingent liability accruals that we recorded related to the CUSO RSA prior to September 30, 2014, because after that date, the contingent liability related to the CUSO RSA was eliminated from our consolidated financial statements as a result of the CUSO Consolidation (though our obligations under the CUSO RSA remain in effect).

Following the applicable Consolidation, our provision for private education loan losses in a reporting period represents the increase in the allowance for loan losses that occurred during that period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the Private Education Loans, discounted by the loan pool’s effective interest rate as of December 31, 2014 or 2013, as applicable.

In the year ended December 31, 2014, we recognized a gain upon the CUSO Consolidation that represented the difference between (i) the fair value of the net liabilities of the CUSO that we recorded upon the CUSO Consolidation, and (ii) the carrying value of the net liabilities related to the CUSO Program that had been recorded in our consolidated financial statements and were eliminated upon the CUSO Consolidation, in each case as of September 30, 2014. In the year ended December 31, 2013, we recognized a loss upon the PEAKS Consolidation that represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation.

Following the applicable Consolidation, our interest expense includes:

•	interest expense from matters related to the Core Operations, primarily the interest expense on the outstanding balance under the Amended Credit Agreement (prior to December 4, 2014) and the Financing Agreement (on and after December 4, 2014);

•	interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt; and

•	interest expense on the CUSO Secured Borrowing Obligation, which includes the amount of interest expense on the CUSO Student Loans that is accrued for payment to the owners of the CUSO and the accretion of the discount of the adjustment associated with accounting for the CUSO Secured Borrowing Obligation at fair value upon the CUSO Consolidation.

Since the inception of the PEAKS Program, we have guaranteed, and continue to guarantee the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and the minimum required Asset/Liability Ratio, pursuant to the terms of the PEAKS Guarantee. Our obligations under the PEAKS Guarantee remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full.

Since the inception of the CUSO Program, under the CUSO RSA, we have guaranteed, and continue to guarantee, the repayment of any CUSO Student Loans that are charged off above a certain percentage of the CUSO Student Loans made under the CUSO Program, based on the annual dollar volume. Our obligations under the CUSO RSA remain in effect until all CUSO Student Loans are paid in full. Under the CUSO RSA, we have an obligation to make the monthly payments due and unpaid on those private education loans that have been charged off above a certain percentage (“Regular Payments”). Instead of making Regular Payments, however, we may elect to discharge our obligations to make Regular Payments on specified charged-off private education loans by:

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

(collectively, “Discharge Payments”).

The revenue and expenses of the PEAKS Trust are presented in our Consolidated Statements of Operations following the PEAKS Consolidation. The cash received by the PEAKS Trust, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the PEAKS Trust. The revenue and expenses of the CUSO are presented in our Consolidated Statements of Operations following the CUSO Consolidation. The cash received by the CUSO, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the CUSO.

	Year Ended December 31, 2014
	Core Operations	PEAKS Trust	CUSO	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$43,620	$(25,933)	$(100,035)	$111,601	$29,253
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,456	0	0	0	26,456
Provision for doubtful accounts	63,928	0	0	0	63,928
Deferred income taxes	41,969	0	0	0	41,969
Stock-based compensation expense	10,336	0	0	0	10,336
Goodwill and asset impairment	2,454	0	0	0	2,454
Accretion of discount on private education loans	0	(11,471)	(699)	0	(12,170)
Accretion of discount on long-term debt	118	0	0	0	118
Accretion of discount on PEAKS Trust senior debt	0	6,712	0	0	6,712
Accretion of discount on CUSO secured borrowing obligation	0	0	231	0	231
Provision for private education loan losses	0	12,111	2,039	0	14,150
(Gain) on consolidation of variable interest entities	0	0	94,970	(111,601)	(16,631)
Other	(613)	0	0	0	(613)
Changes in operating assets and liabilities:
Restricted cash	1,076	1,037	221	0	2,334
Accounts receivable	(10,010)	0	0	0	(10,010)
Private education loans	0	16,499	2,053	0	18,552
Accounts payable	9,591	0	0	0	9,591
Other operating assets and liabilities	(211,426)	159,713	2,986	0	(48,727)
Deferred revenue	(1,156)	0	0	0	(1,156)

Net cash flows from operating activities	(23,657)	158,668	1,766	0	136,777

Net cash flows from investing activities	(100,325)	0	0	0	(100,325)

Cash flows from financing activities:
Debt issue costs	(4,938)	0	0	0	(4,938)
Proceeds from term borrowings	100,000	0	0	0	100,000
Repayment of revolving borrowings	(50,000)	0	0	0	(50,000)
Repayment of PEAKS Trust senior debt	0	(158,668)	0	0	(158,668)
Repayment of CUSO secured borrowing obligation	0	0	(1,766)	0	(1,766)
Repurchase of common stock and shares tendered for taxes	(914)	0	0	0	(914)

Net cash flows from financing activities	44,148	(158,668)	(1,766)	0	(116,286)

Net change in cash and cash equivalents	(79,834)	0	0	0	(79,834)
Cash and cash equivalents at beginning of period	215,771	0	0	0	215,771

Cash and cash equivalents at end of period	$135,937	$0	$0	$0	$135,937

		Year Ended December 31, 2013
	Year Ended December 31, 2012	Core Operations	PEAKS Trust	Eliminations	GAAP Consolidated
	(Dollar amounts in thousands)
Statement of Cash Flows Data:
Cash flows from operating activities:
Net income (loss)	$138,970	$65,084	$(155,677)	$63,569	$(27,024)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,350	27,252	0	0	27,252
Provision for doubtful accounts	56,818	67,640	0	0	67,640
Deferred income taxes	(59,571)	(54,102)	0	0	(54,102)
Excess tax benefit from stock option exercises	(1,382)	0	0	0	0
Stock-based compensation expense	16,658	11,638	0	0	11,638
Settlement cost	21,750	(46,000)	0	0	(46,000)
Goodwill and asset impairment	15,166	0	0	0	0
Accretion of discount on private education loans	0	0	(12,996)	0	(12,996)
Accretion of discount on PEAKS Trust senior debt	0	0	4,926	0	4,926
Provision for private education loan losses	0	0	29,349	0	29,349
Loss on consolidation of variable interest entities	0	0	112,748	(39,500)	73,248
Other	6,992	315	0	0	315
Changes in operating assets and liabilities:
Restricted cash	3,794	435	(890)	0	(455)
Accounts receivable	(87,138)	(87,225)	0	0	(87,225)
Private education loans	0	0	11,554	0	11,554
Accounts payable	(15,572)	(5,574)	0	0	(5,574)
Other operating assets and liabilities	72,429	85,017	12,932	(24,069)	73,880
Deferred revenue	(90,643)	11,299	0	0	11,299

Net cash flows from operating activities	107,621	75,779	1,946	0	77,725

Net cash flows from investing activities	123,164	(13,078)	0	0	(13,078)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	1,382	0	0	0	0
Proceeds from exercise of stock options	8,345	0	0	0	0
Debt issue costs	(1,525)	0	0	0	0
Proceeds from revolving borrowings	175,000	0	0	0	0
Repayment of revolving borrowings	(185,000)	(90,000)	0	0	(90,000)
Repayment of PEAKS Trust senior debt	0	0	(1,946)	0	(1,946)
Repurchase of common stock and shares tendered for taxes	(209,371)	(395)	0	0	(395)

Net cash flows from financing activities	(211,169)	(90,395)	(1,946)	0	(92,341)

Net change in cash and cash equivalents	19,616	(27,694)	0	0	(27,694)
Cash and cash equivalents at beginning of period	223,849	243,465	0	0	243,465

Cash and cash equivalents at end of period	$243,465	$215,771	$0	$0	$215,771

Although the cash flows of the PEAKS Trust are presented in our Consolidated Statements of Cash Flows following the PEAKS Consolidation, the cash resulting from the cash flows from operations and financing activities of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Although the cash flows of the CUSO are presented in our Consolidated Statements of Cash Flows following the CUSO Consolidation, the cash resulting from the cash flows from operations and financing activities of the CUSO can only be used to satisfy the obligations of the CUSO.

General

As of December 31, 2014, we had 144 college locations in 39 states, which were providing education programs to approximately 53,000 students. In 2014, we derived approximately 97% of our revenue from the Core Operations from tuition and approximately 3% from the sale of tool kits and fees, charged to and paid by, or on behalf of, our students. Most students enrolled in our education programs at our institutions pay a substantial portion of their tuition and other education-related expenses with funds received under various government-sponsored student financial aid programs, especially Title IV Programs.

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

In order to participate in Title IV Programs, a new campus must be authorized by the state in which it will operate, accredited by an accrediting commission recognized by the ED, and certified by the ED to participate in Title IV Programs. The ED’s certification process cannot commence until the location receives its state authorization and accreditation.

We generally earn tuition revenue on a straight-line basis over the length of each of four, 12-week academic quarters in each fiscal year. State regulations, accrediting commission criteria and our policies generally require us to refund a portion of the tuition and fee payments received from a student who withdraws from one of our institutions during an academic term. We recognize immediately the amount of tuition and fees, if any, that we may retain after payment of any refund. Revenue that we recognize after each Consolidation also includes student loan interest income on the related Private Education Loans, which is the accretion of the accretable yield on those Private Education Loans.

We incur expenses throughout a fiscal period in connection with the operation of our institutions. The cost of educational services includes salaries of faculty and institution administrators, cost of course materials, occupancy costs, depreciation and amortization of equipment costs, facilities and leasehold improvements, and other miscellaneous costs incurred by our institutions.

Student services and administrative expenses from the Core Operations include marketing expenses, an expense for uncollectible accounts and administrative expenses incurred primarily at our corporate headquarters. Marketing expenses include advertising expenses and salaries and employee benefits for recruiting representatives. After each Consolidation, student services and administrative expenses also include expenses incurred by the PEAKS Trust and the CUSO, as applicable, primarily related to fees for servicing the Private Education Loans held by that entity and various other administrative fees and expenses of that entity.

In 2014, we continued to add education program offerings among existing campuses. We also continued our efforts to diversify our education program offerings by developing education programs at different degree levels in both technology and non-technology fields of study that we intend to offer at our campuses and deliver entirely in residence, entirely online over the Internet or partially in residence and partially online. In 2014, we did not begin operations at any new ITT Technical Institute campuses or learning sites. As part of our efforts to maximize the efficiency and effectiveness of our current campus locations, during 2014, we:

•	relocated three of our campuses into existing facilities of other ITT Technical Institute campuses;

•	converted one of our learning sites into an ITT Technical Institute campus;

•	closed one of our learning sites;

•	closed four of our ITT Technical Institute campuses; and

•	decreased the number of our campuses that offer bachelor degree programs from 134 to 130.

The following table sets forth select operating statistics for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Additional education program offerings	146	348	272
Additional training program offerings	2,397	293	N/A
Number of locations with additional education program offerings	84	104	62
Began operations at new campuses	0	0	6
Campuses offering bachelor degree programs	130	134	133

In 2015, we intend to add more of our current education program offerings among most of our institutions’ locations. We also plan to continue developing new education programs in both technology and non-technology fields, but primarily in technology-and healthcare-related disciplines. We believe that those programs of study will be at different education levels and delivered in a variety of formats, including entirely in residence, entirely online or partially in residence and partially online. In December 2014, the ED did not approve our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent compliance audits and ED program reviews. In March 2015, the ED approved six and denied two new degree programs that we had applied to offer at Daniel Webster College. The basis for disapproval was due to administrative capability issues reported in recent compliance audits and ED program reviews. While our growth strategy continues to include opening new campuses, we do not expect to begin operations at any new campuses in 2015. We plan to continue to evaluate the performance of the current ITT Technical Institute campuses in order to maximize the efficiency and effectiveness of our national network of campuses. As part of this effort, we may suspend enrollments at, and/or relocate and close, additional campuses. We also plan to continue to develop and offer training programs to career advancers and other professionals through the CPD.

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

The following table sets forth the Core Operations revenue per student for the periods indicated:

	Core Operations Revenue per Student
	2014		2013		2012
Three Months Ended	Amount	Increase (Decrease) to Prior Year	Amount	Increase (Decrease) to Prior Year	Amount	Increase (Decrease) to Prior Year
March 31	$4,080	(12.2)%	$4,646	0.3%	$4,631	1.7%
June 30	4,111	(2.1)%	4,200	(8.9%)	4,613	0.4%
September 30	4,323	(0.9)%	4,360	(7.7%)	4,726	2.6%
December 31	4,198	(2.9)%	4,323	(7.1%)	4,654	(0.8%)

Total for Year	$16,712	(4.7)%	$17,529	(5.9%)	$18,624	1.4%

Core Operations revenue per student is calculated by dividing all revenue from Core Operations by the total student enrollment in education programs as of the beginning of the applicable fiscal period.

Results of Operations

The following table sets forth the percentage relationship of certain statement of operations data to revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of educational services	47.9%	45.4%	41.8%
Student services and administrative expenses	40.5%	37.1%	31.2%
Goodwill and asset impairment	0.3%	0.0%	1.1%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	3.3%	0.6%	0.1%
Loss related to loan program guarantees	0.2%	8.5%	7.9%
Provision for private education loan losses	1.5%	2.7%	0.0%

Operating income	6.4%	5.7%	17.9%
Gain (loss) on consolidation of variable interest entities	1.7%	(6.8)%	0.0%
Interest income (expense), net	(2.9)%	(2.3)%	(0.2%)

Income (loss) before income taxes	5.2%	(3.5)%	17.7%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

As of December 31,	Total Student Enrollment in Education Programs	(Decrease) to Prior Year
2014	53,646	(6.8%)
2013	57,542	(5.8%)
2012	61,059	(16.6%)

Total student enrollment in education programs as of March 31, 2015 was 51,201, a decrease of 10.4% as compared to 57,125 as of March 31, 2014.

Total student enrollment in education programs includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in an education program at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any education program at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different education program at that campus; or

•	after having withdrawn or been terminated from an education program at that campus.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2014		2013		2012
New Student Enrollment in Education Programs in the Three Months Ended:	New Student Enrollment in Education Programs	(Decrease) to Prior Year	New Student Enrollment in Education Programs	Increase (Decrease) to Prior Year	New Student Enrollment in Education Programs	(Decrease) to Prior Year
March 31	16,746	(3.8%)	17,412	(3.6%)	18,067	(17.0%)
June 30	15,523	(8.1%)	16,883	7.5%	15,698	(9.5%)
September 30	18,317	(9.8%)	20,307	5.2%	19,298	(15.8%)
December 31	12,639	(9.7%)	13,995	4.5%	13,398	(11.4%)

Total for the year	63,225	(7.8%)	68,597	3.2%	66,461	(13.9%)

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

We believe that the decreases in new student enrollment in education programs in the three months ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, compared to the same prior year periods were also due to our prospective students’:

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2014	70.2%	70.0%	69.9%	71.8%
2013	71.5%	68.4%	69.4%	71.4%
2012	72.4%	71.3%	69.8%	72.6%

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

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013. Revenue decreased $110.5 million, or 10.3%, to $961.8 million in the year ended December 31, 2014 compared to $1,072.3 million in the year ended December 31, 2013. The primary factors that contributed to this decrease were:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $90.6 million in the year ended December 31, 2014 compared to the prior year; and

•	an average 6.2% decrease in total student enrollment in education programs as of the end of each fiscal quarter in 2014 compared to 2013.

The increase in institutional scholarships and awards was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013 and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $1.5 million, or 11.7%, to $11.5 million in the year ended December 31, 2014 compared to $13.0 million in the year ended December 31, 2013.

Revenue of the CUSO is comprised of (i) interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and (ii) an administrative fee paid by the owners of the CUSO (the “CUSO Participants”) to the CUSO on a monthly basis (“Administrative Fee”). Revenue attributable to the interest income on the CUSO Student Loans was approximately $0.7 million and revenue attributable to the Administrative Fee was approximately $0.4 million in the year ended December 31, 2014. No interest income on the CUSO Student Loans or revenue attributable to the Administrative Fee was included in revenue in the year ended December 31, 2013, because the CUSO Consolidation was effective September 30, 2014.

Cost of educational services decreased $25.6 million, or 5.3%, to $460.8 million in the year ended December 31, 2014 compared to $486.4 million in the year ended December 31, 2013. The primary factors that contributed to this decrease included:

•	decreases in compensation costs and benefit costs resulting from fewer employees; and

•	a decrease in occupancy costs as a result of fewer physical locations and reduced square footage.

These decreases were partially offset by an increase in the cost of electronic devices issued to students as part of a transition from physical to electronic books.

Cost of educational services as a percentage of revenue increased 250 basis points to 47.9% in the year ended December 31, 2014 compared to 45.4% in the year ended December 31, 2013. The primary factors that contributed to this increase was a decline in revenue and an increase in the cost of electronic devices issued to students, which was partially offset by decreases in compensation costs and benefit costs and a decrease in occupancy costs.

Student services and administrative expenses decreased $8.4 million, or 2.1%, to $389.1 million in the year ended December 31, 2014 compared to $397.5 million in the year ended December 31, 2013. The principal causes of this decrease were decreases in compensation costs, benefit costs and bad debt expense. Approximately $4.5 million of expenses of the PEAKS Trust and $0.4 million of expenses of the CUSO were included in student services and administrative expenses in the year ended December 31, 2014. Those expenses primarily represented fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. In the year ended December 31, 2013, $5.3 million of expenses of the PEAKS Trust were included in student services and administrative expenses, which primarily represented fees for servicing the PEAKS Trust Student Loans and various other administrative fees and expenses of the PEAKS Trust. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses of the PEAKS Trust are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans.

Student services and administrative expenses increased to 40.5% of revenue in the year ended December 31, 2014 compared to 37.1 % of revenue in the year ended December 31, 2013. The principal cause of this increase was the decline in revenue, which was partially offset by decreases in compensation costs and benefit costs and bad debt expense. Bad debt expense as a percentage of revenue increased to 6.6% in the year ended December 31, 2014 compared to 6.3% in the year ended December 31, 2013, primarily as a result of a decrease in collections on accounts receivable balances of students no longer enrolled in a program of study.

In the year ended December 31, 2014, we recorded an impairment charge of $2.0 million for the impairment of goodwill associated with the acquisitions of Cable Holdings and the Ascolta business, and an impairment charge of $0.4 million for the impairment of the trademark associated with the acquisition of Daniel Webster College. The amount of each impairment charge equaled the difference between the estimated fair value of the goodwill or trademark and its carrying value as of the impairment testing date. The determination of the estimated fair value requires the use of assumptions, which may change in future periods. See Note 11 – Goodwill and Other Intangibles of the Notes to Consolidated Financial Statements. We did not record an impairment charge in the year ended December 31, 2013 for goodwill or other intangible assets.

Legal and professional fees related to certain lawsuits, investigations and accounting matters increased $25.1 million, or 362.3%, to $32.0 million in the year ended December 31, 2014 compared to $6.9 million in the year ended December 31, 2013. In the year ended December 31, 2014, these expenses related primarily to legal and professional fees associated with:

•	the investigation of us by the SEC;

•	the lawsuit filed against us by the CFPB;

•	the investigation of us by various state Attorneys General;

•	the lawsuit filed against us by the New Mexico Attorney General;

•	the securities class action lawsuits filed against us;

•	legal and professional fees related to certain lawsuits, investigations and accounting matters;

•	a letter agreement, dated as of March 17, 2014, that we entered into with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “PEAKS Letter Agreement”), in order to resolve differing interpretations of the permissibility of payments on behalf of borrowers that we made; and

•	certain other legal and regulatory matters.

In the year ended December 31, 2013, these expenses related primarily to legal fees associated with the SEC investigation of us, the CFPB investigation of us and the securities class action lawsuits filed against us. See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for further information about those matters.

In the year ended December 31, 2014, we recorded a loss related to loan program guarantees of $2.0 million for the CUSO RSA compared to $91.0 million in the year ended December 31, 2013 for the CUSO RSA. The entire amount of the loss recorded in the year ended December 31, 2013 related to a change in our accounting estimate for the amount of our guarantee obligations under the CUSO RSA. We revised our estimate for the CUSO RSA based on our enhanced default rate methodology and more recent performance data that we obtained in the three months ended December 31, 2013. The primary enhancements and performance data included:

•	an adjustment to the default estimates for student borrowers as a result of recently obtained actual default data for similarly-situated student borrowers;

•	an adjustment to the default rate expectations, due to declines in repayment performance;

•	our ability to make Discharge Payments; and

•	a lower expectation for collections on defaulted loans as a result of the performance to date of collections.

See Note 8 – Variable Interest Entities and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

The provision for private education loan losses of approximately $14.2 million in the year ended December 31, 2014 represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from January 1, 2014 through December 31, 2014 and the increase in the allowance for loan losses on the CUSO Student Loans that occurred from September 30, 2014 through December 31, 2014. The provision for private education loan losses of approximately $29.3 million in the year ended December 31, 2013 represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from February 28, 2013 through December 31, 2013. We did not consolidate the CUSO in our consolidated financial statements in the year ended December 31, 2013, and, therefore, we did not include the CUSO Student Loans in our consolidated financial statements or recognize any provision for CUSO Student Loan losses in that year.

Operating income increased $0.1 million, or 0.1%, to $61.3 million in the year ended December 31, 2014 compared to $61.2 million in the year ended December 31, 2013, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, goodwill impairment, legal and professional fees related to certain lawsuits, investigations and accounting matters, loss related to loan program guarantees and provision for private education loan losses. Our operating margin increased to 6.4% in the year ended December 31, 2014 compared to 5.7% in the year ended December 31, 2013, primarily due to the impact of the factors discussed above.

In the year ended December 31, 2014, we recorded a gain upon the consolidation of a variable interest entity (the CUSO) of $16.6 million, compared to a loss upon the consolidation of a variable interest entity (the PEAKS Trust) of $73.2 million in the year ended December 31, 2013. Upon the CUSO Consolidation, we recorded the CUSO’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the CUSO Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the CUSO’s liabilities exceeded the fair value of the CUSO’s assets as of September 30, 2014 by approximately $95.0 million. As of September 30, 2014, the carrying value of the liabilities related to the CUSO Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the CUSO Program that had been recorded in our consolidated financial statements by approximately $111.6 million. As a result, we recognized a total gain of approximately $16.6 million in our consolidated financial statements for the year ended December 31, 2014, which represented the difference between (i) the fair value of the net liabilities of the CUSO that we recorded upon the CUSO Consolidation, and (ii) the carrying value of the net liabilities related to the CUSO Program that had been recorded in our consolidated financial statements and were eliminated upon the CUSO Consolidation, in each case, as of September 30, 2014. In the year ended December 31, 2013, the loss upon the PEAKS Trust Consolidation of $73.2 million represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 upon the PEAKS Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations.

Interest income was less than $0.1 million in the year ended December 31, 2014 and approximately $0.1 million in December 31, 2013.

Interest expense increased $3.0 million, or 12.0%, to $28.3 million in the year ended December 31, 2014 compared to $25.3 million in the year ended December 31, 2013, primarily due to:

•	interest expense of approximately $20.8 million on the PEAKS Senior Debt , which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt in the year ended December 31, 2014, compared to $21.3 million in the year ended December 31, 2013;

•	interest expense of approximately $3.7 million related to the CUSO Secured Borrowing Obligation in the year ended December 31, 2014, compared to none in the year ended December 31, 2013; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the Amended Credit Agreement.

Our combined federal and state effective income tax rate was 41.1% in the year ended December 31, 2014 compared to 27.4% in the year ended December 31, 2013. We recorded pretax consolidated income in the year ended December 31, 2014 compared to a pretax consolidated loss in the year ended December 31, 2013. Our effective income tax rate was lower in the year ended December 31, 2013 compared to the year ended December 31, 2014 primarily due to certain losses related to the PEAKS Trust that were included in our consolidated pretax loss for which an income tax benefit was not recognized.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012. Revenue decreased $214.3 million, or 16.7%, to $1,072.3 million in the year ended December 31, 2013 compared to $1,286.6 million in the year ended December 31, 2012. The primary factors that contributed to this decrease were:

•	an increase in institutional scholarships and awards provided to our students, which reduced revenue by $108.3 million in the year ended December 31, 2013; and

•	an average 9.9% decrease in total student enrollment.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. Revenue attributable to the interest income on the PEAKS Trust Student Loans was approximately $13.0 million in the year ended December 31, 2013. No interest income on the PEAKS Trust Student Loans was included in revenue in the year ended December 31, 2012, because the PEAKS Consolidation was effective February 28, 2013. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a discussion of the PEAKS Consolidation.

Cost of educational services decreased $52.0 million, or 9.7%, to $486.4 million in the year ended December 31, 2013 compared to $538.4 million in the year ended December 31, 2012. The primary factors that contributed to this decrease included:

•	a decrease in compensation costs and benefit costs resulting from fewer employees; and

•	a decrease in course supply expenses, due to lower student enrollments in education programs.

Cost of educational services as a percentage of revenue increased 360 basis points to 45.4% in the year ended December 31, 2013 compared to 41.8% in the year ended December 31, 2012. The primary factor that contributed to this increase was a decline in revenue, which was partially offset by decreases in compensation costs and benefit costs and course supply expenses.

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

Student services and administrative expenses increased to 37.1% of revenue in the year ended December 31, 2013 compared to 31.2% of revenue in the year ended December 31, 2012. The principal cause of this increase was the decline in revenue, which was partially offset by decreases in compensation costs and benefit costs and expenses related to student scholarships. Bad debt expense as a percentage of revenue increased to 6.3% in the year ended December 31, 2013 compared to 4.4% in the year ended December 31, 2012, primarily as a result of an increase in student account balances that were determined to be uncollectible.

We recorded an expense of $15.2 million in the year ended December 31, 2012 related to the impairment of the Subordinated Note and Revolving Note. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a more detailed discussion of the impairment of the notes. No impairment of those notes was recorded in the year ended December 31, 2013.

Legal and other professional fees related to certain lawsuits, investigations and accounting matters increased $6.1 million, or 693.0%, to $6.9 million in the year ended December 31, 2013, compared to $0.9 million in the year ended December 31, 2012. These expenses related primarily to legal fees associated with the investigation of us by the SEC, the CFPB investigation of us and the securities class action lawsuits filed against us. See “Legal Proceedings” and Note 15– Commitments and Contingencies of the Notes to Consolidated Financial Statements, for further information about these matters.

In the year ended December 31, 2013, we recorded a loss related to loan program guarantees of $91.0 million for the CUSO RSA compared to $101.0 million in the year ended December 31, 2012 for the RSAs. The entire amount of the loss recorded in the year ended December 31, 2013 related to a change in our accounting estimate for the amount of our guarantee obligations under the CUSO RSA. We revised our estimate for the CUSO RSA based on an enhanced default rate methodology and more recent performance data that we obtained in the three months ended December 21, 2013. The primary enhancements and performance data included:

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

The loss recorded in the year ended December 31, 2012 included $79.2 million for additional contingent liabilities related to our guarantee obligations related to our guarantee obligations under the CUSO RSA and PEAKS Guarantee and $21.8 million related to the settlement of litigation and the resolution of our guarantee obligations under the 2007 RSA. See Note 8 – Variable Interest Entities and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

The provision for private education loan losses of approximately $29.3 million in the year ended December 31, 2013 represented the increase in the allowance for loan losses on the PEAKS Trust Student Loans that occurred from February 28, 2013 through December 31, 2013. We did not consolidate the PEAKS Trust in our consolidated financial statements in the year ended December 31, 2012, and, therefore, we did not include the PEAKS Trust Student Loans in our consolidated financial statements or recognize any provision for private education loan losses in that year.

Operating income decreased $169.2 million, or 73.4%, to $61.2 million in the year ended December 31, 2013 compared to $230.4 million in the year ended December 31, 2012, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and professional fees related to certain lawsuits, investigations and accounting matters, loss related to loan program guarantees and provision for private education loan losses. Our operating margin decreased to 5.7% in the year ended December 31, 2013 compared to 17.9% in the year ended December 31, 2012, primarily due to the impact of the factors discussed above.

In the year ended December 31, 2013, we recorded a loss upon the PEAKS Consolidation of $73.2 million. This loss represented the amount by which the fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 upon the PEAKS Consolidation, partially reduced by the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation.

Interest income decreased $1.2 million, or 92.0%, to $0.1 million in the year ended December 31, 2013 compared to $1.3 million in the year ended December 31, 2012, primarily due to discontinuing the amortization of the discount on the Subordinated Note. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a discussion of the Subordinated Note.

Interest expense increased $21.6 million, or 578.9%, to $25.3 million in the year ended December 31, 2013 compared to $3.7 million in the year ended December 31, 2012, primarily due to:

•	interest expense of approximately $21.3 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the year ended December 31, 2013 as a result of the PEAKS Consolidation, during which the effective interest rate was 9.9%; and

•	an increase in the effective interest rate under the Amended Credit Agreement, which was partially offset by a decrease in our weighted average outstanding borrowings under the revolving credit facility.

Our combined federal and state effective income tax rate was 27.4% in the year ended December 31, 2013 compared to 39.0% in the year ended December 31, 2012. The primary factor that contributed to the decrease in the effective income tax rate in the year ended December 31, 2013 compared to the year ended December 31, 2012 was the recognition of certain losses related to the PEAKS Trust in our consolidated financial results for which an income tax benefit was not recognized.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $135.9 million as of December 31, 2014 compared to $215.8 million as of December 31, 2013. The $79.8 million decrease in cash and cash equivalents as of December 31, 2014 compared to December 31, 2013 was primarily due to:

•	payments totaling approximately $170.3 million related to our obligations under the PEAKS Guarantee and CUSO RSA, which included:

•	the $40.0 million payment we made in March 2014 pursuant to the PEAKS Letter Agreement, which is considered to be a payment under the PEAKS Guarantee and reduced the outstanding balance of the PEAKS Senior Debt;

•	payments of approximately $116.6 million that we made to satisfy our obligations under the PEAKS Guarantee with respect to the minimum required Asset/Liability Ratio, which reduced the outstanding balance of the PEAKS Senior Debt;

•	payments of approximately $2.7 million that we made to satisfy our obligations under the PEAKS Guarantee with respect to interest owed on the PEAKS Senior Debt and administrative fees and expenses of the PEAKS Trust;

•	payments of approximately $1.8 million that we made on behalf of borrowers related to the PEAKS Program;

•	Regular Payments under the CUSO RSA, net of amounts recovered from charged-off loans that were owed to us, of approximately $6.6 million; and

•	Discharge Payments under the CUSO RSA of approximately $2.6 million.

•	providing cash collateral of $89.3 million related to outstanding letters of credit issued for our account; and

•	the repayment of $50.0 million of outstanding borrowings under the Amended Credit Agreement.

The reduction in cash and cash equivalents was partially offset by:

•	proceeds from borrowings under the Financing Agreement of $100.0 million, excluding $3.0 million of commitment fees paid to the lender; and

•	net cash flows generated from operating activities of $136.8 million.

See Note 12– Debt and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the payments we made related to the Amended Credit Agreement and the RSAs.

Our Consolidated Balance Sheet as of December 31, 2014 included the assets and liabilities of the PEAKS Trust and the CUSO. As of December 31, 2013, our Consolidated Balance Sheet included the assets and liabilities of the PEAKS Trust. The assets and liabilities of the CUSO were not included on our Consolidated Balance Sheet as of December 31, 2013 because we did not consolidate the CUSO in our consolidated financial statements until September 30, 2014. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust and the assets of the CUSO can only be used to satisfy the obligations of the CUSO.

Restricted cash of $6.0 million as of December 31, 2014 included approximately $1.6 million of funds held by the PEAKS Trust and $2.5 million of funds held by the CUSO. Funds held by the PEAKS Trust shown as restricted cash on our Consolidated Balance Sheet as of December 31, 2013 were $2.6 million. Although the funds held by the PEAKS Trust and the CUSO are included on our Consolidated Balance Sheet after the related Consolidation, those funds can only be used to satisfy the obligations of the PEAKS Trust and the CUSO, as applicable. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the Consolidations.

The PEAKS Trust’s ability to satisfy its obligations is based on payments received from borrowers on the PEAKS Trust Student Loans and collections on the PEAKS Trust Student Loans that have defaulted. To the extent that those payments and collections from borrowers on the PEAKS Trust Student Loans are not sufficient to satisfy the obligations of the PEAKS Trust, including the PEAKS Senior Debt, we are required to make payments under the PEAKS Guarantee.

We have significant payment obligations under the PEAKS Guarantee and the CUSO RSA. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“Asset/Liability Ratio”). Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. Under the CUSO RSA, we guarantee the repayment of any CUSO Student Loans that are charged off above a certain percentage of the CUSO Student Loans made under the CUSO Program, based on the annual dollar volume. Our obligations under the CUSO RSA remain in effect until all CUSO Student Loans are paid in full. See Note 15 – Commitments and contingencies of the Notes to Consolidated Financial Statements for a further discussion of the PEAKS Guarantee and CUSO RSA.

We believe that we will make payments in 2015 of approximately $29.8 million under the PEAKS Guarantee and approximately $13.0 million, net of $1.4 million in recoveries, under the CUSO RSA. As revised pursuant to Amendment No. 2, the Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45.0 million under both programs in 2015, and to $35.0 million under both programs in any year after 2015 that the Financing Agreement is in effect. We expect to make significant payments after 2015 under the PEAKS Guarantee and the CUSO RSA. For a detailed description of our obligations under the PEAKS Guarantee and the CUSO RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

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

On October 31, 2014, the ED Letter of Credit in the amount of $79.7 million was issued for our account. We also have other letters of credit outstanding for our account in the amount of $2.4 million. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. We satisfied that collateral obligation by providing approximately $89.3 million in cash collateral utilizing proceeds from the Term Loans and other funds in 2014. That amount is included in the line item Collateral deposits on our Consolidated Balance Sheet as of December 31, 2014. The funds held as cash collateral related to the letters of credit are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The fact that a significant amount of our cash is held in connection with the letters of credit could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of December 31, 2014 and 2013, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it had taken control of the restricted account containing the cash collateral, as described further in Note 15 – Commitments and Contingences of the Notes to Consolidated Financial Statements.

We also utilized a portion of the proceeds of the Term Loans and other funds to repay $50.0 million of outstanding loans under the Amended Credit Agreement. See Note 12 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $29.0 million for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Consolidated Balance Sheet as of December 31, 2014. In order to determine those amounts, we performed an actuarial valuation of the ESI Pension Plan and ESI Excess Pension Plan (the “Pension Plans”), and reviewed and updated our key assumptions as part of each valuation, including the discount rate and expected long-term rate of return on the investments.

Effective March 31, 2006, the benefit accruals under the Pension Plans were frozen, such that no further benefits accrue under those plans after March 31, 2006. Participants in the Pension Plans, however, continue to be credited with vesting service and interest according to the terms of the Pension Plans. Total net pension benefit in the year ended December 31, 2014 was $4.6 million, compared to $2.1 million in the year ended December 31, 2013 and $0.2 million in the year ended December 31, 2012. In 2015, we do not expect that our total net pension benefit will be material.

We did not make any contributions to the Pension Plans in 2014 or 2013. We do not expect to make any material contributions to either of the Pension Plans in 2015.

See Note 14– Employee Benefit Plans of the Notes to Consolidated Financial Statements, for a more detailed discussion of the Pension Plans.

Capital Resources. Our cash flows are highly dependent upon the receipt of Title IV Program funds. The primary Title IV Programs from which the students at our campuses receive grants, loans and other aid to fund the cost of their education include:

•	the FDL program, which represented, in aggregate, approximately 57% of our cash receipts in 2014 and 58% of our cash receipts in 2013; and

•	the Pell program, which represented, in aggregate, approximately 24% of our cash receipts in 2014 and 24% of our cash receipts in 2013.

We also receive funds on behalf of our students from state financial aid programs, veterans’ and military service member benefit programs and other sources, which represented, in aggregate, approximately 14% of our cash receipts in 2014 and approximately 13% in 2013.

Under a provision of the HEA commonly referred to as the 90/10 Rule, a proprietary institution, such as each of our institutions, must not derive more than 90% of its applicable revenue in a fiscal year, on a cash accounting basis, from Title IV Programs. If an institution exceeds the 90% threshold for any single fiscal year, that institution would be placed on provisional certification status for the institution’s following two fiscal years. In addition, if an institution exceeds the 90% threshold for two consecutive fiscal years, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the end of the second subsequent fiscal year. Payments that we made under the 2007 RSA impact the 90/10 Rule calculation by reducing the amount of cash receipts from sources other than Title IV Programs and total cash receipts. As a result of the PEAKS Consolidation and CUSO Consolidation, disbursements of the private education loans that we received under the PEAKS Program and CUSO Program are no longer considered cash proceeds from external sources for purposes of determining total cash receipts in the 90/10 Rule calculation. The amount of payments received by the PEAKS Trust and CUSO from borrowers is included, however, in both the total receipts component and the cash receipts from sources other than Title IV Programs component of the 90/10 Rule calculation.

In our 2014 and 2013 fiscal years, none of our institutions derived more than approximately 81% of its revenue from Title IV Programs under the 90/10 Rule calculation. In the aggregate, we derived approximately 80% of our revenue in 2014 and 82% of our revenue in 2013 from Title IV Programs under the 90/10 Rule calculation.

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

During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. Beginning with the June 2013 academic quarter, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. As a result of our institutional scholarships and awards granted in 2014 and 2013, we received minimal cash payments from private education loan lenders related to our students’ cost of education in 2014 and 2013.

As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students are not obligated to make payments to us of amounts awarded under the Opportunity Scholarship and, therefore, the accounts receivable from students to us, as well as revenue, decreased in 2014 and 2013, as we began awarding the Opportunity Scholarship at all of our ITT Technical Institute campuses. The Opportunity Scholarships awarded in 2014 and 2013 and, to a lesser extent, other factors had the effect of reducing our Core Operations revenue per student by approximately 4.7% in 2014 compared to 2013.

Operations. Net cash flows from operating activities increased $59.1 million to $136.8 million in the year ended December 31, 2014 compared to $77.7 million in the year ended December 31, 2013. The increase in net cash flows from operating activities was primarily due to the $46.0 million payment that we made to settle the litigation and absolve us from any further obligations under the 2007 RSA in the year ended December 31, 2013 and lower income tax payments made during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was partially offset by a decrease in funds received as a result of lower total student enrollment.

Accounts receivable less allowance for doubtful accounts was $46.4 million as of December 31, 2014 compared to $99.5 million as of December 31, 2013. Days sales outstanding decreased 16.8 days to 17.5 days at December 31, 2014 compared to 34.3 days at December 31, 2013. Our accounts receivable balance and days sales outstanding at December 31, 2014 decreased primarily due to, in order of significance:

•	a decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

The amount of institutional scholarships and awards provided to our students increased 52.6% to $261.2 million in 2014 compared to $171.1 million in 2013.

In the year ended December 31, 2013, net cash flows from operating activities decreased $29.9 million to $77.7 million compared to $107.6 million in the year ended December 31, 2012. The decrease in net cash flows from operating activities was primarily due to a decrease in funds received as a result of lower student enrollments and the $46.0 million payment that we made to settle the litigation and absolve us from any further obligations under the 2007 RSA. The decrease was partially offset by lower income tax and compensation-related payments.

Investing. Capital expenditures, including expenditures for facility renovation, expansion and construction, totaled $6.1 million in 2014, $5.2 million in 2013 and $18.2 million in 2012. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements.

We also spent:

•	$5.2 million to acquire certain assets of Ascolta in the year ended December 31, 2014; and

•	$7.2 million to acquire Cable Holdings in the year ended December 31, 2013.

See Note 3– Acquisitions of the Notes to Consolidated Financial Statements, for a more detailed discussion of the Ascolta acquisition.

Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 4, 2014, we and certain of our subsidiaries entered into the Financing Agreement. Under the Financing Agreement, we received an aggregate principal amount of $100.0 million under the Term Loans. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89.2 million in cash collateral for letters of credit outstanding for our account, which was in addition to the approximately $0.1 million of cash collateral we had previously provided related to a letter of credit in September 2014. We also used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings, plus accrued interest and fees, owed by us under the Amended Credit Agreement in the amount of approximately $50.4 million on December 4, 2014. A portion of the proceeds of the Term Loans, as well as other funds, were also used for payment of fees in connection with the Financing Agreement.

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

See Note 12 – Debt of the Notes to Consolidated Financial Statements, for additional information regarding the Financing Agreement and the Amended Credit Agreement.

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
See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation. See Note 12 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt.

Beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements. As a result, among other things, the CUSO Secured Borrowing Obligation is recorded on our Consolidated Balance Sheets following that date. See Note 8 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Consolidation.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

        Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. As of June 30, 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has and will continue to reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. We believe that the amounts receivable from students to us has decreased, and will continue to decrease in future periods, as more students utilize the Opportunity Scholarship, instead of internal student financing.

Our revenue decreased in the year ended December 31, 2014 compared to the prior year, primarily as a result of the increase in institutional scholarships and awards provided to our students. As a result of the increase in institutional scholarships and awards, our revenue decreased $90.6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013 and $108.3 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. We believe that the reduction in our Core Operations revenue per student in 2014 compared to 2013 was primarily attributable to the amount of institutional scholarships that we awarded in 2014 compared to 2013. The increase in institutional scholarships and awards in the year ended December 31, 2014 was primarily due to the introduction of the Opportunity Scholarship at the vast majority of the ITT Technical Institute campuses in the academic quarter that began in March 2013, and the expanded availability and increased utilization of the Opportunity Scholarship since its introduction.

In 2013 and 2012, we increased the amount of internal student financing that we provided to our students. The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Consolidated Balance Sheets. The increased amount of internal student financing that we previously provided to our students has also exposed us to greater credit risk. In addition, we have the risk of collection with respect to our internal student financing which contributed to an increase in our bad debt expense as a percentage of revenue. Bad debt expense as a percentage of revenue increased to 6.6% in the year ended December 31, 2014 compared to 6.3% in the year ended December 31, 2013.

The introduction and increased utilization of the Opportunity Scholarship has significantly decreased the need for us to provide internal student financing to our students. Days sales outstanding decreased 16.8 days to 17.5 days as of December 31, 2014, compared to 34.3 days at December 31, 2013. As of December 31, 2014, our accounts receivable less allowance for doubtful accounts decreased $53.1 million, or 53.4%, to $46.4 million compared to $99.5 million as of December 31, 2013, primarily due to:

•	a decrease in internal student financing caused by an increase in the utilization of the Opportunity Scholarship by our students; and

•	a decrease in total student enrollment.

We plan to continue offering the Opportunity Scholarship and other scholarships which we believe will continue to reduce the amount of internal student financing that we provide to our students. The increased use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a continuation of the adverse factors that are described above, including a material adverse effect on our financial condition and cash flows.

Contractual Obligations and Other Commercial Commitments

The following table sets forth the specified contractual obligations and other commitments as of December 31, 2014:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$149,958	$41,207	$63,843	$36,764	$8,144
Term Loans(a)	123,178	19,291	103,887	0	0
PEAKS Senior Debt(b)	114,702	43,299	28,401	24,816	18,186
CUSO Secured Borrowing Obligation(c)	192,670	20,813	46,129	48,028	77,700

Total	$580,508	$124,610	$242,260	$109,608	$104,030

Other Commitments
Letters of credit fees (d)	$21,203	$2,815	$8,063	$10,325	$0

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of the required quarterly principal payment amounts and quarterly administrative fees, as well as the required monthly interest payment amounts. It does not include any amounts that we may have to pay pursuant to the mandatory prepayment provision based on excess cash flow, as described in the Financing Agreement, because of the uncertainty of the amount of any excess cash flow. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of December 31, 2014. See Note 12 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Financing Agreement.
(b)

The PEAKS Senior Debt represents the PEAKS Senior Debt issued by the PEAKS Trust. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Consolidated Balance Sheet as of December 31, 2014. There is no separate liability recorded on our Consolidated Balance Sheet as of December 31, 2014 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS

Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of December 31, 2014. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 8 – Variable Interest Entities, Note 12 – Debt and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The CUSO Secured Borrowing Obligation represents the estimated amount owed by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA. Beginning on September 30, 2014, the CUSO was consolidated in our consolidated financial statements, and the CUSO Secured Borrowing Obligation was included on our Consolidated Balance Sheet as of December 31, 2014. There is no separate liability recorded on our Consolidated Balance Sheet as of December 31, 2014 for the CUSO RSA, because this liability was eliminated upon the CUSO Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the CUSO Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the CUSO Student Loans and, therefore, are subject to change. See Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements, for a further discussion of the CUSO Secured Borrowing Obligation.
(d)	Represents the estimated amount of fees that we believe we will be required to pay in each of the periods shown related to the letters of credit issued for our account that were outstanding as of December 31, 2014. We estimated the amount of fees due on the letters of credit in each of the periods assuming that the letters of credit that were outstanding as of December 31, 2014 will remain outstanding in the same amount over the next five years, except for the ED Letter of Credit, which we assumed would remain outstanding until November 4, 2019. The estimated fee amounts have been calculated using the rates specified in the Amended Credit Agreement under which they were issued. See Note 12 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of these fees. As of December 31, 2014, the amount of the letters of credit that we had caused to be issued was $82.1 million. The face amounts of the letters of credit are not included in the amounts shown in the table because they do not constitute a type of contractual obligation that is required to be disclosed in the table, and we cannot reasonably predict if or when the letters of credit may be drawn upon. In addition, we have provided cash collateral in the amount of approximately $89.3 million related to the letters of credit. In the event that any of the letters of credit are drawn upon, the issuing bank would be able to access the related cash collateral to satisfy such draw. See “—Off-Balance Sheet Arrangements”, below, for further discussion of the letters of credit.

The table above does not reflect unrecognized tax benefits of $24.9 million and accrued interest related to unrecognized tax benefits of $6.1 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We believe it is reasonably possible that we could pay approximately $1.0 million within the 12 months following December 31, 2014 to resolve certain income tax audits for which we have recorded an unrecognized tax benefit. See Note 13 – Income Taxes of the Notes to Consolidated Financial Statements, for additional information on the unrecognized tax benefits as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next nine years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2014, the total face amount of those surety bonds was approximately $19.0 million.

We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. As of December 31, 2014, the amount of the outstanding letters of credit that we have caused to be issued to the ED, our workers’ compensation insurers and one of our state regulatory agencies was $82.1 million. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. As of December 31, 2014, approximately $89.3 million of cash is maintained in a restricted bank account to satisfy those cash collateral requirements. This amount is included in the line item Collateral deposits on our Consolidated Balance Sheet as of December 31, 2014. See Note 12– Debt and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the ED Letter of Credit.

Beginning on September 30, 2014, our consolidated financial statements include the CUSO. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheet as of December 31, 2014. While we no longer record a contingent liability for the CUSO RSA on our Consolidated Balance Sheet beginning September 30, 2014, our obligations under the CUSO RSA remain in effect. See Note 8 – Variable Interest Entities and Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the CUSO Consolidation. See also Part I, Item 1A “Risk Factors –Risks Related to Recent Developments –The CUSO Consolidation could have a material adverse effect on our consolidated financial statements and our compliance with covenants and metrics to which we are subject.”

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

We derived approximately 97% of our revenue from tuition and approximately 3% from tool kit sales and student fees in the year ended December 31, 2014, and approximately 98% from tuition and approximately 2% from tool kit sales and student fees in each of the years ended December 31, 2013 and 2012. The amount of tuition earned depends on:

•	the cost per credit hour of the courses in our education programs;

•	the length of a student’s enrollment;

•	the number of courses a student takes during each period of enrollment; and

•	the total number of students enrolled in our education programs.

Each of these factors is known at the time our tuition revenue is calculated.

Since the academic quarter that began in March 2013, we have significantly increased the amount of institutional scholarships and awards that we offer to our institutions’ students and which those students use to help reduce their educational expenses. Institutional scholarships and awards reduce the students’ tuition charges and are recorded as offsets to revenue. In the year ended December 31, 2014, institutional scholarships and awards amounted to, in aggregate, approximately $261.2 million, compared to approximately $171.1 million in the year ended December 31, 2013.

Interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans, is included in revenue in our Consolidated Statements of Operations and recognized based on the effective interest method, as described in Note 9 – Private Education Loans of the Notes to Consolidated Financial Statements.

Equity-Based Compensation. In accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), the value of our equity instruments exchanged for employee and director services is measured at the date of grant, based on the calculated fair value of the grant, and is recognized as an expense over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates for death or disability. As a result, in certain circumstances, the period of time that the grantee provides services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period. We recognize stock-based compensation expense on a straight-line basis over the service period applicable to the grantee.

We use a binomial option pricing model to determine the fair value of stock options granted, and we use the market price of our common stock to determine the fair value of restricted stock units (“RSUs”) granted. Various assumptions are used in the binomial option pricing model to determine the fair value of the stock options. These assumptions are discussed in Note 1 – Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements.

The following table sets forth the stock-based compensation expense, including its components, and related income tax benefit recognized in our Consolidated Statements of Operations in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of education services	$4,790	$4,799	$6,084
Student services and administrative expense	5,546	6,839	10,574

Total stock-based compensation expense	$10,336	$11,638	$16,658
Income tax (benefit)	(3,980)	(4,481)	(6,414)

	$6,356	$7,157	$10,244

As of December 31, 2014, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $9.0 million, net of estimated forfeitures, will be recognized in future periods. We expect to recognize this expense over the remaining service period applicable to the grantees which, on a weighted average basis, is approximately two years.

See also Note 1 – Business and Significant Accounting Policies and Note 6 – Equity Compensation Plans of the Notes to Consolidated Financial Statements, for a discussion of stock-based compensation.

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

Private Education Loans. We consolidate two VIEs that purchased, own and collect private education loans made to our students in our consolidated financial statements. Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements, and beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements.

Certain of the Private Education Loans had evidence of credit deterioration since the date those loans were originated and, therefore, we determined that, at the date of the PEAKS Consolidation and the CUSO Consolidation, it was probable that all contractually required payments under the applicable loans would not be collected. We recorded those loans at fair value at the date of the PEAKS Consolidation and the CUSO Consolidation, as applicable. We also recorded at fair value the Private Education Loans that did not individually have evidence of deteriorated credit quality at the date of the PEAKS Consolidation and the CUSO Consolidation, because we determined that the application of an expected cash flow model provided the most reasonable presentation and this accounting treatment was consistent with the American Institute of Certified Public Accountants’ (the “AICPA”) December 18, 2009 Confirmation Letter (the “Confirmation Letter”). No allowance for loan losses was recorded at the date of the PEAKS Consolidation or the CUSO Consolidation, because all of the Private Education Loans were recorded at fair value and future credit losses are considered in the estimate of fair value. Cash flows from the Private Education Loans expected to be collected within the 12 month period after December 31, 2014 have been classified as current on our Consolidated Balance Sheet. The remaining balance is classified as non-current.

As of the date of the applicable Consolidation, we aggregated the PEAKS Trust Student Loans into 24 separate pools of loans and the CUSO Student Loans into 48 separate pools of loans, based on common risk characteristics of the loans, which included:

•	the fiscal quarter in which the Private Education Loan was purchased by the PEAKS Trust or the CUSO; and

•	the consumer credit score of the borrower.

Loans that did not have evidence of deteriorated credit quality were not aggregated in the same pools with loans that had evidence of deteriorated credit quality. The same aggregation criteria, however, were used to determine those loan pools. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

On a quarterly basis subsequent to the PEAKS Consolidation and the CUSO Consolidation, as applicable, we estimate the total principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few Private Education Loans have been prepaid.

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for private education loan losses in our Consolidated Statement of Operations; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheet.

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

The impact of modifications made to loans in a loan pool is incorporated into our quarterly assessment of whether a significant change in the expected cash flows of the loan pool is probable or has occurred. We consider the historical loss experience associated with the Private Education Loans in estimating the future probabilities of default for all of the outstanding Private Education Loans.

The excess of any cash flows expected to be collected with respect to a loan pool of the Private Education Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Consolidated Balance Sheets, but it is accreted and included as interest income at a level rate of return over the remaining estimated life of the loan pool. If we determine that the timing and/or amounts of expected cash flows with respect to a loan pool are not reasonably estimable, no interest income would be accreted and the loans in that loan pool would be reported as nonaccrual loans. We recognize the accretable yield of the Private Education Loans as interest income, because the timing and the amounts of the expected cash flows are reasonably estimable.

If a Private Education Loan is paid in full or charged-off, that loan is removed from the loan pool. If the amount of the proceeds received for that loan, if any, is less than the unpaid principal balance of the loan, the difference is first applied against the loan pool’s nonaccretable difference for principal losses (i.e., the lifetime credit loss estimate established at the date of the related Consolidation). If the nonaccretable difference for principal losses with respect to a loan pool has been fully depleted, any unpaid loan principal balance in excess of the proceeds received for the loan is charged-off against the loan pool’s allowance for loan losses. We do not recognize charge-offs of individual Private Education Loans when those loans reach certain stages of delinquency, because those loans are accounted for at a loan pool level.

If any portion of a Private Education Loan that had previously been charged-off is recovered, the amount collected increases the applicable loan pool’s nonaccretable difference. If the nonaccretable difference with respect to the applicable loan pool has been fully depleted, the amount collected increases that loan pool’s allowance for loan losses.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as of December 31, 2014:

		Fair Value Measurements at Reporting Date Using
		(Level 1)
Description	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Cash equivalents:
Money market fund	$60,960	$60,960	$0	$0
Restricted cash:
Money market fund	1,967	1,967	0	0
Collateral deposits:
Money market fund	8,628	8,628	0	0

	$71,555	$71,555	$0	$0

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

Long-Lived Assets. We regularly review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. If we determine that the carrying value of the long-lived asset exceeds its fair market value, we recognize an impairment loss equal to the difference. We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions. We evaluate each note receivable individually for impairment. We consider a note receivable to be impaired when it is probable that we will be unable to collect all amounts of principal and interest owed to us under the terms of the underlying note. If the present value of the expected future cash flows from the note receivable is less than the carrying value of the note receivable, we recognize an impairment loss in the amount of the difference.

Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill and certain other intangible assets (primarily trademarks) are not amortized, because there are no legal, regulatory, contractual, economic or other factors that limit the useful life of those intangible assets. Intangible assets that are not amortized (indefinite-lived intangible assets) are subject to evaluation for impairment.

We perform this evaluation annually, during the fourth quarter, or more frequently if facts and circumstances warrant. These facts and circumstances may include a significant long-term decrease in our market capitalization based on events specific to our operations, as well as deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis. We also consider changes in the accreditation, regulatory or legal environment, increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors, when determining whether an interim impairment analysis is warranted.

We assess whether goodwill or other indefinite-lived intangible assets may be impaired by determining the estimated fair value of the reporting unit and comparing that value to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, we allocate the estimated fair value of the reporting unit to the assets (including intangible assets) and liabilities of the reporting unit, with the residual representing the implied fair value of goodwill. We recognize an impairment loss if, and to the extent that, the carrying value of the goodwill or other indefinite-lived intangible asset exceeds its estimated fair value.

Contingent Liabilities. We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee obligations and employee-related matters, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

Prior to the CUSO Consolidation, we determined the amount of our contingent liability for our guarantee obligations related to the CUSO Program by estimating the expected payments to be made by us under the guarantee and the amount that we expected to be repaid to us. We also considered the payment options available to us. To the extent that we projected that we would have sufficient funds available to pay the full amount of the outstanding balance of those private education loans that have been charged off at the time that they default to satisfy our guarantee obligations, we incorporated that assumption into our estimate of the contingent liability. If we did not believe that we would have sufficient funds available, we assumed that we would make monthly payments to satisfy our guarantee obligations related to the CUSO Program. We discounted the amount of those expected future monthly payments at a risk-free rate of interest. Making payments for the full amount of the charged-off loans at the time that they default results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods and, therefore, results in an estimated contingent liability that is less than if we had assumed we would make monthly payments in the future.

The difference between the amount of the guarantee payments that we expected to make and the amount that we expected would be repaid to us, each discounted at a risk-free rate of interest, as applicable, was included in our estimate of the amount of our contingent liability related to our guarantee obligations under the CUSO Program prior to the date of the CUSO Consolidation. Beginning on September 30, 2014, we no longer record a contingent liability related to the CUSO Program on our Consolidated Balance Sheet because the contingent liability was eliminated upon the CUSO Consolidation.

PEAKS Senior Debt. In accordance with ASC 810, we included the PEAKS Senior Debt on our consolidated balance sheet at its fair value as of February 28, 2013, the date of the PEAKS Consolidation. The difference between the fair value of the PEAKS Senior Debt and its outstanding aggregate principal balance at the date of the PEAKS Consolidation was recorded as an accrued discount on our consolidated balance sheet at the date of the PEAKS Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the life of the PEAKS Senior Debt.

CUSO Secured Borrowing Obligation. The CUSO Participants purchased participation interests in the CUSO Student Loans from the CUSO. The terms of the agreements between the CUSO Participants and the CUSO did not meet the requirements under ASC 860, “Transfers and Servicing” (“ASC 860”), to be considered a sale. As a result, the CUSO was required to record a liability (the “CUSO Secured Borrowing Obligation”) on its balance sheet for the cash received from the CUSO Participants. The CUSO Secured Borrowing Obligation represents the estimated amount that the CUSO owes to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA.

In accordance with ASC 810, we included the CUSO Secured Borrowing Obligation on our consolidated balance sheet at its fair value as of September 30, 2014, the date of the CUSO Consolidation. The difference between the estimated fair value of the CUSO Secured Borrowing Obligation and the amount expected to be paid by the CUSO to the CUSO Participants was recorded as an accrued discount on our consolidated balance sheet at the date of the CUSO Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the expected life of the CUSO Secured Borrowing Obligation.

The expected life of the CUSO Secured Borrowing Obligation is an estimate of the period of time over which payments are expected to be made by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans. The period of time over which payments are expected to be made by the CUSO to the CUSO Participants is based on when the CUSO Student Loans enter a repayment status and the period of time they remain in a repayment status. Since all of the CUSO Student Loans have not entered repayment, and those loans that have entered repayment may be granted forbearances or deferments, the period of time over which payments are expected to be made to the CUSO Participants is an estimate. The assumptions used to estimate the expected life of the CUSO Secured Borrowing Obligation are reviewed periodically and updated accordingly, which may result in an adjustment to the expected life of the CUSO Secured Borrowing Obligation and the related recognized interest expense.

New Accounting Guidance

For a discussion of applicable new accounting guidance, see Note 2 – New Accounting Guidance of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Amended Credit Agreement, Financing Agreement and the PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the Private Education Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the year ended December 31, 2014.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item appears on pages F-1 through F-62 of this Annual Report.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2014. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2014, because of material weaknesses (collectively, the “Material Weaknesses”) in our ICFR described in Management’s Report on Internal Control Over Financial Reporting included in this filing. Notwithstanding the Material Weaknesses, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report on Form 10-K.

Management’s Plan for Remediation

Our management and Board of Directors are committed to the remediation of the Material Weaknesses, as well as the continued improvement of our overall system of ICFR. We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the Material Weaknesses, which primarily include:

•	engaging a third-party consultant to assist us in our review and testing of the private education loan data that we receive from the servicer;

•	separating responsibilities related to information system access;

•	enhancing the level of the precision of the review controls related to our financial close and reporting process, our income tax reporting process, and our accounting for leasehold improvements; and

•	engaging supplemental internal and external resources.

We believe these measures will remediate the control deficiencies. While we have completed some of these measures as of the date of this report, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to determine whether the Material Weaknesses have been remediated. Therefore, the Material Weaknesses have not been remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the Material Weaknesses, we may determine that additional measures are required to address the control deficiencies.

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

Prior Material Weaknesses and Remediation Measures

We disclosed in Management’s Report on Internal Control Over Financial Reporting of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that there were matters that constituted material weaknesses in our ICFR (the “2013 Material Weaknesses”). Specifically, we did not maintain effective internal controls related to:

•	the assessment of events that could affect the determination of whether we are the primary beneficiary of VIEs in which we hold a variable interest;

•	the assessment of the completeness and accuracy of the data maintained by the servicer of the private education loans that are owned by a variable interest entity that we were required to consolidate;

•	the review of assumptions and methodologies developed by third-party consultants to project guarantee obligations under the CUSO RSA; and

•	the timely identification and communication of information relevant to the private education loan programs to those members of our management who are responsible for our financial reporting processes.

We committed to remediating the control deficiencies that constituted the 2013 Material Weaknesses by implementing changes to our ICFR. In 2014, we implemented measures to remediate the underlying causes of the control deficiencies that gave rise to the 2013 Material Weaknesses, including, without limitation:

•	establishing new roles in executive management and financial reporting;

•	implementing additional oversight and review;

•	engaging additional third-party consultants to assist with assessing the data received from the servicer of private education loans for the purpose of valuation of the loans and related obligations;

•	engaging a third-party consultant to assist us in compiling and reviewing the financial reporting related to the VIEs that we consolidate; and

•	establishing more formalized communications for matters related to the private education loan programs.

Our management concluded that the remedial measures were sufficient to remediate all but the deficiency related to the data maintained by the servicer of the private education loans. Because certain of the corrective actions specific to this deficiency have not been fully implemented as of the date of this report, this deficiency was not considered to be fully remediated as of December 31, 2014.

We continue to maintain appropriate focus on these critical accounting areas and believe that the measures that we have implemented have remediated the identified control deficiencies that constituted three of the four 2013 Material Weaknesses and have strengthened our ICFR.

Changes in Internal Control Over Financial Reporting

In addition to the changes noted above, we have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, and have concluded that the following changes to our ICFR that occurred during the quarter ended December 31, 2014 have materially affected, or are reasonably likely to materially affect, our ICFR:

•	establishing new roles in executive management and financial reporting;

•	implementing additional oversight and review;

•	engaging additional third-party consultants to assist with assessing the data received from the servicer of private education loans for the purpose of valuation of the loans and related obligations;

•	engaging a third-party consultant to assist us in compiling and reviewing the financial reporting related to the VIEs that we consolidate; and

•	establishing more formalized communications for matters related to the private education loan programs.

Management’s Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting appears on page F-1 of this Annual Report and is incorporated herein by reference.

The effectiveness of our ICFR as of December 31, 2014 has been audited by Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, based on the criteria established in the Internal Control Integrated Framework (1992) issued by The Committee of Sponsoring Organizations of the Treadway Commission, as stated in its report dated May 29, 2015, which appears on page F-3 of this Annual Report and is incorporated herein by reference.

Item 9B.	Other Information.

Impairment Charge

In the year ended December 31, 2014, we recorded an impairment charge of $2.0 million for the impairment of goodwill associated with the acquisitions of Cable Holdings and the Ascolta business, and an impairment charge of $0.4 million for the impairment of the trademark associated with the acquisition of Daniel Webster College. See Note 11 – Goodwill and Other Intangibles to our Notes to Consolidated Financial Statements, for a further discussion of the impairment charges.

Amendment to Financing Agreement

On May 26, 2015, we entered into the FA Consent with Cerberus, as collateral agent and administrative agent, and the lenders party thereto. Pursuant to the FA Consent, Cerberus and the lenders under the Financing Agreement consent to an extension to June 15, 2015 of the deadline by which we are required to deliver to them the financial statements, projections and compliance certificate required under Sections 7.01(a)(ii) and 7.02(a)(iv) of the Financing Agreement for our fiscal quarter ended March 31, 2015. The foregoing description of the FA Consent is qualified in its entirety by reference to the FA Consent, a copy of which is filed herewith as Exhibit 10.46 and is incorporated herein by reference.

Amendment to CEO Letter Agreement

On May 26, 2015, we and Kevin M. Modany, our Chief Executive Officer, entered into a second amendment (the “Second Amendment”) to the letter agreement between Mr. Modany and us dated August 4, 2014 (as amended, the “Modany Letter Agreement”). Pursuant to the Second Amendment, the parties agreed to extend the Applicable Period (as provided for and defined in the Modany Letter Agreement) to August 31, 2015. The foregoing description of the Second Amendment is qualified in its entirety by reference to the Second Amendment, a copy of which is filed herewith Exhibit 10.69 and is incorporated herein by reference.

2015 Annual Meeting of Shareholders

Our Board of Directors has established July 27, 2015 as the new date of our 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”). Because the date of the 2015 Annual Meeting has been changed by more than 30 days from the anniversary of the 2014 Annual Meeting of Shareholders, a different deadline applies for submission of proposals by shareholders intended to be included in our 2015 proxy statement and form of proxy. Shareholders who wish to have a proposal considered for inclusion in our proxy materials for the 2015 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, must ensure that such proposal is received by our Secretary, Ryan L. Roney, at 13000 N. Meridian Street, Carmel, Indiana 46032 on or before the close of business on June 8, 2015, which we have determined to be a reasonable time before we expect to begin to print and send our proxy materials. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2015 Annual Meeting. The June 8, 2015 deadline will also apply in determining whether notice of a shareholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) of the Exchange Act.

In addition, in accordance with the requirements contained in our By-Laws, shareholders who wish to bring business before the 2015 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in our By-Laws) is received by our Secretary, Ryan L. Roney, at the address specified above no later than the close of business on June 8, 2015. Any such proposal must meet the requirements set forth in our By-Laws in order to be brought before the 2015 Annual Meeting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following is the biographical information with respect to our directors and our executive officers as of May 20, 2015. Unless otherwise specified, the occupation of each individual has been the same for the past five years.

C. David Brown, age 63, has been Chairman of Broad and Cassel, a law firm based in Florida, since March 2000. From 1989 until March 2000, he was Managing Partner of the Orlando office of the firm. Mr. Brown joined the firm in 1980. Mr. Brown is the immediate past Chairman of the Board of Trustees for the University of Florida. Mr. Brown is also a member of the board of directors of CVS Health Corporation, Rayonier Advanced Materials Inc., a leading specialty cellulose production company, and Orlando Health, a major health care provider serving Florida. During the past five years, he was also a director of Rayonier, Inc. Mr. Brown has been a director of ours since April 2015.

Jerry M. Cohen, age 63, retired as a senior partner of Deloitte in June 2014. Mr. Cohen joined Deloitte in 1973, and served for over 40 years with that firm, providing business advisory and audit services to a wide range of global organizations, including small, mid and large cap multinational public companies. Mr. Cohen worked with corporate boards of directors to develop, enhance and support corporate strategy and functioned as an advisor to senior executives and members of boards of directors. During his career, Mr. Cohen also served in a wide variety of strategic and leadership roles at Deloitte, including: managing partner, Philadelphia office; member of the Mid-Atlantic Executive Committee; regional managing partner – Assurance and Advisory Operations, Midwest; member of the Assurance and Advisory Management Committee; and member of the Assurance and Advisory Partner Evaluation and Compensation Committee. Mr. Cohen has been a Director of ours since September 2014.

John F. Cozzi, age 53, has served as a partner of AEA Investors LP, a private equity firm, since January 2004. Mr. Cozzi has been a Director of ours since October 2003.

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

James D. Fowler, Jr., age 71, served as senior vice president and director, human resources of ITT Industries, Inc., an industrial, commercial machinery and equipment company, from November 2000 until his retirement in October 2002. Mr. Fowler has been a Director of ours since April 1994.

Joanna T. Lau, age 56, has served as chairperson and chief executive officer of Lau Acquisition Corporation (doing business as LAU Technologies), a management consulting and investment firm, since March 1990. She is also a director of DSW Inc. Ms. Lau has been a Director of ours since October 2003.

Thomas I. Morgan, age 61, served as chairman of Baker & Taylor, Inc. (“B&T”), a distributor of physical and digital books, entertainment products and value-added services, from July 2008 until January 2014. He served as chief executive officer of B&T from July 2008 through January 2013. Prior to that, Mr. Morgan served as chief executive officer of Hughes Supply, Inc., a diversified wholesale distributor of construction, repair and maintenance-related products, from May 2003 until his retirement in March 2006. Mr. Morgan is also a director of Rayonier Advanced Materials, Inc. and Tech Data Corporation. During the past five years, Mr. Morgan was also a director of Rayonier, Inc. Mr. Morgan previously served as a Director of ours from May 2006 to June 2008, and currently has served as a Director of ours since January 2013.

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

Kevin M. Modany, age 48, has served as our Chief Executive Officer since April 2007. In August 2014, Mr. Modany notified our Board of Directors that he intended to resign as our Chief Executive Officer. Following Mr. Modany’s notice, we entered into the Modany Letter Agreement, pursuant to which he would remain Chief Executive Officer during the Applicable Period. Mr. Modany will resign his position as our Chief Executive Officer on the last day of the Applicable Period. Mr. Modany served as a Director of ours from July 2006 until August 4, 2014 and as our Chairman from February 2008 until August 4, 2014. He also served as our President from April 2005 through March 2009.

Eugene W. Feichtner, age 59, has served as our President and Chief Operating Officer since August 2014. Mr. Feichtner served as an Executive Vice President and as President, ITT Technical Institute Division from April 2009 until August 2014. He served as our Senior Vice President, Operations from March 2004 through March 2009.

        Daniel M. Fitzpatrick, age 55, has served as our Executive Vice President, Chief Financial Officer since April 2009. In April 2015, Mr. Fitzpatrick notified us of his plan to retire as our Chief Financial Officer. Following Mr. Fitzpatrick’s notice, we entered into the Fitzpatrick Letter Agreement, pursuant to which he would remain Chief Financial Officer during the Transition Period. Mr. Fitzpatrick will resign his positions with us on the last day of the Transition Period. Mr. Fitzpatrick served as our Senior Vice President, Chief Financial Officer from June 2005 through March 2009.

Gerald T. Hope, age 52, has served as our Executive Vice President, Chief Information Officer since September 2013. Mr.

Hope served as global head, chief information officer of corporate systems of Thomson Reuters Corporation (“Thomson Reuters”), a leading source of intelligent information for the world’s businesses and professionals, from February 2009 until September 2013. Prior to that, Mr. Hope served as general manager and vice president of operations of Thomson Reuters from May 2005 until November 2007.

Angela K. Knowlton, age 52, has served as our Senior Vice President, Controller and Treasurer since March 2010 and was designated as our principal accounting officer in November 2014. She served as our Vice President, Controller and Treasurer from February 2006 to March 2010.

June M. McCormack, age 67, has served as an Executive Vice President since April 2009 and as our President, Online Division since May 2008. Ms. McCormack also served as our Interim Chief Information Officer from May 2012 through November 2012 and from June 2013 through September 2013.

Ryan L. Roney, age 42, has served as our Executive Vice President, Chief Administrative and Legal Officer and Secretary since July 2014. Mr. Roney served as the chief legal officer, executive vice president of business development and corporate secretary of Vistage International, Inc., a chief executive membership organization, from December 2012 until July 2014. Prior to that, he served as the chief ethics and compliance officer of Powerwave Technologies, Inc., a global supplier of end-to-end wireless solutions for wireless communications networks from June 2011 until November 2012. From October 2000 until March 2011, Mr. Roney served in various roles with Smiths Group, PLC, most recently as general counsel of Smiths Detection, a provider of regulated technology products and advanced services from August 2002 through March 2011.

Glenn E. Tanner, age 67, has served as our Executive Vice President, Chief Marketing Officer since April 2009. He served as our Senior Vice President, Marketing from April 2007 through March 2009.

Rocco F. Tarasi, III, age 43, has served as Senior Vice President, President – The Center for Professional Development since January 2013. He served as our Vice President, Finance – Corporate Strategy and Development from October 2011 through January 2013. Mr. Tarasi was the co-founder of BrainCredits Corporation, an education start-up, from August 2010 through October 2011, and served as managing director, policyIQ for Resources Global Professionals, a multinational professional services firm, from July 2003 through August 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports of ownership with the SEC. These persons also are required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during 2014, all of our executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements.

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

The Audit Committee held 11 meetings during 2014. The members of the Audit Committee in 2014 until August 4, 2014, were John F. Cozzi, John E. Dean (Chairperson), Joanna T. Lau and Thomas I. Morgan. From August 4, 2014 until October 6, 2014, the members of the Audit Committee were John F. Cozzi, Joanna T. Lau and Thomas I. Morgan (Chairperson). The current members of the Audit Committee are, and since October 6, 2014 have been, Jerry M. Cohen (Chairperson), John F. Cozzi, Joanna T. Lau and Thomas I. Morgan. Our Board of Directors has determined that Jerry M. Cohen is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act, and is independent pursuant to our categorical standards of independence, Section 303A.02 of the NYSE Listed Company Manual and Rule 10A-3 of the Exchange Act. Each of the current members of the Audit Committee is independent and each of the members of the Audit Committee in 2014 while serving as such was independent, pursuant to our categorical standards of independence, Section 303A.02 of the NYSE Listed Company Manual and
Rule 10A-3 of the Exchange Act.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This discussion explains the compensation program for our executives, including the Named Executive Officers. The individuals included as Named Executive Officers in this document are:

•	Kevin M. Modany, who served as our Chief Executive Officer during all of 2014;

•	Daniel M. Fitzpatrick, who served as our Chief Financial Officer during all of 2014; and

•	John E. Dean, Eugene W. Feichtner and Ronald F. Hamm, who were our three other most highly compensated executive officers during 2014.

Mr. Dean has been a Director of ours since 1994, and in August 2014, he became our Executive Chairman of the Board upon the resignation of Mr. Modany as Chairman and a Director, and Mr. Modany’s notification of his intent to resign as our Chief Executive Officer in 2015. As Executive Chairman, Mr. Dean is an employee and executive officer of ours, and therefore he was considered along with our other executive officers in the determination of the Named Executive Officers for 2014. Mr. Dean’s compensation as Executive Chairman was determined by the Compensation Committee separately from the compensation of the other Named Executive Officers, and he is not a participant in the short-term compensation element of our executive compensation program, he is not eligible for perquisites from us, and he is not a participant in any of our employee benefit programs or plans, other than the
ESI 401(k) Plan and statutorily-mandated employee benefits (such as worker’s compensation coverage). As a result, in this discussion, Mr. Dean’s compensation is described separately from the descriptions of the compensation programs and determinations applicable to our other executive officers, including the other Named Executive Officers.

Mr. Hamm resigned from our company effective May 15, 2015. This discussion provides information regarding Mr. Hamm to the extent it applies based on his status with our company at the applicable time.

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

Executive Summary. Our executive compensation program is designed to attract, retain and motivate skilled executives. Based on its review of all of the elements of our executive officers’ compensation, the Compensation Committee found that the compensation paid to our executive officers in 2014 was reasonable in light of market practices and effective in fulfilling the Committee’s compensation objectives, as described below. See “—Compensation Objectives.”

In 2011, the Compensation Committee was required to make changes to our executive compensation program as a result of the Incentive Compensation Prohibition affecting our industry that severely limits the types of, and bases for awarding, compensation to employees of postsecondary education institutions, like us. The ED has defined this prohibition on incentive compensation to include anything of value for services rendered (other than a fixed salary or wage) that is:

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

As a result of the prohibition on basing any portion of the executives’ compensation on performance, the Compensation Committee did not establish an annual bonus program for 2014, but it did establish a short-term compensation element based on certain management objectives in 2014. As a result, in order to achieve the objectives noted above, the Compensation Committee used the following compensation elements as part of the 2014 executive compensation program, as described in more detail below under “—Compensation Elements”:

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

Compensation Element	Purpose	Link to Compensation Objectives
Base Salary	Fixed cash component used to help us attract, motivate and retain our executives.	• Competition • Focus

Short-Term Compensation	Variable cash component used to help us motivate and retain our executives.	• Competition • Focus

Equity-Based Compensation (e.g., Time-Based Stock Options and/or Restricted Stock Unit Awards)	Used to promote equity ownership by our executives.	• Competition • Alignment with Shareholder Interests • Focus
Aligns the executives’ interests with those of our shareholders.

Qualified Retirement Savings (i.e., 401(k) Plan Contributions)	Used to help us provide stable compensation and some security to our executives, in order to help them save for retirement on a tax-deferred basis.	• Competition • Focus

Nonqualified Deferred Compensation	Provided some security to our executives and helped them save a portion of their compensation for retirement on a tax-deferred basis.	• Deferrals and contributions are no longer made under these plans.

Pension Benefits (i.e., Qualified and Nonqualified Retirement Plan Earnings)	Allowed executives to focus on their job responsibilities while employed and provided some security upon retirement.	• Benefit accruals under our pension plans were frozen as of March 31, 2006.

Employee Benefits	Provides stable compensation and some security to our executives, in order to allow them to focus on their job responsibilities.	• Competition • Focus

Perquisites	Used to recognize our executives based on their responsibilities and to help us attract, motivate and retain our executives.	• Competition

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

• Competition • Alignment with Shareholder Interests • Focus

2014 Compensation

Base Salary. Salaries provide a necessary element of stability in the total compensation program and, as such, are not subject to variability. Salaries are set and administered to reflect the value of the job in the marketplace. In January 2014, the Compensation Committee established the salary levels for the Named Executive Officers (other than Mr. Dean), that became effective on February 10, 2014, based on a review of:

•	the base salaries of executives in the same or similar positions at the comparator companies that the Committee uses for benchmarking as described under “—Process for Establishing Compensation— Benchmarking”;

•	the area and level of job responsibilities of each executive;

•	inflationary factors; and

•	tenure and industry knowledge and experience.

The following table sets forth the annualized base salary information for each of the Named Executive Officers other than Mr. Dean as of February 10, 2014.

Named Executive Officer	2014 Annualized Base Salary	Dollar Increase Over Prior Year	Percentage Increase Over Prior Year
Kevin M. Modany	$824,076	$24,002	3.0%
Daniel M. Fitzpatrick	$412,000	$12,000	3.0%
Eugene W. Feichtner	$319,411	$9,303	3.0%
Ronald F. Hamm	$334,750	$9,750	3.0%

In connection with his appointment as Executive Chairman in August 2014, the Compensation Committee approved an annual base salary for Mr. Dean of $575,000. At the request of the Compensation Committee, Towers Watson & Co. (“Towers Watson”) conducted a market comparison review of the base salary amounts for similar executive chairman positions. Towers Watson advised the Compensation Committee that the base salary amount for Mr. Dean was reasonable and within the range of market comparisons.

Short-Term Compensation. In March 2014, the Compensation Committee established a short-term compensation element for our executive officers that would be payable in early 2015, if certain management objectives (the “2014 Management Objectives”) were accomplished during 2014. The 2014 Management Objectives were not in any way related to the enrollment of students or the award of financial aid to avoid violating the Incentive Compensation Prohibition. Instead, the 2014 Management Objectives consisted of various business objectives that relate to certain initiatives that are part of our strategic plan. The 2014 Management Objectives and their relative weightings are as follows:

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

On January 26, 2015, the Compensation Committee reviewed the results of the 2014 Management Objectives and determined the extent to which each of the 2014 Management Objectives was accomplished by our executive officers in 2014. The Committee assigned one to five points to each 2014 Management Objective, based on its determination of the extent to which the objective was accomplished. The number of points assigned to each 2014 Management Objective was multiplied by the weight associated with that 2014 Management Objective, resulting in a weighted number of points for that 2014 Management Objective. The weighted number of points for all of the 2014 Management Objectives were added together, resulting in a total number of weighted points. The following table sets forth the maximum short-term compensation percentage associated with each range of the total number of weighted points that could be assigned to the 2014 Management Objectives by the Compensation Committee:

Total Weighted Points	Maximum Short-Term Compensation Percentage
4.76 - 5.00	200.0%
4.51 - 4.75	187.5%
4.26 - 4.50	175.0%
4.01 - 4.25	162.5%
3.76 - 4.00	150.0%
3.51 - 3.75	137.5%
3.26 - 3.50	125.0%
3.01 - 3.25	112.5%
2.76 - 3.00	100.0%
2.51 - 2.75	87.5%
2.26 - 2.50	75.0%
2.01 - 2.25	62.5%
1.76 - 2.00	50.0%

Total Weighted Points	Maximum Short-Term Compensation Percentage
1.51 - 1.75	41.7%
1.26 - 1.50	33.3%
1.00 - 1.25	25.0%

Based on the Committee’s determination of the extent to which each of the 2014 Management Objectives was accomplished, the total number of weighted points for the 2014 Management Objectives was 2.60. That total number of weighted points corresponds to a maximum short-term compensation percentage of 87.5%, based on the above table.

To determine the maximum short-term compensation amount that an officer could receive, the Committee multiplied the maximum short-term compensation percentage (determined as described above) by a standard short-term compensation percentage of annualized base salary, ranging from 32% to 100%, with the percentage depending on the officer’s position, and then multiplied that result by the officer’s annualized base salary. The Committee utilized the annualized base salary as of December 31, 2014 for Messrs. Modany, Fitzpatrick and Hamm, and as of February 9, 2015 for Mr. Feichtner. The Committee used Mr. Feichtner’s base salary rate as of that date, because it reflected the increase in his base salary related to the increased duties and responsibilities assumed by him in connection with his appointment as our President and Chief Operating Officer in August 2014. The following table sets forth the 2014 standard short-term compensation percentage of annualized base salary, for Messrs. Modany, Fitzpatrick and Hamm, as of December 31, 2014, and for Mr. Feichtner, as of February 9, 2015:

Named Executive Officer	2014 Standard Short- Term Compensation Percentage of Annualized Base Salary
Kevin M. Modany	100%
Daniel M. Fitzpatrick	65%
Eugene W. Feichtner	60%
Ronald F. Hamm	55	% (1)

(1)	During 2014, the Compensation Committee reduced the 2014 standard short-term compensation percentage for Mr. Hamm from 60% to 55% in connection with the Committee’s approval of the reimbursement of up to $30,000 in commuting expenses incurred by Mr. Hamm in 2014.

An executive officer’s actual short-term compensation payment, however, could be more or less than the officer’s potential short-term compensation amount as calculated as described above. An executive officer’s actual short-term compensation amount also took into consideration the Compensation Committee’s discretionary assessment of the officer’s individual contribution toward accomplishing each 2014 Management Objective. The Committee did not make any further adjustments to any of the Named Executive Officers’ 2014 short-term compensation from the amounts calculated as described above.

On January 26, 2015, the Compensation Committee approved the payment of the 2014 short-term compensation amount in cash to each of the Named Executive Officers, other than Mr. Dean, as follows:

Named Executive Officer	2014 Short-Term Compensation Payment	2014 Short- Term Compensation Payment as a Percentage of 2014 Annualized Base Salary
Kevin M. Modany	$721,067	87.5%
Daniel M. Fitzpatrick	$234,325	56.9%
Eugene W. Feichtner	$245,000	61.3	%(1)
Ronald F. Hamm	$161,098	48.1%

(1)	Represents the percentage of Mr. Feichtner’s 2015 annualized base salary.

On January 26, 2015, the Compensation Committee also approved an additional bonus payment of $100,000 to Mr. Fitzpatrick in recognition of his significant efforts and time spent on company matters in 2014. That additional bonus payment amount is not included in the amount of Mr. Fitzpatrick’s 2014 short-term compensation payment shown in the table above, because it was a discretionary payment that was not part of the 2014 short-term compensation element. Mr. Dean was not a participant in the 2014 short-term compensation element, and he did not receive any discretionary or other bonus payments from us related to 2014.

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

In January 2014, the Compensation Committee reviewed market information regarding the form and grant value of equity awards granted at comparator companies and companies in the survey data provided by Towers Watson. Although the Committee did not change its philosophy regarding targeting the upper quarter of the range of equity-based compensation at comparator companies, in 2014 the Committee determined to grant the same number of shares to each executive that it had granted in the prior year, despite the decline in our stock price, knowing that it resulted in a grant value that was lower than in the prior year.

The following table sets forth information about the stock options and RSUs that were granted under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (the “Amended 2006 Plan”) effective February 4, 2014 to each Named Executive Officer, other than Mr. Dean, as described above.

	Stock Options				RSUs
Named Executive Officer	Number of Securities Underlying Option Granted		Exercise Price	Expiration Date	Number of RSUs		Grant Date (1)	Date Compensation Committee Took Action (2)
Kevin M. Modany	62,500	(3)	$27.94	02/04/21	28,125	(4)	02/04/14	01/20/14
Daniel M. Fitzpatrick	15,000	(3)	$27.94	02/04/21	6,750	(4)	02/04/14	01/20/14
Eugene W. Feichtner	10,000	(3)	$27.94	02/04/21	4,500	(4)	02/04/14	01/20/14
Ronald F. Hamm	10,000	(3)	$27.94	02/04/21	4,500	(4)	02/04/14	01/20/14

(1)	The effective date of the stock option and RSU grants.
(2)	The stock option and RSU grants were approved by the Compensation Committee during a Committee meeting on January 20, 2014, and had an effective grant date of February 4, 2014.
(3)	Nonqualified stock option granted at 100% of the closing market price of a share of our common stock on February 4, 2014, the effective date of the grant. One-third of the option is exercisable on the anniversary date of the grant in each of the years 2015, 2016 and 2017.
(4)	The period of restriction for this RSU grant lapses in thirds on the anniversary date of the grant in each of the years 2015, 2016 and 2017.

In connection with his appointment as Executive Chairman, the Compensation Committee approved a grant of RSUs to Mr. Dean on August 4, 2014. The RSUs had a value of $1,000,000, based on the closing price of the Company’s common stock on the date of grant, which resulted in a grant of 129,534 RSUs to Mr. Dean. The value of the RSUs granted to Mr. Dean was included as part of the Towers Watson market comparison review of the compensation for similar executive chairman positions, and Towers Watson advised the Compensation Committee that the value of Mr. Dean’s RSU award was reasonable and within the range of market comparisons. The RSUs will vest, subject to Mr. Dean’s continued service as an employee and/or a member of our Board of Directors, on August 4, 2015 or, if earlier, upon his termination of employment due to death or disability. Mr. Dean will continue to vest in the equity-based awards granted to him in connection with his service as a non-employee Director of ours.

2015 Compensation

Base Salary. In January 2015, the Compensation Committee determined not to make any changes to the annual base salaries for any of the Named Executive Officers (other than Mr. Feichtner) based on the current market and business conditions and inflationary considerations. The Committee did not utilize or review specific peer group comparator information. As previously disclosed, the Compensation Committee had approved an increase in Mr. Feichtner’s base salary from $319,411 in 2014 to $400,000 in 2015, to be effective as of February 9, 2015 (the date in 2015 that other employees at our headquarters received compensation adjustments), as a result of the increased duties and responsibilities assumed by Mr. Feichtner in connection with his appointment as our President and Chief Operating Officer in August 2014.

        Short-Term Compensation. In January 2015, the Compensation Committee established a short-term compensation element for our executive officers (other than Mr. Modany, due to his previously-announced intention to resign from the company, and Mr. Dean) that will be payable in early 2016, if certain management objectives (the “2015 Management Objectives”) are accomplished during 2015. As with the 2014 Management Objectives, the 2015 Management Objectives are not in any way related to the enrollment of students or the award of financial aid to avoid violating the Incentive Compensation Prohibition. Instead, the 2015 Management Objectives consist of various business objectives that relate to certain initiatives that are part of our strategic plan. The 2015 Management Objectives and their relative weightings are as follows:

	Management Objectives	Weight
1.	Resolve certain outstanding legal and regulatory matters involving the company.	20%

2.	Optimize the total number of contact hours in the first academic quarter of the ITT Technical Institutes’ program offerings.	20%
3.	Effect matters relating to the third-party loan servicing organizations for the private education loan programs.	15%
4.	Improve the 2015 ITT Technical Institute quarterly student evaluation average score.	15%
5.	Reduce the current and future carrying cost and collateralization of the letter of credit that the company is required to post for the benefit of the U.S. Department of Education.	10%
6.	Improve the average NCLEX score of the 2015 graduates of the Breckinridge School of Nursing and Health Sciences nursing program.	10%
7.	Acquire a training company to support strategic initiatives associated with The Center for Professional Development at ITT Technical Institute.	5%
8.	Obtain requisite federal, state and accrediting commission authorizations for the ITT Technical Institutes to offer a dual high school diploma and associate degree program.	5%

The determination of the extent to which the 2015 Management Objectives are accomplished by our executive officers will be made by the Compensation Committee in early 2016. The Committee intends to assign zero to five points to each 2015 Management Objective, based on the extent to which the Committee determines the objective was accomplished. The number of points assigned to each 2015 Management Objective will be multiplied by the weight associated with that 2015 Management Objective, resulting in a weighted number of points for that 2015 Management Objective. The weighted number of points for all of the 2015 Management Objectives will be added together, resulting in a total number of weighted points. The following table sets forth the maximum short-term compensation percentage that is associated with each range of the total number of weighted points that are assigned to the 2015 Management Objectives by the Compensation Committee:

Total Weighted Points	Maximum Short-Term Compensation Percentage
4.76 - 5.00	200.0%
4.51 - 4.75	187.5%
4.26 - 4.50	175.0%
4.01 - 4.25	162.5%
3.76 - 4.00	150.0%
3.51 - 3.75	137.5%
3.26 - 3.50	125.0%
3.01 - 3.25	112.5%
2.76 - 3.00	100.0%
2.51 - 2.75	87.5%
2.26 - 2.50	75.0%
2.01 - 2.25	62.5%
1.76 - 2.00	50.0%
1.51 - 1.75	41.7%
1.26 - 1.50	33.3%
1.00 - 1.25	25.0%

To determine the maximum short-term compensation amount that an officer may receive, the maximum short-term compensation percentage (determined as described above) will be multiplied by a standard short-term compensation percentage of annualized base salary as of December 31, 2015, ranging from 32% to 100%, with the percentage depending on the officer’s position, and the result will be multiplied by the officer’s annualized base salary. The following table sets forth the 2015 standard short-term compensation percentage of annualized base salary as of December 31, 2015 for each of the Named Executive Officers who currently are participants in the 2015 short-term compensation element:

Named Executive Officer	2015 Standard Short- Term Compensation Percentage of Annualized Base Salary
Daniel M. Fitzpatrick	65%
Eugene W. Feichtner	70	%(1)

(1)	Reflects an increase from the prior year, due to Mr. Feichtner’s appointment as our President and Chief Operating Officer in August 2014.

An executive officer’s actual short-term compensation payment, however, may be more or less than the officer’s potential short-term compensation amount as calculated as described above. An executive officer’s actual short-term compensation amount will be based on the Compensation Committee’s discretionary assessment of the officer’s individual contribution toward accomplishing each 2015 Management Objective. Any 2015 short-term compensation payment will be made in cash. The Compensation Committee may, in its sole discretion, modify the terms of the short-term compensation element at any time before it is paid.

Equity-Based Compensation. In January 2015, the Compensation Committee approved an award of the same number of shares subject to equity awards to each executive that it had awarded in the prior year, except in the cases of: (i) Mr. Modany, who did not receive a 2015 equity grant due to his previously-announced intention to resign from the company; (ii) Mr. Feichtner, whose 2015 equity grant was increased due to the increased duties and responsibilities assumed by him in connection with his appointment as our President and Chief Operating Officer in August 2014; and (iii) Mr. Dean, who did not receive a 2015 equity award in connection with his service as our Executive Chairman. Due to the fact that we were not current in our filings with the SEC at the time of the Committee’s approval, the Committee determined that the effective grant date of the equity awards will be the third trading day following the date that we become current in our filings with the SEC (unless within that three trading day period, we again become no longer current in our filings with the SEC). Pursuant to the Committee’s approval, the following equity awards will be granted to Messrs. Fitzpatrick and Feichtner:

•	Mr. Fitzpatrick – 15,000 stock options and 6,750 RSUs;

•	Mr. Feichtner – 17,500 stock options and 7,875 RSUs;

•	the stock option awards will have a per share exercise price equal to the per share closing sale price of our common stock on the NYSE on the effective grant date, will have a term of seven years from the effective grant date and will vest in thirds on February 9, 2016, February 9, 2017 and February 9, 2018; and

•	the RSUs will vest in thirds on February 9, 2016, February 9, 2017 and February 9, 2018.

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

In addition, we established the ESI Executive Deferred Bonus Compensation Plan (the “Deferred Bonus Plan”), an unfunded, nonqualified deferred compensation plan, for a select group of our management and highly-compensated employees, including the Named Executive Officers. The Deferred Bonus Plan allows eligible employees to defer payment of all or a portion of his or her annual bonus compensation and to earn interest on any annual bonus compensation payable in the form of cash and deferred under the plan. Since the Committee did not establish an annual bonus award component of executive compensation for 2014, executives did not receive any compensation that they could elect to defer under the Deferred Bonus Plan with respect to 2014. See “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.”

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

Employee Benefits and Perquisites

        Employee Benefits. All of our executives, other than Mr. Dean, are eligible to participate in our employee benefits, which include medical and dental benefits, vision insurance, life insurance, flexible spending account, tuition reimbursement, disability insurance, vacation leave, sick leave, bereavement leave, ITT Technical Institute tuition discounts and an employee assistance program that can help employees find answers to various kinds of personal concerns by offering consultation, support, information, planning and referrals. The employee benefits are generally available on a non-discriminatory basis to all full-time and part-time regular employees.

Perquisites. We also provide limited perquisites to our executives, including the Named Executive Officers, other than Mr. Dean, that vary based on the executive’s level. The perquisites include use of a company car for Mr. Modany only, a tax return preparation and financial planning allowance, tickets to sporting, theater and other events, enhanced disability benefits, an annual physical examination and relocation assistance for newly-hired executive officers from outside the Indianapolis metropolitan area whom we ask to relocate. With respect to Mr. Hamm, in each of 2014 and 2015, the Compensation Committee approved the reimbursement of commuting expenses incurred by Mr. Hamm in each of those years, up to $30,000 per year. In connection with that approval, the Committee eliminated Mr. Hamm’s perquisite related to tickets to sporting, theater and other events in each year, and reduced his standard short-term compensation percentage of annualized base salary from 60% to 55% under the short-term compensation element in each year.

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

The perquisites that we provided to our Named Executive Officers in 2014 are disclosed in the Summary Compensation Table and footnotes thereto. See “– Summary Compensation Table.” In January 2015, the Compensation Committee approved the value and type of perquisites to be provided in 2015 to the Named Executive Officers, which are generally consistent with the value and type of perquisites provided to them in 2014. The aggregate incremental cost to us in 2015 for providing all of the 2015 perquisites to the Named Executive Officers is not expected to exceed $150,000.

Potential Payments Upon Termination of Employment or a Change In Control of Us

Modany Letter Agreement. On August 4, 2014, in connection with Mr. Modany’s notification to our Board of Directors of his intention to resign as our Chief Executive Officer, we entered into the Modany Letter Agreement, pursuant to which Mr. Modany agreed to remain our Chief Executive Officer (or Special Advisor) through the Applicable Period, which subsequently has been extended to August 31, 2015. The Modany Letter Agreement provides that, subject to Mr. Modany’s compliance with the release requirement and the restrictive covenants and cooperation provisions, Mr. Modany will provide consulting services to us during the 18 months following his resignation as Chief Executive Officer, and we will pay Mr. Modany a monthly fee equivalent to his current monthly base salary (which is $68,673) and there will be continued vesting of his equity-based awards. Mr. Modany will have continued use of the company-provided automobile during the consulting period. Further, we will pay Mr. Modany a lump sum of $20,598, which is equal to the cost of 18 months of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1984, as amended (“COBRA”), for continued health, dental and vision coverage.

At the request of the Compensation Committee, Towers Watson conducted a market comparison review of the terms of the Modany Letter Agreement. Towers Watson advised the Compensation Committee that the terms of the Modany Letter Agreement were reasonable and within the range of market comparisons. The Compensation Committee also approved the payment by us of the fees and expenses of Mr. Modany’s counsel incurred in connection with the negotiation of the Modany Letter Agreement.

Fitzpatrick Letter Agreement. On April 29, 2015, in connection with Mr. Fitzpatrick’s notification to us of his plan to retire as our Chief Financial Officer, we entered into the Fitzpatrick Letter Agreement, pursuant to which Mr. Fitzpatrick agreed to remain our Chief Financial Officer (or Special Advisor) through the Transition Period. The Fitzpatrick Letter Agreement provides that subject to Mr. Fitzpatrick’s compliance with the release requirement and the restrictive covenants and cooperation provisions, he will provide consulting services to us during the 18 months following his resignation as Chief Financial Officer, and we will pay Mr. Fitzpatrick a monthly fee equivalent to his current monthly base salary (which is $34,333) and there will be continued vesting of his equity-based awards. Further, we will pay Mr. Fitzpatrick a lump sum of $20,598, which is equal to the cost of 18 months of coverage under COBRA for continued medical, prescription drug, dental and vision coverage. The Compensation Committee also approved the payment by us of the fees and expenses of Mr. Fitzpatrick’s counsel incurred in connection with the negotiation of the Fitzpatrick Letter Agreement.

Senior Executive Severance Plan. Our executive officers, including the Named Executive Officers (other than Mr. Dean), participate in the ITT Educational Services, Inc. Senior Executive Severance Plan (the “Senior Executive Severance Plan”), which provides for severance benefits if:

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

Independent Compensation Consultant. The Compensation Committee directly retains a consultant from an independent compensation consulting firm to provide advice on aspects of our executive and Director compensation programs. The Committee requests written reports and holds meetings with the consultant, which are not attended by any of our employees, in order to obtain independent opinions on compensation proposals. The independent compensation consultant helps the Committee determine the amount and, where applicable, the formula for each element of the compensation program for each executive. The independent compensation consultant also assists the Committee in selecting the companies used for benchmarking and comparison purposes in certain years. The Compensation Committee retained the independent compensation consulting firm Towers Watson to advise it on 2014 and 2015 compensation determinations.

Determinations. In determining and recommending the compensation of our executives, the Compensation Committee consults with its independent compensation consulting firm and, along with our Chief Executive Officer, makes assessments after deliberate and thorough review and consideration of various factors. In 2014 and 2015, these factors included:

•	the level and area of job responsibilities of the executive;

•	inflationary factors; and

•	tenure and industry knowledge and experience.

In 2014, these factors also included the competitive marketplace and, in particular, how the level of an executive’s compensation compares with the compensation paid to executives in the same or similar positions and with similar responsibilities at comparator companies. In 2015, the Compensation Committee did not review a detailed analysis of compensation paid to executives at comparator companies, but it did review a report from Towers Watson regarding executive compensation pay level trends, short- and long-term incentive plan design trends and other trends in executive compensation.

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

In January 2015, the Compensation Committee met in executive session to review a tally of the total compensation received by each of the executive officers in 2014 and information provided by Towers Watson. The Committee noted that there still had not been any clarification regarding the types of compensation that are prohibited and which activities and employees are covered by the Incentive Compensation Prohibition and, therefore, it would continue to avoid basing executive compensation on performance-related metrics. In January 2015, the Committee determined to continue the short-term compensation element of executive compensation, and it established the management objectives for 2015 under such element. See “—Compensation Elements—2015 Compensation—Short-Term Compensation.”

        Shareholder Feedback. In January 2015, the Compensation Committee considered the fact that, at the 2014 Annual Meeting of Shareholders, our shareholders approved the compensation paid to our Named Executive Officers as disclosed in the Proxy Statement for our 2014 Annual Meeting, and that the votes cast for that advisory proposal totaled approximately 84% of the shares represented at the 2014 Annual Meeting and entitled to vote. The Committee noted that this level of support was significantly higher than the 54% level of support for the same proposal at the 2013 Annual Meeting Shareholders. As a result of the higher level of support at the 2014 Annual Meeting of Shareholders, the Committee believes that, overall, our shareholders are not dissatisfied with our executive compensation program in light of the limitations imposed by the Incentive Compensation Regulations. The Committee also considered discussions that our Chief Executive Officer and Chief Administrative and Legal Officer had prior to the 2014 Annual Meeting with certain of our shareholders that own a significant percentage of our common stock regarding our executive compensation program and any concerns that such shareholders had related to it. We were told by some of those shareholders that while they would prefer that we base executive compensation on performance-related metrics, as we did prior to 2011, they understand that we have concluded that to do so would present a significant risk of violating the Incentive Compensation Prohibition. Despite understanding these limitations on our executive compensation program, some of those shareholders may be required to follow formulaic internal or external voting guidelines and, therefore, may be forced to cast a vote against our executive compensation proposal when otherwise they may not have. In addition, some of the shareholders expressed their support for the Compensation Committee’s objective that the compensation of executives be reflective of the competitive marketplace in an effort to attract, retain and motivate talented executives. The Compensation Committee evaluated the feedback received from these shareholders and reiterated that it too would prefer to include performance-based metrics in our executive compensation program, but that the risk of violating the Incentive Compensation Prohibition is too high. As a result, the Committee determined that it is not able to make changes to the program at this time to address concerns related to the lack of performance-based metrics. The Committee noted that it continues to monitor the ED for any guidance that might reduce the risk of certain types of performance-based compensation violating the Incentive Compensation Prohibition.

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

In each of the above circumstances, the exercise price of any stock option granted is the closing market price of a share of our common stock on the effective date of the stock option grant. In addition, the number of any RSUs is either determined prior to the effective date of grant or is based on the closing market price of a share of our common stock on the effective date of the RSU grant. The grants of equity-based compensation to newly-hired employees that otherwise would have occurred after April 30, 2014 were postponed due to our company not being current in its filings with the SEC. Those grants will be made following our company becoming current in its SEC filings.

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

Benchmarking. The Compensation Committee believes that compensation decisions are complex and from time to time it reviews the compensation levels paid to executives in the same or similar positions at other comparator companies. Although the Compensation Committee does not rely solely on benchmarking to determine any element of compensation or overall compensation, the Compensation Committee has utilized compensation data in connection with decisions regarding the competitive positioning of the Company’s compensation levels.

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
• DeVry Education Group, Inc.;

For 2015 compensation determinations, the Compensation Committee did not utilize a company-specific peer group or other detailed comparator information. The Committee reviewed information from Towers Watson that reviewed trends in executive compensation pay levels, trends in short- and long-term incentive plan design and other executive compensation trends. That information contained data regarding the primary components of compensation from the 2014/2015 Towers Watson CDB General Industry Executive Compensation Survey for the chief executive officer position and aggregate top 20 highest paid executives. That survey consisted of 342 companies. Companies used in that analysis reflected the general industry, and the Compensation Committee did not select specific companies from among the survey participants. Data provided in the analysis reflected broad industry trends related to executive compensation. The information also included executive compensation trends in companies in the S&P 1500.

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

We do not impose any specific equity or security ownership requirements on our executives. We believe that the equity-based compensation paid to our executives serves to align their interests with those of our shareholders. We believe that it is improper and inappropriate for any employee or Director to engage in short-term or speculative transactions involving our securities. We have a policy that prohibits our officers and Directors from purchasing or selling any publicly-traded options for our securities. This includes the trading of any call or put, the writing of any call or put, hedging or the use of collars. Further, our officers and Directors are prohibited from purchasing any financial instruments (including without limitation prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of equity securities granted to or held by such person. In addition, our officers and Directors are prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.

The Impact of Accounting and Tax Treatments on the Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”) limits the allowable deduction for compensation paid or accrued with respect to the chief executive officer and each of the three other most highly compensated executive officers (other than the chief financial officer) of a publicly held corporation to no more than $1 million per year. This limitation does not apply to compensation that meets the requirements under Section 162(m) and the regulations promulgated thereunder for “qualified performance-based” compensation. Our equity-based compensation plans have been approved by our shareholders and include a fixed limit on the number of stock options that may be granted to any individual in any given year, and the exercise price is based on the fair market value of our stock on the date of grant. As a result, any future gains that may be realized on the stock options granted under our equity-based compensation plans should be exempt from the $1 million limit on deductible compensation under Section 162(m). RSUs granted under our equity compensation plans, however, are subject to the 162(m) deduction limitation because the vesting of those RSUs is based on the passage of time instead of performance conditions. Further, the Committee’s ability to maximize the tax deductibility of other forms of compensation beginning July 1, 2011 is limited by the Incentive Compensation Prohibition, because those regulations can be reasonably interpreted to prohibit the payment of performance-based compensation.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with our management. Based on that review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Proxy Statement for our 2015 Annual Meeting of Shareholders for filing with the U.S. Securities and Exchange Commission.

Compensation Committee
John F. Cozzi
James D. Fowler, Jr.
Thomas I. Morgan, Chair
Samuel L. Odle
John A. Yena

Compensation-Related Risk Assessment

Our Compensation Committee conducted an assessment of the risks related to our compensation policies and practices in January 2015. In conducting this assessment, the Compensation Committee noted several features of our compensation programs that reduce the likelihood of excessive risk-taking, including the following:

•	We have established internal controls, enterprise risk management and a compliance program to discourage and identify any excessive risk-taking by our employees.

•	There is a balanced mix of cash, equity, annual and longer-term components in the compensation program for our executives.

•	Due to the Incentive Compensation Prohibition, our compensation programs are not based on the performance of our employees.

•	While our short-term compensation element is based on certain management objectives for a particular year:

•	the maximum short-term compensation percentage is capped at 200% of the standard short-term percentage of our executives’ annualized base salary, to protect against disproportionately large shorter-term incentives;

•	the Compensation Committee has substantial discretion on which to base the actual amount of the short-term compensation payments, including the ability to consider and reduce a payment amount if the Committee determines that an executive caused us to incur unnecessary or excessive risk;

•	the management objectives include many different business objectives that are company-wide objectives, as opposed to individual objectives, which encourage decision-making that is in the best long-term interests of our company and shareholders; and

•	the management objectives are not unreasonable or clearly unattainable without excessive risk-taking.

•	A significant portion of our executives’ total compensation consists of equity-based long-term awards, most of which vest over a period of three years, which encourages our executives to focus on sustaining our long-term interests. The equity grants are also made annually, so executives always have unvested awards that could decrease in value if our business is not managed for the long term.

•	Some of our non-executive employees are eligible to receive equity awards. For those non-executive employees who are eligible to receive equity awards, the equity awards encourage those employees to focus on our long-term interests.

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

Summary Compensation Table for Fiscal Years 2014, 2013 and 2012

Name and Principal Position	Year	Salary (1)		Bonus (2)		Stock Awards (3)		Option Awards(4)		Non-Equity Incentive Plan Compensation(5)		Change in Pension Value and Non- qualified Deferred Compensation Earnings (6)		All Other Compensation(7)		Total (8)
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Kevin M. Modany Chief Executive Officer	2014 2013 2012	$ $ $	821,380 798,596 788,250	$ $ $	0 0 985,313	$ $ $	785,813 543,094 4,962,439	$ $ $	788,750 572,500 1,960,000	$ $ $	721,067 1,000,093 0	$ $ $	11,908 3,011 10,857	$ $ $	77,406 55,333 56,525	$ $ $	3,206,324 2,972,627 8,763,384

Daniel M. Fitzpatrick Executive Vice President, Chief Financial Officer	2014 2013 2012	$ $ $	410,652 391,915 334,905	$ $ $	100,000 0 272,448	$ $ $	188,595 130,343 930,556	$ $ $	189,300 137,400 344,960	$ $ $	234,325 325,000 0	$ $ $	0 0 0	$ $ $	13,792 19,468 15,722	$ $ $	1,136,664 1,004,126 1,898,591

John E. Dean (9) Executive Chairman	2014		$309,726		$0		$1,000,002		$0		$0		$0		$221		$1,309,949

Eugene W. Feichtner President and Chief Operating Officer	2014 2013 2012	$ $ $	318,366 309,535 305,147	$ $ $	0 0 229,144	$ $ $	125,730 86,895 846,903	$ $ $	126,200 91,600 313,600	$ $ $	245,000 232,581 0	$ $ $	93,530 214 61,046	$ $ $	11,088 10,949 11,454	$ $ $	919,914 731,774 1,767,294

Ronald F. Hamm (10) Former Executive Vice President, President – Breckinridge School of Nursing and Health Sciences	2014 2013	$ $	333,655 243,750	$ $	0 0	$ $	125,730 86,895	$ $	126,200 91,600	$ $	161,098 192,319	$ $	0 0	$ $	37,701 23,451	$ $	784,384 638,015

(1)	Amounts shown represent the dollar value of base salary earned during each of the years indicated. For Mr. Dean, the amount shown for 2014 consists of: (i) $75,000, which is the dollar value of the annual retainer that he received in early 2014 as a non-employee Director of ours in 2014; and (ii) $234,726, which is the base salary that he earned in 2014 following his appointment as the Executive Chairman of the Board on August 4, 2014. Mr. Dean elected to receive payment of his annual retainer in shares of our common stock, and to defer receipt of those shares, pursuant to the ESI Non-Employee Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”). See “—Director Compensation—Directors Deferred Compensation Plan.”
(2)	Amounts shown represent the dollar value of discretionary bonus amounts earned in the stated year. Under Item 402(a) of Regulation S-K under the Exchange Act, any bonus award that is paid above the amounts earned by the Named Executive Officer under, or that is otherwise paid to the Named Executive Officer without regard to, pre-established targets is to be reported in this column. The amounts earned under pre-established targets are reported in column (g), “Non-Equity Incentive Plan Compensation,” of the Summary Compensation Table. The amount shown for Mr. Fitzpatrick in 2014 represents a discretionary bonus payment made to him in recognition of his significant efforts and time spent on company matters in 2014, which was in addition to the amount paid to him under the short-term compensation element of the executive compensation program for 2014, shown in the “Non-Equity Incentive Plan Compensation” column. The amounts shown in this column for 2012 consist of amounts paid under the short-term compensation element of our executive compensation, based on certain management objectives for 2012 (the “2012 Management Objectives”). In December 2012, the Compensation Committee decided to assign zero to five points to each 2012 Management Objective based on the extent to which it was accomplished, instead of the previously-established determination to assign five points to each 2012 Management Objective only if it was fully accomplished. This change resulted in these payments being included in this column instead of in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(3)	Amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of all awards of RSUs granted to the Named Executive Officer in the year indicated. To determine the grant date fair value of RSU awards, we use the closing market price of a share of our common stock on the effective date of the RSU award. The amounts ultimately realized by the Named Executive Officers from the RSU awards will depend on the price of our common stock in the future and may be quite different from the values shown. For Mr. Dean, the amount shown includes the aggregate grant date fair value of the award of RSUs granted to him on August 4, 2014, but does not include the amount of the 2014 Director annual retainer paid in early 2014 that Mr. Dean elected to receive in the form of shares of our common stock. That amount is included in column (c) of the table, and the fair value of such common stock was $74,984.
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

The following table sets forth the assumptions supporting those variables that were used to determine the values reported with respect to the stock options granted to the Named Executive Officers in each of the years indicated:

	Assumptions Associated with Stock Options Granted In
	2014	2013	2012
Volatility	55%	60%	51%
Expected life (in years)	4.7	4.6	4.5
Risk-free interest rate	1.3%	0.7%	0.7%
Dividend yield	None	None	None

The amounts ultimately realized by the Named Executive Officers from the option awards will depend on the price of our common stock in the future and may be quite different from the values shown.

(5)	Amounts shown represent the dollar value of all amounts earned for services performed during each of the years indicated pursuant to awards under non-equity incentive plans. There were no earnings on any outstanding non-equity incentive plan awards during any of the years indicated. The amounts reported in this column for 2014 and 2013 consist of amounts earned under the short-term compensation element of our executive compensation, based on the management objectives for that year, and paid in the following year. Under Item 402(a) of Regulation S-K under the Exchange Act, our short-term compensation element is defined to be non-equity incentive plan compensation, instead of bonus compensation, to the extent that the outcome with respect to the relevant targets under our management objectives was substantially uncertain at the time the targets were established by the Compensation Committee and communicated to the participants. As a result, our short-term compensation element is intended to serve as an incentive to obtain results over a specified fiscal year, which caused it to be reported in this column. As described further in “—Compensation Discussion and Analysis—Compensation Elements—2014 Compensation—Short-Term Compensation,” the amount shown in 2014 for Mr. Feichtner was based on his base salary rate as of February 9, 2015, instead of December 31, 2015 as initially contemplated, due to the fact that his base salary increase in connection with his appointment as our President and Chief Operating Officer in August 2014 was only delayed to February 2015 instead of being effective in August 2014 as a result of the Incentive Compensation Prohibition related to the number of permitted salary increases in a year. No changes were made to the 2014 Management Objectives applicable to Mr. Feichtner or any other Named Executive Officer. Amounts shown in this column include any portion of the award that may have been deferred by the Named Executive Officers under the Deferred Bonus Plan. See “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.”
(6)	Amounts shown consist of:

•	the aggregate change in actuarial present value of the Named Executive Officer’s accumulated benefit on an annualized basis under all defined benefit and actuarial pension plans (including supplemental plans) from December 31 of the prior completed fiscal year to December 31 of the covered fiscal year, except that with respect to the 2013 aggregate change in actuarial present value for all Named Executive Officer participants, that aggregate change was a negative number (see table below), and therefore in accordance with the SEC rule, that negative change is not included in the amount reported in this column or in the “Total” column; and

•	the above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, including such earnings on nonqualified defined contribution plans.

The aggregate change in actuarial present value of the Named Executive Officer’s accumulated benefit on an annualized basis under each of the following plans is presented in the table below:

•	the Retirement Plan for Salaried Employees of ITT Corporation (the “Old Pension Plan”), a non-contributory defined benefit pension plan;

•	the ESI Pension Plan, a cash balance defined benefit plan; and

•	the ESI Excess Pension Plan, an unfunded, nonqualified retirement plan.

See “– Pension Plans.”

Named Executive Officer	Old Pension Plan Aggregate Change in Present Value of Accumulated Benefit	ESI Pension Plan Aggregate Change in Present Value of Accumulated Benefit	ESI Excess Pension Plan Aggregate Change in Present Value of Accumulated Benefit	Total
Kevin M. Modany
2014	$0	$4,024	$5,188	$9,212
2013	$0	$(1,612)	$(2,078)	$(3,690)
2012	$0	$3,619	$4,667	$8,286
Daniel M. Fitzpatrick
2014	$0	$0	$0	$0
2013	$0	$0	$0	$0
2012	$0	$0	$0	$0
John E. Dean
2014	$0	$0	$0	$0
Eugene W. Feichtner
2014	$78,018	$12,312	$3,008	$93,338
2013	$(36,285)	$11,788	$2,893	$(21,604)
2012	$46,795	$11,286	$2,782	$60,863
Ronald F. Hamm
2014	$0	$0	$0	$0
2013	$0	$0	$0	$0

In addition, the above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified for the benefit of the Named Executive Officers under the ESI Excess Savings Plan, an unfunded, nonqualified retirement plan are specified in the table below. There were no above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified for the benefit of the Named Executive Officers under the Deferred Bonus Plan, an unfunded, nonqualified deferred compensation plan, in 2014, 2013 or 2012. See “– Nonqualified Deferred Compensation Plans.”

Named Executive Officer	ESI Excess Savings Plan Above-Market or Preferential Earnings on Deferred Compensation (A)
Kevin M. Modany
2014	$2,696
2013	$3,011
2012	$2,571
Daniel M. Fitzpatrick
2014	$0
2013	$0
2012	$0
John E. Dean
2014	$0
Eugene W. Feichtner
2014	$192
2013	$214
2012	$183
Ronald F. Hamm
2014	$0
2013	$0

(A)	Interest is above-market only if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding (as prescribed under Section 1274(d) of the IRC), at the rate that corresponds most closely to the rate under the applicable plan at the time the interest rate or formula is set. In the event of a discretionary reset of the interest rate, the requisite calculation is made on the basis of the interest rate at the time of such reset, rather than when originally established. Only the above-market portion of the interest is included.

(7)	Amounts shown represent all other compensation for each of the years indicated that could not properly be reported in columns (c) through (h) of the Summary Compensation Table, as follows:

	Perquisites (A)
Named Executive Officer	Use of a Company Car(B)	Tax Return and Financial Planning Allowance(C)	Event Tickets(D)	Enhanced Disability Benefits(E)	Annual Physical Examination(F)	Relocation Assistance(G)	Commuting Expenses(H)	Legal Expenses(I)	Perquisites Total
Kevin M. Modany
2014	$25,607	$14,686	$3,511	$6,593	$2,801	$0	$0	$18,475	$71,673
2013	$25,261	$6,331	$6,487	$6,422	$3,182	$0	$0	$0	$47,683
2012	$25,280	$14,230	$2,334	$6,503	$2,665	$0	$0	$0	$51,012
Daniel M. Fitzpatrick
2014	$0	$4,120	$643	$3,296	$0	$0	$0	$0	$8,059
2013	$0	$4,000	$2,056	$3,222	$2,540	$0	$0	$0	$11,818
2012	$0	$3,353	$436	$2,766	$1,667	$0	$0	$0	$8,222
John E. Dean
2014	$0	$0	$0	$0	$0	$0	$0	$0	$0
Eugene W. Feichtner
2014	$0	$3,194	$0	$2,555	$0	$0	$0	$0	$5,749
2013	$0	$3,101	$0	$2,502	$0	$0	$0	$0	$5,603
2012	$0	$3,055	$604	$2,521	$0	$0	$0	$0	$6,180
Ronald F. Hamm
2014	$0	$2,223	$0	$2,678	$0	$9,145	$16,005	$0	$30,051
2013	$0	$0	$69	$2,622	$0	$19,072	$0	$0	$21,763

Named Executive Officer	ITT/ESI Contributions Under ESI 401(k) Plan(J)	Perquisites Total	All Other Compensation(K)
Kevin M. Modany
2014	$5,733	$71,673	$77,406
2013	$7,650	$47,683	$55,333
2012	$5,513	$51,012	$56,525
Daniel M. Fitzpatrick
2014	$5,733	$8,059	$13,792
2013	$7,650	$11,818	$19,468
2012	$7,500	$8,222	$15,722
John E. Dean
2014	$221	$0	$221
Eugene W. Feichtner
2014	$5,339	$5,749	$11,088
2013	$5,346	$5,603	$10,949
2012	$5,274	$6,180	$11,454
Ronald F. Hamm
2014	$7,650	$30,051	$37,701
2013	$1,688	$21,763	$23,451

(A)	Amounts shown represent the aggregate incremental cost to us for the perquisites provided to the Named Executive Officers in each of the years indicated.
(B)	The methodology for computing the aggregate incremental cost to us for providing use of a company car involves compiling the expenses that were paid by us or reimbursed to the Named Executive Officer for the Named Executive Officer’s use of the vehicle. Those expenses include:

•	the amount of depreciation expense that we recognized on the company-owned car;

•	the cost of insurance premiums relating to the car that were paid by us;

•	the cost of gasoline used in the car that was paid or reimbursed by us; and

•	the cost of maintenance and repairs of the car that was paid or reimbursed by us.

(C)	The methodology for computing the aggregate incremental cost to us for providing a tax return and financial planning allowance involves determining the sum of all receipts for tax return and financial planning services that are submitted by and reimbursed to the Named Executive Officer up to the amount of the allowance authorized by the Compensation Committee (i.e., 2% of annualized base salary as of the effective date of any increase in base salary for that fiscal year for Mr. Modany, and 1% of annualized base salary as of the effective date of any increase in base salary for that fiscal year for each of the other Named Executive Officers).

(D)	The methodology for computing the aggregate incremental cost to us for providing event tickets involves identifying the specific events that the Named Executive Officer and his or her guests attended during the year and attributing the actual costs paid by us or reimbursed to the Named Executive Officer for the Named Executive Officer and his or her guests to attend the event. Those costs include:

•	the portion of a license fee for a private suite and associated spectator seats used by the Named Executive Officer and his or her guests;

•	the cost of food and beverages consumed by the Named Executive Officer and his or her guests in connection with the event;

•	the cost of tickets used by the Named Executive Officer and his or her guests to attend the event; and

•	the cost of parking fees incurred by the Named Executive Officer and his or her guests to attend the event.

(E)	The methodology for computing the aggregate incremental cost to us for providing enhanced disability benefits involves:

•	multiplying the monthly charge to us per employee for the enhanced short-term disability benefits by the number of months;

•	multiplying the annual charge to us per $100 of coverage for the enhanced long-term disability benefits by the number of $100 increments in the coverage; and

•	adding together the sum of the amounts calculated in the prior two bullet points.

(F)	The methodology for computing the aggregate incremental cost to us for providing annual physical examinations involves determining the expenses for such examination that have been paid by us directly to the provider or reimbursed to the Named Executive Officer.
(G)	The methodology for computing the aggregate incremental cost to us for providing relocation assistance involves compiling all of the reimbursable expenses, as specified in our relocation assistance program, that have been paid by us or the Named Executive Officer with respect to the relocation.
(H)	The methodology for computing the aggregate incremental cost to us related to commuting expenses involves compiling the expenses that were paid by us or reimbursed to the Named Executive Officer for certain costs incurred in connection with commuting to our headquarters, including mileage, meals and lodging.
(I)	The methodology for computing the aggregate incremental cost to us related to legal expenses involves compiling the amounts paid or reimbursed by us related to the fees and expenses of Mr. Modany’s counsel incurred in connection with the negotiation of the Modany Letter Agreement.
(J)	Amounts shown represent our contributions or other allocations made under the ESI 401(k) Plan, a defined contribution plan, for the benefit of the Named Executive Officers in each of the years indicated. See “– Equity Compensation and Qualified Savings Plans – ESI 401(k) Plan.”
(K)	Amounts shown do not include our cost for employee benefits that do not discriminate in scope, terms or operation in favor of our executive officers and that are available generally to all full-time and part-time regular employees, including, without limitation, medical and dental benefits, vision insurance, life insurance, flexible spending account, business travel and accident insurance, and disability insurance.
(8)	Amounts shown represent the sum of the dollar values for each compensation element in columns (c) through (i) in each of the years indicated.
(9)	On August 4, 2014, our Board of Directors appointed Mr. Dean as Executive Chairman of the Board, in connection with Mr. Modany’s resignation as Chairman and a Director, and Mr. Modany’s notification of his intent to resign as our Chief Executive Officer in 2015. Mr. Dean has been a Director of ours since 1994, but prior to 2014, he had not been an employee or executive officer of ours. As permitted by the SEC, because this is Mr. Dean’s first year as a Named Executive Officer, the compensation paid to Mr. Dean in years prior to 2014 is not included in this table. Mr. Dean’s compensation as a non-employee Director of ours in prior years, however, has been disclosed in proxy statements we previously filed with the SEC.
(10)	Mr. Hamm’s employment with us began in March 2013 and ended on May 15, 2015.

Amount of Salary and Bonus in Proportion to Total Compensation

The salary, non-equity incentive plan and bonus compensation and salary, non-equity incentive plan and bonus compensation, as a percentage of each Named Executive Officer’s total compensation, for the years indicated was as follows:

Named Executive Officer	Salary	Non-Equity Incentive Plan and Bonus Compensation(1)	Salary and Non- Equity Incentive Plan and Bonus Compensation(1)	Total Compensation(2)	Salary as a Percentage of Total Compensation	Non-Equity Incentive Plan and Bonus Compensation as a Percentage of Total Compensation	Salary and Non- Equity Incentive Plan and Bonus Compensation as a Percentage of Total Compensation
Kevin M. Modany
2014	$821,380	$721,067	$1,542,447	$3,206,324	25.6%	22.5%	48.1%
2013	$798,596	$1,000,093	$1,798,689	$2,972,627	26.9%	33.6%	60.5%
2012	$788,250	$985,313	$1,773,563	$8,763,384	9.0%	11.2%	20.2%
Daniel M. Fitzpatrick
2014	$410,652	$334,325	$744,977	$1,136,664	36.1%	29.4%	65.5%
2013	$391,915	$325,000	$716,915	$1,004,126	39.0%	32.4%	71.4%
2012	$334,905	$272,448	$607,353	$1,898,591	17.6%	14.4%	32.0%
John E. Dean
2014	$309,726	$0	$309,726	$1,309,949	23.6%	N/A	23.6%
Eugene W. Feichtner
2014	$318,366	$245,000	$563,366	$919,914	34.6%	26.6%	61.2%
2013	$309,535	$232,581	$542,116	$731,774	42.3%	31.8%	74.1%
2012	$305,147	$229,144	$534,291	$1,767,294	17.3%	13.0%	30.2%
Ronald F. Hamm
2014	$333,655	$161,098	$494,753	$784,384	42.5%	20.5%	63.1%
2013	$243,750	$192,319	$436,069	$638,015	38.2%	30.1%	68.3%

(1)	The amounts of non-equity incentive plan and bonus compensation reported in this table include the amounts of such compensation as reported in the Non-Equity Incentive Plan Compensation and Bonus columns of the Summary Compensation Table for each of the years indicated.
(2)	Amounts shown represent the sum of the dollar values for each compensation element that we are required to report in the Summary Compensation Table for each of the years indicated. See “– Summary Compensation Table.”

Generally in the years indicated, the amount of salary has represented less than 45%, and the amount of salary and non-equity incentive plan and bonus compensation combined has represented approximately 20% to 75%, of the Named Executive Officer’s total compensation. In addition, depending on achievement of management objectives, the amount of non-equity incentive plan compensation in each year could have ranged from 15% to 200% of the Named Executive Officer’s salary, depending on the Named Executive Officer’s position. The increases in non-equity incentive plan and bonus compensation, and salary and non-equity incentive plan and bonus compensation, in each case as a percentage of total compensation, in 2013 compared to 2012 were primarily due to no supplemental equity awards being made in 2013.

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

Amounts shown in the Total Wages column below differ substantially from, and should not be considered a substitute for, the amounts shown in the Total column of the Summary Compensation Table. The Total Wages amounts in the table below represent:

•	amounts paid as salary to the Named Executive Officer in the applicable year, less any tax-qualified deductions such as contributions or premiums paid by the Named Executive Officer to the ESI 401(k) Plan, certain health and welfare benefit plans and health savings accounts;

•	amounts paid as bonus, non-equity incentive plan compensation and short-term compensation to the Named Executive Officer in the applicable year;

•	the value realized from the exercise of stock options by the Named Executive Officer in the applicable year, determined by subtracting the exercise price of the option from the market price of a share of our common stock at exercise, and then multiplying that amount by the total number of shares acquired on exercise at that exercise price;

•	the value realized from the vesting of RSUs held by the Named Executive Officer in the applicable year, determined, for stock-settled RSUs, by multiplying the number of RSUs vested by the market price of a share of our common stock on the vesting date, and for cash-settled RSUs, by multiplying the number of RSUs vested by the average of the closing market prices of our common stock over the 20 trading day period prior to the settlement date;

•	the value of noncash payments, including certain fringe benefits, made to the Named Executive Officer in the applicable year;

•	the taxable cost of group-term life insurance in excess of $50,000 for the Named Executive Officer in the applicable year; and

•	the taxable amount of all other compensation paid to the Named Executive Officer in the applicable year.

Form W-2, Wage and Tax Statement Compensation Table

Name and Principal Position	Year	Total Wages (1)	Summary Compensation Table Total Compensation (2)	Difference (3)	Total Wages as a Percentage of Summary Compensation Table Total Compensation
Kevin M. Modany Chief Executive Officer	2014	$2,120,860	$3,206,324	$(1,085,464)	66.1%
	2013	$919,595	$2,972,627	$(2,053,032)	30.9%
	2012	$5,336,585	$8,763,384	$(3,426,799)	60.9%
	2011	$2,419,077	$6,412,454	$(3,993,377)	37.7%
	2010	$2,211,344	$6,745,967	$(4,534,623)	32.8%

Name and Principal Position	Year	Total Wages (1)	Summary Compensation Table Total Compensation (2)	Difference (3)	Total Wages as a Percentage of Summary Compensation Table Total Compensation
Daniel M. Fitzpatrick Executive Vice President, Chief Financial Officer	2014	$796,147	$1,136,664	$(340,517)	70.0%
	2013	$400,468	$1,004,126	$(603,658)	39.9%
	2012	$1,259,366	$1,898,591	$(639,225)	66.3%
	2011	$764,326	$1,527,927	$(763,601)	50.0%
	2010	$698,426	$1,429,072	$(730,646)	48.9%

John E. Dean Executive Chairman	2014	$221,416	$1,309,949	$(1,088,533)	16.9%

Eugene W. Feichtner President and Chief Operating Officer	2014	$626,787	$919,914	$(293,127)	68.1%
	2013	$323,208	$731,774	$(408,566)	44.2%
	2012	$1,542,401	$1,767,294	$(224,893)	87.3%
	2011	$678,190	$1,453,708	$(775,518)	46.7%
	2010	$1,409,800	$1,327,513	$82,287	106.2%

Ronald F. Hamm Former Executive Vice President, President – Breckinridge School of Nursing and Health Sciences	2014	$523,626	$784,384	$(260,758)	66.8%
	2013	$251,439	$638,015	$(386,576)	39.4%

(1)	Amounts shown are described above the table.
(2)	Amounts shown represent the amounts shown in, or calculated in accordance with the rules for, the Total column of the Summary Compensation Table.
(3)	Amounts shown represent the difference between the Total Wages column and the Summary Compensation Table Total Compensation column.

Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of plan-based awards in 2014 to each of our Named Executive Officers.

Grants of Plan-Based Awards in Fiscal Year 2014

						All
						Other					Grant
						Stock		All Other			Date
		Date				Awards:		Option		Exercise	Fair
		Compensation	Estimated Possible Payouts			Number		Awards:		or Base	Value of
		Committee	Under Non-Equity			of		Number of		Price of	Stock
		Took Action	Incentive Plan Awards(2)			Shares		Securities		Option	and
Named	Grant	to Grant				of Stock		Underlying		Awards	Option
Executive Officer	Date(1)	Awards	Threshold(3)	Target(4)	Maximum(5)	or Units		Options		($/sh)(6)	Awards(7)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)	(j)
Kevin M. Modany
Stock Option Award(8)	02/04/14	01/20/14(9)	N/A	N/A	N/A	N/A		62,500	(10)	$27.94	$788,750
RSU Award(11)	02/04/14	01/20/14(9)	N/A	N/A	N/A	28,125	(12)	N/A		N/A	$785,813
2014 Management Objectives(13)	N/A	01/20/14	$206,019	$824,076	$1,648,152	N/A		N/A		N/A	N/A
Daniel M. Fitzpatrick
Stock Option Award(8)	02/04/14	01/20/14(9)	N/A	N/A	N/A	N/A		15,000	(10)	$27.94	$189,300
RSU Award(11)	02/04/14	01/20/14(9)	N/A	N/A	N/A	6,750	(12)	N/A		N/A	$188,595
2014 Management Objectives(13)	N/A	01/20/14	$66,950	$267,800	$535,600	N/A		N/A		N/A	N/A
John E. Dean
Deferred Stock(14)	01/01/14	N/A	N/A	N/A	N/A	2,233		N/A		N/A	$74,984
RSU Award(11)	08/04/14	08/04/14	N/A	N/A	N/A	129,534	(15)	N/A		N/A	$1,000,002
Eugene W. Feichtner
Stock Option Award(8)	02/04/14	01/20/14(9)	N/A	N/A	N/A	N/A		10,000	(10)	$27.94	$126,200
RSU Award(11)	02/04/14	01/20/14(9)	N/A	N/A	N/A	4,500	(12)	N/A		N/A	$125,730

All
						Other					Grant
						Stock		All Other			Date
		Date				Awards:		Option		Exercise	Fair
		Compensation	Estimated Possible Payouts			Number		Awards:		or Base	Value of
		Committee	Under Non-Equity			of		Number of		Price of	Stock
		Took Action	Incentive Plan Awards(2)			Shares		Securities		Option	and
Named	Grant	to Grant				of Stock		Underlying		Awards	Option
Executive Officer	Date(1)	Awards	Threshold(3)	Target(4)	Maximum(5)	or Units		Options		($/sh)(6)	Awards(7)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)	(j)
2014 Management Objectives(13)	N/A	01/20/14	$47,912	$191,647	$383,294	N/A		N/A		N/A	N/A
Ronald F. Hamm
Stock Option Award(8)	02/04/14	01/20/14(9)	N/A	N/A	N/A	N/A		10,000	(10)	$27.94	$126,200
RSU Award(11)	02/04/14	01/20/14(9)	N/A	N/A	N/A	4,500	(12)	N/A		N/A	$125,730
2014 Management Objectives(13)	N/A	01/20/14	$50,213	$200,850	$401,700	N/A		N/A		N/A	N/A

“N/A” means not applicable.

(1)	Defined as the date of the grant for financial statement reporting purposes pursuant to ASC 718.
(2)	Amounts shown represent the dollar value of the estimated possible payout upon satisfaction of the conditions subject to the 2014 short-term compensation element.
(3)	“Threshold” refers to the minimum amount payable for a certain level of results under the plan.
(4)	“Target” refers to the amount payable, if the specified results target(s) are reached.
(5)	“Maximum” refers to the maximum payout possible under the plan.
(6)	Amounts shown represent the per-share exercise or base price of the options granted in the fiscal year.
(7)	Amounts shown represent the grant date fair value, computed in accordance with ASC 718, of each stock and option award granted to the Named Executive Officer in 2014. There were no adjustments or amendments made in 2014 to the exercise price of any option awards held by any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means (such as a repricing), or that otherwise materially modified any option awards.
(8)	Represents a nonqualified stock option to purchase our common stock that was granted under the Amended 2006 Plan. See “– Equity Compensation and Qualified Savings Plans – Amended 2006 Plan.”
(9)	The awards were granted by the Compensation Committee during a Committee meeting on January 20, 2014 and had an effective grant date of February 4, 2014.
(10)	Nonqualified stock option granted at 100% of the closing market price of a share of our common stock on the effective date of the grant. One-third of the shares subject to each option granted is exercisable on the anniversary date of the grant in each of the years 2015, 2016 and 2017.
(11)	Represents a grant of RSUs that was made under the Amended 2006 Plan. See “—Equity Compensation and Qualified Savings Plans – Amended 2006 Plan.”
(12)	The period of restriction for this RSU grant lapses in thirds on the anniversary date of the grant in each of the years 2015, 2016 and 2017. These RSUs will be settled in shares of our common stock, one share for each RSU in the grant.
(13)	Represents awards that could be earned pursuant to the 2014 Management Objectives under the short-term compensation element that were approved by the Compensation Committee on January 20, 2014. Amounts actually earned in 2014 are reported in the Summary Compensation Table for that year in the “Non-Equity Incentive Plan Compensation” column. See “– Summary Compensation Table.” The amounts shown for Mr. Feichtner reflect the threshold, target and maximum amounts that would have been payable to him based on his base salary at the time the Compensation Committee established the 2014 Management Objectives; the Committee subsequently based Mr. Feichtner’s payment amount on his base salary as of February 9, 2015, as described in “—Compensation Discussion and Analysis—Compensation Elements—2014 Compensation—Short-Term Compensation.” The amounts shown for Mr. Hamm reflect the threshold, target and maximum amounts that would have been payable to him based on the short-term compensation percentage applicable to Mr. Hamm at the time the Compensation Committee established the 2014 Management Objectives; the Committee subsequently reduced his short-term compensation percentage in connection with their approval of the reimbursement of his commuting expenses in 2014, as described in “—Compensation Discussion and Analysis—Compensation Elements—2014 Compensation—Short-Term Compensation.”
(14)	Represents shares of our common stock not yet issued but credited to Mr. Dean’s deferred share account under the Directors Deferred Compensation Plan. In early 2014, while still a non-employee Director, Mr. Dean elected to receive payment of his 2014 annual retainer in shares of our common stock, and to defer receipt of those shares, pursuant to the Directors Deferred Compensation Plan. See “—Director Compensation—Directors Deferred Compensation Plan.” The deferred shares of common stock will be paid to Mr. Dean following the termination of his services to us.
(15)	The period of restriction for this RSU grant lapses in full on August 4, 2015. These RSUs will be settled in shares of our common stock, one share for each RSU in the grant.

Employment Contracts

We have not entered into an employment contract, whether written or oral, with Mr. Feichtner or Mr. Hamm. We entered into the Modany Letter Agreement with Mr. Modany on August 4, 2014, pursuant to which Mr. Modany would remain our Chief Executive Officer (or, if so determined by us, Special Advisor) through the end of the Applicable Period. During the Applicable Period, Mr. Modany will continue to receive his current cash compensation and participate in our employee benefit plans, but will not receive any further grants of equity-based compensation. The Modany Letter Agreement provides that subject to Mr. Modany’s compliance with the release requirement and the restrictive covenants and cooperation provisions, Mr. Modany will provide consulting services to us during the 18 months following the Applicable Period, and we will pay Mr. Modany a monthly fee equivalent to his current monthly base salary (which is $68,673) and there will be continued vesting of his equity-based awards. The Modany Letter Agreement provides that Mr. Modany will not, during the 18-month period, compete with us or solicit our customers or employees. Mr. Modany will have continued use of the company-provided automobile during the consulting period. Further, we will pay Mr. Modany a lump sum of $20,598 which equals the cost of 18 months of coverage under COBRA for continued health, dental and vision coverage.

We entered into the Fitzpatrick Letter Agreement with Mr. Fitzpatrick on April 29, 2015, pursuant to which Mr. Fitzpatrick agreed to remain our Chief Financial Officer (or Special Advisor) through the Transition Period. During the Transition Period, Mr. Fitzpatrick will continue to receive his current cash compensation and participate in our employee benefit plans. The only equity-based compensation Mr. Fitzpatrick will be entitled to receive during the Transition Period will be the awards previously approved by the Compensation Committee, which consist of a stock option grant to acquire 15,000 shares of our common stock and 6,750 RSUs, to be granted on the third trading day following the date that we become current in our filings with the SEC, unless within that three trading day period, we again become no longer current in our filings with the SEC.

The Fitzpatrick Letter Agreement provides that subject to Mr. Fitzpatrick’s compliance with the release requirement and the restrictive covenants and cooperation provisions, he will provide consulting services to us during the 18 months following his resignation as Chief Financial Officer, and we will pay Mr. Fitzpatrick a monthly fee equivalent to his current monthly base salary (which is $34,333) and there will be continued vesting of his equity-based awards. The Fitzpatrick Letter Agreement provides that Mr. Fitzpatrick will not, during the 18-month period, compete with us or solicit our customers or employees. Further, we will pay Mr. Fitzpatrick a lump sum of $20,598, which is equal to the cost of 18 months of coverage under COBRA for continued medical, prescription drug, dental and vision coverage.

On August 4, 2014, John E. Dean was appointed our Executive Chairman and became an employee of ours. In connection with his appointment as Executive Chairman, we entered into a letter agreement with Mr. Dean which provides for him to receive an annual base salary of $575,000 and a grant of RSUs on August 4, 2014 that had a value of $1,000,000, based on the closing price of our common stock on the date of grant, which resulted in a grant of 129,534 RSUs to Mr. Dean on that date. The RSUs will vest, subject to Mr. Dean’s continued service as Executive Chairman or as a member of the Board, on the first anniversary of the grant date or, if earlier, upon his termination of employment due to death or disability. Mr. Dean will receive no other compensation for his service as Executive Chairman, but will continue to vest in the equity-based awards granted to him in connection with his service as a non-employee Director.

Non-Equity Incentive Plan Awards and Bonuses

The annual short-term compensation element for our executive officers relating to each of 2014 and 2013 was based on the 2014 Management Objectives and the 2013 Management Objectives, respectively. Pursuant to the SEC’s regulations, the amounts paid pursuant to this compensation element are classified in the tables in this document as non-equity incentive plan compensation, due to the fact that the awards were based on pre-established objectives. The annual short-term compensation element for our executive officers relating to 2012 also was based on management objectives, but because the Compensation Committee determined in late 2012 to assign zero to five points to each 2012 Management Objective based on the extent to which it was accomplished (instead of the previously-established determination to assign five points to each 2012 Management Objective only if it was fully accomplished), the amounts paid pursuant to this compensation element are classified in the tables in this document as bonus compensation, pursuant to the SEC’s regulations.

Under the Deferred Bonus Plan, each eligible employee may elect to defer payment of all or a portion of his or her annual bonus award in the same form that the bonus is otherwise payable, either in cash or shares of our common stock. See “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.” None of the Named Executive Officers deferred any amounts under the Deferred Bonus Plan in 2012, 2013 or 2014.

Equity Compensation and Qualified Savings Plans

Amended 2006 Plan. On May 9, 2006, our shareholders approved the 2006 ITT Educational Services, Inc. Equity Compensation Plan (the “2006 Equity Compensation Plan”). On January 21, 2013, based on the recommendation of our Compensation Committee, our Board of Directors approved the Amended 2006 Plan and on May 7, 2013, our shareholders approved the Amended 2006 Plan. On October 20, 2014, based on the recommendation of our Compensation Committee, our Board of Directors approved a First Amendment to the Amended 2006, which provides that the Plan Committee (as defined below) may determine to provide for a time-based period of restriction for an award of RSUs that is less than one year.

Eligibility to Receive Awards. The approximate number of persons eligible to participate in the Amended 2006 Plan is 825.

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

The period of restriction applicable to an award of restricted stock or RSUs is at least one year for awards with a time-based period of restriction granted after November 24, 2010 (unless the Plan Committee determines otherwise with respect to an award of RSUs) and all awards with a performance-based period of restriction, and was at least three years for awards with a time-based period of restriction granted under the 2006 Equity Compensation Plan prior to November 24, 2010.

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

        Performance-Based Awards. The Plan Committee may grant awards that are intended to qualify as “performance-based compensation” for purposes of deductibility under Section 162(m) of the IRC. For any such award, the Plan Committee will establish the goals to be used within 90 days after the commencement of the performance period, or, if the number of days in the performance period is less than 90, the number of days equal to 25% of the performance period applicable to such award. The Amended 2006 Plan sets forth certain performance measures from which the Plan Committee may select for these awards. The Plan Committee may establish performance measures, in its discretion, on a corporate-wide basis or with respect to one or more business units, divisions, subsidiaries, business segments, functions, salary grade levels, or positions, and in either absolute terms or relative to the performance of one or more comparable companies or an index covering multiple companies. In addition, unless otherwise determined by the Plan Committee, measurement of performance measures will exclude the impact of charges for restructurings, discontinued operations, extraordinary items, and other unusual or non-

recurring items, as well as the cumulative effects of tax or accounting changes, each as determined in accordance with generally accepted accounting principles or identified in our financial statements, notes to the financial statements, management’s discussion and analysis, or other filings with the SEC. As a result of the Incentive Compensation Prohibition and until there is further clarification of the scope and breadth of the Incentive Compensation Prohibition, the Plan Committee will not grant performance-based awards on or after July 1, 2011.

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

See Exhibit 10.1 to our Current Report on Form 8-K, filed on May 7, 2013 with the SEC for a copy of the Amended 2006 Plan and Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed on April 29, 2015 with the SEC for a copy of the First Amendment.

2014 Awards. During 2014, the following equity-based compensation awards were granted under the Amended 2006 Plan:

•	nonqualified stock options to our key employees to purchase an aggregate of 168,500 shares of our common stock; and

•	an aggregate of 402,890 RSUs to our key employees, which RSUs settle in shares of our common stock.

ESI 401(k) Plan. On May 16, 1998, we established the ESI 401(k) Plan, a qualified defined contribution plan. The ESI 401(k) Plan is designed to provide substantially all of our employees with a tax-deferred, long-term savings vehicle. Prior to July 1, 2013, for each payroll period, we made matching cash contributions in an amount equal to (a) 100% of the first 1% of the employee’s salary that the employee contributed to the plan and (b) 50% of the next 4% of the employee’s salary that the employee contributed to the plan. Beginning on July 1, 2013, for each payroll period, we make matching cash contributions in an amount equal to 50% of the first 6% of the employee’s salary that the employee contributes to the plan. Our matching contributions vest 100% upon completion of the third full year that the employee is employed by us. Employees can elect to contribute from 1% to the maximum amount of their salaries that is permitted by federal law, and they have a choice of 23 investment funds in which to invest their contributions.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning the outstanding equity awards granted by us to the Named Executive Officers that were outstanding on December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End 2014

	Option Awards				Stock Awards
						Market Value of
					Number of Shares	Shares or Units
	Number of Securities Underlying		Option	Option	or Units of Stock	of Stock that
	Unexercised Options		Exercise	Expiration	that have Not	have
Named Executive Officer	Exercisable(1)	Unexercisable(2)	Price	Date	Vested(3)	Not Vested(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Kevin M. Modany
01/30/08 Award (5)	74,147	0	$88.38	01/30/15
01/28/09 Award (6)	100,000	0	$121.56	01/28/16
01/27/10 Award (7)	125,000	0	$113.41	01/27/17
01/27/11 Award (8)	125,000	0	$69.43	01/27/18
02/13/12 Award - Option (9)	41,666	20,834	$75.16	02/13/19

	Option Awards				Stock Awards
						Market Value of
					Number of Shares	Shares or Units
	Number of Securities Underlying		Option	Option	or Units of Stock	of Stock that
	Unexercised Options		Exercise	Expiration	that have Not	have
Named Executive Officer	Exercisable(1)	Unexercisable(2)	Price	Date	Vested(3)	Not Vested(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
02/13/12 Award - RSUs (10)					7,266	$69,826
02/13/12 Award - RSUs (11)					44,229	$425,041
05/09/13 Award - Option (12)	20,833	41,667	$19.31	05/09/20
05/09/13 Award - RSUs (13)					18,750	$180,183
02/04/14 Award - Option (14)	0	62,500	$27.94	02/04/21
02/04/14 Award - RSUs (15)					28,125	$270,281
Daniel M. Fitzpatrick
01/30/08 Award (5)	15,508	0	$88.38	01/30/15
01/28/09 Award (6)	20,000	0	$121.56	01/28/16
01/27/10 Award (7)	22,000	0	$113.41	01/27/17
01/27/11 Award - Option (8)	16,500	0	$69.43	01/27/18
02/13/12 Award - Option (9)	7,333	3,667	$75.16	02/13/19
02/13/12 Award - RSUs (10)					1,279	$12,291
02/13/12 Award - RSUs (11)					8,545	$82,117
05/09/13 Award - Option (12)	5,000	10,000	$19.31	05/09/20
05/09/13 Award - RSUs (13)					4,500	$43,245
02/04/14 Award - Option (14)	0	15,000	$27.94	02/04/21
02/04/14 Award - RSUs (15)					6,750	$64,868
John E. Dean
05/22/12 Award - RSUs (16)					1,722	$16,548
05/21/13 Award - RSUs (17)					3,598	$34,577
08/04/14 Award - RSUs (18)					129,534	$1,244,822
Eugene W. Feichtner
01/30/08 Award (5)	15,508	0	$88.38	01/30/15
01/28/09 Award (6)	17,500	0	$121.56	01/28/16
01/27/10 Award (7)	20,000	0	$113.41	01/27/17
01/27/11 Award - Option (8)	10,000	0	$69.43	01/27/18
02/13/12 Award - Option (9)	6,666	3,334	$75.16	02/13/19
02/13/12 Award - RSUs (10)					1,163	$11,176
02/13/12 Award - RSUs (11)					7,780	$74,766
05/09/13 Award - Option (12)	3,333	6,667	$19.31	05/09/20
05/09/13 Award - RSUs (13)					3,000	$28,830
02/04/14 Award - Option (14)	0	10,000	$27.94	02/04/21
02/04/14 Award - RSUs (15)					4,500	$43,245
Ronald F. Hamm(19)
05/09/13 Award - Option (12)	3,333	6,667	$19.31	05/09/20
05/09/13 Award - RSUs (13)					3,000	$28,830
02/04/14 Award - Option (14)	0	10,000	$27.94	02/04/21
02/04/14 Award - RSUs (15)					4,500	$43,245

(1)	Amounts shown represent on an award-by-award basis, the number of securities underlying unexercised options that were exercisable as of December 31, 2014.
(2)	Amounts shown represent on an award-by-award basis, the number of securities underlying unexercised options that were unexercisable as of December 31, 2014. These options will become exercisable on their scheduled vesting dates as noted in the footnotes below, except that the options will become immediately exercisable upon the occurrence of an acceleration event or change in control, or upon termination of employment due to death, disability or, in the case of options granted prior to November 24, 2010, retirement.
(3)	Amounts shown represent on an award-by-award basis, the total number of shares of our common stock that had not vested as of December 31, 2014. These awards will vest on their scheduled vesting dates as noted in the footnotes below, except that the RSUs will immediately vest upon the occurrence of a change in control or upon termination of employment due to death or disability.
(4)	Amounts shown represent on an award-by-award basis, the aggregate market value of shares of our common stock that had not vested as of December 31, 2014. The aggregate market value is calculated by multiplying the number of shares or units by the closing market price of a share of our common stock on December 31, 2014.
(5)	This stock option award vested in three equal installments on January 30, 2009, 2010 and 2011.
(6)	This stock option award vested in three equal installments on January 28, 2010, 2011 and 2012.
(7)	This stock option award vested in three equal installments on January 27, 2011, 2012 and 2013.

(8)	This stock option award vested in three equal installments on January 27, 2012, 2013 and 2014.
(9)	This stock option award vests in three equal installments on February 13, 2013, 2014 and 2015.
(10)	This RSU award vested in three equal installments on February 13, 2013, 2014 and 2015, and were settled in shares of our common stock.
(11)	This RSU award vests in full on February 13, 2015, and will be settled in shares of our common stock.
(12)	This stock option award vests in three equal installments on May 9, 2014, 2015 and 2016.
(13)	This RSU award vests in three equal installments on May 9, 2014, 2015 and 2016, and will be settled in shares of our common stock.
(14)	This stock option award vests in three equal installments on February 4, 2015, 2016 and 2017.
(15)	This RSU award vests in three equal installments on February 4, 2015, 2016 and 2017, and will be settled in shares of our common stock.
(16)	This RSU award vests in full on May 22, 2015.
(17)	This RSU award vests in full on May 21, 2016.
(18)	This RSU award vests in full on August 4, 2015.
(19)	The vesting schedules and expiration dates shown in the table and footnotes associated with Mr. Hamm’s awards reflect the vesting schedules and expiration dates as of December 31, 2014, which have subsequently been impacted by his resignation. As a result of Mr. Hamm’s resignation effective May 15, 2015, all RSUs held by him were forfeited, and all outstanding stock options held by him either have terminated or will terminate 90 days after his resignation date.

Option Exercises and Stock Vested Table

The following table sets forth, on an aggregated basis, information concerning the exercise of stock options to purchase common stock by, and the vesting of RSUs held by, the Named Executive Officers during 2014.

Option Exercises and Stock Vested in Fiscal Year 2014

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Kevin M. Modany	0	$0	16,640	$304,108
Daniel M. Fitzpatrick	0	$0	4,323	$91,094
John E. Dean	0	$0	1,412	$11,762
Eugene W. Feichtner	0	$0	4,106	$107,853
Ronald F. Hamm	0	$0	1,500	$12,495

(1)	Amounts shown represent the number of shares of our common stock related to which RSUs vested during the fiscal year.
(2)	Amounts shown represent the aggregate dollar amount realized by the Named Executive Officer upon vesting of the RSUs. The dollar amount realized upon vesting of RSUs in 2014 was determined by multiplying the number of RSUs vested by the market price of a share of our common stock on the vesting date. The dollar amounts realized upon vesting of all RSUs in 2014 held by the Named Executive Officer are then added together to obtain the aggregate dollar amount shown in this column.

Pension Benefits Table

The following table sets forth information concerning the Named Executive Officers’ pension benefits under each pension plan in which we participated.

Pension Benefits

Named Executive Officer	Plan Name (1)	Number of Years of Credited Service (2)		Present Value of Accumulated Benefit (3)	Payments During Last Fiscal Year (4)
Kevin M. Modany
	Old Pension Plan	0	(5)	$0	$0
	ESI Pension Plan	13	(6)	$38,932	$0
	ESI Excess Pension Plan	13	(6)	$50,197	$0
Daniel M. Fitzpatrick
	Old Pension Plan	0	(5)	$0	$0
	ESI Pension Plan	0	(5)	$0	$0
	ESI Excess Pension Plan	0	(5)	$0	$0
John E. Dean
	Old Pension Plan	0	(5)	$0	$0
	ESI Pension Plan	0	(5)	$0	$0

Named Executive Officer	Plan Name (1)	Number of Years of Credited Service (2)		Present Value of Accumulated Benefit (3)	Payments During Last Fiscal Year (4)
	ESI Excess Pension Plan	0	(5)	$0	$0
Eugene W. Feichtner
	Old Pension Plan	20	(7)	$348,733	$0
	ESI Pension Plan	36	(6)	$292,109	$0
	ESI Excess Pension Plan	36	(6)	$78,226	$0
Ronald F. Hamm
	Old Pension Plan	0	(5)	$0	$0
	ESI Pension Plan	0	(5)	$0	$0
	ESI Excess Pension Plan	0	(5)	$0	$0

(1)	Includes each plan that provides for specific retirement payments and benefits, or payments and benefits that will be provided primarily following retirement, including, without limitation, tax-qualified defined benefit plans and supplemental executive retirement plans, but excluding tax-qualified defined contribution plans and nonqualified defined contribution plans.
(2)	Computed as of December 31, 2014.
(3)	Amounts shown represent the actuarial present value of the Named Executive Officer’s accumulated benefit under the plan, computed as of December 31, 2014. The estimated amounts assume that the Named Executive Officer’s retirement age is the normal retirement age as defined in the plan or, if not so defined, the earliest time at which a participant may retire under the plan without any benefit reduction due to age. The estimated amounts are based on the Named Executive Officer’s most current compensation subject to the plan and, as such, future levels of the Named Executive Officer’s compensation are not estimated for purposes of the calculation. The estimated amounts used to quantify the present value of the accumulated benefit under the Old Pension Plan assume a normal retirement age of 65 using the RP-2000 mortality table and a 3.25% discount rate as of December 31, 2014 for each of the Named Executive Officers who participates in the plan. No mortality is assumed prior to age 65 for any of the Named Executive Officers in the estimated amounts shown for the Old Pension Plan. See Note 14 – Employee Benefit Plans of the Notes to Consolidated Financial Statements, for a discussion of the valuation method and all material assumptions applied in quantifying the present value of the accumulated benefit under the ESI Pension Plan and ESI Excess Pension Plan.
(4)	Amounts shown represent the dollar amount of any payments and benefits paid to the Named Executive Officer under each plan identified during 2014.
(5)	The Named Executive Officer’s employment with us began after participation in the plan by new eligible employees had ended.
(6)	The Named Executive Officer’s number of years of credited service with respect to the ESI Pension Plan and the ESI Excess Pension Plan is different from the Named Executive Officer’s number of actual years of service with us, because:

•	any benefit service with ITT Corporation or any of its affiliated companies that was credited to the participating employee under the Old Pension Plan or the Retirement Plan for Salaried Employees of ITT Nevada (the “Nevada Pension Plan”), is treated as benefit service with us under the ESI Pension Plan and the ESI Excess Pension Plan;

•	the ESI Pension Plan covers only most of our eligible salaried employees who were employed by us prior to June 2, 2003; and

•	the ESI Excess Pension Plan covers only a select group of our management and highly-compensated employees who were employed by us prior to June 2, 2003.

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

Named Executive Officer	Actual Years of Service With Us or an Affiliated Company (a)	Credit Years of Service Under the Plan (b)	Difference (b-a)
Kevin M. Modany	12.5	13	0.5
Eugene W. Feichtner	35.6	36	0.4

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

(7)	The Named Executive Officer’s number of years of credited service under the Old Pension Plan is different from the Named Executive Officer’s number of actual years of service with us, because our participation in the Old Pension Plan ended on December 19, 1995. The number of years of credited service attributed to each Named Executive Officer reflects the Named Executive Officer’s actual service with a participating company under the Old Pension Plan through the end of our participation in the Old Pension Plan. See “– Pension Plans – Old Pension Plan.” The number of years of actual service with us or an affiliated company by each Named Executive Officer who participated in the Old Pension Plan and the difference between that Named Executive Officer’s actual service and credited service under the Old Pension Plan are as follows:

Named Executive Officer	Actual Years of Service With Us or an Affiliated Company (a)	Credit Years of Service Under the Plan (b)	Difference (b-a)
Eugene W. Feichtner	35.6	20	(15.6)

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

The annual pension amounts to 2% of a participant’s average final compensation (as defined below) for each of the first 25 years of benefit service, plus 1.5% of a participant’s average final compensation for each of the next 15 years of benefit service prior to December 19, 1995, reduced by 1.25% of the participant’s primary Social Security benefit for each year of benefit service to a maximum of 40 years; provided that no more than 50% of the participant’s primary Social Security benefit is used for such reduction. A participant’s average final compensation (including salary plus approved bonus payments) is defined under the Old Pension Plan as the total of (a) a participant’s average annual base salary for the five calendar years of the last 120 consecutive calendar months of eligibility service affording the highest such average, plus (b) a participant’s average annual compensation not including base salary (such as approved bonus compensation and overtime) for the five calendar years of the participant’s last 120 consecutive calendar months of eligibility service affording the highest such average. The dollar value of base salary and approved bonus (which may include non-equity incentive plan compensation under Item 402(a) of Regulation S-K under the Exchange Act), whether cash and/or non-cash, are the components of the compensation that are used for purposes of determining “average final compensation” under the Old Pension Plan, but annual compensation in excess of $160,000 and compensation accrued after December 18, 1995 are not taken into account. The Old Pension Plan also provides for: (a) undiscounted early retirement pensions for participants who retire at or after age 60 and prior to normal retirement age following completion of 15 years of eligibility service; and (b) discounted early retirement pensions for participants who retire between ages 55 and 59 and whose age and years of eligibility service equate to at least 80. A participant is vested in benefits accrued under the Old Pension Plan upon completion of five years of eligibility service. A participant may receive a distribution in the form of a qualified joint and survivor annuity or a life annuity. The amount of the resulting monthly benefit under a joint and survivor annuity is typically less than a life annuity based solely on the participant’s life expectancy. No extra years of credited service under the Old Pension Plan have been granted to any of the Named Executive Officers. As of December 31, 2014, Mr. Feichtner was the only Named Executive Officer participant who qualified for early retirement under the Old Pension Plan based on age and years of service, but he has not elected to receive the early retirement annual benefit under the Old Pension Plan. ITT Corporation is responsible for all benefits accrued under the Old Pension Plan and for administering those benefits with respect to its own employees as well as our retirees.

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

Mr. Modany received Pay Credits under the “Standard Schedule,” Mr. Feichtner received Pay Credits under the “Transition Schedule” and Messrs. Fitzpatrick, Dean and Hamm were ineligible to participate in the ESI Pension Plan.

The participating employee’s points for a plan year equal the sum of the employee’s age and years of benefit service as of the last day of the plan year. Any benefit service and vesting service with ITT Corporation or any of its affiliated companies that were credited to the participating employee under the Old Pension Plan as of December 19, 1995 or under the Nevada Pension Plan from December 20, 1995 through June 9, 1998 are treated as benefit service and vesting service, respectively, with us under the ESI Pension Plan. A participating employee who has completed three or more years of vesting service (or his or her beneficiary) is eligible to receive a distribution from the ESI Pension Plan upon the participating employee’s retirement on or after age 55, disability, death or after the employee has both terminated employment and reached age 55. The form and timing of the distribution may vary depending on the reason the participant’s employment ends, the participant’s marital status, the present value of the bookkeeping account associated with the employee and the employee’s election. An employee may receive a distribution in the form of a lump sum, qualified joint and survivor annuity (for married participants) or life annuity (for unmarried participants). The amount of the resulting monthly benefit under a joint and survivor annuity is typically less than for a life annuity based solely on the participant’s life expectancy. We do not have a policy with regard to crediting extra years of benefit service under our pension plans, but no extra years of benefit service under the ESI Pension Plan have been credited to any of the Named Executive Officers. As of December 31, 2014, Mr. Feichtner was the only Named Executive Officer participant who qualified for retirement under the ESI Pension Plan based on age and years of service. If Mr. Feichtner’s employment with us terminated as of December 31, 2014, he would receive his accrued benefit under the ESI Pension Plan as of that date, which was $292,109. An eligible employee’s benefits under the ESI Pension Plan will be paid from the trust maintained for the ESI Pension Plan that has been funded by us.

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

An eligible employee will receive his or her benefit under the ESI Excess Pension Plan in a lump sum cash payment within 60 days following his or her termination of employment. If an eligible employee is a “specified employee” as defined in Section 409A of the IRC, however, then his or her benefit will be paid on the first day that is six months after the eligible employee’s termination of employment. If an eligible employee dies before the benefit due to the employee under the ESI Excess Pension Plan has been paid, then the benefit will be paid to the employee’s beneficiary within 60 days after the employee’s death. We do not have a policy with regard to crediting extra years of benefit service under our pension plans, but no extra years of benefit service under the ESI Excess Pension Plan have been credited to any of the Named Executive Officers. As of December 31, 2014, Mr. Feichtner was the only Named Executive Officer participant who qualified for retirement under the ESI Excess Pension Plan based on age and years of service. If Mr. Feichtner’s employment with us terminated as of December 31, 2014, he would receive his accrued benefit under the ESI Excess Pension Plan as of that date, which was $78,226. An eligible employee’s benefits under the ESI Excess Pension Plan will generally be paid directly by us. See “– ESI Pension Plan.”

Nonqualified Deferred Compensation Plan Table

The following table sets forth information concerning the compensation of the Named Executive Officers in our 2014 fiscal year under the ESI Excess Savings Plan and the Directors Deferred Compensation Plan. None of the Named Executive Officers has deferred any bonus compensation under the Deferred Bonus Plan.

Nonqualified Deferred Compensation in Fiscal Year 2014

Named Executive Officer	Executive Contributions in Last Fiscal Year (1)	ITT/ESI Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year		Aggregate Balance at Last Fiscal Year-End
Kevin M. Modany ESI Excess Savings Plan	$0	$0	$4,542	(2)	$59,279	(3)
Daniel M. Fitzpatrick ESI Excess Savings Plan	$0	$0	$0		$0
John E. Dean ESI Excess Savings Plan	$0	$0	$0		$0
Directors Deferred Compensation Plan	$74,984	$0	$(334,669	)(4)	$155,634	(5)
Eugene W. Feichtner ESI Excess Savings Plan	$0	$0	$321	(2)	$4,192	(3)
Ronald F. Hamm ESI Excess Savings Plan	$0	$0	$0		$0

(1)

Effective for plan years beginning on and after January 1, 2008, we froze the ESI Excess Savings Plan, such that eligible employees may no longer make elective contributions and we no longer make contributions under the ESI Excess Savings Plan. See “—Nonqualified Deferred Compensation Plans—ESI Excess Savings Plan.” The amount shown for Mr. Dean related to the Directors Deferred Compensation Plan represents the fair value of the shares of common stock that Mr. Dean elected to receive and defer under the Directors Deferred Compensation Plan in connection with the 2014 annual retainer paid to non-employee Directors in January 2014, prior to his appointment as Executive Chairman in August 2014. See “—Director Compensation—Directors Deferred Compensation Plan.” The full amount shown for Mr. Dean in this column is reported as compensation to Mr. Dean in the Summary Compensation Table for 2014 in the “Salary” column. See “—Summary Compensation Table.”
(2)	Represents the dollar amount of the aggregate interest or other earnings accrued during 2014 to the Named Executive Officer’s account under the ESI Excess Savings Plan. The only portion of these amounts that is reported as compensation to the Named Executive Officer in the Summary Compensation Table for the 2014 year is the above-market or preferential earnings in 2014 on the balance of the Named Executive Officer’s account under the ESI Excess Savings Plan which are included in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table. See “– Summary Compensation Table.”
(3)	Represents the dollar amount of the total balance of the Named Executive Officer’s account at the end of 2014 under the ESI Excess Savings Plan. The only portion of these amounts that is reported as compensation to the Named Executive Officer in the Summary Compensation Table for each of the 2013 and 2012 years is the above-market or preferential portion of aggregate earnings under the ESI Excess Savings Plan in 2013 and 2012, which contribute to the aggregate balance of the Named Executive Officer’s ESI Excess Savings Plan account at year-end 2014. Those earnings are included in the amount of the Named Executive Officer’s compensation for the particular year and are reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table for that particular year. The amount of those above-market or preferential earnings for each of the Named Executive Officers is specified in the table below.

	ESI Excess Savings Plan Above-Market Earnings in Fiscal Year
Named Executive Officer	2013	2012
Kevin M. Modany	$3,011	$2,571
Daniel M. Fitzpatrick	$0	$0
John E. Dean	$0	$0
Eugene W. Feichtner	$214	$183
Ronald F. Hamm	$0	$0

(4)	Represents the dollar amount of the stock price depreciation during 2014 attributable to the deferred shares credited to Mr. Dean’s deferred stock account under the Directors Deferred Compensation Plan. None of this amount is reported as compensation to Mr. Dean in the Summary Compensation Table.
(5)	Represents the fair value of the total balance of Mr. Dean’s deferred stock account at the end of 2014 under the Directors Deferred Compensation Plan, calculated by multiplying the number of shares credited to Mr. Dean’s deferred stock account by the closing price of a share of our common stock on December 31, 2014. The portion of this amount that relates to elections by Mr. Dean to receive and defer his annual retainer in shares of our common stock in prior years was reported in the Directors Compensation Table in prior years’ Proxy Statements.

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

None of the Named Executive Officers deferred any amounts under the Deferred Bonus Plan in 2014.

        Directors Deferred Compensation Plan. Mr. Dean is the only Named Executive Officer with amounts deferred under the Directors Deferred Compensation Plan, due to his prior status as a non-employee Director of ours. See “—Director Compensation—Directors Deferred Compensation Plan” for a description of the Directors Deferred Compensation Plan.

Potential Payments Upon Termination or Change In Control

The amounts set forth or referenced in this section reflect amounts payable and the value of benefits under our plans and arrangements to each of the Named Executive Officers in the event of termination of such executive’s employment and/or a change in control of us under various circumstances. The various types of circumstances that would trigger payments and benefits are specified in the discussion of each plan and arrangement under which benefits would be received. The following discussion is of plans and arrangements currently in effect, but it is always possible that different arrangements could be negotiated in connection with an actual termination of employment or change in control. Further, the amounts shown are estimates and are based on numerous assumptions, including that employment terminated or a change in control occurred on December 31, 2014, except as otherwise noted. Therefore, the actual amounts of the payments and benefits that would be received by the Named Executive Officers could be more or less than the amounts set forth below, and can only be determined at the time of an actual termination of employment or change in control event.

Senior Executive Severance Plan. On October 22, 2007, we established the Senior Executive Severance Plan, which provides severance benefits for a select group of our executives (including all of the Named Executive Officers other than Mr. Dean, due to his status as Executive Chairman, and Mr. Hamm, due to his resignation effective May 15, 2015) when:

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

The Senior Executive Severance Plan provides two levels of benefits for covered executives, based on the covered executive’s position with us. Under the Senior Executive Severance Plan, Mr. Modany would receive the higher level of benefits and Messrs. Feichtner and Fitzpatrick would receive the lower level of benefits. If Mr. Modany’s employment is terminated other than for cause during an imminent acceleration event period or within two years after an acceleration event, or if he resigns for good reason within two years after an acceleration event, he would be entitled to the following from us:

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

If the employment of any of the other Named Executive Officers (other than Mr. Dean or Mr. Hamm) is terminated other than for cause during an imminent acceleration event period or within two years after an acceleration event, or if he resigns for good reason within two years after an acceleration event, he would be entitled to the following from us under the Senior Executive Severance Plan:

•	two times his highest annual base salary rate paid and his highest bonus paid or awarded any time during the three years immediately preceding the acceleration event (or in the case of a termination that occurs during an imminent acceleration event period, the three-year period immediately preceding the first day of the imminent acceleration event period);

•	a lump sum amount equal to two times the product of his highest annual base salary rate paid during the three years immediately preceding the acceleration event (or in the case of a termination that occurs during an imminent acceleration event period, the three-year period immediately preceding the first day of the imminent acceleration event period), multiplied by the highest percentage rate of our contributions with respect to that executive under the ESI 401(k) Plan at any time during that three year period;

•	a lump sum stipend equal to 24 times the monthly premium that, as of the date of the executive’s termination of employment, is charged to qualified beneficiaries for COBRA continuation coverage for the same coverage options and levels of medical, prescription drug, dental and vision coverage that the executive had in effect under our welfare plans immediately prior to his termination of employment; and

•	a lump sum stipend equal to 24 times the full monthly premium payable to our life insurance carrier for the type and level of life insurance coverage (including, if applicable, dependent life insurance coverage) in effect for him immediately prior to his or her termination of employment;

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

If termination of employment and an acceleration event or imminent acceleration event under the Senior Executive Severance Plan occurred that entitled the Named Executive Officers to severance benefits under the Senior Executive Severance Plan, the value that could have been realized from those benefits as if employment terminated on December 31, 2014 is set forth in the following table for the Named Executive Officers other than Mr. Dean and Mr. Hamm. Mr. Dean is not eligible for benefits under the Senior Executive Severance Plan. Mr. Hamm did not receive any benefits or other payments under the Senior Executive Severance Plan in connection with his resignation effective May 15, 2015.

Value of Benefit that Could have been Realized by the Named Executive Officers under the Senior Executive Severance Plan as of December 31, 2014

Type of Benefit	Modany	Fitzpatrick	Feichtner
Salary	$2,472,229	$824,000	$638,822
Bonus	$3,000,279	$650,000	$465,162
Stipend in Lieu of Health Insurance Benefits(1)	$39,549	$26,366	$26,366
Stipend in Lieu of Life Insurance Benefits(1)	$18	$12	$12
Foregone Savings Plan Benefits(1)	$22,950	$15,300	$15,300
Tax Gross-Up Payment to Cover Excise Tax(2)	$0	N/A	N/A
Reduction to Limit Excise Taxes(2)	N/A	$(0)	$(0)

Total	$5,535,025	$1,515,678	$1,145,662

(1)	The estimated value of the severance benefit is based on the cost to us using the assumptions used for financial reporting purposes under generally accepted accounting principles in the United States.
(2)	The estimated value of any excise tax, and thereby the amount of any tax gross-up payment and the calculation of any reduction to limit excise taxes, are based on the highest marginal rate of federal, state and local taxes related to the severance benefits specified in the table and any other payments to the Named Executive Officer arising from an acceleration event. These amounts are also based on an assumption that, as a result of the covenant not to compete in the Senior Executive Severance Plan, the value of one year’s base salary and target bonus would constitute “reasonable compensation” under Section 280G of the IRC and therefore would be excluded from the calculation of the amount of any excise tax, the amount of any tax gross-up payment and the reduction, if any, required to limit excise taxes.

        Modany Letter Agreement. We entered into the Modany Letter Agreement with Mr. Modany on August 4, 2014. See “—Employment Contracts” for a further discussion of the Modany Letter Agreement. If we had terminated the Applicable Period on December 31, 2014 for any reason other than cause, Mr. Monday would have been entitled to the cash compensation he would have been paid through February 4, 2015, as the last day of the Applicable Period, as it existed as of December 31, 2014. During the 18-month period following the Applicable Period, Mr. Modany will serve as a consultant to us in exchange for a monthly fee equivalent to his current monthly base salary and continued vesting of his equity-based awards. Mr. Modany will not be entitled to receive any severance pay or other separation benefits in connection with his resignation, but we will pay him a lump sum cash payment equal to 18 times his monthly premium with respect to COBRA for continued health, dental and vision coverage.

If we had terminated Mr. Modany’s employment without cause on December 31, 2014, he would have been entitled to the following amounts:

•	base salary amount through February 4, 2015, payable in a lump sum: $88,747;

•	short-term compensation amount with respect to 2014, payable in a lump sum in late January 2015: $721,067;

•	COBRA amount, payable in a lump sum: $20,170; and

•	aggregate incremental value of continued use of company car through February 4, 2015: $2,105.

Further, subject to Mr. Modany’s compliance with a release requirement and restrictive covenants and cooperation provisions, if we had terminated Mr. Modany’s employment without cause as of December 31, 2014, he would have become a consultant to us for the 18 month period following his termination. Pursuant to that consulting arrangement, we would pay Mr. Modany a monthly fee equivalent to his current monthly base salary (which is $68,673), there would be continued vesting of his equity-based awards and he would have continued use of the company-provided automobile during the consulting period.

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

the value that could have been realized from the exercise or acceleration of unvested awards with time-based vesting restrictions granted to the Named Executive Officer under the Amended 2006 Plan as of December 31, 2014, is as follows:

	December 31, 2014 Value of Unvested Awards
	Termination Due to Death or Disability		Change in Control
Named Executive Officer	Stock Options(1)	RSUs(2)	Stock Options(1)	RSUs(2)
Kevin M. Modany	$0	$945,336	$0	$945,336
Daniel M. Fitzpatrick	$0	$202,521	$0	$202,521
John E. Dean	$0	$1,295,947	$0	$1,295,947
Eugene W. Feichtner	$0	$158,017	$0	$158,017

(1)	Amounts shown represent the aggregate dollar amount that could be realized from all outstanding, unvested stock option awards granted to the Named Executive Officer under the Amended 2006 Plan, if those options became vested and were exercised by the Named Executive Officer on December 31, 2014.
(2)	Amounts shown are calculated by multiplying the number of unvested RSUs held by the Named Executive Officer that would vest upon the specified event by the closing market price of a share of our common stock on December 31, 2014.

Mr. Hamm is not included in the table above because his resignation did not constitute any of the types of events that would have resulted in an acceleration of vesting of any of his equity-based compensation awards.

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

If a Named Executive Officer’s employment with us terminated, the amount that could have been realized from the distribution of the contributions and earnings thereon in the Named Executive Officer’s account under the ESI 401(k) Plan as of December 31, 2014 is as follows:

Named Executive Officer	Amount of Employee Contributions, ITT/ESI Vested Contributions and Earnings on Those Contributions as of December 31, 2014
Kevin M. Modany	$327,414
Daniel M. Fitzpatrick	$318,202
John E. Dean	$432
Eugene W. Feichtner	$1,315,014
Ronald F. Hamm	$28,474	(1)

(1)	Reflects the amount of employee contributions, vested company contributions and earnings thereon in Mr. Hamm’s account under the ESI 401(k) Plan as of May 15, 2015, the effective date of his resignation.

ESI Excess Savings Plan. If the employment of a Named Executive Officer who is a participant in the ESI Excess Savings Plan terminates, all eligible employee salary deferrals, our vested contributions and the attributable interest accrued on those deferrals and contributions under the ESI Excess Savings Plan would be paid in a single lump sum cash payment to him on the first day that is six months following his termination of employment (because each Named Executive Officer participant is a “specified employee” within the meaning of Section 409A of the IRC), or within 60 days of his death if death occurs prior to payment. If a Change in Control occurs, the Named Executive Officer participants would receive the balance of their accounts under the ESI Excess Savings Plan in a single lump sum cash payment within 60 day after the Change in Control. See “– Nonqualified Deferred Compensation Plans – ESI Excess Savings Plan.” If a Named Executive Officer participant’s employment with us terminated or a Change in Control under the ESI Excess Savings Plan occurred, the amount that would have been realized from the distribution of the deferrals, contributions and interest thereon in the Named Executive Officer’s account under the ESI Excess Savings Plan as of December 31, 2014 is as follows:

Named Executive Officer	Amount of Salary Deferrals, ITT/ ESI Vested Contributions and Accrued Interest as of December 31, 2014
Kevin M. Modany	$59,279
Daniel M. Fitzpatrick	$0
John E. Dean	$0
Eugene W. Feichtner	$4,192
Ronald F. Hamm	$0

Deferred Bonus Plan. If a Named Executive Officer’s employment with us terminates and he had elected to receive the deferred portion of his annual bonus compensation under the Deferred Bonus Plan following his termination, or the termination was a result of his death, the balance of the Named Executive Officer participant’s account under the Deferred Bonus Plan will be paid in a lump sum on the first day that is six months following his termination of employment, or within 60 days of death if his death occurs prior to payment. See “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.” If a Named Executive Officer’s employment with us terminated, triggering the payment of the balance of his account under the Deferred Bonus Plan, the Named Executive Officer would not have realized any amount as of December 31, 2014, because none of them had any amount in his account as of that date.

Directors Deferred Compensation Plan. If Mr. Dean’s status as a Director and employee of ours terminated as of December 31, 2014, and he was no longer performing services for us in any capacity, he would have received payment of that number of shares of our common stock as were credited to his deferred stock account under the Directors Deferred Compensation Plan on that date. The number of deferred shares credited to Mr. Dean’s account as of that date was 16,195, and the fair value of those shares as of that date was $155,634, calculated by multiplying that number of shares by the closing price of a share of our common stock on December 31, 2014.

ESI Pension Plan. If a Named Executive Officer participant has completed three or more years of vesting service, then upon his retirement on or after age 55, disability, death or after he has both terminated employment and reached age 55, a distribution of the Named Executive Officer participant’s accrued benefit under the ESI Pension Plan will be paid to him in the form and on the date elected by him beginning on the first day of any month following the termination of employment after the participant becomes entitled to begin distribution. The Named Executive Officer participant can elect to receive payment of the distribution in the form of a lump sum, qualified joint and survivor annuity (if he is married on the annuity starting date) or life annuity (if he is not married on the annuity starting date). See “– Pension Plans – ESI Pension Plan.” If one of the triggering events occurred and a Named Executive Officer participant elected a lump sum distribution under the ESI Pension Plan, the amount of the Named Executive Officer participant’s benefit that would have been accrued and payable under the ESI Pension Plan as of December 31, 2014 is as follows:

Named Executive Officer	Balance of ESI Pension Plan Account as of December 31, 2014
Kevin M. Modany	$38,932	(1)
Daniel M. Fitzpatrick	$0
John E. Dean	$0
Eugene W. Feichtner	$292,109
Ronald F. Hamm	$0

(1)	Benefit payable upon death or disability as of December 31, 2014. If the employment of Mr. Modany was terminated for any reason other than death or disability on December 31, 2014, his benefit would not be payable until he reaches age 55, because he was not at least age 55 as of that date.

ESI Excess Pension Plan. Following the restatement of the ESI Excess Pension Plan effective January 1, 2008, upon a Named Executive Officer participant’s death, retirement or other termination of employment, a distribution of the Named Executive Officer’s accrued benefit under the ESI Excess Pension Plan will be paid to him in a lump sum on the first day that is six months following his termination of employment (because each Named Executive Officer participant is a “specified employee” within the meaning of Section 409A of the IRC), or within 60 days of his death if death occurs prior to payment. See “– Pension Plans – ESI Excess Pension Plan.” If one of the triggering events occurred and a Named Executive Officer participant received a lump sum distribution under the ESI Excess Pension Plan, the amount of the Named Executive Officer participant’s benefit that would have been accrued and payable under the ESI Excess Pension Plan as of December 31, 2014 is as follows:

Named Executive Officer	Balance of ESI Excess Pension Plan Account as of December 31, 2014
Kevin M. Modany	$50,197
Daniel M. Fitzpatrick	$0
John E. Dean	$0
Eugene W. Feichtner	$78,226
Ronald F. Hamm	$0

Old Pension Plan. If a Named Executive Officer participant’s employment with us terminates and he qualifies for retirement under the Old Pension Plan, a distribution will be paid to him. The Named Executive Officer participant can elect to receive payment of the distribution of his accumulated benefit under the Old Pension Plan in the form of a qualified joint and survivor annuity or life annuity. See “– Pension Plans – Old Pension Plan.” If a Named Executive Officer participant qualified for retirement under the Old Pension Plan, the actuarial present value of his accumulated benefit under the Old Pension Plan as of December 31, 2014 is set forth in the Pension Benefits Table. See “– Pension Benefits Table.” As of December 31, 2014, Mr. Feichtner was the only Named Executive Officer participant who qualified for retirement under the Old Pension Plan, but he has not elected to receive the early retirement annual benefit under the Old Pension Plan. See “– Pension Benefits Table.”

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee Directors in 2014 for their service on our Board of Directors in 2014. Mr. Modany was a Director of ours in 2014 until his resignation on August 4, 2014. Mr. Modany did not receive any compensation for his services as a Director of ours in 2014. Mr. Modany’s compensation as an executive officer of ours is disclosed in previous sections of this document. Mr. Dean was a non-employee Director of ours in 2014 until August 4, 2014, when he was appointed Executive Chairman of the Board, at which time he became an employee of ours and remained a Director. Mr. Dean’s compensation in 2014 in all capacities in which he served our company (employee, executive officer and Director) is disclosed in previous sections of this document.

Director Compensation Table for Fiscal Year 2014

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation	Total (5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Jerry M. Cohen	$21,781	$0	$0	$0	$0	$21,781
John F. Cozzi	$75,000	$0	$0	$0	$0	$75,000
James D. Fowler, Jr.	$75,000	$0	$0	$0	$0	$75,000
Joanna T. Lau	$75,000	$0	$0	$0	$0	$75,000
Thomas I. Morgan	$75,000	$0	$0	$0	$0	$75,000
Samuel L. Odle	$75,000	$0	$0	$4,840	$0	$79,840
Vin Weber	$75,000	$0	$0	$0	$0	$75,000
John A. Yena	$75,000	$0	$0	$0	$0	$75,000

(1)	Amounts shown represent the aggregate dollar amount of all fees earned or paid for services as a Director, which consists of an annual retainer. In 2014, the annual retainer was paid in cash, but each non-employee Director elected to receive payment of the annual retainer in cash or shares of our common stock, in increments of 25% each. See “– Director Compensation – Directors Deferred Compensation Plan.” The full amount of the annual retainer that was paid to or deferred by a non-employee Director, whether in cash or shares of our common stock, is reported in this column. The grant date fair value of any portion of the annual retainer that a non-employee Director elected to receive in shares of our common stock is set forth in footnote (2) below. The amount of the annual retainer paid to Mr. Cohen in 2014 was pro-rated based on the date he was appointed to the Board, September 17, 2014.
(2)

In 2014, the annual RSU awards to our non-employee Directors was postponed due to our company not being current in its filings with the SEC. As described below under “—Director Compensation—Retainer and Fees,” the compensation program for our non-employee Directors includes an annual grant under the Amended 2006 Plan of RSUs that is effective on May 1 of each year. The 2014 grant, however, was postponed until the third business day following the date that we become current in our filings with the SEC. Because that date did not occur in 2014, the annual grant of RSUs also did not occur in 2014. In 2014, each non-employee Director elected to receive payment of the annual retainer in cash or shares of our common stock, in increments of 25% each. See “– Director Compensation – Directors Deferred Compensation Plan.” The amount related to any portion of the annual retainer that a non-employee Director elected to receive in shares of our common stock is included in column (b) of the table, but the grant date fair value of such shares is disclosed in the table below.

To determine the grant date fair value of stock awards, we use the closing market price of a share of our common stock on the effective date of the stock award. The amounts ultimately realized by the non-employee Directors from the stock awards will depend on the price of our common stock in the future and may be quite different from the value shown. The following table sets forth information regarding the fair value of the portion of the 2014 annual retainer that certain non-employee Directors elected to receive in the form of shares of our common stock:

Grant Date Fair Value of Stock Awards in Fiscal Year 2014

Name	Grant Date Fair Value of Stock Award
(a)	(b)
Jerry M. Cohen
Portion of Retainer Payable in Stock	N/A
John F. Cozzi
Portion of Retainer Payable in Stock	$74,984
James D. Fowler, Jr.
Portion of Retainer Payable in Stock	$37,475
Joanna T. Lau
Portion of Retainer Payable in Stock	N/A
Thomas I. Morgan
Portion of Retainer Payable in Stock	N/A
Samuel L. Odle
Portion of Retainer Payable in Stock	N/A
Vin Weber
Portion of Retainer Payable in Stock	$74,984
John A. Yena
Portion of Retainer Payable in Stock	N/A

“N/A” means not applicable.

The following table sets forth information regarding the aggregate number of unvested stock awards granted by us to the non-employee Directors that were outstanding on December 31, 2014:

Outstanding Stock Awards at Fiscal Year-End 2014

Name	Number of Shares or Units of Stock that have Not Vested (A)	Market Value of Shares or Units of Stock that have Not Vested (B)
(a)	(b)	(c)
Jerry M. Cohen
N/A
John F. Cozzi
05/22/12 Award (C)	1,722	$16,548
05/21/13 Award (D)	3,598	$34,577
James D. Fowler, Jr.
05/22/12 Award (C)	1,722	$16,548
05/21/13 Award (D)	3,598	$34,577
Joanna T. Lau
05/22/12 Award (C)	1,722	$16,548
05/21/13 Award (D)	3,598	$34,577
Thomas I. Morgan
05/21/13 Award (D)	3,598	$34,577
Samuel L. Odle
05/22/12 Award (C)	1,722	$16,548
05/21/13 Award (D)	3,598	$34,577
Vin Weber
05/22/12 Award (C)	1,722	$16,548
05/21/13 Award (D)	3,598	$34,577
John A. Yena
05/22/12 Award (C)	1,722	$16,548
05/21/13 Award (D)	3,598	$34,577

(A)	Amounts shown represent the total number of shares or units of our common stock that have not vested.
(B)	Amounts shown represent the aggregate market value of RSUs that have not vested. The aggregate market value is calculated by multiplying the number of RSUs by the closing market price of a share of our common stock on December 31, 2014.
(C)	This RSU award vests in full on May 22, 2015 or, if earlier, upon termination of the Director’s service on our Board of Directors due to the expiration of the last term that the Director is permitted to serve pursuant to any then-effective term or age limitation contained in any of our guidelines, policies, principles or other corporate document that results in the Director not being able to be nominated to a new term on our Board of Directors.
(D)	This RSU award vests in full on May 21, 2016 or, if earlier, upon termination of the Director’s service on our Board of Directors due to the expiration of the last term that the Director is permitted to serve pursuant to any then-effective term or age limitation contained in any of our guidelines, policies, principles or other corporate document that results in the Director not being able to be nominated to a new term on our Board of Directors.
(3)	In 2014, none of the non-employee Directors received any stock options or SARs from us. There were no adjustments or amendments made in 2014 to the exercise price of any option awards held by any of the non-employee Directors, whether through amendment, cancellation or replacement grants, or any other means (such as a repricing), or that otherwise materially modified any option awards. None of the non-employee Directors held any outstanding option awards at December 31, 2014.
(4)	Amounts shown represent the above-market or preferential earnings on compensation deferred under the Directors Deferred Compensation Plan. See “—Director Compensation – Directors Deferred Compensation Plan.” Interest is above-market only if the rate of interest exceeds 120% of the applicable federal long-term rate, with compounding (as prescribed under Section 1274(d) of the IRC), at the rate that corresponds most closely to the rate under the applicable plan at the time the interest rate or formula is set. In the event of a discretionary reset of the interest rate, the requisite calculation is made on the basis of the interest rate at the time of such reset, rather than when originally established. Only the above-market portion of the interest is included.
(5)	Amounts shown represent the sum of the dollar values for each compensation element shown in columns (b) through (f).

Director Compensation

Retainer and Fees. We do not compensate any Director who is an employee of ours for service as a member of our Board of Directors or any standing committee of our Board of Directors. The compensation for non-employee Directors consists of:

•	an annual retainer of $75,000 payable in one installment on the first business day of each year, at the election of each non-employee Director, in cash or shares of our common stock in increments of 25% each;

•	no separate meeting fees; and

•	an annual grant under the Amended 2006 Plan of RSUs with a time-based period of restriction that:

•	has a value of $100,000, plus the value associated with any fractional RSU necessary to cause the grant to be for a whole number of RSUs, pursuant to which the value is determined based on the closing market price of a share of our common stock on the effective date of the grant;

•	is effective on May 1 in each year (except with respect to the 2014 and 2015 RSU awards, the grant date has been postponed until the third trading day following the date that we become current in our filings with the SEC);

•	has a time-based period of restriction of one year, except that the grant of RSUs that was to occur in 2014, when granted, will be fully vested and the grant of RSUs that was to occur on May 1, 2015 will vest on May 1, 2016; and

•	is settled on the first business day following the last day of the period of restriction or as soon as practicable thereafter by the delivery of one share of our common stock for each RSU in the grant.

We also reimburse Directors for reasonable, out-of-pocket travel expenses related to attending our Board of Directors and its committee meetings and other business of the Board.

Mr. Cohen was appointed to our Board of Directors in September 2014. In May 2015, the Board of Directors determined to base the pro-rata calculation of the number of RSUs to be granted to him related to the 2014 equity award to outside directors on a May 1 to April 30 basis, instead of a calendar year basis. As a result, the value of the RSUs to be granted to Mr. Cohen pursuant to his pro-rated 2014 equity award will be $61,918.

Timing of Equity-Based Compensation Grants. The Compensation Committee makes recommendations to our Board of Directors regarding grants of equity-based compensation to our non-employee Directors. All equity-based compensation awards to our non-employee Directors are granted exclusively by our Board of Directors. Beginning in 2014, our Board of Directors established May 1 of each year as the effective date of grant of equity-based compensation to our non-employee Directors. The 2014 grant, however, has been postponed until the third business day following the date that we become current in our filings with the SEC. The exercise price of any stock options included in those equity-based compensation grants is the closing market price of a share of our common stock on the effective date of the grant. The number of RSUs included in those grants is based on the closing market price of a share of our common stock on the effective date of the grant.

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

Non-Employee Director Participation in Pension Plans. None of our non-employee Directors participate in any of our defined benefit or actuarial pension plans (including supplemental plans). Mr. Fowler, however, participates in the Old Pension Plan as a result of his prior employment by ITT Corporation or one of its affiliated companies that participated in that plan. Any change in the actuarial present value of Mr. Fowler’s accumulated benefit under the Old Pension Plan in 2014 was not affected by his service as a non-employee Director on our Board of Directors. See “– Pension Plans – Old Pension Plan.”

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members during 2014 was:

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

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2014, about shares of our common stock that may be issued under our equity compensation plans that (a) have been approved by our shareholders and (b) have not been approved by our shareholders.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	1,984,580	$76.92	(2)	2,817,686	(3)(4)(5)
Equity compensation plans not approved by security holders (6)	55,635	N/A		N/A	(7)

Total	2,040,215	$76.92	(2)	2,817,686

(1)	Consists of the Amended 2006 Plan. The material terms of the Amended 2006 Plan are described above. See “– Amended 2006 Plan.”
(2)	The weighted average exercise price is calculated based on those awards included in column (a) that have a specified exercise price, namely, outstanding stock options. Since the outstanding RSUs and the shares credited under the Directors Deferred Compensation Plan that are included in column (a) have no exercise price, they have been excluded from the weighted average exercise price calculations in this column (b).
(3)	The total number of shares of our common stock available for awards under the Amended 2006 Plan is 7,350,000, subject to antidilution adjustments. Each share underlying stock options and SARs granted under the Amended 2006 Plan, and not forfeited or terminated, will reduce the number of shares available for future awards under the Amended 2006 Plan by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) will reduce the number of shares remaining for other awards by three shares, if the full-value award was granted prior to May 7, 2013, and by two shares, if the full-value award was granted after that date.
(4)	The aggregate fair market value (determined on the date of grant) of the shares subject to incentive stock options awarded to employees under the Amended 2006 Plan that become exercisable for the first time by the employee in any calendar year may not exceed $100,000.
(5)	Securities remaining available for future issuance under the Amended 2006 Plan include stock options (incentive and nonqualified), SARs, restricted stock, RSUs, performance shares, performance units and other stock-based awards, or any combination of the foregoing, as the Compensation Committee and Board of Directors may determine. The maximum number of performance shares under the Amended 2006 Plan that may be granted to any eligible participant in any given calendar year is 250,000 shares.
(6)	These equity compensation plans include the:

•	Directors Deferred Compensation Plan; and

•	Deferred Bonus Plan.

The material terms of each of these plans are described elsewhere in this document. See “– Director Compensation – Directors Deferred Compensation Plan” and “– Nonqualified Deferred Compensation Plans – Deferred Bonus Plan.”

(7)	There is no limit on the number of shares of our common stock available for future issuance under either the Directors Deferred Compensation Plan or the Deferred Bonus Plan.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 15, 2015, the number of shares of our common stock beneficially owned by any person (including any group) known by management to beneficially own more than 5% of our common stock, by each Director, by each of the Named Executive Officers and by all of our current Directors and the executive officers as a group. Unless otherwise indicated in a footnote, each individual or group possesses sole voting and investment power with respect to all shares indicated as beneficially owned. None of the shares owned by our Directors and executive officers are pledged as security. No Director owns any “qualifying” shares.

	ITT/ESI Common Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Putnam Investments, LLC Putnam Investment Management, LLC The Putnam Advisory Company, LLC Putnam Voyager Fund	3,427,286	(2)	14.5%
One Post Office Square Boston, MA 02109
Warburg Pincus Asset Management, Inc.	2,933,150	(3)	12.4%
466 Lexington Avenue New York, NY 10017
Select Equity Group, L.P. George S. Loening	2,258,955	(4)	9.6%
380 Lafayette Street, 6th Floor New York, NY 10003
Capital World Investors	1,869,000	(5)	7.9%
333 South Hope Street Los Angeles, CA 90071
Nantahala Capital Management, LLC	1,788,000	(6)	7.6%
19 Old Kings Highway South, Suite 200 Darien, CT 06820
Clifton Park Capital Management, LLC	1,606,366	(7)	6.8%
2711 Centerville Road, Suite 400 Wilmington, DE 19808-1645
Providence Equity Partners VI L.P. Providence Equity GP VI L.P. Providence Equity Partners VI L.L.C. Jonathan M. Nelson Glenn M. Creamer Paul J. Salem	1,483,610	(8)	6.3%
c/o Providence Equity Partners L.L.C. 50 Kennedy Plaza, 18th Floor Providence, RI 02903
Barnstar Opportunities Master Fund, Ltd. Barnstar Asset Management, LP	1,271,955	(9)	5.4%
2999 NE 191 Street, Suite PH8 Aventura, FL 33180
BlackRock, Inc.	1,259,813	(10)	5.3%
55 East 52nd Street New York, NY 10022
Kevin M. Modany	540,272	(11)	2.2%
John E. Dean	39,718	(12)	*
Eugene W. Feichtner	88,931	(13)	*
Daniel M. Fitzpatrick	99,007	(14)	*
Ronald F. Hamm	13,071	(15)	*
C. David Brown	0		*

	ITT/ESI Common Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Jerry M. Cohen	0			*
John F. Cozzi	26,149	(16)		*
James D. Fowler, Jr.	14,401	(17)		*
Joanna T. Lau	15,148	(18)		*
Thomas I. Morgan	0			*
Samuel L. Odle	10,414	(19)		*
Vin Weber	32,055	(20)		*
John A. Yena	12,387	(21)		*
All Directors and executive officers as of 5/15/15 as a group (20 individuals)	1,083,011	(22)	4.4%

*	Less than 1%.
(1)	All shares of our common stock are owned directly except as otherwise indicated. Pursuant to the SEC’s regulations, shares (a) receivable by Directors and executive officers upon exercise of stock options exercisable within 60 days after March 31, 2015, (b) receivable by Directors and executive officers upon vesting of RSUs within 60 days after March 31, 2015, (c) allocated to the accounts of certain Directors and executive officers under the ESI 401(k) Plan at March 31, 2015 or (d) credited to the accounts of certain Directors under the Directors Deferred Compensation Plan at March 31, 2015, are deemed to be beneficially owned by such Directors and executive officers.
(2)	Based solely on information in reports filed by the beneficial owners under Section 13(d) or 13(g) of the Exchange Act. Putnam Investments, LLC, d/b/a Putnam Investments (“PI”) wholly owns two registered investment advisers, Putnam Investment Management, LLC (“PIM”) and the Putnam Advisory Company, LLC (“PAC”). Both subsidiaries have dispositive power over the shares as investment managers. Putnam Voyager Fund (“PVF”) is part of the Putnam Family of Funds. PI possesses sole power to vote or to direct the vote of 2,988 shares and sole power to dispose or direct the disposition of 3,427,286 shares. PIM possesses sole power to dispose or direct the disposition of 3,423,794 shares. PAC possesses sole power to vote or to direct the vote of 2,988 shares and sole power to dispose or direct the disposition of 3,492 shares. PVF possesses sole power to vote or to direct the vote of, and sole power to dispose or direct the disposition of, 1,995,959 shares.
(3)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner is a registered investment adviser and has (a) sole power to vote or direct the vote of 2,396,100 shares, (b) shared power to vote or direct the vote of 513,450 shares and (c) sole power to dispose or direct the disposition of 2,933,150 shares.
(4)	Based solely on information in reports filed by the beneficial owners under Section 13(d) or 13(g) of the Exchange Act. George S. Loening is the majority owner of Select Equity Group L.P. (“Select LP”) and the managing member of its general partner. Select LP is an investment adviser and George S. Loening is a control person, and they possess shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, 2,258,955 shares.
(5)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner is an investment adviser and a division of Capital Research and Management Company, which acts as an investment adviser to various investment companies. The beneficial owner indicates that it holds the shares on behalf of its client SMALLCAP World Fund, Inc. The beneficial owner possesses sole power to vote or to direct the vote of, and sole power to dispose or direct the disposition of, 1,869,000 shares.
(6)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner is an investment adviser and possesses sole power to vote or to direct the vote of, and sole power to dispose or direct the disposition of, 1,788,000 shares.
(7)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner possesses shared power to vote or direct the vote of, and dispose or direct the disposition of, 1,606,366 shares.
(8)	Based solely on information in reports filed by the beneficial owners under Section 13(d) or 13(g) of the Exchange Act. Providence Equity Partners VI L.P. (“PEP VI”), a partnership, is the record holder of 1,483,610 shares. Based on the following relationships, the beneficial owners reported shared voting and dispositive power over 1,483,610 shares: (a) Providence Equity GP VI L.P. (“PEP GP VI”) is the sole general partner of PEP VI; (b) Providence Equity Partners VI L.L.C. (“PEP VI LLC”) is the sole general partner of PEP GP VI; and (c) Messrs. Nelson, Creamer and Salem each are members of PEP VI LLC and partners of PEP GP VI. Each of PEP GP VI, PEP VI LLC and Messrs. Nelson, Creamer and Salem disclaims beneficial ownership of the shares reported, except to the extent of its or his pecuniary interest therein.
(9)	Based solely on information in reports filed by the beneficial owners under Section 13(d) or 13(g) of the Exchange Act. The beneficial owners report that the shares are held by Barnstar Opportunities Master Fund, Ltd., a Cayman Islands exempted company, and managed by Barnstar Asset Management, LP, a Delaware limited partnership. The reporting persons possess shared power to vote or direct the vote of, and dispose or direct the disposition of, 1,271,955 shares.

(10)	Based solely on information in reports filed by the beneficial owner under Section 13(d) or 13(g) of the Exchange Act. The beneficial owner is a parent holding company or control person and possesses sole power to (a) vote or direct the vote of 1,200,743 shares, and (b) dispose or direct the disposition of 1,259,813 shares. The beneficial owner reported that the following of its subsidiaries acquired the shares: BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd., BlackRock Investment Management, LLC and BlackRock Life Limited.
(11)	This number includes 65,048 shares owned directly, 225 shares owned under the ESI 401(k) Plan and 474,999 shares subject to presently exercisable options.
(12)	This number includes 21,801 shares owned directly, 16,195 shares deferred under the Directors Deferred Compensation Plan and 1,722 RSUs that will vest within 60 days.
(13)	This number includes 13,484 shares owned directly, 7,948 shares owned under the ESI 401(k) Plan and 67,499 shares subject to presently exercisable options.
(14)	This number includes 14,507 shares owned directly and 84,500 shares subject to presently exercisable options.
(15)	This number includes 3,072 shares owned directly and 9,999 shares subject to presently exercisable options.
(16)	This number includes 9,297 shares owned directly, 2,000 shares owned by Mr. Cozzi’s children, 13,130 shares deferred under the Directors Deferred Compensation Plan and 1,722 RSUs that will vest within 60 days.
(17)	This number includes 9,072 shares owned directly, 3,607 shares held by a revocable trust for the benefit of Mr. Fowler and his spouse and 1,722 RSUs that will vest within 60 days.
(18)	This number includes 10,877 shares owned directly, 2,549 shares deferred under the Directors Deferred Compensation Plan and 1,722 RSUs that will vest within 60 days.
(19)	This number includes 5,835 shares owned directly, 2,857 shares deferred under the Directors Deferred Compensation Plan and 1,722 RSUs that will vest within 60 days.
(20)	This number includes 11,797 shares owned directly, 18,536 shares deferred under the Directors Deferred Compensation Plan and 1,722 RSUs that will vest within 60 days.
(21)	This number includes 8,297 shares owned directly, 2,368 shares deferred under the Directors Deferred Compensation Plan and 1,722 RSUs that will vest within 60 days.
(22)	This number includes 204,714 shares owned directly, 5,607 shares owned indirectly, 8,173 shares owned under the ESI 401(k) Plan, 796,828 shares subject to presently exercisable options, 12,054 RSUs that will vest within 60 days and 55,635 shares deferred under the Directors Deferred Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

There have been no such Transactions since January 1, 2014 and none are currently proposed.

Independent Directors

Our Board of Directors currently contains nine non-employee Directors: Messrs. Brown, Cohen, Cozzi, Fowler, Morgan, Odle, Weber and Yena, and Ms. Lau. Our Board of Directors has adopted categorical standards to assist it in making determinations of independence. Any transactions, relationships or arrangements that we may have with any of our Directors are immaterial, so long as none of those transactions, relationships or arrangements caused the Director to violate any of our categorical standards of independence. Our categorical standards of independence are contained in Section 5 of our Corporate Governance Guidelines and are posted on our website at www.ittesi.com. Our Board of Directors has determined that each of our current non-employee Directors is independent, and each of the non-employee Directors in 2014 was independent, pursuant to our categorical standards of independence and in accordance with Section 303A.02 of the NYSE Listed Company Manual. John E. Dean, a Director of ours since December 1994, was appointed our Executive Chairman and became an employee of ours on August 4, 2014. Prior to that date, Mr. Dean was a non-employee and independent Director. Due to the fact that Mr. Dean became an employee of ours on August 4, 2014 and was not independent at that time, on that date Mr. Dean resigned as a member and Chairman of the Audit Committee of our Board of Directors and as a member of the Nominating and Corporate Governance Committee of our Board of Directors. The letter agreement between us and Mr. Dean provides that after we eliminate the role of Executive Chairman (which is expected to occur when we hire a new Chief Executive Officer), Mr. Dean will remain on our Board of Directors as a non-employee Director for the remainder of his term. In the application of our categorical standards of independence to determine the independence of each non-employee Director for service on our Board of Directors and on its Audit, Compensation and Nominating and Corporate Governance Committees, there were no transactions, relationships or arrangements with our non-employee Directors that were required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Exchange Act, or if not disclosed, that our Board considered.

Item 14.	Principal Accountant Fees and Services.

Audit, Audit-Related, Tax and All Other Fees

The following table sets forth fees for services provided by Deloitte related to 2014. Deloitte was engaged as our independent registered public accounting firm in 2014, and did not provide any services to us in, or related to, the year ended December 31, 2013. The following table also sets forth fees for services provided by PricewaterhouseCoopers LLP (“PWC”), our former independent registered public accounting firm, related to 2013 and 2014.

	Deloitte & Touche LLP		PricewaterhouseCoopers LLP
Type of Service	2014		2014		2013
Audit	$1,760,000	(1)	$250,000	(2)	$5,798,603	(3)
Audit-Related	$0		$0		$140,317	(4)
Tax	$0		$339,845	(5)	$264,532	(5)
All Other	$0		$1,600	(6)	$2,000	(6)

(1)	Represents fees for the following services associated with the audit or review of our financial statements:

•	auditing our annual consolidated financial statements for our 2014 fiscal year;

•	reviewing our consolidated financial statements included in our Quarterly Report on Form 10-Q for the third quarter of 2014;

•	conducting reviews of our internal control over financial reporting and assisting with requirements related to internal control over financial reporting as of December 31, 2014;

•	conducting statutory audits (such as federal and state student financial aid compliance audits) for 2014; and

•	providing other audit services in connection with statutory and regulatory filings or engagements for our 2014 fiscal year.

Those services were rendered in both the 2014 and 2015 calendar years.

(2)	Represents fees for services associated with the review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first and second quarters of 2014.

(3)	Represents fees for the following services associated with the audit or review of our financial statements:

•	auditing our annual consolidated financial statements for our 2013 fiscal year;

•	reviewing our consolidated financial statements included in our Quarterly Reports on Form 10-Q and our amended Quarterly Reports on Form 10-Q/A for the quarters in our 2013 fiscal year;

•	conducting reviews of our internal control over financial reporting and assisting with requirements related to internal control over financial reporting as of December 31, 2013;

•	conducting statutory audits (such as federal and state student financial aid compliance audits) for 2013; and

•	providing other audit services in connection with statutory and regulatory filings or engagements for our 2013 fiscal year.

Those services were rendered in both the 2013 and 2014 calendar years.

(4)	Represents fees for services rendered in the period indicated that were related to the performance of the audit or review of our financial statements and were not reported as Audit services. The nature of those services included, without limitation:

•	financial statement audits of our employee benefit plans; and

•	assistance with respect to accounting, financial reporting and disclosure treatment of transactions or events, including:

•	consultations with us;

•	assistance with understanding and implementing related final and proposed rules, guidance, standards and interpretations from accounting rulemakers, the SEC and the NYSE;

•	helping us assess the actual or potential impact of final or proposed rules, guidance, standards and interpretations from accounting rulemakers, the SEC and the NYSE;

•	in 2013, review of our Registration Statement on Form S-8; and

•	in 2013, responding to a subpoena from the SEC related to the SEC’s investigation of us.

(5)	Represents fees for tax services rendered in the period indicated. The nature of those services included, without limitation:

•	the preparation and/or review of original and amended income, franchise and other tax returns with respect to federal, state and local tax authorities;

•	assistance with tax audits and appeals before federal, state and local tax authorities; and

•	tax advice and assistance related to employee benefit plans and statutory, regulatory or administrative developments, and tax credits and refund opportunities.

(6)	Represents fees for a subscription to PWC’s accounting research tool.

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

All of the fees reported in the table above as “Audit,” “Audit-Related,” “Tax” and “All Other” services rendered by Deloitte in, and related to, 2014 were pre-approved by the Audit Committee.

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

Schedule II – Valuation and Qualifying Accounts of the Company for the years ended December 31, 2014, 2013 and 2012 appear on page F-61 of this Annual Report.

3.	Quarterly Financial Results for 2014 and 2013 (unaudited) appear on page F-62 of this Annual Report.

4.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits appearing on pages S-2 through S-9 of this Annual Report, which immediately precedes such exhibits, and is incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act (“ICFR”). Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our ICFR as of December 31, 2014. Our assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria for the 1992 Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management has identified control deficiencies that constituted material weaknesses in our ICFR as of December 31, 2014, as described below. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has concluded that there were three material weaknesses in our ICFR as of December 31, 2014. Specifically, we did not maintain effective internal controls related to:

•	the assessment of the completeness and accuracy of the data obtained from third parties related to the private education loans that are owned by variable interest entities that we were required to consolidate;

•	the aggregation of design and operating effectiveness control deficiencies relating to property, plant, and equipment, including logical access controls related to information systems relevant to property, plant, and equipment, the design of controls over the impairment of long-lived assets and the design and operation of review controls over accounting for leasehold improvements, which lead to individually immaterial adjustments; and

•	the aggregation of control deficiencies relating to design and operation of review controls over the financial close and reporting and income tax reporting processes, which lead to individually immaterial adjustments.

Our management determined that these control deficiencies could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that these deficiencies constituted a material weakness in our ICFR as of December 31, 2014, and our ICFR was not effective as of that date.

The effectiveness of our ICFR as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.

Carmel, Indiana

We have audited the accompanying consolidated balance sheet of ITT Educational Services, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statement of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company is subject to risks and uncertainties including claims and contingencies arising from litigation and governmental investigations and increasing liquidity pressures that could affect amounts reported in the Company’s financial statements in future periods.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2015 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

May 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.

Carmel, Indiana

We have audited the internal control over financial reporting of ITT Educational Services, Inc. and subsidiaries (the “Company”) as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in internal control over financial reporting related to:

•	The assessment of the completeness and accuracy of the data obtained from third parties related to the private education loans that are owned by variable interest entities that the Company was required to consolidate;

•	The aggregation of design and operating effectiveness control deficiencies relating to property, plant, and equipment, including logical access controls related to information systems relevant to property, plant, and equipment, the design of controls over the impairment of long-lived assets and the design and operation of review controls over accounting for leasehold improvements, which lead to individually immaterial adjustments;

•	The aggregation of control deficiencies relating to design and operation of review controls over the financial close and reporting and income tax reporting processes, which lead to individually immaterial adjustments.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated May 29, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding risks and uncertainties including claims and contingencies arising from litigation and governmental investigations and increasing liquidity pressures that could affect amounts reported in the Company’s financial statements in future periods.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

May 29, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ITT Educational Services, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of ITT Educational Services, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company is subject to risks and uncertainties including litigation, governmental investigations and increasing liquidity pressures that could affect amounts reported in the Company’s financial statements in future periods.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana

October 15, 2014

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$135,937	$215,771
Restricted cash	6,040	5,636
Accounts receivable, less allowance for doubtful accounts of $2,351 and $9,174	46,383	99,530
Private education loans, less allowance for loan losses of $0 and $0	10,584	7,730
Deferred income taxes	34,547	77,549
Prepaid expenses and other current assets	57,923	28,400

Total current assets	291,414	434,616
Property and equipment, net	157,072	168,509
Private education loans, excluding current portion, less allowance for loan losses of $44,392 and $29,349	80,292	76,479
Deferred income taxes	68,041	68,324
Collateral deposits	97,932	8,626
Other assets	54,409	50,297

Total assets	$749,160	$806,851

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,635	$50,000
Current portion of PEAKS Trust senior debt	37,545	157,883
Current portion of CUSO secured borrowing obligation	20,813	0
Accounts payable	67,848	58,021
Accrued compensation and benefits	12,264	18,107
Other current liabilities	27,050	42,136
Deferred revenue	147,475	147,630

Total current liabilities	322,630	473,777
Long-term debt, excluding current portion	86,714	0
PEAKS Trust senior debt, excluding current portion	38,658	71,341
CUSO secured borrowing obligation, excluding current portion	100,194	0
Other liabilities	52,959	146,087

Total liabilities	601,155	691,205

Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371
Capital surplus	198,883	200,040
Retained earnings	969,670	940,449
Accumulated other comprehensive income	1,201	3,146
Treasury stock, 13,619,010 and 13,698,716 shares, at cost	(1,022,120)	(1,028,360)

Total shareholders’ equity	148,005	115,646

Total liabilities and shareholders’ equity	$749,160	$806,851

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$961,783	$1,072,311	$1,286,633
Costs and expenses:
Cost of educational services	460,782	486,353	538,350
Student services and administrative expenses	389,116	397,541	400,856
Goodwill and asset impairment	2,454	0	15,166
Legal and professional fees related to certain lawsuits, investigations and accounting matters	32,008	6,923	873
Loss related to loan program guarantees	2,019	90,964	101,025
Provision for private education loan losses	14,150	29,349	0

Total costs and expenses	900,529	1,011,130	1,056,270

Operating income	61,254	61,181	230,363
Gain (loss) on consolidation of variable interest entities	16,631	(73,248)	0
Interest income	65	108	1,348
Interest (expense)	(28,300)	(25,277)	(3,723)

Income (loss) before provision for income taxes	49,650	(37,236)	227,988
Provision (benefit) for income taxes	20,397	(10,212)	89,018

Net income (loss)	$29,253	$(27,024)	$138,970

Earnings (loss) per share:
Basic	$1.25	$(1.15)	$5.82
Diluted	$1.23	$(1.15)	$5.79
Weighted average shares outstanding:
Basic	23,474	23,412	23,880
Diluted	23,762	23,412	23,999

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$29,253	$(27,024)	$138,970
Other comprehensive income (loss), net of tax:
Net actuarial pension (loss) gain, net of income tax of $683, $6,811 and $242	(1,077)	10,755	379
Net actuarial pension loss amortization, net of income tax of $0, $790 and $1,062	0	1,247	1,656
Prior service cost (credit) amortization, net of income tax of $603, $604 and $607	(952)	(951)	(948)
Pension settlement, net of income tax of $53, $17 and $309	84	25	483
Unrealized gains (losses) on available-for-sale securities, net of income tax of $0, $0 and $0	0	0	(21)

Other comprehensive income (loss), net of tax	(1,945)	11,076	1,549

Comprehensive income (loss)	$27,308	$(15,948)	$140,519

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$29,253	$(27,024)	$138,970
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26,456	27,252	29,350
Provision for doubtful accounts	63,928	67,640	56,818
Deferred income taxes	41,969	(54,102)	(59,571)
Excess tax benefit from stock option exercises	0	0	(1,382)
Stock-based compensation expense	10,336	11,638	16,658
Settlement cost	0	(46,000)	21,750
Goodwill and asset impairment	2,454	0	15,166
Accretion of discount on private education loans	(12,170)	(12,996)	0
Accretion of discount on long-term debt	118	0	0
Accretion of discount on PEAKS Trust senior debt	6,712	4,926	0
Accretion of discount on CUSO secured borrowing obligation	231	0	0
Provision for private education loan losses	14,150	29,349	0
(Gain) loss on consolidation of variable interest entities	(16,631)	73,248	0
Other	(613)	315	6,992
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	2,334	(455)	3,794
Accounts receivable	(10,010)	(87,225)	(87,138)
Private education loans	18,552	11,554	0
Accounts payable	9,591	(5,574)	(15,572)
Other operating assets and liabilities	(48,727)	73,880	72,429
Deferred revenue	(1,156)	11,299	(90,643)

Net cash flows from operating activities	136,777	77,725	107,621

Cash flows from investing activities:
Capital expenditures, net	(6,092)	(5,147)	(18,250)
Acquisition of company, net of cash acquired	(5,220)	(7,150)	0
Collateralization of letters of credit	(89,304)	0	0
Proceeds from sales and maturities of investments and repayment of notes	293	461	217,301
Note advances and purchases of investments	(2)	(1,242)	(75,887)

Net cash flows from investing activities	(100,325)	(13,078)	123,164

Cash flows from financing activities:
Excess tax benefit from stock option exercises	0	0	1,382
Proceeds from exercise of stock options	0	0	8,345
Debt issue costs	(4,938)	0	(1,525)
Proceeds from term and revolving borrowings	100,000	0	175,000
Repayment of revolving borrowings	(50,000)	(90,000)	(185,000)
Repayment of PEAKS Trust senior debt	(158,668)	(1,946)	0
Repayment of CUSO secured borrowing obligation	(1,766)	0	0
Repurchase of common stock and shares tendered for taxes	(914)	(395)	(209,371)

Net cash flows from financing activities	(116,286)	(92,341)	(211,169)

Net change in cash and cash equivalents	(79,834)	(27,694)	19,616
Cash and cash equivalents at beginning of period	215,771	243,465	223,849

Cash and cash equivalents at end of period	$135,937	$215,771	$243,465

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$14,466	$61,131	$139,919
Interest	$20,897	$3,310	$3,047
Non-cash operating activities:
Consolidation of variable interest entities assets	$30,136	$113,819	$0
Consolidation of variable interest entities liabilities	$2,564	$471	$0
Non-cash operating and investing activities:
Accrued capital expenditures	$236	$0	$0
Non-cash financing activities:
Issuance of treasury stock for Directors’ compensation	$38	$0	$37
Consolidation of PEAKS Trust senior debt	$0	$226,096	$0
Consolidation of CUSO secured borrowing obligation	$122,542	$0	$0

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Amount	Total
Balance as of December 31, 2011	37,069	$371	$184,207	$833,347	$(9,479)	(10,969)	$(839,341)	$169,105
Net income				138,970				138,970
Other comprehensive income, net of income tax					1,549			1,549
Equity award vesting and exercises			(4,224)	(4,843)		272	17,412	8,345
Tax benefit from equity awards			918					918
Stock-based compensation			16,212					16,212
Common shares repurchased						(3,026)	(207,918)	(207,918)
Shares tendered for taxes						(22)	(1,453)	(1,453)
Issuance of shares for Directors’ compensation				(1)		1	38	37

Balance as of December 31, 2012	37,069	371	197,113	967,473	(7,930)	(13,744)	(1,031,262)	125,765
Net (loss)				(27,024)				(27,024)
Other comprehensive income, net of income tax					11,076			11,076
Equity award vesting			(3,297)			68	3,297	0
Tax benefit from equity awards			(5,414)					(5,414)
Stock-based compensation			11,638					11,638
Shares tendered for taxes						(23)	(395)	(395)

Balance as of December 31, 2013	37,069	371	200,040	940,449	3,146	(13,699)	(1,028,360)	115,646
Net income				29,253				29,253
Other comprehensive (loss), net of income tax					(1,945)			(1,945)
Equity award vesting			(7,084)			121	7,084	0
Tax benefit from equity awards			(4,409)					(4,409)
Stock-based compensation			10,336					10,336
Shares tendered for taxes						(42)	(914)	(914)
Issuance of shares for Directors’ compensation				(32)		1	70	38

Balance as of December 31, 2014	37,069	$371	$198,883	$969,670	$1,201	(13,619)	($1,022,120)	$148,005

The accompanying notes are an integral part of the consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data and unless otherwise stated)

1.	Business and Significant Accounting Policies

Business Overview. ITT Educational Services, Inc. is a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. References in these Notes to “we”, “us” and “our” refer to ITT Educational Services, Inc., its wholly-owned subsidiaries and the variable interest entities (“VIEs”) that it consolidates, unless the context requires or indicates otherwise. As of December 31, 2014, we were offering:

•	master, bachelor and associate degree programs to approximately 53,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for individuals.

In addition, we offered one or more of our online education programs to students who are located in all 50 states. As of December 31, 2014, we had 144 college locations in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. In August 2013, we acquired all of the membership interests of Cable Holdings, LLC (“Cable Holdings”), an education company that offers short-term information technology and business learning solutions for career advancers and other professionals. See Note 3– Acquisitions, for additional discussion of the acquisition of the Ascolta business and Cable Holdings. Our corporate headquarters are located in Carmel, Indiana.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries and the VIEs that we consolidate, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Arrangements where we have a variable interest in another party are evaluated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “Codification”) 810, “Consolidation” (“ASC 810”), to determine whether we are required to consolidate the other party in our consolidated financial statements. See Note 8 – Variable Interest Entities, for a further discussion of the VIEs in which we held a variable interest and the consolidation of those entities in our consolidated financial statements as of and for the years ended December 31, 2014 and December 31, 2013. All significant intercompany balances and transactions are eliminated upon consolidation. Certain reclassifications have been made in the consolidated financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income, total shareholders’ equity or cash flows. We review the operations of our business on a regular basis to determine our reportable operating segments, as defined in ASC 280, “Segment Reporting.” As of December 31, 2014, we reported our financial results under one reportable operating segment.

Use of Estimates. The preparation of these consolidated financial statements, in accordance with GAAP, requires estimates and assumptions that affect amounts reported and disclosed in our consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates. Significant accounting estimates and assumptions are used for, but not limited to:

•	the allowance for doubtful accounts;

•	the allowance for private education loan losses;

•	useful lives of tangible and intangible assets;

•	goodwill and asset impairments;

•	fair value of the assets and liabilities of the VIEs upon consolidation;

•	fair value of the assets acquired and liabilities assumed related to acquisitions;

•	self-insurance;

•	pension liabilities;

•	stock-based compensation;

•	guarantee obligations;

•	income tax valuation allowances and unrecognized income tax benefits; and

•	litigation liabilities.

Our accounting estimates may be adjusted or refined due to changes in the facts and circumstances supporting the accounting estimates. Such changes and refinements are reflected in our consolidated financial statements in the period in which they are made and, if material, their effects are disclosed in our consolidated financial statements.

Cash Equivalents. Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash. The funds from the federal student financial aid programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”), and certain other monies transferred to us by electronic funds transfer, are subject to holding restrictions before they can be drawn into our cash account. The funds subject to these holding periods are identified as restricted cash until they are applied to the students’ accounts. In addition, funds held for students from Title IV Programs that result in a credit balance on a student’s account are also reflected as restricted cash on our Consolidated Balance Sheet. The amount of these funds included on our Consolidated Balance Sheet was $1,967 as of December 31, 2014 and $2,433 as of December 31, 2013.

We consolidated two VIEs in our consolidated financial statements, one beginning on February 28, 2013 and the other beginning on September 30, 2014. Funds held by these VIEs are classified as restricted cash on our Consolidated Balance Sheet, because those funds can only be used to satisfy the obligations of the related VIE. Funds held by the VIEs included in restricted cash on our Consolidated Balance Sheet were $4,073 as of December 31, 2014 and $2,593 as of December 31, 2013.

Collateral Deposits. We maintain an escrow account to secure our guarantee obligation to the VIE that we consolidated in our consolidated financial statements beginning September 30, 2014. The amount of funds that are required to be held in the escrow account is based on a percentage of the aggregate principal balance of the private education loans associated with our guarantee obligation to the VIE. We may be required to increase the amount held in this escrow account if we are not in compliance with certain covenants. The amount of funds in this escrow account that are included in the line item Collateral deposits on our Consolidated Balance Sheet was $8,628 as of December 31, 2014 and $8,626 as of December 31, 2013. The funds held in this escrow account are not available for use by us. See Note 15 – Commitments and Contingencies, for a further discussion of the collateral requirements associated with our guarantee obligation.

Beginning in 2014, we were required to provide cash collateral in an amount equal to 109% of the face amount of a letter of credit payable to the ED and 103% of the face amount of all other letters of credit issued for our account. The funds held as cash collateral are not available for use by us and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. As of December 31, 2014, the balance of this cash collateral was $89,304 and was included in the line item Collateral deposits on our Consolidated Balance Sheet. Of this amount, $86,882 related to the letter of credit that was issued on October 31, 2014 to the ED. See Note 15 – Commitments and Contingencies, for a further discussion of the letter of credit payable to the ED.

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

Private Education Loans. We consolidate two VIEs that purchased, own and collect private education loans made to our students in our consolidated financial statements. Beginning on February 28, 2013, we consolidated a VIE, which is a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans (the “PEAKS Trust Student Loans”) made under a private education loan program for our students (the “PEAKS Program”), in our consolidated financial statements (the “PEAKS Consolidation”). Beginning on September 30, 2014, we consolidated a VIE (the “CUSO”) that purchased, owns and collects private education loans (the “CUSO Student Loans”) made under a private education loan program for our students (the “CUSO Program”), in our consolidated financial statements (the “CUSO Consolidation”).

Certain of the PEAKS Trust Student Loans and the CUSO Student Loans (collectively, the “Private Education Loans”) had evidence of credit deterioration since the date those loans were originated and, therefore, we determined that, at the date of the PEAKS Consolidation and the CUSO Consolidation, it was probable that all contractually required payments under the applicable loans would not be collected. We recorded those loans at fair value at the date of the PEAKS Consolidation and the CUSO Consolidation, as applicable. We also recorded at fair value the Private Education Loans that did not individually have evidence of deteriorated credit quality at the date of the PEAKS Consolidation and the CUSO Consolidation, because we determined that the application of an expected cash flow model provided the most reasonable presentation and this accounting treatment was consistent with the American Institute of Certified Public Accountants’ (the “AICPA”) December 18, 2009 Confirmation Letter (the “Confirmation Letter”). No allowance for loan losses was recorded at the date of the PEAKS Consolidation or the CUSO

Consolidation, because all of the Private Education Loans were recorded at fair value and future credit losses are considered in the estimate of fair value. Cash flows from the Private Education Loans expected to be collected within the 12 month period after December 31, 2014 have been classified as current on our Consolidated Balance Sheet. The remaining balance is classified as non-current.

As of the date of the applicable Consolidation, we aggregated the PEAKS Trust Student Loans into 24 separate pools of loans and the CUSO Student Loans into 48 separate pools of loans, based on common risk characteristics of the loans, which included:

•	the fiscal quarter in which the Private Education Loan was purchased by the PEAKS Trust or the CUSO; and;

•	the consumer credit score of the borrower.

Loans that did not have evidence of deteriorated credit quality were not aggregated in the same pools with loans that had evidence of deteriorated credit quality. The same aggregation criteria, however, were used to determine those loan pools. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

On a quarterly basis subsequent to the PEAKS Consolidation and the CUSO Consolidation, as applicable, we estimate the total principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. Prepayments of loans were not considered when estimating the expected cash flows, because historically, few Private Education Loans have been prepaid.

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for private education loan losses in our Consolidated Statement of Operations; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheet.

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

The impact of modifications made to loans in a loan pool is incorporated into our quarterly assessment of whether a significant change in the expected cash flows of the loan pool is probable or has occurred. We consider the historical loss experience associated with the Private Education Loans in estimating the future probabilities of default for all of the outstanding Private Education Loans.

The excess of any cash flows expected to be collected with respect to a loan pool of the Private Education Loans over the carrying value of the loan pool is referred to as the accretable yield. The accretable yield is not reported on our Consolidated Balance Sheets, but it is accreted and included as interest income at a level rate of return over the remaining estimated life of the loan pool. If we determine that the timing and/or amounts of expected cash flows with respect to a loan pool are not reasonably estimable, no interest income would be accreted and the loans in that loan pool would be reported as nonaccrual loans. We recognize the accretable yield of the Private Education Loans as interest income, because the timing and the amounts of the expected cash flows are reasonably estimable.

If a Private Education Loan is paid in full or charged-off, that loan is removed from the loan pool. If the amount of the proceeds received for that loan, if any, is less than the unpaid principal balance of the loan, the difference is first applied against the loan pool’s nonaccretable difference for principal losses (i.e., the lifetime credit loss estimate established at the date of the related Consolidation). If the nonaccretable difference for principal losses with respect to a loan pool has been fully depleted, any unpaid loan principal balance in excess of the proceeds received for the loan is charged-off against the loan pool’s allowance for loan losses. We do not recognize charge-offs of individual Private Education Loans when those loans reach certain stages of delinquency, because those loans are accounted for at a loan pool level.

If any portion of a Private Education Loan that had previously been charged-off is recovered, the amount collected increases the applicable loan pool’s nonaccretable difference. If the nonaccretable difference with respect to the applicable loan pool has been fully depleted, the amount collected increases that loan pool’s allowance for loan losses.

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

Long-Lived Assets. We review our long-lived assets (which are primarily property and equipment) for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We assess the recoverability of the carrying value of the long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

An impairment of a long-lived asset or asset group exists when the carrying value of a long-lived asset or asset group exceeds the total amount of the estimated undiscounted future cash flows from that asset or asset group. An impairment loss is measured and recognized based on the amount of the difference between the estimated fair value and carrying value of the asset or asset group. We base our impairment analyses of long-lived assets on our current business strategy, expected growth rates and estimates of future economic and regulatory conditions. The estimated cash flows used in the evaluation of impairment and the fair value used to determine the impairment are based on assumptions. Changes in assumptions resulting from changes in actual results from those anticipated may result in a future impairment charge.

We consider a note receivable to be impaired when, based on current information or events, it is probable that we will be unable to collect all amounts of principal and interest owed on the underlying note according to the terms of the note. If the present value of the expected future cash flows from the note receivable discounted at the underlying note’s effective interest rate is less than the carrying value of the underlying note, we recognize an impairment loss in the amount of the difference. We evaluate each note receivable individually for impairment.

Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill and certain other intangible assets (primarily trademarks) are not amortized, because there are no legal, regulatory, contractual, economic or other factors that limit the useful life of those intangible assets. Intangible assets that are not amortized (indefinite-lived intangible assets) are subject to evaluation for impairment. We perform this evaluation annually, during the fourth quarter, or more frequently if facts and circumstances warrant. Certain triggering events are considered by us when evaluating whether an interim impairment analysis is warranted. These events may include a significant long-term decrease in our market capitalization based on events specific to our operations, as well as deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis. We also consider changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors, when determining whether an interim impairment analysis is warranted.

We assess whether goodwill or other indefinite-lived intangible assets may be impaired by determining the estimated fair value of the reporting unit and comparing that value to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, we allocate the estimated fair value of the reporting unit to the assets (including intangible assets) and liabilities of the reporting unit, with the residual representing the implied fair value of goodwill. We recognize an impairment loss if, and to the extent that, the carrying value of the goodwill or other indefinite-lived intangible asset exceeds its estimated fair value.

Insurance Liabilities. We record liabilities and related expenses for medical, workers compensation and other insurance in accordance with the contractual terms of the insurance policies. We record the total liabilities that are estimable and probable as of the reporting date for our insurance liabilities that we self-insure. The accounting for our self-insured arrangements involves estimates and judgments to determine the liability to be recorded for reported claims and claims incurred but not reported. We consider our historical experience in determining the appropriate insurance liability to record. If our current insurance claim trends were to differ significantly from our historic claim experience, however, we would make a corresponding adjustment to our insurance liability.

Contingent Liabilities. We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee obligations and employee-related matters, among others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved is material.

Prior to the CUSO Consolidation, we determined the amount of our contingent liability for our guarantee obligations related to the CUSO Program by estimating the expected payments to be made by us under the guarantee and the amount that we expected to be repaid to us. We also considered the payment options available to us. To the extent that we projected that we would have sufficient funds available to pay the full amount of the outstanding balance of those private education loans that have been charged off at the time that they default to satisfy our guarantee obligations, we incorporated that assumption into our estimate of the contingent liability. If we did not believe that we would have sufficient funds available, we assumed that we would make monthly payments to satisfy our guarantee obligations related to the CUSO Program. We discounted the amount of those expected future monthly payments at a risk-free rate of interest. Making payments for the full amount of the charged-off loans at the time that they default results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods and, therefore, results in an estimated contingent liability that is less than if we had assumed we would make monthly payments in the future.

The difference between the amount of the guarantee payments that we expected to make and the amount that we expected would be repaid to us, each discounted at a risk-free rate of interest, as applicable, was included in our estimate of the amount of our contingent liability related to our guarantee obligations under the CUSO Program prior to the date of the CUSO Consolidation. Beginning on September 30, 2014, we no longer record a contingent liability related to the CUSO Program on our Consolidated Balance Sheet because the contingent liability was eliminated upon the CUSO Consolidation.

Debt. The PEAKS Trust issued senior debt in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”). In accordance with ASC 810, we included the PEAKS Senior Debt on our consolidated balance sheet at its fair value as of February 28, 2013, the date of the PEAKS Consolidation. The difference between the fair value of the PEAKS Senior Debt and its outstanding aggregate principal balance at the date of the PEAKS Consolidation was recorded as an accrued discount on our consolidated balance sheet at the date of the PEAKS Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the life of the PEAKS Senior Debt.

Commitment fees and other amounts that we paid to or on behalf of a third-party lender to realize the proceeds of debt financing have been recorded as a discount to the associated debt on our Consolidated Balance Sheet and are amortized into interest expense using an effective interest rate method.

CUSO Secured Borrowing Obligation. The owners of the CUSO (the “CUSO Participants”) purchased participation interests in the CUSO Student Loans from the CUSO. The terms of the agreements between the CUSO Participants and the CUSO did not meet the requirements under ASC 860, “Transfers and Servicing”, to be considered a sale. As a result, the CUSO was required to record a liability (the “CUSO Secured Borrowing Obligation”) on its balance sheet for the cash received from the CUSO Participants. The CUSO Secured Borrowing Obligation represents the estimated amount that the CUSO owes to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the risk-sharing agreement (the “CUSO RSA”) that we entered into with the CUSO on February 20, 2009.

In accordance with ASC 810, we included the CUSO Secured Borrowing Obligation on our consolidated balance sheet at its fair value as of September 30, 2014, the date of the CUSO Consolidation. The difference between the estimated fair value of the CUSO Secured Borrowing Obligation and the amount expected to be paid by the CUSO to the CUSO Participants was recorded as an accrued discount on our consolidated balance sheet at the date of the CUSO Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the expected life of the CUSO Secured Borrowing Obligation.

The expected life of the CUSO Secured Borrowing Obligation is an estimate of the period of time over which payments are expected to be made by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans. The period of time over which payments are expected to be made by the CUSO to the CUSO Participants is based on when the CUSO Student Loans enter a repayment status and the period of time they remain in a repayment status. Since all of the CUSO Student Loans have not entered repayment, and those loans that have entered repayment may be granted forbearances or deferments, the period of time over which payments are expected to be made to the CUSO Participants is an estimate. The assumptions used to estimate the expected life of the CUSO Secured Borrowing Obligation are reviewed periodically and updated accordingly, which may result in an adjustment to the expected life of the CUSO Secured Borrowing Obligation and the related recognized interest expense.

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

Interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans , is included in revenue and recognized based on the effective interest method as described in Note 9 – Private Education Loans.

Advertising Costs. We expense all advertising costs as incurred. Advertising expense, which is included in Student services and administrative expenses in our Consolidated Statements of Operations, was $177,564 in the year ended December 31, 2014, $177,791 in the year ended December 31, 2013 and $174,009 in the year ended December 2012.

Equity-Based Compensation. Stock-based compensation cost for our equity instruments exchanged for employee and director services is measured at the date of grant, based on the calculated fair value of the grant and is recognized as an expense on a straight-line basis over the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. The vesting period is generally the period set forth in the agreement granting the stock-based compensation. Under the terms of our stock-based compensation plans, some grants immediately vest in full when the grantee’s employment or service terminates due to death or disability. As a result, in certain circumstances, the period of time that the grantee provides services to us in order for that stock-based compensation to fully vest may be less than the vesting period set forth in the agreement granting the stock-based compensation. In these instances, compensation expense will be recognized over this shorter period.

We use a binomial option pricing model to determine the fair value of stock options granted and we use the market price of our common stock to determine the fair value of restricted stock units (“RSUs”) granted. The binomial option pricing model takes into account the variables defined below:

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

We generally issue shares of our common stock from treasury shares upon the exercise of stock options or vesting of RSUs. As of December 31, 2014, approximately 13.6 million shares of our common stock were held in treasury. Our Board of Directors has authorized us to repurchase outstanding shares of our common stock, but we do not expect to repurchase any outstanding shares of our common stock in 2015.

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

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which is included in the Codification under ASC 835, “Interest” (“ASC 835”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that liability. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We are assessing the impact that this guidance may have on our consolidated financial statements.

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

3.	Acquisitions

On January 31, 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. for approximately $5,220. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta and offered short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of the Ascolta business allowed us to expand our offerings in the short-term learning solutions market by integrating the Ascolta operations into the Center for Professional Development @ ITT Technical Institute (the “CPD”).

Our consolidated financial statements include the results of the Ascolta business beginning as of the acquisition date. The revenue and expenses of the Ascolta business included in our Consolidated Statement of Operations for the year ended December 31, 2014 were not significant. Our revenue, net income and earnings per share would not have been significantly affected, if the revenue and expenses of the Ascolta business were presented for the year ended December 31, 2014, 2013 and 2012 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not significant.

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

On August 1, 2013, we acquired all of the membership interests of Cable Holdings for $7,150 in cash, net of cash acquired. Cable Holdings was an education company that operated under the name of Benchmark Learning and offered short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of Cable Holdings allowed us to immediately begin operating in the short-term learning solutions market, and we integrated Cable Holdings’ operations into the CPD.

Our consolidated financial statements include the results of Cable Holdings from the acquisition date. The revenue and expenses of Cable Holdings included in our Consolidated Statements of Operations for the year ended December 31, 2013 were not significant. Our revenue, net income and earnings per share would not have been significantly affected, if the revenue and expenses of Cable Holdings were presented for the years ended December 31, 2013, 2012 and 2011 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire Cable Holdings were expensed and were not significant.

We accounted for the acquisition of Cable Holdings in accordance with ASC 805. We considered the report of a third-party valuation firm in allocating the purchase price to identifiable net assets. The excess of the consideration paid over the estimated fair values of the identifiable net assets acquired was recognized as goodwill and is expected to be deductible for income tax purposes. The identifiable intangible assets acquired consist of customer relationships, non-compete agreements and training materials, which are being amortized over a weighted-average life of approximately five years.

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

4.	Fair Value and Credit Risk of Financial Instruments

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Consolidated Balance Sheet as of December 31, 2014:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash equivalents:
Money market fund	$60,960	$60,960	$0	$0
Restricted cash:
Money market fund	1,967	1,967	0	0
Collateral deposits:
Money market fund	8,628	8,628	0	0

	$71,555	$71,555	$0	$0

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
Collateral deposits:
Money market fund	8,626	8,626	0	0

	$226,044	$226,044	$0	$0

We used quoted prices in active markets for identical assets as of the measurement dates to value our financial assets that were categorized as Level 1.

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Consolidated Balance Sheets as of December 31, 2014 or 2013.

The carrying value of the Private Education Loans was $90,876 as of December 31, 2014 and $84,209 as of December 31, 2013. The estimated fair value of the Private Education Loans was approximately $101,623 as of December 31, 2014 and approximately $99,100 as of December 31, 2013. The fair value of the Private Education Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the Private Education Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our debt under our Financing Agreement (as defined in Note 12—Debt) was approximately $96,349 as of December 31, 2014. The fair value of our debt under the Financing Agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable to estimate the fair value of our debt under the Financing Agreement. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

The carrying value of the PEAKS Senior Debt was $76,203 as of December 31, 2014 and $229,224 as of December 31, 2013. The estimated fair value of the PEAKS Senior Debt was approximately $85,248 as of December 31, 2014 and approximately $239,400 as of December 31, 2013. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

The carrying value of the CUSO Secured Borrowing Obligation was $121,007 as of December 31, 2014 and the estimated fair value of the CUSO Secured Borrowing Obligation was approximately $116,933. The fair value of the CUSO Secured Borrowing Obligation was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the CUSO Secured Borrowing Obligation. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilized significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

5.	Financial Aid Programs

We participate in various Title IV Programs of the HEA. In 2014, in the aggregate, our institutions derived approximately 80% of their applicable revenue from funds distributed under those Title IV Programs, as determined on a cash accounting basis under the calculation of the provision of the HEA commonly referred to as the “90/10 Rule.”

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

6.	Equity Compensation Plans

We have adopted the following equity compensation plans, referred to collectively as the “Plans”:

•	2006 ITT Educational Services, Inc. Equity Compensation Plan – On May 9, 2006, our shareholders approved the 2006 ITT Educational Services, Inc. Equity Compensation Plan (the “Original 2006 Plan”).

•	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan – On May 7, 2013, our shareholders approved the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan and on October 20, 2014, we approved an amendment to that plan (as so amended, the “Amended 2006 Plan”). Awards may be granted to our employees and directors under the Amended 2006 Plan in the form of stock options (incentive and nonqualified), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units and other stock-based awards as defined in the plan. The Amended 2006 Plan increased the maximum number of shares of our common stock that may be issued pursuant to awards under the plan to 7,350,000, an increase of 3,350,000 over the 4,000,000 maximum under the Original 2006 Plan. Each share underlying stock options and SARs granted and not forfeited or terminated, reduces the number of shares available for future awards by one share. The delivery of a share in connection with a “full-value award” (i.e., an award of restricted stock, RSUs, performance shares, performance units or any other stock-based award with value denominated in shares) reduces the number of shares remaining for other awards by two shares. As of December 31, 2014, restricted stock, RSUs and nonqualified stock options have been awarded under this plan.

All awards granted under equity compensation plans other than the Plans expired in or prior to 2014.

The amount of stock-based compensation expense and the line items in which those amounts are included in our Consolidated Statements of Operations and the related estimated income tax benefit recognized in the periods indicated were as follows:

	Year Ended December 31,
	2014	2013	2012
Cost of educational services	$4,790	$4,799	$6,084
Student services and administrative expenses	5,546	6,839	10,574

Total stock-based compensation expense	$10,336	$11,638	$16,658
Income tax (benefit)	($3,980)	($4,481)	($6,414)

As of December 31, 2014, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $9,000, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.6 years.

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

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Year Ended December 31, 2014
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,332,448	$81.77	$108,955
Granted	168,500	$27.94	4,708
Forfeited	(10,334)	$30.29	(313)
Exercised	0	$0.00	0
Expired	(337,341)	$73.04	(24,638)

Outstanding at end of period	1,153,273	$76.92	$88,712	2.2 years	$0

Exercisable at end of period	848,098	$93.33	$79,153	1.8 years	$0

(1)	The aggregate intrinsic value of stock options is calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on December 31, 2014 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on December 31, 2014 was lower than the exercise price of all outstanding stock options and exercisable stock options, the aggregate intrinsic value of the stock options was zero.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Shares subject to stock options granted	168,500	156,500	156,500
Weighted average grant date fair value	$12.62	$9.27	$31.36
Shares subject to stock options exercised	0	0	202,820
Intrinsic value of stock options exercised	$0	$0	$4,802
Proceeds received from stock options exercised	$0	$0	$8,345
Tax benefits realized from stock options exercised	$0	$0	$1,602

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rates	1.3%	0.7%	0.7%
Expected lives (in years)	4.7	4.6	4.5
Volatility	55%	60%	51%
Dividend yield	None	None	None

Restricted Stock Units. Under the Amended 2006 Plan and Original 2006 Plan, RSUs awarded are subject to a restriction period of at least: (a) for awards made prior to November 24, 2010, three years in the case of a time-based period of restriction and one year in the case of a performance-based period of restriction; and (b) for awards made after November 24, 2010, one year, unless the Compensation Committee determines otherwise. All RSUs awarded under the Amended 2006 Plan and Original 2006 Plan that were not vested as of December 31, 2014 have a time-based restriction period that ranges from ending on the first to the third anniversary of the date of grant.

The following table sets forth the number of RSUs that were granted, forfeited and vested in the period indicated:

	Year Ended December 31, 2014
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	737,844	$39.96
Granted	402,890	$21.46
Forfeited	(188,887)	$30.09
Vested	(120,540)	$61.08

Unvested at end of period	831,307	$30.17

The total fair market value of the RSUs that vested and were settled in shares of our common stock was $2,512 in the year ended December 31, 2014, $1,241 in the year ended December 31, 2013 and $4,568 in the year ended December 31, 2012. Also, in the year ended December 31, 2012, 48,935 RSUs vested and were settled in cash for $3,073.

7.	Earnings (Loss) Per Common Share

Earnings (loss) per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income (loss) and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,474	23,412	23,880
Shares assumed issued (less shares assumed purchased for stock-based compensation)	288	Not Applicable	119

Outstanding shares for diluted earnings (loss) per share calculation	23,762	23,412	23,999

A total of approximately 1.3 million shares for fiscal year 2014, approximately 1.4 million shares for fiscal year 2013 and approximately 1.7 million shares for fiscal year 2012 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

8.	Variable Interest Entities

Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

We hold variable interests in the PEAKS Trust as a result of:

•	a subordinated note issued to us by the PEAKS Trust in exchange for the portion of each private education loan disbursed to us under the PEAKS Program that we transferred to the PEAKS Trust (“Subordinated Note”); and

•	our guarantee of the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”).

We hold variable interests in the CUSO as a result of:

•	the CUSO RSA; and

•	a revolving note owed to us by the CUSO (the “Revolving Note”).

Primary Beneficiary Analysis. The PEAKS Trust and the CUSO are VIEs as defined under ASC 810. To determine whether we are the primary beneficiary of the PEAKS Trust or the CUSO, we:

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

We determined that the activities of the PEAKS Trust and the CUSO that most significantly impact the economic performance of the PEAKS Trust and the CUSO involve the servicing (which includes the collection) of the PEAKS Trust Student Loans and the CUSO Student Loans. To make that determination, we analyzed various possible scenarios of student loan portfolio performance to evaluate the potential economic impact on the PEAKS Trust and the CUSO. In our analysis, we made what we believe are reasonable assumptions based on historical data for the following key variables:

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

Our consolidated financial statements for periods as of and after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 15—Commitments and Contingencies, for a further discussion of the PEAKS Guarantee.

Based on our analysis, we concluded that we became the primary beneficiary of the CUSO on September 30, 2014. This was the first date that we determined we had the power to direct the activities of the CUSO that most significantly impact the economic performance of the CUSO, because the entity that performs the servicing activities on behalf of the CUSO (the “CUSO Program Servicer”) failed to meet certain performance criteria specified in the servicing agreement that governs the servicing activities of the CUSO Student Loans (the “CUSO Servicing Agreement”) on that date. The CUSO Servicing Agreement provides that in the event that the CUSO Program Servicer fails to meet certain performance criteria specified in the CUSO Servicing Agreement, and the CUSO Program Servicer does not affect a cure of that failure during a specified cure period, we would have the right to terminate the CUSO Servicing Agreement. We determined that it was not reasonably possible that the CUSO Program Servicer would be able to affect a cure during the specified cure period and, therefore, because the cure period was not substantive, we effectively had the right to terminate the CUSO Servicing Agreement as of the date that the CUSO Program Servicer failed to meet the performance criteria. We have not, however, exercised our right to terminate the CUSO Servicing Agreement.

As a result of our primary beneficiary conclusion, we consolidated the CUSO in our consolidated financial statements beginning on September 30, 2014. Prior to September 30, 2014, the CUSO was not required to be consolidated in our consolidated financial statements, because we concluded that we were not the primary beneficiary of the CUSO prior to that time. The CUSO is discussed in more detail below.

Our consolidated financial statements for periods as of and after September 30, 2014 include the CUSO, because we were considered to have control over the CUSO under ASC 810, as a result of our substantive right to terminate the CUSO Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. See Note 15—Commitments and Contingencies, for a further discussion of the CUSO RSA.

PEAKS Private Student Loan Program. On January 20, 2010, we entered into agreements with unrelated third parties to establish the PEAKS Program, which was a private education loan program for our students. We entered into the PEAKS Program to offer our students another source of private education loans that they could use to help pay their education costs owed to us and to supplement the limited amount of private education loans available to our students under other private education loan programs, including the CUSO Program. Under the PEAKS Program, our students had access to a greater amount of private education loans, which resulted in a reduction in the amount of internal financing that we provided to our students in 2010 and 2011. No new private education loans were or will be originated under the PEAKS Program after July 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through March 2012.

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

The Subordinated Note issued by the PEAKS Trust to us does not bear interest and was recorded net of an unamortized discount based on an imputed interest rate of 9.0% prior to the PEAKS Consolidation. Prior to October 1, 2012, the discount was amortized and recognized in Interest income in our Consolidated Statements of Operations over the term of the Subordinated Note. The maturity date of the Subordinated Note is in March 2026 and principal is due on the Subordinated Note following:

•	the repayment of the PEAKS Senior Debt;

•	the repayment of fees and expenses of the PEAKS Trust; and

•	the reimbursement of the amounts of any payments made by us under the PEAKS Guarantee, other than Payments on Behalf of Borrowers (as defined below).

The carrying value of the Subordinated Note was eliminated from our consolidated balance sheet when we consolidated the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. In the three months ended December 31, 2012, we determined it was probable that we would not collect the carrying value of the Subordinated Note and, therefore, recorded an impairment charge in the amount of approximately $10,300, which equaled the total carrying value of the Subordinated Note prior to recording the impairment charge. We did not recognize any interest income related to the Subordinated Note in our Consolidated Statements of Operations after September 30, 2012.

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

Under the PEAKS Guarantee we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “Asset/Liability Ratio”). Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts that we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. See Note 15 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the PEAKS Guarantee.

Assets and Liabilities of the PEAKS Trust. We concluded that we became the primary beneficiary of the PEAKS Trust on February 28, 2013 and, therefore, were required to consolidate the PEAKS Trust in our consolidated financial statements. In accordance with ASC 810, the consolidation of the PEAKS Trust was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the PEAKS Trust were included in our consolidated financial statements at their fair value as of February 28, 2013. The following table sets forth the fair value of the assets and liabilities of the PEAKS Trust as of February 28, 2013 that were included on our Consolidated Balance Sheet on that date:

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

The fair value of the PEAKS Trust’s liabilities exceeded the fair value of the PEAKS Trust’s assets as of February 28, 2013 by $112,748. The amount of this excess was reduced by $39,500, which represented the net amount of the carrying value of the assets and liabilities related to the PEAKS Program that had been recorded in our consolidated financial statements as of February 28, 2013 and were eliminated upon the PEAKS Consolidation. As a result, we recognized a total loss of $73,248 in our Consolidated Statement of Operations for the three months ended March 31, 2013 related to the PEAKS Consolidation.

The following table sets forth the carrying values of assets and liabilities of the PEAKS Trust that were included on our Consolidated Balance Sheet as of the dates indicated:

	As of December 31,
	2014	2013
Assets
Restricted cash	$1,556	$2,593
Current portion of PEAKS Trust student loans	7,169	7,730
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $42,353 and $29,349	59,902	76,479

Total assets	$68,627	$86,802

Liabilities
Current portion of PEAKS Trust senior debt	$37,545	$157,883
Other current liabilities	199	697
PEAKS Trust senior debt, excluding current portion	38,658	71,341

Total liabilities	$76,402	$229,921

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

Revenue and Expenses of PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, excluding the loss on consolidation of the PEAKS Trust, that were included in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2014	2013
Revenue	$11,471	$12,996
Student services and administrative expenses	4,479	5,288
Provision for private education loan losses	12,111	29,349
Interest expense	20,814	21,288

(Loss) before provision for income taxes	$(25,933)	$(42,929)

The revenue of the PEAKS Trust consists of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Consolidated Statements of Operations. The provision for PEAKS Trust student loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of the end of the reporting period. Interest expense of the PEAKS Trust represents interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

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

Prior to the PEAKS Consolidation, Payments on Behalf of Borrowers were reflected on our financial statements as a reduction to our contingent liability. Following the PEAKS Consolidation, Payments on Behalf of Borrowers were not reflected on our financial statements, since those payments were intercompany transactions, which were eliminated from our financial statements as a result of the PEAKS Consolidation.

In January 2014, we made Payments on Behalf of Borrowers of $1,832. We entered into a letter agreement, dated as of March 17, 2014, with the trustee under the PEAKS Program and the holders of the PEAKS Senior Debt (the “PEAKS Letter Agreement”), in order to resolve differing interpretations of the permissibility of the Payments on Behalf of Borrowers under the PEAKS Program documents. Pursuant to the PEAKS Letter Agreement, the trustee agreed to waive, and the holders of the PEAKS Senior Debt consented to the waiver of, any:

•	breach of the PEAKS Program documents caused by us making Payments on Behalf of Borrowers, including any failure to make payments under the PEAKS Guarantee as a result thereof ; and

•	event of default under the PEAKS Program documents that may have arisen or resulted by us making Payments on Behalf of Borrowers.

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

PEAKS Guarantee Payments and Payments on Behalf of Borrowers. The following table sets forth the PEAKS Guarantee payments and Payments on Behalf of Borrowers that were made in the periods indicated:

	Year Ended December 31,
Type of Payment	2014	2013
PEAKS Guarantee	$159,255	$2,413	(1)
Payments on Behalf of Borrowers	1,832	11,499	(2)

Total	$161,087	$13,912

(1)	Of this amount, $854 was paid prior to the PEAKS Consolidation.
(2)	Of this amount, $532 was paid prior to the PEAKS Consolidation.

CUSO Program. On February 20, 2009, we entered into agreements with the CUSO to create the CUSO Program. Under the CUSO Program, an unrelated lender originated private education loans to our eligible students and, subsequently, sold those loans to the CUSO. The CUSO purchased the private education loans from the lender utilizing funds received from its owners in exchange for participation interests in the private education loans acquired by the CUSO. The lender disbursed the proceeds of the private education loans to us for application to the students’ account balances with us that represented their unpaid education costs. No new private education loans were or will be originated under the CUSO Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012.

In connection with the CUSO Program, we entered into the CUSO RSA with the CUSO. Under the CUSO RSA, we guarantee the repayment of any private education loans that are charged off above a certain percentage of the private education loans made under the CUSO Program, based on the annual dollar volume. Under the CUSO RSA, we have an obligation to make the monthly payments due and unpaid on those private education loans that have been charged off above a certain percentage (“Regular Payments”). Instead of making Regular Payments, however, we may elect to discharge our obligations to make Regular Payments on specified charged-off private education loans by:

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

(collectively, “Discharge Payments”).

See Note 15 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the CUSO RSA.

Assets and Liabilities of the CUSO. We concluded that we became the primary beneficiary of the CUSO on September 30, 2014 and, therefore, were required to consolidate the CUSO in our consolidated financial statements. In accordance with ASC 810, the consolidation of the CUSO was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the CUSO were included in our consolidated financial statements at their fair value as of September 30, 2014.

We recorded the CUSO Secured Borrowing Obligation at the time of the CUSO Consolidation. The CUSO Secured Borrowing Obligation represents the estimated amount that the CUSO owes to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA.

In accordance with ASC 810, we included the CUSO Secured Borrowing Obligation on our consolidated balance sheet at its fair value as of September 30, 2014, the date of the CUSO Consolidation. The difference between the estimated fair value of the CUSO Secured Borrowing Obligation and the amount expected to be paid by the CUSO to the CUSO Participants was recorded as an accrued discount on our consolidated balance sheet at the date of the CUSO Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the expected life of the CUSO Secured Borrowing Obligation.

The expected life of the CUSO Secured Borrowing Obligation is an estimate of the period of time over which payments are expected to be made by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans. The period of time over which payments are expected to be made by the CUSO to the CUSO Participants is based upon when the CUSO Student Loans enter a repayment status and the period of time they remain in a repayment status. Since all of the CUSO Student Loans have not entered repayment, and those loans that have entered a repayment status may be granted forbearances or deferments, the period of time over which payments are expected to be made to the CUSO Participants is an estimate. The assumptions used to estimate the expected life of the CUSO Secured Borrowing Obligation are reviewed periodically and updated accordingly, which may result in an adjustment to the expected life of the CUSO Secured Borrowing Obligation and the related recognized interest expense.

The following table sets forth the fair value of the assets and liabilities of the CUSO as of September 30, 2014 that were included on our consolidated balance sheet on that date:

	As of September 30, 2014
	Assets	Liabilities
Restricted cash	$2,738
Current portion of CUSO Student Loans	3,406
CUSO Student Loans, excluding current portion	23,793
Other assets	199
Current portion of CUSO Secured Borrowing Obligation		$20,662
Other current liabilities		624
CUSO Secured Borrowing Obligation, excluding current portion		101,880
Other liabilities		1,940

Total	$30,136	$125,106

The assets of the CUSO can only be used to satisfy the obligations of the CUSO.

The following table sets forth the carrying value of the assets and liabilities related to the CUSO Program as of September 30, 2014 that we eliminated from our consolidated balance sheet when we consolidated the CUSO in our consolidated financial statements, and the line items within which those assets and liabilities were included:

	As of September 30, 2014
	Assets	Liabilities
Prepaid expenses and other current assets	$3,260
Other current liabilities		$23,887
Other liabilities		90,974

Total	$3,260	$114,861

Upon the CUSO Consolidation, we recorded the CUSO’s assets and liabilities at their fair value in our consolidated financial statements and we eliminated the carrying value of the assets and liabilities related to the CUSO Program that had been recorded in our consolidated financial statements as of September 30, 2014. The fair value of the CUSO’s liabilities exceeded the fair value of the CUSO’s assets as of September 30, 2014 by $94,970. As of September 30, 2014, the carrying value of the liabilities related to the CUSO Program that had been recorded in our consolidated financial statements exceeded the carrying value of the assets related to the CUSO Program that had been recorded in our consolidated financial statements by $111,601. As a result, we recognized a total gain of $16,631 in our Consolidated Statements of Operations for the year ended December 31, 2014, which represented the difference between (i) the fair value of the net liabilities of the CUSO that we recorded upon the CUSO Consolidation, and (ii) the carrying value of the net liabilities related to the CUSO Program that had been recorded in our consolidated financial statements and were eliminated upon the CUSO Consolidation, in each case, as of September 30, 2014.

The following table sets forth the carrying values of assets and liabilities of the CUSO that were included on our Consolidated Balance Sheet as of the date indicated:

As of December 31, 2014
Assets
Restricted cash	$2,517
Current portion of CUSO Student Loans	3,415
CUSO Student Loans, excluding current portion, less allowance for loan losses of $2,039	20,390
Other assets	284

Total assets	$26,606

Liabilities
Current portion of CUSO Secured Borrowing Obligation	$20,813
Other current liabilities	179
CUSO Secured Borrowing Obligation, excluding current portion	100,194
Other liabilities	1,073

Total liabilities	$122,259

The assets of the CUSO can only be used to satisfy the obligations of the CUSO.

Revenue and Expenses of the CUSO. The following table sets forth the revenue and expenses of the CUSO, excluding the gain on consolidation of the CUSO, which were included in our Consolidated Statement of Operations for the period indicated:

Year Ended December 31, 2014
Revenue	$1,136
Student services and administrative expenses	437
Provision for private education loan losses	2,039
Interest expense	3,725

(Loss) before provision for income taxes	$(5,065)

The revenue of the CUSO consists of interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis. The servicing, administrative and other fees incurred by the CUSO are included in Student services and administrative expenses in our Consolidated Statements of Operations. The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the CUSO Student Loans, discounted by the loan pool’s effective interest rate as of the end of the reporting period. Interest expense of the CUSO represents interest expense on the CUSO Secured Borrowing Obligation, which includes the contractual interest obligation on the CUSO Student Loans and the accretion of the discount on the CUSO Secured Borrowing Obligation.

CUSO RSA – Payments, Recoveries and Offsets. Pursuant to the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We have the right to offset payment amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. We exercised this offset right in the year ended December 31, 2014. We did not exercise this offset right in the year ended December 31, 2013.

The following table sets forth the payments that we made to the CUSO related to our guarantee obligations under the CUSO RSA and the amount of recoveries from charged-off loans paid to us by the CUSO in the periods indicated:

	Year Ended December 31,
	2014		2013
Regular Payments	$6,562	(1) (2)	$1,791
Discharge Payments	2,577		912
Recoveries from Charged-Off Loans	0		(103)

	$9,139		$2,600

(1)	This amount is net of $466 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the CUSO RSA.
(2)	Of this amount, $4,556 was paid prior to the CUSO Consolidation.

The CUSO did not remit to us, and we did not offset payments under the CUSO RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$475 in the fiscal year ended December 31, 2014; and

•	$574 in the fiscal year ended December 31, 2013.

We recorded the amount of recoveries from charged-off loans that were owed to us, but not paid or offset, as of December 31, 2013 in Prepaid expenses and other current assets on our Consolidated Balance Sheet. The amounts of recoveries from charged-off loans that were owed to us by the CUSO as of December 31, 2014 were not recorded on our financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation.

In the fiscal year ended December 31, 2013, we also offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in those amounts. Approximately $6,786 of the amount that we claimed as an offset against the Revolving Note represented Discharge Payments. We recorded the amounts that we claimed as offsets against amounts owed to us under the Revolving Note in Other current liabilities on our Consolidated Balance Sheet as of December 31, 2013. The amounts that we claimed as offset under the Revolving Note as of December 31, 2014 were not reflected in our financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation. See Note 15 – Commitments and Contingencies, for a further discussion of the offset and CUSO RSA.

We made advances to the CUSO under the Revolving Note in years prior to 2012. We made the advances so that the CUSO could use those funds primarily to provide additional funding to the CUSO to purchase additional private education loans made under the CUSO Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. We did not make any advances in the fiscal year ended December 31, 2013 to the CUSO under the Revolving Note that we were not contractually required to make. Certain of the assets of the CUSO serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full.

The amount owed to us under the Revolving Note, excluding the offsets described above, was approximately $8,200 as of December 31, 2013 and December 31, 2014. In the three months ended December 31, 2012, we determined it was probable that we would not collect the full carrying value of the Revolving Note and, therefore, recorded an impairment charge in the amount of $4,900, which equaled the amount that the carrying value of the Revolving Note exceeded the present value of the expected future cash flows from that note. The carrying value of the Revolving Note was approximately $2,500 as of December 31, 2013, and was included on our Consolidated Balance Sheet in Prepaid expenses and other current assets. The amount of the Revolving Note as of December 31, 2014 was not reflected in our financial statements, since that amount was an intercompany transaction that was eliminated from our financial statements as a result of the CUSO Consolidation.

9.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 8 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and the CUSO (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Consolidated Balance Sheet as of December 31, 2014. The assets and liabilities of the PEAKS Trust were included on our Consolidated Balance Sheet as of December 31, 2013.

As of December 31, 2014, the aggregate carrying amount of the Private Education Loans included under the Private education loan line items on our Consolidated Balance Sheet was $90,876. The outstanding principal balance of the Private Education Loans, including accrued interest, was approximately $184,710 as of December 31, 2014.

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

This accounting treatment is consistent with the AICPA December 18, 2009 “Confirmation Letter’, in which the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. In this letter, the AICPA states that it understands that the SEC staff will not object to an accounting policy based on contractual or expected cash flow. We believe that following ASC 310-30 by analogy with respect to the Private Education Loans that did not individually have evidence of deteriorated credit quality at the time of consolidation is an appropriate application of the accounting guidance to determine the initial measurement of the value of those loans.

Aggregation of Loans. PCI Loans recognized upon consolidation or acquisition in the same fiscal quarter may be aggregated into one or more pools, provided that the PCI Loans in each pool have common risk characteristics. The Private Education Loans were considered to be PCI Loans upon consolidation. As of the date of the PEAKS Consolidation or CUSO Consolidation, as applicable, we aggregated the PEAKS Trust Student Loans into 24 separate pools of loans and the CUSO Student Loans into 48 separate pools of loans, based on common risk characteristics of the loans, which included:

•	the fiscal quarter in which the Private Education Loan was purchased by the PEAKS Trust or the CUSO; and

•	the consumer credit score of the borrower.

PCI Loans that do not have evidence of deteriorated credit quality are not aggregated in the same pools with PCI Loans that have evidence of deteriorated credit quality. The same aggregation criteria, however, were used to determine those loan pools. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Estimated Fair Value, Accretable Yield and Expected Cash Flows. The Private Education Loans were recorded at their estimated fair value upon consolidation. The estimated fair value of the PEAKS Trust Student Loans as of February 28, 2013 and the CUSO Student Loans as of September 30, 2014 was determined using an expected cash flow methodology. Projected default rates and forbearances were considered in applying the estimated cash flow methodology. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few Private Education Loans have been prepaid. No allowance for loan loss was established as of the date of consolidation of the PEAKS Trust and the CUSO, because all of the Private Education Loans were recorded at fair value and future credit losses are considered in the estimate of fair value.

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

The following table sets forth the estimated fair value, accretable yield and expected cash flows for the PEAKS Trust Student Loans and the CUSO Student Loans, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, as of the dates indicated

	PEAKS Trust Student Loans		CUSO Student Loans
	As of February 28, 2013		As of September 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Estimated fair value	$112,116	$60,177	$27,199	$12,799
Accretable yield	$100,953	$58,843	$12,498	$5,651
Expected cash flows	$213,069	$119,020	$39,697	$18,450

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Year Ended December 31, 2014
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$70,580	$42,274
Additions resulting from the PEAKS Consolidation	0	0
Accretion	(11,471)	(6,700)
Reclassification from nonaccretable difference and changes in expected cash flows	(7,290)	(2,920)

Balance as of December 31	$51,819	$32,654

	Year Ended December 31, 2013
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$0	$0
Additions resulting from the PEAKS Consolidation	100,953	58,843
Accretion	(12,996)	(7,243)
Reclassification from nonaccretable difference and changes in expected cash flows	(17,377)	(9,326)

Balance as of December 31	$70,580	$42,274

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Year Ended December 31, 2014
	Total	ASC 310-30 Applied By Analogy
Balance as of January 1	$0	$0
Additions resulting from the CUSO Consolidation	12,498	5,651
Accretion	(699)	(333)
Reclassification from nonaccretable difference and changes in expected cash flows	(71)	539

Balance as of December 31	$11,728	$5,857

Contractually Required Payments. The excess of the contractually required payments of the Private Education Loans over the expected cash flows is referred to as the nonaccretable difference. The following table sets forth the contractually required future principal and interest payments, expected cash flows and the nonaccretable difference, in total and for those loans pursuant to which ASC 310-30 was applied by analogy for the PEAKS Trust Student Loans and the CUSO Student Loans, as of the dates indicated:

	PEAKS Trust Student Loans		CUSO Student Loans
	As of February 28, 2013		As of September 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Contractual future principal and interest payments	$487,800	$213,600	$111,159	$36,715
Expected cash flows	213,069	119,020	39,697	18,450

Nonaccretable difference	$274,731	$94,580	$71,462	$18,265

Allowance for Private Education Loan Losses. On a quarterly basis subsequent to the PEAKS Consolidation and the CUSO Consolidation, as applicable, we estimate the principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few Private Education Loans have been prepaid.

If a decrease in the expected cash flows of a loan pool is probable and would cause the expected cash flows to be less than the expected cash flows at the end of the previous fiscal quarter, we would record the impairment as:

•	a provision for private education loan losses in our Consolidated Statement of Operations; and

•	an increase in the allowance for loan losses on our Consolidated Balance Sheet.

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate for the periods indicated:

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$29,349	$0
Loans charged off	(1,199)	0
Recoveries from charged off loans	2,092	0
Provision for loan losses	12,111	29,349

Balance at end of period	$42,353	$29,349

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the aggregate for the period indicated:

Year Ended December 31, 2014
Balance at beginning of period	$0
Loans charged off	0
Recoveries from charged off loans	0
Provision for loan losses	2,039

Balance at end of period	$2,039

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Loan Modifications and Charge Offs. Modifications were made to PCI Loans in the fiscal years ended December 31, 2014 and 2013 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

10.	Property and Equipment

The following table sets forth our property and equipment, net, as of the dates indicated:

	As of December 31,
	2014	2013
Furniture and equipment	$161,994	$162,128
Buildings and building improvements	135,241	134,993
Land and land improvements	39,609	39,609
Leasehold improvements	35,738	20,953
Software	8,263	8,620
Construction in progress	766	156

	$381,611	$366,459
Less: Accumulated depreciation and amortization	(224,539)	(197,950)

Property and equipment, net	$157,072	$168,509

Software includes purchased and internally developed software.

The following table sets forth the depreciation and amortization expense for the assets listed above in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization expense	$25,603	$27,007	$29,320

11.	Goodwill and Other Intangibles

We recognized goodwill and certain other intangible assets on our consolidated balance sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, Inc. on August 1, 2013; and

•	all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

The acquired intangible assets consist of certain identifiable intangible assets that are amortized over the asset’s estimated life, and other indefinite-lived intangible assets, including goodwill. Goodwill represents the excess of the consideration paid over the estimated fair value of identifiable net assets acquired.

The following tables set forth the carrying value of our acquired intangible assets that are included in Other assets on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amorti- zation Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(578)	$1,922	60
Non-compete agreements	1,120	(280)	840	60
Training materials	440	(178)	262	42
Accreditation	210	(165)	45	84

	$4,270	$(1,201)	$3,069

	As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amorti- zation Period (months)
Amortizable intangible assets:
Customer relationships	$1,200	$(100)	$1,100	60
Non-compete agreements	750	(63)	687	60
Training materials	440	(52)	388	42
Accreditation	210	(135)	75	84

	$2,600	$(350)	$2,250

All amortizable intangible assets are being amortized on a straight-line basis. Amortization expense for amortized intangible assets was:

•	$851 in the year ended December 31, 2014;

•	$245 in the year ended December 31, 2013; and

•	$30 in the year ended December 31, 2012.

The following table sets forth our estimate of the amortization expense for our amortizable intangible assets in each of the next five fiscal years:

Fiscal Year Ending December 31,	Estimated Amortization Expense
2015	$880
2016	865
2017	734
2018	562
2019	28

$3,069

The following tables set forth the carrying value of our indefinite-lived intangible assets that are included in Other assets on our Consolidated Balance Sheets as of the dates indicated.

	As of December 31, 2014
	Gross Carrying Value	Impairment Charge	New Carrying Value
Indefinite-lived intangible assets:
Goodwill	$7,290	$(2,044)	$5,246
Trademark	660	(410)	250

	$7,950	$(2,454)	$5,496

	As of December 31, 2013
	Gross Carrying Value	Impairment Charge	New Carrying Value
Indefinite-lived intangible assets:
Goodwill	$3,958	$0	$3,958
Trademark	660	0	660

	$4,618	$0	$4,618

Indefinite-lived intangible assets include trademarks and goodwill, which are not amortized, since there are no legal, regulatory, contractual, economic or other factors that limit the useful life of those intangible assets by us.

Intangible assets that are not subject to amortization are required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. We perform our impairment evaluation annually, during the fourth quarter, or more frequently if facts and circumstances warrant. All of our goodwill relates to one reporting unit, which is defined as one level below an operating segment.

We performed our annual impairment test as of October 1, 2014 and determined that certain of our indefinite-lived intangible assets were impaired, because the carrying values of those assets exceeded their estimated fair value. In the fourth quarter of 2014, we recorded a $2,044 charge for the impairment of goodwill associated with the acquisitions of Cable Holdings and Ascolta and a $410 charge for the impairment of the trademark associated with the acquisition of Daniel Webster College. The amount of each impairment charge equaled the difference between the estimated fair value and the carrying value of the applicable assets. The goodwill impairment was due to a decrease in the fair value of the forecasted cash flows, primarily resulting from lower projected revenue and margins. The impairment of the trademark was due to a decrease in projected revenue.

To calculate the amount of the goodwill impairment charge, we estimated the fair value of the reporting unit using a discounted cash flow method. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. In applying this methodology to calculate the fair value of the reporting unit, we used assumptions about future revenue and costs. In addition, the application of the discounted cash flow method requires judgment in determining a risk-adjusted discount rate. We considered the report of a third-party valuation firm in determining the risk-adjusted discount rate used for the valuation. The estimated fair value of the reporting unit is allocated to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of the goodwill. This allocation process required judgment and the use of additional valuation assumptions in determining the individual fair values of the assets and liabilities of the reporting unit. To calculate the amount of the trademark impairment charge, we estimated the fair value of the trademark using a discounted cash flow method. In applying this methodology, we made certain assumptions about future revenue, royalty rates and the risk-adjusted discount rate.

The assumptions and estimates underlying the fair value calculations used in our annual impairment test are uncertain by their nature and can vary significantly from actual results. Therefore, as circumstances and assumptions change, we may be required to recognize additional impairment charges for goodwill and other intangible assets in future periods.

12.	Debt

As of December 31, 2014, our Consolidated Balance Sheet included: (i) outstanding borrowings under the Term Loans (as defined below), as described further below under “—Term Loans,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the CUSO Secured Borrowing Obligation of the CUSO, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 8 – Variable Interest Entities.

Term Loans. On December 4, 2014, we and certain of our subsidiaries entered into a financing agreement (the “Original Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), as administrative agent and collateral agent, and the lenders party thereto. Under the Financing Agreement, we borrowed $100,000 aggregate principal amount of senior secured term loans (the “Term Loans”). On December 23, 2014, we entered into Amendment No. 1 to Financing Agreement (“Amendment No. 1”), on March 17, 2015, we entered into Amendment No. 2 to Financing Agreement (“Amendment No. 2”) and on May 26, 2015, we entered into a Limited Consent to Financing Agreement (the “FA Consent”). The Original Financing Agreement, as amended by Amendment No. 1 and Amendment No. 2 and including the FA Consent, is referred to herein as the “Financing Agreement.”

Amendment No. 1 made modifications to the Original Financing Agreement to extend the time by which we were required to establish certain cash management accounts. Amendment No. 2 provided:

•	for an amendment to the limitation on the aggregate amount of payments that we can make related to the PEAKS Program and the CUSO Program in any fiscal year after 2014, modifying it from $20,000 per program in each year to $45,000 under both programs in 2015 and $35,000 under both programs in any year after 2015 that the Financing Agreement is still in effect;

•	that our consolidated financial statements (and related certificates) as of and for the fiscal year ended December 31, 2014 do not have to be furnished by us to the lenders until May 31, 2015; and

•	for an amendment to the definition of Fixed Charge Coverage Ratio (as defined in the Financing Agreement) to provide that, for purposes of calculating the Fixed Charge Coverage Ratio for any period that includes the fiscal quarter ended December 31, 2014, the amount of payments made during that fiscal quarter in respect of the PEAKS Program will be deemed to have been $5,000.

The FA Consent provides that our consolidated financial statements (and related certificates) as of and for the fiscal quarter ended March 31, 2015 do not have to be furnished by us to the lenders until June 15, 2015.

We believe that we will make payments of approximately $29,800 under the PEAKS Guarantee and approximately $13,000, net of approximately $1,400 in recoveries, under the CUSO RSA in 2015. The Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45,000 under both programs in 2015 and to $35,000 under both programs in any year after 2015 that the Financing Agreement is in effect. See Note 15 – Commitments and Contingencies for a further discussion of our projected payments under the PEAKS Guarantee and CUSO RSA.

A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89,200 in cash collateral for certain letters of credit that remain outstanding for our account, which was in addition to the approximately $100 of cash collateral we had previously provided related to a letter of credit in September 2014, under the Credit Agreement, dated as of March 21, 2012 (as amended and including consents, the “Amended Credit Agreement”), among us, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Wells Fargo, N.A., as documentation agent. See below for a further description of terms of the Amended Credit Agreement, including following the issuance of the Term Loans. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to repay all outstanding loans, including accrued interest and fees, owed under the Amended Credit Agreement, in the amount of approximately $50,400. All commitments of the lenders to lend additional amounts under the Amended Credit Agreement were terminated. A portion of the proceeds of the Term Loans, as well as other funds, were used for payment of fees in connection with the Financing Agreement.

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

The educational regulatory measurements are calculated over different time periods, based on statutory guidelines. The educational regulatory measurements are set forth in the Financing Agreement, and include the following tests:

•	a minimum composite score of our equity, primary reserve and net income ratios;

•	our institutions’ loan cohort default rates under Title IV Programs of the HEA;

•	our institutions’ compliance with the 90/10 Rule of the HEA;

•	our compliance with the ED’s gainful employment regulations; and

•	our institutions’ student retention rate.

The Financing Agreement contains certain events of default, including:

•	the failure by us to pay any amount owed under the Financing Agreement when due;

•	an inaccuracy in any material respect of the representations or warranties that the Loan Parties made in the Financing Agreement;

•	a violation of any covenant that the Loan Parties made in the Financing Agreement and the related loan documents;

•	a default by us under any other material indebtedness owed by us, including without limitation, a failure to pay any amounts due under the PEAKS Guarantee or CUSO RSA;

•	a change of control of us;

•	the invalidity of certain liens or guarantees granted or made by the Loan Parties in the Financing Agreement;

•	the occurrence of certain regulatory events; and

•	certain bankruptcy or insolvency events affecting the Loan Parties.

If an event of default occurs under the Financing Agreement, the lenders may declare all Term Loans then outstanding to be immediately due and payable in full.

Credit Facility. On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014 (the “Third Amendment”), July 30, 2014 (the “Fourth Amendment”) and September 15, 2014 (the “Fifth Amendment”). We entered into a Consent to Credit Agreement effective October 15, 2014 (the “October Consent”) and a Consent to Credit Agreement, as of November 14, 2014 (the “November Consent” and together with the October Consent, the “Consents”). The Credit Agreement, as so amended and including Consents, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement had a maturity date of March 21, 2015. On December 4, 2014, we used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings under the Amended Credit Agreement, and all commitments of the lenders thereunder to make revolving loans, to issue or participate in new letters of credit, and to amend, renew, or extend letters of credit outstanding under the Amended Credit Agreement were terminated.

A portion of the initial borrowings under the Credit Agreement were used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement were used for general corporate purposes.

Under the Amended Credit Agreement, the aggregate commitment of the lenders, effective June 30, 2014, was reduced to $135,000, and the portion of the commitments available for letters of credit was increased from $25,000 to $85,000. Certain letters of credit in an aggregate amount of approximately $2,352 previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused a letter of credit payable to the ED (“ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014. The letters of credit for our account that were issued under the Amended Credit Agreement remain outstanding and a portion of the Term Loans was used to provide cash collateral for such letters of credit. See Note 15 – Commitments and Contingencies, for a further discussion of the ED Letter of Credit.

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

The Amended Credit Agreement contained, among other things, covenants, representations and warranties and events of default customary for credit facilities. We were required to maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum liquidity amount, and several covenants related to the ED’s regulations. In addition, the amendments to the Amended Credit Agreement, taken together:

•	amended certain covenants to allow for the PEAKS Consolidation beginning on February 28, 2013, and for other factors; and

•	waived certain defaults related to our financial reporting.

The Amended Credit Agreement was, but effective December 4, 2014, no longer is:

•	secured by a pledge of the equity interests of our subsidiaries;

•	guaranteed by one of our subsidiaries;

•	secured by security interests in substantially all of our personal property and the personal property of the subsidiary guarantor; and

•	secured by mortgages on 30 separate parcels of land owned by us, including all of the improvements thereto and fixtures thereon.

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

Under the Amended Credit Agreement, we were required to provide cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for any letter of credit issued under the Amended Credit Agreement. As required, we utilized a portion of the proceeds from the Term Loans, as well as other funds, to provide cash collateral for the outstanding letters of credit in the amount of approximately $89,300. The cash collateral may be released partially to us from time to time upon cancellation, termination, expiration or reduction of the face amount of any of the outstanding letters of credit, provided that the remaining cash collateral is not less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must be not less than 109% of the amount available to be drawn.

Borrowings under the Amended Credit Agreement bore interest, at our option, at the LIBOR plus an applicable margin or at an alternative base rate, as defined under the Amended Credit Agreement, plus an applicable margin. The applicable margin for borrowings under the Amended Credit Agreement was determined based on the ratio of our total Indebtedness (as defined in the Amended Credit Agreement and which primarily included outstanding borrowings, recorded contingent liabilities related to our guarantee obligations, letters of credit and surety bonds) to EBITDA (as defined in the Amended Credit Agreement) (the “Credit Agreement Leverage Ratio”) as of the end of each fiscal quarter. We also paid a commitment fee on the amount of the unutilized commitments under the Amended Credit Agreement. The amount of the commitment fee was determined based on the Credit Agreement Leverage Ratio as of the end of each quarter.

The effective interest rate on our borrowings under the Financing Agreement, the Amended Credit Agreement or the credit agreement that was in effect prior to the Amended Credit Agreement, as applicable, was approximately:

•	4.90% per annum in the year ended December 31, 2014;

•	3.60% per annum in the year ended December 31, 2013; and

•	2.40% per annum in the year ended December 31, 2012.

The following table sets forth the total amount of interest expense and fees (including the commitment fee and amortized debt discount) that we recognized on our borrowings under the Financing Agreement, the Amended Credit Agreement or the credit agreement that was in effect prior to the Amended Credit Agreement, as applicable, in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Interest expense and fees	$3,761	$3,424	$3,303

PEAKS Trust Senior Debt. In January 2010, the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and is being recognized as Interest expense in our Consolidated Statements of Operations using an effective interest rate method over the term of the PEAKS Senior Debt. As of December 31, 2014, the outstanding principal balance of the PEAKS Senior Debt was $96,918 and the carrying value was $76,203. We recorded $37,545 as a current liability as of December 31, 2014, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following December 31, 2014.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Year Ended December 31,
	2014	2013
Interest expense	$20,814	$21,288
Discount accretion	$6,712	$4,926

The effective interest rate on the PEAKS Senior Debt was approximately:

•	10.30% per annum in the year ended December 31, 2014; and

•	9.90% per annum in the year ended December 31, 2013.

Asset/Liability Ratio. The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the PEAKS Consolidation and other factors, we were not in compliance with those metrics as of December 31, 2014. For purposes of computing the Asset/Liability Ratio, as of December 31, 2014, the amount of the assets of the PEAKS Trust was $127,652 and the amount of the liabilities was

$96,918. The amounts used to calculate the Asset/Liability Ratio primarily include, for the assets, the contractual balance of the PEAKS Trust Student Loans that have not defaulted, and, for the liabilities, the amount of the contractual balance of the PEAKS Senior Debt .

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of approximately $156,600 in the year ended December 31, 2014 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. That amount included the:

•	$40,000 that we paid in March 2014 pursuant to the PEAKS Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 8 – Variable Interest Entities for a further discussion of the PEAKS Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	payments totaling approximately $64,900 that we made from October 2014 through December 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in the current and prior periods.

We also made additional payments under the PEAKS Guarantee in the year ended December 31, 2014 that were not related to maintaining the required Asset/Liability Ratio. See Note 15 – Commitments and Contingencies, for a further discussion of the payments made under the PEAKS Program in the year ended December 31, 2014.

The following table sets forth the estimated principal payments on the PEAK Senior Debt in the periods indicated:

Fiscal Year Ending December 31,	Amount
2015	$37,545
2016	12,226
2017	8,830
2018	9,678
2019	10,673
2020	17,966

Total	$96,918

13.	Income Taxes

The following table sets forth the components of the provision for income taxes in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
U.S. federal	$(21,345)	$39,279	$126,585
State and local	(227)	4,611	22,004

Total	$(21,572)	$43,890	$148,589
Deferred income tax (benefit):
U.S. federal	$39,227	$(46,345)	$(51,145)
State and local	2,742	(7,757)	(8,426)

Total	$41,969	$(54,102)	$(59,571)

Total provision (benefit) for income taxes	$20,397	$(10,212)	$89,018

We recognized approximately $5,687 of state income tax benefit in the year ended December 31, 2014, as a result of state operating losses.

We are not required to include the Consolidated VIEs in our consolidated income tax returns. Therefore, we did not recognize income tax expense or benefit for the Consolidated VIEs in the provision for income taxes included in our Consolidated Statements of Operations for the years ended December 31, 2014 and 2013. The effect of the exclusion of the Consolidated VIEs from our income tax provision is shown in the reconciliation of our effective income tax rate as a percentage of income shown below.

The following table sets forth the components of our deferred income tax assets (liabilities) as of the dates indicated:

	As of December 31,
	2014	2013
Deferral of book costs	$(1,575)	$(1,748)
Property and equipment	0	(1,807)
Pension	(11,113)	(10,566)
Other	(1,972)	(1,189)

Gross deferred tax (liabilities)	$(14,660)	$(15,310)

Deferred revenue	$10,082	$10,902
Accounts receivable	910	3,551
Property and equipment	2,495	0
Legal accrual	5,796	3,455
Compensation and benefits	2,410	3,316
Stock-based compensation	19,394	20,794
Operating leases	2,189	2,386
Other assets	9,736	8,356
Other contingent liabilities	64,236	108,423

Gross deferred tax assets	$117,248	$161,183

Net deferred income tax asset	$102,588	$145,873

Our deferred tax assets decreased primarily due to the payments that we made under the PEAKS Guarantee and CUSO RSA, which are deductible for income tax purposes when paid. As a result of these tax-deductible payments, we expect to report a net operating loss on our federal income tax return for the year ended December 31, 2014, which will be carried back to a prior year to reduce the amount of federal taxable income and the income tax liability in that year.

The difference between the U.S. federal statutory income tax rate and our effective income tax rate as a percentage of income in the periods indicated is reconciled in the following table:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	(35.0%)	35.0%
Rate differential on VIEs	0.8%	11.9%	0%
State income taxes, net of federal benefit	3.1%	(5.6%)	3.4%
Permanent book/tax differences	2.5%	2.8%	0.9%
Other	(0.3%)	(1.5%)	(0.3%)

Effective income tax rate	41.1%	(27.4%)	39.0%

The following table sets forth the activity with respect to our unrecognized tax benefits in the period indicated:

	Year Ended December 31,
	2014	2013	2012
Balance as of January 1	$22,291	$20,690	$22,050
Increases (decreases) from:
Tax positions taken during a prior period	5,620	1,675	195
Tax positions taken during the current period	537	870	759
Settlements with taxing authorities	(2,551)	186	(1,027)
Lapse of statute of limitations	(997)	(1,130)	(1,287)

Balance as of December 31	$24,900	$22,291	$20,690

The amount of unrecognized tax benefits that, if recognized, would have affected our effective tax rate as of December 31, 2014 was $11,109. We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of December 31, 2014, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $6,932 in the 12 months immediately following the date of this filing due to the resolution of those matters. The amount of interest and penalties related to unrecognized tax benefits accrued on our Consolidated Balance Sheets was $6,135 as of December 31, 2014 and $6,371 as of December 31, 2013. In each of the years ended December 31, 2014, 2013 and 2012, the amount of interest expense and penalties related to our unrecognized tax benefits that we recognized in our Consolidated Statements of Operations was not significant.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. As of December 31, 2014, our federal, state or local income tax returns were no longer subject to examination for tax years prior to 2010, except in nine states where our income tax returns are still subject to examinations for tax year 2009 and one state where our income tax return is still subject to examination for the tax year 2008.

14.	Employee Benefit Plans

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

The information presented below is based on an actuarial valuation date as of December 31, 2014 and 2013.

The following table sets forth the change in projected benefit obligation for the periods indicated:

	Year Ended December 31,
	2014	2013
Projected benefit obligation at beginning of year	$49,412	$57,246
Service cost	0	0
Actuarial (gain) loss	4,742	(5,345)
Interest cost	1,993	1,756
Benefits paid	(3,727)	(4,245)
Plan amendments	0	0

Projected benefit obligation at end of year	$52,419	$49,412
Fair value of plan assets at end of year	81,130	76,710

Funded status at end of year	$28,711	$27,298

Our accumulated benefit obligation was $52,419 at December 31, 2014 and $49,412 at December 31, 2013.

The following table sets forth the funded status of our defined benefit plans that was recognized on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2014	2013
Non-current assets	$29,028	$27,584
Non-current (liabilities)	(317)	(286)

Total	$28,711	$27,298

The weighted-average assumptions used to determine benefit obligations as of December 31, 2014 and 2013 are as follows:

	2014	2013
Discount rate	3.25%	4.25%
Rate of compensation increase	N/A	N/A

The following table sets forth the change in the fair value of plan assets for the periods indicated:

	Year Ended December 31,
	2014	2013
Fair value of plan assets at beginning of year	$76,710	$64,390
Actual return on plan assets	8,147	16,565
Employer contributions	0	0
Benefits paid	(3,727)	(4,245)

Fair value of plan assets at end of year	$81,130	$76,710

The following tables set forth the fair value of total plan assets by major asset category as of the dates indicated:

		Fair Value Measurements as of December 31, 2014
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$995	$995	$0	$0
Fixed income securities (a)	9,258	9,258	0	0
Equity securities:
Domestic large cap	45,137	45,137	0	0
Mid cap value/growth (a)	13,725	13,725	0	0
Small cap value/growth (a)	7,894	7,894	0	0
Foreign equities	4,121	4,121	0	0

Total	$81,130	$81,130	$0	$0

(a)	Mutual funds.

		Fair Value Measurements as of December 31, 2013
Asset Category	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Cash and cash equivalents	$934	$934	$0	$0
Fixed income securities (a)	12,596	12,596	0	0
Equity securities:
Domestic large cap	40,669	40,669	0	0
Mid cap value/growth (a)	12,610	12,610	0	0
Small cap value/growth (a)	7,163	7,163	0	0
Foreign equities	2,738	2,738	0	0

Total	$76,710	$76,710	$0	$0

(a)	Mutual funds.

We used quoted prices in active markets for identical assets as of the measurement dates to value our plan assets that were categorized as Level 1.

The following table sets forth the amounts in Accumulated other comprehensive income on our Consolidated Balance Sheets that have not been recognized as components of net periodic pension benefit cost as of the dates indicated:.

	As of December 31,
	2014	2013
Net actuarial (loss)	$(2,169)	$(546)
Prior service credit	4,023	5,578

Total accumulated other comprehensive income	$1,854	$5,032

Income tax (expense)	(653)	(1,886)

Total accumulated other comprehensive income, net of tax	$1,201	$3,146

The following table sets forth the changes in the components of Accumulated other comprehensive income on our Consolidated Balance Sheets in the fiscal years ended December 31, 2013 and 2014:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income (Loss)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Net of Income Tax
Balance at December 31, 2012	$(13,058)	$5,128	$(7,930)
Net actuarial gain	17,566	(6,811)	10,755
Settlement gain	42	(17)	25
Amortization of:
Actuarial (gains)/losses	2,037	(790)	1,247
Prior service costs/(credits)	(1,555)	604	(951)

Balance at December 31, 2013	$5,032	$(1,886)	$3,146
Net actuarial (loss)	(1,760)	683	(1,077)
Settlement gain	137	(53)	84
Amortization of:
Actuarial (gains)/losses	0	0	0
Prior service costs/(credits)	(1,555)	603	(952)

Balance at December 31, 2014	$1,854	$(653)	$1,201

The reclassification of prior service costs or credits, actuarial gains or losses and settlement gains or losses from Accumulated other comprehensive income are included in the computation of net periodic pension benefit cost (income). Net periodic pension benefit cost (income) was included in compensation expense in Cost of educational services and Student services and administrative expenses in our Consolidated Statements of Operations in the fiscal years ended December 31, 2014 and 2013.

The following table sets forth the components of net periodic pension benefit (income) in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Interest cost	$1,993	$1,756	$2,062
Expected return on assets	(5,164)	(4,344)	(4,231)
Recognized net actuarial loss	0	2,037	2,718
Amortization of prior service (credit) cost	(1,555)	(1,555)	(1,555)
Settlement loss	137	42	792

Total net periodic pension benefit (income)	$(4,589)	$(2,064)	$(214)

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

The following table sets forth the amounts related to changes in plan assets and projected benefit obligations that were recognized in other comprehensive (income) loss in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Net actuarial (gain) loss	$1,760	$(17,566)	$(621)
Amortization of net actuarial loss	0	(2,037)	(2,718)
Prior service cost (credit)	0	0	0
Amortization of prior service cost (credit)	1,555	1,555	1,555
Settlement	(137)	(42)	(792)

Other comprehensive (income) loss	$3,178	$(18,090)	$(2,576)

Total recognized in net periodic pension benefit (income) and other comprehensive (income) loss	$(1,411)	$(20,154)	$(2,790)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period for employees expected to receive benefits under the pension plans. The estimated net actuarial loss that is expected to be amortized from accumulated other comprehensive income and recognized in net periodic pension benefit cost for the year ended December 31, 2015 is $0 and the estimated prior service credit that is expected to be amortized from accumulated other comprehensive income and recognized in net periodic pension benefit cost for the year ended December 31, 2015 is $1,555.

The weighted-average assumptions used to determine net periodic pension benefit cost in the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Discount rate	4.25%	3.25%	4.00%
Expected long-term return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	N/A	N/A	N/A

The following table sets forth the benefit payments that we expect to pay from the pension plans in the periods indicated:

Year	Amount
Fiscal 2015	$4,291
Fiscal 2016	$4,266
Fiscal 2017	$4,115
Fiscal 2018	$3,775
Fiscal 2019	$3,416
Fiscal 2020 – 2024	$15,890

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

In 2014 and 2013, we made no contributions to the ESI Excess Pension Plan or the ESI Pension Plan. We do not expect to make any contributions to either the ESI Pension Plan or the ESI Excess Pension Plan in 2015.

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

The costs of providing the benefits under the ESI 401(k) Plan and ESI Excess Savings Plan (including certain administrative costs of the plans) were approximately:

•	$3,073 in the year ended December 31, 2014;

•	$3,454 in the year ended December 31, 2013; and

•	$4,597 in the year ended December 31, 2012.

15.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of December 31, 2014, the total face amount of those surety bonds was approximately $19,000. As of December 31, 2014, we also had caused approximately $2,352 of letters of credit to be issued to our workers’ compensation insurers and one of our state regulatory agencies.

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

Lease Commitments. We lease our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next nine years and we expect that:

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

Rent expense under our operating leases was:

•	$46,268 in the year ended December 31, 2014;

•	$53,212 in the year ended December 31, 2013; and

•	$50,817 in the year ended December 31, 2012.

Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are as follows:

2015	$41,207
2016	36,226
2017	27,617
2018	21,529
2019	15,235
2020 and thereafter	8,144

$149,958

Future minimum rental payments related to equipment leases are not significant.

Claims and Contingencies. We are also subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Consolidated Balance Sheets as of the dates indicated:

	As of December 31,
	2014	2013
CUSO RSA	$0	$116,923
Other	15,574	8,957

Total	$15,574	$125,880

Other current liabilities	$14,976	$25,893
Other liabilities	598	99,987

Total	$15,574	$125,880

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12- month period following the dates indicated. The amounts included in Other liabilities primarily related to our estimated contingent liability for the CUSO RSA as of December 31, 2013 (prior to the CUSO Consolidation) and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed ten years. See below for a discussion of the method by which we determined the amount of the contingent liability that we recorded related to our guarantee obligations under the CUSO RSA prior to the CUSO Consolidation.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Year Ended December 31,
	2014	2013
Balance as of January 1	$125,880	$126,978
Increases (decreases) from:
Additional accruals:
CUSO RSA	2,019	90,964
Other	36,634	18,768
Payments, other, net of recoveries owed of $475 and $574(1)	(29,542)	(14,730)
Payments under CUSO RSA, net of recoveries of $466 and $103(2)	(9,139)	(2,600)
Payments under PEAKS Guarantee, net of estimated recoveries of $0 and $1,408	(159,255)	(1,005)
Payments on Behalf of Borrowers	(1,832)	(11,499)
Settlement payment – 2007 RSA	0	(46,000)
Elimination of PEAKS Trust intercompany transactions (3)	161,087	11,118
Elimination of PEAKS Guarantee accrual (4)	0	(46,114)
Elimination of CUSO intercompany transactions (5)	4,583	0
Elimination of CUSO RSA accrual (6)	(114,861)	0

Balance as of December 31	$15,574	$125,880

(1)	Consists of payments for legal and other contingencies, net of recoveries from charged-off loans made under the CUSO Program that were owed, but had not been remitted, to us.
(2)	Consists of payments made under the CUSO RSA, net of recoveries from charged-off CUSO Student Loans that we received or offset against payments owed under the CUSO RSA.
(3)	We consolidated the PEAKS Trust in our consolidated financial statements as of February 28, 2013 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the PEAKS Guarantee and Payments on Behalf of Borrowers that we made following the PEAKS Consolidation. See Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation.
(4)	As a result of the PEAKS Consolidation, we eliminated from our consolidated financial statements the contingent liability related to the PEAKS Guarantee that we had previously recorded.

(5)	We consolidated the CUSO in our consolidated financial statements as of September 30, 2014 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the CUSO RSA that we made following the CUSO Consolidation. See Note 8 – Variable Interest Entities, for a further discussion of the CUSO Consolidation.
(6)	As a result of the CUSO Consolidation, we eliminated from our consolidated financial statements the contingent liability related to the CUSO RSA that we had previously recorded.

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

Prior to the CUSO Consolidation, in order to determine the amount of the contingent liability to record related to our guarantee obligations under the CUSO RSA, we utilized estimates of, among other things, the projected repayment performance of the private education loans made under the CUSO Program, which projections involved numerous assumptions. We consulted with third-party consumer credit consulting firms in developing certain repayment assumptions. Based on those projections and other factors, we estimated the amount of payments that we expected to make and the amounts that we expected to be repaid to us.

In connection with determining the amount of the contingent liability to record related to our guarantee obligations under the CUSO RSA prior to the CUSO Consolidation, we also considered the payment options available to us under the CUSO Program, including our ability to make Discharge Payments under the CUSO RSA. To the extent that we projected that we would have sufficient funds available to make Discharge Payments under the CUSO RSA, we incorporated an assumption that we would make Discharge Payments into our estimate of the amount of payments that we expected to make when determining the contingent liability. If we did not believe that we would have sufficient funds available to make Discharge Payments, we assumed that we would make Regular Payments to satisfy our obligations under the CUSO RSA. We discounted the amount of those expected future monthly Regular Payments at a risk-free rate of interest. Making Discharge Payments results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the CUSO RSA and, therefore, results in an estimated contingent liability amount that is less than if we had assumed that we would make Regular Payments in future periods.

Under the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We discounted the amounts of recoveries that we expected would be repaid to us under the CUSO RSA at a risk-free rate of interest. The difference between the amount of the discounted guarantee payments that we expected to make and the discounted amount that we expected would be repaid to us under the CUSO RSA is recorded as the amount of our estimated contingent liability related to our guarantee obligations under the CUSO RSA, prior to the CUSO Consolidation.

In connection with estimating our recorded liability for claims and contingencies as of December 31, 2014 and 2013, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We have presented legal and professional fees related to certain lawsuits, investigations and accounting matters as a separate line item in our Consolidated Statements of Operations. The amounts included in this line item represent expenses for various lawsuits, investigations and accounting matters that we believe are not representative of those normally incurred in the ordinary course of business. Certain of those lawsuits and investigations are described in detail, below. The expenses for the accounting matters included in this line item relate primarily to services identified as relating to accounting for, and the audit work performed in connection with, the consolidation of the PEAKS Trust and the restatement of our 2013 quarterly consolidated financial statements.

Guarantees. PEAKS Guarantee and Purchase Obligation. Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required Asset/Liability Ratio. The PEAKS Guarantee contains, among other things, representations and warranties and events of default that we believe are customary for guarantees of this type. In addition, under the PEAKS Program, some or all of the holders of the PEAKS Senior Debt could require us to purchase their PEAKS Senior Debt, if the law is changed to reduce the maximum allowable percentage of our annual revenue derived from Title IV Program funds from 90% to 75% or less. At this time, we believe that the likelihood of such a change in the law is remote. Our guarantee and purchase obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amount of any payments we made under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers) to the extent that funds are remaining in the PEAKS Trust. The PEAKS Senior Debt matures in January 2020 and, therefore, we do not expect to begin receiving any repayment of amounts that we previously paid under the PEAKS Guarantee until February 2020.

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 8 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheets as of December 31, 2014 and 2013. While we no longer record a contingent liability for the PEAKS Guarantee on our Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

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

See also “—PEAKS Program and CUSO RSA Payments in Certain Periods” for additional information regarding certain payments we have made related to the PEAKS Program.

Projected PEAKS Guarantee Payments. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $29,800 in 2015, $4,300 in 2016 and $15,300 in 2020. The vast majority of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $59,400 as of December 31, 2015 and $0 as of January 31, 2020. See Note 12 – Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $47,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

CUSO RSA. On February 20, 2009, we entered into the CUSO RSA in connection with the CUSO Program. Under the CUSO RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans that are charged off above a certain percentage of the private education loans made under the CUSO Program, based on the annual dollar volume. The total initial principal amount of private education loans that the CUSO purchased under the CUSO Program was approximately $141,000. No new private education loans were or will be originated under the CUSO

Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012. Our obligations under the CUSO RSA will remain in effect, until all private education loans made under the CUSO Program are paid in full. The standard repayment term for a private education loan made under the CUSO Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of December 31, 2014 and 2013, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Collateral deposits on our Consolidated Balance Sheets as of each of those dates. The CUSO RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the CUSO Program that exceeds a certain percentage as of the end of each fiscal quarter.

Under the CUSO RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the CUSO Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the CUSO RSA. In addition, in the years ended December 31, 2014 and 2013, we made Discharge Payments to the CUSO. Making Discharge Payments results in us paying amounts to the CUSO in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the CUSO RSA. See Note 8 – Variable Interest Entities, for a further discussion of Discharge Payments.

We concluded that we were required to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 8– Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Consolidated Balance Sheet as of December 31, 2014. While we no longer record a contingent liability for the CUSO RSA on our Consolidated Balance Sheet beginning on September 30, 2014, our obligations under the CUSO RSA remain in effect.

CUSO RSA Payments in 2014. In the year ended December 31, 2014, we made payments under the CUSO RSA of approximately $9,139. Reflected in this amount were:

•	Regular Payments of $7,028;

•	a Discharge Payment of $2,577 that we made pursuant to the Fourth Amendment to CUSO RSA (as defined below); and

•	$466 in recoveries from charged-off loans that were owed to us from the CUSO and that we applied to reduce the amount payable by us to the CUSO pursuant to our offset right.

In the year ended December 31, 2014, the CUSO did not remit to us $475 of recoveries from charged-off loans that were owed to us. See also “—PEAKS Program and CUSO RSA Payments in Certain Periods” for additional information regarding certain payments we have made related to the CUSO Program.

CUSO RSA Amendments. As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly compliance certificates that we were required to deliver to the CUSO under the CUSO RSA were inaccurate. Those inaccuracies did not affect our compliance with the financial ratio covenants in the CUSO RSA as of March 31, 2013. We were not, however, in compliance with certain financial ratio covenants in the CUSO RSA as of June 30, 2013 or subsequent fiscal quarter measurement dates through September 30, 2014. Further, due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we did not timely deliver the required compliance certificates under the CUSO RSA with respect to those periods. As a result of our noncompliance with certain financial ratio covenants as of June 30, 2013 and subsequent fiscal quarter measurement dates through September 30, 2014, the amount of collateral required to be maintained in the restricted bank account would have been increased by approximately $2,600. On November 6, 2014, we entered into a Fourth Amendment to the CUSO RSA with the CUSO (the “Fourth Amendment to CUSO RSA”). The Fourth Amendment to CUSO RSA provides that we are not required to comply with certain financial ratio covenants under the CUSO RSA that we otherwise would not have been in compliance with from June 30, 2013 through September 30, 2014 and that we did not expect to be in compliance with as of December 31, 2014. In lieu of an increase in the required collateral under the CUSO RSA, we made a payment of $2,577 to the CUSO on November 12, 2014, pursuant to the Fourth Amendment to CUSO RSA, which payment was considered a Discharge Payment under the CUSO RSA.

On March 17, 2015, we entered into a Fifth Amendment to the CUSO RSA with the CUSO (the “Fifth Amendment to CUSO RSA”). The Fifth Amendment to CUSO RSA provides that we are not required to comply with certain financial ratio covenants under the CUSO RSA that we otherwise would not have been in compliance with from June 30, 2013 through: (i) March 31, 2015 related to our debt service ratio, and (ii) December 31, 2015 related to our current ratio. Additionally, the Fifth Amendment to CUSO RSA provides that for any fiscal quarter end in which the CUSO (or its owned or managed assets) are consolidated into our financial statements that the financial covenant and persistence percentage provisions and the corresponding compliance certificate requirements will be based on our relevant quarterly and annual reports that we file with the SEC, but excluding the effects of any such consolidation. Furthermore, any financial statements for periods ending prior to March 17, 2015 that we are required to deliver to the CUSO, but have not been delivered as of that date, must be delivered to the CUSO on or before May 31, 2015. In lieu of an increase in the required collateral under the CUSO RSA, we made a payment of $2,709 to the CUSO on March 19, 2015 pursuant to the Fifth Amendment to CUSO RSA, which payment was considered a Discharge Payment under the CUSO RSA.

Projected CUSO RSA Payments. We believe that it is probable that we will make additional payments under the CUSO RSA. We are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged-off, until all amounts that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. Pursuant to the CUSO RSA, we have the right to offset amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid to us. The following table sets forth, in the periods indicated, our projections of the estimated amount of Regular Payments and Discharge Payments that we expect to pay (or that we expect will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amount of recoveries from charged-off loans that we expect to be paid to us by the CUSO (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Year	Estimated Regular Payments	Estimated Discharge Payments		Estimated Total Payments	Estimated Recoveries
2015	$11,723	$2,709	(1)	$14,432	$(1,393)
2016	15,895	0		15,895	(1,479)
2017	17,615	0		17,615	(1,545)
2018 and later	0	78,747		78,747	(1,580)

	$45,233	$81,456		$126,689	$(5,997)

(1)	Represents the Discharge Payment of $2,709 that we made on March 19, 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA.

We believe that the vast majority of the $78,747 of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the CUSO RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payment made in March 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $100,273 of Regular Payments in 2018 through approximately 2026. Of this amount, approximately $18,600 to $20,000 would be paid annually in each of 2018 through 2021, and approximately $22,700 in the aggregate, would be paid in 2022 through 2026.

The estimated amount and timing of future payments and recoveries with respect to the CUSO RSA discussed above are only estimates, are based on numerous assumptions and are subject to change. As with any estimate, as facts and circumstances change, the estimated amounts and timing could change. We made a number of assumptions in preparing the estimates, which assumptions may not be correct. The assumptions included, among other things, the following:

•	the repayment performance of the private education loans made under the CUSO Program;

•	the timing and rate at which those private education loans will be paid;

•	the changes in the variable interest rates applicable to those private education loans;

•	the amounts and timing of collections in the future on those private education loans that have been charged off; and

•	our ability to utilize the available options for payment of our obligations under the CUSO RSA.

PEAKS Program and CUSO RSA Payments in Certain Periods. The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and CUSO RSA and the amount of recoveries from charged-off loans paid to us by the CUSO, in the periods indicated:

	Year Ended December 31,
Type of Payment (Receipt)	2014		2013
Guarantee:
PEAKS Program	$159,255		$2,413	(1)
CUSO RSA Regular Payments	6,562	(2)(3)	1,791
CUSO RSA Discharge Payments	2,577		912
Payments on Behalf of Borrowers	1,832		11,499	(4)
CUSO RSA-Recoveries from Charged-Off Loans	0		(103)

Total	$170,226		$16,512

(1)	Of this amount, $854 was paid prior to the PEAKS Consolidation.
(2)	This amount is net of $466 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the CUSO RSA.
(3)	Of this amount, $4,556 was paid prior to the CUSO Consolidation.
(4)	Of this amount, $532 was paid prior to the PEAKS Consolidation.

The CUSO did not remit to us, and we did not offset payments under the CUSO RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$475 in the year ended December 31, 2014; and

•	$574 in the year ended December 31, 2013.

We recorded the amount of recoveries from charged-off loans that were owed to us, but not paid or offset, as of December 31, 2013 in Prepaid expenses and other current assets on our Consolidated Balance Sheet. The amounts of recoveries from charged-off loans that were owed to us by the CUSO as of December 31, 2014 were not reflected on our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation.

We also offset the following amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in those amounts:

•	$0 in the year ended December 31, 2014; and

•	$8,472 in the year ended December 31, 2013.

We recorded all of the amounts that we claimed as offsets against amounts owed to us under the Revolving Note in Other current liabilities on our Consolidated Balance Sheet as of December 31, 2013. The amounts that we claimed as offsets against amounts owed to us under the Revolving Note as of December 31, 2014 were not recorded on our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation.

In the first quarter of 2013, we notified the CUSO that:

•	we had determined that the CUSO was in default of its obligations to us under the loan and security agreement pursuant to which the Revolving Note was issued (the “CUSO Loan Agreement”);

•	as a result of that default, all amounts under the Revolving Note were immediately due and payable; and

•	we would not make payments under the CUSO RSA until we received credit for the full amount due us under the Revolving Note, based on the provisions of the CUSO Loan Agreement and the CUSO RSA that allow us to set off amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note.

At that time, the outstanding amount of the Revolving Note due to us was approximately $8,200, representing principal and accrued interest. In response to our notification, the CUSO:

•	denied that it had defaulted under the CUSO Loan Agreement and, therefore, our ability to accelerate the payment of the Revolving Note; and

•	refused our demand to immediately pay the Revolving Note in full.

As a consequence, over the period from February 2013 through August 2013, we offset our then current payment obligations under the CUSO RSA and the amount of Discharge Payments we elected to make during that period against all of the CUSO’s obligations owed to us under the Revolving Note (the “Offset”).

We understand that the CUSO’s position is that the Offset was improper, because:

•	it has not defaulted under the CUSO Loan Agreement; and

•	even if it had defaulted under the CUSO Loan Agreement, the assets of the CUSO against which we could offset or exercise our other remedies, were limited.

We further understand the CUSO’s position to be that, because the Offset was improper, we are in default under the CUSO RSA. In April 2013, the CUSO notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the CUSO RSA (the “Collateral”). At that time, the amount of funds in that account was approximately $8,600. To our knowledge, the CUSO has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the CUSO Loan Agreement and the CUSO RSA does not constitute an event of default under the

CUSO RSA, and that the CUSO’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the CUSO. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the CUSO RSA related to the Offset, we may be required to pay to the CUSO approximately $9,200, net of approximately $1,049 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the CUSO was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

Assessment of Guarantee Contingent Liability. At the end of each reporting period prior to the CUSO Consolidation, we assessed whether we should recognize a contingent liability related to our guarantee obligations under the CUSO RSA and, if so, in what amount. The contingent liability was calculated by estimating the amount and timing of projected future payments that we expected to make under the CUSO RSA and the projected future amounts that we expected to be repaid to us by the CUSO from recoveries of charged-off loans and the timing of those repayments. As with any estimate, as facts and circumstances changed, the recorded liability changed.

In order to estimate the amount of the contingent liability, we made certain assumptions with respect to the performance of the CUSO Student Loans over the life of those loans. The life of a CUSO Student Loan may be in excess of ten years from the date of disbursement. Therefore, our estimates were based on assumptions for periods in excess of ten years, and those assumptions included, among other things, the following:

•	the repayment performance of the CUSO Student Loans, which includes both payments on non-defaulted loans and recoveries from defaulted, or charged-off, loans;

•	the timing and rate at which the CUSO Student Loans will be paid;

•	the changes in the variable interest rates applicable to the CUSO Student Loans;

•	the amounts and timing of collections that will be collected in the future on CUSO Student Loans that have defaulted; and

•	our ability to utilize the available options for payment of our obligations under the CUSO RSA.

Because the amount of the contingent liability takes into consideration the projected repayment performance of the CUSO Student Loans that could extend for ten or more years, and the repayment performance data develops over a period that is several years from the date the loans were originated, we continually refined our assumptions based on new data and information. We consulted with third-party consumer credit consulting firms in determining certain repayment performance assumptions.

The projected future payments that we expected to make under the CUSO RSA were based on a methodology to forecast future default rates and amounts, which methodology utilized the historical amount of CUSO Student Loans that had defaulted. The historical default experience by itself, however, may not be indicative of the future default performance of the CUSO Student Loans. Therefore, we made certain assumptions regarding the expected future default performance of the loans. In estimating the projected future amounts that we expected to be repaid to us by the CUSO from recoveries from charged-off loans, we considered the actual collections on defaulted loans made under the CUSO Program, as well as other factors. As the CUSO Student Loans matured, additional data related to the repayment performance of the loans and other information regarding the loans became available to us that we utilized to estimate the related contingent liability. The assumptions used for our projections of future payments and recoveries have changed significantly over time as actual repayment performance became known, which resulted in changes to the estimated contingent liability.

We also considered our ability to utilize Discharge Payments for payment of our obligations under the CUSO RSA in our estimates of the contingent liability. Making Discharge Payments results in an estimated contingent liability amount that is less than if we had assumed we would make Regular Payments in future periods. As circumstances and our future cash flow projections changed over time, we adjusted our assumptions related to our ability to make Discharge Payments, which resulted in an increase in our estimated contingent liability amount in certain periods.

In addition, in certain prior reporting periods, there were disruptions in the servicing of a portion of the CUSO Student Loans, as well as indications that servicing activities were not being performed as required by the applicable servicing agreement, which we believe had a negative impact on the repayment performance of those loans. We cannot predict with any certainty whether other servicing disruptions or servicing issues will occur in the future.

Litigation. We are subject to various litigation. We cannot assure you of the ultimate outcome of any litigation involving us. Although we believe that our estimates related to any litigation are reasonable, deviations from our estimates could produce a materially different result. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny. The following is a description of pending litigation that falls outside the scope of litigation incidental to the ordinary course of our business.

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

On March 11, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). On April 17, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al (the “MLAF Litigation”). On July 25, 2013, the court consolidated the Koetsch Litigation and MLAF Litigation under the following caption: In re ITT Educational Services, Inc. Securities Litigation (the “New York Securities Litigation”), and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the New York Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the New York Securities Litigation. The second amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder by:

•	our failure to properly account for the 2007 RSA, CUSO RSA and PEAKS Program;

•	employing devices, schemes and artifices to defraud;

•	making untrue statements of material facts, or omitting material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading;

•	making the above statements intentionally or with reckless disregard for the truth;

•	engaging in acts, practices, and a course of business that operated as a fraud or deceit upon lead plaintiffs and others similarly situated in connection with their purchases of our common stock;

•	deceiving the investing public, including lead plaintiffs and the purported class, regarding, among other things, our artificially inflated statements of financial strength and understated liabilities; and

•	causing our common stock to trade at artificially inflated prices and causing the plaintiff and other putative class members to purchase our common stock at inflated prices.

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

On May 26, 2015, an amended complaint was filed in the Indiana Securities Litigation. The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by knowingly or recklessly making false and/or misleading statements and failing to disclose material adverse facts about our business, operations, prospects and financial results. Plaintiffs assert that the defendants engaged in a fraudulent scheme and course of business and that alleged misstatements and/or omissions by the defendants caused members of the putative class to purchase our securities at artificially inflated prices. The amended complaint includes allegations relating to:

•	the performance of the PEAKS Program and the CUSO Program;

•	our guarantee obligations under the PEAKS Program and the CUSO Program;

•	our accounting treatment of the PEAKS Program and the CUSO Program;

•	consolidation of the PEAKS Trust in our consolidated financial statements;

•	the impact of the PEAKS Program and the CUSO Program on our liquidity and overall financial condition;

•	our compliance with Department of Education financial responsibility standards; and

•	our internal controls over financial reporting.

The putative class period in the Indiana Securities Litigation is from February 26, 2013 through May 12, 2015. The plaintiffs in the Indiana Securities Litigation seek, among other things, the designation of the action as a proper class action, an award of unspecified compensatory damages against all defendants, interest, costs, expenses, counsel fees and expert fees, and such other relief as the court deems proper. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the amended complaint.

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

On January 13, 2015, the defendants filed a motion to dismiss the Nottenkamper Litigation, as well as a separate motion to stay the litigation or to transfer the litigation to the United States District Court for the Southern District of New York. On April 29, 2015, the Nottenkamper Litigation was transferred to the United States District Court for the Southern District of New York. On May 6, 2015, the Nottenkamper plaintiff moved to consolidate the Nottenkamper Litigation and the Wilfred Litigation.

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

On May 12, 2015, the SEC filed a civil enforcement action against us, our Chief Executive Officer, Kevin M. Modany, and our Chief Financial Officer, Daniel M. Fitzpatrick, in the United States District Court for the Southern District of Indiana under the following caption: United States Securities and Exchange Commission v. ITT Educational Services, Inc., Kevin M. Modany and Daniel M. Fitzpatrick (the “SEC Litigation”). As we previously disclosed, we received several SEC subpoenas beginning on February 8, 2013. The SEC’s subpoenas requested the production of documents and communications that, among other things, relate to our actions, disclosures, and accounting associated with the CUSO Program and the PEAKS Program. We provided the information requested, including testimony of senior employees. On August 7, 2014, we received a “Wells Notice” from the Staff of the SEC notifying us that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against us. According to the Staff, the enforcement action would allege violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13a-15 under the Exchange Act. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. We made submissions to the Staff in response to the Wells Notice we received that set forth why the factual record does not support the enforcement action recommended by the Staff and explained that any of our perceived shortcomings were acts taken in good faith. Our Chief Executive Officer and Chief Financial Officer each made similar submissions.

The SEC Litigation relates to the matters addressed in the Wells Notice that we received, and the complaint alleges violations of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act; Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13a-15 under the Exchange Act; and Section 17(a) of the Securities Act. Among other assertions, the complaint alleges that the defendants engaged in a fraudulent scheme and course of business and made various false and misleading statements to our investors relating to the CUSO Program and the PEAKS Program. The remedies sought by the SEC in the complaint include:

•	a finding that each of the defendants committed the alleged violations;

•	an injunction permanently restraining and enjoining each of the defendants from violating, directly or indirectly, the laws and rules alleged in the complaint;

•	an order that Messrs. Modany and Fitzpatrick be permanently prohibited from acting as an officer or director of any public company;

•	disgorgement of any and all ill-gotten gains, together with pre- and post-judgment interest, derived from the improper conduct alleged in the complaint;

•	civil money penalties pursuant to Section 20(d) of the Securities Act and Section 21(d) of the Exchange Act in an amount to be determined by the court, plus post-judgment interest;

•	an order that Messrs. Modany and Fitzpatrick reimburse us for all bonuses, incentive-based and equity-based compensation, and/or profits realized from their sale of our stock pursuant to Section 304 of the Sarbanes-Oxley Act of 2002; and

•	such other relief as the court may deem just or appropriate.

We intend to defend ourselves vigorously against the allegations in the SEC’s complaint. Nevertheless, we cannot predict the outcome of any legal action or whether the matter will result in any settlement. We cannot assure you that the ultimate outcome of the SEC Litigation or any settlement will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

There can be no assurance that the ultimate outcome of the Leveski Litigation, New York Securities Litigation, Indiana Securities Litigation, Wilfred Litigation, Nottenkamper Litigation, Lawrence Litigation, CFPB Litigation, New Mexico Litigation, Gallien Litigation, SEC Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

16.	Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results. Those significant risks and uncertainties include, but are not limited to, the following:

•	The PEAKS Consolidation and other factors, among other things:

•	have resulted in violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 12 – Debt and Note 15 – Commitments and Contingencies, for additional information.

•	The CUSO Consolidation, which could negatively impact our compliance with:

•	covenants under the Financing Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 8 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 12 – Debt, for additional information.

•	As required, we provided cash collateral in the amount of approximately $89,300 for the letters of credit outstanding for our account. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. The remaining amount of cash collateral at any time may not be less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must not be less than 109% of the amount available to be drawn. See Note 12 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 15 – Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	Although we have consolidated both the PEAKS Trust and the CUSO, and we no longer record a contingent liability related to those programs on our Consolidated Balance Sheets, our significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA remain in effect. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $29,800 in 2015 and approximately $4,300 in 2016. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $13,000 in 2015 and $14,400 in 2016. See Note 12– Debt and Note 15 – Commitments and Contingencies for a further discussion of the RSAs, estimated payment amounts and contingent liabilities.

•	On December 4, 2014, we borrowed $100,000 aggregate principal amount of senior secured Term Loans. The proceeds of the Term Loans, along with other funds, were used to provide the cash collateral for outstanding letters of credit, to repay all outstanding borrowings under the Amended Credit Agreement and to pay fees in connection with the Financing Agreement. As a result, no portion of the proceeds of the Term Loans is available for working capital or other uses. Further, the funds held as cash collateral are not available for use by us to fund our operations.

•	We incurred a net loss in the year December 31, 2013 and we had negative working capital as of December 31, 2013, primarily due to the impact of the PEAKS Consolidation and the loss that we recorded related to our guarantee obligations under the CUSO RSA. We had negative working capital as of December 31, 2014, primarily due to the impact of the Consolidated VIEs.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our RSA payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Annual Report on Form 10-K was filed with the SEC. Accordingly, our consolidated financial statements contained in this Annual Report on Form 10-K were prepared on the basis that we will continue to operate as a going concern. There can be no assurance, however, that the ultimate outcome of those events, whether individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

SCHEDULE II

ITT EDUCATIONAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2014

(Amounts in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2014	$9,174	$63,928	$(70,751)	$2,351
Year Ended December 31, 2013	$15,663	$67,640	$(74,129)	$9,174
Year Ended December 31, 2012	$9,175	$56,818	$(50,330)	$15,663

ITT EDUCATIONAL SERVICES, INC.

QUARTERLY FINANCIAL RESULTS

FOR 2014 AND 2013

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31	Year
2014
Revenue	$237,923	$238,096	$242,561	$243,203	$961,783
Cost of educational services	120,115	116,276	117,539	106,852	460,782
Student services and administrative expenses	99,238	97,547	100,440	91,891	389,116
Goodwill and asset impairment				2,454	2,454
Legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	8,380	11,269	6,812	32,008
Loss related to loan program guarantees	0	0	2,019	0	2,019
Provision for private education loan losses	0	9,071	4,511	568	14,150

Operating income	13,023	6,822	6,783	34,626	61,254
Gain on consolidation of variable interest entities	0	0	16,631	0	16,631
Interest income	19	15	17	14	65
Interest (expense)	(6,901)	(6,263)	(5,831)	(9,305)	(28,300)

Income before provision for income taxes	6,141	574	17,600	25,335	49,650
Provision for income taxes	2,519	182	7,278	10,418	20,397

Net income	$3,622	$392	$10,322	$14,917	$29,253

Earnings per share:
Basic	$0.15	$0.02	$0.44	$0.64	$1.25
Diluted	$0.15	$0.02	$0.44	$0.63	$1.23
2013
Revenue	$285,062	$260,459	$259,617	$267,173	$1,072,311
Cost of educational services	124,176	123,541	120,204	118,432	486,353
Student services and administrative expenses	101,721	98,335	96,182	101,303	397,541
Legal and professional fees related to certain lawsuits, investigations and accounting matters	1,500	213	2,089	3,121	6,923
Loss related to loan program guarantees	3,803	0	4,826	82,335	90,964
Provision for PEAKS Trust student loan losses	0	4,319	16,382	8,648	29,349

Operating income (loss)	53,862	34,051	19,934	(46,666)	61,181
(Loss) on consolidation of variable interest entities	(73,248)	0	0	0	(73,248)
Interest income	34	25	16	33	108
Interest (expense)	(3,574)	(7,369)	(7,190)	(7,144)	(25,277)

Income (loss) before provision for income taxes	(22,926)	26,707	12,760	(53,777)	(37,236)
Provision (benefit) for income taxes	(5,655)	6,503	3,336	(14,396)	(10,212)

Net income (loss)	$(17,271)	$20,204	$9,424	$(39,381)	$(27,024)

Earnings (loss) per share:
Basic	$(0.74)	$0.86	$0.40	$(1.68)	$(1.15)
Diluted	$(0.74)	$0.86	$0.40	$(1.68)	$(1.15)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITT Educational Services, Inc.

	By:	/s/ Kevin M. Modany
Dated: May 29, 2015	Kevin M. Modany
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Modany	Chief Executive Officer (Principal Executive Officer)	May 29, 2015
Kevin M. Modany

/s/ Daniel M. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2015
Daniel M. Fitzpatrick

/s/ Angela K. Knowlton Angela K. Knowlton	Senior Vice President, Controller and Treasurer (Principal Accounting Officer)	May 29, 2015

Director
C. David Brown

/s/ Jerry M. Cohen	Director	May 29, 2015
Jerry M. Cohen

/s/ John F. Cozzi	Director	May 29, 2015
John F. Cozzi

/s/ John E. Dean	Executive Chairman and Director	May 29, 2015
John E. Dean

/s/ James D. Fowler, Jr.	Director	May 29, 2015
James D. Fowler, Jr.

/s/ Joanna T. Lau	Director	May 29, 2015
Joanna T. Lau

/s/ Thomas I. Morgan	Director	May 29, 2015
Thomas I. Morgan

/s/ Samuel L. Odle	Director	May 29, 2015
Samuel L. Odle

/s/ Vin Weber	Director	May 29, 2015
Vin Weber

/s/ John A. Yena John A. Yena	Director	May 29, 2015

INDEX TO EXHIBITS

			Incorporated by Reference From
Exhibit No.		Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Restated Certificate of Incorporation, as Amended to Date	10-Q*	3.1	7/29/05

3.2		Restated By-Laws, as Amended to Date	8-K*	3.2	7/22/11

10.1	**	1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.8	8/8/97

10.2	**	First Amendment to the 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.38	7/17/03

10.3	**	Second Amendment to 1997 ITT Educational Services, Inc. Incentive Stock Plan	10-Q*	10.58	10/26/06

10.4	**	1999 Outside Directors Stock Option Plan	S-8***	4.3	8/10/99

10.5	**	First Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.37	7/17/03

10.6	**	Second Amendment to the 1999 Outside Directors Stock Option Plan	10-Q*	10.42	4/27/04

10.7	**	Third Amendment to the 1999 Outside Directors Stock Option Plan	8-K*	10.47	1/28/05

10.8	**	2006 ITT Educational Services, Inc. Equity Compensation Plan	8-K*	10.55	5/10/06

10.9	**	First Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.57	10/26/06

10.10	**	Second Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-Q*	10.61	7/26/07

10.11	**	Third Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.32	2/18/11

10.12	**	Fourth Amendment to 2006 ITT Educational Services, Inc. Equity Compensation Plan	10-K*	10.12	2/24/12

10.13	**	ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.1	5/7/13

10.14	**	First Amendment to ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	10-Q*	10.10	4/29/15

10.15	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to November 24, 2010)	10-Q*	10.53	5/1/06

10.16	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use November 24, 2010 – January 23, 2012)	10-K*	10.35	2/18/11

10.17	**	Form of Nonqualified Stock Option Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.15	2/24/12

10.18	**	Form of Nonqualified Stock Option Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.2	5/7/13

10.19	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use prior to January 17, 2011)	10-Q*	10.59	7/26/07

10.20	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use January 17, 2011 – January 23, 2012)	10-K*	10.33	2/18/11

10.21	**	Form of Restricted Stock Unit Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after January 23, 2012)	10-K*	10.18	2/24/12

10.22	**	Form of Restricted Stock Unit Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.3	5/7/13

10.23	**	Form of Amendment to Certain Restricted Stock Unit Award Agreements	10-K*	10.22	10/16/14

10.24	**	Form of Restricted Stock Award Agreement under the 2006 ITT Educational Services, Inc. Equity Compensation Plan (for use after November 24, 2010)	10-K*	10.34	2/18/11

10.25	**	Form of Restricted Stock Award Agreement under the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan	8-K*	10.4	5/7/13

10.26	**	Restated ESI 401(k) Plan	10-K*	10.20	2/24/12

10.27	**	First Amendment of ESI 401(k) Plan	10-Q*	10.1	7/26/13

10.28	**	Second Amendment of ESI 401(k) Plan	10-K*	10.27	10/16/14

10.29	**	Third Amendment of ESI 401(k) Plan	10-Q*	10.11	4/29/15

10.30	**	ESI Excess Savings Plan – 2008 Restatement	10-K*	10.15	2/21/08

10.31	**	Restated ESI Pension Plan	10-K*	10.22	2/24/12

10.32	**	First Amendment of ESI Pension Plan	10-Q*	10.1	7/27/12

10.33	**	ESI Excess Pension Plan – 2008 Restatement	10-K*	10.19	2/21/08

10.34	**	First Amendment to ESI Excess Pension Plan – 2008 Restatement	10-Q*	10.23	7/24/08

10.35	**	ESI Executive Deferred Bonus Compensation Plan – 2008 Restatement	10-K*	10.22	2/21/08

10.36	**	ESI Non-Employee Directors Deferred Compensation Plan – 2008 Restatement	10-K*	10.21	2/21/08

10.37	**	ITT Educational Services, Inc. Senior Executive Severance Plan	10-Q*	10.26	10/25/07

10.38	**	First Amendment to the ITT Educational Services, Inc. Senior Executive Severance Plan	10-K*	10.28	2/24/12

10.39	**	Summary of Certain Director and Executive Compensation				X

10.40		Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-Q*	10.11	7/27/98

10.41		First Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Sheraton Corporation	10-K*	10.18	2/19/99

10.42	Second Amendment to Trade Name and Service Mark License Agreement between ITT/ESI and ITT Manufacturing Enterprises, Inc. (assignee of ITT Sheraton Corporation)	10-Q*	10.24	10/31/00

10.43	Financing Agreement, dated as of December 4, 2014, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.1	12/5/14

10.44	Amendment No. 1 to Financing Agreement, dated as of December 23, 2014, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.2	3/18/15

10.45	Amendment No. 2 to Financing Agreement, dated as of March 17, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto	8-K*	10.1	3/18/15

10.46	Limited Consent to Financing Agreement, dated as of May 26, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto				X

10.47	Credit Agreement, dated as of March 21, 2012, among ITT Educational Services, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., as syndication agent and Wells Fargo, N.A., as documentation agent	8-K*	10.1	3/27/12

10.48	First Amendment to Credit Agreement, dated as of March 31, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	4/4/14

10.49	Second Amendment to Credit Agreement, dated as of May 29, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	6/4/14

10.50	Third Amendment to Credit Agreement, Consent and Waiver, dated as of June 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	7/2/14

10.51	Fourth Amendment to Credit Agreement, Consent and Waiver, dated as of July 30, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	8/1/14

10.52	Fifth Amendment to Credit Agreement and Consent, dated as of September 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	8-K*	10.1	9/19/14

10.53	Consent to Credit Agreement, entered into as of October 15, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	10-Q*	10.5	11/14/14

10.54	Consent to Credit Agreement, entered into as of November 14, 2014, by and among ITT Educational Services, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent	10.Q*	10.3	11/19/14

10.55	Guarantee Agreement, dated as of January 20, 2010, between ITT Educational Services, Inc. and Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent	10-K*	10.47	10/16/14

10.56	Amended and Restated Indenture and Credit Agreement, dated as of December 31, 2010, by and among PEAKS Trust 2009-1, Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and Deutsche Bank National Trust Company, as lender trustee	10-K*	10.48	10/16/14

10.57	Subordinated Note Purchase Agreement, dated as of January 20, 2010, between ITT Educational Services, Inc. and PEAKS Trust 2009-1	10-K*	10.49	10/16/14

10.58	Agreement for Servicing Private Student Loans, dated as of December 10, 2011, by and among PEAKS Trust 2009-1, Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, ITT Educational Services, Inc. and First Associates Loan Servicing, LLC	10-K*	10.50	10/16/14

10.59	Purchase Obligation Agreement, dated as of January 20, 2010, by and among ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the senior creditors signatory thereto	10-K*	10.51	10/16/14

10.60	Letter Agreement, dated as of March 17, 2014, between ITT Educational Services, Inc., Deutsche Bank Trust Company Americas, as indenture trustee and collateral agent, and the holders of the senior debt signatory thereto	8-K*	10.1	3/21/14

10.61	Risk Sharing Agreement, dated as of February 20, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.53	10/16/14

10.62	Fourth Amendment to Risk Sharing Agreement, dated as of November 6, 2014, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC	10-Q*	10.4	11/14/14

10.63		Fifth Amendment to Risk Sharing Agreement, dated as of March 17, 2015 by and between ITT Educational Services, Inc. and Student CU Connect CUSO	8-K*	10.4	3/18/15

10.64		Financing Program Agreement, dated as of February 20, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.54	10/16/14

10.65		Loan and Security Agreement, dated as of May 18, 2009, between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC, with the First Amendment, Second Amendment and Third Amendment thereto	10-K*	10.55	10/16/14

10.66		Agreement for Servicing Private Student Loans, dated as of May 18, 2012, by and between First Associates Loan Servicing, LLC and Student CU Connect CUSO, LLC	10-K*	10.56	10/16/14

10.67	**	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.1	8/5/14

10.68	**	Amendment to Letter Agreement, dated as of April 28, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany	8-K*	10.3	4/29/15

10.69	**	Second Amendment to Letter Agreement, dated as of May 26, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany				X

10.70	**	Letter Agreement, dated August 4, 2014, by and between ITT Educational Services, Inc. and John E. Dean	8-K*	10.2	8/5/14

10.71	**	Letter Agreement, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick	8-K*	10.1	4/29/15

10.72	**	Amendment to Equity Award Agreements, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick	8-K*	10.2	4/29/15

10.73		Irrevocable Letter of Credit Payable to the U.S. Department of Education, dated October 31, 2014	8-K*	10.1	11/04/14

21		Subsidiaries				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350	X

101	The following materials from ITT Educational Services, Inc.’s Annual Report on
	Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedule II	X

*	SEC File No. 001-13144
**	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
***	Registration No. 333-84871