Form 10-Q
period 2015-03-31
ITT EDUCATIONAL SERVICES INC
filed 2015-06-12
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

23,577,651

Number of shares of Common Stock, $.01 par value, outstanding at May 31, 2015

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

March 31, 2015

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2015 and 2014 and December 31, 2014	3

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2015 and 2014	4

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2015 and 2014	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014	6

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014 (unaudited) and the year ended December 31, 2014	7

Notes to Condensed Consolidated Financial Statements	8

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$145,951	$135,937	$205,035
Restricted cash	6,328	6,040	4,293
Accounts receivable, net	46,200	46,383	77,384
Private education loans, net	9,541	10,584	7,713
Deferred income taxes	28,584	34,547	69,708
Prepaid expenses and other current assets	56,068	57,923	34,686

Total current assets	292,672	291,414	398,819
Property and equipment, net	152,181	157,072	164,072
Private education loans, excluding current portion, net	76,528	80,292	75,619
Deferred income taxes	62,234	68,041	75,607
Collateral deposits	97,932	97,932	8,626
Other assets	55,033	54,409	55,688

Total assets	$736,580	$749,160	$778,431

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$12,082	$9,635	$50,000
Current portion of PEAKS Trust senior debt	26,533	37,545	130,692
Current portion of CUSO secured borrowing obligation	20,963	20,813	0
Accounts payable	73,390	67,848	67,336
Accrued compensation and benefits	15,151	12,264	16,075
Other current liabilities	28,499	27,050	52,415
Deferred revenue	139,856	147,475	141,549

Total current liabilities	316,474	322,630	458,067
Long-term debt, excluding current portion	82,158	86,714	0
PEAKS Trust senior debt, excluding current portion	35,619	38,658	58,782
CUSO secured borrowing obligation, excluding current portion	96,226	100,194	0
Other liabilities	52,247	52,959	142,476

Total liabilities	582,724	601,155	659,325

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	185,936	198,883	197,954
Retained earnings	980,117	969,670	944,039
Accumulated other comprehensive income	963	1,201	2,908
Treasury stock, 13,516,221, 13,619,010 and 13,665,572 shares, at cost	(1,013,531)	(1,022,120)	(1,026,166)

Total shareholders’ equity	153,856	148,005	119,106

Total liabilities and shareholders’ equity	$736,580	$749,160	$778,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$229,975	$237,923
Costs and expenses:
Cost of educational services	103,553	120,115
Student services and administrative expenses	90,252	99,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	7,286	5,547
Provision for private education loan losses	1,244	0

Total costs and expenses	202,335	224,900

Operating income	27,640	13,023
Interest income	13	19
Interest (expense)	(10,388)	(6,901)

Income before provision for income taxes	17,265	6,141
Provision for income taxes	6,818	2,519

Net income	$10,447	$3,622

Earnings per share:
Basic	$0.44	$0.15
Diluted	$0.44	$0.15
Weighted average shares outstanding:
Basic	23,560	23,447
Diluted	23,819	23,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$10,447	$3,622
Other comprehensive (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0 and $0	1	0
Prior service cost (credit) amortization, net of income tax of $150 and $151	(239)	(238)

Other comprehensive (loss), net of tax	(238)	(238)

Comprehensive income	$10,209	$3,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$10,447	$3,622
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,981	6,462
Provision for doubtful accounts	12,183	16,615
Deferred income taxes	9,869	(416)
Stock-based compensation expense	1,896	2,551
Accretion of discount on private education loans	(3,081)	(3,133)
Accretion of discount on long-term debt	391	0
Accretion of discount on PEAKS Trust senior debt	1,655	1,541
Accretion of discount on CUSO secured borrowing obligation	219	0
Provision for private education loan losses	1,244	0
Other	(267)	(180)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(288)	1,343
Accounts receivable	(12,000)	6,302
Private education loans	6,644	4,010
Accounts payable	5,542	9,315
Other operating assets and liabilities	717	(3,885)
Deferred revenue	(7,619)	(7,229)

Net cash flows from operating activities	33,533	36,918

Cash flows from investing activities:
Capital expenditures, net	(869)	(1,510)
Acquisition of company	0	(4,449)
Proceeds from repayment of notes	0	96

Net cash flows from investing activities	(869)	(5,863)

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	0
Repayment of PEAKS Trust senior debt	(15,646)	(41,070)
Repayment of CUSO secured borrowing obligation	(4,037)	0
Common shares tendered for taxes	(467)	(721)

Net cash flows from financing activities	(22,650)	(41,791)

Net change in cash and cash equivalents	10,014	(10,736)
Cash and cash equivalents at beginning of period	135,937	215,771

Cash and cash equivalents at end of period	$145,951	$205,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2013	37,069	$371	$200,040	$940,449	$3,146	(13,699)	$(1,028,360)	$115,646
For the three months ended March 31, 2014:
Net income				3,622				3,622
Other comprehensive (loss), net of income tax					(238)			(238)
Equity award vesting			(2,845)			51	2,845	0
Tax benefit from equity awards			(1,792)					(1,792)
Stock-based compensation			2,551					2,551
Shares tendered for taxes						(19)	(721)	(721)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of March 31, 2014	37,069	371	197,954	944,039	2,908	(13,666)	(1,026,166)	119,106
For the nine months ended December 31, 2014:
Net income				25,631				25,631
Other comprehensive (loss), net of income tax					(1,707)			(1,707)
Equity award vesting			(4,239)			70	4,239	0
Tax benefit from equity awards			(2,617)					(2,617)
Stock-based compensation			7,785					7,785
Shares tendered for taxes						(23)	(193)	(193)

Balance as of December 31, 2014	37,069	371	198,883	969,670	1,201	(13,619)	(1,022,120)	148,005
For the three months ended March 31, 2015:
Net income				10,447				10,447
Other comprehensive (loss), net of income tax					(238)			(238)
Equity award vesting			(9,056)			163	9,056	0
Tax benefit from equity awards			(5,787)					(5,787)
Stock-based compensation			1,896					1,896
Shares tendered for taxes						(60)	(467)	(467)

Balance as of March 31, 2015	37,069	$371	$185,936	$980,117	$963	(13,516)	$(1,013,531)	$153,856

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

ITT Educational Services, Inc. is a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. References in these Notes to “we,” “us” and “our” refer to ITT Educational Services, Inc., its wholly-owned subsidiaries and the variable interest entities (“VIEs”) that it consolidates, unless the context requires or indicates otherwise. As of March 31, 2015, we were offering:

•	master, bachelor and associate degree programs to approximately 51,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

In addition, we offered one or more of our online degree programs to students who are located in all 50 states. As of March 31, 2015, we had 143 college locations in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 3 – Acquisition, for additional discussion of the acquisition of the Ascolta business. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc., its wholly-owned subsidiaries and, beginning on February 28, 2013 and September 30, 2014, two VIEs that we consolidate in our consolidated financial statements, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. All significant intercompany balances and transactions are eliminated upon consolidation. We reclassified certain amounts that were previously recorded in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2014 to the line item Collateral deposits to conform to the current year presentation. This reclassification had no impact on previously reported net income, total shareholders’ equity or cash flows.

The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. We review the operations of our business on a regular basis to determine our reportable operating segments, as defined in Accounting Standards Codification (“ASC” or “Codification”) 280, “Segment Reporting.” As of March 31, 2015, we reported our financial results under one reportable operating segment.

In the opinion of our management, the condensed consolidated financial statements reflect all adjustments that are normal, recurring and necessary for a fair presentation of our financial condition and results of operations. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2014 (“2014 Form 10-K”).

2.	New Accounting Guidance

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which is included in the Codification under ASC 835, “Interest” (“ASC 835”). This guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that liability. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We are assessing the impact that this guidance may have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendment to the Consolidation Analysis” (“ASU 2015-02”), which is included in the Codification under ASC 810, “Consolidation” (“ASC 810”). This guidance changes the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We are assessing the impact that this guidance may have on our consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which is included in the Codification under ASC 205, “Presentation of Financial Statements” (“ASC 205”). This update changes the requirements for reporting discontinued operations and clarifies when disposals of groups of assets qualify for a discontinued operations presentation under ASC 205. This guidance became effective for our interim and annual reporting periods beginning January 1, 2015. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.

3.	Acquisition

On January 31, 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. for approximately $5,220, of which $4,449 was paid in the three months ended March 31, 2014 and the remaining $771 was paid by October 31, 2014. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta and offered short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of the Ascolta business allowed us to expand our offerings in the short-term learning solutions market by integrating the Ascolta operations into the Center for Professional Development @ ITT Technical Institute (the “CPD”).

Our condensed consolidated financial statements include the results of the Ascolta business beginning as of the acquisition date. The revenue and expenses of the Ascolta business included in our Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 were not significant. Our revenue, net income and earnings per share would not have been significantly affected, if the revenue and expenses of the Ascolta business were presented for the three months ended March 31, 2015 and 2014 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not significant.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of March 31, 2015:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$141,930	$141,930	$0	$0
Restricted cash:
Money market fund	1,811	1,811	0	0
Collateral deposits:
Money market fund	8,629	8,629	0	0

	$152,370	$152,370	$0	$0

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of March 31, 2014:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$204,967	$204,967	$0	$0
Restricted cash:
Money market fund	2,042	2,042	0	0
Collateral deposits:
Money market fund	8,626	8,626	0	0

	$215,635	$215,635	$0	$0

We used quoted prices in active markets for identical assets as of the measurement dates to value our financial assets that were categorized as Level 1.

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Condensed Consolidated Balance Sheets as of March 31, 2015 or 2014.

As of March 31, 2015, the aggregate carrying value of the private education loans (“PEAKS Trust Student Loans”) owned by a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) and the private education loans (“CUSO Student Loans”) owned by an entity (the “CUSO”) that purchased, owns and collects private education loans made under a private education loan program for our students (the “CUSO Program”) was $86,069 and the estimated fair value was approximately $95,774. As of March 31, 2014, the carrying value of the PEAKS Trust Student Loans and the CUSO Student Loans (collectively, the “Private Education Loans”) was $83,332 and the estimated fair value was approximately $101,949. The fair value of the Private Education Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the Private Education Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

Each of the carrying value and the estimated fair value of our debt under our Financing Agreement (as defined in Note 9—Debt) was approximately $94,240 as of March 31, 2015 and $96,300 as of December 31, 2014. The fair value of our debt under our

Financing Agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable to estimate the fair value of the debt under the Financing Agreement. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of March 31, 2015, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $62,152 and the estimated fair value was approximately $72,348. As of March 31, 2014, the carrying value of the PEAKS Senior Debt was $189,474 and the estimated fair value was approximately $199,316. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of March 31, 2015, the carrying value of the liability that the CUSO was required to record (the “CUSO Secured Borrowing Obligation”) on its balance sheet for the cash received from the owners of the CUSO (the “CUSO Participants”), which liability we now consolidate, was $117,189 and the estimated fair value was approximately $115,211. The fair value of the CUSO Secured Borrowing Obligation was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the CUSO Secured Borrowing Obligation. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

5.	Equity Compensation

The amount of stock-based compensation expense and the line items in which those amounts are included in our Condensed Consolidated Statements of Income and the related estimated income tax benefit recognized in the periods indicated were as follows:

	Three Months Ended March 31,
	2015	2014
Cost of educational services	$942	$1,218
Student services and administrative expenses	954	1,333

Total stock-based compensation expense	$1,896	$2,551
Income tax (benefit)	$(730)	$(982)

As of March 31, 2015, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $6,900, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.5 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Three Months Ended March 31, 2015
		Weighted		Weighted
		Average	Aggregate	Average	Aggregate
	# of	Exercise	Exercise	Remaining	Intrinsic
	Shares	Price	Price	Contractual Term	Value (1)
Outstanding at beginning of period	1,153,273	$76.92	$88,711
Granted	0	$0	0
Forfeited	0	$0	0
Exercised	0	$0	0
Expired	(123,773)	$88.38	(10,939)

Outstanding at end of period	1,029,500	$75.54	$77,772	2.2	$0

Exercisable at end of period	818,828	$88.83	$72,736	2.0	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on March 31, 2015 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on March 31, 2015 was lower than the exercise price of all outstanding stock options and exercisable stock options, the aggregate intrinsic value of the stock options was zero.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended March 31,
	2015	2014
Shares subject to stock options granted	0	168,500
Weighted average grant date fair value per share	$0	$12.62
Shares subject to stock options exercised	0	0
Intrinsic value of stock options exercised	$0	$0
Proceeds received from stock options exercised	$0	$0
Tax benefits realized from stock options exercised	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions in the periods indicated:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rates	Not applicable	1.32%
Expected lives (in years)	Not applicable	4.7
Volatility	Not applicable	55%
Dividend yield	Not applicable	None

For the three months ended March 31, 2015, the assumptions listed above were not applicable because we did not grant any stock options in that period.

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Three Months Ended March 31, 2015
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	831,307	$30.17
Granted	0	$0
Forfeited	(26,419)	$23.83
Vested	(163,439)	$68.03

Unvested at end of period	641,449	$20.79

The total fair market value of the RSUs that vested and were settled in shares of our common stock was:

•	$1,260 in the three months ended March 31, 2015; and

•	$1,924 in the three months ended March 31, 2014.

6.	Variable Interest Entities

Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

We hold variable interests in the PEAKS Trust as a result of:

•	a subordinated note issued to us by the PEAKS Trust in exchange for the portion of each private education loan disbursed to us under the PEAKS Program that we transferred to the PEAKS Trust (“Subordinated Note”); and

•	our guarantee of the payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (“PEAKS Guarantee”).

We hold variable interests in the CUSO as a result of:

•	a risk sharing agreement (the “CUSO RSA”) that we entered into with the CUSO in connection with the CUSO Program; and

•	a revolving note owed to us by the CUSO (the “Revolving Note”).

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

Our consolidated financial statements for periods as of and after February 28, 2013 include the PEAKS Trust, because we were considered to have control over the PEAKS Trust under ASC 810, as a result of our substantive unilateral right to terminate the PEAKS Servicing Agreement. We do not, however, actively manage the operations of the PEAKS Trust, and the assets of the consolidated PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 12 – Commitments and Contingencies, for a further discussion of the PEAKS Guarantee.

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

Our consolidated financial statements for periods as of and after September 30, 2014 include the CUSO, because we were considered to have control over the CUSO under ASC 810, as a result of our substantive right to terminate the CUSO Servicing Agreement after a cure period that was not substantive. We do not, however, actively manage the operations of the CUSO, and the assets of the consolidated CUSO can only be used to satisfy the obligations of the CUSO. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. See Note 12—Commitments and Contingencies, for a further discussion of the CUSO RSA.

The PEAKS Trust and the CUSO are not included in our consolidated income tax returns. We do not recognize income tax expense or benefit for the financial results of the PEAKS Trust or CUSO in the provision for income taxes included in our Condensed Consolidated Statements of Income, even though the PEAKS Trust and the CUSO are included in our consolidated financial statements. In the three months ended March 31, 2015 and 2014, the financial results of the PEAKS Trust and CUSO were not significant and, therefore, did not have a significant impact on our effective income tax rate. Our deferred income tax assets as of March 31, 2015 were lower as compared to December 31, 2014, in part due to the significant payments that we made under the PEAKS Guarantee and CUSO RSA in the three months ended March 31, 2015, which are generally deductible for income tax purposes when the payments are made.

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

Under the PEAKS Guarantee, we guarantee payment of the principal and interest owed on the PEAKS Senior Debt, the administrative fees and expenses of the PEAKS Trust and a minimum required ratio of assets of the PEAKS Trust to outstanding PEAKS Senior Debt (the “Asset/Liability Ratio”). Our guarantee obligations under the PEAKS Program remain in effect until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. At such time, we will be entitled to repayment of the amounts that we paid under the PEAKS Guarantee (which do not include Payments on Behalf of Borrowers, as defined below), to the extent of available funds remaining in the PEAKS Trust. See Note 12 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the PEAKS Guarantee.

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

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
Assets
Restricted cash	$1,727	$1,556	$1,640
Current portion of PEAKS Trust student loans	6,475	7,169	7,713
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $39,596, $42,353 and $29,349	57,596	59,902	75,619

Total assets	$65,798	$68,627	$84,972

Liabilities
Current portion of PEAKS Trust senior debt	$26,533	$37,545	$130,692
Other current liabilities	175	199	449
PEAKS Trust senior debt, excluding current portion	35,619	38,658	58,782

Total liabilities	$62,327	$76,402	$189,923

The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust. Payment of the administrative fees and expenses of the PEAKS Trust and the principal and interest owed on the PEAKS Senior Debt are guaranteed by us under the PEAKS Guarantee.

Revenue and Expenses of the PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	$2,413	3,133
Student services and administrative expenses	541	1,416
Provision for private education loan losses	803	0
Interest expense	3,259	6,106

(Loss) before provision for income taxes	$(2,190)	$(4,389)

The revenue of the PEAKS Trust consists of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield on the PEAKS Trust Student Loans. The servicing, administrative and other fees incurred by the PEAKS Trust are included in Student services and administrative expenses in our Condensed Consolidated Statements of Income. The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses related to the PEAKS Trust Student Loans represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the PEAKS Trust Student Loans, discounted by the loan pool’s effective interest rate as of the end of the reporting period. Interest expense of the PEAKS Trust represents interest expense on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt.

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

PEAKS Guarantee Payments and Payments on Behalf of Borrowers. The following table sets forth the PEAKS Guarantee payments and Payments on Behalf of Borrowers that were made in the periods indicated:

	Three Months Ended March 31,
	2015	2014
PEAKS Guarantee	$13,637	$40,713
Payments on Behalf of Borrowers	0	1,832

Total	$13,637	$42,545

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

(collectively, “Discharge Payments”).

See Note 12 – Commitments and Contingencies, for a further discussion of our obligations to make guarantee payments pursuant to the CUSO RSA.

Assets and Liabilities of the CUSO. We concluded that we became the primary beneficiary of the CUSO on September 30, 2014 and, therefore, were required to consolidate the CUSO in our consolidated financial statements (the “CUSO Consolidation”). In accordance with ASC 810, the consolidation of the CUSO was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of the CUSO were included in our consolidated financial statements at their fair value as of September 30, 2014.

The CUSO Participants purchased participation interests in the CUSO Student Loans from the CUSO. The terms of the agreements between the CUSO Participants and the CUSO did not meet the requirements under ACC 860, “Transfers and Servicing,” to be considered a sale. As a result, the CUSO was required to record the CUSO Secured Borrowing Obligation on its balance sheet for the cash received from the CUSO Participants.

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

In accordance with ASC 810, we included the CUSO Secured Borrowing Obligation on our Condensed Consolidated Balance Sheet at its fair value as of September 30, 2014, the date of the CUSO Consolidation. The difference between the estimated fair value of the CUSO Secured Borrowing Obligation and the amount expected to be paid by the CUSO to the CUSO Participants was recorded as an accrued discount on our Condensed Consolidated Balance Sheet at the date of the CUSO Consolidation. The accrued discount is being recognized in interest expense at a level rate of return over the expected life of the CUSO Secured Borrowing Obligation.

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

The following table sets forth the fair value and the carrying value of the assets and liabilities of the CUSO as of September 30, 2014 that were included on our Condensed Consolidated Balance Sheet on that date:

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

The following table sets forth the carrying values of assets and liabilities of the CUSO that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of March 31, 2015	As of December 31, 2014
Assets
Restricted cash	$2,790	$2,517
Current portion of CUSO Student Loans	3,066	3,415
CUSO Student Loans, excluding current portion, less allowance for loan losses of $2,480 and $2,039	18,932	20,390
Other assets	202	284

Total assets	$24,990	$26,606

Liabilities
Current portion of CUSO Secured Borrowing Obligation	$20,963	$20,813
Other current liabilities	182	179
CUSO Secured Borrowing Obligation, excluding current portion	96,226	100,194
Other liabilities	1,776	1,073

Total liabilities	$119,147	$122,259

The assets of the CUSO can only be used to satisfy the obligations of the CUSO.

Revenue and Expenses of the CUSO. The following table sets forth the revenue and expenses of the CUSO, excluding the gain on consolidation of the CUSO, which were included in our Condensed Consolidated Statement of Income for the period indicated:

Three Months Ended March 31, 2015
Revenue	$1,064
Student services and administrative expenses	396
Provision for private education loan losses	441
Interest expense	3,641

(Loss) before provision for income taxes	$(3,414)

The revenue of the CUSO consists of interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis. The servicing, administrative and other fees incurred by the CUSO are included in Student services and administrative expenses in our Consolidated Statements of Income. The provision for private education loan losses represents the increase in the allowance for loan losses that occurred during the period. The allowance for loan losses related to the CUSO Student Loans represents the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the CUSO Student Loans, discounted by the loan pool’s effective interest rate as of the end of the reporting period. Interest expense of the CUSO represents interest expense on the CUSO Secured Borrowing Obligation, which includes the contractual interest obligation on the CUSO Student Loans and the accretion of the discount on the CUSO Secured Borrowing Obligation.

We did not recognize any revenue or expenses of the CUSO in our Condensed Consolidated Statements of Income in the three months ended March 31, 2014, because the CUSO Consolidation was effective on September 30, 2014.

CUSO RSA – Payments, Recoveries and Offsets. Pursuant to the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We have the right to offset payment amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. We exercised this offset right in the three months ended March 31, 2015. We did not exercise this offset right in the three months ended March 31, 2014.

The following table sets forth the payments that we made to the CUSO related to our guarantee obligations under the CUSO RSA in the periods indicated:

	Three Months Ended March 31,
	2015		2014
Regular Payments	$2,280	(1)	$1,158
Discharge Payments	2,709		0

Total	$4,989		$1,158

(1)	This amount is net of $290 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the CUSO RSA.

The CUSO did not remit to us, and we did not offset payments under the CUSO RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the three months ended March 31, 2015; and

•	$219 in the three months ended March 31, 2014.

We recorded the amount of recoveries from charged-off loans that were owed to us, but not paid or offset, as of March 31, 2014 in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. We did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in those amounts, in the three months ended March 31, 2015 and 2014.

See Note 12 – Commitments and Contingencies, for a further discussion of the offsets and CUSO RSA.

We made advances to the CUSO under the Revolving Note in years prior to 2012. We made the advances so that the CUSO could use those funds primarily to provide additional funding to the CUSO to purchase additional private education loans made under the CUSO Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. Certain of the assets of the CUSO serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. In 2013, we also offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in that amount. The amount owed to us under the Revolving Note, excluding those offsets, was approximately $8,200 as of March 31, 2015, December 31, 2014 and March 31, 2014. The Revolving Note was eliminated from our financial statements as a result of the CUSO Consolidation.

7.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 6 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and CUSO (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. The assets and liabilities of the PEAKS Trust were included on our Condensed Consolidated Balance Sheet as of March 31, 2014.

As of March 31, 2015, the aggregate carrying amount of the Private Education Loans included under the Private education loan line items on our Condensed Consolidated Balance Sheet was $86,069. The outstanding principal balance of the Private Education Loans, including accrued interest, was approximately $161,436 as of March 31, 2015.

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

Aggregation of Loans. PCI Loans recognized upon consolidation or acquisition in the same fiscal quarter may be aggregated into one or more pools, provided that the PCI Loans in each pool have common risk characteristics. The Private Education Loans were considered to be PCI Loans upon consolidation. As of the date of the PEAKS Consolidation or the CUSO Consolidation, as applicable, we aggregated the PEAKS Trust Student Loans into 24 separate pools of loans and the CUSO Student Loans into 48 separate pools of loans, based on common risk characteristics of the loans, which included:

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

Estimated Fair Value, Accretable Yield and Expected Cash Flows. The Private Education Loans were recorded at their estimated fair value upon consolidation. The estimated fair value of the PEAKS Trust Student Loans as of February 28, 2013, and the CUSO Student Loans as of September 30, 2014, was determined using an expected cash flow methodology. Projected default rates and forbearances were considered in applying the estimated cash flow methodology. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few Private Education Loans have been prepaid. No allowance for loan loss was established as of the date of consolidation of the PEAKS Trust and the CUSO, because all of the Private Education Loans were recorded at fair value and future credit losses are considered in the estimate of fair value.

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

The following table sets forth the estimated fair value, accretable yield and expected cash flows for the PEAKS Trust Student Loans and CUSO Student Loans, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, as of the dates indicated:

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

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$51,819	$32,654	$70,580	$42,274
Accretion	(2,413)	(1,431)	(3,133)	(1,803)
Reclassification from nonaccretable difference and changes in expected cash flows	(1,508)	(2,541)	(5,904)	(4,153)

Balance at end of period	$47,898	$28,682	$73,351	$44,624

The following table sets forth information regarding aggregate changes in accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the period indicated:

	Three Months Ended March 31, 2015
	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$11,728	$5,857
Accretion	(668)	(346)
Reclassification from nonaccretable difference and changes in expected cash flows	60	266

Balance at end of period	$11,120	$5,777

There were no changes in the accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, in the three months ended March 31, 2014, because we did not include the CUSO in our consolidated financial statements until September 30, 2014.

Contractually Required Payments. The excess of the contractually required payments of the Private Education Loans over the expected cash flows is referred to as the nonaccretable difference. The following table sets forth the contractually required future principal and interest payments, expected cash flows and the nonaccretable difference, in total and for those loans pursuant to which ASC 310-30 was applied by analogy, for the PEAKS Trust Student Loans and the CUSO Student Loans as of the dates indicated:

	PEAKS Trust Student Loans		CUSO Student Loans
	As of February 28, 2013		As of September 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Contractual future principal and interest payments	$487,800	$213,600	$111,159	$36,715
Expected cash flows	213,069	119,020	39,697	18,450

Nonaccretable difference	$274,731	$94,580	$71,462	$18,265

Allowance for Private Education Loan Losses. On a quarterly basis, subsequent to the PEAKS Consolidation and the CUSO Consolidation, as applicable, we estimate the principal and interest expected to be collected over the remaining life of each loan pool. These estimates include assumptions regarding default rates, forbearances and other factors that reflect then-current market conditions. Prepayments of loans were not considered when estimating the expected cash flows, because, historically, few Private Education Loans have been prepaid.

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the periods indicated:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$42,353	$29,349
Loans charged off	(4,061)	0
Recoveries from charged off loans	501	0
Provision for loan losses	803	0

Balance at end of period	$39,596	$29,349

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the aggregate in the period indicated:

Three Months Ended March 31, 2015
Balance at beginning of period	$2,039
Loans charged off	0
Recoveries from charged off loans	0
Provision for loan losses	441

Balance at end of period	$2,480

There were no changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the three months ended March 31, 2014, because we did not include the CUSO in our consolidated financial statements until September 30, 2014.

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Loan Modifications and Charge Offs. Modifications were made to PCI Loans in the three months ended March 31, 2015 and 2014 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

8.	Goodwill and Intangibles

We recognized goodwill and certain other intangible assets on our consolidated balance sheet as a result of the acquisition of:

•	certain assets and liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. on January 31, 2014;

•	the membership interests of Cable Holdings, LLC on August 1, 2013; and

•	substantially all the assets and certain liabilities of Daniel Webster College on June 10, 2009.

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

The following tables set forth the carrying value of our acquired intangible assets that are included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amorti- zation Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(703)	$1,797	60
Non-compete agreements	1,120	(336)	784	60
Training materials	440	(210)	230	42
Accreditation	210	(173)	37	84

	$4,270	$(1,422)	$2,848

	As of March 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amorti- zation Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(203)	$2,297	60
Non-compete agreements	1,120	(112)	1,008	60
Training materials	440	(84)	356	42
Accreditation	210	(143)	67	84

	$4,270	$(542)	$3,728

All amortizable intangible assets are being amortized on a straight-line basis. Amortization expense for amortized intangible assets was:

•	$221 in the three months ended March 31, 2015; and

•	$203 in the three months ended March 31, 2014.

The following table sets forth our estimate of the amortization expense for our amortizable intangible assets in each of 2015 through 2019:

Fiscal Year Ending December 31,	Estimated Amortization Expense
2015	$880
2016	865
2017	734
2018	562
2019	28

$3,069

The following tables set forth the carrying value of our indefinite-lived intangible assets that are included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of March 31, 2015
	Gross Carrying Value	Accumulated Impairment Loss	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$7,290	$(2,044)	$5,246
Trademark	660	(410)	250

	$7,950	$(2,454)	$5,496

	As of March 31, 2014
	Gross Carrying Value	Accumulated Impairment Loss	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$7,290	$0	$7,290
Trademark	660	0	660

	$7,950	$0	$7,950

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

In addition to our annual impairment test, we consider certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these is a significant long-term decrease in our market capitalization based on events specific to our operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis are also triggering events that could be cause for an interim impairment review. In our analysis of triggering events we also consider changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors. We concluded that no triggering event had occurred during the three month period ended March 31, 2015.

The assumptions and estimates underlying the fair value calculations used in our annual impairment test are uncertain by their nature and can vary significantly from actual results. Therefore, as circumstances and assumptions change, we may be required to recognize additional impairment charges for goodwill and other intangible assets in future periods.

9.	Debt

As of March 31, 2015, our Condensed Consolidated Balance Sheet included: (i) outstanding Term Loan (as defined below) borrowings under the Financing Agreement, as described further below under “—Term Loans,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the CUSO Secured Borrowing Obligation of the CUSO, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 6 – Variable Interest Entities.

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

We estimate that we will make payments of approximately $30,000 under the PEAKS Guarantee and approximately $11,600, net of approximately $1,400 in recoveries, under the CUSO RSA in 2015. The Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45,000 under both programs in 2015 and to $35,000 under both programs in any year after 2015 that the Financing Agreement is in effect. See Note 12 – Commitments and Contingencies for a further discussion of our projected payments under the PEAKS Guarantee and CUSO RSA.

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

The outstanding principal balance under the Financing Agreement must be repaid by us in quarterly installments on the first business day of each March, June, September and December, commencing March 1, 2015 and ending on the maturity date. Each installment payment must be in an amount equal to $2,500 in each quarter of 2015, $5,000 in each quarter of 2016, and $7,500 in each quarter of 2017, provided the last such installment payment shall be in the amount necessary to repay the then outstanding principal balance in full. In the three months ended March 31, 2015, we made principal payments under the Financing Agreement of $2,500. In addition, the Financing Agreement provides for mandatory prepayment of outstanding principal in an amount equal to 50% of Excess Cash Flow (as defined in the Financing Agreement) calculated based on our cash flows for the fiscal years ended December 31, 2015 and 2016. Any mandatory prepayment amounts due under this provision are payable with the scheduled principal payment due on the first business day of March of the following year.

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

We paid a one-time commitment fee of $3,000 in the fourth quarter of 2014 in connection with the Financing Agreement. Under the Financing Agreement, we are required to pay a quarterly administration fee to the Administrative Agent of $25.

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

The educational regulatory measurements are calculated over different time periods, based on statutory guidelines. The educational regulatory measurements are set forth in the Financing Agreement, and include the following tests:

•	a minimum composite score of our equity, primary reserve and net income ratios;

•	our institutions’ loan cohort default rates under the programs under Title IV (“Title IV Programs”) of the Higher Education Act of 1965, as amended (“HEA”);

•	our institutions’ compliance with the 90/10 Rule of the HEA;

•	our compliance with the ED’s gainful employment regulations; and

•	our institutions’ student retention rate.

The Financing Agreement contains certain events of default, including:

•	the failure by us to pay any amount owed under the Financing Agreement when due;

•	an inaccuracy in any material respect of the representations or warranties that the Loan Parties made in the Financing Agreement;

•	a violation of any covenant that the Loan Parties made in the Financing Agreement and the related loan documents;

•	a default by us under any other material indebtedness owed by us, including, without limitation, our failure to pay any amounts due under the PEAKS Guarantee or the CUSO RSA;

•	a change of control of us;

•	the invalidity of certain liens or guarantees granted or made by the Loan Parties in the Financing Agreement;

•	the occurrence of certain regulatory events; and

•	certain bankruptcy or insolvency events affecting the Loan Parties.

If an event of default occurs under the Financing Agreement, the lenders may declare all Term Loans then outstanding to be immediately due and payable in full.

Credit Facility. On March 21, 2012, we entered into a credit agreement (the “Credit Agreement”) that provided for a $325,000 senior revolving credit facility. We entered into amendments to the Credit Agreement on March 31, 2014, May 29, 2014, June 30, 2014, July 30, 2014 and September 15, 2014. We entered into a Consent to Credit Agreement effective October 15, 2014 and a Consent to Credit Agreement as of November 14, 2014. The Amended Credit Agreement had a maturity date of March 21, 2015. On December 4, 2014, we used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings under the Amended Credit Agreement, and all commitments of the lenders thereunder to make revolving loans, to issue or participate in new letters of credit, and to amend, renew, or extend letters of credit outstanding under the Amended Credit Agreement were terminated.

Certain letters of credit in an aggregate amount of approximately $2,352 previously issued by JPMorgan Chase Bank, N.A. are deemed to be letters of credit issued pursuant to the Amended Credit Agreement. We caused a letter of credit payable to the ED (“ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014, which was issued pursuant to the Amended Credit Agreement. The letters of credit for our account that were issued under the Amended Credit Agreement remain outstanding and a portion of the Term Loans was used to provide cash collateral for such letters of credit. See Note 12 – Commitments and Contingencies, for a further discussion of the ED Letter of Credit.

In addition to the quarterly participation fee required to be paid by us pursuant to the original terms of the Credit Agreement related to letters of credit, which accrues at the same rate used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Amended Credit Agreement), the Amended Credit Agreement provides that an additional quarterly participation fee is required to be paid by us related to the ED Letter of Credit, which accrues at a ticking fee rate on the average daily amount of the lenders’ letter of credit exposure with respect to the ED Letter of Credit. The ticking fee rate is defined as:

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

Interest Expense and Fees. The effective interest rate on our borrowings was approximately:

•	9.50% per annum in the three months ended March 31, 2015 under the Financing Agreement; and

•	4.90% per annum in the three months ended March 31, 2014 under the Amended Credit Agreement.

The following table sets forth the total amount of interest expense and fees (including the commitment fees and fees for letters of credit under the Amended Credit Agreement and amortized debt discount under the Financing Agreement) that we recognized related to the Financing Agreement or the Amended Credit Agreement, in the periods indicated:

	Three Months Ended March 31,
	2015	2014
Interest expense and fees	$3,367	$656

PEAKS Trust Senior Debt. In January 2010, the PEAKS Trust issued the PEAKS Senior Debt in the aggregate principal amount of $300,000 to investors. Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements. See Note 6 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. The PEAKS Senior Debt was recorded on our consolidated balance sheet as of February 28, 2013 at its estimated fair value on that date, which was approximately $226,096. The outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was $257,533. The $31,437 difference between the estimated fair value and the outstanding principal balance of the PEAKS Senior Debt as of February 28, 2013 was recorded as an accrued discount on our consolidated balance sheet and is being recognized as Interest expense in our Condensed Consolidated Statements of Income using an effective interest rate method over the term of the PEAKS Senior Debt.

As of March 31, 2015, the outstanding principal balance of the PEAKS Senior Debt was $81,273 and the carrying value was $62,152. We recorded $26,533 as a current liability as of March 31, 2015, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following March 31, 2015.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended March 31,
	2015	2014
Interest expense	$3,259	$6,106
Discount accretion	$1,655	$1,541

The effective interest rate on the PEAKS Senior Debt was approximately:

•	14.4% per annum in the three months ended March 31, 2015; and

•	9.6% per annum in the three months ended March 31, 2014.

Asset/Liability Ratio. The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. As a result of the PEAKS Consolidation and other factors, we were not in compliance with those metrics as of March 31, 2015. For purposes of computing the Asset/Liability Ratio, as of March 31, 2015, the amount of the assets of the PEAKS Trust was $110,748 and the amount of the liabilities was $81,273. The amounts used to calculate the Asset/Liability Ratio primarily include, for the assets, the contractual balance of the PEAKS Trust Student Loans that have not defaulted, and, for the liabilities, the amount of the contractual balance of the PEAKS Senior Debt.

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of $13,637 in the three months ended March 31, 2015, and approximately $156,600 in the year ended December 31, 2014 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. The amount paid in 2014 included the:

•	$40,000 that we paid in March 2014 pursuant to the PEAKS Letter Agreement, which was applied primarily to make a mandatory prepayment of the PEAKS Senior Debt (see Note 6 – Variable Interest Entities, for a further discussion of the PEAKS Letter Agreement);

•	payments totaling approximately $51,700 that we made from July 2014 through September 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in prior periods; and

•	payments totaling approximately $64,900 that we made from October 2014 through December 2014 to satisfy our obligations under the PEAKS Guarantee with respect to the increased minimum required Asset/Liability Ratio in the current and prior periods.

We also made additional payments under the PEAKS Guarantee in the year ended December 31, 2014 that were not related to maintaining the required Asset/Liability Ratio. See Note 12 – Commitments and Contingencies, for a further discussion of the payments made under the PEAKS Program during the first quarter of 2015 and in the year ended December 31, 2014, as well as our projected PEAKS Guarantee payments for 2015 through 2020.

The following table sets forth the estimated principal payments on the PEAKS Senior Debt in the periods indicated:

Fiscal Year Ending December 31,	Amount
2015	$38,083
2016	12,157
2017	8,876
2018	9,728
2019	10,726
2020	17,348

Total	$96,918

10.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended
	March 31,
	2015	2014
Shares:
Weighted average number of shares of common stock outstanding	23,560	23,447
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	259	397

Outstanding shares for diluted earnings per share calculation	23,819	23,844

A total of approximately 1.2 million shares in the three months ended March 31, 2015 and 1.2 million shares in the three months ended March 31, 2014 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

11.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months
	Ended March 31,
	2015	2014
Interest cost	$409	$506
Expected return on assets	(1,383)	(1,312)
Recognized net actuarial loss	1	0
Amortization of prior service (credit)	(389)	(389)

Net periodic pension (benefit)	$(1,362)	$(1,195)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three months ended March 31, 2015 or 2014. We do not expect to make any significant contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2015.

The following table sets forth the changes in the components of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheet in the three months ended March 31, 2015:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income Net of Income Tax
Balance at January 1, 2015	$1,854	$(653)	$1,201
Amortization of:
Net actuarial loss	1	0	1
Prior service costs (credits)	(389)	150	(239)

Balance at March 31, 2015	$1,466	$(503)	$963

The reclassification of prior service costs or credits from Accumulated other comprehensive income are included in the computation of net periodic pension benefit. Approximately $885 of net periodic pension benefit was included in Cost of educational services and approximately $477 of net periodic benefit was included in Student services and administrative expenses in our Condensed Consolidated Statement of Income in the three months ended March 31, 2015.

12.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2015, the total face amount of those surety bonds was approximately $19,000. As of March 31, 2015, we also had caused approximately $2,352 of letters of credit to be issued to our workers’ compensation insurers and one of our state regulatory agencies.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and the 2013 compliance audits of their administration of the Title IV Programs in which they participate (“Compliance Audits”) to the ED by the due date resulted in sanctions imposed by the ED on our institutions that included, among other things, our institutions having to submit a letter of credit payable to the ED. We caused the ED Letter of Credit in the amount of $79,708 to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. As of March 31, 2015, the total amount of the outstanding letters of credit that we had caused to be issued was $82,060.

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

Claims and Contingencies. Claims and contingencies that we are subject to include those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. We record a liability for those claims and contingencies, if it is probable that a loss will result and the amount of the loss can be reasonably estimated. Although we believe that our estimates related to any claims and contingencies are reasonable, we cannot make any assurances with regard to the accuracy of our estimates, and actual results could differ materially.

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
CUSO RSA	$0	$0	$115,930
Other	15,006	15,574	13,585

Total	$15,006	$15,574	$129,515

Other current liabilities	$14,408	$14,976	$32,409
Other liabilities	598	598	97,106

Total	$15,006	$15,574	$129,515

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12-month period following the dates indicated. The amounts included in Other liabilities primarily related to our estimated contingent liability for the CUSO RSA as of March 31, 2014 (prior to the CUSO Consolidation), and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed ten years. See below for a discussion of the method by which we determined the amount of the contingent liability that we recorded related to our guarantee obligations under the CUSO RSA prior to the CUSO Consolidation.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months
	Ended March 31,
	2015		2014
Balance at beginning of period	$15,574		$125,880
Increases (decreases) from:
Additional accruals:
Other	5,517		8,764
Payments, other (1)	(6,085)		(3,971)
Payments under the CUSO RSA	0	(2)	(1,158	)(3)

Balance at end of period	$15,006		$129,515

(1)	Consists of payments for legal and other contingencies.
(2)	We consolidated the CUSO in our consolidated financial statements as of September 30, 2014 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the CUSO RSA that we made following the CUSO Consolidation. See below under “—Guarantees—CUSO RSA—First Quarter 2015 and Projected Future CUSO RSA Payments,” for information on the amount of payments that we made under the CUSO RSA in the three months ended March 31, 2015. See Note 6 – Variable Interest Entities, for a further discussion of the CUSO Consolidation.
(3)	Consists of payments made under the CUSO RSA.

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

In connection with determining the amount of the contingent liability to record related to our guarantee obligations under the CUSO RSA, prior to the CUSO Consolidation, we also considered the payment options available to us under the CUSO Program, including our ability to make Discharge Payments under the CUSO RSA. To the extent that we projected that we would have sufficient funds available to make Discharge Payments under the CUSO RSA, we incorporated an assumption that we would make Discharge Payments into our estimate of the amount of payments that we expected to make when determining the contingent liability. If we did not believe that we would have sufficient funds available to make Discharge Payments, we assumed that we would make Regular Payments to satisfy our obligations under the CUSO RSA. We discounted the amount of those expected future monthly Regular Payments at a risk-free rate of interest. Making Discharge Payments results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligations in future periods under the CUSO RSA and, therefore, results in an estimated contingent liability amount that is less than if we had assumed that we would make Regular Payments in future periods.

Under the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We discounted the amounts of recoveries that we expected would be repaid to us under the CUSO RSA at a risk-free rate of interest. The difference between the amount of the discounted guarantee payments that we expected to make and the discounted amount that we expected would be repaid to us under the CUSO RSA was recorded as the amount of our estimated contingent liability related to our guarantee obligations under the CUSO RSA, prior to the CUSO Consolidation.

In connection with estimating our recorded liability for claims and contingencies as of March 31, 2015, December 31, 2014 and March 31, 2014, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of March 31, 2015, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $6,818 in the 12 months immediately following the date of this filing due to the resolution of those matters.

We have presented legal and professional fees related to certain lawsuits, investigations and accounting matters as a separate line item in our Condensed Consolidated Statements of Income. The amounts included in this line item represent expenses for various lawsuits, investigations and accounting matters that we believe are not representative of those normally incurred in the ordinary course of business. Certain of those lawsuits and investigations are described in detail, below. The expenses for the accounting matters included in this line item related primarily to:

•	services relating to accounting for the Private Education Loans in the three months ended March 31, 2015; and

•	the audit work performed in connection with the assessment of the consolidation of the PEAKS Trust in the three months ended March 31, 2014.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2015, December 31, 2014 and March 31, 2014. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

First Quarter 2015 and Projected Future PEAKS Guarantee Payments. In the three months ended March 31, 2015, we made payments under the PEAKS Guarantee of $13,637. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $16,400 from April 1, 2015 through December 31, 2015, $4,200 in 2016 and $14,800 in 2020. All of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $59,000 as of December 31, 2015 and $0 as of January 31, 2020. See Note 9– Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $47,000 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

See also “—PEAKS Program and CUSO RSA Payments in Certain Periods,” for additional information regarding certain payments we have made related to the PEAKS Program.

CUSO RSA. On February 20, 2009 we entered into the CUSO RSA in connection with the CUSO Program. Under the CUSO RSA, we guarantee the repayment of the principal amount (including capitalized origination fees) and accrued interest payable on any private education loans made under the CUSO Program that are charged off above a certain percentage of the private education loans made under the CUSO Program, based on the annual dollar volume. The total initial principal amount of private education loans that the CUSO purchased under the CUSO Program was approximately $141,000. No new private education loans were or will be originated under the CUSO Program after December 31, 2011, but immaterial amounts related to loans originated prior to that date were disbursed by the lender through June 2012. Our obligations under the CUSO RSA will remain in effect, until all private education loans made under the CUSO Program are paid in full. The standard repayment term for a private education loan made under the CUSO Program is ten years, with repayment generally beginning six months after a student graduates or three months after a student withdraws or is terminated from his or her program of study.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of March 31, 2015, December 31, 2014 and March 31, 2014, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Collateral deposits on our Condensed Consolidated Balance Sheets as of each of those dates. The CUSO RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the CUSO Program that exceeds a certain percentage as of the end of each fiscal quarter.

Under the CUSO RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the CUSO Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the CUSO RSA. In addition, in the three months ended March 31, 2015 and the year ended December 31, 2014, we made Discharge Payments to the CUSO. Making Discharge Payments results in us paying amounts to the CUSO in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the CUSO RSA. See Note 6– Variable Interest Entities, for a further discussion of Discharge Payments.

We concluded that we were required to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 6– Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. While we no longer record a contingent liability for the CUSO RSA on our Condensed Consolidated Balance Sheet beginning on September 30, 2014, our obligations under the CUSO RSA remain in effect.

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

On June 8, 2015, we entered into a Sixth Amendment to the CUSO RSA (the “Sixth Amendment to CUSO RSA”) with the CUSO. The Sixth Amendment to CUSO RSA provides that:

•	the period of time during which we are not required to comply with the debt service ratio covenant under the CUSO RSA is extended through March 31, 2016;

•	the period of time during which we are not required to comply with the current ratio covenant under the CUSO RSA is extended through March 31, 2016;

•	we are not required to comply with the average persistence percentage covenant under the CUSO RSA as of the end of each fiscal quarter ending March 31, 2015 through March 31, 2016;

•	we will make a payment of $6,544 to the CUSO, which payment will be considered a Discharge Payment under the CUSO RSA;

•	at our option, we may defer the payment of any amounts otherwise becoming due by us under the CUSO RSA between June 8, 2015 and December 31, 2015, which payments must be made by us on or before January 4, 2016; and

•	the payments deferred by us will not bear interest, unless we do not pay such amounts by January 4, 2016, in which case any portion of any deferred payments remaining unpaid as of that date will accrue interest at the rate of 12.5% per annum, from the date such deferred payment would otherwise have been due absent the deferral provided in the Sixth Amendment to CUSO RSA.

We made the $6,544 Discharge Payment on June 10, 2015, which had the effect of reducing the amount of Regular Payments that we otherwise would have had to make in 2015 by approximately $2,000. The reason for the provision in the Sixth Amendment to CUSO RSA that permits us to defer to 2016 the payment of any amounts otherwise becoming due between June 8, 2015 and December 31, 2015 is because without such deferral, we believe that we would exceed the limitation under the Financing Agreement on amounts that we can pay in 2015 under the CUSO RSA and the PEAKS Guarantee. Based on current information and assumptions, we believe that we will likely defer to January 2016 most of the payments that otherwise would have become due under the CUSO RSA between June 8, 2015 and December 31, 2015, although we may make a small portion of those payments in 2015, depending on various factors, including whether we have reached the limit under the Financing Agreement. See the table below for additional information regarding our projections of the estimated amounts and timing of our future payments under the CUSO RSA.

First Quarter 2015 and Projected Future CUSO RSA Payments. In the three months ended March 31, 2015, we made payments under the CUSO RSA of $4,989, which is net of $290 of recoveries from charged-off loans owed to us. We believe that it is probable that we will make additional payments under the CUSO RSA. We are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged-off, until all payments that we made under the CUSO

RSA with respect to that loan pool have been repaid to us by the CUSO. Pursuant to the CUSO RSA, we have the right to offset amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. The following table sets forth, in the periods indicated, our projections of the estimated amounts of Regular Payments and Discharge Payments that we expect to pay (or that we expect will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amounts of recoveries from charged-off loans that we expect to be paid to us by the CUSO (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Year	Estimated Regular Payments		Estimated Discharge Payments		Estimated Total Payments		Estimated Recoveries
2015	$3,713	(1)	$9,253	(2)	$12,966	(1)	$(1,396	)(3)
2016	22,392	(4)	0		22,392	(4)	(1,474)
2017	17,615		0		17,615		(1,540)
2018 and later	0		72,251		72,251		(1,575)

Total	$43,720		$81,504		$125,224		$(5,985)

(1)	Includes $2,280 of Regular Payments made during the three months ended March 31, 2015, which is net of $290 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA. This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $6,544.
(2)	Includes (a) the Discharge Payment of $2,709 that we made on March 19, 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA, and (b) the Discharge Payment of $6,544 that we made on June 10, 2015 pursuant to the terms of the Sixth Amendment to CUSO RSA.
(3)	Includes $290 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA in the three months ended March 31, 2015.
(4)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $6,544.

We believe that the vast majority of the $72,251 of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the CUSO RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payments made in March 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA and in June 2015 pursuant to the terms of the Sixth Amendment to CUSO RSA.) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $93,776 of Regular Payments in 2018 through approximately 2027. Of this amount, approximately $18,600 to $20,000 would be paid annually in each of 2018 through 2021, and approximately $16,200, in the aggregate, would be paid in 2022 through 2026.

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

In the year ended December 31, 2014, the CUSO did not remit to us $475 of recoveries from charged-off loans that were owed to us. See also “—PEAKS Program and CUSO RSA Payments in Certain Periods,” for additional information regarding certain payments we have made related to the CUSO Program.

PEAKS Program and CUSO RSA Payments in Certain Periods. The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and CUSO RSA in the periods indicated:

	Three Months
	Ended March 31,
Type of Payment	2015		2014
Guarantee:
PEAKS Program	$13,637		$40,713
CUSO RSA Regular Payments	2,280	(1)	1,158
CUSO RSA Discharge Payments	2,709		0
Payments on Behalf of Borrowers	0		1,832

Total	$18,626		$43,703

(1)	This amount is net of $290 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.

The CUSO did not remit to us, and we did not offset payments under the CUSO RSA, for the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the three months ended March 31, 2015; and

•	$219 in the three months ended March 31, 2014.

We recorded the amount of recoveries from charged-off loans that were owed to us, but not paid or offset, as of March 31, 2014, in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. The amounts of recoveries from charged-off loans that were owed to us by the CUSO, but not paid or offset, as of March 31, 2015 and December 31, 2014, were not recorded in our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation.

We also offset the following amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in those amounts:

•	$0 in the three months ended March 31, 2015; and

•	$357 in the three months ended March 31, 2014.

We recorded all of the amounts that we claimed as offsets against amounts owed to us under the Revolving Note in Other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2014. The amounts that we claimed as offsets under the Revolving Note as of March 31, 2015 and December 31, 2014, were not recorded in our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation.

In the first quarter of 2013, we notified the CUSO that:

•	we had determined that the CUSO was in default of its obligations to us under the loan and security agreement pursuant to which the Revolving Note was issued (the “CUSO Loan Agreement”);

•	as a result of that default, all amounts under the Revolving Note were immediately due and payable; and

•	we would not make payments under the CUSO RSA, until we received credit for the full amount due us under the Revolving Note, based on the provisions of the CUSO Loan Agreement and the CUSO RSA that allow us to set off amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note.

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

We further understand the CUSO’s position to be that, because the Offset was improper, we are in default under the CUSO RSA. In April 2013, the CUSO notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the CUSO RSA (the “Collateral”). At that time, the amount of funds in that account was approximately $8,600. To our knowledge, the CUSO has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the CUSO Loan Agreement and the CUSO RSA does not constitute an event of default under the CUSO RSA, and that the CUSO’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the CUSO. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the CUSO RSA related to the Offset, we may be required to pay to the CUSO approximately $9,400, net of approximately $1,049 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the CUSO was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

Assessment of Guarantee Contingent Liability. At the end of each reporting period, prior to the CUSO Consolidation, we assessed whether we should recognize a contingent liability related to our guarantee obligations under the CUSO RSA and, if so, in what amount. The contingent liability was calculated by estimating the amount and timing of projected future payments that we expected to make under the CUSO RSA and the projected future amounts that we expected to be repaid to us by the CUSO from recoveries of charged-off loans and the timing of those repayments. As with any estimate, as facts and circumstances changed, the recorded liability changed.

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

On March 11, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: William Koetsch, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al. (the “Koetsch Litigation”). On April 17, 2013, a complaint in a securities class action lawsuit was filed against us and two of our current executive officers in the United States District Court for the Southern District of New York under the following caption: Massachusetts Laborers’ Annuity Fund, Individually and on Behalf of All Others Similarly Situated v. ITT Educational Services, Inc., et al (the “MLAF Litigation”). On July 25, 2013, the court consolidated the Koetsch Litigation and MLAF Litigation under the following caption: In re ITT Educational Services, Inc. Securities Litigation (the “New York Securities Litigation”), and named the Plumbers and Pipefitters National Pension Fund and Metropolitan Water Reclamation District Retirement Fund as the lead plaintiffs. On October 7, 2013, an amended complaint was filed in the New York Securities Litigation, and on January 15, 2014, a second amended complaint was filed in the New York Securities Litigation. The second amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by:

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

On May 8, 2013, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers and all but two of our current Directors in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Wilfred Litigation”). On August 6, 2013, the parties agreed to stay the Wilfred Litigation until the New York Securities Litigation was dismissed with prejudice or the defendants filed an answer in the New York Securities Litigation. On September 8, 2014, the district court approved the parties’ agreement for an additional stay of the Wilfred Litigation, until the earlier of a final disposition of the New York Securities Litigation or 30 days after written notice terminating the stay was provided by any of the parties in the Wilfred Litigation to all other parties. On October 15, 2014, the plaintiff terminated the stay. Following plaintiff’s termination of the stipulated stay, an amended complaint was filed on November 17, 2014 that alleges, among other things, that the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, wasting our corporate assets and being unjustly enriched, by:

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

On May 27, 2014, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, all but two of our current Directors and one former Director in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Nottenkamper Litigation”). On November 14, 2014, an amended complaint was filed in the Nottenkamper Litigation. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched, abused their control of us and grossly mismanaged us by:

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

On January 13, 2015, the defendants filed a motion to dismiss the Nottenkamper Litigation, as well as a separate motion to stay the litigation or to transfer the litigation to the United States District Court for the Southern District of New York. On April 29, 2015, the Nottenkamper Litigation was transferred to the United States District Court for the Southern District of New York. On May 6, 2015, the Nottenkamper plaintiff moved to consolidate the Nottenkamper Litigation and the Wilfred Litigation. On June 2, 2015, the court denied the consolidation motion without prejudice to renewal and indicated that it would rule on the motions to dismiss pending in both the Nottenkamper Litigation and the Wilfred Litigation.

On December 23, 2014, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers and all but four of our current Directors in the United States District Court for the Southern District of Indiana under the following caption: Michelle Lawrence, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Lawrence Litigation”). The complaint alleges among that the individual defendants breached their fiduciary duties to us, abused their control, grossly mismanaged us and were unjustly enriched by:

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

        In January, February, April and May 2014, and in February, March and June 2015, we received subpoenas and/or CIDs from the Attorneys General of Arkansas, Arizona, Colorado, Connecticut, Hawaii, Idaho, Iowa, Kentucky, Maryland, Minnesota, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Tennessee, Washington and the District of Columbia under the authority of each state’s consumer protection statutes. The Attorney General of the Commonwealth of Kentucky has informed us that it will serve as the point of contact for the multistate group to respond to questions relating to the subpoenas and CIDs. The subpoenas and CIDs contain broad requests for information and the production of documents related to our students and practices, including marketing and advertising, recruitment, financial aid, academic advising, career services, admissions, programs, licensure exam pass rates, accreditation, student retention, graduation rates and job placement rates, as well as many other aspects of our business. We believe that several other companies in the proprietary postsecondary education sector have received similar subpoenas and CIDs. We are cooperating with the Attorneys General of the states involved. The ultimate outcome of the state Attorneys General investigation, however, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

13.	Risks and Uncertainties

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

•	The PEAKS Consolidation and other factors, among other things:

•	have resulted in violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	have negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	have negatively impacted the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 9 – Debt and Note 12 – Commitments and Contingencies, for additional information.

•	The CUSO Consolidation, which could negatively impact our compliance with:

•	covenants under the Financing Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 6 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 9– Debt, for additional information.

•	As required, we provided cash collateral in the amount of approximately $89,300 for the letters of credit outstanding for our account. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. The remaining amount of cash collateral at any time may not be less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must not be less than 109% of the amount available to be drawn. See Note 9 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 12 - Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	Although we have consolidated both the PEAKS Trust and the CUSO, and we no longer record a contingent liability related to those programs on our Consolidated Balance Sheets, our significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA remain in effect. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $30,000 in 2015 and approximately $4,200 in 2016. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $11,600 in 2015 and $20,900 in 2016. See Note 9 – Debt and Note 12 – Commitments and Contingencies for a further discussion of the RSAs, estimated payment amounts and contingent liabilities.

•	On December 4, 2014, we borrowed $100,000 aggregate principal amount of senior secured Term Loans. The proceeds of the Term Loans, along with other funds, were used to provide the cash collateral for outstanding letters of credit, to repay all outstanding borrowings under the Amended Credit Agreement and to pay fees in connection with the Financing Agreement. As a result, no portion of the proceeds of the Term Loans is available for working capital or other uses. Further, the funds held as cash collateral are not available for use by us to fund our operations.

•	We had negative working capital as of March 31, 2015, December 31, 2014 and March 31, 2014, primarily due to the impact of the Consolidated VIEs.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee (collectively, the “RSAs”) payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the RSAs or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Accordingly, our consolidated financial statements contained in this Quarterly Report on Form 10-Q were prepared on the basis that we will continue to operate as a going concern. There can be no assurance, however, that the ultimate outcome of those events, whether individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	the impact of adverse actions by the ED related to lawsuits against us, our failure to submit our 2013 audited financial statements and 2013 compliance audits to it by the due date, and any failure to submit our 2014 audited financial statements and 2014 compliance audits to it by the due date;

•	the impact of our consolidation of variable interest entities on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain any required amendments or waivers of noncompliance with covenants under the Financing Agreement;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	actions by the New York Stock Exchange to delist our common stock;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	the impact of our late filings with the SEC;

•	issues related to the restatement of our financial statements for the first three quarters of 2013;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	the effects of the cross-default provisions in the Financing Agreement;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our ability to retain or attract qualified employees to execute our business and growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	our ability to repay moneys we have borrowed; and

•	our ability to collect internally funded financing from our students.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our 2014 Form 10-K filed with the SEC . We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

You should keep in mind the following points as you read this report:

•	The terms “ITT Technical Institute” or “Daniel Webster College” (in singular or plural form) refer to an individual school or campus owned and operated by ITT/ESI, including its learning sites, if any. The term “institution” (in singular or plural form) means a main campus and its additional locations, branch campuses and/or learning sites, if any.

•	References in this document to “education programs” refer to degree or diploma programs of study that have been, or may be, offered by an ITT Technical Institute or by Daniel Webster College; and references in this document to “training programs” refer to the non-degree, short-term programs that have been, or may be, offered through the CPD.

Overview

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the same titled section contained in our 2014 Form 10-K filed with the SEC for a discussion of, among other matters, the following items:

•	cash receipts from financial aid programs;

•	nature of capital additions;

•	debt;

•	private education loan programs;

•	variable interest entities; and

•	federal regulations regarding:

•	timing of receipt of funds from the Title IV Programs;

•	percentage of applicable revenue that may be derived from the Title IV Programs;

•	return of Title IV Program funds for withdrawn students; and

•	Title IV Program loan cohort default rates.

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

These events and factors are described further in the management’s discussion and analysis of financial condition and results of operations section and in the Notes to Consolidated Financial Statements contained in the 2014 Form 10-K.

In the three months ended March 31, 2015:

•	we made payments aggregating $18.6 million under the PEAKS Guarantee and the CUSO RSA;

•	we made principal, interest and fee payments aggregating $4.8 million under the Financing Agreement; and

•	our new student enrollment decreased 15.8% compared to the three months ended March 31, 2014.

        We continue to have significant cash payment obligations in connection with the PEAKS Program and the CUSO Program. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately:

•	$30.0 million in 2015;

•	$4.2 million in 2016; and

•	$14.8 million in 2020.

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

Year	Estimated Regular Payments		Estimated Discharge Payments		Estimated Total Payments		Estimated Recoveries
	(Amounts in thousands)
2015	$3,713	(1)	$9,253	(2)	$12,966	(1)	$(1,396	)(3)
2016	22,392	(4)	0		22,392	(4)	(1,474)
2017	17,615		0		17,615		(1,540)
2018 and later	0		72,251		72,251		(1,575)

Total	$43,720		$81,504		$125,224		$(5,985)

(1)	Includes $2.3 million of Regular Payments made during the three months ended March 31, 2015, which is net of $290,000 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA. This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $6.5 million.
(2)	Includes (a) the Discharge Payment of $2.7 million that we made on March 19, 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA, and (b) the Discharge Payment of $6.5 million that we made on June 10, 2015 pursuant to the terms of the Sixth Amendment to CUSO RSA.
(3)	Includes $290,000 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA in the three months ended March 31, 2015.
(4)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $6.5 million.

We believe that the vast majority of the $72.3 million of estimated payments projected to be paid after 2017 will be made by us in 2018. The estimated future payment amounts and timing related to the CUSO RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payments made in March 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA and in June 2015 pursuant to the terms of the Sixth Amendment to CUSO RSA) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $93.8 million of Regular Payments in 2018 through approximately 2026. Of this amount, approximately $18.6 million to $20.0 million would be paid annually in each of 2018 through 2021, and approximately $16.2 million in the aggregate, would be paid in 2022 through 2026.

We also have debt service and principal repayment obligations under the Financing Agreement. We estimate that in 2015, the amount of those cash payment obligations will be approximately $19.3 million. In the event of a default by us under the Financing Agreement, the lenders could declare the full amount of the Term Loans then outstanding to be immediately due and payable in full. Our obligations under the Financing Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including a mortgage on all of our and our subsidiaries’ owned real estate. The covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and/or to make certain payments under the RSAs. In addition, pursuant to the Amended Credit Agreement, we have an obligation to pay participation fees related to the outstanding letters of credit issued for our account. We estimate that in 2015, we will pay approximately $1.8 million in participation fees related to the outstanding letters of credit.

Continued enrollment declines and/or increases in use of institutional scholarships and awards would have a negative impact on our revenue, cash flows and financial condition.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties. See Note 13 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements, and Part I, Item 1, “Risk Factors” in the 2014 Form 10-K, for a further discussion of those risks and uncertainties.

Consolidations and Core Operations

Our consolidated financial statements as of and for the three months ended March 31, 2015 include the results of operations, financial condition and cash flows of the CUSO and the PEAKS Trust, two variable interest entities that we were required to consolidate in our consolidated financial statements. Beginning on September 30, 2014, our consolidated financial statements include the CUSO, and beginning on February 28, 2013, our consolidated financial statements include the PEAKS Trust.

We included the CUSO in our consolidated financial statements beginning on September 30, 2014, because we were considered to have the power to direct the activities that most significantly impact the economic performance of the CUSO under ASC 810 on that date. In accordance with ASC 810, we included the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013, because we determined that was the first date that we had the power to direct the activities of the PEAKS Trust that most significantly impact the economic performance of the PEAKS Trust. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements. We do not, however, actively manage the operations of the CUSO or the PEAKS Trust, and the assets of the consolidated CUSO and the consolidated PEAKS Trust can only be used to satisfy the obligations of the CUSO and the PEAKS Trust, respectively. Our obligations under the CUSO RSA remain in effect, until all CUSO Student Loans are paid in full. Our obligations under the PEAKS Guarantee remain in effect, until the PEAKS Senior Debt and the PEAKS Trust’s fees and expenses are paid in full. See Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the CUSO and the PEAKS Trust as of and following the applicable consolidation dates. Certain information is also provided, however, regarding our results of operations, financial condition and cash flows on a basis that excludes the impact of the CUSO and the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our condensed consolidated financial measures determined in accordance with GAAP. Our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results, financial condition and cash flows;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our core results of operations, financial condition and cash flows.

The following tables set forth selected data from our Statements of Income for the three months ended:

•	March 31, 2015 regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the CUSO on a stand-alone basis; and

•	the Core Operations, the CUSO and the PEAKS Trust consolidated in accordance with GAAP; and

•	March 31, 2014 regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP.

The information presented also constitutes the reconciliation of our non-GAAP Core Operations, PEAKS Trust and CUSO data to the related consolidated GAAP financial measures. Following the tables, we describe the effect of the PEAKS Consolidation and the CUSO Consolidation, as applicable, on the financial statement information presented, including the components attributable to the Core Operations, the PEAKS Trust and the CUSO.

	Three Months Ended March 31, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$226,498	$2,413	$1,064	$229,975
Costs and expenses:
Cost of educational services	103,553	0	0	103,553
Student services and administrative expenses	89,315	541	396	90,252
Legal and professional fees related to certain lawsuits, investigations and accounting matters	7,286	0	0	7,286
Provision for private education loan losses	0	803	441	1,244

Total costs and expenses	200,154	1,344	837	202,335

Operating income	26,344	1,069	227	27,640
Interest income	13	0	0	13
Interest (expense)	(3,488)	(3,259)	(3,641)	(10,388)

Income (loss) before provision for income taxes	$22,869	$(2,190)	$(3,414)	$17,265

	Three Months Ended March 31, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$234,790	$3,133	$237,923
Costs and expenses:
Cost of educational services	120,115	0	120,115
Student services and administrative expenses	97,822	1,416	99,238
Legal and professional fees related to certain lawsuits, investigations and accounting matters	5,547	0	5,547

Total costs and expenses	223,484	1,416	224,900

Operating income	11,306	1,717	13,023
Interest income	19	0	19
Interest (expense)	(795)	(6,106)	(6,901)

Income (loss) before provision for income taxes	$10,530	$(4,389)	$6,141

Following the applicable Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees;

•	student loan interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans; and

•	administrative fees earned by the CUSO.

We did not recognize any revenue related to the CUSO in our Condensed Consolidated Statements of Income for the three months ended March 31, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

We did not recognize any student services and administrative expenses related to the CUSO in our Condensed Consolidated Statements of Income for the three months ended March 31, 2014, because the CUSO Consolidation was effective September 30, 2014.

The contingent liability related to the CUSO RSA was eliminated from our condensed consolidated financial statements as a result of the CUSO consolidation beginning on September 30, 2014 (though our obligations under the CUSO RSA remain in effect).

The contingent liability related to the PEAKS Guarantee was eliminated from our condensed consolidated financial statements as a result of the PEAKS Consolidation beginning on February 28, 2013 (though our obligations under the PEAKS Guarantee remain in effect).

Following the applicable Consolidation, our provision for private education loan losses in a reporting period represents the increase in the allowance for loan losses that occurred during that period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the Private Education Loans, discounted by the loan pool’s effective interest rate as of March 31, 2015 or 2014, as applicable. We did not recognize a provision for private education loan losses related to the CUSO Student Loans in our Condensed Consolidated Statements of Income for the three months ended March 31, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

We did not recognize any interest expense on the CUSO Secured Borrowing Obligation in the three months ended March 31, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

Since the inception of the CUSO Program, under the CUSO RSA, we have guaranteed, and continue to guarantee, the repayment of any CUSO Student Loans that are charged off above a certain percentage of the CUSO Student Loans made under the CUSO Program, based on the annual dollar volume. Our obligations under the CUSO RSA remain in effect until all CUSO Student Loans are paid in full. Under the CUSO RSA, we have an obligation to make the monthly payments due and unpaid on those private education loans that have been charged off above a certain percentage. Instead of making those Regular Payments, however, we may elect to discharge our obligations to make Regular Payments on specified charged-off private education loans by:

•	paying the then outstanding balance (plus accrued and unpaid interest) of those private education loans that have been charged off above a certain percentage and, with respect to which, an amount equal to at least ten monthly payments has been paid; or

•	paying the then outstanding balance (plus accrued and unpaid interest) of those private education loans that have been charged off above a certain percentage and, with respect to which, an amount equal to at least ten monthly payments has not been paid, plus any interest that would otherwise have been payable until ten monthly payments had been made, discounted at the rate of 10% per annum.

The revenue and expenses of the PEAKS Trust and CUSO are presented in our Consolidated Statements of Income following the applicable Consolidation. The cash received by the PEAKS Trust, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the PEAKS Trust. The cash received by the CUSO, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the CUSO. The revenue and expenses of the CUSO were not presented in our Condensed Consolidated Statements of Income for the three months ended March 31, 2014, because the CUSO Consolidation was effective September 30, 2014.

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of March 31, 2015, we were offering:

•	master, bachelor and associate degree programs to approximately 51,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of March 31, 2015, we had 143 college locations in 39 states. In addition, we offered one or more of our online programs to students who are located in all 50 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In addition, through the CPD, we offer training programs to career advancers and other professionals.

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

Our ability to execute on this strategy is subject to extensive regulations and restrictions, as discussed further in our 2014 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and contingent assets and liabilities. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations – Critical Accounting Policies and Estimates” section of our 2014 Form 10-K, filed with the SEC.

New Accounting Guidance

For a discussion of applicable new accounting guidance, see Note 2 – New Accounting Guidance of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of educational services	45.0%	50.5%
Student services and administrative expenses	39.2%	41.7%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	3.2%	2.3%
Provision for private education loan losses	0.5%	0%

Operating income	12.0%	5.5%
Interest (expense), net	(4.5%)	(2.9%)

Income before provision for income taxes	7.5%	2.6%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2015		2014
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs	(Decrease) To Prior Year	Total Student Enrollment in Education Programs	(Decrease) To Prior Year
March 31	51,201	(10.4%)	57,125	(6.4%)
June 30	Not applicable	Not applicable	55,485	(5.3%)
September 30	Not applicable	Not applicable	57,101	(6.4%)
December 31	Not applicable	Not applicable	53,646	(6.8%)

Total student enrollment in education programs includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in an education program at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any education program at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different education program at that campus; or

•	after having withdrawn or been terminated from an education program at that campus.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2015		2014
New Student Enrollment in Education Programs in the Three Months Ended:	New Student Enrollment in Education Programs	(Decrease) To Prior Year	New Student Enrollment in Education Programs	Increase (Decrease) To Prior Year
March 31	14,104	(15.8%)	16,746	(3.8%)
June 30	Not applicable	Not applicable	15,523	(8.1%)
September 30	Not applicable	Not applicable	18,317	(9.8%)
December 31	Not applicable	Not applicable	12,639	(9.7%)

Total for the year	Not applicable	Not applicable	63,225	(7.8%)

We believe that the 15.8% decrease in new student enrollment in education programs in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to:

•	a decrease in the rate at which prospective students who inquired about our education programs actually applied for enrollment in the three months ended March 31, 2015 compared to the same prior year period;

•	a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their education programs in the three months ended March 31, 2015 compared to the same prior year period;

•	greater sensitivity to the cost of postsecondary education; and

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions.

A continued decline in new and total student enrollment in education programs could have a material adverse effect on our business, financial condition, revenue and other results of operations and cash flows. We have taken a number of steps in an attempt to reverse the declines in total and new student enrollment in education programs, including, without limitation:

•	increasing the availability of institutional scholarships, primarily the Opportunity Scholarship, which are intended to help reduce the cost of an ITT Technical Institute education and increase student access to our education programs;

•	refining our marketing, advertising and communications to focus more on the student value proposition and outcomes of an ITT Technical Institute education;

•	investing in enhanced training for our admissions representatives;

•	increasing our customer services functions and activities; and

•	conducting comprehensive market research to better understand prospective student perspectives and needs.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2015	69.2%	Not applicable	Not applicable	Not applicable
2014	70.2%	70.0%	69.9%	71.8%
2013	71.5%	68.4%	69.4%	71.4%

We believe that the decrease in student persistence as of March 31, 2015 compared to March 31, 2014 was primarily due to lower student retention in certain associate degree programs of study and, to a lesser degree, an increase in graduates in the three months ended March 31, 2015 compared to the same prior year period.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014. Revenue decreased $7.9 million, or 3.3%, to $230.0 million in the three months ended March 31, 2015 compared to $237.9 million in the three months ended March 31, 2014. The primary factors that contributed to this decrease included:

•	a 6.8% decrease in total student enrollment as of December 31, 2014, compared to December 31, 2013; and

•	a 10.4% decrease in total student enrollment as of March 31, 2015 compared to March 31, 2014.

The decrease in revenue resulting from decreases in total student enrollment was partially offset by a decrease in the average amount of institutional scholarships and awards provided per student in the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $0.7 million, or 23.0%, to $2.4 million in the three months ended March 31, 2015 compared to $3.1 million in the three months ended March 31, 2014. Revenue of the CUSO is comprised of (i) interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and (ii) an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis (“Administrative Fee”). Revenue attributable to the interest income on the CUSO Student Loans was approximately $0.7 million and revenue attributable to the Administrative Fee was approximately $0.4 million in the three months ended March 31, 2015. No interest income on the CUSO Student Loans or revenue attributable to the Administrative Fee was included in revenue in the three months ended March 31, 2014, because the CUSO Consolidation was effective September 30, 2014.

Cost of educational services decreased $16.6 million, or 13.8%, to $103.6 million in the three months ended March 31, 2015 compared to $120.1 million in the three months ended March 31, 2014. The primary factors that contributed to this decrease were a decrease in compensation costs resulting from fewer employees and decreases in college operating and occupancy costs as a result of fewer physical locations and reduced square footage.

Cost of educational services as a percentage of revenue decreased 550 basis points to 45.0 % in the three months ended March 31, 2015 compared to 50.5% in the three months ended March 31, 2014. The primary factors that contributed to this decrease were decreases in compensation costs and college operating and occupancy costs.

Student services and administrative expenses decreased $9.0 million, or 9.1%, to $90.3 million in the three months ended March 31, 2015 compared to $99.2 million in the three months ended March 31, 2014. The principal causes of this decrease were decreases in bad debt expense, compensation costs and media advertising expenses. Approximately $0.5 million of expenses of the PEAKS Trust and $0.4 million of expenses of the CUSO were included in student services and administrative expenses in the three months ended March 31, 2015 compared to $1.5 million of PEAKS Trust expenses in the three months ended March 31, 2014. Those expenses primarily represented fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans, and the amount of the other administrative fees and expenses are based on agreements for services provided to the CUSO by third parties.

Student services and administrative expenses decreased to 39.2% of revenue in the three months ended March 31, 2015 compared to 41.7% of revenue in the three months ended March 31, 2014. The principal causes of this decrease were decreases in bad debt expense, compensation costs and media advertising expenses. Bad debt expense as a percentage of revenue decreased to 5.3% in the three months ended March 31, 2015 compared to 7.0% in the three months ended March 31, 2014, primarily as a result of a reduction in internal student financing from the utilization of the Opportunity Scholarship and other institutional scholarships and awards.

Legal and professional fees related to certain lawsuits, investigations and accounting matters increased $1.7 million, or 31.4%, to $7.3 million in the three months ended March 31, 2015 compared to $5.5 million in the three months ended March 31, 2014. In the three months ended March 31, 2015, these expenses related primarily to legal and professional fees associated with:

•	the securities class action and shareholder derivative lawsuits filed against us;

•	the investigation of us by various states Attorneys General;

•	certain accounting matters; and

•	the lawsuit filed against us by the CFPB.

In the three months ended March 31, 2014, these expenses related primarily to legal and professional fees associated with the SEC investigation of us, the CFPB investigation of us and the Koetsch Litigation. See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

The provision for private education loan losses of $1.2 million in the three months ended March 31, 2015 represented the increase in the allowance for loan losses on the Private Education Loans that occurred from January 1, 2015 through March 31, 2015. We did not record a provision for private education loan losses in the three months ended March 31, 2014. See Note 7 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income increased $14.6 million, or 112.2%, to $27.6 million in the three months ended March 31, 2015 compared to $13.0 million in the three months ended March 31, 2014, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	legal and professional fees related to certain lawsuits, investigations and accounting matters; and

•	the provision for private education loan losses.

Our operating margin increased to 12.0% in the three months ended March 31, 2015 compared to 5.5% in the three months ended March 31, 2014, primarily as a result of the impact of the factors discussed above.

Interest income was less than $0.1 million in the three months ended March 31, 2015 and March 31, 2014. Interest expense increased $3.5 million, or 50.5%, to $10.4 million in the three months ended March 31, 2015 compared to $6.9 million in the three months ended March 31, 2014, primarily due to:

•	interest expense of approximately $3.3 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt in the three months ended March 31, 2015, compared to $6.1 million the three months ended March 31, 2014;

•	interest expense of approximately $3.6 million related to the CUSO Secured Borrowing Obligation in the three months ended March 31, 2015, compared to none in the three months ended March 31, 2014; and

•	increases in the amount of outstanding borrowings and the effective interest rate on those borrowings in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 39.5% in the three months ended March 31, 2015 compared to 41.0% in the three months ended March 31, 2014. The effective income tax rate was lower in the three months ended March 31, 2015, primarily due to higher pre-tax income compared to the three months ended March 31, 2014, while the amount of book/tax differences remained similar.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $146.0 million as of March 31, 2015 compared to $135.9 million as of December 31, 2014 and $205.0 million as of March 31, 2014.

The $10.0 million increase in cash and cash equivalents as of March 31, 2015 compared to December 31, 2014, was primarily due to net cash flows from operating activities of $33.5 million, partially offset by repayments of principal totaling approximately:

•	$15.6 million related to the PEAKS Senior Debt;

•	$4.0 million related to the CUSO Secured Borrowing Obligation; and

•	$2.5 million under the Financing Agreement.

The $59.1 million decrease in cash and cash equivalents as of March 31, 2015 compared to March 31, 2014 was primarily due to:

•	repayments of principal totaling approximately $139.0 million related to the PEAKS Senior Debt and the CUSO Secured Borrowing Obligation;

•	providing cash collateral of $89.3 million related to outstanding letters of credit issued for our account;

•	the repayment of $50.0 million of outstanding borrowings under the Amended Credit Agreement; and

•	the repayment of principal totaling $2.5 million under the Financing Agreement.

The decrease in cash and cash equivalents as of March 31, 2015 compared to March 31, 2014 was partially offset by:

•	proceeds from borrowings under the Financing Agreement of $100.0 million, excluding $3.0 million of commitment fees paid to the lender; and

•	net cash flows generated from operating activities of $133.4 million.

See Note 9– Debt and Note 12 – Commitments and Contingencies of the Notes to Consolidated Financial Statements, for a further discussion of the payments we made related to the Financing Agreement, the Amended Credit Agreement and the private education loan programs.

Our Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014 included the assets and liabilities of the PEAKS Trust and the CUSO. As of March 31, 2014, our Condensed Consolidated Balance Sheet included the assets and liabilities of the PEAKS Trust. The assets and liabilities of the CUSO were not included on our Condensed Consolidated Balance Sheet as of March 31, 2014, because we did not consolidate the CUSO in our consolidated financial statements until September 30, 2014. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust and the assets of the CUSO can only be used to satisfy the obligations of the CUSO.

Restricted cash of $6.3 million as of March 31, 2015 included approximately $1.7 million of funds held by the PEAKS Trust and $2.8 million of funds held by the CUSO. As of December 31, 2014 and March 31, 2014, the funds held by the PEAKS Trust included in restricted cash on our Condensed Consolidated Balance Sheets were $1.6 million. Funds held by the CUSO included in restricted cash on our Condensed Consolidated Balance Sheet as of December 31, 2014 were $2.5 million.

Although the funds held by the PEAKS Trust and the CUSO are included on our Condensed Consolidated Balance Sheet after the related Consolidation, those funds can only be used to satisfy the obligations of the PEAKS Trust and the CUSO, as applicable. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Consolidations.

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

In the three months ended March 31, 2015, we made payments under the PEAKS Guarantee of approximately $13.6 million in order to cause the PEAKS Trust to maintain the minimum required Asset/Liability Ratio, which payments reduced the outstanding balance of the PEAKS Senior Debt. We did not make any payments under the provisions of the PEAKS Guarantee that relate to the principal and interest owed on the PEAKS Senior Debt or the administrative fees and expenses of the PEAKS Trust in the three months ended March 31, 2015.

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

Under the CUSO RSA, we guarantee the repayment of any CUSO Student Loans that are charged off above a certain percentage of the CUSO Student Loans made under the CUSO Program based on the annual dollar volume. Our obligations under the CUSO RSA remain in effect until all CUSO Student Loans are paid in full.

In the three months ended March 31, 2015, we made payments under the CUSO RSA of approximately $5.0 million. This amount reflected approximately:

•	$2.3 million of Regular Payments, which is net of $0.3 million related to recoveries from charged-off loans that were owed to us from the CUSO and that we applied to reduce the amount payable by us to the CUSO pursuant to our offset right; and

•	$2.7 million in a Discharge Payment that we made pursuant to the Fifth Amendment to CUSO RSA.

In the year ended December 31, 2014, we made payments under the CUSO RSA of approximately $9.1 million. This amount reflected approximately:

•	$6.5 million of Regular Payments, which is net of $0.5 million related to recoveries from charge-off loans that were owed to us from the CUSO and that we applied to reduce the amount payable by us to the CUSO pursuant to our offset right; and

•	$2.6 million in a Discharge Payment that we made pursuant to the Fourth Amendment to CUSO RSA.

We believe that we will make payments in 2015 of approximately $30.0 million under the PEAKS Guarantee and approximately $11.6 million, net of $1.4 million of recoveries, under the CUSO RSA. As revised pursuant to Amendment No. 2, the Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45.0 million under both programs in 2015, and to $35.0 million under both programs in any year after 2015 that the Financing Agreement is in effect. We expect to make significant payments after 2015 under the RSAs. For a detailed description of our obligations under the PEAKS Guarantee and the CUSO RSA, the amounts that we estimate we may have to pay pursuant to those obligations in the future and certain disputes and other matters relating to the RSAs, see Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. If we are required to pay amounts that exceed the amounts that we estimated could be due under the RSAs, we may not have cash and other sources of funds sufficient to make those payments. Failure to make required payments:

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

In the six months ended December 31, 2014, we satisfied our letter of credit collateral obligations by providing approximately $89.3 million in cash collateral utilizing proceeds from the Term Loans and other funds. This amount is included in the line item Collateral deposits on our Consolidated Balance Sheet as of March 31, 2015. The funds held as cash collateral related to the letters of credit are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The fact that a significant amount of our cash is held in connection with the letters of credit could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of March 31, 2015, December 31, 2014 and March 31, 2014, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it had taken control of the restricted account containing the cash collateral, as described further in Note 12 – Commitments and Contingences of the Notes to Consolidated Financial Statements.

In the three months ended December 31, 2014, we also utilized a portion of the proceeds of the Term Loans and other funds to repay $50.0 million of outstanding loans under the Amended Credit Agreement. See Note 9 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $30.0 million as of March 31, 2015 compared to $28.4 million as of March 31, 2014 for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheets as of March 31, 2015 and 2014. We do not expect to make any significant contributions to either the ESI Pension Plan or ESI Excess Pension Plan in 2015.

During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. Beginning with the June 2013 academic quarter, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. As a result of our institutional scholarships and awards granted beginning in 2013, we received minimal cash payments from private education loan lenders related to our students’ cost of education in the three months ended March 31, 2015 and March 31, 2014.

        As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students are not obligated to make payments to us of amounts awarded under the Opportunity Scholarship and, therefore, the accounts receivable from students to us, as well as revenue, decreased beginning in 2013, as we began awarding the Opportunity Scholarship at all of our ITT Technical Institute campuses. In the three months ended March 31, 2015, the amount of institutional scholarships and awards provided to our students decreased $13.5 million compared to the three months ended March 31, 2014 due to a decrease in student enrollment and a decrease in the average amount of institutional scholarships and awards provided per student.

Operations. Net cash generated from operating activities was $33.5 million in the three months ended March 31, 2015 compared to $36.9 million in the three months ended March 31, 2014. The $3.4 million decrease in net cash flows from operating activities was primarily due to lower net cash receipts due to lower student enrollments in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Accounts receivable less allowance for doubtful accounts was $46.2 million as of March 31, 2015 compared to $77.4 million as of March 31, 2014. Days sales outstanding decreased 11.2 days to 18.1 days at March 31, 2015 compared to 29.3 days at March 31, 2014. Our accounts receivable balance and days sales outstanding decreased as of March 31, 2015, primarily due to:

•	a decrease in internal student financing caused by the utilization of the Opportunity Scholarship by our students since its introduction in 2012; and

•	a decrease in total student enrollment.

Investing. Capital expenditures, including expenditures for facility renovation, expansion and construction totaled $0.9 million in the three months ended March 31, 2015 compared to $1.5 million in the three months ended March 31, 2014. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent $5.2 million to acquire certain assets of Ascolta in the three months ended March 31, 2014.

Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 4, 2014, we and certain of our subsidiaries entered into the Financing Agreement. Under the Financing Agreement, we received an aggregate principal amount of $100.0 million under the Term Loans. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89.2 million in cash collateral for letters of credit outstanding for our account, which was in addition to the approximately $0.1 million of cash collateral we had previously provided related to a letter of credit in September 2014. We also used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings, plus accrued interest and fees, owed by us under the Amended Credit Agreement in the amount of approximately $50.4 million on December 4, 2014. A portion of the proceeds of the Term Loans, as well as other funds, were also used for payment of fees in connection with the Financing Agreement. In the three months ended March 31, 2015, we made principal, interest and fee payments pursuant to the Financing Agreement in the aggregate amount of $4.8 million.

On March 21, 2012, we entered into the Amended Credit Agreement that provided for a $325.0 million senior revolving credit facility. A portion of the borrowings under the Amended Credit Agreement was used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement were used for general corporate purposes. The commitments of the lenders under the Amended Credit Agreement to make revolving loans, issue or participate in new letters of credit and to amend, renew or extend letters of credit outstanding were terminated effective December 4, 2014. In addition, the Amended Credit Agreement provides that we must pay participation fees related to the outstanding letters of credit issued for our account. The participation fee amounts accrue on a calendar quarter basis, and are payable by us shortly after the end of each quarter. In the three months ended March 31, 2015, we paid approximately $0.2 million in participation fees, based on the period of time that the letters of credit were outstanding in the fourth quarter of 2014. Based on the current outstanding amounts of the letters of credit issued for our account, and assumptions related to the applicable rate used to calculate the participation fees, we estimate that in the second, third and fourth quarters of 2015, we may pay an aggregate of approximately $1.6 million in additional participation fees related to the outstanding letters of credit under the terms of the Amended Credit Agreement.

See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for additional information regarding the Financing Agreement and the Amended Credit Agreement.

In January 2010, the PEAKS Trust issued PEAKS Senior Debt in the aggregate principal amount of $300.0 million to investors. The PEAKS Trust utilized the proceeds from the issuance of the PEAKS Senior Debt and the Subordinated Note to purchase student loans from the lender. Beginning on February 28, 2013, we consolidated the PEAKS Trust in our consolidated financial statements. As a result, among other things, the PEAKS Senior Debt is recorded on our Consolidated Balance Sheets following that date. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Consolidation. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt.

Beginning on September 30, 2014, we consolidated the CUSO in our consolidated financial statements. As a result we recorded, among other things, the CUSO Secured Borrowing Obligation on our Consolidated Balance Sheets following that date. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Consolidation and CUSO Secured Borrowing Obligation.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan payment and capital expenditure requirements over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties.

Student Financing Update. During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. As of June 2013, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. We believe that the Opportunity Scholarship has and will continue to reduce our students’ need and use of private education loans, as well as decrease the internal student financing that we provide to our students. As an institutional scholarship, our revenue is reduced by the amount of the Opportunity Scholarship awarded. In addition, no cash payments are received and students will not be obligated to make payments to us of the amounts awarded under the Opportunity Scholarship. We believe that the amounts receivable from students to us have decreased, and will continue to decrease in future periods, as students utilize the Opportunity Scholarship, instead of internal student financing.

The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. The utilization of the Opportunity Scholarship has significantly decreased the need for us to provide internal student financing to our students. As of March 31, 2015, our accounts receivable less allowance for doubtful accounts decreased $31.2 million, or 40.3%, to $46.2 million compared to $77.4 million as of March 31, 2014, primarily due to:

•	a decrease in internal student financing caused by the utilization of the Opportunity Scholarship by our students since its introduction in 2012; and

•	a decrease in total student enrollment.

Days sales outstanding decreased 11.2 days to 18.1 days as of March 31, 2015 compared to 29.3 days as of March 31, 2014. Bad debt expense as a percentage of revenue decreased to 5.3% in the three months ended March 31, 2015 compared to 7.0% in the three months ended March 31, 2014.

We plan to continue offering the Opportunity Scholarship and other scholarships, which we believe will reduce the amount of internal student financing that we provide to our students. The continued use of institutional scholarships and awards by our students and any additional internal student financing provided to our students could result in a material adverse effect on our financial condition and cash flows.

Contractual Obligations and Other Commitments

The following table sets forth the specified contractual obligations and other commitments as of March 31, 2015:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$149,985	$41,425	$63,476	$37,434	$7,650
Term Loans(a)	118,356	21,656	96,700	0	0
PEAKS Senior Debt(b)	95,590	31,694	26,087	37,809	0
CUSO Secured Borrowing Obligation(c)	187,572	20,963	45,897	47,849	72,863

Total	$551,503	$115,738	$232,160	$123,092	$80,513

Other Commitments
Letters of credit fees(d)	20,641	3,022	8,453	9,166	0

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of the required quarterly principal payment amounts and quarterly administrative fees, as well as the required monthly interest payment amounts. It does not include any amounts that we may have to pay pursuant to the mandatory prepayment provision based on excess cash flow, as described in the Financing Agreement, because of the uncertainty of the amount of any excess cash flow. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of March 31, 2015. See Note 9 – Debt of the Notes to Consolidated Financial Statements, for a further discussion of the Financing Agreement.
(b)

Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Consolidated Balance Sheet as of March 31, 2015. There is no separate liability recorded on our Consolidated Balance Sheet as of March 31, 2015 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of March 31, 2015. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 6– Variable Interest Entities, Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The CUSO Secured Borrowing Obligation represents the estimated amount owed by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA. Beginning on September 30, 2014, the CUSO was consolidated in our consolidated financial statements, and the CUSO Secured Borrowing Obligation was included on our Consolidated Balance Sheet as of March 31, 2015. There is no separate liability recorded on our Consolidated Balance Sheet as of March 31, 2015 for the CUSO RSA, because this liability was eliminated upon the CUSO Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the CUSO Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the CUSO Student Loans and, therefore, are subject to change. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Secured Borrowing Obligation.
(d)	Represents the estimated amount of fees that we believe we will be required to pay in each of the periods shown related to the letters of credit issued for our account that were outstanding as of March 31, 2015. We estimated the amount of fees due on the letters of credit in each of the periods assuming that the letters of credit that were outstanding as of March 31, 2015, will remain outstanding in the same amount through December 31, 2019, except for the ED Letter of Credit, which we assumed would remain outstanding until November 4, 2019. The estimated fee amounts have been calculated using the rates specified in the Amended Credit Agreement under which they were issued. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of these fees. As of March 31, 2015, the amount of the letters of credit that we had caused to be issued was $82.1 million. The face amounts of the letters of credit are not included in the amounts shown in the table because they do not constitute a type of contractual obligation that is required to be disclosed in the table, and we cannot reasonably predict if or when the letters of credit may be drawn upon. In addition, we have provided cash collateral in the amount of approximately $89.3 million related to the letters of credit. In the event that any of the letters of credit are drawn upon, the issuing bank would be able to access the related cash collateral to satisfy such draw. See “—Off-Balance Sheet Arrangements,” below, for further discussion of the letters of credit.

The table above does not reflect unrecognized tax benefits of $24.9 million and accrued interest related to unrecognized tax benefits of $6.3 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of March 31, 2015, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $6.8 million in the 12 months immediately following the date of this filing due to the resolution of those matters and believe it is reasonably possible that we could pay approximately $1.0 million within the 12 months following March 31, 2015 to resolve certain income tax audits for which we have recorded an unrecognized tax benefit.

Off-Balance Sheet Arrangements

As of March 31, 2015, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next nine years and management believes that:

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

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of March 31, 2015, the total face amount of those surety bonds was approximately $19.0 million. We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. As of March 31, 2015, the amount of the outstanding letters of credit that we had caused to be issued to the ED, our workers’ compensation insurers and one of our state regulatory agencies was $82.1 million. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. As of March 31, 2015, approximately $89.3 million of cash is maintained in a restricted bank account to satisfy those cash collateral requirements. This amount is included in the line item Collateral deposits on our Condensed Consolidated Balance Sheet as of March 31, 2015. See Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the ED Letter of Credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Financing Agreement and PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the Private Education Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three months ended March 31, 2015.

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

At the time that our 2014 Form 10-K was filed on May 29, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2014, because of material weaknesses (the “2014 Material Weaknesses”) in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below. We have also conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of March 31, 2015. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because the 2014 Material Weaknesses in our ICFR had not been fully remediated as of March 31, 2015, our DCP were not effective at the reasonable assurance level as of March 31, 2015.

Notwithstanding the 2014 Material Weaknesses, our management concluded, based on work performed during the quarter ended March 31, 2015 that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this report.

2014 Material Weaknesses in Internal Control over Financial Reporting

As discussed in our 2014 Form 10-K, our management concluded that we did not maintain effective ICFR as of December 31, 2014, because of material weaknesses in our ICFR. Specifically, we did not maintain effective controls related to:

•	the assessment of the completeness and accuracy of the data obtained from third parties related to the private education loans that are owned by variable interest entities that we were required to consolidate;

•	the aggregation of design and operating effectiveness control deficiencies related to property and equipment, including logical access controls related to information systems relevant to property and equipment, the design of controls over the impairment of long-lived assets and the design and operation of review controls over accounting for leasehold improvements, which lead to individually immaterial adjustments; and

•	the aggregation of control deficiencies relating to design and operation of review controls over the financial close and reporting and income tax reporting processes, which lead to individually immaterial adjustments.

Our management determined that these 2014 Material Weaknesses could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that each of these deficiencies constituted a material weakness in our ICFR as of December 31, 2014. See “Management’s Plan for Remediation of the 2014 Material Weaknesses” of the deficiencies, below.

Management’s Plan for Remediation of the 2014 Material Weaknesses

Our management and Board of Directors are committed to the remediation of the 2014 Material Weaknesses, as well as the continued improvement of our overall system of ICFR. We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the 2014 Material Weaknesses, which primarily include:

•	engaging a third-party consultant to assist us in our review and testing of the Private Education Loan data that we receive from the servicer;

•	separating responsibilities related to information system access;

•	enhancing the level of the precision of the review controls related to our financial close and reporting processes; and

•	engaging supplemental internal and external resources.

We believe these measures will remediate the control deficiencies. While we have completed some of these measures as of the date of this report, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to determine whether the 2014 Material Weaknesses have been remediated. Therefore, the 2014 Material Weaknesses have not been remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the 2014 Material Weaknesses, we may determine that additional measures are required to address the control deficiencies.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent improvements in our ICFR when they are fully implemented. Certain remediation steps, however, have not been implemented or have not had sufficient time to be fully integrated in the operations of our ICFR. As a result, the identified 2014 Material Weaknesses will not be considered remediated, until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our ICFR and DCP.

As we continue to evaluate and work to remediate the 2014 Material Weaknesses and enhance our ICFR and DCP, we may determine that we need to modify or otherwise adjust the remediation measures described above. As a result, we cannot assure you that our remediation efforts will be successful or that our ICFR or DCP will be effective as a result of those efforts.

Changes in Internal Control over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 and concluded that there were no changes in our ICFR that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, employee-related matters, and taxes, among others. We cannot assure you of the ultimate outcome of any litigation or investigations involving us. Any litigation alleging violations of education or consumer protection laws and/or regulations, misrepresentation, fraud or deceptive practices may also subject our affected campuses to additional regulatory scrutiny.

See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, and the discussions under the sub-headings “Litigation” and “Government Investigations,” for information regarding certain lawsuits and investigations affecting us.

Item 1A.	Risk Factors.

You should carefully consider the risks and uncertainties we describe in this report and our 2014 Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no other material changes to the risk factors discussed in our 2014 Form 10-K.

Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business. Effective May 11, 2015, the California State Approving Agency for Veterans Education (“CSAAVE”), a division of the California Department of Veterans Affairs, gave notice to all of our campuses in California, suspending the approval of their courses for receipt of veterans’ educational program benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (collectively the “GI Bill Programs”). The basis for the suspension was CSAAVE’s determination that the campuses did not fully comply with the financial stability standards for accreditation published by the Accrediting Council for Independent Colleges and Schools (the “ACICS”). The notice of suspension precludes our California campuses from future enrollment or re-enrollment of veterans or their dependents intending to utilize the GI Bill Programs’ education benefits to pay in whole or in part for their enrollment in the campus. We have been in contact with CSAAVE, which requested that we submit additional financial information, including a statement of determination from the ACICS that all of our California campuses fully comply with the ACICS financial stability standards and requirements for accreditation. Although we submitted the requested information to CSAAVE, they refused to lift the suspension order. In response, on June 1, 2015, we filed a verified petition for writ of mandate, application for stay, and complaint for injunctive and declaratory relief in the Superior Court of the State of California, County of Orange under the following caption: ITT Educational Services, Inc. v. The California State Approving Agency for Veterans Education and the California Department of Veteran Affairs (the “CSAAVE Petition”). We intend to pursue a favorable judgment on the CSAAVE Petition, but cannot predict the outcome of any legal action or whether the matter will result in any settlement. If the CSAAVE Petition is unsuccessful, or if CSAAVE does not lift the suspension order, CSAAVE has stated that the approval of our California campuses to train veterans will be withdrawn no later than July 13, 2015. If the suspension order is not lifted on a timely basis or if the approval to train veterans is withdrawn, our enrollments, results of operations and financial condition could be materially and adversely affected.

Effective May 18, 2015, the New York State Approving Agency for Veterans Education (“NYSAA”), a division of the New York Department of Veterans Affairs, gave notice to all of our campuses in New York, suspending the approval of their courses for receipt of veterans’ educational program benefits under the GI Bill Programs. The basis for the suspension was NYSAA’s determination that the campuses did not fully comply with the financial stability standards for accreditation published by the ACICS. The notice of suspension precluded our New York campuses from future enrollment of veterans or their dependents intending to utilize the GI Bill Programs’ education benefits to pay in whole or in part for their enrollment in the campus. The notice of suspension specifically allowed certification of benefits for re-enrollments. Effective May 29, 2015, NYSAA informed all of our campuses in New York that the notice of suspension had been withdrawn, and that all approved courses offered by our New York campuses were again eligible for receipt of veterans’ educational program benefits under the GI Bill Programs.

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

If the ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans based on a state law claim against any of our institutions, the repayment liability to the ED could have a material adverse effect on our financial condition, results of operations and cash flows. In addition to other authority, the ED’s regulations provide borrowers of loans under the William D. Ford Federal Direct Loan program (“Direct Loans”) a defense against an attempt to collect their Direct Loans based on an act or omission of the school that would give rise to a cause of action under applicable state law. In the event the borrower successfully asserts this defense, the ED may proceed to require the applicable school to repay the amount of the loan to which the defense applies. On June 8, 2015, the ED issued a fact sheet, relying on this regulation to broaden its authority to discharge (i.e., forgive) Direct Loans. Generally, when an institution closes, students are eligible to discharge their student loans if they were attending when the school closed or had withdrawn within 120 days of the closing date. However, in the case of Corinthian Colleges, Inc., the ED is relying on this borrower’s defense to repayment to provide students with a discharge right back as far as June 20, 2014, and to apply that right whether the school closed or not. The theory behind the ED’s move is that students who are victims of fraud should not be required to repay their student loans and that the responsible institution should be accountable for loans forgiven by the ED based on the ED’s determination that there is a state law claim against the institution. In taking this action, the ED was clear that it was not limited to Corinthian Colleges, Inc. and that it believes it has this authority with respect to any institution. If the ED determines that borrowers of Direct Loans who attended our institutions have a defense to repayment of their Direct Loans based on a state law claim against any of our institutions, the repayment liability to the ED could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2015, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of March 31, 2015. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

Item 5.	Other Information

On June 8, 2015, we entered into the Sixth Amendment to CUSO RSA with the CUSO. The Sixth Amendment provides that:

•	the period of time during which we are not required to comply with the debt service ratio covenant under the CUSO RSA is extended through March 31, 2016;

•	the period of time during which we are not required to comply with the current ratio covenant under the CUSO RSA is extended through March 31, 2016;

•	we are not required to comply with the average persistence percentage covenant under the CUSO RSA as of the end of each fiscal quarter ending March 31, 2015 through March 31, 2016;

•	we will make a payment of approximately $6.5 million to the CUSO, which payment will be considered a Discharge Payment under the CUSO RSA;

•	at our option, we may defer the payment of any amounts otherwise becoming due by us under the CUSO RSA between June 8, 2015 and December 31, 2015, which payments must be made by us on or before January 4, 2016; and

•	the payments deferred by us will not bear interest, unless we do not pay such amounts by January 4, 2016, in which case any portion of any deferred payments remaining unpaid as of that date will accrue interest at the rate of 12.5% per annum, from the date such deferred payment would otherwise have been due absent the deferral provided in the Sixth Amendment to CUSO RSA.

We made the $6.5 million Discharge Payment on June 10, 2015.

The above summary of the Sixth Amendment to CUSO RSA is qualified in its entirety by the full text of the Sixth Amendment to CUSO RSA, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

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

Date: June 12, 2015

	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011) Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

10.1	Second Amendment to the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan

10.2	Sixth Amendment to Risk Sharing Agreement, dated as of June 8, 2015, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC

10.3	Amendment No. 2 to Financing Agreement, dated as of March 17, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on March 18, 2015)

10.4	Limited Consent to Financing Agreement, dated as of May 26, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.46 to ITT/ESI’s Annual Report on Form 10-K filed on May 29, 2015)

10.5	Fifth Amendment to Risk Sharing Agreement, dated as of March 17, 2015 by and between ITT Educational Services, Inc. and Student CU Connect CUSO (incorporated herein by reference from Exhibit 10.3 to ITT/ESI’s Current Report on Form 8-K filed on March 18, 2015)

10.6	Amendment to Letter Agreement, dated as of April 28, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany (incorporated herein by reference from Exhibit 10.3 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

10.7	Second Amendment to Letter Agreement, dated as of May 26, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany (incorporated herein by reference from Exhibit 10.69 to ITT/ESI’s Annual Report on Form 10-K filed on May 29, 2015)

10.8	Letter Agreement, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

10.9	Amendment to Equity Award Agreements, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements