Form 10-Q
period 2015-06-30
ITT EDUCATIONAL SERVICES INC
filed 2015-07-31
CIK 922475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

23,578,109

Number of shares of Common Stock, $.01 par value, outstanding at June 30, 2015

ITT EDUCATIONAL SERVICES, INC.

Carmel, Indiana

Quarterly Report to Securities and Exchange Commission

June 30, 2015

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2015 and 2014 and December 31, 2014	1

Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2015 and 2014	2

Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2015 and 2014	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2015 and 2014	4

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended June 30, 2015 and 2014 and the year ended December 31, 2014	5

Notes to Condensed Consolidated Financial Statements	6

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(unaudited)

	As of
	June 30, 2015	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$124,632	$135,937	$224,956
Restricted cash	6,936	6,040	2,768
Accounts receivable, net	45,204	46,383	68,937
Private education loans, net	9,379	10,584	7,420
Deferred income taxes	24,795	34,547	67,415
Prepaid expenses and other current assets	57,294	57,923	36,056

Total current assets	268,240	291,414	407,552
Property and equipment, net	150,095	157,072	158,947
Private education loans, excluding current portion, net	69,724	80,292	65,997
Deferred income taxes	63,447	68,041	78,218
Collateral deposits	97,873	97,932	8,627
Other assets	61,921	54,409	56,878

Total assets	$711,300	$749,160	$776,219

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,546	$9,635	$50,000
Current portion of PEAKS Trust senior debt	23,068	37,545	132,429
Current portion of CUSO secured borrowing obligation	19,750	20,813	0
Accounts payable	76,476	67,848	75,918
Accrued compensation and benefits	16,535	12,264	23,320
Other current liabilities	27,288	27,050	46,233
Deferred revenue	119,568	147,475	131,378

Total current liabilities	297,231	322,630	459,278
Long-term debt, excluding current portion	77,579	86,714	0
PEAKS Trust senior debt, excluding current portion	31,007	38,658	58,442
CUSO secured borrowing obligation, excluding current portion	91,339	100,194	0
Other liabilities	59,049	52,959	138,361

Total liabilities	556,205	601,155	656,081

Commitments and contingent liabilities (see Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	0	0	0
Common stock, $.01 par value, 300,000,000 shares authorized, 37,068,904 issued	371	371	371
Capital surplus	186,501	198,883	198,806
Retained earnings	980,833	969,670	944,431
Accumulated other comprehensive income	725	1,201	2,670
Treasury stock, 13,490,795, 13,619,010 and 13,665,129 shares, at cost	(1,013,335)	(1,022,120)	(1,026,140)

Total shareholders’ equity	155,095	148,005	120,138

Total liabilities and shareholders’ equity	$711,300	$749,160	$776,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$214,231	$238,096	$444,206	$476,019
Costs and expenses:
Cost of educational services	101,865	116,276	205,418	236,391
Student services and administrative expenses	91,408	97,547	181,660	196,785
Legal and professional fees related to certain lawsuits, investigations and accounting matters	6,005	8,380	13,291	13,927
Provision for private education loan losses	3,313	9,071	4,557	9,071

Total costs and expenses	202,591	231,274	404,926	456,174

Operating income	11,640	6,822	39,280	19,845
Interest income	22	15	35	34
Interest (expense)	(9,991)	(6,263)	(20,379)	(13,164)

Income before provision for income taxes	1,671	574	18,936	6,715
Provision for income taxes	955	182	7,773	2,701

Net income	$716	$392	$11,163	$4,014

Earnings per share:
Basic	$0.03	$0.02	$0.47	$0.17
Diluted	$0.03	$0.02	$0.47	$0.17

Weighted average shares outstanding:
Basic	23,621	23,459	23,591	23,453
Diluted	24,086	23,785	23,953	23,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$716	$392	$11,163	$4,014
Other comprehensive (loss), net of tax:
Net actuarial pension loss amortization, net of income tax of $0, $0, $0 and $0	0	0	1	0
Prior service cost (credit) amortization, net of income tax of $151, $150, $301 and $301	(238)	(238)	(477)	(476)

Other comprehensive (loss), net of tax	(238)	(238)	(476)	(476)

Comprehensive income	$478	$154	$10,687	$3,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income	$716	$392	$11,163	$4,014
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,061	6,508	12,042	12,970
Provision for doubtful accounts	8,692	13,767	20,875	30,382
Deferred income taxes	2,554	(1,594)	12,423	(2,010)
Stock-based compensation expense	1,364	2,311	3,260	4,862
Accretion of discount on private education loans	(2,948)	(3,239)	(6,029)	(6,372)
Accretion of discount on long-term debt	385	0	776	0
Accretion of discount on PEAKS Trust senior debt	1,365	1,441	3,020	2,982
Accretion of discount on CUSO secured borrowing obligation	214	0	433	0
Provision for private education loan losses	3,313	9,071	4,557	9,071
Other	(148)	(248)	(415)	(428)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(608)	1,525	(896)	2,868
Accounts receivable	(7,696)	(5,320)	(19,696)	982
Private education loans	6,601	4,083	13,245	8,093
Accounts payable	848	8,582	6,390	17,897
Other operating assets and liabilities	(1,931)	(5,545)	(1,214)	(9,430)
Deferred revenue	(20,288)	(10,171)	(27,907)	(17,400)

Net cash flows from operating activities	(1,506)	21,563	32,027	58,481

Cash flows from investing activities:
Capital expenditures, net	(1,640)	(1,147)	(2,509)	(2,657)
Acquisition of company	0	(584)	0	(5,033)
Collateralization of letters of credit	60	0	60	0
Proceeds from repayment of notes	0	97	0	193
Purchases of investments	(1)	(1)	(1)	(1)

Net cash flows from investing activities	(1,581)	(1,635)	(2,450)	(7,498)

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	0	(5,000)	0
Repayment of PEAKS Trust senior debt	(9,380)	0	(25,026)	(41,070)
Repayment of CUSO secured borrowing obligation	(6,314)	0	(10,351)	0
Common shares tendered for taxes	(38)	(7)	(505)	(728)

Net cash flows from financing activities	(18,232)	(7)	(40,882)	(41,798)

Net change in cash and cash equivalents	(21,319)	19,921	(11,305)	9,185
Cash and cash equivalents at beginning of period	145,951	205,035	135,937	215,771

Cash and cash equivalents at end of period	$124,632	$224,956	$124,632	$224,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITT EDUCATIONAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Common Stock in Treasury
	Shares	Amount	Surplus	Earnings	Income/(Loss)	Shares	Amount	Total
Balance as of December 31, 2013	37,069	$371	$200,040	$940,449	$3,146	(13,699)	$(1,028,360)	$115,646
For the six months ended June 30, 2014:

Net income				4,014				4,014
Other comprehensive (loss), net of income tax					(476)			(476)
Equity award vesting			(2,878)			52	2,878	0
Tax benefit from equity awards			(3,218)					(3,218)
Stock-based compensation			4,862					4,862
Shares tendered for taxes						(19)	(728)	(728)
Issuance of shares for Director’s compensation				(32)		1	70	38

Balance as of June 30, 2014	37,069	371	198,806	944,431	2,670	(13,665)	(1,026,140)	120,138
For the six months ended December 31, 2014:
Net income				25,239				25,239
Other comprehensive (loss), net of income tax					(1,469)			(1,469)
Equity award vesting			(4,206)			69	4,206	0
Tax benefit from equity awards			(1,191)					(1,191)
Stock-based compensation			5,474					5,474
Shares tendered for taxes						(23)	(186)	(186)

Balance as of December 31, 2014	37,069	371	198,883	969,670	1,201	(13,619)	(1,022,120)	148,005
For the six months ended June 30, 2015:
Net income				11,163				11,163
Other comprehensive (loss), net of income tax					(476)			(476)
Equity award vesting			(9,290)			198	9,290	0
Tax benefit from equity awards			(6,352)					(6,352)
Stock-based compensation			3,260					3,260
Shares tendered for taxes						(70)	(505)	(505)

Balance as of June 30, 2015	37,069	$371	$186,501	$980,833	$725	(13,491)	$(1,013,335)	$155,095

ITT EDUCATIONAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Dollars in thousands, except per share data and unless otherwise stated)

1.	The Company and Basis of Presentation

ITT Educational Services, Inc. is a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. References in these Notes to “we,” “us” and “our” refer to ITT Educational Services, Inc., its wholly-owned subsidiaries and the variable interest entities (“VIEs”) that it consolidates, unless the context requires or indicates otherwise. As of June 30, 2015, we were offering:

•	master, bachelor and associate degree programs to approximately 47,000 students at ITT Technical Institute and Daniel Webster College locations; and

•	short-term information technology and business learning solutions for career advancers and other professionals through the Center for Professional Development @ ITT Technical Institute (the “CPD”).

In addition, we offered one or more of our online degree programs to students who are located in 50 states. As of June 30, 2015, we had 141 college locations in 39 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate and are accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”). We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In January 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta (“Ascolta”) and offered short-term information technology and business learning solutions for career advancers and other professionals. See Note 3 – Acquisition, for additional discussion of the acquisition of the Ascolta business. Our corporate headquarters are located in Carmel, Indiana.

The accompanying unaudited condensed consolidated financial statements include the accounts of ITT Educational Services, Inc., its wholly-owned subsidiaries and, beginning on February 28, 2013 and September 30, 2014, two VIEs that we consolidate in our consolidated financial statements, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim periods and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, including significant accounting policies, normally included in a complete presentation of financial statements prepared in accordance with those principles, rules and regulations have been omitted. All significant intercompany balances and transactions are eliminated upon consolidation. We reclassified certain amounts that were previously reported in Other assets on our Condensed Consolidated Balance Sheet as of June 30, 2014 to the line item Collateral deposits to conform to the current year presentation. We also reclassified amounts that were previously reported in Facility expenditures in our Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 to the line item Capital Expenditures, net to conform to the current year presentation. These reclassifications had no impact on previously reported net income, total shareholders’ equity or cash flows.

The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements but, as presented in this report, may not include all disclosures required by GAAP. We review the operations of our business on a regular basis to determine our reportable operating segments, as defined in Accounting Standards Codification (“ASC” or “Codification”) 280, “Segment Reporting.” As of June 30, 2015, we reported our financial results under one reportable operating segment.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendment to the Consolidation Analysis” (“ASU 2015-02”), which is included in the Codification under ASC 810, “Consolidation” (“ASC 810”). This guidance changes the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items” (“ASU 2015-01”), which is included in the Codification under ASC 225, “Income Statement” (“ASC 225”). This guidance eliminates the concept of extraordinary items from GAAP. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-01 to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is included in the Codification under ASC 606, “Revenue Recognition” (“ASC 606”). This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. Originally, this guidance was to become effective for our interim and annual reporting periods beginning January 1, 2017. In July 2015, the FASB voted to approve a one-year deferral of the effective date. Therefore, this guidance will become effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption is permitted, but not any earlier than the original effective date. We are assessing the impact that this guidance may have on our consolidated financial statements.

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

On January 31, 2014, we acquired certain assets and assumed certain liabilities of CompetenC Solutions, Inc. and Great Equalizer, Inc. for approximately $5,220, of which $5,033 was paid in the six months ended June 30, 2014 and the remaining $187 was paid by October 31, 2014. CompetenC Solutions, Inc. and Great Equalizer, Inc. were education companies that operated primarily under the name of Ascolta and offered short-term information technology and business learning solutions for career advancers and other professionals. The acquisition of the Ascolta business allowed us to expand our offerings in the short-term learning solutions market by integrating the Ascolta operations into the CPD.

Our condensed consolidated financial statements include the results of the Ascolta business beginning as of the acquisition date. The revenue and expenses of the Ascolta business included in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 were not significant. Our revenue, net income and earnings per share would not have been significantly affected, if the revenue and expenses of the Ascolta business were presented for the three and six months ended June 30, 2014 as if the transaction had occurred at the beginning of the earliest period presented. The costs incurred to acquire the Ascolta business were expensed and were not significant.

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

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of June 30, 2015:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$124,564	$124,564	$0	$0
Restricted cash:
Money market fund	1,820	1,820	0	0
Collateral deposits:
Money market fund	8,629	8,629	0	0

	$135,013	$135,013	$0	$0

The following table sets forth information regarding the recurring fair value measurement of our financial assets as reflected on our Condensed Consolidated Balance Sheet as of June 30, 2014:

		Fair Value Measurements at Reporting Date Using
		(Level 1)	(Level 2)	(Level 3)
Description	As of June 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Cash equivalents:
Money market fund	$219,440	$219,440	$0	$0
Restricted cash:
Money market fund	1,345	1,345	0	0
Collateral deposits:
Money market fund	8,627	8,627	0	0

	$229,412	$229,412	$0	$0

We used quoted prices in active markets for identical assets as of the measurement dates to value our financial assets that were categorized as Level 1.

The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities approximate fair value, because of the immediate or short-term maturity of these financial instruments. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Condensed Consolidated Balance Sheets as of June 30, 2015, December 31, 2014 or June 30, 2014.

As of June 30, 2015, the aggregate carrying value of the private education loans (“PEAKS Trust Student Loans”) owned by a trust (the “PEAKS Trust”) that purchased, owns and collects private education loans made under the PEAKS Private Student Loan Program (the “PEAKS Program”) and the private education loans (“CUSO Student Loans”) owned by an entity (the “CUSO”) that purchased, owns and collects private education loans made under a private education loan program for our students (the “CUSO Program”) was $79,103 and the estimated fair value was approximately $89,138. As of December 31, 2014, the carrying value of the PEAKS Trust Student Loans and the CUSO Student Loans (collectively, the “Private Education Loans”) was $90,876 and the

estimated fair value was approximately $101,623. As of June 30, 2014, the carrying value of the PEAKS Trust Student Loans was $73,417 and the estimated fair value was approximately $86,600. No CUSO Student Loans were included on our Condensed Consolidated Balance Sheet as of June 30, 2014, because the CUSO was not consolidated in our consolidated financial statements until September 30, 2014. The fair value of the Private Education Loans was estimated using the income approach with estimated discounted expected cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the Private Education Loans. The significant inputs used in determining the estimated fair value included the default rate, repayment rate and discount rate. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of June 30, 2015, the carrying value of our debt under our Financing Agreement (as defined in Note 9—Debt) was $92,125 and the estimated fair value was approximately $93,000. As of December 31, 2014, each of the carrying value and the estimated fair value of our debt under our Financing Agreement was approximately $96,300. The fair value of our debt under our Financing Agreement was estimated by discounting the future cash flows using current rates for similar loans with similar characteristics and remaining maturities. We utilized inputs that were unobservable in determining the estimated fair value of the debt under the Financing Agreement. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of June 30, 2015, the carrying value of the senior debt issued by the PEAKS Trust in the initial aggregate principal amount of $300,000 (the “PEAKS Senior Debt”) was $54,075 and the estimated fair value was approximately $62,313. As of December 31, 2014, the carrying value of the PEAKS Senior Debt was $76,203 and the estimated fair value was approximately $85,248. As of June 30, 2014, the carrying value of the PEAKS Senior Debt was $190,871 and the estimated fair value was approximately $205,400. The fair value of the PEAKS Senior Debt was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the PEAKS Senior Debt. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

As of June 30, 2015, the carrying value of the liability that the CUSO was required to record (the “CUSO Secured Borrowing Obligation”) on its balance sheet for the cash received from the owners of the CUSO (the “CUSO Participants”), which liability we now consolidate, was $111,089 and the estimated fair value was approximately $105,147. As of December 31, 2014, the carrying value of the CUSO Secured Borrowing Obligation was $121,007 and the estimated fair value was approximately $116,933. The fair value of the CUSO Secured Borrowing Obligation was estimated using the income approach with estimated discounted cash flows. We utilized inputs that were unobservable in determining the estimated fair value of the CUSO Secured Borrowing Obligation. The significant input used in determining the estimated fair value was the discount rate utilized for both credit and liquidity purposes. Fair value measurements that utilize significant unobservable inputs are categorized as Level 3 measurements under the accounting guidance.

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

The amount of stock-based compensation expense and the line items in which those amounts are included in our Condensed Consolidated Statements of Income and the related estimated income tax benefit recognized in the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of educational services	$703	$1,119	$1,645	$2,337
Student services and administrative expenses	661	1,192	1,615	2,525

Total stock-based compensation expense	$1,364	$2,311	$3,260	$4,862
Income tax (benefit)	$(525)	$(890)	$(1,255)	$(1,872)

As of June 30, 2015, we estimated that pre-tax compensation expense for unvested stock-based compensation grants in the amount of approximately $6,900, net of estimated forfeitures, will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 1.5 years.

The stock options granted, forfeited, exercised and expired in the period indicated were as follows:

	Six Months Ended June 30, 2015
	# of Shares	Weighted Average Exercise Price	Aggregate Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	1,153,273	$76.92	$88,711
Granted	121,208	$4.91	595
Forfeited	(10,001)	$25.10	(251)
Exercised	0	$0	0
Expired	(138,773)	$86.40	(11,990)

Outstanding at end of period	1,125,707	$68.46	$77,065	2.1	$0

Exercisable at end of period	853,660	$85.10	$72,648	1.8	$0

(1)	The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on June 30, 2015 and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on June 30, 2015 was lower than the exercise price of all outstanding stock options and exercisable stock options, the aggregate intrinsic value of the stock options was zero.

The following table sets forth information regarding the stock options granted and exercised in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares subject to stock options granted	121,208	0	121,208	168,500
Weighted average grant date fair value per share	$3.65	$0	$3.65	$12.62
Shares subject to stock options exercised	0	0	0	0
Intrinsic value of stock options exercised	$0	$0	$0	$0
Proceeds received from stock options exercised	$0	$0	$0	$0
Tax benefits realized from stock options exercised	$0	$0	$0	$0

The intrinsic value of a stock option is the difference between the fair market value of the stock and the option exercise price.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rates	1.55%	Not applicable	1.55%	1.32%
Expected lives (in years)	4.7	Not applicable	4.7	4.7
Volatility	107%	Not applicable	107%	55%
Dividend yield	None	Not applicable	None	None

For the three months ended June 30, 2014, the assumptions listed above were not applicable because we did not grant any stock options in that period.

The following table sets forth the number of restricted stock units (“RSUs”) that were granted, forfeited and vested in the period indicated:

	Six Months Ended June 30, 2015
	# of RSUs	Weighted Average Grant Date Fair Value
Unvested at beginning of period	831,307	$30.17
Granted	399,720	$4.93
Forfeited	(54,269)	$23.00
Vested	(198,478)	$61.87

Unvested at end of period	978,280	$13.83

The total fair market value of the RSUs that vested and were settled in shares of our common stock was:

•	$123 in the three months ended June 30, 2015;

•	$18 in the three months ended June 30, 2014;

•	$1,383 in the six months ended June 30, 2015; and

•	$1,942 in the six months ended June 30, 2014.

6.	Variable Interest Entities

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

The PEAKS Trust and the CUSO are not included in our consolidated income tax returns. We do not recognize income tax expense or benefit for the financial results of the PEAKS Trust or CUSO in the provision for income taxes included in our Condensed Consolidated Statements of Income, even though the PEAKS Trust and the CUSO are included in our consolidated financial statements. In the three and six months ended June 30, 2015 and 2014, the financial results of the PEAKS Trust and CUSO were not significant and, therefore, did not have a significant impact on our effective income tax rate. Our deferred income tax assets as of June 30, 2015 were lower as compared to December 31, 2014, in part due to the significant payments that we made under the PEAKS Guarantee and CUSO RSA in the six months ended June 30, 2015, which are generally deductible for income tax purposes when the payments are made.

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

	As of June 30, 2015	As of December 31, 2014	As of June 30, 2014
Assets
Restricted cash	$1,629	$1,556	$1,423
Current portion of PEAKS Trust student loans	6,250	7,169	7,420
PEAKS Trust student loans, excluding current portion, less allowance for loan losses of $36,921, $42,353 and $38,420	50,937	59,902	65,997

Total assets	$58,816	$68,627	$74,840

Liabilities
Current portion of PEAKS Trust senior debt	$23,068	$37,545	$132,429
Other current liabilities	158	199	395
PEAKS Trust senior debt, excluding current portion	31,007	38,658	58,442

Total liabilities	$54,233	$76,402	$191,266

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

Revenue and Expenses of the PEAKS Trust. The following table sets forth the revenue and expenses of the PEAKS Trust, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,246	$3,239	$4,659	$6,372
Student services and administrative expenses	489	1,221	1,030	2,637
Provision for private education loan losses	4,615	9,071	5,418	9,071
Interest expense	2,826	5,508	6,085	11,614

(Loss) before provision for income taxes	$(5,684)	$(12,561)	$(7,874)	$(16,950)

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

PEAKS Guarantee Payments and Payments on Behalf of Borrowers. The following table sets forth the PEAKS Guarantee payments and Payments on Behalf of Borrowers that were made in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
PEAKS Guarantee	$6,820	$1,088	$20,457	$41,801
Payments on Behalf of Borrowers	0	0	0	1,832

Total	$6,820	$1,088	$20,457	$43,633

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

The following table sets forth the carrying values of assets and liabilities of the CUSO that were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of June 30, 2015	As of December 31, 2014
Assets
Restricted cash	$3,487	$2,517
Current portion of CUSO Student Loans	3,129	3,415
CUSO Student Loans, excluding current portion, less allowance for loan losses of $1,178 and $2,039	18,787	20,390
Other assets	198	284

Total assets	$25,601	$26,606

Liabilities
Current portion of CUSO Secured Borrowing Obligation	$19,750	$20,813
Other current liabilities	302	179
CUSO Secured Borrowing Obligation, excluding current portion	91,339	100,194
Other liabilities	1,879	1,073

Total liabilities	$113,270	$122,259

The assets of the CUSO can only be used to satisfy the obligations of the CUSO.

Revenue and Expenses of the CUSO. The following table sets forth the revenue and expenses of the CUSO, excluding the gain on consolidation of the CUSO, which were included in our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$1,185	$2,249
Student services and administrative expenses	483	879
Provision for private education loan losses	(1,302)	(861)
Interest expense	3,573	7,214

(Loss) before provision for income taxes	$(1,569)	$(4,983)

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

We did not recognize any revenue or expenses of the CUSO in our Condensed Consolidated Statements of Income in the three or six months ended June 30, 2014, because the CUSO Consolidation was effective on September 30, 2014.

CUSO RSA – Payments, Recoveries and Offsets. Pursuant to the CUSO RSA, we are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. We have the right to offset payment amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. We exercised this offset right in the three and six months ended June 30, 2015. We did not exercise this offset right in the three or six months ended June 30, 2014.

The following table sets forth the payments that we made to the CUSO related to our guarantee obligations under the CUSO RSA in the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
Regular Payments	$1,560	(1)	$1,589	$3,840	(2)	$2,747
Discharge Payments	6,544		0	9,253		0

Total	$8,104		$1,589	$13,093		$2,747

(1)	This amount is net of $231 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the CUSO RSA.
(2)	This amount is net of $521 of recoveries from charged-off loans owed to us that we offset against the amount we owed under the CUSO RSA.

The CUSO did not remit to us, and we did not offset payments under the CUSO RSA for, the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the three months ended June 30, 2015;

•	$256 in the three months ended June 30, 2014;

•	$0 in the six months ended June 30, 2015; and

•	$475 in the six months ended June 30, 2014.

We recorded the amount of recoveries from charged-off loans that were owed to us, but not paid or offset, as of June 30, 2014 in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. We did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, in the three or six months ended June 30, 2015 or 2014. See Note 12 – Commitments and Contingencies, for a further discussion of the offsets and CUSO RSA.

We made advances to the CUSO under the Revolving Note in years prior to 2012. We made the advances so that the CUSO could use those funds primarily to provide additional funding to the CUSO to purchase additional private education loans made under the CUSO Program. The period of time during which we could make additional advances under the Revolving Note ended on January 1, 2014. Certain of the assets of the CUSO serve as collateral for the Revolving Note. The Revolving Note bears interest, is subject to customary terms and conditions and is currently due and payable in full. In 2013, we also offset $8,472 owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note, instead of making additional payments in that amount. The amount owed to us under the Revolving Note, excluding those offsets, was approximately $8,200 as of June 30, 2015, December 31, 2014 and June 30, 2014. The Revolving Note was eliminated from our financial statements as a result of the CUSO Consolidation.

7.	Private Education Loans

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013 and to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 6 – Variable Interest Entities, for a further discussion of the consolidation of the PEAKS Trust and CUSO (the “Consolidated VIEs”). As a result, the assets and liabilities of the Consolidated VIEs were included on our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. The assets and liabilities of the PEAKS Trust were also included on our Condensed Consolidated Balance Sheet as of June 30, 2014.

As of June 30, 2015, the aggregate carrying amount of the Private Education Loans included under the Private education loan line items on our Condensed Consolidated Balance Sheet was $79,103. The outstanding principal balance of the Private Education Loans, including accrued interest, was approximately $144,588 as of June 30, 2015.

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

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the PEAKS Trust Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$47,898	$28,682	$73,351	$44,624
Accretion	(2,246)	(1,276)	(3,239)	(1,897)
Reclassification from nonaccretable difference and changes in expected cash flows	(5,450)	(3,173)	(10,183)	(6,283)

Balance at end of period	$40,202	$24,233	$59,929	$36,444

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Total	ASC 310-30 Applied By Analogy	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$51,819	$32,654	$70,580	$42,274
Accretion	(4,659)	(2,707)	(6,372)	(3,700)
Reclassification from nonaccretable difference and changes in expected cash flows	(6,958)	(5,714)	(4,279)	(2,130)

Balance at end of period	$40,202	$24,233	$59,929	$36,444

The following tables set forth information regarding aggregate changes in accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, for the periods indicated:

	Three Months Ended June 30, 2015
	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$11,120	$5,777
Accretion	(702)	(394)
Reclassification from nonaccretable difference and changes in expected cash flows	3,348	2,832

Balance at end of period	$13,766	$8,215

	Six Months Ended June 30, 2015
	Total	ASC 310-30 Applied By Analogy
Balance at beginning of period	$11,728	$5,857
Accretion	(1,370)	(740)
Reclassification from nonaccretable difference and changes in expected cash flows	3,408	3,098

Balance at end of period	$13,766	$8,215

There were no changes in the accretable yield of the loan pools of the CUSO Student Loans, in total, and for those loans pursuant to which ASC 310-30 was applied by analogy, in the three or six months ended June 30, 2014, because the CUSO was not consolidated in our consolidated financial statements until September 30, 2014.

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

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the PEAKS Trust Student Loans in the aggregate in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$39,596	$29,349	$42,353	$29,349
Loans charged off	(7,898)	0	(11,959)	0
Recoveries from charged off loans	608	0	1,109	0
Provision for loan losses	4,615	9,071	5,418	9,071

Balance at end of period	$36,921	$38,420	$36,921	$38,420

The following table sets forth information regarding changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the aggregate in the periods indicated:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$2,480	$2,039
Loans charged off	0	0
Recoveries from charged off loans	0	0
Provision for loan losses	(1,302)	(861)

Balance at end of period	$1,178	$1,178

There were no changes in the allowance for loan losses of the loan pools of the CUSO Student Loans in the three or six months ended June 30, 2014, because the CUSO was not consolidated in our consolidated financial statements until September 30, 2014.

Adjustments to the interest income of a loan pool are recognized prospectively, if those adjustments are due to:

•	changes in variable interest rates; or

•	any other changes in the timing of the expected cash flows of the loan pools.

Loan Modifications and Charge Offs. Modifications were made to PCI Loans in the three and six months ended June 30, 2015 and 2014 and were primarily due to forbearances granted with respect to the payment of those loans. We consider the impact of any modifications made to PCI Loans as part of our quarterly assessment of whether:

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

The following tables set forth the carrying value of our acquired intangible assets that are included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(828)	$1,672	60
Non-compete agreements	1,120	(392)	728	60
Training materials	440	(241)	199	42
Accreditation	210	(180)	30	84

	$4,270	$(1,641)	$2,629

	As of June 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (months)
Amortizable intangible assets:
Customer relationships	$2,500	$(328)	$2,172	60
Non-compete agreements	1,120	(168)	952	60
Training materials	440	(115)	325	42
Accreditation	210	(150)	60	84

	$4,270	$(761)	$3,509

All amortizable intangible assets are being amortized on a straight-line basis. Amortization expense for amortized intangible assets was:

•	$219 in the three months ended June 30, 2015;

•	$219 in the three months ended June 30, 2014;

•	$440 in the six months ended June 30, 2015; and

•	$422 in the six months ended June 30, 2014.

The following table sets forth our estimate of the amortization expense for our amortizable intangible assets in each of 2015 through 2019:

Fiscal Year Ending December 31,	Estimated Amortization Expense
2015	$880
2016	865
2017	734
2018	562
2019	28

$3,069

The following tables set forth the carrying value of our indefinite-lived intangible assets that are included in Other assets on our Condensed Consolidated Balance Sheets as of the dates indicated.

	As of June 30, 2015
	Gross Carrying Value	Accumulated Impairment Loss	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$7,290	$(2,044)	$5,246
Trademark	660	(410)	250

	$7,950	$(2,454)	$5,496

	As of June 30, 2014
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

In addition to our annual impairment test, we consider certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these is a significant long-term decrease in our market capitalization based on events specific to our operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis are also triggering events that could be cause for an interim impairment review. In our analysis of triggering events we also consider changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among other factors. We concluded that no triggering event had occurred during the three or six month periods ended June 30, 2015.

The assumptions and estimates underlying the fair value calculations used in our annual impairment test are uncertain by their nature and can vary significantly from actual results. Therefore, as circumstances and assumptions change, we may be required to recognize additional impairment charges for goodwill and other intangible assets in future periods.

9.	Debt

As of June 30, 2015, our Condensed Consolidated Balance Sheet included: (i) outstanding Term Loan (as defined below) borrowings under the Financing Agreement, as described further below under “—Term Loans,” (ii) the PEAKS Senior Debt issued by the PEAKS Trust, which was consolidated in our consolidated financial statements beginning February 28, 2013, as described further below under “—PEAKS Trust Senior Debt,” and (iii) the CUSO Secured Borrowing Obligation of the CUSO, which was consolidated in our consolidated financial statements beginning September 30, 2014, as described further in Note 6 – Variable Interest Entities.

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

Amendment No. 1 made modifications to the Original Financing Agreement to extend the time by which we were required to establish certain cash management accounts. Amendment No. 2 provided:

•	for an amendment to the limitation on the aggregate amount of payments that we can make related to the PEAKS Program and the CUSO Program in any fiscal year after 2014, modifying it from $20,000 per program in each year to $45,000 under both programs in 2015 and $35,000 under both programs in any year after 2015 that the Financing Agreement is still in effect;

•	that our consolidated financial statements (and related certificates) as of and for the fiscal year ended December 31, 2014 did not have to be furnished by us to the lenders until May 31, 2015; and

•	for an amendment to the definition of Fixed Charge Coverage Ratio (as defined in the Financing Agreement) to provide that, for purposes of calculating the Fixed Charge Coverage Ratio for any period that includes the fiscal quarter ended December 31, 2014, the amount of payments made during that fiscal quarter in respect of the PEAKS Program will be deemed to have been $5,000.

The FA Consent provided that our consolidated financial statements (and related certificates) as of and for the fiscal quarter ended March 31, 2015 did not have to be furnished by us to the lenders until June 15, 2015.

We estimate that we will make payments of approximately $30,800 under the PEAKS Guarantee and approximately $13,093, net of approximately $521 in recoveries, under the CUSO RSA in 2015. The Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45,000 under both programs in 2015 and to $35,000 under both programs in any year after 2015 that the Financing Agreement is in effect. See Note 12 – Commitments and Contingencies for a further discussion of our projected payments under the PEAKS Guarantee and CUSO RSA.

A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89,200 in cash collateral for certain letters of credit that were outstanding for our account as of that date, which was in addition to the approximately $100 of cash collateral we had previously provided related to a letter of credit in September 2014 under the Credit Agreement, dated as of March 21, 2012 (as amended and including consents, the “Amended Credit Agreement”), among us, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Wells Fargo, N.A., as documentation agent. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to repay all outstanding loans, including accrued interest and fees, owed under the Amended Credit Agreement, in the amount of approximately $50,400. All commitments of the lenders to lend additional amounts under the Amended Credit Agreement were terminated. A portion of the proceeds of the Term Loans, as well as other funds, were used for payment of fees in connection with the Financing Agreement.

The Term Loans will mature on December 4, 2017. The Term Loans bear interest, at our option, at:

•	the higher of (a) the London Interbank Offered Rate (“LIBOR”) and (b) 1.00%, plus a margin of 8.50%; or

•	the highest of (a) 2.00%, (b) the federal funds rate plus 0.50%, (c) LIBOR plus 1.00% and (d) the U.S. Prime Rate, plus a margin of 8.00%.

The outstanding principal balance under the Financing Agreement must be repaid by us as set forth in the following table:

Scheduled Principal Repayment
Year	March (1)	June (1)	September (1)	December (1)
2015	$2,500	$2,500	$2,500	$2,500
2016	$5,000	$5,000	$5,000	$5,000
2017	$7,500	$7,500	$7,500	$47,500	(2)

(1)	First business day of the month.
(2)	Or the amount necessary to repay the then outstanding principal balance in full.

In the six months ended June 30, 2015, we made principal payments under the Financing Agreement of $5,000. In addition, the Financing Agreement provides for mandatory prepayment of outstanding principal in an amount equal to 50% of Excess Cash Flow (as defined in the Financing Agreement) calculated based on our cash flows for the fiscal years ended December 31, 2015 and 2016. Any mandatory prepayment amounts due under this provision are payable with the scheduled principal payment due on the first business day of March of the following year.

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

We caused a letter of credit payable to the ED (the “ED Letter of Credit”) in the amount of $79,708 to be issued on October 31, 2014, which was issued pursuant to the Amended Credit Agreement and remained outstanding as of June 30, 2015. In addition, as of June 30, 2015, certain other letters of credit previously issued by JPMorgan Chase Bank, N.A. pursuant to the Amended Credit Agreement in an aggregate amount of approximately $2,293 remained outstanding. See Note 12 – Commitments and Contingencies, for a further discussion of the ED Letter of Credit.

Pursuant to the original terms of the Credit Agreement related to letters of credit, we are required to pay a quarterly participation fee, which accrues at the same rate used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Amended Credit Agreement). In addition to that quarterly participation fee, the Amended Credit Agreement provides that an additional quarterly participation fee is required to be paid by us related to the ED Letter of Credit, which accrues at a ticking fee rate on the average daily amount of the lenders’ letter of credit exposure with respect to the ED Letter of Credit. The ticking fee rate is defined as:

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

Under the Amended Credit Agreement, we were required to provide and remain obligated to maintain cash collateral (in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit) for any letter of credit issued under the Amended Credit Agreement. As required, we utilized a portion of the proceeds from the Term Loans, as well as other funds, to provide cash collateral for the outstanding letters of credit in the amount of approximately $89,300. The cash collateral may be released partially to us from time to time upon cancellation, termination, expiration or reduction of the face amount of any of the outstanding letters of credit, provided that the remaining cash collateral is not less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must be not less than 109% of the amount available to be drawn. In the three and six months ended June 30, 2015, one of our letters of credit in the amount of $59 was terminated, which reduced the amount of cash collateral required to be maintained by us by approximately $60.

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

Interest Expense and Fees. The effective interest rate on our borrowings was approximately:

•	9.91% per annum in the three and six months ended June 30, 2015 under the Financing Agreement; and

•	4.90% per annum in the three and six months ended June 30, 2014 under the Amended Credit Agreement.

The following table sets forth the total amount of interest expense and fees (including the commitment fees and fees for letters of credit under the Amended Credit Agreement and amortized debt discount under the Financing Agreement) that we recognized related to the Financing Agreement or the Amended Credit Agreement, in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense and fees	$3,472	$616	$6,839	$1,272

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

As of June 30, 2015, the outstanding principal balance of the PEAKS Senior Debt was $71,892 and the carrying value was $54,075. We recorded $23,068 as a current liability as of June 30, 2015, which represented our estimate of the amount of the carrying value that we expect to be due in the 12 months immediately following June 30, 2015.

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

The following table sets forth the total amount of interest expense and discount accretion that we recognized on the PEAKS Senior Debt in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$2,826	$5,508	$6,085	$11,614
Discount accretion	$1,365	$1,441	$3,020	$2,982

The effective interest rate on the PEAKS Senior Debt was approximately:

•	14.4% per annum in the three and six months ended June 30, 2015;

•	10.2% per annum in the three months ended June 30, 2014; and

•	9.8% per annum in the six months ended June 30, 2014.

Asset/Liability Ratio. The PEAKS Trust must maintain a minimum required Asset/Liability Ratio. The minimum required Asset/Liability Ratio is 1.05/1.00. The applicable required Asset/Liability Ratio as of each monthly measurement date, however, is based on our compliance, as of the prior quarterly measurement date, with certain metrics specified in the PEAKS Program documents, including maximum leverage ratios and minimum liquidity amounts. If we are not in compliance with those metrics as of the end of a fiscal quarter, the required Asset/Liability Ratio increases to 1.40/1.00, until the monthly measurement date following the end of a succeeding quarter at which we are in compliance with those metrics. We were not in compliance with those metrics as of June 30, 2015. For purposes of computing the Asset/Liability Ratio, as of June 30, 2015, the amount of the assets of the PEAKS Trust was $98,479 and the amount of the liabilities was $71,892. The amounts used to calculate the Asset/Liability Ratio primarily include, for the assets, the contractual balance of the PEAKS Trust Student Loans that have not defaulted, and, for the liabilities, the amount of the contractual balance of the PEAKS Senior Debt.

If the amount of the assets of the PEAKS Trust does not equal or exceed the outstanding PEAKS Senior Debt by the applicable required Asset/Liability Ratio on a monthly measurement date, we are required to make a payment under the PEAKS Guarantee in an amount that would reduce the outstanding principal balance of the PEAKS Senior Debt to the extent necessary to cause the ratio of the assets of the PEAKS Trust to the resulting outstanding PEAKS Senior Debt to satisfy the applicable required Asset/Liability Ratio.

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

In order to cause the PEAKS Trust to maintain the applicable required Asset/Liability Ratio, we made payments of $20,457 in the six months ended June 30, 2015, and approximately $156,600 in the year ended December 31, 2014 under the PEAKS Guarantee that were applied by the PEAKS Trust to reduce the amount of the PEAKS Senior Debt. The amount paid in 2014 included the:

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

We also made additional payments under the PEAKS Guarantee in the year ended December 31, 2014 that were not related to maintaining the required Asset/Liability Ratio. All payments that we made under the PEAKS Guarantee in the six months ended June 30, 2015 were related to maintaining the required Asset/Liability Ratio. See Note 12 – Commitments and Contingencies, for a further discussion of the payments made under the PEAKS Program in the six months ended June 30, 2015 and in the year ended December 31, 2014, as well as our projected PEAKS Guarantee payments for 2015 through 2020.

The following table sets forth the estimated principal payments on the PEAKS Senior Debt in the periods indicated:

Fiscal Year Ending December 31,	Amount
2015	$40,362
2016	12,983
2017	7,888
2018	8,561
2019	9,441
2020	17,683

Total	$96,918

10.	Earnings Per Common Share

Earnings per common share for all periods have been calculated in conformity with ASC 260, “Earnings Per Share.” This data is based on historical net income and the weighted average number of shares of our common stock outstanding during each period as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Shares:
Weighted average number of shares of common stock outstanding	23,621	23,459	23,591	23,453
Shares assumed issued (less shares assumed purchased for treasury) for stock-based compensation	465	326	362	362

Outstanding shares for diluted earnings per share calculation	24,086	23,785	23,953	23,815

A total of approximately 1.3 million shares in the three and six months ended June 30, 2015 and 1.2 million shares in the three and six months ended June 30, 2014 were excluded from the calculation of our diluted earnings per common share, because the effect was anti-dilutive.

11.	Employee Pension Benefits

The following table sets forth the components of net periodic pension benefit of the ESI Pension Plan and ESI Excess Pension Plan in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$409	$506	$818	$1,012
Expected return on assets	(1,384)	(1,312)	(2,767)	(2,624)
Recognized net actuarial loss	0	0	1	0
Amortization of prior service (credit)	(389)	(388)	(778)	(777)

Net periodic pension (benefit)	$(1,364)	$(1,194)	$(2,726)	$(2,389)

The benefit accruals under the ESI Pension Plan and ESI Excess Pension Plan were frozen effective March 31, 2006. As a result, no service cost has been included in the net periodic pension benefit.

We did not make any contributions to the ESI Pension Plan or the ESI Excess Pension Plan in the three or six months ended June 30, 2015 or 2014. We do not expect to make any significant contributions to the ESI Pension Plan or the ESI Excess Pension Plan in 2015.

The following table sets forth the changes in the components of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheet in the six months ended June 30, 2015:

	Defined Benefit Pension Items
	Accumulated Other Comprehensive Income	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income Net of Income Tax
Balance at December 31, 2014	$1,854	$(653)	$1,201
Amortization of:
Net actuarial loss	1	0	1
Prior service costs (credits)	(778)	301	(477)

Balance at June 30, 2015	$1,077	$(352)	$725

The reclassification from Accumulated other comprehensive income of net actuarial loss and prior service costs or credits are included in the computation of net periodic pension benefit. The following table sets forth the approximate amounts of net periodic pension benefit and the line items in which those amounts were included in our Condensed Consolidated Statements of Income in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of educational services	$877	$787	$1,762	$1,562
Student services and administrative expenses	487	407	964	827

Net periodic pension benefit	$1,364	$1,194	$2,726	$2,389

12.	Commitments and Contingencies

As part of our normal operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2015, the total face amount of those surety bonds was approximately $21,000. As of June 30, 2015, approximately $2,293 of letters of credit that we had caused to be issued to our workers’ compensation insurers and one of our state regulatory agencies were outstanding.

Our institutions’ failure to submit their 2013 audited consolidated financial statements and the 2013 compliance audits of their administration of the Title IV Programs in which they participate (“Compliance Audits”) to the ED by the due date resulted in sanctions imposed by the ED on our institutions that included, among other things, our institutions having to submit a letter of credit payable to the ED. We caused the ED Letter of Credit in the amount of $79,708 to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. As of June 30, 2015, the total amount of the outstanding letters of credit that we had caused to be issued was $82,001.

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

The following table sets forth the components of our recorded liability related to our claims and contingencies and where the amounts were included on our Condensed Consolidated Balance Sheets as of the dates indicated:

	As of June 30, 2015	As of December 31, 2014	As of June 30, 2014
CUSO RSA	$0	$0	$113,477
Other	13,995	15,574	12,597

Total	$13,995	$15,574	$126,074

Other current liabilities	$13,397	$14,976	$32,169
Other liabilities	598	598	93,905

Total	$13,995	$15,574	$126,074

Other current liabilities primarily represented our estimate of the loss that we believed we would realize during the 12-month period following the dates indicated. The amounts included in Other liabilities primarily related to our estimated contingent liability for the CUSO RSA as of June 30, 2014 (prior to the CUSO Consolidation), and represented our estimate of the loss that we believed we would realize after the 12-month period following the dates indicated and over a period that could exceed ten years. See below for a discussion of the method by which we determined the amount of the contingent liability that we recorded related to our guarantee obligations under the CUSO RSA prior to the CUSO Consolidation.

The following table sets forth the activity with respect to our recorded liability related to our claims and contingencies in the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Balance at beginning of period	$15,006		$129,515		$15,574		$125,880
Increases (decreases) from:
Additional accruals:
Other	6,037		7,449		11,554		16,213
Payments, other (1)	(7,048)		(9,301)		(13,133)		(13,272)
Payments under the CUSO RSA	0	(2)	(1,589	) (3)	0	(2)	(2,747	) (3)

Balance at end of period	$13,995		$126,074		$13,995		$126,074

(1)	Consists of payments for legal and other contingencies.
(2)	We consolidated the CUSO in our consolidated financial statements as of September 30, 2014 and, as a result, we eliminated from our consolidated financial statements the amount of payments under the CUSO RSA that we made following the CUSO Consolidation. See below under “—Guarantees—CUSO RSA—Year-To-Date 2015 and Projected Future CUSO RSA Payments,” for information on the amount of payments that we made under the CUSO RSA in the six months ended June 30, 2015. See Note 6 – Variable Interest Entities, for a further discussion of the CUSO Consolidation.
(3)	Consists of payments made under the CUSO RSA.

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

In connection with estimating our recorded liability for claims and contingencies as of June 30, 2015, December 31, 2014 and June 30, 2014, we considered whether additional losses for claims and contingencies were reasonably possible, could be estimated and might be material to our financial condition, results of operations or cash flows. As with any estimate, as facts and circumstances change, the recorded liability and estimated range of reasonably possible losses could change significantly. With respect to legal proceedings, we determined that we cannot provide an estimate of the possible losses, or the range of possible losses, in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following:

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

We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of June 30, 2015, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $6,818 in the 12 months immediately following the date of this filing due to the resolution of those matters.

We have presented legal and professional fees related to certain lawsuits, investigations and accounting matters as a separate line item in our Condensed Consolidated Statements of Income. The amounts included in this line item represent expenses for various lawsuits, investigations and accounting matters that we believe are not representative of those normally incurred in the ordinary course of business. Certain of those lawsuits and investigations are described in detail, below. The expenses for the accounting matters included in this line item related primarily to:

•	services relating to accounting for the Private Education Loans in the three and six months ended June 30, 2015; and

•	the audit work performed in connection with the assessment of the consolidation of the PEAKS Trust in the three and six months ended June 30, 2014.

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

We concluded that we were required to consolidate the PEAKS Trust in our consolidated financial statements beginning on February 28, 2013. See Note 6 – Variable Interest Entities, for a further discussion of the PEAKS Consolidation. As a result, the assets and liabilities of the PEAKS Trust have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of June 30, 2015, December 31, 2014 and June 30, 2014. While we no longer record a contingent liability for the PEAKS Guarantee on our Condensed Consolidated Balance Sheet beginning on February 28, 2013, our obligations under the PEAKS Guarantee remain in effect.

Year-To-Date 2015 and Projected Future PEAKS Guarantee Payments. In the six months ended June 30, 2015, we made payments under the PEAKS Guarantee of $20,457. We believe that it is probable that we will make additional payments under the PEAKS Guarantee and estimate that those payments may be approximately $10,300 from July 1, 2015 through December 31, 2015, $5,300 in 2016, $60 in 2017 and $15,300 in 2020. All of these payments are expected to reduce the outstanding principal balance of the PEAKS Senior Debt, which would result in an outstanding principal balance of the PEAKS Senior Debt of approximately $56,400 as of December 31, 2015 and $0 as of January 31, 2020. See Note 9– Debt, for a further discussion of the PEAKS Senior Debt. After the PEAKS Senior Debt matures in January 2020, the PEAKS Trust will continue to collect on PEAKS Trust Student Loans that remain in repayment and collect recoveries on PEAKS Trust Student Loans that have been charged off. The only obligation of the PEAKS Trust, at that time, will be the payment of the fees and expenses of the PEAKS Trust. As a result, we believe that, after that time, we may recover from the PEAKS Trust, in the aggregate, approximately $40,500 of the amount that we have paid or will pay under the PEAKS Guarantee. See below for information regarding the assumptions on which those estimates are based.

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

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of June 30, 2015, December 31, 2014 and June 30, 2014, the total collateral maintained in a restricted bank account was approximately $8,600. This amount was included in Collateral deposits on our Condensed Consolidated Balance Sheets as of each of those dates. The CUSO RSA also requires that we comply with certain covenants, including that we maintain certain financial ratios which are measured on a quarterly basis and that we deliver compliance certificates on a quarterly basis setting forth the status of our compliance with those financial ratios. If we are not in compliance with those covenants at the end of each fiscal quarter, we are required to increase the amount of collateral maintained in the restricted bank account to a predetermined amount, until the end of a succeeding quarter at which we are in compliance with those covenants. The predetermined amount is based on the percentage of the aggregate principal balance of the private education loans made under the CUSO Program that exceeds a certain percentage as of the end of each fiscal quarter.

Under the CUSO RSA, we have the right to elect to make Discharge Payments with respect to private education loans made under the CUSO Program that have been charged off. The effect of a making a Discharge Payment related to a private education loan is to reduce the aggregate amount that we may have to pay under our guarantee obligations with respect to that loan. We have claimed as an offset against amounts owed to us under the Revolving Note amounts that would have the effect of discharging our obligations with respect to certain charged off loans under the CUSO RSA. In addition, in the six months ended June 30, 2015 and the year ended December 31, 2014, we made Discharge Payments to the CUSO. Making Discharge Payments results in us paying amounts to the CUSO in advance of when a guarantee payment would be due, which would negatively impact our liquidity in a particular period, but results in us paying a lesser amount than we otherwise would have been required to pay under our guarantee obligation in future periods under the CUSO RSA. See Note 6– Variable Interest Entities, for a further discussion of Discharge Payments.

We concluded that we were required to consolidate the CUSO in our consolidated financial statements beginning on September 30, 2014. See Note 6– Variable Interest Entities, for a further discussion of the CUSO Consolidation. As a result, the assets and liabilities of the CUSO have been included on, and all intercompany transactions have been eliminated from, our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. While we no longer record a contingent liability for the CUSO RSA on our Condensed Consolidated Balance Sheet beginning on September 30, 2014, our obligations under the CUSO RSA remain in effect.

CUSO RSA Amendments. As a consequence of the restatement of our unaudited condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, certain quarterly compliance certificates that we were required to deliver to the CUSO under the CUSO RSA were inaccurate. Those inaccuracies did not affect our compliance with the financial ratio covenants in the CUSO RSA as of March 31, 2013. We were not, however, in compliance with certain financial ratio covenants in the CUSO RSA as of June 30, 2013 or subsequent fiscal quarter measurement dates through September 30, 2014. Further, due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we did not timely deliver the required compliance certificates under the CUSO RSA with respect to those periods. As a result of our noncompliance with certain financial ratio covenants as of June 30, 2013 and subsequent fiscal quarter measurement dates through September 30, 2014, the amount of collateral required to be maintained in the restricted bank account would have been increased by approximately $2,600. On November 6, 2014, we entered into a Fourth Amendment to the CUSO RSA with the CUSO (the “Fourth Amendment to CUSO RSA”). The Fourth Amendment to CUSO RSA provides that we were not required to comply with certain financial ratio covenants under the CUSO RSA that we otherwise would not have been in compliance with from June 30, 2013 through September 30, 2014 and that we did not expect to be in compliance with as of December 31, 2014. In lieu of an increase in the required collateral under the CUSO RSA, we made a payment of $2,577 to the CUSO on November 12, 2014, pursuant to the Fourth Amendment to CUSO RSA, which payment was considered a Discharge Payment under the CUSO RSA.

On March 17, 2015, we entered into a Fifth Amendment to the CUSO RSA with the CUSO (the “Fifth Amendment to CUSO RSA”). The Fifth Amendment to CUSO RSA provides that we were not required to comply with certain financial ratio covenants under the CUSO RSA that we otherwise would not have been in compliance with from June 30, 2013 through: (i) March 31, 2015 related to our debt service ratio, and (ii) December 31, 2015 related to our current ratio. Additionally, the Fifth Amendment to CUSO RSA provides that for any fiscal quarter end in which the CUSO (or its owned or managed assets) are consolidated into our financial statements that the financial covenant and persistence percentage provisions and the corresponding compliance certificate requirements will be based on our relevant quarterly and annual reports that we file with the SEC, but excluding the effects of any such consolidation. Further, any financial statements for periods ending prior to March 17, 2015 that we were required to deliver to the CUSO, but had not delivered as of that date, were required to be delivered to the CUSO on or before May 31, 2015. In lieu of an increase in the required collateral under the CUSO RSA, we made a payment of $2,709 to the CUSO on March 19, 2015 pursuant to the Fifth Amendment to CUSO RSA, which payment was considered a Discharge Payment under the CUSO RSA.

On June 8, 2015, we entered into a Sixth Amendment to the CUSO RSA (the “Sixth Amendment to CUSO RSA”) with the CUSO. The Sixth Amendment to CUSO RSA provides that:

•	the period of time during which we are not required to comply with the debt service ratio covenant under the CUSO RSA is extended through March 31, 2016;

•	the period of time during which we are not required to comply with the current ratio covenant under the CUSO RSA is extended through March 31, 2016;

•	we are not required to comply with the average persistence percentage covenant under the CUSO RSA as of the end of each fiscal quarter ending March 31, 2015 through March 31, 2016;

•	we make a payment of $6,544 to the CUSO, which payment is considered a Discharge Payment under the CUSO RSA;

•	at our option, we may defer the payment of any amounts otherwise becoming due by us under the CUSO RSA between June 8, 2015 and December 31, 2015, which payments must be made by us on or before January 4, 2016; and

•	the payments deferred by us will not bear interest, unless we do not pay such amounts by January 4, 2016, in which case any portion of any deferred payments remaining unpaid as of that date will accrue interest at the rate of 12.5% per annum, from the date such deferred payment would otherwise have been due absent the deferral provided in the Sixth Amendment to CUSO RSA.

We made the $6,544 Discharge Payment on June 10, 2015, which had the effect of reducing the amount of Regular Payments that we otherwise would have had to make in 2015 by approximately $2,000. The reason for the provision in the Sixth Amendment to CUSO RSA that permits us to defer to 2016 the payment of any amounts otherwise becoming due between June 8, 2015 and December 31, 2015 is because without such deferral, we believe that we would exceed the limitation under the Financing Agreement on amounts that we can pay in 2015 under the CUSO RSA and the PEAKS Guarantee. We deferred the full amount of the payment due in June 2015 under the CUSO RSA and, based on current information and assumptions, we believe that we will likely defer to January 2016 most of the payments that otherwise would have become due under the CUSO RSA between July 1, 2015 and December 31, 2015, although we may make a small portion of those payments in 2015, depending on various factors, including whether we have reached the limit under the Financing Agreement. We believe that recoveries of charged-off loans received by the CUSO during that time period that are due to us will not be paid to us. We expect to utilize those recovery amounts to offset against amounts that we pay under the CUSO RSA in January 2016. See the table below for additional information regarding our projections of the estimated amounts and timing of our future payments under the CUSO RSA.

Year-To-Date 2015 and Projected Future CUSO RSA Payments. In the six months ended June 30, 2015, we made payments under the CUSO RSA of $13,093, which is net of $521 of recoveries from charged-off loans owed to us. As discussed above, we believe that we will not make any additional significant payments under the CUSO RSA in the remainder of 2015. We believe, however, that it is probable that we will make additional payments under the CUSO RSA in the future. We are entitled to all amounts that the CUSO recovers from loans in a particular loan pool made under the CUSO Program that have been charged-off, until all payments that we made under the CUSO RSA with respect to that loan pool have been repaid to us by the CUSO. Pursuant to the CUSO RSA, we have the right to offset amounts that we owe under the CUSO RSA by the amount of recoveries from charged-off loans made under the CUSO Program that are owed, but have not been paid, to us. The following table sets forth, in the periods indicated, our projections of the estimated amounts of Regular Payments and Discharge Payments that we expect to pay (or that we expect will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us as described in the immediately preceding sentence) and the estimated amounts of recoveries from charged-off loans that we expect to be paid to us by the CUSO (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Period	Estimated Regular Payments		Estimated Discharge Payments	Estimated Recoveries		Estimated Total Payments, Net
July 1 through December 31, 2015	$0	(1)	$0	$0	(2)	$0	(1)
Year ended December 31, 2016	24,017	(3)	0	(2,354	)(4)	21,663	(3)(4)
Year ended December 31, 2017	17,615		0	(1,534)		16,081
Years ended December 31, 2018 and later	0		70,908	(1,571)		69,337

Total	$41,632		$70,908	$(5,459)		$107,081	(5)

(1)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $8,905.
(2)	This amount excludes recoveries from charged-off loans that we have estimated will be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016.
(3)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $8,905.
(4)	This amount reflects (a) recoveries from charged-off loans that we have estimated will be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016, and (b) recoveries from charged-off loans that we estimate will be received by the CUSO, owed to us and offset against amounts paid by us in 2016.
(5)	The estimated amount of future payments under the CUSO RSA assumes that an offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See “—PEAKS Program and CUSO RSA Payments in Certain Periods” below for a further discussion of that offset. In the event that offset is determined to be improper, we may be required to pay the CUSO approximately $9,500, net of approximately $1,049 of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth in this table.

We believe that the vast majority of the $70,908 of estimated payments projected to be payable by us after 2017 will be paid in 2018, net of any recoveries that we offset. The estimated future payment amounts and timing related to the CUSO RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payments made in March 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA and in June 2015 pursuant to the terms of the Sixth Amendment to CUSO RSA) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $93,776 of Regular Payments in 2018 through approximately 2026. Of this amount, approximately $18,600 to $20,000 would be paid annually in each of 2018 through 2021, and approximately $16,200, in the aggregate, would be paid in 2022 through 2026.

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

CUSO RSA Payments in 2014. In the year ended December 31, 2014, we made payments under the CUSO RSA of approximately $9,139. Reflected in this amount were:

•	Regular Payments of $7,028;

•	a Discharge Payment of $2,577 that we made pursuant to the Fourth Amendment to CUSO RSA; and

•	$466 in recoveries from charged-off loans that were owed to us from the CUSO and that we applied to reduce the amount payable by us to the CUSO pursuant to our offset right.

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

PEAKS Program and CUSO RSA Payments in Certain Periods. The following table sets forth the approximate aggregate amount of guarantee payments, Discharge Payments and Payments on Behalf of Borrowers that were made related to the PEAKS Program and CUSO RSA in the periods indicated:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
Type of Payment	2015		2014	2015		2014
Guarantee:

PEAKS Program	$6,820		$1,088	$20,457		$41,801
CUSO RSA Regular Payments	1,560	(1)	1,589	3,840	(2)	2,747
CUSO RSA Discharge Payments	6,544		0	9,253		0
Payments on Behalf of Borrowers	0		0	0		1,832

Total	$14,924		$2,677	$33,550		$46,380

(1)	This amount is net of $231 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.
(2)	This amount is net of $521 of recoveries from charged-off loans owed to us that we offset against amounts owed by us under the CUSO RSA.

The CUSO did not remit to us, and we did not offset payments under the CUSO RSA, for the following amounts of recoveries from charged-off loans that were owed to us:

•	$0 in the three months ended June 30, 2015;

•	$256 in the three months ended June 30, 2014;

•	$0 in the six months ended June 30, 2015; and

•	$475 in the six months ended June 30, 2014.

We recorded the amount of recoveries from charged-off loans that were owed to us, but not paid or offset, as of June 30, 2014, in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. The amounts of recoveries from charged-off loans that were owed to us by the CUSO, but not paid or offset, as of June 30, 2015 and December 31, 2014, were not recorded in our consolidated financial statements, since those amounts were intercompany transactions that were eliminated from our financial statements as a result of the CUSO Consolidation.

In the three and six months ended June 30, 2015 and 2014, we did not offset any amounts owed by us under the CUSO RSA against amounts owed to us by the CUSO under the Revolving Note.

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

We further understand the CUSO’s position to be that, because the Offset was improper, we are in default under the CUSO RSA. In April 2013, the CUSO notified us that it had taken control of the restricted account containing the cash collateral that we deposited to secure our obligations under the CUSO RSA (the “Collateral”). At that time, the amount of funds in that account was approximately $8,600. To our knowledge, the CUSO has taken no further action related to the Collateral. We believe that our good faith exercise of our right of offset provided for in the CUSO Loan Agreement and the CUSO RSA does not constitute an event of default under the CUSO RSA, and that the CUSO’s seizure of control of the restricted account containing the Collateral constitutes an additional default by the CUSO. We cannot assure you, however, that the Offset will ultimately be determined to have been proper. In the event of a default by us under the CUSO RSA related to the Offset, we may be required to pay to the CUSO approximately $9,500 net of approximately $1,049 of recoveries from charged-off loans that are owed, but have not been paid, to us. If, instead, the CUSO was to withdraw Collateral in that amount from the restricted bank account, we would be required to deposit that amount of cash in the account to maintain the required level of Collateral.

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

The putative class period in this action is from April 24, 2008 through February 25, 2013. The plaintiffs seek, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and such equitable/injunctive and other relief as the court deems appropriate. On July 22, 2014, the district court denied most of our motion to dismiss all of the plaintiffs’ claims for failure to state a claim for which relief can be granted. On August 5, 2014, we filed our answer to the second amended complaint denying all of the plaintiffs’ claims. Plaintiffs filed their motion for class certification on March 27, 2015. On June 16, 2015, to facilitate the parties’ efforts to resolve this action by mediation, the court entered a stipulation and order providing for a three-month stay of all proceedings. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the second amended complaint.

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

The putative class period in the Indiana Securities Litigation is from February 26, 2013 through May 12, 2015. The plaintiffs in the Indiana Securities Litigation seek, among other things, the designation of the action as a proper class action, an award of unspecified compensatory damages against all defendants, interest, costs, expenses, counsel fees and expert fees, and such other relief as the court deems proper. On July 14, 2015, to facilitate the parties’ efforts to resolve this action by mediation, the court granted a joint motion for a stay of proceedings until October 13, 2015. All of the defendants have defended, and intend to continue to defend, themselves vigorously against the allegations made in the amended complaint.

On May 8, 2013, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, all but two of our current Directors, and one former Director in the United States District Court for the Southern District of New York under the following caption: Sasha Wilfred, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Wilfred Litigation”). On August 6, 2013, the parties agreed to stay the Wilfred Litigation until the New York Securities Litigation was dismissed with prejudice or the defendants filed an answer in the New York Securities Litigation. On September 8, 2014, the district court approved the parties’ agreement for an additional stay of the Wilfred Litigation, until the earlier of a final disposition of the New York Securities Litigation or 30 days after written notice terminating the stay was provided by any of the parties in the Wilfred Litigation to all other parties. On October 15, 2014, the plaintiff terminated the stay. Following plaintiff’s termination of the stipulated stay, an amended complaint was filed on November 17, 2014 that alleges, among other things, that the defendants violated state law, including breaching their fiduciary duties to us, grossly mismanaging us, wasting our corporate assets and being unjustly enriched, by:

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

The amended complaint also refers to certain subsequent events, including the agreement that we entered into with Mr. Modany, dated August 4, 2014, setting forth terms of Mr. Modany’s resignation (the “Resignation Agreement”), the CFPB complaint against us, our submission of a letter of credit to the ED, and our receipt of a Wells Notice from the SEC.

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

On January 5, 2015, the defendants moved to dismiss or stay the Wilfred Litigation. On July 2, 2015, plaintiff requested leave from the court to file a second amended complaint.

On May 27, 2014, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, all but two of our current Directors, and two former Directors in the United States District Court for the District of Delaware under the following caption: Janice Nottenkamper, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Nottenkamper Litigation”). On November 14, 2014, an amended complaint was filed in the Nottenkamper Litigation. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties to us, were unjustly enriched, abused their control of us and grossly mismanaged us by:

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

On January 13, 2015, the defendants filed a motion to dismiss the Nottenkamper Litigation, as well as a separate motion to stay the litigation or to transfer the litigation to the United States District Court for the Southern District of New York. On April 29, 2015, the Nottenkamper Litigation was transferred to the District Court for the Southern District of New York. On May 6, 2015, the Nottenkamper plaintiff moved to consolidate the Nottenkamper Litigation and the Wilfred Litigation. On June 2, 2015, the court denied the consolidation motion without prejudice to renewal and indicated that it would rule on the motions to dismiss pending in both the Nottenkamper Litigation and the Wilfred Litigation.

On December 23, 2014, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, all but four of our current Directors, and one former Director in the United States District Court for the Southern District of Indiana under the following caption: Michelle Lawrence, Derivatively on Behalf of Nominal Defendant ITT Educational Services, Inc. v. Kevin M. Modany, et al. (the “Lawrence Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us, abused their control, grossly mismanaged us and were unjustly enriched by:

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

On July 1, 2015, a complaint in a shareholder derivative lawsuit was filed against three of our current executive officers, all but two of our current Directors, and one former Director in the Marion Circuit Court, Indianapolis, Indiana under the following caption: William McKee, Derivatively on behalf of ITT Educational Services, Inc. v. Kevin Modany, et al. (the “McKee Litigation”). The complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us by:

•	causing us to engage in unlawful conduct with respect to risky student loan financing programs;

•	causing us to fail to disclose material information to shareholders regarding our business, financial condition, and accounting procedures;

•	preparing and disseminating inaccurate press releases and SEC filings;

•	failing to ensure the existence of appropriate and adequate internal financial controls;

•	exposing us to substantial investigation costs, huge liability to stock purchasers, regulatory penalties, and the cost of defending the SEC proceeding and the securities litigations; and

•	damaging our reputation and goodwill in the securities markets.

The complaint seeks:

•	a declaratory judgment;

•	restitution;

•	equitable and/or injunctive relief;

•	an order directing us to reform and improve corporate governance and internal procedures; and

•	costs and disbursements, including attorneys’, accountants’ and experts’ fees, costs and expenses.

Although the Wilfred Litigation, Nottenkamper Litigation, Lawrence Litigation, and McKee Litigation are each brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with those actions.

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

We filed a motion to dismiss the CFPB Litigation on several grounds. On March 6, 2015, the court issued an order denying our motion in part and granting it in part, including by dismissing the CFPB’s claim under the Truth in Lending Act. On April 8, 2015, we filed a notice of appeal to the United States Court for the Seventh Circuit from the order on the motion to dismiss. We have defended, and intend to continue to defend, ourselves vigorously against the remaining allegations made in the complaint.

On February 27, 2014, the New Mexico Attorney General filed a complaint against us in the District Court of New Mexico under the following caption: State of New Mexico, ex rel. Gary K King, Attorney General v. ITT Educational Services, Inc., et al. (the “New Mexico Litigation”). On April 4, 2014, we removed the New Mexico Litigation to the U.S. District Court for the District of New Mexico. In April 2014, the Attorney General filed a motion to remand the New Mexico Litigation to the District Court of New Mexico. On June 30, 2015, the U.S. District Court remanded the New Mexico Litigation back to the state District Court. The complaint alleges, among other things, that we engaged in a pattern and practice of exploiting New Mexico consumers by using deceptive, unfair, unconscionable and unlawful business practices in the marketing, sale, provision and financing of education goods and services in violation of New Mexico’s Unfair Practices Act. In particular, the complaint contains allegations that:

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

On July 17, 2015, we filed our answer in the SEC Litigation in which we denied all of the SEC’s claims.

We intend to defend ourselves vigorously against the claims in the SEC Litigation. Nevertheless, we cannot predict the outcome of any legal action or whether the matter will result in any settlement. We cannot assure you that the ultimate outcome of the SEC Litigation or any settlement will not have a material adverse effect on our financial condition, results of operations and/or cash flows.

Kevin M. Modany and Daniel M. Fitzpatrick are named in the New York Securities Litigation, Indiana Securities Litigation, Wilfred Litigation, Nottenkamper Litigation, Lawrence Litigation, McKee Litigation and SEC Litigation. John E. Dean is also named in the Wilfred Litigation, Nottenkamper Litigation, Lawrence Litigation, and McKee Litigation.

There can be no assurance that the ultimate outcome of the Leveski Litigation, New York Securities Litigation, Indiana Securities Litigation, Wilfred Litigation, Nottenkamper Litigation, Lawrence Litigation, McKee Litigation, CFPB Litigation, New Mexico Litigation, Gallien Litigation, SEC Litigation or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

In January, February, April and May 2014, and in February, March and June 2015 we received subpoenas and/or CIDs from the Attorneys General of Arkansas, Arizona, Colorado, Connecticut, District of Columbia, Hawaii, Idaho, Iowa, Kentucky, Maryland, Minnesota, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Tennessee and Washington under the authority of each state’s consumer protection statutes. The Attorney General of the Commonwealth of Kentucky has informed us that it will serve as the point of contact for the multistate group to respond to questions relating to the subpoenas and CIDs. The subpoenas and CIDs contain broad requests for information and the production of documents related to our students and practices, including marketing and advertising, recruitment, financial aid, academic advising, career services, admissions, programs, licensure exam pass rates, accreditation, student retention, graduation rates and job placement rates, as well as many other aspects of our business. We believe that several other companies in the proprietary postsecondary education sector have received similar subpoenas and CIDs. We are cooperating with the Attorneys General of the states involved. The ultimate outcome of the state Attorneys General investigation, however, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

13.	Risks and Uncertainties

Many of the amounts of assets, liabilities, revenue and expenses reported in our consolidated financial statements are based on estimates and assumptions that affect the amounts reported. We are subject to risks and uncertainties that could affect amounts reported in our consolidated financial statements in future periods. Our future performance, results of operations, financial condition, cash flows, liquidity, capital resources, ability to meet our obligations and ability to comply with covenants, metrics and regulatory requirements are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimated results. Those significant risks and uncertainties include, but are not limited to, the following:

•	The PEAKS Consolidation and other factors, among other things:

•	resulted in violations by us of covenants under the Amended Credit Agreement, for which we have obtained waivers and amendments relating to those violations;

•	negatively impacted our compliance with:

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score; and

•	our compliance with the financial requirements of certain state education and professional licensing authorities (“SAs”); and

•	negatively impacted the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 9 – Debt and Note 12 – Commitments and Contingencies, for additional information.

•	The CUSO Consolidation, which could negatively impact our compliance with:

•	covenants under the Financing Agreement;

•	the ED’s financial responsibility measurements, primarily our institutions’ composite score;

•	the financial requirements of certain SAs; and

•	the financial metrics to which we are subject under the PEAKS Program and the CUSO RSA.

See Note 6 – Variable Interest Entities, for additional information.

•	Our institutions’ failure to submit their 2013 audited consolidated financial statements and 2013 Compliance Audits to the ED by the due date resulted in sanctions imposed by the ED on our institutions that include, among other things, our institutions having to submit a letter of credit, being placed on heightened cash monitoring (“HCM”) and being provisionally certified. We caused the ED Letter of Credit to be issued on October 31, 2014. The term of the ED Letter of Credit ends on November 4, 2019. We have implemented procedures to address HCM, which requirements are not expected to significantly impact the timing of our receipt of Title IV Program funds. See Note 9 – Debt, for additional information.

•	As of June 30, 2015, approximately $89,200 was held as cash collateral for the letters of credit outstanding for our account. The funds held as cash collateral are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The funds held as cash collateral will remain subject to such restriction and potential use until the cancellation, termination, expiration or reduction of the face amount of the outstanding letters of credit. The remaining amount of cash collateral at any time may not be less than 103% of the amount available to be drawn under the letters of credit then remaining outstanding, except the ED Letter of Credit, for which the cash collateral must not be less than 109% of the amount available to be drawn. See Note 9 – Debt, for additional information.

•	We are subject to various claims and contingencies, including those related to litigation, government investigations, business transactions, guarantee arrangements, tax matters and employee-related matters, among others. See Note 12 – Commitments and Contingencies, for a further discussion of certain litigation and government investigations to which we are subject.

•	Although we have consolidated both the PEAKS Trust and the CUSO, and we no longer record a contingent liability related to those programs on our Consolidated Balance Sheets, our significant guarantee obligations under the PEAKS Guarantee and the CUSO RSA remain in effect. In 2014, we made payments of approximately $159,300 under the PEAKS Guarantee, $1,832 of Payments on Behalf of Borrowers and approximately $9,139, net of $466 of recoveries owed to us that we offset against amounts that we owed to the CUSO, related to the CUSO RSA. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately $30,800 in 2015 and approximately $5,300 in 2016. In addition, based upon various assumptions, including the historical and projected performance and collections of the private education loans under the CUSO Program, we believe that we will make payments under the CUSO RSA, net of recoveries, of approximately $13,093 in 2015 and $21,663 in 2016. See Note 9 – Debt and Note 12 – Commitments and Contingencies for a further discussion of the RSAs, estimated payment amounts and contingent liabilities.

•	On December 4, 2014, we borrowed $100,000 aggregate principal amount of senior secured Term Loans. The proceeds of the Term Loans, along with other funds, were used to provide the cash collateral for outstanding letters of credit, to repay all outstanding borrowings under the Amended Credit Agreement and to pay fees in connection with the Financing Agreement. As a result, no portion of the proceeds of the Term Loans is available for working capital or other uses. Further, the funds held as cash collateral are not available for use by us to fund our operations.

•	We had negative working capital as of June 30, 2015, December 31, 2014 and June 30, 2014, primarily due to the impact of the Consolidated VIEs.

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

Forward-Looking Statements

All statements, trend analyses and other information contained in this report that are not historical facts are forward-looking statements within the meaning of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements are made based on our management’s current expectations and beliefs concerning future developments and their potential effects on us. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions. Forward-looking statements involve risks and uncertainties and do not guarantee future performance. We cannot assure you that future developments affecting us will be those anticipated by our management. Among the factors that could cause actual results to differ materially from those expressed in our forward-looking statements are the following:

•	the impact of adverse actions by the ED related to lawsuits against us and our failure to submit our 2013 audited financial statements and 2013 compliance audits to it by the due date;

•	the impact of our consolidation of variable interest entities on us and the regulations, requirements and obligations that we are subject to;

•	our inability to obtain any required amendments or waivers of noncompliance with covenants under the Financing Agreement;

•	our failure to comply with the extensive education laws and regulations and accreditation standards that we are subject to;

•	our inability to remediate material weaknesses, or the discovery of additional material weaknesses, in our internal control over financial reporting;

•	the impact of our late filings with the SEC;

•	our exposure under our guarantees related to private education loan programs;

•	the outcome of litigation, investigations and claims against us;

•	the effects of the cross-default provisions in the Financing Agreement;

•	changes in federal and state governmental laws and regulations with respect to education and accreditation standards, or the interpretation or enforcement of those laws and regulations, including, but not limited to, the level of government funding for, and our eligibility to participate in, student financial aid programs utilized by our students;

•	business conditions in the postsecondary education industry and in the general economy;

•	effects of any change in our ownership resulting in a change in control, including, but not limited to, the consequences of such changes on the accreditation and federal and state regulation of our campuses;

•	our ability to implement our growth strategies;

•	our ability to retain or attract qualified employees to execute our business and growth strategies;

•	our failure to maintain or renew required federal or state authorizations or accreditations of our campuses or programs of study;

•	receptivity of students and employers to our existing program offerings and new curricula;

•	our ability to repay moneys we have borrowed; and

•	our ability to collect internally funded financing from our students.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our 2014 Form 10-K and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and of this report. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

In the six months ended June 30, 2015:

•	we made payments aggregating $33.6 million under the PEAKS Guarantee and the CUSO RSA;

•	we made principal, interest and fee payments aggregating $9.7 million under the Financing Agreement; and

•	our new student enrollment decreased 17.1% compared to the six months ended June 30, 2014.

We continue to have significant cash payment obligations in connection with the PEAKS Program and the CUSO Program. Based on various assumptions, including the historical and projected performance and collection of the PEAKS Trust Student Loans, we believe that we will make payments under the PEAKS Guarantee of approximately:

•	$30.8 million in 2015;

•	$5.3 million in 2016;

•	$0.1 million in 2017; and

•	$15.3 million in 2020.

In the six months ended June 30, 2015, we made payments under the CUSO RSA of approximately $13.1 million, net of $0.5 million of recoveries. Based on various assumptions, including the historical and projected performance and collections of the CUSO Student Loans, the following table sets forth, in the periods indicated, our projections of the estimated amount of Regular Payments and Discharge Payments that we expect to pay (or that we expect will be owed by us, which amounts could be reduced prior to payment thereof by the amount of recoveries from charged-off loans owed to us) and the estimated amount of recoveries from charged-off loans that we expect to be paid to us by the CUSO (or that we may utilize to offset a portion of the amounts of Regular Payments or Discharge Payments owed by us):

Period	Estimated Regular Payments		Estimated Discharge Payments	Estimated Recoveries		Estimated Total Payments, Net
	(In Thousands)
July 1 through December 31, 2015	$0	(1)	$0	$0	(2)	$0	(1)
Year ended December 31, 2016	24,017	(3)	0	(2,354	)(4)	21,663	(3)(4)
Year ended December 31, 2017	17,615		0	(1,534)		16,081
Years ended December 31, 2018 and later	0		70,908	(1,571)		69,337

Total	$41,632		$70,908	$(5,459)		$107,081	(5)

(1)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $8.9 million.
(2)	This amount excludes recoveries from charged-off loans that we have estimated will be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016.
(3)	This amount assumes that, pursuant to the Sixth Amendment to CUSO RSA, we elect to defer to 2016 all additional CUSO RSA payments that otherwise would have become due in 2015 after June 8, 2015, which we estimate will be approximately $8.9 million.
(4)	This amount reflects (a) recoveries from charged-off loans estimated to be received by the CUSO between June 8, 2015 and December 31, 2015 and owed to us, which we expect to offset against amounts paid by us under the CUSO RSA in 2016, and (b) recoveries from charged-off loans that we estimate will be received by the CUSO, owed to us and offset against amounts paid by us in 2016.
(5)	The estimated amount of future payments under the CUSO RSA assumes that the Offset that we made in 2013 of certain payment obligations under the CUSO RSA against the CUSO’s obligations owed to us under the Revolving Note will not be determined to have been improper. See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a further discussion of that Offset. In the event that Offset is determined to be improper, we may be required to pay the CUSO approximately $9.5 million, net of approximately $1.0 million of recoveries from charged-off loans, which would be in addition to the estimated payment amounts set forth in this table.

We believe that the vast majority of the $70.9 million of estimated payments projected to be payable by us after 2017 will be paid in 2018, net of any recoveries that we offset. The estimated future payment amounts and timing related to the CUSO RSA assume, among other factors, that we do not make any Discharge Payments in 2015, 2016 or 2017 (other than the Discharge Payments made in March 2015 pursuant to the terms of the Fifth Amendment to CUSO RSA and in June 2015 pursuant to the terms of the Sixth Amendment to CUSO RSA) and do make Discharge Payments to the fullest extent possible in 2018 and later years. If we do not make the Discharge Payments as assumed in 2018 and later years, we estimate that we would make approximately $93.8 million of Regular Payments in 2018 through approximately 2026. Of this amount, approximately $18.6 million to $20.0 million would be paid annually in each of 2018 through 2021, and approximately $16.2 million in the aggregate, would be paid in 2022 through 2026.

We also have debt service and principal repayment obligations under the Financing Agreement. We estimate that in 2015, the amount of those cash payment obligations will be approximately $19.3 million. In the event of a default by us under the Financing Agreement, the lenders could declare the full amount of the Term Loans then outstanding to be immediately due and payable in full. Our obligations under the Financing Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including a mortgage on all of our and our subsidiaries’ owned real estate. The covenants under the Financing Agreement could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and/or to make certain payments under the RSAs. In addition, pursuant to the Amended Credit Agreement, we have an obligation to pay participation fees related to the outstanding letters of credit issued for our account. We estimate that in 2015, we will pay approximately $2.2 million in participation fees related to the outstanding letters of credit.

Continued enrollment declines and/or increases in use of institutional scholarships and awards would have a negative impact on our revenue, cash flows and financial condition.

Based on our current projections, we believe that cash generated from operations will be sufficient for us to satisfy our CUSO RSA and PEAKS Guarantee payments, working capital, loan repayment and capital expenditure requirements over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. We also believe that any reduction in cash and cash equivalents that may result from their use to make payments under the CUSO RSA and PEAKS Guarantee or repay loans will not have a material adverse effect on our planned capital expenditures, ability to meet any applicable regulatory financial responsibility standards, ability to satisfy the financial covenants under the Financing Agreement or ability to conduct normal operations over the 12-month period following the date that this Quarterly Report on Form 10-Q was filed with the SEC. Our projections, however, are estimates, which are based on numerous assumptions and, therefore, may not prove to be accurate or reliable and involve a number of risks and uncertainties. See Note 13 – Risks and Uncertainties of the Notes to Condensed Consolidated Financial Statements, Part I, Item 1, “Risk Factors” in our 2014 Form 10-K and Part II, Item 1A, “Risk Factors” in our 2015 Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in this report for a further discussion of those risks and uncertainties.

Consolidations and Core Operations

Our consolidated financial statements as of and for the three and six months ended June 30, 2015 include the results of operations, financial condition and cash flows of the CUSO and the PEAKS Trust, two variable interest entities that we were required to consolidate in our consolidated financial statements. Beginning on September 30, 2014, our consolidated financial statements include the CUSO, and beginning on February 28, 2013, our consolidated financial statements include the PEAKS Trust.

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

Unless otherwise noted, the information in this management’s discussion and analysis of financial condition and results of operations is presented and discussed on a consolidated basis, including the CUSO and the PEAKS Trust as of and following the applicable consolidation dates. Certain information is also provided, however, regarding our results of operations on a basis that excludes the impact of the CUSO and the PEAKS Trust. We identify and describe our education programs and education-related services on this basis as our core operations (“Core Operations”). The presentation of the Core Operations financial measures differs from the presentation of our condensed consolidated financial measures determined in accordance with GAAP. Our management believes that the Core Operations information provides useful information to investors, because it:

•	allows more meaningful information about our ongoing operating results;

•	helps in performing trend analyses and identifying trends that may otherwise be masked or distorted by items that are not part of the Core Operations; and

•	provides a higher degree of transparency of our core results of operations.

The following tables set forth selected data from our Statements of Income for the three and six months ended:

•	June 30, 2015 regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis;

•	the CUSO on a stand-alone basis; and

•	the Core Operations, the CUSO and the PEAKS Trust consolidated in accordance with GAAP; and

•	June 30, 2014 regarding:

•	the Core Operations on a stand-alone basis;

•	the PEAKS Trust on a stand-alone basis; and

•	the Core Operations and the PEAKS Trust consolidated in accordance with GAAP.

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

	Three Months Ended June 30, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$210,800	$2,246	$1,185	$214,231
Costs and expenses:
Cost of educational services	101,865	0	0	101,865
Student services and administrative expenses	90,436	489	483	91,408
Legal and professional fees related to certain lawsuits, investigations and accounting matters	6,005	0	0	6,005
Provision for private education loan losses	0	4,615	(1,302)	3,313

Total costs and expenses	198,306	5,104	(819)	202,591

Operating income (loss)	12,494	(2,858)	2,004	11,640
Interest income	22	0	0	22
Interest (expense)	(3,592)	(2,826)	(3,573)	(9,991)

Income (loss) before provision for income taxes	$8,924	$(5,684)	$(1,569)	$1,671

	Three Months Ended June 30, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$234,857	$3,239	$238,096
Costs and expenses:
Cost of educational services	116,276	0	116,276
Student services and administrative expenses	96,326	1,221	97,547
Legal and professional fees related to certain lawsuits, investigations and accounting matters	8,380	0	8,380
Provision for private education loan losses	0	9,071	9,071

Total costs and expenses	220,982	10,292	231,274

Operating income (loss)	13,875	(7,053)	6,822
Interest income	15	0	15
Interest (expense)	(755)	(5,508)	(6,263)

Income (loss) before provision for income taxes	$13,135	$(12,561)	$574

	Six Months Ended June 30, 2015
	Core Operations	PEAKS Trust	CUSO	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$437,298	$4,659	$2,249	$444,206
Costs and expenses:
Cost of educational services	205,418	0	0	205,418
Student services and administrative expenses	179,751	1,030	879	181,660
Legal and professional fees related to certain lawsuits, investigations and accounting matters	13,291	0	0	13,291
Provision for private education loan losses	0	5,418	(861)	4,557

Total costs and expenses	398,460	6,448	18	404,926

Operating income (loss)	38,838	(1,789)	2,231	39,280
Interest income	35	0	0	35
Interest (expense)	(7,080)	(6,085)	(7,214)	(20,379)

Income (loss) before provision for income taxes	$31,793	$(7,874)	$(4,983)	$18,936

	Six Months Ended June 30, 2014
	Core Operations	PEAKS Trust	GAAP Consolidated
	(In Thousands)
Statement of Income Data:
Revenue	$469,647	$6,372	$476,019
Costs and expenses:
Cost of educational services	236,391	0	236,391
Student services and administrative expenses	194,148	2,637	196,785
Legal and professional fees related to certain lawsuits, investigations and accounting matters	13,927	0	13,927
Provision for private education loan losses	0	9,071	9,071

Total costs and expenses	444,466	11,708	456,174

Operating income (loss)	25,181	(5,336)	19,845
Interest income	34	0	34
Interest (expense)	(1,550)	(11,614)	(13,164)

Income (loss) before provision for income taxes	$23,665	$(16,950)	$6,715

Following the applicable Consolidation, our revenue consists of:

•	revenue from the Core Operations, primarily from tuition, tool kit sales and student fees;

•	student loan interest income on the Private Education Loans, which is the accretion of the accretable yield on the Private Education Loans; and

•	administrative fees earned by the CUSO.

We did not recognize any revenue related to the CUSO in our Condensed Consolidated Statements of Income for the three or six months ended June 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

We did not recognize any student services and administrative expenses related to the CUSO in our Condensed Consolidated Statements of Income for the three or six months ended June 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

Following the applicable Consolidation, our provision for private education loan losses in a reporting period represents the increase in the allowance for loan losses that occurred during that period. The allowance for loan losses is the difference between the carrying value and the total present value of the expected principal and interest collections of each loan pool of the Private Education Loans, discounted by the loan pool’s effective interest rate as of June 30, 2015 or 2014, as applicable. We did not recognize a provision for private education loan losses related to the CUSO Student Loans in our Condensed Consolidated Statements of Income for the three or six months ended June 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

We did not recognize any interest expense on the CUSO Secured Borrowing Obligation in the three or six months ended June 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

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

Since the inception of the CUSO Program, under the CUSO RSA, we have guaranteed, and continue to guarantee, the repayment of any CUSO Student Loans that are charged off above a certain percentage of the CUSO Student Loans made under the CUSO Program, based on the annual dollar volume. Our obligations under the CUSO RSA remain in effect until all CUSO Student Loans are paid in full. Under the CUSO RSA, we have an obligation to make the monthly payments due and unpaid on those private education loans that have been charged off above a certain percentage. Instead of making those Regular Payments, however, we may elect to discharge our obligations to make Regular Payments on specified charged-off private education loans by making Discharge Payments.

The revenue and expenses of the PEAKS Trust and CUSO are presented in our Consolidated Statements of Income following the applicable Consolidation. The cash received by the PEAKS Trust, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the PEAKS Trust. The cash received by the CUSO, which is derived from its revenue, however, is considered restricted and can only be used to satisfy the obligations of the CUSO. The revenue and expenses of the CUSO were not presented in our Condensed Consolidated Statements of Income for the three or six months ended June 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

Background

We are a leading proprietary provider of postsecondary degree programs in the United States based on revenue and student enrollment. As of June 30, 2015, we were offering:

•	master, bachelor and associate degree programs to approximately 47,000 students; and

•	short-term information technology and business learning solutions for career advancers and other professionals.

As of June 30, 2015, we had 141 college locations in 39 states. We closed two college locations in the three months ended June 30, 2015. In addition, we offered one or more of our online programs to students who are located in 50 states. All of our college locations are authorized by the applicable education authorities of the states in which they operate, and are accredited by an accrediting commission recognized by the ED. We design our education programs, after consultation with employers and other constituents, to help graduates prepare for careers in various fields involving their areas of study. We have provided career-oriented education programs since 1969 under the “ITT Technical Institute” name and since 2009 under the “Daniel Webster College” name. In addition, through the CPD, we offer training programs to career advancers and other professionals.

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

Results of Operations

The following table sets forth the percentage relationship of certain statement of income data to revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	47.5%	48.8%	46.2%	49.7%
Student services and administrative expenses	42.7%	41.0%	40.9%	41.3%
Legal and professional fees related to certain lawsuits, investigations and accounting matters	2.8%	3.5%	3.0%	2.9%
Provision for private education loan losses	1.5%	3.8%	1.0%	1.9%

Operating income	5.4%	2.9%	8.8%	4.2%
Interest (expense), net	(4.7%)	(2.6%)	(4.6%)	(2.8%)

Income before provision for income taxes	0.8%	0.3%	4.3%	1.4%

The following table sets forth our total student enrollment in education programs as of the dates indicated:

	2015		2014
Total Student Enrollment in Education Programs as of:	Total Student Enrollment in Education Programs	(Decrease) To Prior Year	Total Student Enrollment in Education Programs	(Decrease) To Prior Year
March 31	51,201	(10.4%)	57,125	(6.4%)
June 30	47,874	(13.7%)	55,485	(5.3%)
September 30	Not applicable	Not applicable	57,101	(6.4%)
December 31	Not applicable	Not applicable	53,646	(6.8%)

Total student enrollment in education programs includes all new and continuing students. A continuing student is any student who, in the academic term being measured, is enrolled in an education program at one of our campuses and was enrolled in the same program at any of our campuses at the end of the immediately preceding academic term. A new student is any student who, in the academic term being measured, enrolls in and begins attending any education program at one of our campuses:

•	for the first time at that campus;

•	after graduating in a prior academic term from a different education program at that campus; or

•	after having withdrawn or been terminated from an education program at that campus.

The following table sets forth our new student enrollment in education programs in the periods indicated:

	2015		2014
New Student Enrollment in Education Programs in the Three Months Ended:	New Student Enrollment in Education Programs	(Decrease) To Prior Year	New Student Enrollment in Education Programs	Increase (Decrease) To Prior Year
March 31	14,104	(15.8%)	16,746	(3.8%)
June 30	12,638	(18.6%)	15,523	(8.1%)
September 30	Not applicable	Not applicable	18,317	(9.8%)
December 31	Not applicable	Not applicable	12,639	(9.7%)

Total for the year	Not applicable	Not applicable	63,225	(7.8%)

We believe that the 18.6% decrease in new student enrollment in education programs in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and the 15.8% decrease in new student enrollment in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were primarily due to:

•	a decrease in the rate at which prospective students who inquired about our education programs actually applied for enrollment in each of the three months ended June 30, 2015 and March 31, 2015 compared to the same prior year period;

•	a decrease in the rate at which prospective students who applied for enrollment actually began attending classes in their education programs in each of the three months ended June 30, 2015 and March 31, 2015 compared to the same prior year period;

•	greater sensitivity to the cost of postsecondary education; and

•	uncertainty about the value of a postsecondary education due to the prolonged economic and labor market disruptions.

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

The following table sets forth the rates of our students’ persistence as of the dates indicated:

	Student Persistence as of:
Year	March 31	June 30	September 30	December 31
2015	69.2%	68.8%	Not applicable	Not applicable
2014	70.2%	70.0%	69.9%	71.8%
2013	71.5%	68.4%	69.4%	71.4%

We believe that the decreases in student persistence as of June 30, 2015 compared to June 30, 2014 and as of March 31, 2015 compared to March 31, 2014 were primarily due to lower student retention in certain associate degree programs of study and, to a lesser degree, an increase in graduates in the three months ended June 30, 2015 and March 31, 2015 compared to the same prior year period.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014. Revenue decreased $23.9 million, or 10.0%, to $214.2 million in the three months ended June 30, 2015 compared to $238.1 million in the three months ended June 30, 2014. The primary factors that contributed to this decrease included:

•	a 10.4% decrease in total student enrollment as of March 31, 2015, compared to March 31, 2014; and

•	a 13.7% decrease in total student enrollment as of June 30, 2015 compared to June 30, 2014.

The decrease in revenue resulting from decreases in total student enrollment was partially offset by a decrease in the average amount of institutional scholarships and awards provided per student in the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Revenue of the PEAKS Trust is comprised of interest income on the PEAKS Trust Student Loans, which is the accretion of the accretable yield of the PEAKS Trust Student Loans. Revenue of the PEAKS Trust decreased $1.0 million, or 30.7%, to $2.2 million in the three months ended June 30, 2015 compared to $3.2 million in the three months ended June 30, 2014. Revenue of the CUSO is comprised of (i) interest income on the CUSO Student Loans, which is the accretion of the accretable yield on the CUSO Student Loans, and (ii) an administrative fee paid by the CUSO Participants to the CUSO on a monthly basis (“Administrative Fee”). Revenue attributable to the interest income on the CUSO Student Loans was approximately $0.7 million and revenue attributable to the Administrative Fee was approximately $0.5 million in the three months ended June 30, 2015. No interest income on the CUSO Student Loans or revenue attributable to the Administrative Fee was included in revenue in the three months ended June 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

Cost of educational services decreased $14.4 million, or 12.4%, to $101.9 million in the three months ended June 30, 2015 compared to $116.3 million in the three months ended June 30, 2014. The primary factors that contributed to this decrease were a decrease in compensation costs resulting from fewer employees and a decrease in course supplies and electronic devices as a result of lower total student enrollments.

Cost of educational services as a percentage of revenue decreased 130 basis points to 47.5% in the three months ended June 30, 2015 compared to 48.8% in the three months ended June 30, 2014. The primary factors that contributed to this decrease were decreases in compensation costs and course supplies and electronic devices, which were partially offset by a decline in revenue.

Student services and administrative expenses decreased $6.1 million, or 6.3%, to $91.4 million in the three months ended June 30, 2015 compared to $97.5 million in the three months ended June 30, 2014. The principal causes of this decrease were decreases in bad debt expense, media advertising expenses and compensation costs. Approximately $0.5 million of expenses of the PEAKS Trust and $0.5 million of expenses of the CUSO were included in student services and administrative expenses in the three months ended June 30, 2015 compared to $1.2 million of PEAKS Trust expenses in the three months ended June 30, 2014. Those expenses primarily represented fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans, and the amount of the other administrative fees and expenses are based on the terms of the agreements for administrative services provided to the CUSO by third parties.

Student services and administrative expenses increased to 42.7% of revenue in the three months ended June 30, 2015 compared to 41.0% of revenue in the three months ended June 30, 2014. The principal cause of this increase was a decline in revenue, which was partially offset by decreases in bad debt expense, media advertising expenses and compensation costs. Bad debt expense as a percentage of revenue decreased to 4.1% in the three months ended June 30, 2015 compared to 5.8% in the three months ended June 30, 2014, primarily as a result of a reduction in internal student financing from the utilization of the Opportunity Scholarship and other institutional scholarships and awards.

Legal and professional fees related to certain lawsuits, investigations and accounting matters decreased $2.4 million, or 28.3%, to $6.0 million in the three months ended June 30, 2015 compared to $8.4 million in the three months ended June 30, 2014. In the three months ended June 30, 2015, these expenses related primarily to legal fees associated with:

•	the CFPB Litigation; and

•	the SEC Litigation.

In the three months ended June 30, 2014, these expenses related primarily to legal and professional fees associated with:

•	the SEC investigation of us;

•	the investigation of us by various states Attorneys General;

•	the New Mexico Litigation;

•	the CFPB Litigation;

•	certain accounting matters, including the Consolidation and contingent liability analyses; and

•	certain other legal and regulatory matters.

See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

The provision for private education loan losses of $3.3 million in the three months ended June 30, 2015 represented the increase in the allowance for loan losses on the Private Education Loans that occurred from April 1, 2015 through June 30, 2015. We recorded a provision for private education loan losses of approximately $9.1 million in the three months ended June 30, 2014. See Note 7 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses.

Operating income increased $4.8 million, or 70.6%, to $11.6 million in the three months ended June 30, 2015 compared to $6.8 million in the three months ended June 30, 2014, primarily as a result of the impact of the factors discussed above in connection with:

•	revenue;

•	cost of educational services;

•	student services and administrative expenses;

•	legal and professional fees related to certain lawsuits, investigations and accounting matters; and

•	the provision for private education loan losses.

Our operating margin increased to 5.4% in the three months ended June 30, 2015 compared to 2.9% in the three months ended June 30, 2014, primarily as a result of the impact of the factors discussed above.

Interest income was less than $0.1 million in the three months ended June 30, 2015 and June 30, 2014. Interest expense increased $3.7 million, or 59.5%, to $10.0 million in the three months ended June 30, 2015 compared to $6.3 million in the three months ended June 30, 2014, primarily due to:

•	interest expense of approximately $2.8 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt in the three months ended June 30, 2015, compared to $5.5 million the three months ended June 30, 2014;

•	interest expense of approximately $3.6 million related to the CUSO Secured Borrowing Obligation in the three months ended June 30, 2015, compared to none in the three months ended June 30, 2014; and

•	increases in the amount of outstanding borrowings and the effective interest rate on those borrowings in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 57.2% in the three months ended June 30, 2015 compared to 31.7% in the three months ended June 30, 2014. The effective income tax rate was lower in the three months ended June 30, 2014, primarily due to the favorable settlement of a state income tax matter.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014. Revenue decreased $31.8 million, or 6.7%, to $444.2 million in the six months ended June 30, 2015 compared to $476.0 million in the six months ended June 30, 2014. The primary factors that contributed to this decrease included:

•	a 10.4% decrease in total student enrollment as of March 31, 2015 compared to March 31, 2014;

•	a 6.8% decrease in total student enrollment as of December 31, 2014 compared to December 31, 2013; and

•	a 13.7% decrease in total student enrollment as of June 30, 2015 compared to June 30, 2014.

The decrease in revenue resulting from decreases in total student enrollment was partially offset by a decrease in the average amount of institutional scholarships and awards provided per student in the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Revenue of the PEAKS Trust decreased $1.7 million, or 26.9%, to $4.7 million in the six months ended June 30, 2015 compared to $6.4 million in the six months ended June 30, 2014. Revenue attributable to the interest income on the CUSO Student Loans was approximately $1.4 million and revenue attributable to the Administrative Fee was approximately $0.9 million in the six months ended June 30, 2015. No interest income on the CUSO Student Loans or revenue attributable to the Administrative Fee was included in revenue in the six months ended June 30, 2014, because the CUSO Consolidation was effective September 30, 2014.

Cost of educational services decreased $31.0 million, or 13.1%, to $205.4 million in the six months ended June 30, 2015 compared to $236.4 million in the six months ended June 30, 2014. The primary factors that contributed to this decrease were a decrease in compensation costs resulting from fewer employees and a decrease in course supplies and electronic devices as a result of lower total student enrollments.

Cost of educational services as a percentage of revenue decreased 350 basis points to 46.2% in the six months ended June 30, 2015 compared to 49.7% in the six months ended June 30, 2014. The primary factors that contributed to this decrease were a decrease in compensation costs resulting from fewer employees and a decrease in course supplies and electronic devices as result of lower total student enrollments, which were partially offset by a decline in revenue.

Student services and administrative expenses decreased $15.1 million, or 7.7%, to $181.7 million in the six months ended June 30, 2015 compared to $196.8 million in the six months ended June 30, 2014. The principal causes of this decrease were decreases in bad debt expense, media advertising expenses and compensation costs. Approximately $1.0 million of expenses of the PEAKS Trust and $0.9 million of expenses of the CUSO were included in student services and administrative expenses in the six months ended June 30, 2015 compared to $2.6 million of PEAKS Trust expenses in the six months ended June 30, 2014. Those expenses primarily represent fees for servicing the Private Education Loans and various other administrative fees and expenses of the PEAKS Trust and the CUSO. The amount of the fees for servicing the PEAKS Trust Student Loans are based on the outstanding balance of non-defaulted PEAKS Trust Student Loans, and the amount of the other administrative fees and expenses are based on the outstanding principal balance of the PEAKS Senior Debt. The amount of the fees for servicing the CUSO Student Loans is based on the number of loans that have not defaulted and the payment status of the loans, and the amount of the other administrative fees and expenses are based on the terms of the agreements for administrative services provided to the CUSO by third parties.

Student services and administrative expenses decreased to 40.9% of revenue in the six months ended June 30, 2015 compared to 41.3% of revenue in the six months ended June 30, 2014. The principal causes of this decrease were decreases in bad debt expense, media advertising expenses and compensation costs, which were partially offset by a decline in revenue. Bad debt expense as a percentage of revenue decreased to 4.7% in the six months ended June 30, 2015 compared to 6.4% in the six months ended June 30, 2014, primarily as a result of a reduction in internal student financing from the utilization of the Opportunity Scholarship and other institutional scholarships and awards.

Legal and professional fees related to certain lawsuits, investigations and accounting matters decreased $0.6 million, or 4.6%, to $13.3 million in the six months ended June 30, 2015 compared to $13.9 million in the six months ended June 30, 2014. In the six months ended June 30, 2015, these expenses related primarily to legal and professional fees associated with:

•	the CFPB Litigation;

•	the SEC Litigation;

•	the securities class action and shareholder derivative lawsuits filed against us;

•	certain accounting matters; and

•	the investigation of us by various states Attorneys General.

In the six months ended June 30, 2014, these expenses related primarily to legal and professional fees associated with:

•	the SEC investigation of us;

•	the investigation of us by various states Attorneys General;

•	the New Mexico Litigation;

•	the New York Securities Litigation;

•	the CFPB Litigation;

•	certain accounting matters, including the PEAKS Consolidation and contingent liability analyses;

•	the PEAKS Letter Agreement; and

•	certain other legal and regulatory matters.

See Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for further information about those matters.

The provision for private education loan losses of approximately $4.6 million in the six months ended June 30, 2015 represented the increase in the allowance for loan losses that occurred from January 1, 2015 through June 30, 2015. See Note 7 – Private Education Loans of the Notes to Condensed Consolidated Financial Statements, for a discussion of the allowance for loan losses. The provision for private education loan losses recorded in the six months ended June 30, 2014 was approximately $9.1 million and represented the increase in the allowance for loan losses that occurred from January 1, 2014 through June 30, 2014.

Operating income increased $19.4 million, or 97.9%, to $39.3 million in the six months ended June 30, 2015 compared to $19.8 million in the six months ended June 30, 2014, primarily as a result of the impact of the factors discussed above in connection with revenue, cost of educational services, student services and administrative expenses, legal and professional fees related to certain lawsuits, investigations and accounting matters, and provision for private education loan losses. Our operating margin increased to 8.8% in the six months ended June 30, 2015 compared to 4.2% in the six months ended June 30, 2014, primarily as a result of the impact of the factors discussed above.

Interest income was less than $0.1 million in the six months ended June 30, 2015 and June 30, 2014. Interest expense increased $7.2 million, or 54.8%, to $20.4 million in the six months ended June 30, 2015 compared to $13.2 million in the six months ended June 30, 2014, primarily due to:

•	interest expense of approximately $6.1 million on the PEAKS Senior Debt, which includes the contractual interest obligation and the accretion of the discount on the PEAKS Senior Debt, in the six months ended June 30, 2015 compared to $11.6 million in the six months ended June 30, 2014;

•	interest expense of approximately $7.2 million related to the CUSO Secured Borrowing Obligation in the six months ended June 30, 2015, compared to none in the six months ended June 30, 2014; and

•	an increase in the amount of our outstanding borrowings and the effective interest rate on those borrowings in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for further information about interest expense and effective interest rates under the Financing Agreement and Amended Credit Agreement.

Our combined federal and state effective income tax rate was 41.0% in the six months ended June 30, 2015 compared to 40.2% in the six months ended June 30, 2014. The effective income tax rate was lower in the six months ended June 30, 2014, primarily due to the favorable settlement of a state income tax matter. In addition, pre-tax income was higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, while the amount of book/tax differences remained approximately the same between the two periods.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents were $124.6 million as of June 30, 2015 compared to $135.9 million as of December 31, 2014 and $225.0 million as of June 30, 2014.

The $11.3 million decrease in cash and cash equivalents as of June 30, 2015 compared to December 31, 2014, was primarily due to net cash flows from operating activities of $32.0 million, offset by payments related to our RSA obligations and the Term Loan that resulted in principal reductions totaling approximately:

•	$25.0 million related to the PEAKS Senior Debt;

•	$10.4 million related to the CUSO Secured Borrowing Obligation; and

•	$5.0 million under the Financing Agreement.

The $100.3 million decrease in cash and cash equivalents as of June 30, 2015 compared to June 30, 2014 was primarily due to:

•	repayments of principal totaling approximately $154.8 million related to the PEAKS Senior Debt and the CUSO Secured Borrowing Obligation;

•	providing cash collateral of $89.3 million related to outstanding letters of credit issued for our account;

•	the repayment of $50.0 million of outstanding borrowings under the Amended Credit Agreement; and

•	the repayment of principal totaling $5.0 million under the Financing Agreement.

The decrease in cash and cash equivalents as of June 30, 2015 compared to June 30, 2014 was partially offset by:

•	proceeds from borrowings under the Financing Agreement of $100.0 million, excluding $3.0 million of commitment fees paid to the lender; and

•	net cash flows generated from operating activities of $110.3 million.

See Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the payments we made related to the Financing Agreement, the Amended Credit Agreement and the private education loan programs.

Our Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014 included the assets and liabilities of the PEAKS Trust and the CUSO. As of June 30, 2014, our Condensed Consolidated Balance Sheet included the assets and liabilities of the PEAKS Trust. The assets and liabilities of the CUSO were not included on our Condensed Consolidated Balance Sheet as of June 30, 2014, because we did not consolidate the CUSO in our consolidated financial statements until September 30, 2014. The assets of the PEAKS Trust can only be used to satisfy the obligations of the PEAKS Trust and the assets of the CUSO can only be used to satisfy the obligations of the CUSO.

Restricted cash of $6.9 million as of June 30, 2015 included approximately $1.6 million of funds held by the PEAKS Trust and $3.5 million of funds held by the CUSO. As of December 31, 2014, the funds held by the PEAKS Trust included in restricted cash on our Condensed Consolidated Balance Sheets were $1.6 million and as of June 30, 2014 they were $1.4 million. Funds held by the CUSO included in restricted cash on our Condensed Consolidated Balance Sheet as of December 31, 2014 were $2.5 million.

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

In the six months ended June 30, 2015, we made payments under the PEAKS Guarantee of approximately $20.5 million in order to cause the PEAKS Trust to maintain the minimum required Asset/Liability Ratio, which payments reduced the outstanding balance of the PEAKS Senior Debt. We did not make any payments under the provisions of the PEAKS Guarantee that relate to the principal and interest owed on the PEAKS Senior Debt or the administrative fees and expenses of the PEAKS Trust in the six months ended June 30, 2015.

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

In the six months ended June 30, 2015, we made payments under the CUSO RSA of approximately $13.1 million. This amount reflected approximately:

•	$3.8 million of Regular Payments, which is net of $0.5 million related to recoveries from charged-off loans that were owed to us from the CUSO and that we applied to reduce the amount payable by us to the CUSO pursuant to our offset right;

•	$2.7 million in a Discharge Payment that we made pursuant to the Fifth Amendment to CUSO RSA; and

•	$6.5 million in a Discharge Payment that we made pursuant to the Sixth Amendment to CUSO RSA.

In the year ended December 31, 2014, we made payments under the CUSO RSA of approximately $9.1 million. This amount reflected approximately:

•	$6.5 million of Regular Payments, which is net of $0.5 million related to recoveries from charge-off loans that were owed to us from the CUSO and that we applied to reduce the amount payable by us to the CUSO pursuant to our offset right; and

•	$2.6 million in a Discharge Payment that we made pursuant to the Fourth Amendment to CUSO RSA.

We believe that we will make payments in 2015 of approximately $30.8 million under the PEAKS Guarantee and approximately $13.1 million, net of $0.5 million of recoveries, under the CUSO RSA. As revised pursuant to Amendment No. 2, the Financing Agreement limits the aggregate amount of payments that we can make related to the PEAKS Guarantee and the CUSO RSA to $45.0 million under both programs in 2015, and to $35.0 million under both programs in any year after 2015 that the Financing Agreement is in effect. We entered into the Sixth Amendment to CUSO RSA in part to allow us to defer to 2016 the payment of any amounts otherwise becoming due between June 8, 2015 and December 31, 2015 under the CUSO RSA, because without such deferral, we believe that we would exceed the limitation under the Financing Agreement on amounts that we can pay in 2015 under the CUSO RSA and PEAKS Guarantee. We deferred the full amount of the payment due in June 2015 under the CUSO RSA and, based on current information and assumptions, we believe that we will likely defer to January 2016 most of the payments that otherwise would have become due under the CUSO RSA between July 1, 2015 and December 31, 2015, although we may make a small portion of those payments in 2015, depending on various factors, including whether we have reached the limit under the Financing Agreement. We estimate that the aggregate amount of CUSO RSA payments that otherwise would have become due by us in 2015 after June 8, 2015, absent the deferral, will be approximately $8.9 million.

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

In the six months ended December 31, 2014, we satisfied our letter of credit collateral obligations by providing approximately $89.3 million in cash collateral utilizing proceeds from the Term Loans and other funds. As of June 30, 2015, approximately $89.2 million was held as cash collateral related to outstanding letters of credit for our account. The amount held as cash collateral is included in the line item Collateral deposits on our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. The funds held as cash collateral related to the letters of credit are not available for use by us, and could be paid to the issuing bank for the letters of credit if the letters of credit are drawn upon. The fact that a significant amount of our cash is held in connection with the letters of credit could also negatively affect our ability to satisfy the financial metrics of the ED, SAs and ACs to which we are subject.

Pursuant to the CUSO RSA, we are required to maintain collateral to secure our guarantee obligation in an amount equal to a percentage of the outstanding balance of the private education loans disbursed to our students under the CUSO Program. As of June 30, 2015, December 31, 2014 and June 30, 2014, the total amount of this collateral was approximately $8.6 million, and was included in the line item Collateral deposits on our Condensed Consolidated Balance Sheets. The funds held as cash collateral related to the CUSO RSA are not available for use by us, and could be withdrawn by the CUSO, in which case we would be required to deposit that amount of cash in the account to maintain the required level of collateral. The CUSO has notified us that it had taken control of the restricted account containing the cash collateral, as described further in Note 12 – Commitments and Contingences of the Notes to Condensed Consolidated Financial Statements.

In the three months ended December 31, 2014, we also utilized a portion of the proceeds of the Term Loans and other funds to repay $50.0 million of outstanding loans under the Amended Credit Agreement. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Term Loans and our use of those proceeds.

We are required to recognize the funded status of our defined benefit postretirement plans on our balance sheet. We recorded an asset of $31.0 million as of June 30, 2015, compared to $29.0 million as of December 31, 2014 and $29.2 million as of June 30, 2014 for the ESI Pension Plan, a non-contributory defined benefit pension plan commonly referred to as a cash balance plan, and a liability of $0.3 million for the ESI Excess Pension Plan, a nonqualified, unfunded retirement plan, on our Condensed Consolidated Balance Sheets as of June 30, 2015, December 31, 2014 and June 30, 2014. We do not expect to make any significant contributions to either the ESI Pension Plan or ESI Excess Pension Plan in 2015.

During the fourth quarter of 2012, we introduced an institutional scholarship program, called the Opportunity Scholarship, which is intended to help reduce the cost of an ITT Technical Institute education and increase student access to our programs of study. Beginning with the June 2013 academic quarter, the Opportunity Scholarship was being offered to students at all of the ITT Technical Institute campuses. As a result of our institutional scholarships and awards granted beginning in 2013, we received minimal cash payments from private education loan lenders related to our students’ cost of education in the three and six months ended June 30, 2015 and June 30, 2014.

As an institutional scholarship, in addition to us not receiving any cash payment when amounts are awarded under the Opportunity Scholarship, students are not obligated to make payments to us of amounts awarded under the Opportunity Scholarship and, therefore, the accounts receivable from students to us, as well as revenue, decreased beginning in 2013, as we began awarding the Opportunity Scholarship at all of our ITT Technical Institute campuses. In the three months ended June 30, 2015, the amount of institutional scholarships and awards provided to our students decreased $13.6 million compared to the three months ended June 30, 2014, and in the six months ended June 30, 2014, the amount of institutional scholarships and awards provided to our students decreased $25.8 million compared to the six months ended June 30, 2014, due to decreases in student enrollment and decreases in the average amount of institutional scholarships and awards provided per student.

Operations. Net cash used in operating activities was $1.5 million in the three months ended June 30, 2015 compared to net cash generated from operating activities of $21.6 million in the three months ended June 30, 2014. The $23.1 million decrease in net cash flows from operating activities was primarily due to lower net cash receipts due to lower student enrollments in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net cash generated from operating activities was $32.0 million in the six months ended June 30, 2015 compared to $58.5 million in the six months ended June 30, 2014. The $26.5 million decrease in net cash flows from operating activities was primarily due to lower net cash receipts due to lower student enrollments in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Accounts receivable less allowance for doubtful accounts was $45.2 million as of June 30, 2015 compared to $68.9 million as of June 30, 2014. Days sales outstanding decreased 7.1 days to 19.2 days at June 30, 2015 compared to 26.3 days at June 30, 2014. Our accounts receivable balance and days sales outstanding decreased as of June 30, 2015, primarily due to:

•	a decrease in internal student financing caused by the utilization of the Opportunity Scholarship by our students since its introduction in 2012; and

•	a decrease in total student enrollment.

Investing. Capital expenditures, including expenditures for facility renovation, expansion and construction totaled $1.6 million in the three months ended June 30, 2015 compared to $1.1 million in the three months ended June 30, 2014. In the six months ended June 30, 2015, our capital expenditures totaled $2.5 million compared to $2.7 million in the six months ended June 30, 2014. These expenditures consisted primarily of classroom and laboratory equipment (such as computers and electronic equipment), classroom and office furniture, software and leasehold improvements. We also spent $5.0 million to acquire certain assets of Ascolta in the six months ended June 30, 2014.

Cash generated from operations is expected to be sufficient to fund our capital expenditure requirements.

Financing. On December 4, 2014, we and certain of our subsidiaries entered into the Financing Agreement. Under the Financing Agreement, we received an aggregate principal amount of $100.0 million under the Term Loans. A portion of the proceeds of the Term Loans and other funds were used by us on December 4, 2014 to provide approximately $89.2 million in cash collateral for letters of credit outstanding for our account, which was in addition to the approximately $0.1 million of cash collateral we had previously provided related to a letter of credit in September 2014. We also used a portion of the proceeds of the Term Loans and other funds to repay all outstanding borrowings, plus accrued interest and fees, owed by us under the Amended Credit Agreement in the amount of approximately $50.4 million on December 4, 2014. A portion of the proceeds of the Term Loans, as well as other funds, were also used for payment of fees in connection with the Financing Agreement. In the six months ended June 30, 2015, we made principal, interest and fee payments pursuant to the Financing Agreement in the aggregate amount of $9.7 million.

On March 21, 2012, we entered into the Amended Credit Agreement that provided for a $325.0 million senior revolving credit facility. A portion of the borrowings under the Amended Credit Agreement was used to prepay the entire outstanding indebtedness under a prior credit agreement which was terminated on March 21, 2012. In addition to the prepayment of the outstanding indebtedness under the prior credit agreement, borrowings under the Amended Credit Agreement were used for general corporate purposes. The commitments of the lenders under the Amended Credit Agreement to make revolving loans, issue or participate in new letters of credit and to amend, renew or extend letters of credit outstanding were terminated effective December 4, 2014. In addition, the Amended Credit Agreement provides that we must pay participation fees related to the outstanding letters of credit issued for our account. The participation fee amounts accrue on a calendar quarter basis, and are payable by us shortly after the end of each quarter. In the six months ended June 30, 2015, we paid approximately $0.7 million in participation fees. Based on the current outstanding amounts of the letters of credit issued for our account, and assumptions related to the applicable rate used to calculate the participation fees, we estimate that in the third and fourth quarters of 2015, we may pay an aggregate of approximately $1.5 million in additional participation fees related to the outstanding letters of credit under the terms of the Amended Credit Agreement.

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

The internal student financing that we provide to our students consists of non-interest bearing, unsecured credit extended to our students and is included in Accounts receivable, net on our Condensed Consolidated Balance Sheets. The utilization of the Opportunity Scholarship has significantly decreased the need for us to provide internal student financing to our students. As of June 30, 2015, our accounts receivable less allowance for doubtful accounts decreased $23.7 million, or 34.4%, to $45.2 million compared to $68.9 million as of June 30, 2014, primarily due to:

•	a decrease in internal student financing caused by the utilization of the Opportunity Scholarship by our students since its introduction in 2012; and

•	a decrease in total student enrollment.

Days sales outstanding decreased 7.1 days to 19.2 days as of June 30, 2015 compared to 26.3 days as of June 30, 2014. Bad debt expense as a percentage of revenue decreased to 4.7% in the six months ended June 30, 2015 compared to 6.4% in the six months ended June 30, 2014.

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

Contractual Obligations and Other Commitments

The following table sets forth the specified contractual obligations and other commitments as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$146,513	$38,215	$63,853	$36,957	$7,488
Term Loans(a)	113,465	23,853	89,612	0	0
PEAKS Senior Debt(b)	85,746	27,658	23,401	34,687	0
CUSO Secured Borrowing Obligation(c)	173,135	19,750	42,276	43,754	67,355

Total	$518,859	$109,476	$219,142	$115,398	$74,843

Other Commitments
Letters of credit fees(d)	$19,889	$3,222	$7,503	$9,164	$0

(a)	The Term Loans are our borrowings under the Financing Agreement. The amounts shown consist of the required quarterly principal payment amounts and quarterly administrative fees, as well as the required monthly interest payment amounts. It does not include any amounts that we may have to pay pursuant to the mandatory prepayment provision based on excess cash flow, as described in the Financing Agreement, because of the uncertainty of the amount of any excess cash flow. Interest payment amounts have been calculated based on their scheduled payment dates using the interest rate charged on our borrowings as of June 30, 2015. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the Financing Agreement.
(b)	Beginning on February 28, 2013, the PEAKS Trust was consolidated in our consolidated financial statements, and the PEAKS Senior Debt was included on our Condensed Consolidated Balance Sheet as of June 30, 2015. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of June 30, 2015 for the PEAKS Guarantee, because this liability was eliminated upon the PEAKS Consolidation. We do, however, have significant payment obligations under the PEAKS Guarantee, as further discussed in Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements. The assets of the PEAKS Trust serve as collateral for, and are intended to be the principal source of, the repayment of the PEAKS Senior Debt. There are no scheduled principal repayment requirements for the PEAKS Senior Debt prior to the January 2020 maturity date. The amounts shown in the above table represent our estimate of the total PEAKS Senior Debt interest and principal payments that may be made by the PEAKS Trust in the periods indicated. We estimated the interest due on the PEAKS Senior Debt in each of the periods based on our estimate of the outstanding balance of the PEAKS Senior Debt during those periods. Interest payments have been calculated using the interest rate charged on the PEAKS Senior Debt as of June 30, 2015. We estimated the amount of PEAKS Senior Debt principal payments in each of the periods based on an estimate of the excess cash flows generated by the PEAKS Trust. Cash flows generated by the PEAKS Trust in any month that exceed the amounts needed to pay various administrative fees and expenses and the interest due on the PEAKS Senior Debt for the month must be applied to reduce the outstanding balance on the PEAKS Senior Debt. We also considered whether any payments would be required to be made under the PEAKS Guarantee in order to maintain the required Asset/Liability Ratio. Payments made under the PEAKS Guarantee to maintain the required Asset/Liability Ratio reduce the amount of the outstanding PEAKS Senior Debt and have been included as principal payments in the above table. In order to estimate the PEAKS Senior Debt interest and principal payments shown above, we made certain assumptions regarding the timing and amount of the cash flows generated by the PEAKS Trust. The cash flows of the PEAKS Trust are dependent on the performance of the PEAKS Trust Student Loans and, therefore, are subject to change. See Note 6– Variable Interest Entities, Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the PEAKS Senior Debt and PEAKS Guarantee.
(c)	The CUSO Secured Borrowing Obligation represents the estimated amount owed by the CUSO to the CUSO Participants related to their participation interests in the CUSO Student Loans, which amount is expected to be paid to the CUSO Participants by the CUSO from payments received by the CUSO related to the CUSO Student Loans, whether from the borrower or from us under the CUSO RSA. Beginning on September 30, 2014, the CUSO was consolidated in our consolidated financial statements, and the CUSO Secured Borrowing Obligation was included on our Condensed Consolidated Balance Sheet as of June 30, 2015. There is no separate liability recorded on our Condensed Consolidated Balance Sheet as of June 30, 2015 for the CUSO RSA, because this liability was eliminated upon the CUSO Consolidation. The amounts shown in the table represent our estimate of the amount of the payments to be made to the CUSO Participants in the periods indicated. In order to estimate these payments, we made certain assumptions regarding the timing and amount of the repayment of the CUSO Student Loans and, therefore, are subject to change. See Note 6 – Variable Interest Entities of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the CUSO Secured Borrowing Obligation.

(d)	Represents the estimated amount of fees that we believe we will be required to pay in each of the periods shown related to the letters of credit issued for our account that were outstanding as of June 30, 2015. We estimated the amount of fees due on the letters of credit in each of the periods assuming that the letters of credit that were outstanding as of June 30, 2015, will remain outstanding in the same amount through December 31, 2019, except for the ED Letter of Credit, which we assumed would remain outstanding until November 4, 2019. The estimated fee amounts have been calculated using the rates specified in the Amended Credit Agreement under which they were issued. See Note 9 – Debt of the Notes to Condensed Consolidated Financial Statements, for a further discussion of these fees. As of June 30, 2015, the amount of the outstanding letters of credit that we had caused to be issued was $82.0 million. The face amounts of the letters of credit are not included in the amounts shown in the table because they do not constitute a type of contractual obligation that is required to be disclosed in the table, and we cannot reasonably predict if or when the letters of credit may be drawn upon. In addition, as of June 30, 2015, approximately $89.2 million was held as cash collateral related to the letters of credit. In the event that any of the letters of credit are drawn upon, the issuing bank would be able to access the related cash collateral to satisfy such draw. See “—Off-Balance Sheet Arrangements,” below, for further discussion of the letters of credit.

The table above does not reflect unrecognized tax benefits of $29.5 million and accrued interest related to unrecognized tax benefits of $6.6 million, because we cannot reasonably predict the timing of the resolution of the related tax positions. We may resolve certain federal and state income tax matters presently under examination within the 12 months immediately following the date of this filing. As of June 30, 2015, we estimated that it was reasonably possible that unrecognized tax benefits, excluding interest and penalties, could decrease in an amount ranging from $0 to $6.8 million in the 12 months immediately following the date of this filing due to the resolution of those matters and believe it is reasonably possible that we could pay approximately $1.0 million within the 12 months following June 30, 2015 to resolve certain income tax audits for which we have recorded an unrecognized tax benefit.

Off-Balance Sheet Arrangements

As of June 30, 2015, we leased our non-owned facilities under operating lease agreements. A majority of the operating leases contain renewal options that can be exercised after the initial lease term. Renewal options are generally for periods of one to five years. All operating leases will expire over the next nine years and management believes that, depending on the circumstances at the applicable time:

•	those leases may be renewed or replaced by other leases in the normal course of business;

•	we may purchase the facilities represented by those leases; or

•	we may purchase or build other replacement facilities.

There are no material restrictions imposed by the lease agreements, and we have not entered into any significant guarantees related to the leases. We are required to make additional payments under the terms of certain operating leases for taxes, insurance and other operating expenses incurred during the operating lease period.

As part of our normal course of operations, one of our insurers issues surety bonds for us that are required by various education authorities that regulate us. We are obligated to reimburse our insurer for any of those surety bonds that are paid by the insurer. As of June 30, 2015, the total face amount of those surety bonds was approximately $21.0 million. We caused the ED Letter of Credit in the amount of $79.7 million to be issued on October 31, 2014. As of June 30, 2015, the amount of the outstanding letters of credit that we had caused to be issued to the ED, our workers’ compensation insurers and one of our state regulatory agencies was $82.0 million. Pursuant to the Amended Credit Agreement, we were required to provide cash collateral in an amount equal to 109% of the face amount of the ED Letter of Credit and 103% of the face amount of all other letters of credit. As of June 30, 2015, approximately $89.2 million of cash was maintained in a restricted bank account to satisfy those cash collateral requirements. This amount is included in the line item Collateral deposits on our Condensed Consolidated Balance Sheet as of June 30, 2015. See Note 9 – Debt and Note 12 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, for a further discussion of the ED Letter of Credit.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of our business, we are subject to fluctuations in interest rates that could impact the cost of our financing activities and guarantee obligations. Our primary interest rate risk exposure results from changes in short-term interest rates, the LIBOR and the U.S. prime rate.

Changes in the LIBOR would affect the borrowing costs associated with the Financing Agreement and PEAKS Senior Debt. Changes in the U.S. prime rate would affect the interest cost of the Private Education Loans. We estimate that the market risk can best be measured by a hypothetical 100 basis point increase in the LIBOR or U.S. prime rate. If such a hypothetical increase in the LIBOR or U.S. prime rate were to occur, the effect on our results from operations and cash flows would not have been material for the three or six months ended June 30, 2015.

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

At the time that our 2014 Form 10-K was filed on May 29, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2014, because of material weaknesses (the “2014 Material Weaknesses”) in our internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, described below. We have also conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of June 30, 2015. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because the 2014 Material Weaknesses in our ICFR had not been fully remediated as of June 30, 2015, our DCP were not effective at the reasonable assurance level as of June 30, 2015.

Notwithstanding the 2014 Material Weaknesses, our management concluded, based on work performed during the quarter ended June 30, 2015 that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this report.

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

Our management determined that these 2014 Material Weaknesses could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management determined that each of these deficiencies constituted a material weakness in our ICFR as of December 31, 2014. See “Management’s Plan for Remediation of the 2014 Material Weaknesses,” below.

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

Changes in Internal Control over Financial Reporting

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 and concluded that except for the implementation of certain controls over the impairment of long-lived assets and the segregation of logical access controls related to our fixed asset system, there were no changes in our ICFR that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

You should carefully consider the risks and uncertainties we describe in this report and our 2014 Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially adversely affected. Except as set forth below, there have been no other material changes to the risk factors discussed in our 2014 Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.

The risk factor entitled “If our institutions were to fail to timely submit their 2014 audited consolidated financial statements and Compliance Audits to the ED by the 2015 due date, this could result in more severe sanctions being imposed on our institutions by the ED, SAs and ACs” that appeared in our 2014 Form 10-K is no longer a risk affecting us, since on June 26, 2015, our institutions submitted their 2014 audited consolidated financial statements and Compliance Audits to the ED, thus meeting the June 30, 2015 due date.

The following risk factors are updated:

If the ED’s new gainful employment regulations withstand legal challenges in court, and if any of our programs of study fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs.

On October 31, 2014, the ED issued final regulations to take effect July 1, 2015, specifying requirements related to programs of study that are intended to lead to gainful employment in a recognized occupation (the “New GE Rule”). Those requirements include two debt-to-earnings rates (“D/E Rates”) to be calculated every year, consisting of a debt-to-annual earnings (“aDTE”) rate and a debt-to-discretionary income (“dDTI”) rate.

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

In November 2014, two organizations of schools filed separate lawsuits against the ED in federal courts seeking to have the New GE Rule invalidated. One lawsuit was filed by the Association of Private Sector Colleges and Universities (“APSCU”), which represents more than 1,400 for-profit institutions nationwide, and the other lawsuit was filed by the Association of Proprietary Colleges (“APC”), which represents more than 20 for-profit colleges in the state of New York. The lawsuits alleged, among other things, that the New GE Rule exceeded the ED’s statutory authority, violated institutions’ constitutional rights, and was arbitrary and capricious. On June 23, 2015, the federal district court in the lawsuit filed by APSCU rejected APSCU’s claims and granted summary judgment in favor of the ED, and on May 27, 2015, the federal district court in the lawsuit filed by APC rejected APC’s claims and granted summary judgment in favor of the ED. It is possible that APSCU or APC, or both, may appeal the adverse decision in their case to the applicable U.S. Court of Appeals, but no court has delayed the effective date of the New GE Rule and therefore the New GE Rule became effective July 1, 2015.

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

We disagree with the ED’s determination regarding our institutions’ 2013 Composite Score, and we believe that our institutions’ 2013 Composite Score is above 1.5. We provided a written response to the ED requesting that the ED reconsider the composite score calculation for fiscal year ended December 31, 2013 and offered to meet with the ED to discuss this matter. The ED made a written request for additional information from us, to which we responded on March 25, 2015. On April 15, 2015, the ED reaffirmed its determination that our consolidated financial statements for the fiscal year ended December 31, 2013 yield a Composite Score of 0.9 out of a possible 3.0. On April 20, 2015, we provided the ED with a notice of our intent to appeal the April 15, 2015 letter from the ED addressing our institutions’ 2013 Composite Score and reiterated our offer to meet with the ED to discuss the calculation. On July 10, 2015, we submitted a written appeal to the ED of the ED’s April 15, 2015 determination, in which we explained in detail why we believe our institutions’ 2013 Composite Score is above 1.5. We cannot assure you that the ED will agree with our position on this matter.

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

One or more of our institutions may have to post a letter of credit or be subject to other sanctions if it does not correctly calculate and return within the required time frame Title IV Program funds for, or refund monies paid by or on behalf of, students who withdraw before completing their program of study. The HEA and its implementing regulations impose limits on the amount of Title IV Program funds withdrawing students can use to pay their education costs (the “Return Policy”). The Return Policy permits a student to use only a pro rata portion of the Title IV Program funds that the student would otherwise be eligible to use, if the student withdraws during the first 60% of any period of enrollment. For the vast majority of our campuses, a period of enrollment is generally an academic quarter. The institution must calculate and return to the ED any Title IV Program funds that the institution receives on behalf of a withdrawing student in excess of the amount the student can use for such period of enrollment. The institution must return those unearned funds in a timely manner which is generally within 45 days of the date the institution determined that the student had withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the ED or be otherwise sanctioned by the ED. An institution is required to post a letter of credit with the ED in an amount equal to 25% of the total dollar amount of unearned Title IV Program funds that the institution was required to return with respect to withdrawn students during its most recently completed fiscal year, if the institution is found in an audit or program review to have untimely returned unearned Title IV Program funds with respect to 5% or more of the students in the audit or program review sample of withdrawn students, in either of its two most recently completed fiscal years. As of June 30, 2015, no audit or program review had found that any of our institutions violated the ED’s standard on the timely return of unearned Title IV Program funds. The requirement to post a letter of credit or other sanctions by the ED could increase our cost of regulatory compliance and adversely affect our results of operations. Further, we cannot assure you that our institutions would be able to submit a letter of credit payable to the ED in the amount required by the ED, or that we would be able to provide the cash collateral required to maintain any letter of credit.

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

Any of these sanctions could adversely affect our financial condition, results of operations and cash flows and impose significant operating restrictions on us. Further, the ED can disapprove new educational program applications for administrative capability reasons. For example, in December 2014, the ED disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent Compliance Audits and ED program reviews, and in March 2015, the ED disapproved two of eight new degree programs that we applied to offer at DWC also due to administrative capability issues. Our institutions’ 2014 Compliance Audits, which were submitted to the ED in June 2015, contained findings in some areas that were similar to or the same as some of the findings in the preceding years’ Compliance Audits.

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

In December 2014, the ED informed us that it had disapproved our application to offer four new degree programs at the ITT Technical Institutes due to administrative capability issues reported in recent Compliance Audits and ED program reviews. The ED also told us that we could reapply for these programs when we demonstrated improved performance in those areas. Although we believe that we have made improvements in the areas identified by the ED and we intend to reapply to the ED for approval to offer these programs in the future, we cannot assure you that the ED will approve that re-application or that the ED will permit us to apply for a third time if the re-application is not approved. In addition, in March 2015, the ED approved six and disapproved two new degree programs that we had applied to offer at Daniel Webster College. The basis for disapproval was du e to administrative capability issues reported in recent compliance audits and ED program reviews. Our institutions’ 2014 Compliance Audits, which were submitted to the ED in June 2015, contained findings in some areas that were similar to or the same as some of the findings in the preceding years’ Compliance Audits.

See “—If the ED’s new gainful employment regulations withstand legal challenges in court, and if any of our programs of study  fail to qualify as programs that lead to gainful employment in a recognized occupation under those regulations, students attending those programs of study will be unable to use Title IV Program funds to help pay their education costs,” regarding additional program approval requirements that are contained in the New GE Rule.

Our campuses’ failure to comply with the requirements for receiving veterans’ educational benefits or Department of Defense tuition assistance program funds could result in their loss of eligibility to receive such benefits and funds, which could materially and adversely affect our business. Effective May 11, 2015, the California State Approving Agency for Veterans Education (“CSAAVE”), a division of the California Department of Veterans Affairs, gave notice to all of our campuses in California, suspending the approval of their courses for receipt of veterans’ educational program benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (collectively the “GI Bill Programs”). The basis for the suspension was CSAAVE’s determination that the campuses did not fully comply with the financial stability standards for accreditation published by the Accrediting Council for Independent Colleges and Schools (the “ACICS”). The notice of suspension precludes our California campuses from future enrollment or re-enrollment of veterans or their dependents intending to utilize the GI Bill Programs’ education benefits to pay in whole or in part for their enrollment in the campus. We have been in contact with CSAAVE, which requested that we submit additional financial information, including a statement of determination from the ACICS that all of our California campuses fully comply with the ACICS financial stability standards and requirements for accreditation. Although we submitted the requested information to CSAAVE, they refused to lift the suspension order. In response, on June 1, 2015, we filed a verified petition for writ of mandate, application for stay, and complaint for injunctive and declaratory relief in the Superior Court of the State of California, County of Orange under the following caption: ITT Educational Services, Inc. v. The California State Approving Agency for Veterans Education and the California Department of Veteran Affairs (the “CSAAVE Petition”). On June 23, 2015, the court issued an alternative writ of mandate ordering CSAAVE to either immediately rescind its suspension of approval of our campuses’ courses for enrollment by veterans, and so notify the public, or appear before the court on August 21, 2015 to show cause as to why CSAAVE has not rescinded the suspension. The court also stayed CSAAVE’s suspension of our campuses’ courses until the August 21, 2015 hearing date. While the stay is in effect, we may continue to enroll veterans and CSAAVE must notify the public of the lifting of the suspension. We intend to continue to pursue a favorable judgment on the CSAAVE Petition, but cannot predict the outcome of any legal action or whether the matter will result in any settlement. If the CSAAVE Petition is unsuccessful, or if CSAAVE does not lift the suspension order, CSAAVE has stated that the approval of our California campuses to train veterans will be withdrawn. If the suspension is not rescinded on a timely basis or if the approval to train veterans is withdrawn, our enrollments, results of operations and financial condition could be materially and adversely affected.

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

The failure of DWC to meet the accreditation requirements of NEASC could result in its loss of eligibility to participate in Title IV Programs and possibly its ability to operate. DWC was subject to a notice of concern from its accrediting commission, the Commission on Institutions of Higher Education of the New England Association of Schools and Colleges (“NEASC”) with respect to DWC’s financial condition from June 2009, when we acquired DWC, until April 2011. NEASC reinstated the notice of concern with respect to DWC’s financial condition in March 2013. During 2013 and the first quarter of 2014, NEASC evaluated DWC in connection with its financial condition, but NEASC did not remove the notice of concern. In November 2014, NEASC conducted a focused evaluation visit at DWC to assess, in part, DWC’s progress in addressing the issues that led NEASC to reinstate the notice of concern in 2013. DWC responded to the visiting team’s report in February 2015, and subsequently responded to questions related to the visiting team’s report and our pending regulatory and financial matters during NEASC’s April 2015 meeting.

On June 24, 2015, NEASC informed DWC that it had reason to believe that DWC may not meet three NEASC standards. As a result, DWC is being given the opportunity at NEASC’s September 2015 meeting to show cause why DWC’s accreditation should not be withdrawn. DWC is required to submit a show-cause report by September 4, 2015, evidencing compliance with the three NEASC accreditation standards cited: Standard Two (Planning and Evaluation), Standard Three (Organization and Governance), and Standard Nine (Financial Resources). NEASC requested specific materials be included with the show-cause report, including an update on DWC’s planning efforts and progress in developing a strategic plan and an enrollment management plan, an update on Summer 2015 and Fall 2015 enrollment, evidence that we will provide sufficient continued financial support to DWC, an update on our financial and regulatory challenges, and an update on the appointment of a new CEO for DWC. DWC is working on a responsive show-cause report to submit to NEASC prior to the September 2015 meeting.

If NEASC decides at its September 2015 meeting to continue DWC’s accreditation, NEASC will re-evaluate DWC’s accreditation when its current 10-year grant of accreditation expires in the fall of 2016. If NEASC decides at its September 2015 meeting that DWC’s accreditation should be withdrawn, DWC will appeal that action under NEASC’s policies and procedures. In the latter case, DWC’s accreditation would continue during the appeal process until a final decision is made. If DWC ultimately were to lose its accreditation, it would lose its eligibility to participate in Title IV Programs and possibly its ability to operate. If we could not arrange for alternative financial resources for the students attending DWC, we could be forced to close DWC, which could have a negative impact on the realizable value of DWC’s assets and could result in a material impairment charge.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended June 30, 2015, we did not repurchase any shares of our common stock. Our Board of Directors has authorized us to repurchase shares of our common stock in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The shares that remained available for repurchase under the Repurchase Program were 7,771,025 as of June 30, 2015. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire when we repurchase all shares authorized for repurchase thereunder.

The Financing Agreement contains certain affirmative and negative covenants, including restrictions on the Loan Parties’ ability to pay dividends, subject to customary exceptions.

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
Date: July 31, 2015
	By:	/s/ Daniel M. Fitzpatrick
Daniel M. Fitzpatrick
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s 2005 second fiscal quarter report on Form 10-Q)

3.2	Restated By-Laws, as Amended to Date (incorporated herein by reference from the same exhibit number to ITT/ESI’s Current Report on Form 8-K filed on July 22, 2011)

10.1	Second Amendment to the ITT Educational Services, Inc. Amended and Restated 2006 Equity Compensation Plan (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on June 12, 2015)

10.2	Sixth Amendment to Risk Sharing Agreement, dated as of June 8, 2015, by and between ITT Educational Services, Inc. and Student CU Connect CUSO, LLC (incorporated herein by reference from the same exhibit number to ITT/ESI’s Quarterly Report on Form 10-Q filed on June 12, 2015)

10.3	Updated Summary of Director Compensation

10.4	Limited Consent to Financing Agreement, dated as of May 26, 2015, by and among ITT Educational Services, Inc., the subsidiary guarantors party thereto, Cerberus Business Finance, LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference from Exhibit 10.46 to ITT/ESI’s Annual Report on Form 10-K filed on May 29, 2015)

10.5	Amendment to Letter Agreement, dated as of April 28, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany (incorporated herein by reference from Exhibit 10.3 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

10.6	Second Amendment to Letter Agreement, dated as of May 26, 2015, by and between ITT Educational Services, Inc. and Kevin M. Modany (incorporated herein by reference from Exhibit 10.69 to ITT/ESI’s Annual Report on Form 10-K filed on May 29, 2015)

10.7	Letter Agreement, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick (incorporated herein by reference from Exhibit 10.1 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

10.8	Amendment to Equity Award Agreements, dated as of April 29, 2015, by and between ITT Educational Services, Inc. and Daniel M. Fitzpatrick (incorporated herein by reference from Exhibit 10.2 to ITT/ESI’s Current Report on Form 8-K filed on April 29, 2015)

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from ITT Educational Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting language):

(i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements